Form 10-K
period 1993-12-31
ITEL CORP
filed 1994-03-30
CIK 52795

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.............FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-5989

                                ITEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     94-1658138
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                            2 NORTH RIVERSIDE PLAZA
                                   SUITE 1900
                            CHICAGO, ILLINOIS 60606
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 902-1515

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                            -----------------------------------------
     Common Stock, $1 par value                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $670,000,000 as of March 25, 1994.

At March 25, 1994, 33,257,000 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders of Itel Corporation are incorporated by reference into Part III. This document consists of 122 pages. Exhibit List begins on page 42.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.

                                                                                           PAGE
                                                                                           ---
Item 1.              Business of the Company...............................................   3
Item 2.              Properties............................................................   7
Item 3.              Legal Proceedings.....................................................   7
Item 4.              Submission of Matters to a Vote of Security Holders...................   7
                     Executive Officers of the Registrant..................................   8
PART II.
Item 5.              Market for the Registrant's Common Stock and Related Stockholder
                       Matters.............................................................   9
Item 6.              Selected Financial Data...............................................  10
Item 7.              Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...............................................  11
Item 8.              Consolidated Financial Statements and Supplementary Data..............  18
Item 9.              Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure................................................  18
PART III.
Item 10.             Directors and Executive Officers of the Registrant....................  41
Item 11.             Executive Compensation................................................  41
Item 12.             Security Ownership of Certain Beneficial Owners and Management........  41
Item 13.             Certain Relationships and Related Transactions........................  41

PART IV.
Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  41

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

     Itel Corporation (the "Company" or "Itel"), which was incorporated in Delaware in 1967, is engaged in (i) the distribution of wiring systems products for voice, data and video networks and electrical power applications by Anixter Inc. and its subsidiaries (collectively "Anixter"), (ii) the development and distribution of products used in the cable television industry by ANTEC Corporation and its subsidiaries (collectively "ANTEC"), and (iii) rail car leasing by Itel Rail Corporation and its subsidiaries (collectively "Rail") (see discussion below of the 1992 rail car transaction for the limited nature of the Company's continuing interest in this business). In 1993, ANTEC was changed from a division of Anixter to a subsidiary of the Company and the Company's interest in ANTEC was later reduced to 53% following a public offering of ANTEC common stock. In 1993 and 1992, the Company sold substantially all of its other transportation services assets, except for one short-line railroad which is currently being held for sale. In 1991, the Company sold the distribution services business previously conducted by Itel Distribution Systems, Inc. ("Itel Distribution") and all the stock of Great Lakes International, Inc. which together with its subsidiaries (collectively "Great Lakes") was engaged in heavy marine construction, primarily dredging. At the end of 1990, the Company sold substantially all of its intermodal container leasing assets. For information about these sales see Item 7 -- Financial Liquidity and Capital Resources -- Asset Sales and Other Dispositions and Note 3 of the Notes to the Consolidated Financial Statements.

     At December 31, 1993, the Company also had investments in securities of other companies, including approximately 9% of the common stock of Santa Fe Energy Resources, Inc. ("Energy") and approximately 9% of the common stock of Catellus Development Corporation ("Real Estate"). In 1991, the Company sold its 15% investment in the common stock of Santa Fe Pacific Corporation ("Santa Fe") and its 21% investment in the common stock of American President Companies, Ltd. ("APC"). The financing operations of Signal Capital Corporation and its subsidiaries (collectively "Signal Capital") and certain remaining other transportation services assets are being held for sale. See Note 3 of the Notes to the Consolidated Financial Statements.

     As of December 31, 1993, the Company had cumulative net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $345 million expiring primarily in 1995 through 2007, and investment tax credit ("ITC") carryforwards of approximately $16 million that expire between 1994 and 2001. Certain of these carryforwards have not been examined by the Internal Revenue Service ("IRS") and, therefore, may be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's future Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended. These carryforwards are not applicable to ANTEC's results after September 1993. In addition, at December 31, 1993, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $50 million which are subject to various tax provisions of each respective country and expire primarily between 1995 and 2003.

     At December 31, 1993, the Company and its subsidiaries employed approximately 4,600 persons. For information on segment and geographic data see
Note 14 of the Notes to the Consolidated Financial Statements.

ANIXTER

     Anixter is a leading supplier of wiring systems, networking and internetworking products for voice, data and video networks and electrical power applications in the United States, Canada, Europe and parts of Asia. Anixter stocks and sells a full line of these products from a network of 87 locations in the United States, 21 in Canada, 20 in the United Kingdom, 23 in Continental Europe, 2 in Mexico, 2 in Australia and single locations in Singapore, Hong Kong and Ireland. Anixter sells approximately 80,000 products to over 60,000 active customers and works with over 2,000 suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,000.

     The products sold by Anixter fall into two broad categories. The first category is communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, such as adapters, outlets, cable assemblies, crossconnect systems, connectors, terminals, tools, test equipment and power protection devices. Active data components for networking applications include concentrators, intelligent hubs, multiplexers, transceivers, routers and servers. Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks ("WANs") and the increased use of fiber optic products in private networks, including factory environments. It is expected that these markets will continue to grow at double digit rates, with international growth somewhat outpacing U.S. growth. Anixter has followed a strategy of regularly expanding its product lines and the services that it provides to its customers. During 1993, Anixter began selling and providing technological support for internetworking products, including routers, as well as video-conferencing and network access products.

     The second major product category is electrical wiring systems products used for the transmission of electrical energy and control/monitoring of industrial processes. These products include power cables, high temperature or other critical environment cables, armored and control cable, instrumentation and thermalcouple cable, portable power cable, shielded electronic process cables and accessory products. Anixter is not a significant distributor to the residential or commercial construction industries.

     Prior to 1989, Anixter's operations were limited to the United States, Canada, the United Kingdom and Belgium. In 1989, Anixter made a major commitment to expand its operations into the international voice, data and video communications markets. Since then, Anixter has opened businesses in France, Germany, Italy, Norway, Spain, Sweden, Switzerland, Australia, Mexico, Portugal, Singapore, The Netherlands, Austria and Hong Kong. Anixter also has resident salespersons in Greece and Malaysia along with technical representatives in the Czech Republic, Hungary and Poland. While several of these expansion businesses achieved an operating profit in 1993 and 1992, the international expansion program is still considered to be in the startup mode. Since 1988, Anixter has experienced operating losses relating to the expansion program totalling approximately $33 million.

     An important element of Anixter's business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities.

     Anixter has developed a competitive advantage through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. This fully integrated system connects Anixter's 158 worldwide service centers through more than 2,600 terminals. The computer system enables the sales staff to locate products at any location and ship them within 24 hours. Anixter provides a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.

     Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies. To guard against inventory obsolescence, Anixter has negotiated various return and price protection agreements with its key suppliers. Although Anixter's relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on Anixter's business but would not have a lasting impact since such products are available from alternate sources.

ANTEC

     ANTEC is a leading developer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. The ANTEC business was originally formed as a division of Anixter in 1969 and, in 1993, ANTEC became a separate subsidiary of Itel.

     ANTEC's role in the development of new products is to identify new product needs in the broadband communications industry and to work with strategic allies that generally contribute extensive engineering and design services in conjunction with ANTEC's engineers and then manufacture the product for sale by ANTEC. These alliances allow ANTEC to develop innovative products while minimizing its investment in engineering, facilities and equipment.

     ANTEC is one of the leading suppliers to the cable market for fiber optic products. ANTEC also supplies cable system operators with almost all of the products required in a cable television system, including headend, distribution, drop and in-home subscriber products. ANTEC serves its customers through an efficient delivery network consisting of 23 sales and stocking locations in North America. ANTEC maintains complete inventories and is able to provide overnight as well as staged delivery of product on an "as needed" basis.

     More than 95% of ANTEC's consolidated sales for the year ended December 31, 1993 came from sales to the cable industry. Demand for these products depends primarily on capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, ANTEC's sales and profitability, are affected by a variety of factors, including general economic conditions, access by cable operators to financing, government regulation of cable operators, demand for cable services and technological developments in the broadband communications industry. Technological developments are occurring rapidly in the communications industry and, while the effects of such developments are uncertain, they may have a material adverse effect on the demand for ANTEC products and on the cable industry as a whole. For example, technologies are being implemented that bypass existing cable systems and permit the transmission of signals directly into households.

     Cable operators are subject to extensive regulation. For example, pursuant to the Cable Act of 1992, the Federal Communications Commission (the "FCC") has adopted regulations that govern cable operators. The regulations generally provide, among other things, for rate rollbacks for basic tier cable service, further rate reductions under certain circumstances and limitations on future rate increases. In addition, the Cable Act of 1992 provides that commercial broadcasting stations may elect (i) to require cable operators to carry their stations, or (ii) to bar cable operators from carrying their stations unless the cable operator agrees to pay to the station a "re-transmission consent fee." Also in 1992, the FCC issued its "video dialtone" ruling which, among other things, allows local telephone companies to transmit all types of enhanced services, including interactive voice, video and data delivery in competition with cable operators. Additionally, in February 1994, the FCC announced that it intends to impose another rate cut of 7% for basic services. These regulations, among others, could limit capital expenditures by cable operators and, thus, could limit or reduce ANTEC's profitability. Moreover, changes in current regulation are possible and could have a similar effect.

     On August 24, 1993, a Federal district court judge in Alexandria, Virginia declared unconstitutional, on First Amendment grounds, restrictions, as applied to Bell Atlantic Corporation and six other regional phone companies, under the 1984 Cable Act that prevent local exchange telephone companies from providing video programming to subscribers in their own telephone service area. It is uncertain whether this ruling will be upheld on appeal, and it is unclear what long-term effect, if any, this decision and related developments may have on the cable industry in general or ANTEC's business prospects. Similar uncertainty is created by proposed federal legislation to permit competition among cable operators, telephone companies and other companies.

     Almost all of the products supplied by ANTEC are manufactured for it by domestic and foreign manufacturers. Approximately 23% of ANTEC's aggregate purchases in 1993 were of products manufactured by AT&T, and many ANTEC customers have demonstrated loyalty to AT&T products. In addition, approximately 57% of ANTEC's purchases in 1993 were from its ten largest suppliers. The loss of a significant manufacturing source, such as AT&T, could adversely affect ANTEC's business, although management believes that any such loss is unlikely to have a lasting impact on its business, since such products are generally available from alternate sources.

     There can be no assurance that the technology applications under development by ANTEC and its strategic partners will be successfully developed or, if they are successfully developed, that they will be widely used by cable operators or that ANTEC will otherwise be able to successfully exploit these technology applications. Furthermore, ANTEC's competitors may develop similar or alternative new technology applications which, if successful, could have a material adverse effect on ANTEC. ANTEC relies on strategic alliances with various manufacturers for the development and production of new technology applications. These strategic alliances are based on business relationships and generally are not subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the development of the new products under development with that partner.

     The cable industry is highly concentrated with over 75% of U.S. domestic subscribers being served by approximately twenty-five major multi-system operators ("MSO's"). In 1993, approximately 58% of ANTEC's revenues were obtained from sales to the twenty-five largest MSO's. A significant portion of ANTEC's revenue is derived from sales to Tele-Communications, Inc. (together with its affiliates, "TCI") aggregating $146.1 million, $86.7 million and $58.0 million for the years ended December 31, 1993, 1992 and 1991. In October, 1993, TCI and Bell Atlantic Corporation jointly announced their agreement for the acquisition of TCI and Bell Atlantic. In February, 1994, TCI and Bell Atlantic jointly announced the termination of their acquisition agreement. A variety of factors were identified, including the FCC rate cut, as the reasons for such termination. In the termination announcement, TCI also indicated that it plans to suspend its capital expenditure budget for 1994 by one-half pending clarification of the FCC action. It is not known what effect, if any, the recent FCC and TCI announcements will have on capital spending increases in general, or on ANTEC's performance in particular. However, ANTEC believes that while capital expenditures for some products by some operators may be adversely effected, capital spending for infrastructure improvements and upgrades will continue and, therefore, ANTEC does not anticipate a material adverse impact on its performance as a result of these recent announcements.

     All aspects of ANTEC's business are highly competitive. ANTEC competes with national, regional and local manufacturers, distributors and wholesalers, including companies larger than ANTEC, such as General Instrument Corporation and Scientific-Atlanta, Inc. Various manufacturers who are suppliers to ANTEC sell directly as well as through distributors into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the cable market. Many of ANTEC's competitors or potential competitors are substantially larger and have greater resources than ANTEC. The principal methods of competition are product differentiation, performance and quality; price and terms; and service, technical and administrative support.

     The future success of ANTEC depends in part on its ability to attract and retain key executive, marketing and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on ANTEC. ANTEC has entered into employment contracts with its executive officers. ANTEC also has a stock option program designed to provide substantial incentives for its employees to remain with ANTEC.

RAIL CAR LEASING

     In June 1992, Itel and Rail completed a transaction with General Electric Capital Corporation and certain of its affiliates ("GECC") pursuant to which Rail contributed substantially all of its owned rail cars, subject to approximately $170 million of debt, to a trust (the "Trust") of which Rail is a 99% beneficiary and the Trust contributed these rail cars, subject to the debt, along with other rail cars the Trust received as a contribution from its 1% beneficiary, to a partnership (the "Partnership") of which the Trust is a 99% partner. The Partnership assumed the Rail debt and leased all of these contributed rail cars, along with other rail cars it received as a contribution from its other partners, to a subsidiary of GECC (the "Lessee"). These leases (the "Leases") expire in 2004, with fixed rentals of approximately $153 million annually. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the leases for all, but not less than all, of the rail cars for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance and other expenses of the rail cars and all obligations of the Lessee are unconditionally guaranteed by GECC. Rail also assigned to GECC, for certain consideration, substantially all of its contracts to lease rail cars from others.

     Prior to the rail car transaction, most of Rail's cars, other than boxcars, were leased to major railroads and shippers under fixed-rate leases which were typically one to five years in length. The majority of these leases required Rail to maintain the cars and provide other administrative services. The utilization of grain hoppers was affected by, among other things, export demand, domestic trade policies and weather. Prior to the rail car transaction, most of Rail's boxcars were leased to small railroads and used primarily for transportation by the paper and forest product industries. A majority of these leases were long-term "per diem" leases. Per diem leases did not require fixed rental payments. Instead, the rental paid by the lessee was a percentage of the use charges ("car hire") earned by the lessee railroad for the use of the leased equipment on the tracks of other railroads.

STOCK INVESTMENTS

     At December 31, 1993, as the result of September 1988 acquisitions, other purchases and Santa Fe's 1990 restructuring and related spin-offs of Energy and Real Estate common stock, the Company owned 8,064,005 shares or approximately 9% of Energy's common stock and 6,687,575 shares or approximately 9% of Real Estate's common stock, both of which are listed on the New York Stock Exchange (the "NYSE"). Energy and Real Estate are subject to the informational filing requirements of the Securities Exchange Act of 1934 and, in accordance therewith, are required to file reports and other information with the Securities and Exchange Commission.

     In 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $25 million, $25 million and $50 million, respectively.

ASSETS HELD FOR SALE

     The principal assets held for sale at December 31, 1993 are those of Signal Capital. The Company acquired Signal Capital in connection with the purchase of a major rail car fleet in 1988. The finance business of Signal Capital has been classified as assets held for sale in the Company's consolidated financial statements since its acquisition. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including reductions of $82 million, $82 million and $157 million in 1993, 1992 and 1991, respectively. All cash proceeds were used to reduce indebtedness.

ITEM 2. PROPERTIES.

     See Item 1--Business of the Company--Rail Car Leasing and the Consolidated Financial Statements. The Company's rail cars have been leased to GECC under the Leases. Most of Anixter and ANTEC's facilities are leased. Certain of the debt agreements of the Company's subsidiaries are secured by their assets (see Note 9 of the Notes to the Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of business, the Company and its subsidiaries became involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1993, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 25, 1994, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Kirk Brewer, 38..............   Senior Vice President--Corporate & Investor Relations of Itel
                                since February 1992; Midwest Officer and Managing Director of
                                Georgeson & Co. from 1989 to February 1992; Officer and Group
                                Manager of Burson-Marsteller from 1982 to 1989.
Don Civgin, 32...............   Vice President--Treasurer of Itel since December 1993;
                                Treasurer of Itel from March 1991 to December 1993; Assistant
                                Treasurer of Itel from 1988 to March 1991.
Rod F. Dammeyer, 53..........   Chief Executive Officer, President and Director of Itel since
                                January 1993; President and Director of Itel from 1985 to 1993.
Gary M. Hill, 46.............   Senior Vice President--Finance of Itel since March 1991; Vice
                                President-- Finance of Itel from 1987 to March 1991.
James E. Knox, 56............   Senior Vice President, General Counsel and Secretary of Itel
                                since 1986.
John P. McNicholas Jr., 40...   Vice President--Controller of Itel since May 1992; Controller of Itel from March 1991 to May 1992; Corporate Controller of
                                Itel from 1987 to March 1991.
Philip F. Meno, 35...........   Vice President--Taxes of Itel since May 1993; Director of Taxes from January 1990 to May 1993; Tax Manager from 1986 to January
                                1990.
Samuel Zell, 52..............   Chairman of the Board of Directors of Itel since January 1993;
                                Chairman of the Board of Directors and Chief Executive Officer
                                of Itel from 1985 to 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

A. MARKET INFORMATION

     Itel Corporation's Common Stock is traded on the NYSE.

B. STOCK PRICES

     The following table sets forth the high and low sales prices for the Common Stock on the NYSE.

                                                                     HIGH       LOW
                                                                     ----       ---
          1992
            First Quarter..........................................  $19 3/8    $16 5/8
            Second Quarter.........................................   18 3/8     16 1/8
            Third Quarter..........................................   19 1/4     16
            Fourth Quarter.........................................   24 3/8     17 5/8
          1993
            First Quarter..........................................  $25 7/8    $20 1/4
            Second Quarter.........................................   30 1/4     22 7/8
            Third Quarter..........................................   33 5/8     28
            Fourth Quarter.........................................   30 5/8     25 1/8
          1994
            First Quarter (through March 25, 1994).................  $30        $26 5/8

C. DIVIDENDS ON COMMON STOCK

     The Company has not paid dividends on its Common Stock since 1979 and does not anticipate declaring any such cash dividends in the foreseeable future. Certain loan agreements and indentures require that the Company maintain a minimum net worth or otherwise limit the Company's ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of the Company. Approximately $30 million is available for such distributions under the most restrictive of these covenants.

D. NUMBER OF HOLDERS OF COMMON STOCK

     There were approximately 6,000 holders of record of the Common Stock as of March 25, 1994.

ITEM 6. SELECTED FINANCIAL DATA.

                                                           YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                           1993         1992         1991         1990         1989
                                         --------     --------     --------     --------     --------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations:
  Revenues.............................  $1,909.2     $1,682.1     $1,591.1     $1,617.4     $1,540.4
  Operating income(a)..................     157.9        126.9        165.3        168.2        186.0
  Interest expense and other, net......    (151.1)      (181.7)      (179.7)      (174.7)      (177.8)
  Non-recurring items, net(b)(c).......      64.0           --           --           --           --
  Write-down of marketable equity
     securities(d).....................     (25.0)       (25.0)       (79.4)       (31.7)          --
  Income (loss) from continuing
     operations........................      16.1        (59.8)       (57.7)       (32.4)         1.8
  Income (loss) from discontinued
     operations........................      (1.3)       (24.1)        (6.8)       161.1         32.6
  Extraordinary items, net(e)..........     (16.0)       (20.4)         8.8           --           --
  Net income (loss)....................  $   (1.2)    $ (104.3)    $  (55.7)    $  128.7     $   34.4
  Income (loss) per common and common
     equivalent share(f):
       Continuing operations...........  $    .43     $  (2.26)    $  (1.85)    $   (.82)    $   (.09)
       Before extraordinary items......       .39        (3.09)       (2.05)        2.60          .56
       Net income (loss)...............      (.14)       (3.79)       (1.79)        2.60          .56
Financial position at December 31:
  Total assets.........................  $2,494.4     $2,640.8     $2,829.5     $3,372.9     $3,674.3
  Total debt...........................   1,581.5      1,874.4      1,789.6      2,080.4      2,306.2
  Senior non-recourse debt --
     principally Rail car leasing......   1,104.7      1,148.8           --           --           --
  Stockholders' equity(g)(h)...........     405.3        367.3        563.6        610.1        861.5
  Book value per common and common
     equivalent share(h)...............  $  12.28     $  10.10     $  14.96     $  13.48     $  15.64
  Weighted average common and common
     equivalent shares(f)..............    30,132       29,085       34,440       47,194       50,430

- ---------------
Notes:
(a) Operating income in 1992 includes $21.8 million of non-recurring operating costs relating to severance and transition costs due to the rail car transaction (see Note 7 of the Notes to the Consolidated Financial Statements).
(b) Non-recurring items include an $84.5 million pre-tax gain on ANTEC Offering in 1993 relating to the September 1993 initial public offering of shares of common stock of ANTEC (see Note 4 of the Notes to the Consolidated Financial Statements).
(c) The non-recurring pre-tax loss of $20.5 million in 1993 principally relates to the write-down of miscellaneous investments and certain non-operating assets to net realizable value.
(d) In 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $25.0 million, $25.0 million and $50.0 million, respectively. The remaining $29.4 million pre-tax charge in 1991 relates to the loss on sale of the Company's investment in Santa Fe. The $31.7 million pre-tax charge in 1990 primarily relates to the recognized loss in market value on other marketable equity securities.
(e) Extraordinary items in 1993, 1992 and 1991 represent the gain/(loss) net of related income taxes on early extinguishment of senior and subordinated debt at Itel and its subsidiaries.
(f) Weighted average common and common equivalent shares outstanding decreased substantially from 1989 to 1992 primarily as a result of Itel's large treasury stock purchases in 1992, 1991 and 1990. Consequently, the loss per share in 1992 and 1991 was adversely impacted. In 1993, weighted average common and common equivalent shares increased slightly due primarily to the conversion of Series C convertible preferred stock into approximately 3.8 million shares of Common Stock in August 1993.
(g) Stockholders' equity reflects treasury stock purchases of $.3 million, $114.3 million, $147.4 million, $187.6 million and $6.5 million in 1993, 1992, 1991, 1990 and 1989, respectively. No dividends on common stock were declared or paid during any of the periods shown.
(h) Stockholders' equity includes unrealized losses on marketable equity securities available-for-sale, net of deferred income tax benefit of $23.7 million, $49.1 million, $47.8 million, $112.9 million and $24.9 million at December 31, 1993, 1992, 1991, 1990 and 1989, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

     Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt at Itel and its subsidiaries and purchasing Common Stock. Over the last several years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to substantially reduce debt at the holding company and subsidiary level and to repurchase approximately $450 million of outstanding Common Stock. The financial liquidity and capital resources in 1993 and 1992 reflect the impact of Itel's recapitalization program.

     ANTEC Separation: In July 1993, ANTEC, formerly a business division of Anixter, was established as a separate and independent corporation through Anixter's contribution of assets and liabilities of its ANTEC business division to ANTEC and Anixter's distribution of 100% of the outstanding common stock of ANTEC to Itel. In September 1993, Itel and ANTEC completed a public offering (the "Offering") of shares of common stock of ANTEC. Net proceeds from the Offering were approximately $157 million of which Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, received approximately $97 million. Proceeds were used to reduce indebtedness. As a result of the Offering, Itel's ownership of ANTEC common stock was reduced to 53%.

     Liquidation of Signal Capital: Signal Capital has been classified as assets held for sale since acquisition in connection with the purchase of a major rail car fleet in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including reductions of $82 million, $82 million and $157 million in 1993, 1992 and 1991, respectively.

     Rail Car Transaction: In June 1992, Itel and Rail completed a transaction with GECC pursuant to which Rail contributed substantially all of its owned rail cars, subject to approximately $170 million of debt, to a Trust of which Rail is a 99% beneficiary and the Trust contributed these rail cars, subject to the debt, along with other rail cars the Trust received as a contribution from its 1% beneficiary, to a partnership (the "Partnership") of which the Trust is a 99% partner. The Partnership assumed the Rail debt and leased all of these contributed rail cars, along with other rail cars it received as a contribution from its other partners, to a subsidiary of GECC (the "Lessee"). The Leases expire in 2004, with fixed rentals of approximately $153 million annually. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the rail cars for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance and other expenses of the rail cars and all obligations of the Lessee are unconditionally guaranteed by GECC. Rail also assigned to GECC, for certain consideration, substantially all of its contracts to lease rail cars from others.

     In June 1992, the Trust issued $998 million of 7 3/4% Notes (the "Trust Notes") secured by the Trust's ownership interest in the Partnership. The net proceeds were used to repay certain debt of Rail and Itel. The Trust Notes are non-recourse to Itel.

     Other Dispositions: In 1993 and 1992, the Company sold substantially all of its other transportation services assets, except for one short-line railroad which is currently being held for sale. In 1991, the Company sold its investments in American President Companies, Ltd. ("APC"), its third party distribution business, Great Lakes International, Inc. ("Great Lakes") and Santa Fe for aggregate cash proceeds in excess of $500 million. Proceeds from the sales were used to reduce debt or to purchase Common Stock.

Cash Flow

     Consolidated net cash provided (used) by continuing operating activities was $21.3 million for the year ended December 31, 1993 compared to ($5.5) million in 1992. Cash provided (used) by continuing operating activities increased due to higher operating income and lower interest costs caused by debt reductions somewhat offset by higher investment in net working capital attributable to Anixter and ANTEC sales volume increases. Consolidated cash provided (used) by net investing activities was $11.7 million in 1993 versus ($18.7) million in 1992. Consolidated investing activities in 1993 primarily reflect net receipts from Itel's investment in Q-TEL (formerly Quadrum) of $23.7 million and proceeds from the sale of miscellaneous marketable securities and other investments somewhat offset by two ANTEC acquisitions aggregating $9.9 million and capital expenditures required at Anixter and ANTEC. Consolidated cash used for net financing activities was ($141.4) million for the year ended 1993 in comparison to ($50.4) million for the year ended 1992. The 1993 period includes approximately $156.6 million of proceeds from the Offering and the paydown of a substantial amount of subordinated debt. Consolidated net financing activities in 1992 reflect the issuance of $998 million of Trust Notes and subsequent paydown of substantial amounts of other debt. Cash from discontinued operations, net was $117.4 million in 1993 versus $68.0 million in 1992. Discontinued operations in 1993 and 1992 include net proceeds from the sale of most of the Company's other transportation services assets of $46 million and $8 million, respectively, and cash received from the reduction of assets at Signal Capital of $82 million in both years.

     Consolidated net cash provided (used) by continuing operating activities was ($5.5) million for the year ended December 31, 1992 compared to $34.4 million in 1991. This decrease was due primarily to higher investment in net working capital attributable to Anixter and ANTEC sales volume increases and severance and transition payments due to the rail car transaction. Consolidated cash provided (used) by net investing activities was ($18.7) million in 1992 versus $209.4 million in 1991. Consolidated cash provided from net investing activities in 1991 reflects significant proceeds from marketable securities sales, primarily Santa Fe. Consolidated investing activities in 1992 reflect significantly lower purchases of rail equipment due to the rail car transaction. Consolidated cash used for net financing activities was ($50.4) million for the year ended 1992 in comparison to ($442.0) million for the year ended 1991. Consolidated net financing activities in 1992 reflect the issuance of $998 million of Trust Notes and subsequent paydown of substantial amounts of other debt. Cash used for net financing activities in 1991 reflects the use of proceeds from significant asset sales to repay debt. The consolidated cash used for net financing activities in both years reflects large purchases of treasury stock, principally from Henley. Cash from discontinued operations, net was $68.0 million in 1992 versus $170.7 million in 1991. Discontinued operations in 1992 includes net proceeds from the sale of certain of the Company's other transportation services assets and cash received from the reduction of assets at Signal Capital. Discontinued operations in 1991 include net proceeds from the sales of the Company's investments in Great Lakes, APC and the third party distribution business aggregating $183 million and cash received from the reduction of assets at Signal Capital of $157 million.

     Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. However, with the completion of the rail car transaction in June 1992, the ongoing fixed cash flow of Rail car leasing is available only to service interest and principal on the debt of the Trust and the Partnership. Cash flow by the Company's major business segments is presented in the following table. The decline in 1992 is due to the rail car transaction.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                   1993        1992        1991
                                                                  ------      ------      ------
                                                                          (IN MILLIONS)
Anixter........................................................   $ 69.5      $ 53.0      $ 50.3
ANTEC..........................................................     27.2        16.4        11.6
All other......................................................     (8.9)       (8.3)      (10.2)
                                                                  ------      ------      ------
                                                                    87.8        61.1        51.7
Rail car leasing...............................................    152.1       141.7       181.1
                                                                  ------      ------      ------
                                                                  $239.9      $202.8      $232.8
                                                                  ------      ------      ------
                                                                  ------      ------      ------

     Consolidated net interest expense was $151.1 million, $181.7 million and $179.7 million for the years ended December 31, 1993, 1992 and 1991, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on substantially all debt obligations at December 31, 1993 is fixed or capped.

Financings

     On December 13, 1993, the Company obtained a $250 million senior bank term loan ("Term Loan") from a group of banks. The Term Loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its common shares of Energy and Real Estate aggregating $730 million at net book value at December 31, 1993. The Term Loan matures in 1996. The net proceeds from the Term Loan were used exclusively to repay other debt of Itel.

     In August 1993, Itel's Series C convertible preferred stock was converted into approximately 3.8 million shares of Common Stock.

     In July 1993, ANTEC executed an agreement with a group of banks for a new $100 million revolving credit facility. The revolving line of credit, which matures in 1997 and is extendible at the banks' option for one additional year, was reduced to $50 million upon completion of the Offering. Part of the proceeds from the new ANTEC revolving credit facility were used to repay a portion of a secured revolving line of credit of Anixter. The ANTEC revolving credit facility is non-recourse to Itel.

     In May 1993, the Anixter secured revolving line of credit was extended to 1996 and was increased to $300 million. The revolving line of credit may be extended for two additional one-year periods at the option of the lenders. Upon completion of the new ANTEC revolving credit facility in July, Anixter's secured revolving line of credit was reduced to $210 million. In November, the Company increased the revolving line of credit to $220 million.

     At December 31, 1993, $88.6 million was available under the bank revolving lines of credit at Anixter, most of which was available to Itel for general corporate purposes.

Debt Maturities and Repayments

     Current maturities of non-recourse debt of $67.8 million at December 31, 1993 represent senior debt related to the Rail car leasing business to be serviced from Rail car leasing cash flow. In 1993 and 1992, Rail car leasing retired at maturity approximately $62.2 million and $17.9 million of non-recourse debt, respectively.

     In 1993, the Company retired or called for redemption approximately $558 million of the face value of subordinated debt at Itel (including $180 million of 13% Senior Subordinated Notes ("13% Notes") called on December 17, 1993 for January 18, 1994 redemption and $41 million of 13% Notes called on January 27, 1994 for February 28, 1994 redemption). In 1992 and 1991, respectively, the Company retired $688 million and $79 million of the face value of senior and subordinated debt at Itel and its subsidiaries.

NOL Carryforwards

     To the extent of certain taxable income realized by the Company, liquidity is enhanced by potential tax benefits. As of December 31, 1993, the Company had cumulative NOL carryforwards for Federal income tax purposes of approximately $345 million expiring principally in 1995 through 2007, and ITC carryforwards of approximately $16 million expiring in 1994 through 2001. Certain of these carryforwards have not been examined by the IRS and, therefore, may be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's future Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), which may limit their use in the event of substantial ownership changes of Itel's stock as defined in the Code. Such ownership changes may not be within the control of the Company. In addition, at December 31, 1993, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $50 million which are subject to various provisions of each respective country and expire between 1995 and 2003.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Among other things, SFAS No. 109 requires recognition of deferred tax liability on the temporary differences between financial statement and income tax bases of assets and liabilities, measured at enacted tax rates, and the reduction of the liability for deferred taxes for NOL and ITC carryforwards, to the extent that realization of such carryforwards are more likely than not. Accordingly, the Company has reduced its deferred tax liability for its Federal and state NOL and ITC carryforwards in its consolidated financial statements. The Company's partial recognition of Federal and state future tax benefits is due to the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from (a) over $546 million of existing temporary differences at December 31, 1993, primarily rail car depreciation, which will reverse prior to 2005 and (b) projected consolidated taxable income including the guaranteed minimum future rentals from the Leases of $153 million annually through 2004 and the discontinuance of the substantial capital expenditure program that gave rise to a significant portion of the NOL. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the factors mentioned above.

     The following table presents the Company's, exclusive of ANTEC, scheduled reversal of existing temporary differences and the expiration dates and amounts of the Company's, exclusive of ANTEC, domestic NOL and ITC carryforwards at December 31, 1993.


                                                            NET REVERSING                         EXPIRING
                                                        TEMPORARY DIFFERENCES    EXPIRING NOL       ITC
                                                        ---------------------    ------------     --------
                                                                                (IN MILLIONS)
1994.................................................          $ (83.9)             $   --        $  7.1
1995-1999............................................             63.7               106.4           7.3
2000-2004............................................            567.1                35.4           1.7
2005-2007............................................               --               203.2            --
                                                               -------           ------------    --------
                                                               $ 546.9              $345.0        $ 16.1
                                                               -------           ------------    --------
                                                               -------           ------------    --------

     At December 31, 1993, 1992 and 1991, consolidated valuation allowances for its tax carryforwards are $55.4 million, $58.4 million and $62.1 million, respectively, including valuation allowances on its foreign NOLs at December 31, 1993, 1992, 1991. The effect of the Revenue Reconciliation Act of 1993 enacted in August 1993 was not significant to the Company's consolidated results of operations.

Liquidity Considerations and Other

     Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.

     At December 31, 1993, the market value of the Company's investment in marketable equity securities was below cost by $36.5 million. In accordance with generally accepted accounting principles, the Company's investment in marketable equity securities has been reflected at market value in the consolidated balance sheet. The Company continuously evaluates the market value of its marketable securities held for investment in relation to its historical cost to determine whether a decline in market value is "other than temporary". When such decline in market value is deemed to be other than temporary, the Company records such decline as a charge against income. In 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $25.0 million, $25.0 million and $50.0 million, respectively.

CAPITAL EXPENDITURES

     Consolidated capital expenditures were $13.4 million, $17.0 million and $75.1 million for 1993, 1992 and 1991, respectively. Anixter capital expenditures were $11.4 million, $6.3 million and $8.4 million for 1993, 1992 and 1991, respectively. ANTEC capital expenditures were $2.0 million, $1.7 million and $2.0 million for 1993, 1992 and 1991, respectively. Rail car leasing capital expenditures were zero, $9.0 million and $64.7 million for 1993, 1992 and 1991, respectively. Due to the rail car transaction, future rail car leasing capital expenditures, if any, will be funded from the proceeds of any dispositions of the rail cars involved in that transaction.

RESULTS OF OPERATIONS

     As a result of the rail car transaction with GECC in June 1992, the revenues and operating income of Rail car leasing, though essentially fixed, are lower than such results prior to the rail car transaction. Further, the ongoing fixed cash flow of Rail car leasing is available only to service interest and principal on the Trust Notes and the debt of the Partnership.

     Earnings Per Share: Weighted average common and common equivalent shares outstanding decreased substantially from 1989 to 1992 primarily as a result of Itel's large treasury stock purchases in 1992, 1991 and 1990. Consequently, the loss per share in 1992 and 1991 was adversely impacted. In 1993, weighted average common and common equivalent shares increased slightly due primarily to the conversion of Series C convertible preferred stock into approximately 3.8 million shares of Common Stock in August 1993.

     Quarter ended December 31, 1993: Loss from continuing operations for the fourth quarter of 1993 was ($17.5) million compared with ($29.2) million in the fourth quarter of 1992. The fourth quarter of 1993 and 1992 each include pre-tax charges associated with the write-down of marketable equity securities of $25.0 million. Net loss was ($22.6) million and ($53.6) million in the fourth quarter of 1993 and 1992, respectively. The Company retired or called for redemption approximately $206.0 million and $65.3 million of its subordinated and senior debt resulting in an extraordinary net loss of ($5.1) million and ($2.4) million in the fourth quarters of 1993 and 1992, respectively. The loss from discontinued operations in the fourth quarter of 1992 includes a ($16.1) million net loss from the discontinuance of the other transportation services segment.

     Consolidated revenues during the period, which includes revenues of Rail car leasing, increased 24% to $508.5 million, primarily reflecting increased volume at Anixter and ANTEC. Anixter revenues increased 21% to $359.7 million from $296.7 million reflecting increased volume in its U.S. wiring systems business and significantly higher volume in its European operations. ANTEC revenues increased 48% to $110.6 million in the fourth quarter of 1993 compared to $74.7 million in 1992 due to the upswing in spending by cable system operators and the acceptance of products developed by ANTEC.

     Consolidated operating income, including Rail car leasing, increased 27% to $39.4 million from $31.1 million in the fourth quarter of 1992 and consolidated operating income before amortization of goodwill increased 23% to $45.0 million from $36.5 million in the fourth quarter of 1992. Anixter's operating income before amortization of goodwill increased 78% to $16.4 million from $9.2 million in the fourth quarter of 1992 due to stronger European and U.S. Distribution earnings. The 1992 period also contained special charges related to a terminated equity participation plan. ANTEC's operating income before amortization of goodwill more than doubled to $7.1 million from $3.3 million in 1992 reflecting significantly increased volume.

     Consolidated net interest expense and other for the fourth quarter declined to $36.5 million from $48.8 million in 1992 due to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost debt.

     Year ended December 31, 1993: Income (loss) from continuing operations was $16.1 million in 1993 compared with ($59.8) million in 1992. Results of continuing operations in 1993 include an $84.5 million pre-tax gain on the Offering and a ($20.5) million non-recurring pre-tax loss principally relating to the write-down of miscellaneous investments and certain non-operating assets to net realizable value. Operating income in 1992 includes a $21.8 million non-recurring operating charge related to the rail car transaction. Results of continuing operations in both 1993 and 1992 include pre-tax charges associated with the write-down of marketable equity securities of $25.0 million. Net loss was ($1.2) million and ($104.3) million for the years ended December 31, 1993 and 1992, respectively. The loss from discontinued operations in 1992 includes a ($16.1) million net loss on the discontinuance of the other transportation services segment. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($16.0) million and ($20.4) million in 1993 and 1992, respectively.

     Consolidated revenues for the year ended December 31, 1993, which includes Rail car leasing, increased 14% to approximately $1.9 billion from $1.7 billion in 1992 primarily reflecting increased volume at Anixter and ANTEC. Anixter revenues rose 14% to $1.3 billion resulting from the continued growth of the U.S. wiring systems business and the continuing worldwide expansion. ANTEC revenues increased 42% to $427.6 million in 1993 compared to 1992 due to the upswing in spending by cable system operators and the acceptance of products developed by ANTEC. More than 95% of ANTEC's consolidated sales for the year ended December 31, 1993 came from sales to the cable industry. Demand for these products depends primarily on capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems. In February 1994, the FCC announced its intention to impose a 7% rate reduction for basic cable services and ANTEC's largest customers announced it may reduce its capital expenditure budget for 1994. However, the Company believes that while capital expenditures for some products by some operators may be adversely affected, capital spending for infrastructure improvements and upgrades will continue and, therefore, the Company does not anticipate a material adverse impact on its performance as a result of these recent announcements. Rail car leasing revenue in 1993 decreased to $153.0 million from $217.5 million due to the effect of the rail car transaction in June 1992.

     Consolidated operating income, including Rail car leasing, was $157.9 million compared with $148.7 million (before the $21.8 million non-recurring operating charge) in 1992. Consolidated operating income before amortization of goodwill and the non-recurring operating charge increased to $179.4 million from $166.3 million in 1992. Anixter operating income before amortization of goodwill for 1993 increased 36% to $61.1 million due to improved margins and volume at U.S. distribution offset slightly by increased spending in international markets. Net start-up losses from recently established foreign operations were ($4.4) million in 1993 compared to ($2.5) million in 1992. The 1992 period also contained special charges related to a terminated equity participation plan. ANTEC's operating income before amortization of goodwill increased 70% to $25.2 million in 1993 from $14.8 million in 1992 reflecting significantly increased volume. Rail car leasing operating income before amortization of goodwill increased to $102.4 million from $93.5 million in 1992. Rail car leasing results in 1992 include a $21.8 million non-recurring operating charge relating to the rail car transaction.

     Consolidated net interest expense and other for 1993 declined to $151.1 million from $181.7 million in 1992 due to the use of proceeds from the 1992 rail car transaction and the continued monetization of Itel's non-core assets to significantly reduce high-cost debt.

     Year ended December 31, 1992: Loss from continuing operations was ($59.8) million in 1992 compared with ($57.7) million in 1991. Operating income in 1992 includes a $21.8 million non-recurring operating charge related to the rail car transaction. Results of continuing operations in 1992 and 1991 include pre-tax charges associated with the sale and write-down of marketable equity securities of $25.0 million and $79.4 million, respectively. Net loss was ($104.3) million and ($55.7) million for the years ended December 31, 1992 and 1991, respectively. The loss from discontinued operations in 1992 includes a ($16.1) million net loss on the disposition of certain other transportation services assets. The loss from discontinued operations in 1991 includes a ($14.6) million net loss on the sale of APC and Great Lakes. The Company retired a significant amount of its subordinated and senior debt resulting in an extraordinary net gain (loss) of ($20.4) million and $8.8 million in 1992 and 1991, respectively.

     Consolidated revenues for the year ended December 31, 1992, which includes revenues of Rail car leasing, increased 6% to approximately $1.7 billion from $1.6 billion in 1991 primarily reflecting increased volume at Anixter and ANTEC. Anixter revenues increased 13% to $1.2 billion reflecting strong U.S. data markets and significantly higher European volume. ANTEC revenues increased 17% to $301.0 million due to stronger fiber optics sales. Rail car leasing revenues decreased to $217.5 million from $307.0 million primarily due to the effect of the June 1992 rail car transaction.

     Consolidated operating income before the $21.8 million non-recurring operating charge was $148.7 million compared with $165.3 million in 1991. Consolidated operating income before the non-recurring operating charge and amortization of goodwill decreased to $166.3 million from $177.8 million in 1991. Anixter operating income before amortization of goodwill for 1992 increased 7% to $44.8 million due to lower European losses and stronger U.K. results partially offset by lower Canadian earnings. Net start-up losses from recently established foreign operations decreased to ($2.5) million in 1992 from ($9.6) million in 1991. ANTEC's operating income before amortization of goodwill increased 48% to $14.8 million in 1992 from $10.0 million in 1991 reflecting significantly increased volume. Rail car leasing operating income before amortization of goodwill decreased to $93.5 million in 1992 from $136.4 million in 1991 reflecting the rail car transaction.

     Consolidated net interest expense and other for 1992 was $181.7 million compared to $179.7 million in 1991. Results in 1992 reflect the effects of debt reduction and lower interest costs following the 1991 sales of the Company's investments in APC, Santa Fe and Great Lakes, and the 1992 rail car transaction offset by the effect of the Company's treasury stock purchases and lower investment income. Net interest expense includes the carrying costs on the remaining marketable equity securities of approximately $25 million for the year ended December 31, 1992.

     Year ended December 31, 1991: Loss from continuing operations was ($57.7) million compared with ($32.4) million in 1990. Results in both years include pre-tax charges associated with the sale and write-down of marketable equity securities of $79.4 million and $31.7 million in 1991 and 1990, respectively. Net income (loss) was ($55.7) million and $128.7 million for the years ended December 31, 1991 and 1990, respectively. The loss from discontinued operations in 1991 includes a ($14.6) million net loss on the sales of APC and Great Lakes. Income from discontinued operations in 1990 primarily reflects a $154.9 million net gain on the sale of the Company's container leasing assets. In 1991, the Company retired approximately $78.9 million of the face value of its subordinated debt resulting in an extraordinary net gain of $8.8 million.

     Consolidated revenues for the year ended December 31, 1991 decreased slightly to approximately $1.6 billion. Anixter revenues, which included the start-up operations in Europe, increased 5% over 1990. ANTEC revenues declined 21% from 1990 due to significantly lower cable industry spending. Rail car leasing revenue was $307.0 million, slightly lower than 1990 primarily due to continued softness in the grain car leasing market.

     Consolidated operating income was $165.3 million compared with $168.2 million in 1990. Consolidated operating income before amortization of goodwill was $177.8 million compared with $180.8 million in 1990. Anixter operating income before amortization of goodwill for 1991 increased 14% to $42.0 million. Net start-up losses from recently established foreign operations were ($9.6) million and ($10.1) million in 1991 and 1990, respectively. ANTEC's operating income before amortization of goodwill decreased to $10.0 million in 1991 from $22.0 million in 1990 due to the poor cable television market. Rail car leasing operating income before amortization of goodwill was $136.4 million, up slightly from 1990 due to lower maintenance costs, partially offset by lower rental revenues.

     Net interest expense and other for the year was $179.7 million compared to $174.7 million in 1990 as the effect of the Company's treasury stock purchases was partially offset by the effects of debt reduction following the 1991 sales of the Company's investments in APC, Santa Fe and Great Lakes and excess proceeds from the sale of the Company's container leasing assets at the end of 1990. Net interest expense includes the carrying costs on marketable equity securities of approximately $60 million and $70 million for the years ended December 31, 1991 and 1990, respectively.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of Anixter and ANTEC's results of operations due, in part, to rapid inventory turnover. Due to the rail car transaction, inflation is currently not a determinant of the Company's rail car leasing business results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                               PAGE
                                                                               ----
          Report of Independent Auditors......................................   20
          Consolidated Balance Sheets.........................................   21
          Consolidated Statements of Operations...............................   23
          Consolidated Statements of Cash Flows...............................   25
          Consolidated Statements of Stockholders' Equity.....................   27
          Notes to the Consolidated Financial Statements......................   28
          Supplementary Financial Data (Unaudited)............................   40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                      [This page left intentionally blank]

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Itel Corporation

     We have audited the accompanying consolidated balance sheets of Itel Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itel Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying supplemental balance sheets at December 31, 1993 (page 22) and supplemental statements of operations for the years ended December 31, 1993 and 1992 (page
24) and supplemental statements of cash flows for the year ended December 31, 1993 (page 26) are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                                      ERNST & YOUNG

Chicago, Illinois
February 8, 1994

                                ITEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                               1993          1992
                                                                                            ----------    ----------
                                                                                    ASSETS
Current assets:
  Cash and equivalents....................................................................  $   31,000    $   22,000
  Restricted cash.........................................................................      21,500        24,500
  Accounts receivable (net of allowances for doubtful accounts of $6,200 and $10,700,
    respectively).........................................................................     296,700       246,500
  Inventories, primarily finished goods...................................................     322,200       261,600
  Other assets............................................................................       9,300        11,500
                                                                                            ----------    ----------
         Total current assets.............................................................     680,700       566,100
Property, at cost:
  Rental equipment--rail cars.............................................................   1,388,600     1,395,000
  Other...................................................................................      68,500        58,300
                                                                                            ----------    ----------
                                                                                             1,457,100     1,453,300
  Accumulated depreciation................................................................    (412,500)     (357,400)
                                                                                            ----------    ----------
         Net property.....................................................................   1,044,600     1,095,900
Goodwill (net of accumulated amortization of $93,800 and $72,300, respectively)...........     418,500       437,600
Discontinued and assets held for sale, net................................................     191,100       337,700
Marketable equity securities available-for-sale (cost of $163,000 and $191,300,
  respectively)...........................................................................     126,400       116,900
Other assets..............................................................................      33,100        86,600
                                                                                            ----------    ----------
                                                                                            $2,494,400    $2,640,800
                                                                                            ----------    ----------
                                                                                            ----------    ----------
                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $  173,200    $  136,500
  Accrued expenses........................................................................     124,300       138,500
  Current maturities of long-term debt--subordinated......................................          --        74,300
                                     --senior, non-recourse to Itel.......................      67,800        62,200
                                                                                            ----------    ----------
         Total current liabilities........................................................     365,300       411,500
Deferred income taxes, net................................................................      99,600        84,800
Other liabilities.........................................................................      12,300        13,900
Long-term debt--subordinated..............................................................     238,500       496,600
              --senior....................................................................     238,300       154,700
              --senior, non-recourse to Itel..............................................   1,036,900     1,086,600
                                                                                            ----------    ----------
         Total liabilities................................................................   1,990,900     2,248,100
Minority interests........................................................................      98,200        25,400
Stockholders' equity:
  Series C convertible preferred stock--zero and 1,702,525 shares issued and outstanding,
    respectively..........................................................................          --        83,600
  Common stock--100,000,000 shares authorized, 33,010,000 and 28,080,000 shares issued and
    outstanding, respectively.............................................................      33,000        28,100
  Capital surplus.........................................................................     383,500       281,200
  Retained earnings.......................................................................      22,400        26,700
  Cumulative translation adjustments......................................................      (9,900)       (3,200)
                                                                                            ----------    ----------
                                                                                               429,000       416,400
  Unrealized losses on marketable equity securities available-for-sale (net of deferred
    income tax benefit)...................................................................     (23,700)      (49,100)
                                                                                            ----------    ----------
         Total stockholders' equity.......................................................     405,300       367,300
                                                                                            ----------    ----------
                                                                                            $2,494,400    $2,640,800
                                                                                            ----------    ----------
                                                                                            ----------    ----------

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                          SUPPLEMENTAL BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                   DECEMBER 31, 1993
                                                              -----------------------------------------------------------
                                                                                                    RAIL CAR
                                                              CONSOLIDATED   ANIXTER     ANTEC      LEASING     ALL OTHER
                                                              ------------   --------   --------   ----------   ---------
                                                      ASSETS
Current assets:
  Cash and equivalents......................................   $   31,000    $ 22,600   $  1,100   $       --   $   7,300
  Restricted cash...........................................       21,500          --         --       21,500          --
  Accounts receivable, net..................................      296,700     228,500     55,200       12,700         300
  Inventories, primarily finished goods.....................      322,200     240,300     81,900           --          --
  Other assets..............................................        9,300       4,100        700        2,300       2,200
                                                              ------------   --------   --------   ----------   ---------
         Total current assets...............................      680,700     495,500    138,900       36,500       9,800
Property, at cost:
  Rental equipment--rail cars...............................    1,388,600          --         --    1,388,600          --
  Other.....................................................       68,500      52,500     13,800           --       2,200
                                                              ------------   --------   --------   ----------   ---------
                                                                1,457,100      52,500     13,800    1,388,600       2,200
  Accumulated depreciation..................................     (412,500)    (25,700)    (8,300)    (376,400)     (2,100)
                                                              ------------   --------   --------   ----------   ---------
         Net property.......................................    1,044,600      26,800      5,500    1,012,200         100
Goodwill, net...............................................      418,500     193,900     92,300      132,300          --
Discontinued and assets held for sale, net..................      191,100          --         --           --     191,100
Marketable equity securities available-for-sale, net........      126,400          --         --           --     126,400
Other assets................................................       33,100       2,100      2,300       12,600      16,100
                                                              ------------   --------   --------   ----------   ---------
                                                               $2,494,400    $718,300   $239,000   $1,193,600   $ 343,500
                                                              ------------   --------   --------   ----------   ---------
                                                              ------------   --------   --------   ----------   ---------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  173,200    $128,800   $ 44,400   $       --   $      --
  Accrued expenses..........................................      124,300      56,400     20,400       10,200      37,300
  Current maturities of long-term debt--subordinated........           --          --         --           --          --
                                     --senior, non-recourse
                                      to Itel...............       67,800          --         --       67,800          --
                                                              ------------   --------   --------   ----------   ---------
         Total current liabilities..........................      365,300     185,200     64,800       78,000      37,300
Deferred income taxes, net..................................       99,600     (18,300)    (2,600)     277,000    (156,500)
Other liabilities...........................................       12,300      11,300         --           --       1,000
Intercompany payable (receivable)...........................           --      91,700      1,400           --     (93,100)
Long-term debt--subordinated................................      238,500          --         --           --     238,500
              --senior......................................      238,300     188,300         --           --      50,000
              --senior, non-recourse to Itel................    1,036,900          --     18,000    1,018,900          --
                                                              ------------   --------   --------   ----------   ---------
         Total liabilities..................................    1,990,900     458,200     81,600    1,373,900      77,200
Minority interests..........................................       98,200       8,000         --       16,900      73,300
Stockholders' equity:
  Common stock..............................................       33,000         300        200           --      32,500
  Capital surplus...........................................      383,500     329,000    152,400           --     (97,900)
  Retained earnings.........................................       22,400     (68,300)     4,900     (197,200)    283,000
  Cumulative translation adjustments........................       (9,900)     (8,900)      (100)          --        (900)
                                                              ------------   --------   --------   ----------   ---------
                                                                  429,000     252,100    157,400     (197,200)    216,700
  Unrealized losses on marketable equity securities
    available-for-sale, net.................................      (23,700)         --         --           --     (23,700)
                                                              ------------   --------   --------   ----------   ---------
         Total stockholders' equity.........................      405,300     252,100    157,400     (197,200)    193,000
                                                              ------------   --------   --------   ----------   ---------
                                                               $2,494,400    $718,300   $239,000   $1,193,600   $ 343,500
                                                              ------------   --------   --------   ----------   ---------
                                                              ------------   --------   --------   ----------   ---------

Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated column.

                                ITEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                                       CONSOLIDATED
                                                         -----------------------------------------
                                                            1993           1992           1991
                                                         -----------    -----------    -----------
Revenues -- Anixter...................................   $ 1,328,600    $ 1,163,600    $ 1,025,800
         -- ANTEC.....................................       427,600        301,000        258,300
         -- Rail car leasing..........................       153,000        217,500        307,000
                                                         -----------    -----------    -----------
                                                           1,909,200      1,682,100      1,591,100
Cost of operations:
  Cost of sales.......................................    (1,319,700)    (1,092,800)      (948,200)
  Operating expense...................................       (49,900)       (63,000)       (81,300)
  Marketing and administration........................      (355,400)      (328,300)      (318,000)
  Maintenance expense.................................        (4,800)       (31,700)       (65,800)
  Rail car leasing non-recurring operating expense....            --        (21,800)            --
  Amortization of goodwill............................       (21,500)       (17,600)       (12,500)
                                                         -----------    -----------    -----------
                                                          (1,751,300)    (1,555,200)    (1,425,800)
                                                         -----------    -----------    -----------
Operating income......................................       157,900        126,900        165,300
Other (expenses) income:
  Interest expense and other..........................      (164,600)      (189,500)      (199,200)
  Interest income and other...........................        13,500          7,800         19,500
  Non-recurring items, net (including an $84.5 million
     gain on ANTEC offering)..........................        64,000             --             --
  Write-down of marketable equity securities..........       (25,000)       (25,000)       (79,400)
                                                         -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes.................................        45,800        (79,800)       (93,800)
Income tax (expense) benefit..........................       (29,700)        20,000         36,100
                                                         -----------    -----------    -----------
Income (loss) from continuing operations..............        16,100        (59,800)       (57,700)
Loss from discontinued operations
  (net of related taxes)..............................        (1,300)       (24,100)        (6,800)
                                                         -----------    -----------    -----------
Income (loss) before extraordinary items..............        14,800        (83,900)       (64,500)
Extraordinary items (net of related taxes)............       (16,000)       (20,400)         8,800
                                                         -----------    -----------    -----------
Net loss..............................................        (1,200)      (104,300)       (55,700)
Preferred stock dividends and amortization............        (3,100)        (6,100)        (6,100)
                                                         -----------    -----------    -----------
Loss applicable to common stock.......................   $    (4,300)   $  (110,400)   $   (61,800)
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------
Income (loss) per common and common equivalent share:
  Continuing operations...............................         $ .43         $(2.26)        $(1.85)
  Before extraordinary items..........................         $ .39         $(3.09)        $(2.05)
  Net loss............................................         $(.14)        $(3.79)        $(1.79)
                                                               ------        ------         ------
                                                               ------        ------         ------

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                     SUPPLEMENTAL STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------------------------
                                       ANIXTER                    ANTEC             RAIL CAR LEASING          ALL OTHER
                              -------------------------   ---------------------   --------------------   --------------------
                                 1993          1992         1993        1992        1993       1992        1993       1992
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Revenues                      $ 1,328,600   $ 1,163,600   $ 427,600   $ 301,000   $153,000   $ 217,500   $     --   $      --
Cost of operations:
  Cost of sales..............    (975,300)     (850,800)   (344,400)   (242,000)        --          --         --          --
  Operating expense..........          --            --          --          --    (49,900)    (63,000)        --          --
  Marketing and
    administration...........    (287,600)     (264,400)    (57,800)    (43,900)      (700)    (11,400)    (9,300)     (8,600)
  Maintenance expense........      (4,600)       (3,600)       (200)       (300)        --     (27,800)        --          --
  Rail car leasing
    non-recurring operating
    expense..................          --            --          --          --         --     (21,800)        --          --
  Amortization of goodwill...      (6,000)       (5,700)     (2,800)     (2,700)   (12,700)     (9,200)        --          --
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
                               (1,273,500)   (1,124,500)   (405,200)   (288,900)   (63,300)   (133,200)    (9,300)     (8,600)
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Operating income (loss)......      55,100        39,100      22,400      12,100     89,700      84,300     (9,300)     (8,600)
Other (expenses) income:
  Interest expense and
    other....................     (31,000)      (24,100)     (3,500)     (3,500)   (92,400)    (84,700)   (37,700)    (77,200)
  Interest income and
    other....................       1,100         1,400         100          --        200         800     12,100       5,600
  Non-recurring items, net...          --            --          --          --         --          --     64,000          --
  Write-down of marketable
    equity securities........          --            --          --          --         --          --    (25,000)    (25,000)
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Income (loss) from continuing
  operations before income
  taxes......................      25,200        16,400      19,000       8,600     (2,500)        400      4,100    (105,200)
Income tax (expense)
  benefit....................     (17,500)      (12,500)     (9,000)     (4,600)    (5,400)     (2,100)     2,200      39,200
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Income (loss) from continuing
  operations.................       7,700         3,900      10,000       4,000     (7,900)     (1,700)     6,300     (66,000)
Loss from
  discontinued operations
  (net of related taxes).....          --            --          --          --         --          --     (1,300)    (24,100)
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Income (loss) before
  extraordinary items........       7,700         3,900      10,000       4,000     (7,900)     (1,700)     5,000     (90,100)
Extraordinary items (net of
  related taxes).............          --            --          --          --         --      (9,800)   (16,000)    (10,600)
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
Net income (loss)............ $     7,700   $     3,900   $  10,000   $   4,000   $ (7,900)  $ (11,500)  $(11,000)  $(100,700)
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------
                              -----------   -----------   ---------   ---------   --------   ---------   --------   ---------

Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1993           1992           1991
                                                                   ---------     -----------     ---------
Operating activities:
  Income (loss) from continuing operations.......................  $  16,100     $   (59,800)    $ (57,700)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided (used) by continuing
    operating activities:
      Depreciation...............................................     60,500          58,300        55,000
      Amortization of goodwill...................................     21,500          17,600        12,500
      Deferred income tax expense (benefit)......................     22,900         (22,100)      (32,500)
      Non-recurring items, net...................................    (64,000)             --            --
      Write-down of marketable equity securities.................     25,000          25,000        79,400
      Non-cash financing expense.................................     10,200          10,600         9,600
      Other, net.................................................      8,200          13,400        (2,600)
      Changes in assets and liabilities, net of effects of
         acquisitions and asset purchases:
         Restricted cash.........................................      3,000          (3,900)      (12,600)
         Accounts receivable.....................................    (50,100)          4,500        (9,400)
         Inventories.............................................    (55,700)        (16,800)       33,100
         Accounts payable and accrued expenses...................     34,000         (43,500)      (21,900)
         Other, net..............................................    (10,300)         11,200       (18,500)
                                                                   ---------     -----------     ---------
           Net cash provided (used) by continuing operating
             activities..........................................     21,300          (5,500)       34,400
  Discontinued operations, net...................................    117,400          68,000       170,700
                                                                   ---------     -----------     ---------
           Net cash provided by operating activities.............    138,700          62,500       205,100
Investing activities:
  Sales of securities............................................         --              --       260,400
  Purchases of property..........................................    (13,400)        (17,000)      (75,100)
  Sales of property..............................................      2,800          15,000         7,900
  Acquisitions...................................................     (9,900)             --            --
  Receipts from and (advances to) Q-TEL..........................     23,700         (15,000)       20,000
  Other, net.....................................................      8,500          (1,700)       (3,800)
                                                                   ---------     -----------     ---------
           Net investing activities..............................     11,700         (18,700)      209,400
                                                                   ---------     -----------     ---------
Net cash provided before financing activities....................    150,400          43,800       414,500
Financing activities:
  Borrowings.....................................................    915,500       1,888,700       684,600
  Reductions in subordinated indebtedness........................   (344,500)       (484,200)      (65,800)
  Reductions in borrowings.......................................   (879,600)     (1,351,400)     (897,700)
  Proceeds from issuance of common stock.........................     21,100          21,300         4,800
  Proceeds from ANTEC Offering...................................    156,600              --            --

  Purchases of treasury stock....................................       (300)       (114,300)     (147,400)
  Other, net.....................................................    (10,200)        (10,500)      (20,500)
                                                                   ---------     -----------     ---------
           Net financing activities..............................   (141,400)        (50,400)     (442,000)
                                                                   ---------     -----------     ---------
Cash provided (used).............................................      9,000          (6,600)      (27,500)
Cash and equivalents at beginning of year........................     22,000          28,600        56,100
                                                                   ---------     -----------     ---------
Cash and equivalents at end of year..............................  $  31,000     $    22,000     $  28,600
                                                                   ---------     -----------     ---------
                                                                   ---------     -----------     ---------

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                     SUPPLEMENTAL STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31, 1993
                                                   -----------------------------------------------------------
                                                                                          RAIL CAR
                                                   CONSOLIDATED    ANIXTER      ANTEC     LEASING    ALL OTHER
                                                   ------------   ---------   ---------   --------   ---------
Operating activities:
  Income (loss) from continuing operations........  $   16,100    $   7,700   $  10,000   $ (7,900)  $   6,300
  Adjustments to reconcile income (loss) from
    continuing operations to net cash provided
    (used) by continuing operating activities:
      Depreciation................................      60,500        8,400       2,000     49,700         400
      Amortization of goodwill....................      21,500        6,000       2,800     12,700          --
      Deferred income tax expense (benefit).......      22,900       (6,200)     (2,000)     5,200      25,900
      Non-recurring items, net....................     (64,000)          --          --         --     (64,000)
      Write-down of marketable equity
         securities...............................      25,000           --          --         --      25,000
      Non-cash financing expense..................      10,200        3,800         100      2,100       4,200
      Other, net..................................       8,200        7,400         600        900        (700)
      Changes in assets and liabilities, net of
         effects of acquisitions and asset
         purchases:
         Restricted cash..........................       3,000           --          --      1,100       1,900
         Accounts receivable......................     (50,100)     (41,800)     (6,500)        --      (1,800)
         Inventories..............................     (55,700)     (37,600)    (18,100)        --          --
         Accounts payable and accrued expenses....      34,000       39,700       6,400       (800)    (11,300)
         Other, net...............................     (10,300)     (11,700)      1,200        700        (500)
                                                   ------------   ---------   ---------   --------   ---------
           Net cash provided (used) by continuing
             operating activities.................      21,300      (24,300)     (3,500)    63,700     (14,600)
Discontinued operations, net......................     117,400           --          --         --     117,400
                                                   ------------   ---------   ---------   --------   ---------
           Net cash provided (used) by operating
             activities...........................     138,700      (24,300)     (3,500)    63,700     102,800
Investing activities:

  Purchases of property...........................     (13,400)     (11,400)     (2,000)        --          --
  Sales of property...............................       2,800        2,600         200         --          --
  Acquisitions....................................      (9,900)          --      (9,900)        --          --
  Receipts from Q-TEL.............................      23,700           --          --         --      23,700
  Other, net......................................       8,500           --         900         --       7,600
                                                   ------------   ---------   ---------   --------   ---------
           Net investing activities...............      11,700       (8,800)    (10,800)        --      31,300
                                                   ------------   ---------   ---------   --------   ---------
Net cash provided (used) before financing
  activities......................................     150,400      (33,100)    (14,300)    63,700     134,100
Financing activities:
  Borrowings......................................     915,500      672,500     149,600         --      93,400
  Reductions in subordinated indebtedness.........    (344,500)          --          --         --    (344,500)
  Reductions in borrowings........................    (879,600)    (567,400)   (203,100)   (62,200)    (46,900)
  Proceeds from issuance of common stock..........      21,100           --          --         --      21,100
  Proceeds from ANTEC Offering....................     156,600           --      89,600         --      67,000
  Redemption of ANTEC preferred stock.............          --           --     (30,000)        --      30,000
  Intercompany activity, net......................          --      (57,100)      8,300         --      48,800
  Purchases of treasury stock.....................        (300)          --          --         --        (300)
  Other, net......................................     (10,200)      (4,000)         --     (1,500)     (4,700)
                                                   ------------   ---------   ---------   --------   ---------
           Net financing activities...............    (141,400)      44,000      14,400    (63,700)   (136,100)
                                                   ------------   ---------   ---------   --------   ---------
Cash provided (used)..............................       9,000       10,900         100         --      (2,000)
Cash and equivalents at beginning of year.........      22,000       11,700       1,000         --       9,300
                                                   ------------   ---------   ---------   --------   ---------
Cash and equivalents at end of year...............  $   31,000    $  22,600   $   1,100   $     --   $   7,300
                                                   ------------   ---------   ---------   --------   ---------
                                                   ------------   ---------   ---------   --------   ---------

Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated column.

                                ITEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                                        UNREALIZED LOSSES
                                                                                                          ON MARKETABLE
                                                                                CUMULATIVE  WARRANT     EQUITY SECURITIES
                                PREFERRED  COMMON      CAPITAL     RETAINED     TRANSLATION   NOTE       AVAILABLE-FOR-
                                 STOCK      STOCK      SURPLUS     EARNINGS     ADJUSTMENTS RECEIVABLE      SALE, NET       TOTAL
                                ---------  ------     ---------    --------     ----------- ----------  -----------------   ------
Balance at
  December 31, 1990..........   $82,900    $39,100    $ 409,500    $ 199,100    $ 7,400     $(15,000)    $(112,900)       $610,100
Net loss.....................        --         --           --      (55,700)        --           --            --         (55,700)
Issuance of common
  stock and other.............       --        500       (1,000)        (200)        --           --            --            (700)
Foreign currency
  translation adjustments.....       --         --           --           --     (2,200)          --            --          (2,200)
Transfer from
  temporary equity............       --         --      100,100           --         --           --            --         100,100
Purchases and retirement of
  treasury stock..............       --     (7,500)    (139,900)          --         --           --            --        (147,400)
Preferred stock
  dividends and other.........      400         --           --       (6,100)        --           --            --          (5,700)
Net change in unrealized
  losses on marketable
  equity securities
  available-for-sale..........       --         --           --           --         --           --        65,100          65,100
                                   -------    -------    -------    ---------    -------     --------  -----------     -----------
Balance at
  December 31, 1991...........   83,300     32,100      368,700      137,100      5,200      (15,000)      (47,800)        563,600
Net loss......................       --         --           --     (104,300)        --           --            --        (104,300)
Issuance of common
  stock and other.............     (100)     1,500       21,300           --         --       15,000            --          37,700
Foreign currency
  translation adjustments.....       --         --           --           --     (8,400)          --            --          (8,400)
Purchases and retirement of
  treasury stock...............      --     (5,500)    (108,800)          --         --           --            --        (114,300)
Preferred stock dividends
 and other.....................     400         --           --       (6,100)        --           --            --          (5,700)
Net change in unrealized
  losses on marketable
  equity securities
  available-for-sale...........      --         --           --           --         --           --        (1,300)         (1,300)
                                  -------    -------    ---------    ---------    -------     --------  -------------    ---------
Balance at
  December 31, 1992...........   83,600     28,100      281,200       26,700     (3,200)          --       (49,100)        367,300
Net loss......................       --         --           --       (1,200)        --           --            --          (1,200)
Issuance of common
  stock and other.............       --      1,100       23,400           --         --           --            --          24,500
Foreign currency
  translation adjustments.....       --         --           --           --     (6,700)          --            --          (6,700)
Preferred stock
  dividends and other.........      200         --           --       (3,100)        --           --            --          (2,900)
Conversion of
  preferred stock.............  (83,800)     3,800       78,900           --         --           --            --          (1,100)
Net change in unrealized
  losses on marketable
  equity securities
  available-for-sale..........      --          --          --            --         --           --        25,400          25,400
                                 -------    -------    ---------    ---------    -------     --------  -------------    ----------
Balance at
  December 31, 1993...........  $    --    $33,000    $ 383,500    $  22,400    $(9,900)    $     --     $ (23,700)       $405,300
                                 -------    -------   ---------    ---------    -------     --------  -------------       --------
                                 -------    -------   ---------    ---------    -------     --------  -------------       --------

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of Itel Corporation ("Itel") and its majority-owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. Minority interests of $98.2 million at December 31, 1993 primarily relate to the 47% public ownership in ANTEC (see Note 4) and the 1% external ownership interests in the Trust and Partnership, respectively (see Note 7).

     Reclassifications: The 1992 and 1991 consolidated financial statements and related notes have been reclassified to reflect the 1993 presentation. The Company adopted the Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. The effect on the consolidated financial statements was immaterial.

     Cash and equivalents and restricted cash: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates fair value because of the short maturity of those instruments. Restricted cash consists primarily of cash to be used for interest and principal on the debt related to Rail car leasing (see Note 9).

     Inventories: Inventories are valued principally at the lower of average, approximating first-in, first-out, cost or market.

     Depreciation: The Company provides for depreciation of property principally on the straight-line basis over various useful lives including the term of the Leases (see Note 7) for rental equipment--rail cars, 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and the term of the lease for leasehold improvements.

     Goodwill: Goodwill relates to the excess of cost over net tangible assets of businesses acquired. The Company at each balance sheet date evaluates, for recognition of potential impairment, its recorded goodwill against the current and undiscounted expected future operating income before goodwill amortization expense of the entities to which goodwill relates. In the opinion of management, goodwill at Anixter Inc. and its subsidiaries (collectively "Anixter") and ANTEC Corporation and its subsidiaries (collectively "ANTEC") has not diminished in value since their date of acquisition, and, having an indefinite life, is not subject to amortization. However, in accordance with Opinion 17 of the Accounting Principles Board of the American Institute of Certified Public Accountants, goodwill is being amortized over a period of 40 years using the straight-line method. The remaining goodwill relates to the purchase of Pullman Leasing Company in 1988 and is being amortized over the term of the Leases (see
Note 7).

     Marketable equity securities available-for-sale: Marketable equity securities available-for-sale are reflected in the balance sheet at the quoted market price as of the balance sheet date. The difference between cost and market is reflected in stockholders' equity net of deferred tax benefit. Realized gains on dispositions of securities are determined using the average cost method. Realized pre-tax gains, before related interest carrying costs, were $.3 million, zero and $5.5 million in 1993, 1992 and 1991, respectively. Aggregate unrealized pre-tax loss on marketable equity securities available-for-sale amounted to $36.6 million at December 31, 1993 (see Note 5).

     Investment in and advances to Q-TEL S.A. de C.V. of Mexico ("Q-TEL"):
Investment in and advances to Q-TEL, formerly Quadrum, include a 19% equity interest in Q-TEL and at December 31, 1993 a $6.6 million loan.

     Interest rate agreements: The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on substantially all debt obligations at December 31, 1993 is fixed or capped. The net effects of such

                                ITEL CORPORATION
agreements are included in interest expense.

     Revenue recognition: Sales and related cost of sales are recognized primarily upon shipment of products.

     Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred.

     Income taxes: Provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

     Income (loss) per common share: Income (loss) per share amounts are based upon results from operations after deducting preferred dividends earned and the amortization of preferred stock discounts. Weighted average common and common equivalent shares were 30,132,000, 29,085,000 and 34,440,000 for 1993, 1992 and
1991, respectively.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

     Continuing operations of the Company paid interest, including interest allocated to discontinued operations, of approximately $187.9 million, $232.5 million and $248.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. Approximately $7.0 million, $1.5 million and $3.3 million was paid principally for foreign and certain state income taxes for the years ended December 31, 1993, 1992 and 1991, respectively.

     In a non-cash transaction Itel's Series C convertible preferred stock ("Preferred Stock") was converted into approximately 3.8 million shares of common stock in August 1993.

NOTE 3. DISCONTINUED AND ASSETS HELD FOR SALE

     The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in connection with the purchase of a major railcar fleet in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $175 million at December 31, 1993, including reductions of $82 million, $82 million and $157 million in 1993, 1992 and 1991 respectively. Proceeds were used to repay indebtedness.

     In 1993 and 1992, the Company sold substantially all of its other transportation services assets, except for one short-line railroad which is currently being held for sale, for aggregate net cash proceeds of $54 million. The Company recorded a $26 million pre-tax loss in 1992 in discontinued operations to reflect the disposal of this segment.

     In 1991, the Company sold its investments in various other businesses for aggregate cash proceeds in excess of $250 million. These 1991 sales resulted in pre-tax losses totaling $65 million which was reflected in discontinued operations.

                                ITEL CORPORATION

     The results of operations of the other transportation services segment, other previously sold businesses and Signal Capital have been included in discontinued operations net of allocated corporate interest expense. Allocated corporate interest expense amounted to $19.0 million, $38.1 million and $53.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. Summarized financial results of discontinued operations were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                   1993       1992       1991
                                                                   -----     ------     ------
                                                                          (IN MILLIONS)
    Revenues:
      Signal Capital.............................................  $21.3     $ 29.4     $ 55.0
      Other discontinued operations..............................   49.4       95.6      291.0
                                                                   -----     ------     ------
                                                                   $70.7     $125.0     $346.0
                                                                   -----     ------     ------
                                                                   -----     ------     ------
    Operating income:
      Signal Capital.............................................  $ 8.0     $ 18.2     $ 46.0
      Other discontinued operations..............................    4.9       12.9       21.1
                                                                   -----     ------     ------
                                                                   $12.9     $ 31.1     $ 67.1
                                                                   -----     ------     ------
                                                                   -----     ------     ------
    Income (loss) from discontinued operations before loss on
      sales (net of related taxes and allocated interest)........  $(1.3)    $ (8.0)    $  7.8
    Loss on sales (net of related taxes).........................     --      (16.1)     (14.6)
                                                                   -----     ------     ------
    Loss from discontinued operations (net of related taxes).....  $(1.3)    $(24.1)    $ (6.8)
                                                                   -----     ------     ------
                                                                   -----     ------     ------

     The composition of remaining discontinued and assets held for sale, net consisted of the following:

                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1993       1992
                                                                            ------     ------
                                                                              (IN MILLIONS)
    Discontinued assets, net (principally receivables and property for one
      short-line railroad at December 31, 1993)...........................  $ 24.6     $ 96.9
    Assets held for sale, net:
      Finance receivables, net............................................   174.9      245.9
      Other, net..........................................................    (8.4)      (5.1)
                                                                            ------     ------
                                                                             166.5      240.8
                                                                            ------     ------
                                                                            $191.1     $337.7
                                                                            ------     ------
                                                                            ------     ------

NOTE 4. GAIN ON ANTEC OFFERING AND NON-RECURRING ITEMS

     The pre-tax gain on ANTEC Offering relates to the September 1993 initial public offering of shares of common stock of ANTEC (the "Offering"). Itel provided deferred taxes relating to the recognized pre-tax book gain. Itel and ANTEC sold approximately 4.0 million and 5.4 million shares of ANTEC common stock, respectively, at $18 per share. Net proceeds from the Offering were approximately $157 million of which Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, received approximately $97 million. As a result of the Offering, Itel's ownership of ANTEC common stock was reduced to 53%.

     The non-recurring pre-tax loss in 1993 principally relates to the write-down of miscellaneous investments and certain non-operating assets to net realizable value.

                                ITEL CORPORATION

NOTE 5. MARKETABLE EQUITY SECURITIES AVAILABLE-FOR-SALE

     In 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $25.0 million, $25.0 million and $50.0 million, respectively. Also in 1991, the Company recorded a pre-tax loss of $29.4 million on the sale of its investment in Santa Fe Pacific Corporation ("Santa Fe"). The Company has reduced the pre-tax unrealized losses on marketable equity securities available-for-sale included in stockholders' equity by $12.9 million at December 31, 1993 to reflect a deferred tax benefit due to the Company's current ability to either (a) carryback all December 31, 1993 unrealized capital losses to previously generated capital gains or (b) generate capital gains by the future sale of capital assets to offset December 31, 1993 unrealized capital losses.

NOTE 6. EXTRAORDINARY ITEMS

     In 1993, 1992 and 1991, the Company retired or called for redemption senior and subordinated debt resulting in a pre-tax extraordinary gain (loss) of ($26.2) million, ($32.9) million and $13.3 million, respectively.

NOTE 7. RAIL CAR TRANSACTION

     In 1992, a 98% owned affiliate of Itel leased all of the rail cars owned by the Company to an affiliate of General Electric Capital Corporation ("GECC") for twelve years with fixed annual rentals of approximately $153 million. The leases (the "Leases") include an option for GECC to purchase all, but not less than all, of the rail cars for approximately $500 million at the end of the term of the Leases. GECC is responsible for the maintenance and other expenses of the rail cars and has unconditionally guaranteed all obligations of its affiliate. Operating income in 1992 includes $21.8 million of non-recurring operating expense relating to severance and transition costs due to the rail car transaction.

NOTE 8. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1993       1992
                                                                             ------     ------
                                                                               (IN MILLIONS)
    Interest...............................................................  $ 27.8     $ 42.3
    Wages, salaries and related............................................    42.4       33.2
    Taxes other than income................................................     8.6        8.2
    Other..................................................................    45.5       54.8
                                                                             ------     ------
                                                                             $124.3     $138.5
                                                                             ------     ------
                                                                             ------     ------

                                ITEL CORPORATION

NOTE 9. DEBT

     Debt is summarized below. Subsequent to December 31, 1993, the Company retired $221.0 million of the 13% Senior Subordinated Notes ("13% Notes") primarily using a $250 million senior bank term loan ("Term Loan") at Itel (see discussion below). The pro forma column reflects such redemption of 13% Notes as if it occurred on December 31, 1993.

                                                                             DECEMBER 31,
                                                               -----------------------------------------
                                                                PRO FORMA       1993            1992
                                                                  1993       -----------     -----------
                                                               -----------
                                                               (UNAUDITED)   (IN MILLIONS)
    Recourse debt:
      Itel:
         13% Senior Subordinated Notes.......................   $      --     $    221.0      $    246.0
         12 5/8% Senior Subordinated Notes due 1998..........          --             --           161.0
         12 5/8% Senior Subordinated Notes due 1993..........          --             --            74.3
         11% Senior Subordinated Notes.......................          --             --            72.1
         10.2% Senior Subordinated Extendible Notes..........        17.5           17.5            17.5
         Term loan...........................................       250.0           50.0              --
                                                               -----------   -----------     -----------
              Total Itel debt................................   $   267.5     $    288.5      $    570.9
                                                               -----------   -----------     -----------
                                                               -----------   -----------     -----------
      Anixter:
         Bank revolving lines of credit......................   $   205.7     $    184.7      $    152.5
         Other...............................................         3.6            3.6             2.2
                                                               -----------   -----------     -----------
           Total Anixter debt................................   $   209.3     $    188.3      $    154.7
                                                               -----------   -----------     -----------
                                                               -----------   -----------     -----------
    Non-recourse debt:
      ANTEC:
         Bank revolving line of credit.......................   $    18.0     $     18.0      $       --
                                                               -----------   -----------     -----------
                                                               -----------   -----------     -----------
      Rail car leasing:
         Trust Notes.........................................   $   952.9     $    952.9      $    988.0
         Equipment Trust Certificates and other secured
           indebtedness......................................       133.8          133.8           160.8
                                                               -----------   -----------     -----------
           Total Rail car leasing debt.......................   $ 1,086.7     $  1,086.7      $  1,148.8
                                                               -----------   -----------     -----------
                                                               -----------   -----------     -----------
    Total debt...............................................   $ 1,581.5     $  1,581.5      $  1,874.4
    Less: Current maturities.................................       (67.8)         (67.8)         (136.5)
                                                               -----------   -----------     -----------
    Long-term debt...........................................   $ 1,513.7     $  1,513.7      $  1,737.9
                                                               -----------   -----------     -----------
                                                               -----------   -----------     -----------

  Itel--

     13% Notes: On December 17, 1993, Itel called $180 million of the 13% Notes for redemption on January 18, 1994. Itel called the remaining $41 million of 13% Notes on January 27, 1994 for redemption on February 28, 1994.

     10.2% Senior Subordinated Extendible Notes ("Extendible Notes"): The Extendible Notes are callable in January 1995 and may be extended for periods of one to five years after January 1995 at an interest rate and period established by Itel. Unless repurchased by Itel at the option of the holder at the end of any interest period, the Extendible Notes mature in 2001.

                                ITEL CORPORATION

     Term Loan: On December 13, 1993, the Company obtained a $250 million Term Loan from a group of banks. The Term Loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its common shares of Santa Fe Energy Resources, Inc. ("Energy") and Catellus Development Corporation ("Real Estate") aggregating $730 million at net book value at December 31, 1993. The Term Loan matures in 1996. Various interest rate options are available. The interest rate at December 31, 1993 was 4 3/4%. The net proceeds from the Term Loan were used exclusively to repay other debt of Itel.

  Anixter--

     Bank revolving lines of credit: Anixter has various secured revolving bank lines of credit worldwide which provide for up to $281 million of borrowings contingent on the level of certain assets. At December 31, 1993, $184.7 million was borrowed and $88.6 million was available under the bank revolving lines of credit at Anixter, most of which was available for general corporate purposes. These lines of credit reduce or mature at various dates from 1994 through 1996. The $220.0 million domestic revolving line of credit, which matures in 1996, may be extended for two additional one-year periods at the option of the lender. Various interest rate options are available under these facilities and the average interest rate at December 31, 1993 was 6.0%. Commitment fees of 1/2% are payable on the unused portion of these revolving lines of credit. The 1993 commitment fees paid were insignificant.

  ANTEC--

     Bank revolving line of credit: ANTEC has a revolving line of credit which provides for up to $50.0 million in borrowings. The line of credit is non-recourse to Itel, matures in 1997 and is extendible at the banks' option for one additional year. Various interest rate options are available. The interest rate at December 31, 1993 was 4.5%. Commitment fees of 1/2% are payable on the unused portion of the revolving line of credit. The 1993 commitment fees paid were insignificant.

  Rail car leasing--

     In connection with the completion of the rail car transaction (see Note 7), a trust (the "Trust") issued $998 million of 7 3/4% Notes (the "Trust Notes"). The Trust Notes are non-recourse to Itel, mature through 2004 and are secured by the Trust's ownership interest in a partnership, which holds substantially all of the rail cars formerly operated by Itel Rail Corporation and its subsidiaries (collectively "Rail"). The net proceeds from the Trust Notes were used to repay certain senior indebtedness of Rail and other debt of Itel. Equipment Trust Certificates ("ETCs") and other secured indebtedness of the Partnership are non-recourse to Itel, have interest rates ranging from 9.5% to 11.1% and mature through 2003. The ETCs have annual sinking fund requirements. With the completion of the rail car transaction in June 1992, the ongoing fixed cash flow of the Company's Rail car leasing business is available only to service interest and principal on the debt of the Rail car leasing business.

  Other--

     Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. These debt agreements are secured by certain assets of the subsidiaries aggregating approximately $1.6 billion at December 31, 1993. Itel has guaranteed certain debt and other obligations of Anixter. Restricted net assets of subsidiaries were approximately $600 million at December 31, 1993.

     Certain of Itel's loan agreements or indentures require that Itel maintain a minimum net worth and interest coverage, use the proceeds of certain asset sales to repay debt, and limit Itel's ability to make capital investments, incur debt, declare dividends or make distributions to holders of any shares of capital stock, or

                                ITEL CORPORATION
redeem or otherwise acquire such shares of the Company. Approximately $30 million is available for such distributions under the most restrictive of these covenants.

     At December 31, 1993, the Company had four outstanding interest swap agreements having a total notional principal amount of $193.0 million and an average fixed rate of approximately 8.4%. The swap agreements expire in 1994. The Company also had five future interest swap agreements having a total notional principal amount of $150.0 million and an average fixed rate of 6.8%. These swap agreements begin in the latter half of 1994 and expire in 1995 and 1996.

     Aggregate annual maturities of debt, after consideration of early 1994 retirements of the 13% Notes, are as follows:

                                                         SENIOR DEBT
                                     ----------------------------------------------------
                                            RECOURSE                 NON-RECOURSE
                                     ----------------------     -------------------------
                       SUBORDINATED                                             RAIL CAR
                           DEBT      ANIXTER      CORPORATE       ANTEC          LEASING        TOTAL
                           -----     --------     ---------     ---------       ---------     ---------
                                                          (IN MILLIONS)
          1994...........  $  --      $   --       $    --        $    --        $   67.8      $   67.8
          1995...........   17.5        47.8            --             --            73.7         139.0
          1996...........     --       119.5         250.0             --            79.8         449.3
          1997...........     --          --            --           18.0            84.8         102.8
          1998...........     --          --            --             --           111.0         111.0

     The fair value of the Company's debt and interest rate swaps is presented below. The fair value of the Company's debt is estimated based on the quoted market prices. The fair value of interest rate swaps is the estimated amount that the Company would be required to pay to terminate the swap agreements at the reporting date, taking into account current interest rates.

                                                                    DECEMBER 31, 1993
                                                                   --------------------
                                                                   CARRYING      FAIR
                                                                    AMOUNT      VALUE
                                                                   --------    --------
                                                                      (IN MILLIONS)
          Subordinated debt.....................................   $  238.5    $  246.9
          Senior debt, including interest rate swaps............   $  240.6    $  250.0
          Senior non-recourse debt--principally Rail car
            leasing.............................................   $1,104.7    $1,234.6

NOTE 10. INCOME TAXES

     Itel and its U.S. subsidiaries (other than ANTEC for periods after September 1993) file their Federal income tax return on a consolidated basis. As of December 31, 1993, the Company had cumulative net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $345 million expiring principally in 1995 through 2007, and investment tax credit ("ITC") carryforwards of approximately $16 million expiring in 1994 through 2001. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, may be subject to adjustment. The availability of NOL and ITC carryforwards to reduce the Company's future Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"), which may limit their use in the event of substantial ownership changes of Itel's stock as defined in the Code. Such ownership changes may not be within the control of the Company. In addition, at December 31, 1993, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $50 million which are subject to various provisions of each respective country and expire primarily between 1995 and 2003.

                                ITEL CORPORATION

     In accordance with generally accepted accounting principles, the Company has reduced its deferred tax liability to reflect its Federal and state NOL and ITC carryforwards. The Company's partial recognition of Federal and state future tax benefits is based on the expected utilization of those benefits based upon future receipt of substantial taxable income, specifically resulting from (a) over $546 million of existing temporary differences at December 31, 1993, primarily rail car depreciation, which will reverse prior to 2005 and (b) projected consolidated taxable income including the receipt of guaranteed minimum future rentals from the Leases of $153 million annually through 2004 and the discontinuance of the substantial capital expenditure programs that gave rise to a significant portion of the NOL. Management anticipates that increases in taxable income during the carryforward period will arise primarily as a result of the factors mentioned above.

     Domestic income (loss) from continuing operations before income taxes was $58.6 million, ($68.5) million and ($79.9) million for the years ended December 31, 1993, 1992 and 1991, respectively. Foreign loss from continuing operations before income taxes was ($12.8) million, ($11.3) million and ($13.9) million for the years ended December 31, 1993, 1992 and 1991, respectively.

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Deferred income taxes also result from differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases.

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                                 DECEMBER 31,
                                                                               ----------------
                                                                                1993      1992
                                                                               ------    ------
                                                                                (IN MILLIONS)
Deferred tax liabilities:
  Tax over book depreciation................................................   $296.4    $295.0
Deferred tax assets:
  Domestic NOL carryforwards................................................    133.6     133.5
  ITC carryforwards.........................................................     16.1      22.8
  Foreign NOL carryforwards.................................................     19.7      16.8
  Unrealized losses on securities available-for-sale........................     47.4      53.8
  Other, principally operating reserves.....................................     35.4      41.7
                                                                               ------    ------
     Total deferred tax assets..............................................    252.2     268.6
  Valuation allowance on deferred tax assets................................    (55.4)    (58.4)
                                                                               ------    ------
     Net deferred tax assets................................................    196.8     210.2
                                                                               ------    ------
     Net deferred tax liability.............................................   $ 99.6    $ 84.8
                                                                               ------    ------
                                                                               ------    ------

     At December 31, 1993, 1992 and 1991, consolidated valuation allowances for its tax carryforwards were $55.4 million, $58.4 million and $62.1 million, respectively, including valuation allowances on its foreign NOLs at December 31, 1993, 1992 and 1991.

                                ITEL CORPORATION

     Income tax (expense) benefit relating to operations was comprised of:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1993      1992       1991
                                                              ------     -----     ------
                                                                     (IN MILLIONS)
        Continuing operations:
          Current--Foreign..................................  $   .4     $ 1.0     $ (1.0)
                   State....................................    (4.1)     (3.1)       4.8
                   Federal--principally ANTEC in 1993.......    (3.1)       --        (.2)
                                                              ------     -----     ------
                                                                (6.8)     (2.1)       3.6
          Deferred--State...................................      .9       5.4       (5.5)
                    Federal.................................   (23.8)     16.7       38.0
                                                              ------     -----     ------
                                                               (22.9)     22.1       32.5
                                                              ------     -----     ------
                                                              $(29.7)    $20.0     $ 36.1
                                                              ------     -----     ------
                                                              ------     -----     ------
        Discontinued operations:
          Current--Foreign..................................  $  (.1)    $ (.1)    $   --
                   State....................................     1.1        .2      (10.0)
                   Federal..................................      --        --       (6.6)
                                                              ------     -----     ------
                                                                 1.0        .1      (16.6)
          Deferred--State...................................      .7        .3       20.8
                    Federal.................................     6.6      13.0       52.6
                                                              ------     -----     ------
                                                                 7.3      13.3       73.4
                                                              ------     -----     ------
                                                              $  8.3     $13.4     $ 56.8
                                                              ------     -----     ------
                                                              ------     -----     ------
        Extraordinary items:
          Deferred--State...................................  $  1.6     $ 2.0     $   --
                    Federal.................................     8.6      10.5       (4.5)
                                                              ------     -----     ------
                                                              $ 10.2     $12.5     $ (4.5)
                                                              ------     -----     ------
                                                              ------     -----     ------

     Reconciliations of income tax (expense) benefit in continuing operations to the statutory corporate Federal tax rate, 35% in 1993 and 34% in 1992 and 1991, were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1993      1992      1991
                                                                ------     -----     -----
                                                                      (IN MILLIONS)
        Statutory tax (expense) benefit......................   $(16.0)    $27.1     $31.9
        Effects of--
          Amortization of goodwill...........................     (7.5)     (6.0)     (4.3)
          Losses on foreign operations.......................     (3.6)     (2.9)     (5.7)
          State income taxes, net of Federal benefit.........     (2.1)      1.5       (.5)
          Change in valuation allowance......................       --        --       3.1
          Impact of Revenue Reconciliation Act of 1993.......     (2.7)       --        --
          Adjustment to prior year tax accruals..............      2.4        --      10.0
          Other, net.........................................      (.2)       .3       1.6
                                                                ------     -----     -----
                                                                $(29.7)    $20.0     $36.1
                                                                ------     -----     -----
                                                                ------     -----     -----

                                ITEL CORPORATION

     The income tax effects of items comprising the deferred income tax (expense) benefit were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1993      1992      1991
                                                                 -----     -----    ------
                                                                       (IN MILLIONS)
          Depreciation........................................   $(1.4)    $ 8.1    $ (3.8)
          NOL and ITC carryforwards...........................    (7.4)     28.7     (77.0)
          Changes in the valuation allowance..................     3.0       3.7      (3.1)
          Securities available-for-sale.......................     6.0       9.5      25.4
          Sales of assets.....................................      --        --     163.9
          Other, net..........................................    (5.6)     (2.1)     (4.0)
                                                                 -----     -----    ------
                                                                 $(5.4)    $47.9    $101.4
                                                                 -----     -----    ------
                                                                 -----     -----    ------

NOTE 11. CONTINGENCIES AND LITIGATION

     In the ordinary course of business, Itel and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

NOTE 12. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

     Assets of the Company's plans at fair value were $44.0 million and $40.1 million at December 31, 1993 and 1992, respectively. Projected benefit obligations of the Company's plans were $57.2 million and $48.3 million at December 31, 1993 and 1992, respectively. The accumulated benefit obligations of the Company's plans were $44.5 million and $33.5 million at December 31, 1993 and 1992, respectively. The weighted-average assumed discount rate used to measure the projected benefit obligation was 6.8% and 7.3% at December 31, 1993 and 1992, respectively. Pension expense, including the cost of 401(k) plans, for 1993, 1992 and 1991 was insignificant. The Company's liability for post-retirement benefits other than pensions is insignificant.

NOTE 13. PREFERRED STOCK AND COMMON STOCK

     Itel has authorized 15 million shares of Preferred Stock, par value $1.00 per share. In August 1993, the Preferred Stock was converted into approximately
3.8 million shares of Common Stock. At December 31, 1993, 1992 and 1991, 33,010,000, 28,080,000 and 32,140,000 shares of Common Stock, respectively, were issued and outstanding. In connection with all Itel employee stock plans described below, 2,998,485 shares were reserved for issuance at December 31, 1993.

  Stock options and stock grants--

     Itel has Employee Stock Incentive Plans ("ESIP") authorizing an aggregate of 5.7 million stock options or restricted grants. In addition, Itel has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .2 million stock options. Substantially all options and grants under these plans have been at fair market value or higher. The exercise price of certain options increase at a specified fixed rate. One-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire seven to ten years after the date of grant.

                                ITEL CORPORATION

     Additionally, Itel has an Employee Stock Purchase Plan ("ESPP") covering most employees, excluding ANTEC after September 1993. Participants can request that up to 10% of their base compensation be applied toward the purchase of Common Stock under Itel's ESPP. The exercise price is the lower of 85% of the fair market value of the Common Stock at the date of grant or at the later exercise date (currently one year).

     Under the ESIP, DSOP and ESPP, total options currently exercisable at December 31, 1993 and 1992 were 763,336 and 1,374,030, respectively.

     The following table summarizes the 1993 activity under the ESIP, DSOP and ESPP.

                                                     ESIP        DSOP       ESPP         EXERCISE
                                                   OPTIONS      OPTIONS    OPTIONS         PRICE
                                                  ----------    -------    -------    ---------------
Balance at December 31, 1992...................    2,453,202     70,000    105,502    $ 9.50 - $26.75
Grants during 1993.............................        2,500     35,000     90,563    $23.90 - $30.00
Exercised......................................   (1,033,663)    (5,000)   (95,415)   $10.38 - $26.64
Expirations and terminations...................      (93,000)        --    (10,087)   $10.38 - $26.81
                                                  ----------    -------    -------    ---------------
Balance at December 31, 1993...................    1,329,039    100,000     90,563    $ 9.50 - $30.00
                                                  ----------    -------    -------    ---------------
                                                  ----------    -------    -------    ---------------

     Total stock options exercised for the years ended December 31, 1992 and 1991 were 1,438,316 and 353,103, respectively. The purchase price per share for all stock options exercised ranged from $4.44 to $21.88 in 1992 and $3.38 to $16.50 in 1991.

  Stock option plans of subsidiaries--

     In 1993, Anixter adopted the Anixter Employee Stock Incentive Plan and options to purchase approximately 2.1 million shares of Anixter common stock were granted with an exercise price of $9.00 per share to key employees of Anixter. Substantially, all options and grants under these plans have been at fair market value. These options vest immediately to three years and terminate one to seven years from the date of grant. At December 31, 1993, Itel owned all of the 29.0 million shares of outstanding Anixter common stock.

     In 1993, ANTEC adopted the ANTEC Employee Stock Incentive Plan and options to purchase approximately 1.5 million shares of ANTEC common stock were granted with exercise prices of $10.00 to $18.00 per share to key employees of ANTEC. All options and grants under these plans have been at fair market value or higher. These options vest over four years beginning in January 1995 and terminate seven years from the date of grant. At December 31, 1993, Itel owned 53% of the 20.1 million shares of outstanding ANTEC common stock.

     In 1993, ANTEC also adopted the ANTEC Employee Stock Purchase Plan, with terms identical to Itel's ESPP described above, and the ANTEC Director Stock Option Plan. Options to purchase 56,000 shares of ANTEC common stock were granted under the ANTEC Employee Stock Purchase Plan at $15.30 per share. At December 31, 1993, no options were outstanding under the ANTEC Director Stock Option Plan. In connection with all ANTEC option plans, 2.3 million ANTEC shares were reserved for issuance at December 31, 1993.

  Warrants--

     The Company has issued warrants to directors, which are currently exercisable, to purchase 130,000 shares of Common Stock at prices ranging from $10.13 to $24.25 per share expiring between 1995 and the year 2000.

     In 1992, Itel acquired warrants to purchase 4.675 million shares of Common Stock held by an affiliate of Samuel Zell, the chairman of the board of directors of Itel. In connection with the warrant purchase, a $15.0 million note receivable was cancelled.

                                ITEL CORPORATION

  Common Stock--

     In a series of transactions in 1992, 1991 and 1990, the Company purchased from the Henley Group, Inc. ("Henley") 18.7 million shares of the Company's Common Stock for an aggregate price of $377 million. In addition to the Common Stock purchased from Henley, in 1992 and 1991, Itel purchased 2,046,000 and 1,605,300 shares of Common Stock, respectively. All treasury stock was retired.

     There are restrictions in several of Itel's debt agreements which limit the payment of dividends and the repurchases or redemption of Common Stock (see Note
9).

NOTE 14. BUSINESS SEGMENTS

     The Company is engaged in three principal areas of business: distribution of wiring systems products for voice, data and video networks and electrical power applications (Anixter), the development and distribution of products used in the cable television industry (ANTEC) and rail car leasing operations through the Leases. Itel Corporate obtains and coordinates financing, legal and other related services, certain of which are rebilled to these segments.

     Information for the years ended December 31, 1993, 1992 and 1991 regarding the Company's major business segments is presented in the following table. The business segments of Itel have been reclassified to reflect ANTEC as a separate segment.

                                                                   RAIL CAR
                                            ANIXTER      ANTEC     LEASING      CORPORATE(A)     TOTAL
                                            --------     ------    --------     ------------    --------
                                                                   (IN MILLIONS)
Revenues:
  1993...................................   $1,328.6    $427.6     $  153.0       $     --      $1,909.2
  1992...................................    1,163.6     301.0        217.5             --       1,682.1
  1991...................................    1,025.8     258.3        307.0             --       1,591.1
Operating income:
  1993...................................       55.1      22.4         89.7           (9.3)        157.9
  1992...................................       39.1(b)   12.1         84.3(c)        (8.6)        126.9
  1991...................................       36.3       7.3        132.3          (10.6)        165.3
Operating income before amortization of
  goodwill:
  1993...................................       61.1      25.2        102.4           (9.3)        179.4
  1992...................................       44.8(b)   14.8         93.5(c)        (8.6)        144.5
  1991...................................       42.0      10.0        136.4          (10.6)        177.8
Identifiable assets:
  1993...................................      718.3     239.0      1,193.6          343.5       2,494.4
  1992...................................      636.1     202.9      1,279.9          521.9       2,640.8
  1991...................................      623.5     186.0      1,345.4          674.6       2,829.5
Depreciation expense:
  1993...................................        8.4       2.0         49.7             .4          60.5
  1992...................................        8.2       1.6         48.2             .3          58.3
  1991...................................        8.3       1.6         44.7             .4          55.0
Capital expenditures:
  1993...................................       11.4       2.0           --             --          13.4
  1992...................................        6.3       1.7          9.0             --          17.0
  1991...................................        8.4       2.0         64.7             --          75.1

- ---------------
(a) Identifiable assets are principally comprised of marketable equity securities (including Energy and Real Estate) and discontinued and assets held for sale.

(b) Reflects $9.0 million of expenses relating to a terminated equity participation plan.

(c) Includes $21.8 million of non-recurring operating costs relating to severance and transition costs due to the rail car transaction.

                                ITEL CORPORATION

     The classification of the Company's 1993, 1992 and 1991 foreign operations in the following table includes all revenues and related items of the Company's non-U.S. operations. Export sales are insignificant.

                                                              WORLDWIDE (NON-U.S.)
                                                                   OPERATIONS
                                                          ----------------------------
                                                           1993       1992       1991
                                                          ------     ------     ------
                                                                 (IN MILLIONS)
          Revenues......................................  $386.6     $344.5     $308.0
          Operating income (loss).......................  $  (.5)    $  1.7     $ (2.5)
          Identifiable assets...........................  $209.7     $185.0     $181.6
          Tangible identifiable assets..................  $186.5     $163.4     $164.1

              SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables summarize the Company's quarterly financial information.

QUARTERLY INFORMATION:
                                                                               QUARTERS ENDED
                                                -----------------------------------------------------------------------------
                                                   MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                                ----------------    ----------------    -----------------    ----------------
                                                 1993      1992      1993      1992     1993(A)     1992      1993      1992
                                                ------    ------    ------    ------    -------    ------    ------    ------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................  $431.5    $422.8    $476.5    $424.9    $492.7     $424.5    $508.5    $409.9
Operating income(b)...........................    37.2      42.5      39.6      18.8      41.7       34.5      39.4      31.1
Income (loss) from continuing operations
  before income taxes(c)......................    (2.1)     (6.6)      (.8)    (23.7)     70.8       (6.8)    (22.1)    (42.7)
Income (loss) from continuing operations......    (3.8)     (6.3)     (3.1)    (17.0)     40.5       (7.3)    (17.5)    (29.2)
Income (loss) before extraordinary items(d)...    (5.1)     (8.7)     (3.1)    (15.9)     40.5       (8.1)    (17.5)    (51.2)
Net income (loss)(e)..........................  $ (5.1)   $(11.4)   $ (3.1)   $(30.8)   $ 29.6     $ (8.5)   $(22.6)   $(53.6)
                                                ------    ------    ------    ------    -------    ------    ------    ------
                                                ------    ------    ------    ------    -------    ------    ------    ------
Income (loss) per common and common equivalent
  share:
  Continuing operations.......................  $ (.19)   $ (.25)   $ (.16)   $ (.62)   $ 1.24     $ (.33)   $ (.53)   $(1.12)
  Before extraordinary items..................  $ (.23)   $ (.32)   $ (.16)   $ (.58)   $ 1.24     $ (.36)   $ (.53)   $(1.92)
  Net income (loss)...........................  $ (.23)   $ (.41)   $ (.16)   $(1.08)   $  .97     $ (.37)   $ (.69)   $(2.00)
                                                ------    ------    ------    ------    -------    ------    ------    ------
                                                ------    ------    ------    ------    -------    ------    ------    ------
Income (loss) per common and common equivalent
  share--assuming full dilution:
  Continuing operations.......................  $ (.19)   $ (.25)   $ (.16)   $ (.62)   $ 1.12     $ (.33)   $ (.53)   $(1.12)
  Before extraordinary items..................  $ (.23)   $ (.32)   $ (.16)   $ (.58)   $ 1.12     $ (.36)   $ (.53)   $(1.92)
  Net income (loss)...........................  $ (.23)   $ (.41)   $ (.16)   $(1.08)   $  .88     $ (.37)   $ (.69)   $(2.00)
                                                ------    ------    ------    ------    -------    ------    ------    ------
                                                ------    ------    ------    ------    -------    ------    ------    ------

- ---------------
(a) The third quarter of 1993 has been restated from amounts previously reported to reflect a $4.6 million reclassification from non-recurring items to extraordinary items relating to the write-off of deferred financing fees on early extinguishment of debt.

(b) The second quarter of 1992 includes a $21.8 million non-recurring operating charge relating to severance and transition costs due to the rail car transaction.

(c) Continuing operations in the third quarter of 1993 include an $84.5 million pre-tax gain on the Offering and a ($20.5) million non-recurring pre-tax loss principally relating to the write-down of miscellaneous investments and certain non-operating assets to net realizable value. Continuing operations in the fourth quarter of 1993 and 1992 include pre-tax charges of $25.0 million associated with the write-down of the Company's marketable equity securities.

(d) Discontinued operations in the fourth quarter of 1992 include a $26.0 million pre-tax loss on the discontinuance of the other transportation services segment.

(e) The extraordinary items in 1993 and 1992 reflect a pre-tax loss of ($26.2) million and ($32.9) million, respectively, on the early extinguishment of the Company's subordinated and senior debt.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders -- "Election of Directors" and "Timeliness of Certain Filings."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders -- "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercised in Last Fiscal Year and FY-End Option Value," "Pension Plan Table," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders -- "Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders -- "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk(*).

     (b) Reports on Form 8-K.
         None.

ITEM 14(A)1 AND 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

 Financial Statements.

     The following Consolidated Financial Statements of Itel Corporation and Report of Independent Auditors are filed as part of this report.

                                                                                        PAGE
                                                                                        ---
    Report of Independent Auditors..................................................     20
    Consolidated Balance Sheets at December 31, 1993 and 1992.......................     21
    Consolidated Statements of Operations for the years ended December 31, 1993,
      1992 and 1991.................................................................     23
    Consolidated Statements of Cash Flows for the years ended December 31, 1993,
      1992 and 1991.................................................................     25
    Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1993, 1992 and 1991...........................................................     27
    Notes to the Consolidated Financial Statements..................................     28

  Financial Statement Schedules.

     The following financial statement schedules of Itel Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Itel Corporation.

     Consolidated Schedules for the years ended December 31, 1993, 1992 and 1991, except as noted:

                                                                                         PAGE
                                                                                         ----
            I.  Marketable securities--other investments (at December 31, 1993)..........   48
           II.  Amounts receivable from related parties and underwriters, promoters, and
                employees other than related parties.....................................   49
          III.  Condensed financial information of Registrant............................   50
            V.  Property and equipment...................................................   53
           VI.  Accumulated depreciation.................................................   54
         VIII.  Valuation and qualifying accounts and reserves...........................   55

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 14(A)3. EXHIBIT LIST. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

            EXHIBIT                                                                       PAGE
             NO.                            DESCRIPTION OF EXHIBIT                        NUMBER
            -----   ----------------------------------------------------------------------------
    (2)     Plan of acquisition, reorganization, arrangement, liquidation or succession.+
            2.1     (a) Stock Purchase Agreement, dated August 14, 1990, between Itel
                    Corporation and The Henley Group, Inc. (Incorporated by reference from
                    Itel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990, Exhibit 10.24.)..........................
                    (b) First Amendment to Stock Purchase Agreement, dated March 15, 1991, between Itel Corporation and The Henley Group, Inc. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 2.3(b).).................
                    (c) Second Amendment to Stock Purchase Agreement, dated July 19, 1991, between Itel Corporation and The Henley Group, Inc. (Incorporated by
                    reference from Itel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991, Exhibit 2.3(c).)..............
                    (d) Third Amendment to Stock Purchase Agreement, dated January 31,
                    1992, between Itel Corporation and The Henley Group, Inc.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                    2.2(d).)..............................................................
                    (e) Fourth Amendment to Stock Purchase Agreement, dated February 28,
                    1992, between Itel Corporation and The Henley Group, Inc.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                    2.2(e).)..............................................................
                    (f) Fifth Amendment to Stock Purchase Agreement, dated March 31, 1992, between Itel Corporation and The Henley Group, Inc. (Incorporated by
                    reference from Itel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1992, Exhibit 2.2(f).).............
                    (g) Sixth Amendment to Stock Purchase Agreement, dated April 30, 1992, between Itel Corporation and The Henley Group, Inc. (Incorporated by
                    reference from Itel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1992, Exhibit 2.2(g).).............

            EXHIBIT                                                                       PAGE
             NO.                            DESCRIPTION OF EXHIBIT                        NUMBER
            -----   -----------------------------------------------------------------------------
    (3)     Articles of Incorporation and by-laws.
            3.1     Restated Certificate of Incorporation of Itel Corporation and
                    Certificates of Designations of Class B Preferred Stock, Series C,
                    filed with Secretary of State of Delaware on September 29, 1987.
                    (Incorporated by reference from Itel Corporation's Registration
                    Statement on Form S-3, Registration Number 33-18008, filed October 26,
                    1987, Exhibit 3.1.)...................................................
            3.2     By-laws of Itel Corporation as amended through January 1, 1993.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                    3.2.).................................................................
    (4)     Instruments defining the rights of security holders, including indentures.+
            4.1     Indenture, dated January 15, 1988, and First Supplemental Indenture, dated January 15, 1989, between Itel Corporation and First Fidelity
                    Bank, National Association, New Jersey, as Trustee, providing for
                    10.2% Senior Subordinated Extendible Notes due 2001 and 13% Senior
                    Subordinated Notes due 1999. (Incorporated by reference from Amendment
                    No. 1 to Itel Corporation's Registration Statement on Form S-3,
                    Registration Number 33-18008, filed January 8, 1988, Exhibit 4.1, Itel
                    Corporation's Current Report on Form 8-K, January 19, 1989, Exhibit 4,
                    and Itel Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991, Exhibit 4.4.)............................
            4.2     Amended and Restated Credit Agreement, dated March 11, 1994, among
                    Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. .............................................................
            4.3     Indenture, dated June 1, 1992, between Rail Car Trust No. 1992-1 and
                    Harris Trust and Savings Bank, as Trustee, providing for 7.75% Trust
                    Notes due 2004. (Incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar
                    Trust No. 1992-1, Exhibit 4.1.).......................................
    (10)    Material contracts (also see plan of acquisition etc.).+
            10.1    Form of Itel Corporation Tax Allocation Agreement, dated January 1,
                    1987. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Exhibit
                    10.1.)................................................................
            10.2*   Itel Corporation Incentive Plan, dated January 26, 1989. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Exhibit 10.2.)...............
            10.3*   Itel Corporation 1983 Stock Incentive Plan as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.3.)..................................................
            10.4*   Warrant Agreement, dated December 5, 1985, between Itel Corporation and Harold Haynes, Jerome Jacobson, Melvyn N. Klein and James D.
                    Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1985, Exhibit 10.14.)....................................
            10.5*   Warrant Agreement, dated June 24, 1986, between Itel Corporation and
                    William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Registration
                    Statement on Form S-1, Registration Number 33-7000, filed July 3,
                    1986, Exhibit 10.17.).................................................

            EXHIBIT                                                                       PAGE
             NO.                            DESCRIPTION OF EXHIBIT                        NUMBER
            -----   ----------------------------------------------------------------------------
            10.6*   Supplemental Pension Agreement, dated November 17, 1986, between Itel
                    Corporation and Rod F. Dammeyer. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1986, Exhibit 10.14.)....................................
            10.7*   (a) Itel Corporation Supplemental Retirement Benefits Plan, dated
                    January 1, 1987. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1987, Exhibit 10.16.).................................................
                    (b) Amendment No. 1, dated May 17, 1989 and effective as of January 1,
                    1989, to Itel Corporation Supplemental Retirement Benefits Plan.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1989, Exhibit
                    10.9(b).).............................................................
                    (c) Amendment No. 2, dated October 15, 1992, to Itel Corporation
                    Supplemental Retirement Benefits Plan (Incorporated by reference from
                    Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(c).)............................
                    (d) Amendment No. 3, dated February 25, 1993, to Itel Corporation
                    Supplemental Retirement Benefits Plan. (Incorporated by reference from
                    Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(d).)............................
            10.8*   Itel Corporation Key Executive Equity Plan, as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.8.)..................................................
            10.9*   Warrant Agreement, dated September 10, 1987, between Itel Corporation and William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1988, Exhibit
                    10.15.)...............................................................
            10.10   Registration Rights Agreement, dated December 29, 1989, among Bay Area
                    Real Estate Investment Associates, L.P., Olympia & York SF Holdings
                    Corporation and Itel Corporation. (Incorporated by reference from Itel
                    Corporation's Schedule 13D, filed November 19, 1990, relating to the shares of Catellus Development Corporation, Exhibit 2.)...............
            10.11*  Warrant Agreement, dated July 14, 1988, between Itel Corporation and
                    William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein, Robert H. Lurie, John R. Petty and James D.
                    Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989, Exhibit 10.19.)....................................
            10.12*  Executive Supplemental Life Plan, dated June 15, 1989, for Itel
                    Corporation and participating subsidiaries. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.20.)..............................
            10.13*  (a) Itel Corporation Supplemental Executive Retirement Plan, dated
                    January 18, 1990. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1989, Exhibit 10.23.).................................................
                    (b) Amendment No. 1 dated February 25, 1993, to Itel Corporation
                    Supplemental Executive Retirement Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.13(b).)...........................

            EXHIBIT                                                                       PAGE
             NO.                            DESCRIPTION OF EXHIBIT                        NUMBER
            -----   -----------------------------------------------------------------------------
            10.14*  Warrant Agreement, dated July 13, 1989, between Itel Corporation and
                    Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold
                    Haynes, Jerome Jacobson, Melvyn N. Klein, Robert H. Lurie, John R.
                    Petty and James D. Woods, individually. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.21.)..............................
            10.15*  Plan for Alternative Payment of Incentive Compensation, dated December
                    10, 1990. (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1990,
                    Exhibit 10.22.).......................................................
            10.16*  Itel Corporation Severance/Retention Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.23.)..............................
            10.17*  Itel Corporation Director Stock Option Plan. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.)..................
            10.18*  Warrant Agreement, dated August 22, 1990, between Itel Corporation and
                    Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold
                    Haynes, Jerome Jacobson, Melvyn Klein, John R. Petty and James D.
                    Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991, Exhibit 10.25.)....................................
            10.19*  Letter Agreement, dated December 2, 1991, with John Pigott.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                    10.26.)...............................................................
            10.20*  (a) Agreement, dated January 1, 1992, with Rod F. Dammeyer.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                    10.22.)...............................................................
            *       (b) Amendment to Agreement, dated January 1, 1992, with Rod F.
                    Dammeyer. ............................................................
            *       (c) Agreement, dated January 27, 1994, with Rod F. Dammeyer. .........
            10.21*  Agreement, dated November 1, 1992, with James E. Knox. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.23.)..............
            10.22*  Form of Stock Option Agreement. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1992, Exhibit 10.24.)....................................
            10.23   Participation Agreement, dated December 31, 1991, among General
                    Electric Rail Car Services Corporation, GE Rail Car Associates, Inc.,
                    GE Rail Car Leasing Associates, Inc., General Electric Capital
                    Corporation, Itel Rail Funding Corporation, Rex Railways, Inc., and
                    Railcar Associates, LP.. (Incorporated by reference from the Quarterly
                    Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of
                    Railcar Trust No. 1992-1, Exhibit 10.1.)..............................
            10.24   Second Amendment and Restated Trust Agreement, dated May 1, 1992, between Itel Rail Corporation and Wilmington Trust Company, as
                    Trustee. (Incorporated by reference from Amendment No. 4 to Railcar
                    Trust No. 1992-1's Registration Statement on Form S-1, Registration
                    Number 33-44946, filed May 18, 1992, Exhibit 10.5.)...................

            EXHIBIT                                                                       PAGE
             NO.                            DESCRIPTION OF EXHIBIT                        NUMBER
            -----   -----------------------------------------------------------------------------
            10.25   (a) Amended and Restated Agreement of Limited Partnership of Railcar
                    Associates, LP., dated June 1, 1992, among GE Railcar Associates,
                    Inc., GE Railcar Leasing Associates, Inc., and Railcar Trust No.
                    1992-1. (Incorporated by reference from the Quarterly Report on Form
                    10-Q for the fiscal quarter ended June 30, 1992 of Railcar Trust No.
                    1992-1, Exhibit 10.3(a).).............................................

                    (b) Guaranty, dated June 1, 1992, by General Electric Capital
                    Corporation of certain obligations under the above Agreement of
                    Limited Partnership. (Incorporated by reference from the Quarterly
                    Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of
                    Railcar Trust No. 1992-1, Exhibit 10.3(b).)...........................

            10.26   (a) Master Lease Agreement, dated June 1, 1992, between Railcar
                    Associates, LP. and GE Capital Railcar Associates, Inc.. (Incorporated
                    by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1992 of Railcar Trust No. 1992-1, Exhibit 10.4(a).)....

                    (b)  Lease Guaranty, dated June 1, 1992, by General Electric Capital
                    Corporation of the obligations of GE Capital Railcar Associates, Inc.
                    under the above Master Lease Agreement. (Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended June
                    30, 1992 of Railcar Trust No. 1992-1, Exhibit 10.4(b).)...............

            10.27   Tax Allocation Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 2 to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed August 20,
                    1993, Exhibit 10.5.)..................................................

            10.28   Registration Rights Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 3 to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed September
                    13, 1993, Exhibit 10.9.)..............................................

            10.29   Directors & Officers Insurance Agreement with ANTEC Corporation.
                    (Incorporated by reference to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed July 2,
                    1993, Exhibit 10.8.)..................................................

    (21)    Subsidiaries of the Registrant.

            21.1    List of Subsidiaries of the Registrant................................

    (23)    Consents of experts and counsel.

            23.1    Consent of Ernst & Young..............................................

    (24)    Power of attorney.

            24.1    Power of Attorney executed by Bernard F. Brennan, F. Philip Handy,
                    Harold Haynes, Jerome Jacobson, Melvyn N. Klein, John R. Petty, John
                    A. Pigott, Sheli Rosenberg and Samuel Zell............................

     (28)  Additional exhibits.

     This Annual Report on Form 10-K includes the following Financial Statement
Schedules:

                      ITEL CORPORATION AND SUBSIDIARIES--
                              FINANCIAL SCHEDULES

                                                                                              PAGE
                                                                                              ----
    Schedule      I --  Marketable securities--other investments.............................   48
    Schedule     II --  Amounts receivable from related parties and underwriters, promoters,
                        and employees other than related parties.............................   49
    Schedule    III --  Condensed financial information of Registrant........................   50
    Schedule      V --  Property and equipment...............................................   53
    Schedule     VI --  Accumulated depreciation.............................................   54
    Schedule   VIII --  Valuation and qualifying accounts and reserves.......................   55

     All other schedules are omitted because they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
- ---------------

+ Copies of other instruments defining the rights of holders of long-term debt of Itel Corporation and its subsidiaries not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statement on Form S-8 Nos. 2-93173 (filed September 30, 1987), 33-13486 (filed April 15, 1987),
33-21656 (filed May 3, 1988) and 33-60676 (filed April 5, 1993):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provision, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                ITEL CORPORATION

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                               DECEMBER 31, 1993
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            MARKET        AMOUNT
                                                                            VALUE           AT
                                                                           OF EACH        WHICH
                                                                           ISSUE AT      CARRIED
                                                             COST OF       DECEMBER       IN THE
            NAME OF ISSUER AND                NUMBER OF        EACH          31,         BALANCE
            TITLE OF EACH ISSUE                SHARES        ISSUE(A)        1993         SHEET
- -------------------------------------------   ---------      --------      --------      --------
Common stock:
  Santa Fe Energy Resources, Inc. .........   8,064,005      $110,000      $ 74,600      $ 74,600
  Catellus Development Corporation.........   6,687,575        53,000        51,800        51,800
                                                             --------      --------      --------
               Total.......................                  $163,000      $126,400      $126,400
                                                             --------      --------      --------
                                                             --------      --------      --------

- ---------------

(a) At December 31, 1993, the Company wrote down its investment in marketable equity securities by $25 million.

                                ITEL CORPORATION

              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


                                                                DEDUCTIONS           BALANCE AT
                                   BALANCE AT            ----------------------     END OF PERIOD
                                   BEGINNING               AMOUNTS    AMOUNTS    -------------------
         NAME OF DEBTOR            OF PERIOD  ADDITIONS  COLLECTED  WRITTEN OFF  CURRENT  NONCURRENT
         --------------            ---------  ---------  ---------  -----------  -------  ----------
Year ended December 31, 1993:
  John M. Egan..................   $   123       --          (3)         --         --     $   120
  Steve Necessary...............        --      200          --          --         --     $   200
  Jerry Fernandez...............        --      184          --          --         --     $   184
Year ended December 31, 1992:
  SZRL Investments(a)...........   $15,000       --     (15,000)         --         --          --
  John M. Egan..................   $   125       --          (2)         --         --     $   123
Year ended December 31, 1991:
  SZRL Investments..............   $15,000       --          --          --         --     $15,000
  John M. Egan..................   $   128       --          (3)         --         --     $   125
  Cross Harbor RR...............   $   243       --        (243)         --         --     $    --

- ---------------

(a) In 1992, Itel acquired warrants to purchase 4.675 million shares of Common Stock held by an affiliate of Samuel Zell, a director of Itel. In connection with the warrant purchase, a $15.0 million note receivable was cancelled.

                                ITEL CORPORATION

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                                                ASSETS
Current assets:
  Cash and equivalents................................................   $    800     $  3,600
  Accounts receivable.................................................        300          700
  Amounts currently due from affiliates...............................    101,700      489,200
  Other assets........................................................      1,500        2,100
                                                                         --------     --------
               Total current assets...................................    104,300      495,600
Property (net)........................................................        100          400
Deferred tax asset, net...............................................    136,900      164,000
Investment in and advances to subsidiaries............................    360,200      192,200
Marketable equity securities available-for-sale.......................    126,400      116,900
Other assets..........................................................      4,100       12,200
                                                                         --------     --------
                                                                         $732,000     $981,300
                                                                         --------     --------
                                                                         --------     --------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently..................   $ 37,300     $ 41,600
Current maturities of Senior Subordinated Notes.......................         --       74,300
                                                                         --------     --------
               Total current liabilities..............................     37,300      115,900
Long-term debt........................................................    288,500      496,600
Other liabilities.....................................................        900        1,500
                                                                         --------     --------
               Total liabilities......................................    326,700      614,000
Stockholders' equity:
  Series C convertible preferred stock................................         --       83,600
  Common stock........................................................     33,000       28,100
  Capital surplus.....................................................    383,500      281,200
  Retained earnings...................................................     22,400       26,700
  Cumulative translation adjustments..................................     (9,900)      (3,200)
                                                                         --------     --------
                                                                          429,000      416,400
  Unrealized losses on marketable equity securities available for sale
     (net of related deferred income tax benefit).....................    (23,700)     (49,100)
                                                                         --------     --------
               Total stockholders' equity.............................    405,300      367,300
                                                                         --------     --------
                                                                         $732,000     $981,300
                                                                         --------     --------
                                                                         --------     --------

                                ITEL CORPORATION

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1993        1992         1991
                                                               --------    ---------    ---------
Revenues:
  Interest and investment income, including intercompany....   $ 15,600    $      --    $  90,200
Other (expenses) income:
  Corporate interest........................................    (65,200)    (127,900)    (167,700)
  General and administrative................................     (9,300)      (8,600)     (10,500)
  Gain on ANTEC Offering....................................     84,500           --           --
  Write-down of marketable equity securities................    (25,000)     (25,000)      (9,200)
                                                               --------    ---------    ---------
                                                                (15,000)    (161,500)    (187,400)
                                                               --------    ---------    ---------
Income (loss) from operations before income taxes and equity
  in earnings (losses) of subsidiaries......................        600     (161,500)     (97,200)
Income tax benefit..........................................      3,300       57,100      144,100
Equity in earnings (losses) of subsidiaries.................     10,900        9,400     (111,400)
                                                               --------    ---------    ---------
Income (loss) before extraordinary items....................     14,800      (95,000)     (64,500)
Extraordinary items (net of related income taxes)...........    (16,000)      (9,300)       8,800
                                                               --------    ---------    ---------
Net loss....................................................   $ (1,200)   $(104,300)   $ (55,700)
                                                               --------    ---------    ---------
                                                               --------    ---------    ---------

                                ITEL CORPORATION

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1993         1992         1991
                                                              ---------    ---------    ---------
Operating activities:
  Income (loss) before extraordinary items.................   $  14,800    $ (95,000)   $ (64,500)
  Adjustments to reconcile income (loss) before
     extraordinary items to net cash used by operating
     activities:
     Depreciation..........................................         400          300          400
     Income tax benefit....................................      (3,300)     (57,100)    (144,100)
     Gain on ANTEC Offering................................     (84,500)          --           --
     Write-down of marketable equity securities............      25,000       25,000        9,200
     Equity in (earnings) losses of subsidiaries...........     (10,900)      (9,400)     111,400
     Non-cash financing expense............................       4,200        6,900        6,800
     Change in other operating items.......................     (27,000)      12,800      (95,700)
                                                              ---------    ---------    ---------
          Net cash used by operating activities............     (81,300)    (116,500)    (176,500)

Investing activities:
  Sales of securities......................................       3,700          800       19,500
  Net dividends from (capital contributions to)
     subsidiaries..........................................     150,300      (37,500)     481,100
  Loans from subsidiaries, net.............................      95,200      808,000      169,200
  Other, net...............................................      13,700       (4,500)     (39,800)
                                                              ---------    ---------    ---------
          Net investing activities.........................     262,900      766,800      630,000
                                                              ---------    ---------    ---------
Net cash provided before financing activities..............     181,600      650,300      453,500
Financing activities:
  Borrowings...............................................      93,400           --       24,700
  Reductions in borrowings.................................    (391,300)    (548,300)    (327,400)
  Purchases of treasury stock..............................        (300)    (114,300)    (147,400)
  Preferred stock dividend payments........................      (2,900)      (5,700)      (5,700)
  Proceeds from issuance of common stock...................      21,100       21,300        4,800
  Proceeds from ANTEC Offering.............................      67,000           --           --
  Redemption of ANTEC preferred stock......................      30,000           --           --
  Other, net...............................................      (1,400)          --      (10,100)
                                                              ---------    ---------    ---------
          Net financing activities.........................    (184,400)    (647,000)    (461,100)
                                                              ---------    ---------    ---------
Cash provided (used).......................................      (2,800)       3,300       (7,600)
Cash and equivalents at beginning of year..................       3,600          300        7,900
                                                              ---------    ---------    ---------
Cash and equivalents at end of year........................   $     800    $   3,600    $     300
                                                              ---------    ---------    ---------
                                                              ---------    ---------    ---------

                                ITEL CORPORATION

                       SCHEDULE V--PROPERTY AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                                 OTHER
                                    BALANCE AT                 ADDITIONS    RETIREMENTS    BALANCE AT
                                   BEGINNING OF    ADDITIONS      AND        OR SALES        END OF
          CLASSIFICATION            THE PERIOD     AT COST     DEDUCTIONS     AT COST      THE PERIOD
          --------------           ------------    ---------   ----------   -----------    ----------
Year ended December 31, 1993:
  Rental equipment--rail cars.....  $1,395,000     $    --     $ (6,400)    $     --     $1,388,600
  Other...........................      58,300      13,400           --       (3,200)        68,500
                                    ----------     -------     --------     --------     ----------
                                    $1,453,300     $13,400     $ (6,400)    $ (3,200)    $1,457,100
                                    ----------     -------     --------     --------     ----------
                                    ----------     -------     --------     --------     ----------
Year ended December 31, 1992:
  Rental equipment--rail cars.....  $1,380,500     $ 9,000     $ 34,200     $(28,700)    $1,395,000
  Other...........................      74,000       8,000      (15,600)      (8,100)        58,300
                                    ----------     -------     --------     --------     ----------
                                    $1,454,500     $17,000     $ 18,600     $(36,800)    $1,453,300
                                    ----------     -------     --------     --------     ----------
                                    ----------     -------     --------     --------     ----------
Year ended December 31, 1991:
  Rental equipment--rail cars.....  $1,317,900     $62,500     $ 17,400     $(17,300)    $1,380,500
  Other...........................      64,200      12,600          200       (3,000)        74,000
                                    ----------     -------     --------     --------     ----------
                                    $1,382,100     $75,100     $ 17,600     $(20,300)    $1,454,500
                                    ----------     -------     --------     --------     ----------
                                    ----------     -------     --------     --------     ----------

                                ITEL CORPORATION

                     SCHEDULE VI--ACCUMULATED DEPRECIATION

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)



                                                                   OTHER      RETIREMENTS,
                                       BALANCE AT    ADDITIONS    ADDITIONS     RENEWALS   BALANCE AT
                                      BEGINNING OF  CHARGED TO      AND           AND        END OF
           CLASSIFICATION              THE PERIOD    EXPENSES    DEDUCTIONS  REPLACEMENTS  THE PERIOD
           --------------             ------------  ----------   ----------  ------------  ----------
Year ended December 31, 1993:
  Rental equipment--rail cars........  $329,700     $49,700     $ (3,000)    $     --     $376,400
  Other..............................    27,700      10,800         (700)      (1,700)      36,100
                                       --------     -------     --------     --------     --------
                                       $357,400     $60,500     $ (3,700)    $ (1,700)    $412,500
                                       --------     -------     --------     --------     --------
                                       --------     -------     --------     --------     --------
Year ended December 31, 1992:
  Rental equipment--rail cars........  $294,600     $47,200     $ (4,200)    $ (7,900)    $329,700
  Other..............................    32,700      11,100      (11,000)      (5,100)      27,700
                                       --------     -------     --------     --------     --------
                                       $327,300     $58,300     $(15,200)    $(13,000)    $357,400
                                       --------     -------     --------     --------     --------
                                       --------     -------     --------     --------     --------
Year ended December 31, 1991:
  Rental equipment--rail cars........  $264,500     $41,700     $     --     $(11,600)    $294,600
  Other..............................    22,400      13,300         (400)      (2,600)      32,700
                                       --------     -------     --------     --------     --------
                                       $286,900     $55,000     $   (400)    $(14,200)    $327,300
                                       --------     -------     --------     --------     --------
                                       --------     -------     --------     --------     --------

                                ITEL CORPORATION

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


                                                             ADDITIONS
                                                        ---------------------
                                           BALANCE AT              CHARGED TO              BALANCE AT
                                          BEGINNING OF  CHARGED TO   OTHER                   END OF
               DESCRIPTION                 THE PERIOD     INCOME     ACCOUNTS   DEDUCTIONS  THE PERIOD
               -----------                ------------  ----------  ---------  ----------  -----------
Year ended December 31, 1993:
  Allowance for doubtful accounts.........  $ 10,700    $ 5,500    $  2,300    $(12,300)   $ 6,200
  Unrealized losses on marketable equity
     securities available-for-sale(a).....  $ 74,400         --     (12,800)    (25,000)   $36,600
  Allowance for deferred tax asset........  $ 58,400         --          --      (3,000)   $55,400
Year ended December 31, 1992:
  Allowance for doubtful accounts.........  $ 13,200      7,600       2,900     (13,000)   $10,700
  Unrealized losses on marketable equity
     securities available-for-sale(a).....  $ 72,500         --      26,900     (25,000)   $74,400
  Allowance for deferred tax asset........  $ 62,100         --          --      (3,700)   $58,400
Year ended December 31, 1991:
  Allowance for doubtful accounts.........  $ 15,100      3,500         600      (6,000)   $13,200
  Unrealized losses on marketable equity
     securities available-for-sale(a).....  $171,100         --     (19,200)    (79,400)   $72,500
  Allowance for deferred tax asset........  $ 59,000      3,100          --          --    $62,100

- ---------------

(a) At December 31, 1993, 1992 and 1991, the Company wrote down its investment in marketable equity securities by $25.0 million, $25.0 million and $50.0 million, respectively. The remaining deduction of $29.4 million in 1991 relates to the loss on sale of the Company's investment in Santa Fe.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS, ON THE 25TH DAY OF MARCH, 1994.

                                        ITEL CORPORATION

                                                     JAMES E. KNOX
                                        ----------------------------------------
                                                     James E. Knox
                                         Senior Vice President, General Counsel
                                                     and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                                     Chief Executive Officer
                                                                          and President
               ROD F. DAMMEYER                                    (Principal Executive Officer)      March 25, 1994
- ---------------------------------------------
               Rod F. Dammeyer
                                                                 Senior Vice President--Finance
                GARY M. HILL                                        (Chief Financial Officer)        March 25, 1994
- ---------------------------------------------
                Gary M. Hill
                                                                   Vice President--Controller
           JOHN P. MCNICHOLAS, JR.                                 (Chief Accounting Officer)        March 25, 1994
- ---------------------------------------------
           John P. McNicholas, Jr.

             BERNARD F. BRENNAN*                                            Director                 March 25, 1994
- ---------------------------------------------
             Bernard F. Brennan

               ROD F. DAMMEYER                                              Director                 March 25, 1994
- ---------------------------------------------
               Rod F. Dammeyer

              F. PHILIP HANDY*                                              Director                 March 25, 1994
- ---------------------------------------------
               F. Philip Handy

               HAROLD HAYNES*                                               Director                 March 25, 1994
- ---------------------------------------------
                Harold Haynes

              JEROME JACOBSON*                                              Director                 March 25, 1994
- ---------------------------------------------
               Jerome Jacobson

              MELVYN N. KLEIN*                                              Director                 March 25, 1994
- ---------------------------------------------
               Melvyn N. Klein

               JOHN R. PETTY*                                               Director                 March 25, 1994
- ---------------------------------------------
                John R. Petty

               JOHN A. PIGOTT*                                              Director                 March 25, 1994
- ---------------------------------------------
               John A. Pigott

              SHELI ROSENBERG*                                              Director                 March 25, 1994
- ---------------------------------------------
               Sheli Rosenberg

                SAMUEL ZELL*                                                Director                 March 25, 1994
- ---------------------------------------------
                 Samuel Zell

            *BY JAMES E. KNOX
- ---------------------------------------------
        James E. Knox (Attorney in fact)

James E. Knox, as attorney in fact for each person indicated.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-93173) pertaining to the Itel Corporation 1983 Stock Incentive Plan, the Registration Statement (Form S-8 No. 33-13486) pertaining to the Itel Corporation Key Executive Equity Plan, the Registration Statement (Form S-8 No. 33-21656) pertaining to the Itel Corporation 1988 Employee Stock Purchase Plan, the Registration Statement (Form S-8 No. 33-38364) pertaining to the Itel Corporation 1989 Employee Stock Incentive Plan and the Registration Statement (Form S-8 No. 33-60676) pertaining to the Itel Corporation 1993 Director Stock Option Plan and in the related Prospectuses of our report dated February 8, 1994 with respect to the consolidated financial statements and schedules of Itel Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1993.

                                                     ERNST & YOUNG

Chicago, Illinois
March 25, 1994