Form 10-Q
period 1994-03-31
ITEL CORP
filed 1994-05-12
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 1-5989

                                ITEL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                       94-1658138
- - --------                                       ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification No.)



                            2 North Riverside Plaza
                                   Suite 1900
                            Chicago, Illinois  60606
             (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:  (312) 902-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No


At April 30, 1994 there were 32,999,551 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             MARCH 31, 1994 (UNAUDITED)
                                                  CONSOLIDATED                                  SUPPLEMENTAL INFORMATION
                                   --------------------------------------       ---------------------------------------------------
                                         MARCH 31,         DECEMBER 31,                                       RAIL CAR        ALL
                                             1994              1993             ANIXTER        ANTEC           LEASING       OTHER
                                     ------------------  ----------------       -------        -----          ---------      -----
                                        (UNAUDITED)
Current assets:
   Cash and equivalents              $       23,200     $     31,000           $  15,900     $     700   $           -    $   6,600
   Restricted cash                            2,700           21,500                   -             -           2,700            -
   Accounts receivable (net of
      allowances for doubtful
      accounts of $6,500 and
      $6,200, respectively)                 345,200          296,700             248,000        84,000          12,700          500
   Inventories, primarily
      finished goods                        333,900          322,200             246,200        87,700               -            -
   Other assets                               9,000            9,300               5,100           600           2,200        1,100
                                       ------------       ----------           ---------     ---------     -----------    ---------

      Total current assets                  714,000          680,700             515,200       173,000          17,600        8,200

Property, at cost:
   Rental equipment                       1,388,600        1,388,600                   -             -       1,388,600            -
   Other                                     72,800           68,500              55,600        15,000               -        2,200
                                        -----------       ----------           ---------     ---------   -------------    ---------

                                          1,461,400        1,457,100              55,600        15,000       1,388,600        2,200
   Accumulated depreciation                (427,400)        (412,500)            (27,700)       (8,600)       (388,900)      (2,200)
                                        -----------       ----------           ---------      ---------     ----------      -------

   Net property                           1,034,000        1,044,600              27,900         6,400         999,700            -

Goodwill (net of accumulated
   amortization of $99,200 and
   $93,800, respectively)                   415,700          418,500             192,400        94,100         129,200            -
Discontinued and assets held
   for sale, net                            188,100          191,100                   -             -               -      188,100
Marketable equity securities
   available-for-sale (cost of
   $110,000 and $163,000,
   respectively)                             68,500          126,400                   -             -               -       68,500
Other assets                                 34,200           33,100               3,100         4,600          12,000       14,500
                                         ----------       ----------           ---------    ----------     -----------    ---------

                                       $  2,454,500     $  2,494,400          $  738,600    $  278,100    $  1,158,500   $  279,300
                                          ---------        ---------            --------      --------       ---------     --------
                                          ---------        ---------            --------      --------       ---------     --------



See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             MARCH 31, 1994 (UNAUDITED)
                                                  CONSOLIDATED                                  SUPPLEMENTAL INFORMATION
                                   --------------------------------------       ----------------------------------------------------
                                         MARCH 31,         DECEMBER 31,                                      RAIL CAR        ALL
                                             1994              1993            ANIXTER        ANTEC           LEASING       OTHER
                                     ------------------  ----------------      -------        -----          ---------      -----
                                        (UNAUDITED)
Current liabilities:
   Accounts payable                     $   194,200      $   173,200          $ 134,300      $ 59,300    $          -   $      600
   Accrued expenses                          86,000          124,300             42,800        18,800           8,300       16,100
   Current maturities of long-term
      debt - subsidiaries                    68,700           67,800                  -             -          68,700            -
                                           --------         --------         ----------    ----------       ---------   ----------


          Total current liabilities         348,900          365,300            177,100        78,100          77,000       16,700

Income taxes, net primarily deferred        102,200           99,600            (17,600)        1,000         278,200     (159,400)
Other liabilities                            11,400           12,300             10,600             -               -          800
Intercompany payable
   (receivable)                                   -                -             33,200           500               -      (33,700)
Long-term debt - subsidiaries             1,290,500        1,225,200            269,800        36,000         984,700            -
               - Corporate                  197,500          288,500                  -             -               -      197,500
                                         ----------          ----------        ---------      --------      ----------  ------------

          Total liabilities               1,950,500        1,990,900            473,100       115,600       1,339,900       21,900

Minority interests                          102,200           98,200              7,400             -          16,700       78,100

Stockholders' equity:
   Common stock                              33,200           33,000                300           200               -       32,700
   Capital surplus                          380,800          383,500            331,400       152,400               -     (103,000)
   Retained earnings                         24,200           22,400            (65,200)       10,100        (198,100)     277,400
   Cumulative translation
     adjustments                             (9,500)          (9,900)            (8,400)         (200)              -         (900)
                                          ----------        ----------        ---------      ---------   ------------    ----------
                                            428,700          429,000            258,100       162,500        (198,100)     206,200
   Unrealized losses on marketable
     equity securities available-for
     sale (net of deferred income
     tax benefit)                           (26,900)         (23,700)                 -             -               -      (26,900)
                                           ----------      ----------        -----------    ----------   -------------    ---------

          Total stockholders' equity        401,800          405,300            258,100       162,500        (198,100)     179,300
                                          ---------        ---------           --------       -------       ---------     --------

                                         $2,454,500      $ 2,494,400           $738,600    $  278,100      $1,158,500    $ 279,300
                                          ---------       ----------            -------      --------       ---------     --------
                                          ---------       ----------            -------      --------       ---------     --------



See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE-MONTH PERIODS
                                                                                     ENDED MARCH 31,
                                                                               --------------------------
                                                                               1994                  1993
                                                                            -----------           -----------
Revenues                                                                    $   538,800           $  431,500

Cost of operations                                                             (487,500)            (389,000)
Amortization of goodwill                                                         (5,400)              (5,300)
                                                                            -----------           -----------
Operating income                                                                 45,900               37,200
Interest expense and other, net                                                 (32,500)             (39,300)
Loss on marketable equity securities                                             (5,200)                    -
                                                                            -----------           -----------

Income (loss) from continuing
  operations before income taxes                                                  8,200               (2,100)
Income tax expense                                                               (6,400)              (1,700)
                                                                            -----------           -----------

Income (loss) from continuing
  operations                                                                      1,800               (3,800)
Loss from discontinued
  operations (net of related taxes)                                                   -               (1,300)
                                                                            -----------           -----------
Net income (loss)                                                                 1,800               (5,100)
Preferred stock dividends
  and amortization                                                                    -               (1,500)
                                                                            -----------           -----------
Income (loss) applicable to common stock                                    $      1,800          $   (6,600)
                                                                            -----------           -----------
                                                                            -----------           -----------
Income (loss) per common and common
  equivalent share:
    Continuing operations                                                   $       .05           $     (.19)
    Net income (loss)                                                       $       .05           $     (.23)
                                                                            -----------           -----------
                                                                            -----------           -----------
Weighted average common and
  common equivalent shares                                                       33,217               28,429
                                                                            -----------           -----------
                                                                            -----------           -----------





   See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                      THREE-MONTH PERIODS ENDED MARCH 31,
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                         ANIXTER                  ANTEC                 RAIL CAR LEASING            ALL OTHER
                                    ----------------        -------------------        ------------------        ---------------
                                    1994        1993         1994          1993         1994        1993         1994        1993
                                    ----        ----         ----          ----         ----        ----         ----        ----
Revenues                          $362,800    $298,300    $ 137,800     $ 94,800     $  38,200    $ 38,400    $      -    $      -

Cost of operations                (346,500)   (284,900)    (127,300)     (89,400)      (12,600)    (12,900)     (1,100)     (1,800)
Amortization of goodwill            (1,500)     (1,400)        (700)        (700)       (3,200)     (3,200)          -           -
                                  ---------   ---------   ----------    ---------    ----------   ---------   ---------   ---------

Operating income (loss)             14,800      12,000        9,800        4,700        22,400      22,300      (1,100)     (1,800)

Interest expense and other,
   net                              (3,900)     (4,900)        (400)        (900)      (22,000)    (23,500)     (6,200)    (10,000)
Loss on marketable equity
   securities                            -           -            -            -             -           -      (5,200)          -
                                   --------   ---------   ----------    ---------    ----------   ---------   ---------   ---------

Income (loss) from continuing
   operations before income
   taxes                            10,900       7,100        9,400        3,800           400      (1,200)    (12,500)    (11,800)

Income tax (expense) benefit        (4,700)     (3,700)      (4,200)      (1,800)       (1,300)       (800)      3,800       4,600
                                  ---------   ---------   ----------    ---------    ----------   ---------   ---------   ---------

Income (loss) from
   continuing operations             6,200       3,400        5,200        2,000          (900)     (2,000)     (8,700)     (7,200)

Loss from discontinued
   operations (net of
   related taxes)                        -           -            -            -             -           -           -      (1,300)
                                  ---------   ---------   ----------    ---------    ----------   ---------   ---------   ---------

Net income (loss)                $   6,200    $  3,400    $   5,200     $  2,000      $   (900)  $  (2,000)   $ (8,700)   $ (8,500)
                                  ---------   ---------   ----------    ---------    ----------   ---------   ---------   ---------
                                  ---------   ---------   ----------    ---------    ----------   ---------   ---------   ---------




See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter, ANTEC, Rail car leasing and All other. Transactions between Anixter, ANTEC, Rail car leasing and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE-MONTH PERIODS
                                                                                          ENDED MARCH 31,
                                                                                     ------------------------
                                                                                    1994                  1993
                                                                                  --------            ---------
Operating activities:
   Income (loss) from continuing operations                                      $   1,800            $   (3,800)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by continuing operating activities:
         Depreciation                                                               15,200                14,900
         Amortization of goodwill                                                    5,400                 5,300
         Deferred income tax expense                                                 3,400                 1,300
         Other, net                                                                 11,400                 5,900
         Changes in assets and liabilities, net of effects of
            acquisitions and asset purchases                                       (50,100)              (18,200)
                                                                                 ---------           -----------
      Net cash provided (used) by continuing operating activities                  (12,900)                5,400
   Discontinued operations, net                                                      2,900                25,300
                                                                                 ---------           -----------
      Net cash provided (used) by operating activities                             (10,000)               30,700

Investing activities:
   Sales of marketable equity securities                                            47,800                     -
   Purchases of property                                                            (4,400)               (2,300)
   Sales of property                                                                     -                   500
   Acquisitions and other investments                                               (6,200)               (1,100)
   Receipts from and (advances to) Q-TEL                                             1,700               (17,000)
                                                                                 ---------           -----------
      Net investing activities                                                      38,900               (19,900)
                                                                                 ---------           -----------
      Net cash provided before financing activities                                 28,900                10,800

Financing activities:
   Borrowings                                                                      647,100               183,900
   Reductions in borrowings                                                       (680,600)             (199,400)
   Proceeds from issuance of common stock                                            5,000                 7,900
   Purchases of treasury stock                                                      (7,000)                    -
   Other, net                                                                       (1,200)               (5,400)
                                                                                 ---------           -----------
      Net financing activities                                                     (36,700)              (13,000)
                                                                                 ---------           -----------
Cash used                                                                           (7,800)               (2,200)
Cash and equivalents at beginning of period                                         31,000                22,000
                                                                                 ---------           -----------
Cash and equivalents at end of period                                            $  23,200            $   19,800
                                                                                 ---------           -----------
                                                                                 ---------           -----------

Supplemental cash flow information:
   Interest paid (including allocations to
      discontinued operations) during the period                                 $  53,300            $   63,900
                                                                                 ---------           -----------
                                                                                 ---------           -----------
   Income taxes paid during the period                                           $     600            $      700
                                                                                 ---------           -----------
                                                                                 ---------           -----------



   See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Itel Corporation's ("Itel") Annual Report on Form 10-K for the year ended December 31, 1993. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Itel and its majority owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. Minority interests of $102.2 million at March 31, 1994 primarily relate to the 47% public ownership in ANTEC Corporation ("ANTEC") and the 1% external ownership interests in Railcar Trust No. 1992-1 (the "Trust").

Reclassifications: The 1993 consolidated financial statements and related notes have been reclassified to reflect the 1994 presentation.

NOTE 2.  DISCONTINUED AND ASSETS HELD FOR SALE

The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition, the portfolio has been reduced from $1.44 billion to $170 million at March 31, 1994. Proceeds were used to repay indebtedness.

NOTE 3.  LOSS ON MARKETABLE EQUITY SECURITIES

In March 1994, the Company recorded a $5.2 million pre-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus"). Proceeds were used to reduce indebtedness.

NOTE 4.  SUBSEQUENT EVENT

On April 18, 1994, Itel announced its intention to sell in a public offering (the "Offering") up to 4.0 million shares of common stock of ANTEC. As a result of the Offering, Itel's ownership of ANTEC common stock would be reduced from 53% to approximately 33% if the underwriters' overallotment option is exercised.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

LIQUIDATION OF SIGNAL CAPITAL: Signal Capital has been classified as assets held for sale since its acquisition in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $170 million at March 31, 1994, including a reduction of $5 million in 1994.

CASH FLOW: Consolidated net cash provided (used) by continuing operating activities was ($12.9) million for the first quarter of 1994 compared to $5.4 million for the same period in 1993. Cash provided (used) by continuing operating activities decreased due primarily to increased working capital investment resulting from increased sales volume at Anixter Inc. ("Anixter") and ANTEC. Consolidated cash provided (used) for net investing activities was $38.9 million for the first quarter of 1994 versus ($19.9) million for the same period in 1993. Consolidated investing activities in 1994 primarily reflect the sale of the Company's investment in Catellus offset slightly by acquisitions and investments at ANTEC. The 1993 period reflects a $17 million investment in Q-TEL S.A. de C.V. of Mexico ("Q-TEL"). Consolidated cash used for net financing activities was ($36.7) million for the first quarter of 1994 in comparison to ($13.0) million for the first quarter of 1993. The consolidated net financing activities in the 1994 period reflect significant repayment of Corporate subordinated debt using proceeds from the sale of the Company's investment in Catellus and funds from the Corporate Term Loan obtained in December 1993. Cash from discontinued operations, net was $2.9 million for the first quarter of 1994 versus $25.3 million for the same period in 1993. Cash from discontinued operations in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. However, with the completion of the rail car transaction in 1992, the ongoing fixed cash flow of Rail car leasing is available only to service interest and principal on the debt of the Trust and Railcar Associates, L.P. (the "Partnership"). Cash flow by the Company's major business segments is presented in the following table.

                                                                 QUARTERS ENDED MARCH 31,
                                                                 ------------------------
                                                               1994                  1993
                                                             --------              --------
                                                                      (UNAUDITED)
                                                                     (IN MILLIONS)
         Anixter                                             $ 18.4                   $ 15.2
         ANTEC                                                 11.1                      6.0
         All other                                             (1.1)                    (1.7)
                                                              -------                  -----
                                                               28.4                     19.5
         Rail car leasing                                      38.1                     37.9
                                                              -------                  -----
                                                             $ 66.5                   $ 57.4
                                                              -------                  -----
                                                              -------                  -----

FINANCINGS: On March 11, 1994, the Company increased Anixter's secured revolving line of credit to $345 million, lowered the interest rate spreads and extended the expiration to 1997. The revolving line of credit is non-recourse to Itel and may be extended for two additional one-year periods at the option of the lenders.

DEBT MATURITIES AND REPAYMENTS:   Current maturities of subsidiary non-recourse
debt of $68.7 million at March 31, 1994 represent senior debt related to the Rail car leasing business to be serviced from Rail car leasing cash flow. In the first quarter of 1994 and 1993, Rail retired at maturity approximately $33 million and $32 million of non-recourse debt, respectively.

In the first quarter of 1994, the Company retired $70 million of the Corporate Term Loan. This loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its common shares of Santa Fe Energy Resources, Inc.

In the first quarter of 1994 and 1993, respectively, the Company retired approximately $221 million and $75 million of the face value of subordinated debt at Itel.

NET OPERATING LOSS CARRYFORWARDS: To the extent of certain taxable income realized by the Company, liquidity is enhanced by potential tax benefits. As of December 31, 1993, the Company had cumulative net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $345 million expiring principally in 1995 through 2007, and investment tax-credit ("ITC") carryforwards of approximately $16 million expiring in 1994 through 2001. Certain of these carryforwards have not been examined by the Internal Revenue Service and, therefore, may be subject to adjustment. The availability of NOL and ITC carryforwards to reduce the Company's future Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended.


OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.

At March 31, 1994, the market value of the Company's investment in marketable equity securities available-for-sale was below cost by $41.5 million. In accordance with generally accepted accounting principles, the Company's investment in marketable equity securities available-for-sale has been reflected at market value in the consolidated balance sheets. The Company continuously evaluates the market value of its marketable securities held for investment in relation to its historical cost to determine whether a decline in market value is "other than temporary". If such decline in market value is deemed to be other than temporary, the Company records such decline as a charge against income.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $4.4 million and $2.3 million for the first quarter of 1994 and 1993, respectively. Also in 1994 and 1993, ANTEC's acquisitions and investments in related businesses aggregated $6.2 million and $1.1 million, respectively.


RESULTS OF OPERATIONS

On April 18, 1994, Itel announced its intention to sell in a public offering up to 4.0 million shares of common stock of ANTEC. As a result of the Offering, Itel's ownership of ANTEC common stock could be reduced from 53% to approximately 33% if the underwriters' overallotment option is exercised. If the Offering is completed, Itel will report ANTEC in its consolidated financial statements as an equity investment.

QUARTER ENDED MARCH 31, 1994: Income from continuing operations for the first quarter of 1994 was $1.8 million compared with a loss of ($3.8) million in the first quarter of 1993. Results in 1994 include a pre-tax loss of ($5.2) million relating to the sale of the Company's investment in Catellus. Net income (loss) was $1.8 million and ($5.1) million in the first quarter of 1994 and 1993, respectively.

The Company's consolidated revenues during the first quarter of 1994, increased 25% to $538.8 million from $431.5 million in 1993. Anixter revenues increased 22% to $362.8 million resulting from the continued growth of the U.S. wiring systems business and continued penetration in the expansion countries. ANTEC revenues rose 45% to $137.8 million in the first quarter of 1994 compared to the same three months of 1993 due to increased demand for its fiber optic and high bandwidth products. Rail car leasing results are essentially fixed.

The Company's consolidated operating income, including Rail car leasing, increased 23% to $45.9 million from $37.2 million in the first quarter of 1993 and consolidated operating income before amortization of goodwill increased 21% to $51.3 million from $42.5 million in the first quarter of 1993. Anixter operating income before amortization of goodwill increased 22% to $16.3 million from $13.4 million due primarily to significantly improved volume and earnings at U.S. and Canada Distribution. ANTEC's operating earnings before amortization of goodwill nearly doubled to $10.5 million from $5.4 million in the first quarter of 1993 reflecting significant sales increases in its fiber optic and high bandwidth products.

Consolidated net interest expense and other for the first quarter declined to $32.5 million from $39.3 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

                          PART II.  OTHER INFORMATION

ITEL 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 5, 1994, the Directors of the

Company were elected as follows:

                                                                                VOTES
                                                                     -------------------------------
DIRECTORS                                                               FOR              WITHHELD
- - ---------                                                            ---------        --------------
Bernard F. Brennan                                                  28,131,623            43,867
Rod F. Dammeyer                                                     28,131,092            44,398
F. Philip Handy                                                     28,130,552            44,938
Harold Haynes                                                       28,131,454            44,036
Jerome Jacobson                                                     28,131,515            43,975
Melvyn N. Klein                                                     28,131,429            44,061
John R. Petty                                                       28,130,429            45,061
John A. Pigott                                                      28,131,019            44,471
Sheli Z. Rosenberg                                                  28,131,566            43,924
Samuel Zell                                                         23,130,468            45,022


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION


Date:  May 12, 1994             By:    /s/ Rod F. Dammeyer
                                    ------------------------------------------
                                           Rod F. Dammeyer
                                        Chief Executive Officer and President



Date:  May 12, 1994             By:    /s/ Gary M. Hill
                                    ------------------------------------------
                                           Gary M. Hill
                                       Senior Vice President, Finance