Form 10-Q
period 1994-06-30
ITEL CORP
filed 1994-08-12
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes _X_     No____


At July 31, 1994 there were 31,692,468 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 JUNE 30, 1994 (UNAUDITED)
                                                        CONSOLIDATED                              SUPPLEMENTAL INFORMATION
                                             ------------------------------------             ------------------------------
                                                JUNE 30,          DECEMBER 31,                                      ALL
                                                  1994                1993                       ANIXTER           OTHER
                                             --------------     ----------------                 -------           -----
                                               (UNAUDITED)
Current assets:
   Cash and equivalents                      $     61,200         $    29,900                    $ 12,500         $ 48,700
   Accounts receivable (net of
      allowances for doubtful
      accounts of $4,800 for
      both periods)                               292,500             230,200                     291,900              600
   Inventories, primarily
      finished goods                              258,000             240,300                     258,000                -
   Other assets                                     6,100               6,300                       5,000            1,100
                                               ----------          ----------                   ---------        ---------

      Total current assets                        617,800             506,700                     567,400           50,400





Property, at cost                                  60,900              54,700                      58,700            2,200
Accumulated depreciation                          (30,600)            (27,800)                    (28,400)          (2,200)
                                               ----------          ----------                   ---------        ---------

   Net property                                    30,300              26,900                      30,300                -

Goodwill (net of accumulated
   amortization of $42,500 and
   $39,500, respectively)                         190,900             193,900                     190,900                -
Discontinued Rail car leasing assets            1,145,400           1,193,600                           -        1,145,400
Discontinued and assets held
   for sale, net                                  186,700             191,100                           -          186,700
Marketable equity securities
   available-for-sale (cost of
   $75,600 and $163,000,
   respectively)                                   75,600             126,400                           -           75,600
Investment in ANTEC                                56,100              84,100                           -           56,100
Other assets                                       11,100              18,200                       3,400            7,700
                                                ---------           ---------                   ---------        ---------

                                               $2,313,900          $2,340,900                   $ 792,000       $1,521,900
                                                =========           =========                    ========        =========


See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All other. Transactions between Anixter and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                 JUNE 30, 1994 (UNAUDITED)
                                                        CONSOLIDATED                             SUPPLEMENTAL INFORMATION
                                             ------------------------------------             -------------------------------
                                                JUNE 30,          DECEMBER 31,                                       ALL
                                                  1994                1993                       ANIXTER            OTHER
                                             --------------     ----------------                 -------            -----
                                               (UNAUDITED)
Current liabilities:
  Accounts payable                            $   187,200         $  128,800                     $160,600        $   26,600
  Accrued expenses                                 68,000             93,700                       54,400            13,600
                                               ----------         ----------                     --------        ----------

          Total current liabilities               255,200            222,500                      215,000            40,200

Income taxes, net, primarily deferred             127,000            102,200                      (17,400)          144,400
Discontinued Rail car leasing liabilities       1,064,600          1,113,800                            -         1,064,600
Other liabilities                                  20,000             20,300                       16,000             4,000
Intercompany payable
   (receivable)                                         -                  -                       51,100           (51,100)
Long-term debt - subsidiaries                     262,900            188,300                      262,900                 -
                  - Corporate                     167,500            288,500                            -           167,500
                                               ----------         ----------                     --------        ----------

          Total liabilities                     1,897,200          1,935,600                      527,600         1,369,600



Stockholders' equity:
   Common stock                                    32,200             33,000                          300            31,900
   Capital surplus                                351,200            383,500                      331,400            19,800
   Retained earnings                               40,600             22,400                      (61,400)          102,000
   Cumulative translation
     adjustments                                   (7,300)            (9,900)                      (5,900)           (1,400)
                                               ----------         ----------                     --------        ----------
                                                  416,700            429,000                      264,400           152,300
   Unrealized losses on marketable
     equity securities available-for sale
     (net of deferred income tax benefit)               -            (23,700)                           -                 -
                                               ----------         ----------                     --------        ----------

          Total stockholders' equity              416,700            405,300                      264,400           152,300
                                               ----------         ----------                     --------        ----------

                                               $2,313,900         $2,340,900                     $792,000        $1,521,900
                                               ==========         ==========                     ========        ==========





See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All other. Transactions between Anixter and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE-MONTH PERIODS                   SIX-MONTH PERIODS
                                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                                                 -----------------------               -----------------------
                                                                 1994               1993               1994              1993
                                                               --------           --------           --------          --------
Revenues                                                       $ 422,900         $  328,200         $ 785,700           $ 626,500

Cost of operations                                              (404,700)          (314,700)         (752,300)           (601,400)
Amortization of goodwill                                          (1,500)            (1,400)           (3,000)             (2,800)
                                                               ---------         ----------         ---------           ---------

Operating income                                                  16,700             12,100            30,400              22,300

Interest expense and other, net                                   (6,300)           (16,800)          (14,000)            (31,700)
Non-recurring item - ANTEC offering                               48,200                  -            48,200                   -
Equity earnings in ANTEC                                           2,600              2,200             5,400               4,200
Marketable equity securities losses                              (34,400)                 -           (39,600)                  -
                                                               ---------         ----------         ---------           ---------

Income (loss) from continuing
  operations before income taxes                                  26,800             (2,500)           30,400              (5,200)

Income tax (expense) benefit                                     (10,000)               800           (10,900)              1,700
                                                               ---------         ----------         ---------           ---------

Income (loss) from continuing
  operations                                                      16,800             (1,700)           19,500              (3,500)

Loss from discontinued
  operations (net of related taxes)                                 (400)            (1,400)           (1,300)             (4,700)
                                                               ---------         ----------         ---------           ---------

Net income (loss)                                                 16,400             (3,100)           18,200              (8,200)
Preferred stock dividends
  and amortization                                                     -             (1,500)                -              (3,000)
                                                               ---------         ----------         ---------           ---------

Income (loss) applicable to common stock                       $  16,400         $   (4,600)        $  18,200           $ (11,200)
                                                               =========         ==========         =========           =========

Income (loss) per common and common
  equivalent share:
    Continuing operations                                      $     .51         $     (.11)        $     .59           $    (.23)
    Net income (loss)                                          $     .50         $     (.16)        $     .55           $    (.39)
                                                              ===========        ==========         =========           =========

Weighted average common and
  common equivalent shares                                        33,030             28,667            33,123              28,548
                                                              ==========         ==========         =========           =========


   See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                       THREE-MONTH PERIODS ENDED JUNE 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                                       ANIXTER                             ALL OTHER
                                                            --------------------------              -----------------------
                                                              1994              1993                 1994            1993
                                                              -----             -----                -----         -------
Revenues                                                      $422,900         $328,200           $        -     $        -

Cost of operations                                            (403,700)        (313,000)              (1,000)        (1,700)
Amortization of goodwill                                        (1,500)          (1,400)                   -              -
                                                              --------         --------           ----------     ----------

Operating income (loss)                                         17,700           13,800               (1,000)        (1,700)

Interest expense and other, net                                 (4,200)          (6,000)              (2,100)       (10,800)
Non-recurring item - ANTEC offering                                  -                -               48,200              -
Equity earnings in ANTEC                                             -                -                2,600          2,200
Marketable equity securities loss                                    -                -              (34,400)             -
                                                              --------         --------           ----------     ----------

Income (loss) from continuing
    operations before income taxes                              13,500            7,800               13,300        (10,300)

Income tax (expense) benefit                                    (6,200)          (4,300)              (3,800)         5,100
                                                              --------         --------           ----------     ----------

Income (loss) from continuing operations                         7,300            3,500                9,500         (5,200)

Loss from discontinued operations (net
    of related taxes)                                                -                -                 (400)        (1,400)
                                                              --------         --------           ----------     ----------

Net income (loss)                                             $  7,300         $  3,500           $    9,100     $   (6,600)
                                                              ========         ========           ==========     ==========




See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All other. Transactions between Anixter and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                        SIX-MONTH PERIODS ENDED JUNE 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                               ANIXTER                               ALL OTHER
                                                      --------------------------             ------------------------
                                                         1994             1993                 1994           1993
                                                         ----             ----                 ----           ----
Revenues                                               $ 785,700       $ 626,500           $       -        $       -

Cost of operations                                      (750,200)       (597,900)             (2,100)          (3,500)
Amortization of goodwill                                  (3,000)         (2,800)                  -                -
                                                       ---------       ---------           ---------        ---------

Operating income (loss)                                   32,500          25,800              (2,100)          (3,500)

Interest expense and other, net                           (8,100)        (10,900)             (5,900)         (20,800)
Non-recurring item - ANTEC offering                            -               -              48,200                -
Equity earnings in ANTEC                                       -               -               5,400            4,200
Marketable equity securities losses                            -               -             (39,600)               -
                                                       ---------       ---------           ---------        ---------

Income (loss) from continuing
  operations before income taxes                          24,400          14,900               6,000          (20,100)

Income tax (expense) benefit                             (10,900)         (8,000)                  -            9,700
                                                       ---------       ---------           ---------        ---------

Income (loss) from continuing
  operations                                              13,500           6,900               6,000          (10,400)

Loss from discontinued opera-
  tions (net of related taxes)                                 -               -              (1,300)          (4,700)
                                                       ---------       ---------           ---------        ---------

Net income (loss)                                      $ 13,500        $   6,900           $   4,700        $ (15,100)
                                                       =========       =========           =========        ==========




See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All other. Transactions between Anixter and All other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX-MONTH PERIODS
                                                                                          ENDED JUNE 30,
                                                                                     -----------------------
                                                                                    1994                1993
                                                                                   ------              ------
Operating activities:
   Income (loss) from continuing operations                                     $   19,500           $    (3,500)
   Adjustments to reconcile income (loss) from continuing operations to net cash used by continuing operating activities:
         Depreciation                                                                4,400                 3,900
         Amortization of goodwill                                                    3,000                 2,800
         Deferred income tax expense                                                10,700                (2,500)
         Non-recurring item                                                        (48,200)                    -
         Marketable equity securities losses                                        39,600                     -
         Other, net                                                                    500                 6,300
         Changes in assets and liabilities, net of effects of
            acquisitions and asset purchases                                       (60,400)              (26,300)
                                                                                ----------           -----------
      Net cash used by continuing operating activities                             (30,900)              (19,300)
   Discontinued operations, net                                                      2,100                56,700
                                                                                ----------           -----------
      Net cash provided (used) by operating activities                             (28,800)               37,400

Investing activities:
   Sales of marketable equity securities                                            47,800                     -
   Purchases of property, net                                                       (7,700)               (4,400)
   Sale of (investment in) ANTEC                                                    82,800                (8,600)
   Receipts from and (advances to) Q-TEL                                             7,600               (19,000)
                                                                                ----------           -----------
         Net investing activities                                                  130,500               (32,000)
                                                                                ----------           -----------
         Net cash provided before financing activities                             101,700                 5,400

Financing activities:
   Borrowings                                                                      725,200               319,400
   Reductions in borrowings                                                       (784,000)             (331,300)
   Proceeds from issuance of common stock                                            5,200                14,200
   Purchases of treasury stock                                                     (13,200)                    -
   Other, net                                                                       (3,600)               (6,500)
                                                                                ----------           -----------
      Net financing activities                                                     (70,400)               (4,200)
                                                                                ----------           -----------
Cash provided                                                                       31,300                 1,200
Cash and equivalents at beginning of period                                         29,900                21,000
                                                                                ----------           -----------
Cash and equivalents at end of period                                           $   61,200           $    22,200
                                                                                ==========           ===========

Supplemental cash flow information:
   Interest paid (including allocations to
      discontinued operations) during the period                                $   33,100           $    48,600
                                                                                ==========           ===========
   Income taxes paid during the period                                          $    1,600           $     2,200
                                                                                ==========           ===========


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

Principles of consolidation: The condensed consolidated financial statements include the accounts of Itel and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

Reclassifications: The 1993 consolidated financial statements and related notes have been reclassified to reflect ANTEC Corporation ("ANTEC") as an equity investment (see Note 4) and to reflect the Company's investment in its Rail car leasing business as discontinued operations (see Note 2).


NOTE 2.  DISCONTINUED AND ASSETS HELD FOR SALE

On July 25, 1994, Itel sold substantially all its remaining interests in its fleet of railcars for $35 million in cash and $169.5 million in notes
receivable for an aggregate purchase price of $204.5 million.   The notes
receivable will not be due until the end of 1998 and interest can be deferred until that time at the election of the obligors. The net gain from this transaction is estimated to exceed $200 million.

The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition, the portfolio has been reduced from $1.44 billion to $165 million at June 30, 1994. Proceeds were used to repay indebtedness.


NOTE 3.  MARKETABLE EQUITY SECURITIES LOSSES

In the second quarter of 1994, the Company wrote down the value of its investment in marketable equity securities by $34.4 million. Also in the first quarter of 1994, the Company recorded a $5.2 million pre-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus").


NOTE 4.  NON-RECURRING ITEM - ANTEC OFFERING

The non-recurring item reflects a $48 million pre-tax gain on the ANTEC Offering relating to the May 1994 public offering of shares of common stock of ANTEC
(the "ANTEC Offering"). Itel provided deferred taxes relating to the recognized pre-tax book gain. Itel sold 4.0 million shares of ANTEC common stock at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

SALE OF RAIL CAR LEASING BUSINESS:   On July 25, 1994, Itel sold substantially
all its remaining interests in its fleet of railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable will not be due until the end of 1998 and interest can be deferred until that time at the election of the obligors. The net gain from this transaction is estimated to exceed $200 million. Results of operations reflect the Rail car leasing business as discontinued operations.

ANTEC PUBLIC OFFERING:   In May 1994, Itel completed a public offering of
shares of common stock of ANTEC. Itel sold 4.0 million shares at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

LIQUIDATION OF SIGNAL CAPITAL: Signal Capital has been classified as assets held for sale since its acquisition in 1988. The finance business is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Since the date of acquisition the portfolio has been reduced from $1.44 billion to $165 million at June 30, 1994, including a reduction of approximately $10 million in 1994.

CASH FLOW: Consolidated net cash used by continuing operating activities was ($30.9) million for the first six months of 1994 compared to ($19.3) million for the same period in 1993. Cash used by continuing operating activities increased due primarily to increased working capital investment resulting from sharply increased sales volume at Anixter Inc. ("Anixter"). Consolidated cash provided (used) for net investing activities was $130.5 million for the first six months of 1994 versus ($32.0) million for the same period in 1993. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the ANTEC Offering and approximately $47.8 million from the sale of the Company's investment in Catellus. The 1993 period reflects a $19.0 million investment in Q-TEL S.A. de C.V. of Mexico ("Q-TEL"). Consolidated cash used for net financing activities was ($70.4) million for the first six months of 1994 in comparison to ($4.2) million for the first six months of 1993. The consolidated net financing activities in the 1994 period reflect significant repayment of subordinated and senior debt using proceeds from the ANTEC Offering and the sale of the Company's investment in Catellus. Cash from discontinued operations, net was $2.1 million for the first six months of 1994 versus $56.7 million for the same period in 1993. Cash from discontinued operations in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. Cash flow of Anixter was $39.9 million and $32.5 million for the six months ended June 30, 1994 and 1993, respectively.

FINANCINGS: In March 1994, the Company increased Anixter's secured revolving line of credit to $345 million, lowered the interest rate spreads and extended the expiration to 1997. The revolving line of credit is non-recourse to Itel and may be extended for two additional one-year periods at the option of the lenders.


DEBT MATURITIES AND REPAYMENTS:   In the first six months of 1994, the Company
retired $100 million of the Corporate Term Loan. This loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable equity securities.

In the first six months of 1994 and 1993, respectively, the Company retired approximately $221 million and $75 million of the face value of subordinated debt at Itel.

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

The July sale of substantially all its remaining interests in its fleet of railcars will generate a taxable gain for Federal income tax purposes of approximately $500 million, which currently is expected to fully exhaust the aforementioned carryovers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).


OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.


CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $8.0 million and $5.0 million for the first six months of 1994 and 1993, respectively.

RESULTS OF OPERATIONS

On July 25, 1994, Itel sold substantially all its remaining interests in its fleet of rail cars. Results of operations reflect the Rail car leasing business as discontinued operations.

In May 1994, Itel sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to approximately 33%. Itel now reports ANTEC in its consolidated financial statements as an equity investment.


QUARTER ENDED JUNE 30, 1994: Income from continuing operations for the second quarter of 1994 was $16.8 million compared with a loss of ($1.7) million in the second quarter of 1993. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a ($34.4) million pre-tax charge associated with the write-down of the Company's investment in marketable equity securities. Net income (loss) was $16.4 million and ($3.1) million in the second quarter of 1994 and 1993, respectively.

Anixter's revenues during the second quarter of 1994 increased 29% to $422.9 million from $328.2 million in 1993 resulting from the continued growth of the U.S. wiring systems business and continued penetration in the expansion countries.

The Company's consolidated operating income increased 38% to $16.7 million from $12.1 million in the second quarter of 1993 and consolidated operating income before amortization of goodwill increased 35% to $18.2 million from $13.5 million in the second quarter of 1993. Anixter operating income before amortization of goodwill increased 26% to $19.2 million from $15.2 million due primarily to significantly improved volume and earnings in the U.S. and Canada.

Consolidated net interest expense and other for the second quarter declined to $6.3 million from $16.8 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.


SIX MONTHS ENDED JUNE 30, 1994: Income from continuing operations for the first six months of 1994 was $19.5 million compared with a loss of ($3.5) million in the first six months of 1993. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a ($34.4) million pre-tax charge associated with the write-down of the Company's investment in marketable equity securities. Results in 1994 also include a pre-tax loss of ($5.2) million relating to the sale of the Company's investment in Catellus. Net income
(loss) was $18.2 million and ($8.2) million in the first six months of 1994 and 1993, respectively.

Anixter's revenues during the first six months of 1994 increased 25% to $785.7 million from $626.5 million in 1993 resulting from the continued growth of the U.S. wiring systems business and continued penetration in the expansion countries.

The Company's consolidated operating income increased 36% to $30.4 million from $22.3 million in the first six months of 1993 and consolidated operating income before amortization of goodwill increased 33% to $33.4 million from $25.1 million in the first six months of 1993. Anixter operating income before amortization of goodwill increased 24% to $35.5 million from $28.6 million due primarily to significantly improved volume and earnings in the U.S. and Canada.

Consolidated net interest expense and other for the first six months declined to $14.0 million from $31.7 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)    Exhibits
                  10.1  (a)   (i)   Note, dated July 25, 1994, from SCAP
                                    Associates, L.L.C. to Itel Rail Holdings
                                    Corporation.

                              (ii) Guaranty of that Note, dated July 25, 1994, in favor of Continental Bank and Itel Rail Holdings Corporation, by Signal Capital Holdings Corporation.

                        (b)   (i)   Note, dated July 25, 1994, from Signal
                                    Capital Holdings Corporation to Itel Rail
                                    Holdings Corporation.

                              (ii) Guaranty of that Note, dated July 25, 1994, in favor of Continental Bank and Itel Rail Holdings Corporation, by SCAP Associates, L.L.C.

                        (c) Pledge and Security Agreement, dated July 25, 1994, by SCAP Associates, L.L.C., in favor of Continental Bank as Collateral agent for Continental Bank and Itel Rail Holdings Corporation.

           (b)    Reports on Form 8-K


                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION


Date:  August 12, 1994            By:        /s/ Rod F. Dammeyer
                                        ------------------------------------
                                                 Rod F. Dammeyer
                                         President and Chief Executive Officer



Date:  August 12, 1994            By:        /s/ John P. McNicholas, Jr.
                                        ------------------------------------
                                                 John P. McNicholas, Jr.
                                         Vice President - Controller and
                                            Chief Accounting Officer