Form 10-Q
period 1994-09-30
ITEL CORP
filed 1994-11-14
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

- - - --    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

                               Yes __X__   No ____

At October 31, 1994 there were 30,798,010 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   SEPTEMBER 30, 1994 (UNAUDITED)
                                                         CONSOLIDATED                                 SUPPLEMENTAL INFORMATION
                                        ----------------------------------------------             ------------------------------
                                        SEPTEMBER 30,                    DECEMBER 31,                                     ALL
                                             1994                            1993                  ANIXTER                OTHER
                                        --------------                  --------------           ----------            ----------
                                         (UNAUDITED)
Current assets:
   Cash and equivalents                     $   44,600                     $   29,900             $     5,000          $   39,600
   Accounts receivable
      (net of allowances for
      doubtful accounts of
      $6,300 and $4,800,
      respectively)                            323,700                        230,200                 320,100               3,600
   Inventories, primarily
      finished goods                           264,000                        240,300                 264,000                   -
   Note receivable                             169,500                              -                       -             169,500
   Other assets                                  5,200                          6,300                   4,400                 800
                                            ----------                     ----------             -----------          ----------

      Total current assets                     807,000                        506,700                 593,500             213,500


Property, at cost                               65,600                         54,700                  63,400               2,200
Accumulated depreciation                       (33,300)                       (27,800)                (31,100)             (2,200)
                                            ----------                     ----------             -----------          ----------

   Net property                                 32,300                         26,900                  32,300                   -

Goodwill (net of accumulated
   amortization of $44,000 and
   $39,500, respectively)                      189,400                        193,900                 189,400                   -
Discontinued Rail car leasing
   assets                                            -                      1,193,600                       -                   -
Discontinued and assets held
   for sale, net                               153,300                        191,100                       -             153,300
Marketable equity securities
   available-for-sale (cost of
   $75,600 and $163,000,
   respectively)                                74,600                        126,400                       -              74,600
Investment in ANTEC                             58,000                         84,100                       -              58,000
Other assets                                     5,600                         18,200                   3,000               2,600
                                            ----------                     ----------             -----------          ----------

                                            $1,320,200                     $2,340,900             $   818,200          $  502,000
                                            ==========                     ==========             ===========          ==========


See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   SEPTEMBER 30, 1994 (UNAUDITED)
                                                           CONSOLIDATED                               SUPPLEMENTAL INFORMATION
                                             ----------------------------------------              ------------------------------
                                               SEPTEMBER 30,            DECEMBER 31,                                     ALL
                                                   1994                     1993                     ANIXTER            OTHER
                                             ----------------         ----------------             ----------        ----------
                                                (UNAUDITED)
Current liabilities:
   Accounts payable                              $  164,000                $  128,800              $  164,000         $        -
   Accrued expenses                                  74,000                    93,700                  62,000             12,000
   Current maturities of long-
      term debt - Corporate                         150,000                         -                       -            150,000
                                                 ----------                ----------              ----------         ----------

         Total current liabilities                  388,000                   222,500                 226,000            162,000

Income taxes, net,
   primarily deferred                                31,100                   102,200                 (17,500)            48,600
Discontinued Rail car
   leasing liabilities                                    -                 1,113,800                       -                  -
Other liabilities                                    19,700                    20,300                  16,200              3,500
Intercompany payable
   (receivable)                                           -                         -                  57,300            (57,300)
Long-term debt  - subsidiaries                      266,000                   188,300                 266,000                  -
                - Corporate                          17,500                   288,500                       -             17,500
                                                 ----------                ----------              ----------         ----------

         Total liabilities                          722,300                 1,935,600                 548,000            174,300

Stockholders' equity:
   Common stock                                      31,200                    33,000                     300             30,900
   Capital surplus                                  317,000                   383,500                 297,700             19,300
   Retained earnings                                256,400                    22,400                 (23,100)           279,500
   Cumulative translation
      adjustments                                    (6,000)                   (9,900)                 (4,700)            (1,300)
                                                 ----------                ----------              ----------         ----------
                                                    598,600                   429,000                 270,200            328,400
   Unrealized losses on marketable
      equity securities available-
      for sale (net of deferred
      income tax benefit)                              (700)                  (23,700)                      -               (700)
                                                 ----------                ----------              ----------         ----------

         Total stockholders'
           equity                                   597,900                   405,300                 270,200            327,700
                                                 ----------                ----------              ----------         ----------

                                                 $1,320,200                $2,340,900              $  818,200         $  502,000
                                                 ==========                ==========              ==========         ==========

See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE-MONTH PERIODS                   NINE-MONTH PERIODS
                                                                     ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                                ----------------------------         ----------------------------
                                                                  1994               1993              1994                1993
                                                                --------           --------          --------            --------
Revenues                                                      $   456,300        $   342,400        $ 1,242,000       $   968,900

Cost of operations                                               (434,900)          (328,000)        (1,187,200)         (929,400)
Amortization of goodwill                                           (1,500)            (1,500)            (4,500)           (4,300)
                                                              -----------        -----------        -----------       -----------

Operating income                                                   19,900             12,900             50,300            35,200

Interest expense and other, net                                    (4,700)           (10,500)           (18,700)          (42,200)
Non-recurring items, net                                                -             64,000             48,200            64,000
Equity earnings in ANTEC                                            1,800              2,500              7,200             6,700
Marketable equity securities losses,
  principally writedowns                                                -                  -            (39,600)                -
                                                              -----------        -----------        -----------       -----------

Income from continuing
  operations before income taxes                                   17,000             68,900             47,400            63,700

Income tax expense                                                 (6,300)           (26,400)           (17,200)          (24,700)
                                                              -----------        -----------        -----------       -----------

Income from continuing operations                                  10,700             42,500             30,200            39,000

Income (loss) from discontinued
  operations (net of related taxes)                               205,000             (2,000)           203,700            (6,700)
                                                              -----------        -----------        -----------       -----------

Income before extraordinary items                                 215,700             40,500            233,900            32,300
Extraordinary items                                                     -            (10,900)                 -           (10,900)
                                                              -----------        -----------        -----------       -----------

Net income                                                        215,700             29,600            233,900            21,400
Preferred stock dividends
  and amortization                                                      -                  -                  -            (3,000)
                                                              -----------        -----------        -----------       -----------

Income applicable to common stock                             $   215,700        $    29,600        $   233,900       $    18,400
                                                              ===========        ===========        ===========       ===========

Income per common and common
  equivalent share:
    Continuing operations                                     $       .34        $      1.40        $       .93       $      1.23
    Before extraordinary items                                $      6.87        $      1.33        $      7.20       $      1.00
    Net income                                                $      6.87        $       .97        $      7.20       $       .63
                                                              ===========        ===========        ===========       ===========

Weighted average common and
  common equivalent shares                                         31,441             30,407             32,556            29,175
                                                              ===========        ===========        ===========       ===========

See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                  SUPPLEMENTAL CONDENSED STATEMENTS OF INCOME
                    THREE-MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          ANIXTER                           ALL OTHER
                                                                  -----------------------            -----------------------
                                                                  1994               1993              1994                1993
                                                                  ----               ----              ----                ----
Revenues                                                        $ 456,300          $ 342,400         $        -          $      -

Cost of operations                                               (433,800)          (326,300)            (1,100)           (1,700)
Amortization of goodwill                                           (1,500)            (1,500)                 -                 -
                                                                ---------          ---------         ----------          --------

Operating income (loss)                                            21,000             14,600             (1,100)           (1,700)

Interest expense and other, net                                    (4,600)            (5,200)              (100)           (5,300)
Non-recurring items, net                                                -                  -                  -            64,000
Equity earnings in ANTEC                                                -                  -              1,800             2,500
                                                                ---------          ---------         ----------          --------

Income from continuing
  operations before income taxes                                   16,400              9,400                600            59,500

Income tax (expense) benefit                                       (7,300)            (5,200)             1,000           (21,200)
                                                                ---------          ---------         ----------          --------

Income from continuing operations                                   9,100              4,200              1,600            38,300

Income (loss) from discontinued operations
  (net of related taxes)                                                -                  -            205,000            (2,000)
                                                                ---------          ---------         ----------          --------

Income before extraordinary items                                   9,100              4,200            206,600            36,300
Extraordinary items                                                     -                  -                  -           (10,900)
                                                                ---------          ---------         ----------          --------

Net income                                                      $   9,100          $   4,200         $  206,600          $ 25,400
                                                                =========          =========         ==========          ========




See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                     NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          ANIXTER                           ALL OTHER
                                                                  -----------------------            -----------------------
                                                                  1994               1993              1994                1993
                                                                  ----               ----              ----                ----
Revenues                                                       $1,242,000       $    968,900     $            -      $          -

Cost of operations                                             (1,184,000)          (924,200)            (3,200)           (5,200)
Amortization of goodwill                                           (4,500)            (4,300)                 -                 -
                                                              -----------        -----------     --------------      ------------

Operating income (loss)                                            53,500             40,400             (3,200)           (5,200)

Interest expense and other, net                                   (12,700)           (16,100)            (6,000)          (26,100)
Non-recurring items                                                     -                  -             48,200            64,000
Equity earnings in ANTEC                                                -                  -              7,200             6,700
Marketable equity securities losses,
  principally writedowns                                                -                  -            (39,600)                -
                                                           --------------     --------------        -----------     -------------

Income from continuing
  operations before income taxes                                   40,800             24,300              6,600            39,400

Income tax (expense) benefit                                      (18,200)           (13,200)             1,000           (11,500)
                                                               ----------         ----------        -----------       -----------

Income from continuing
  operations                                                       22,600             11,100              7,600            27,900

Income (loss) from discontinued operations
  (net of related taxes)                                                -                  -            203,700            (6,700)
                                                            -------------      -------------         ----------       -----------

Income before extraordinary items                                  22,600             11,100            211,300            21,200
Extraordinary items                                                     -                  -                  -           (10,900)
                                                            -------------      -------------      -------------       ------------

Net income (loss)                                            $     22,600       $     11,100        $   211,300      $    (10,300)
                                                            =============      =============      =============      ============



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

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                      NINE-MONTH PERIODS
                                                                                                      ENDED SEPTEMBER 30,
                                                                                                 ----------------------------
                                                                                                1994                      1993
                                                                                               ------                    ------
Operating activities:

   Income from continuing operations                                                      $    30,200                 $    39,000
   Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
          Depreciation                                                                          7,000                       6,100
          Amortization of goodwill                                                              4,500                       4,300
          Deferred income tax expense                                                          16,400                      27,400
          Non-recurring items                                                                 (48,200)                    (64,000)
          Marketable equity securities losses, principally writedowns                          39,600                           -
          Other, net                                                                              900                       6,000
          Changes in assets and liabilities, net of effects of
              acquisitions and asset purchases                                                (84,000)                    (66,100)
                                                                                          -----------                 -----------
       Net cash used by continuing operating activities                                       (33,600)                    (47,300)
   Discontinued operations, net                                                                48,500                     114,200
                                                                                          -----------                 -----------
       Net cash provided by operating activities                                               14,900                      66,900

Investing activities:
   Sales of marketable equity securities                                                       47,800                           -
   Purchases of property, net                                                                 (12,000)                     (5,500)
   Sale of ANTEC common stock, net                                                             82,800                      90,000
   Receipts from and (advances to) Q-TEL                                                       12,500                      (2,600)
   Other, net                                                                                       -                       3,400
                                                                                          -----------                 -----------
       Net investing activities                                                               131,100                      85,300
                                                                                          -----------                 -----------
       Net cash provided before financing activities                                          146,000                     152,200

Financing activities:
   Borrowings                                                                                 787,800                     542,000
   Reductions in borrowings                                                                  (845,500)                   (701,600)
   Proceeds from issuance of common stock                                                       7,700                      20,700
   Purchases of treasury stock                                                                (77,600)                       (300)
   Other, net                                                                                  (3,700)                     (8,100)
                                                                                          -----------                 -----------
       Net financing activities                                                              (131,300)                   (147,300)
                                                                                          -----------                 -----------
Cash provided                                                                                  14,700                       4,900
Cash and equivalents at beginning of period                                                    29,900                      21,000
                                                                                          -----------                 -----------
Cash and equivalents at end of period                                                     $    44,600                 $    25,900
                                                                                          ===========                 ===========





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

Reclassification: The 1993 consolidated financial statements and related notes have been reclassified to reflect ANTEC Corporation ("ANTEC") as an equity investment (see Note 5). The restatement of ANTEC is intended to improve the comparability of the Company's consolidated financial statements due to the materiality of such decrease in the Company's ownership of ANTEC and had no effect on income from continuing operations or net income. In addition, due to the sale of the Company's remaining interests in its railcars (see Note
3), the Company's investment in its Rail car leasing business has been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

NOTE 2.      SUPPLEMENTAL CASH FLOW INFORMATION

Continuing operations paid interest, including interest allocated to discontinued operations, of approximately $41.7 million and $83.1 million for the first nine months of 1994 and 1993, respectively. Continuing operations paid approximately $2.8 million and $3.0 million principally for foreign and certain state taxes for the first nine months of 1994 and 1993, respectively.

In a non-cash transaction during the nine months ended September 30, 1994, the Company received $169.5 million in notes receivable as part of the consideration for the sale of its fleet of railcars (see Note 3).

NOTE 3.      DISCONTINUED AND ASSETS HELD FOR SALE
In 1994, Itel continued to make significant strides in a strategy initiated more than three years ago. That strategy is to focus Itel on realizing the substantial growth opportunities of its principal operating unit, Anixter Inc. ("Anixter"). Most of Itel's other assets are being monetized in a manner aimed at maximizing value for Itel's shareholders. In line with this strategy, on July 25, 1994, Itel sold 99.5% of its remaining interests in its railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable were not due until the end of 1998; however, the buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the railcars was sold in October for cash of approximately $1 million. The net gain on the sale of the Company's entire interest in railcars was approximately $205 million. The total cash proceeds of approximately $205 million will be used to: (1) repay the $150 million Corporate senior bank term ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which remained after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $80 million in 1993 and $32 million through September 30, 1994. The $143 million net portfolio at September 30, 1994 represents approximately 10% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Proceeds were used to repay indebtedness. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years.

NOTE 4.      MARKETABLE EQUITY SECURITIES LOSSES

In the second quarter of 1994, the Company wrote down the value of its investment in marketable equity securities by $34.4 million. Also in the first quarter of 1994, the Company recorded a $5.2 million pre-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus").

NOTE 5.      NON-RECURRING ITEMS

The non-recurring item in 1994 reflects a $48.2 million pre-tax gain on the ANTEC Offering relating to the May 1994 public offering of shares of common stock of ANTEC (the "ANTEC Offering"). Itel provided income taxes relating to the recognized pre-tax book gain. Itel sold 4.0 million shares of ANTEC common stock at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

Non-recurring items in 1993 reflect an $84.5 million pre-tax gain on the 1993 initial public offering of shares of common stock of ANTEC ("ANTEC Initial Offering"). Itel provided income taxes relating to the recognized pre-tax book gain. Itel and ANTEC sold approximately 4.0 million and 5.4 million shares of ANTEC common stock, respectively, at $18 per share. Net proceeds from the ANTEC Initial Offering to Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, were approximately $97 million.

The non-recurring pre-tax gain on the ANTEC Initial Offering was offset by a $20.5 million non-recurring pre-tax loss in 1993 principally relating to the write-down of miscellaneous investments and certain non-operating assets to net realizable value. Approximately $19.1 million of this non-recurring pre-tax loss related to the liquidation of the Company's equity investment in Q-TEL. The remaining written-down equity investment and loans due from Q-TEL were liquidated during the later half of 1993 and 1994 without further gain or loss.

NOTE 6.      SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company has a 33% investment in ANTEC and accounts for ANTEC under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                                                1994                      1993
                                                                                          ----------------          ----------------
                                                                                             (UNAUDITED)
                                                                                                       (IN MILLIONS)
Assets:
   Current assets                                                                            $  201.5                   $  138.8
   Property, net                                                                                 12.5                        5.6
   Goodwill                                                                                     101.8                       92.3
   Other assets                                                                                  12.2                        7.0
                                                                                             --------                   --------
                                                                                             $  328.0                   $  243.7
                                                                                             ========                   ========
Liabilities and Shareholders' Equity:
   Current liabilities                                                                       $   82.9                   $   68.3
   Long-term debt                                                                                71.7                       18.0
   Shareholders' equity                                                                         173.4                      157.4
                                                                                             --------                   --------
                                                                                             $  328.0                   $  243.7
                                                                                             ========                   ========



                               ANTEC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                      THREE-MONTH PERIODS                              NINE-MONTH PERIODS
                                                      ENDED SEPTEMBER 30,                              ENDED SEPTEMBER 30,
                                                      -------------------                              -------------------
                                                    1994                1993                        1994                1993
                                                    ----                ----                        ----                ----
Revenues                                          $  138.1            $  112.4                    $  414.9             $  317.0
                                                  ========            ========                    ========             ========

Operating income                                  $    9.6            $    5.9                    $   30.2             $   16.0
                                                  ========            ========                    ========             ========

Income before income
  tax expense                                     $    8.3            $    4.9                    $   27.5             $   13.0
                                                  ========            ========                    ========             ========

Net income                                        $    4.6            $    2.5                    $   15.2             $    6.7
                                                  ========            ========                    ========             ========

Company's share of
  net income                                      $    1.8            $    2.5                    $    7.2             $    6.7
                                                  ========            ========                    ========             ========

NOTE 7.      PRO-FORMA FINANCIAL RESULTS

The following unaudited pro forma condensed consolidated financial information of the Company reflects the condensed consolidated results of continuing operations as if the sales of the Rail car leasing business and 20% of Itel's investment in ANTEC had occurred on December 31, 1992. The unaudited pro-forma condensed consolidated financial information is not necessarily indicative of the consolidated results of continuing operations as they might have been had the sales been consummated on the assumed dates.

         PRO-FORMA CONDENSED CONSOLIDATED SUMMARY OF INCOME (UNAUDITED)

                                                             NINE MONTHS                            YEAR ENDED
                                                          ENDED SEPTEMBER 30,                      DECEMBER 31,
                                                                 1994                                  1993
                                                       ----------------------------         ----------------------------
                                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue                                                           $ 1,242.0                         $ 1,328.6
Cost of operations, including
   amortization of goodwill                                        (1,191.7)                         (1,282.8)
                                                                   ---------                         ---------

Operating income                                                       50.3                              45.8

Interest expense and other, net                                        (6.7)                            (41.1)
Non-recurring items, net                                                  -                              64.0
Equity earnings in ANTEC                                                5.1                               6.4
Marketable equity securities losses, principally writedowns           (39.6)                            (25.0)
                                                                   ---------                         ---------

Income from continuing operations
   before income taxes                                                  9.1                              50.1
Income tax expense                                                     (3.1)                            (20.3)
                                                                   ---------                         ---------

Income from continuing operations                                 $     6.0                         $    29.8
                                                                   ========                          ========

Preferred stock dividends                                         $       -                         $    (3.0)
                                                                   ========                          ========

Income from continuing operations per
   common and common equivalent share                             $     .18                         $     .89
                                                                   ========                          ========

Weighted average common and common
   equivalent shares                                                   32.5                              30.1
                                                                   ========                          ========

Pro-forma adjustments in the nine months ended September 30, 1994 reflect: (1) the interest savings arising from the assumed $260 million payment of debt at the average historical rate of 6.13% from the proceeds of the sales, (2) the reversal of the $48.2 million pre-tax gain on the sale of ANTEC, (3) the reduction of equity earnings in ANTEC from $7.2 million to $5.1 million and (4) the related net reduction of income tax expense.

Pro-forma adjustments for the year ended December 31, 1993 reflects: (1) the reclassification of the results of operations of Itel's Railcar leasing business from continuing operations to discontinued operations, (2) the reclassification of the results of operations of ANTEC from the consolidated method to the equity method of accounting, (3) the interest savings arising from the assumed $260 million payment of debt at the average historical rate of 4.93% from the proceeds of the sales and the related increase in income tax expense and (4) the reduction of equity earnings in ANTEC from $8.4 million to $6.4 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

SALE OF RAIL CAR LEASING BUSINESS: In 1994, Itel continued to make significant strides initiated more than three years ago. That strategy is to focus Itel on realizing the substantial growth opportunities of its principal operating unit, Anixter. Most of Itel's other assets are being monetized in a manner aimed at maximizing value for Itel's shareholders. In line with this strategy, on July 25, 1994, Itel sold 99.5% of its remaining interests in its railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable were not due until the end of 1998; however, the buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the railcars was sold in October for cash of approximately $1 million. The net gain on the sale of the Company's entire interest in railcars was approximately $205 million. The total cash proceeds of approximately $205 million will be used to: (1) repay the $150 million Term Loan; (2) pay the related income tax liability of approximately $25 million caused by the sale which remained after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

ANTEC OFFERING:   In May 1994, Itel completed a public offering of shares of common stock of ANTEC. Itel sold 4.0 million shares at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

LIQUIDATION OF SIGNAL CAPITAL: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $80 million in 1993 and $32 million through September 30, 1994. The $143 million net portfolio at September 30, 1994 represents approximately 10% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years.

CASH FLOW: Consolidated net cash used by continuing operating activities was ($33.6) million for the first nine months of 1994 compared to ($47.3) million for the same period in 1993. Cash used by continuing operating activities decreased due primarily to significantly improved earnings, after elimination of non-recurring items and losses on marketable equity securities, offset somewhat by increased working capital investment resulting from a 28% increased sales volume at Anixter. Consolidated cash provided for net investing activities was $131.1 million for the first nine months of 1994 versus $85.3 million for the same period in 1993. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the ANTEC Offering and approximately $47.8 million from the sale of the Company's investment in Catellus. The 1993 period includes approximately $97.0 million of proceeds from the ANTEC Initial Offering. Consolidated cash used for net financing activities was ($131.3) million for the first nine months of 1994 in comparison to ($147.3) million for the first nine months of 1993. The consolidated net financing activities in 1994 and 1993 reflect significant repayment of subordinated and senior debt using proceeds from the ANTEC public offerings and the 1994 sale of the Company's investment in Catellus. The consolidated net financing activities in 1994 also include $77.6 million of treasury stock purchases. Cash from discontinued operations, net was $48.5 million for the first nine months of 1994 versus $114.2 million for the same period in 1993. Cash from discontinued operations in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale and, in 1994, the receipt of $35 million on the sale of the Company's remaining interest in its railcar leasing business.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. On this basis, cash flow of Anixter was $64.9 million and $50.6 million for the nine months ended September 30, 1994 and 1993, respectively.

FINANCINGS: In March 1994, the Company increased Anixter's secured revolving line of credit to $345 million, lowered the interest rate spreads and extended the expiration to 1997. The revolving line of credit is non-recourse to Itel and may be extended for two additional one-year periods at the option of the lenders.

At September 30, 1994, $150 million was available under the bank revolving lines of credit at Anixter, of which $61 million was available to Itel for general corporate purposes.

On November 10, 1994, Itel obtained a $115 million senior bank term loan ("Corporate Loan") from a group of banks. The Corporate Loan is secured by the Company's investments in the capital stock of Anixter and ANTEC. The Corporate Loan matures annually as follows: 1995 - none; 1996 - $29 million; and 1997 - $86 million.

DEBT MATURITIES AND REPAYMENTS:   In the first nine months of 1994, the Company
retired $100 million of the Term Loan. This loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable equity securities. In October 1994, the Company repaid the remaining $150 million Term Loan with proceeds from the sale of Itel's Railcar leasing business.

In the first nine months of both 1994 and 1993, the Company retired approximately $221 million of the face value of subordinated debt at Itel.

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

The July sale of Itel's fleet of railcars will generate a taxable gain for Federal income tax purposes of approximately $500 million, which currently is expected to fully exhaust the aforementioned carryovers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $12.3 million and $7.3 million for the first nine months of 1994 and 1993, respectively.

RESULTS OF OPERATIONS

In July 1994, Itel sold substantially all its remaining interests in its fleet of rail cars. Results of operations reflect the Rail car leasing business as discontinued operations.

In May 1994, Itel sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to approximately 33%. Itel now reports ANTEC in its consolidated financial statements, for all periods presented, as an equity investment.

QUARTER ENDED SEPTEMBER 30, 1994: Income from continuing operations for the third quarter of 1994 was $10.7 million compared with $42.5 million in the third quarter of 1993. Results in 1993 include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a ($20.5) million non-recurring pre-tax loss principally relating to the write-down of the Company's equity investment in Q-TEL. Net income was $215.7 million and $29.6 million in the third quarter of 1994 and 1993, respectively. Income from discontinued operations in 1994 reflects a $205.0 million after-tax gain from the sale of the Company's Rail car leasing business. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($10.9) million in 1993.

Anixter's revenues during the third quarter of 1994 increased 33% to $456.3 million from $342.4 million in 1993 resulting from the continued growth of the U.S. business and continued penetration in the expansion countries. Revenues by Anixter's major markets are presented in the following table.

                                                                                                QUARTERS ENDED SEPTEMBER 30,
                                                                                              ---------------------------------
                                                                                                1994                       1993
                                                                                          ----------------           ---------------
                                                                                                        (IN MILLIONS)
North America                                                                                 $ 364.8                    $ 278.4
Europe                                                                                           76.0                       57.8
Asia and Latin America                                                                           15.5                        6.2
                                                                                              -------                    -------
                                                                                              $ 456.3                    $ 342.4
                                                                                              =======                    =======


The Company's consolidated operating income increased 54% to $19.9 million for the third quarter of 1994 from $12.9 million for the third quarter of 1993 and consolidated operating income before amortization of goodwill increased 49% to $21.4 million for the third quarter of 1994 from $14.4 million for the third quarter of 1993. Anixter operating income before amortization of goodwill increased 40% to $22.5 million in 1994 from $16.1 million due primarily to significantly improved sales volume in North America. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                                                 QUARTERS ENDED SEPTEMBER 30,
                                                                                              ----------------------------------
                                                                                                1994                       1993
                                                                                          ----------------           ---------------
                                                                                                        (IN MILLIONS)
North America                                                                                 $  21.0                    $  17.9
Europe                                                                                            1.6                          -
Asia and Latin America                                                                            (.1)                      (1.8)
                                                                                              --------                    -------
                                                                                              $  22.5                    $  16.1
                                                                                              ========                    =======


Consolidated net interest expense and other for the third quarter of 1994 declined to $4.7 million from $10.5 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

NINE MONTHS ENDED SEPTEMBER 30, 1994: Income from continuing operations for the first nine months of 1994 was $30.2 million compared to $39.0 million in the first nine months of 1993. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a ($34.4) million pre-tax charge associated with the write-down of the Company's investment in marketable equity securities. Results in 1994 also include a pre-tax loss of ($5.2) million relating to the sale of the Company's investment in Catellus. Results in 1993 include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a ($20.5) million non-recurring pre-tax loss principally relating to the write-down of the Company's equity investment in Q-TEL. Net income was $233.9 million and

$21.4 million in the first nine months of 1994 and 1993, respectively. Income from discontinued operations in 1994 reflects a $205.0 million after-tax gain from the sale of the Company's Rail car leasing business. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($10.9) million in 1993.

Anixter's revenues during the first nine months of 1994 increased 28% to approximately $1.2 billion from $1.0 billion in 1993 resulting from the continued growth of the U.S. business and continued penetration in the expansion countries. Revenues by Anixter's major markets are presented in the following table.

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                1994                       1993
                                                                                          ----------------           --------------
                                                                                                        (IN MILLIONS)
North America                                                                               $   979.6                   $  780.3
Europe                                                                                          224.7                      172.2
Asia and Latin America                                                                           37.7                       16.4
                                                                                            ---------                   --------
                                                                                            $ 1,242.0                   $  968.9
                                                                                            =========                   ========


The Company's consolidated operating income increased 43% to $50.3 million for the first nine months of 1994 from $35.2 million for the first nine months of 1993 and consolidated operating income before amortization of goodwill increased 39% to $54.8 million for the first nine months of 1994 from $39.5 million for the first nine months of 1993. Anixter operating income before amortization of goodwill increased 30% to $58.0 million from $44.7 million due primarily to significantly improved sales volume in North America. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                1994                       1993
                                                                                          ----------------           ---------------
                                                                                                        (IN MILLIONS)
North America                                                                                  $ 55.2                     $ 47.7
Europe                                                                                            4.3                        1.3
Asia and Latin America                                                                           (1.5)                      (4.3)
                                                                                               ------                     ------
                                                                                               $ 58.0                     $ 44.7
                                                                                               ======                     ======


Consolidated net interest expense and other for the first nine months of 1994 declined substantially to $18.7 million from $42.2 million for the first nine months of 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt. The impact of interest rate swaps and caps on interest expense, net for the nine months ended September 30, 1994 and 1993 was to increase interest expense by approximately $5.9 million and $8.4 million, respectively.

                          PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  Exhibit 27, Financial Data Schedule




           (b)    Reports on Form 8-K


                  On November 7, 1994, Itel filed a Report on Form 8-K relating to Item 2, Disposition of Assets, to describe Itel's agreement to sell 99.5% of Itel's remaining interests in Itel's fleet of railcars to SCAP Associates, L.L.C. for $35 million in cash and $169.5 million in notes receivable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION


Date: November 14, 1994               By:       /s/  Rod F. Dammeyer
                                          -----------------------------------
                                                    Rod F. Dammeyer
                                          President and Chief Executive Officer

Date: November 14, 1994               By:        /s/ John P. McNicholas, Jr.
                                          ------------------------------------
                                                 John P. McNicholas, Jr.
                                            Vice President - Controller and
                                                Chief Accounting Officer