Form 10-Q/A
period 1994-06-30
ITEL CORP
filed 1995-03-09
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                ITEL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as set forth in the pages attached hereto:

   PART I.

   Item 1.  Condensed Consolidated Financial Statements.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

              ITEL CORPORATION



              /s/ JAMES E. KNOX
              James E. Knox,
              Senior Vice President
              General Counsel and Secretary



March 9, 1995

                         PART I.  FINANCIAL INFORMATION
                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                 JUNE 30, 1994 (UNAUDITED)
                                                         CONSOLIDATED                             SUPPLEMENTAL INFORMATION
                                             ------------------------------------             ------------------------------
                                                JUNE 30,          DECEMBER 31,                                      ALL
                                                  1994                1993                       ANIXTER           OTHER
                                             --------------     ----------------                 -------           -----
                                               (UNAUDITED)    (RESTATED-SEE NOTE 1)

Current assets:
   Cash and equivalents                      $     61,200         $    31,000                    $ 12,500         $ 48,700
   Accounts receivable (net of
      allowances for doubtful
      accounts of $4,800 and
      $6,200, respectively                        292,500             284,000                     291,900              600
   Inventories, primarily
      finished goods                              258,000             322,200                     258,000                -
   Other assets                                     6,100               7,000                       5,000            1,100
                                               ----------          ----------                   ---------        ---------

      Total current assets                        617,800             644,200                     567,400           50,400





Property, at cost                                  60,900              68,500                      58,700            2,200
Accumulated depreciation                          (30,600)            (36,100)                    (28,400)          (2,200)
                                               ----------          ----------                   ---------        ---------

   Net property                                    30,300              32,400                      30,300                -

Goodwill (net of accumulated
   amortization of $42,500 and
   $58,400, respectively)                         190,900             286,200                     190,900                -
Discontinued and assets held
   for sale, net                                  267,500             270,900                           -          267,500
Marketable equity securities
   available-for-sale (cost of
   $75,600 and $163,000,
   respectively)                                   75,600             126,400                           -           75,600
Investment in ANTEC                                56,100                   -                           -           56,100
Other assets                                       11,100              20,500                       3,400            7,700
                                               ----------          ----------                   ---------        ---------

                                               $1,249,300          $1,380,600                   $ 792,000        $ 457,300
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

                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                 JUNE 30, 1994 (UNAUDITED)
                                                         CONSOLIDATED                             SUPPLEMENTAL INFORMATION
                                             ------------------------------------             -------------------------------
                                                JUNE 30,          DECEMBER 31,                                       ALL
                                                  1994                1993                       ANIXTER            OTHER
                                             --------------     ----------------                 -------            -----
                                               (UNAUDITED)    (RESTATED-SEE NOTE 1)
Current liabilities:
  Accounts payable                             $  187,200         $  173,200                   $  160,600        $   26,600
  Accrued expenses                                 68,000            114,100                       54,400            13,600
                                               ----------         ----------                   ----------        ----------

          Total current liabilities               255,200            287,300                      215,000            40,200

Income taxes, net, primarily deferred             127,000             99,600                      (17,400)          144,400
Other liabilities                                  12,300             12,300                       10,700             1,600

Intercompany payable
   (receivable)                                         -                  -                       51,100           (51,100)
Long-term debt - subsidiaries                     262,900            206,300                      262,900                 -
               - Corporate                        167,500            288,500                            -           167,500
                                               ----------         ----------                   ----------        ----------

          Total liabilities                       824,900            894,000                      522,300           302,600

Minority interest                                   7,700             81,300                        5,300             2,400

Stockholders' equity:
   Common stock                                    32,200             33,000                          300            31,900
   Capital surplus                                351,200            383,500                      331,400            19,800
   Retained earnings                               40,600             22,400                      (61,400)          102,000
   Cumulative translation
     adjustments                                   (7,300)            (9,900)                      (5,900)           (1,400)
                                               ----------         ----------                   ----------        ----------
                                                  416,700            429,000                      264,400           152,300
   Unrealized losses on marketable
     equity securities available-for sale
     (net of deferred income tax benefit)               -            (23,700)                           -                 -
                                               ----------         ----------                   ----------        ----------

          Total stockholders' equity              416,700            405,300                      264,400           152,300

                                               $1,249,300         $1,380,600                   $  792,000        $  457,300
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

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE-MONTH PERIODS                   SIX-MONTH PERIODS
                                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                                                 -----------------------               -----------------------
                                                                 1994               1993               1994              1993
                                                               --------           --------           --------          --------
                                                                            (RESTATED-SEE NOTE 1)              (RESTATED-SEE NOTE 1)

Revenues                                                       $ 422,900         $ 438,000         $ 785,700          $  831,100

Cost of operations                                              (404,700)         (418,400)         (752,300)           (794,500)
Amortization of goodwill                                          (1,500)           (2,100)           (3,000)             (4,200)
                                                               ---------         ---------         ---------          ----------
Operating income                                                  16,700            17,500            30,400              32,400

Interest expense and other, net                                   (6,300)          (17,900)          (14,000)            (33,700)
Non-recurring item - ANTEC offering                               48,200                 -            48,200                   -
Equity earnings in ANTEC                                           2,600                 -             5,400                   -
Marketable equity securities losses                              (34,400)                -           (39,600)                  -
                                                               ---------         ---------         ---------          ----------
Income (loss) from continuing
  operations before income taxes                                  26,800              (400)           30,400              (1,300)

Income tax (expense) benefit                                     (10,000)           (1,300)          (10,900)             (2,200)
                                                               ---------         ---------         ---------          ----------
Income (loss) from continuing
  operations                                                      16,800            (1,700)           19,500              (3,500)

Loss from discontinued
  operations (net of related taxes)                                 (400)           (1,400)           (1,300)             (4,700)
                                                               ---------         ---------         ---------          ----------
Net income (loss)                                                 16,400            (3,100)           18,200              (8,200)
Preferred stock dividends
  and amortization                                                     -            (1,500)                -              (3,000)
                                                               ---------         ---------         ---------          ----------
Income (loss) applicable to common stock                       $  16,400         $  (4,600)        $  18,200           $ (11,200)
                                                               =========         =========         =========           =========
Income (loss) per common and common
  equivalent share:
    Continuing operations                                      $     .51         $    (.11)        $     .59           $    (.23)
    Net income (loss)                                          $     .50         $    (.16)        $     .55           $    (.39)
                                                               =========         =========         =========           =========
Weighted average common and
  common equivalent shares                                        33,030            28,667            33,123              28,548
                                                               =========         =========         =========           =========




      See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                  SUPPLEMENTAL CONDENSED STATEMENTS OF INCOME
                       THREE-MONTH PERIODS ENDED JUNE 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                           ANIXTER                          ANTEC                           ALL OTHER
                                   -----------------------         ----------------------            -----------------------
                                    1994             1993            1994            1993              1994                1993
                                    ----             ----            ----            ----              ----                ----
                                                                                                              (Restated-See Note 1)
Revenues                          $ 422,900       $ 328,200           N/A          $ 109,800         $        -       $         -

Cost of operations                 (403,700)       (313,000)                        (103,700)            (1,000)           (1,700)
Amortization of
  goodwill                           (1,500)         (1,400)                            (700)                 -                 -
                                  ---------       ---------                        ---------         ----------       -----------
Operating income (loss)              17,700          13,800                            5,400             (1,000)           (1,700)

Interest expense
  and other, net                     (4,200)         (6,000)                          (1,100)            (2,100)          (10,800)
Non-recurring items, net                  -               -                                -             48,200                 -
Equity earnings in ANTEC                  -               -                                -              2,600                 -
Marketable equity
  securities loss                         -               -                                -            (34,400)                -
                                  ---------       ---------                        ---------         ----------       -----------
Income (loss) from
  continuing operations
  before income taxes                13,500           7,800                            4,300             13,300           (12,500)

Income tax (expense)
  benefit                            (6,200)         (4,300)                          (2,000)            (3,800)            5,000
                                  ---------       ---------                        ---------         ----------       -----------
Income (loss) from
  continuing operations               7,300           3,500                            2,300              9,500            (7,500)

Loss from discontinued
  operations (net of
  related taxes)                          -               -                                -               (400)           (1,400)
                                  ---------       ---------                        ---------         ----------       -----------
Net income (loss)                 $   7,300       $   3,500                        $   2,300         $    9,100       $    (8,900)
                                  =========       =========                        =========         ==========       ===========


See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter, ANTEC and All Other. Transactions between Anixter, ANTEC and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                        SIX-MONTH PERIODS ENDED JUNE 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                      ANIXTER                     ANTEC                             ALL OTHER
                                            --------------------------      ---------------------           ------------------------
                                                1994             1993         1994           1993           1994           1993
                                                ----             ----        -----           ----           ----           ----
                                                                                                               (Restated-See Note 1)
Revenues                                      $ 785,700       $ 626,500       N/A          $ 204,600     $      -     $        -

Cost of operations                             (750,200)       (597,900)                    (193,100)      (2,100)        (3,500)
Amortization of goodwill                         (3,000)         (2,800)                      (1,400)           -              -
                                              ---------       ---------                    ---------     --------     ----------
Operating income (loss)                          32,500          25,800                       10,100       (2,100)        (3,500)

Interest expense and other, net,                 (8,100)        (10,900)                      (2,000)      (5,900)       (20,800)
Non-recurring item, net                               -               -                            -       48,200              -
Equity earnings in ANTEC                              -               -                            -        5,400              -
Marketable equity securities losses                   -               -                            -      (39,600)             -
                                              ---------       ---------                    ---------     --------     ----------
Income (loss) from continuing
  operations before income taxes                 24,400          14,900                        8,100        6,000        (24,300)

Income tax (expense) benefit                    (10,900)         (8,000)                      (3,900)           -          9,700
                                              ---------       ---------                    ---------     --------     ----------
Income (loss) from continuing
  operations                                     13,500           6,900                        4,200        6,000        (14,600)
                                              ---------       ---------                    ---------     --------     ----------
Loss from discontinued opera-
  tions (net of related taxes)                        -               -                           -        (1,300)        (4,700)

Net income (loss)                             $  13,500       $   6,900                    $   4,200     $  4,700     $  (19,300)
                                              =========       =========                    =========     ========     ==========





See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter, ANTEC and All Other. Transactions between Anixter, ANTEC and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX-MONTH PERIODS
                                                                                          ENDED JUNE 30,
                                                                                     -----------------------
                                                                                    1994                 1993
                                                                                   ------               ------
                                                                                                (RESTATED-SEE NOTE 1)
Operating activities:
   Income (loss) from continuing operations                                       $ 19,500             $  (3,500)
   Adjustments to reconcile income (loss) from continuing operations to net cash used by continuing operating activities:
         Depreciation                                                                4,400                 5,000
         Amortization of goodwill                                                    3,000                 4,200
         Deferred income tax expense                                                10,700                     -
         Non-recurring item                                                        (48,200)                    -
         Marketable equity securities losses                                        39,600                     -
         Equity earnings in ANTEC                                                   (5,400)
         Other, net                                                                  5,900                10,500
         Changes in assets and liabilities, net of effects of
            acquisitions and asset purchases                                       (61,500)              (51,700)
                                                                                 ---------             ---------
      Net cash used by continuing operating activities                             (32,000)              (35,500)
   Discontinued operations, net                                                      2,100                56,700
                                                                                 ---------             ---------
      Net cash provided (used) by operating activities                             (29,900)               21,200

Investing activities:
   Sales of marketable equity securities                                            47,800                     -
   Purchases of property, net                                                       (7,700)               (5,000)
   Sale of (investment in) ANTEC                                                    82,800                     -
   Receipts from and (advances to) Q-TEL                                             7,600               (19,000)
   Other, net                                                                            -                (9,900)
                                                                                 ---------             ---------
         Net investing activities                                                  130,500               (33,900)
                                                                                 ---------             ---------
         Net cash provided before financing activities                             100,600               (12,700)

Financing activities:
   Borrowings                                                                      725,200               338,600
   Reductions in borrowings                                                       (784,000)             (331,300)
   Proceeds from issuance of common stock                                            5,200                14,200
   Purchases of treasury stock                                                     (13,200)                    -
   Other, net                                                                       (3,600)               (6,500)
                                                                                 ---------             ---------
      Net financing activities                                                     (70,400)               15,000
                                                                                 ---------             ---------
Cash provided                                                                       30,200                 2,300
Cash and equivalents at beginning of period                                         31,000                22,000
                                                                                 ---------             ---------
Cash and equivalents at end of period                                             $ 61,200             $  24,300
                                                                                 =========             =========

Supplemental cash flow information:
   Interest paid (including allocations to
      discontinued operations) during the period                                  $ 33,100             $  48,600
                                                                                 =========             =========
   Income taxes paid during the period                                            $  1,600             $   2,200
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

Reclassifications:  Due to the May 1994 sale of ANTEC common stock (see Note
4), the 1994 consolidated financial statements and related notes reflect ANTEC Corporation and its subsidiaries (collectively "ANTEC") as an equity investment. All prior consolidated financial statements and related notes reflect ANTEC as a consolidated subsidiary of Itel. The 1993 consolidated financial statements and related notes have been reclassified to reflect the Company's investment in its Rail car leasing business as discontinued operations (see Note 2).


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


NOTE 4.  NON-RECURRING ITEM - ANTEC OFFERING

Non-recurring items reflect a $48 million pre-tax gain on the ANTEC Offering relating to the May 1994 public offering of shares of common stock of ANTEC (the "ANTEC Offering"). Itel provided deferred taxes relating to the recognized pre-tax book gain. Itel sold 4.0 million shares of ANTEC common stock at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

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

CASH FLOW: Due to the May 1994 sale of ANTEC common stock, the 1994 consolidated financial statements and related notes reflect ANTEC as an equity investment. All prior consolidated financial statements and related notes reflect ANTEC as a consolidated subsidiary of Itel.

Consolidated net cash used by continuing operating activities was ($32.0) million for the first six months of 1994 compared to ($35.5) million for the same period in 1993. Cash used by continuing operating activities in both periods reflect substantial working capital investment resulting from high sales volume at Anixter Inc. ("Anixter"). Consolidated cash provided (used) for net investing activities was $130.5 million for the first six months of 1994 versus ($33.9) million for the same period in 1993. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the ANTEC Offering and approximately $47.8 million from the sale of the Company's investment in Catellus. The 1993 period reflects a $19.0 million investment in Q-TEL S.A. de C.V. of Mexico ("Q-TEL"). Consolidated cash provided (used) by net financing activities was ($70.4) million for the first six months of 1994 in comparison to $15.0 million for the first six months of 1993. The consolidated net financing activities in the 1994 period reflect significant repayment of subordinated and senior debt using proceeds from the ANTEC Offering and the sale of the Company's investment in Catellus. Cash from discontinued operations, net was $2.1 million for the first six months of 1994 versus $56.7 million for the same period in 1993. Cash from discontinued operations in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. Cash flow by the Company's major business segments is presented in the following table. Consolidated results in 1993 included ANTEC, while 1994 consolidated results present ANTEC as an equity investment. Itel reduced its interest in ANTEC to approximately 33% of ANTEC's outstanding shares in 1994, with a substantial impact on the comparability of consolidated cash flow.

                                                                     SIX-MONTH PERIODS
                                                                       ENDED JUNE 30,
                                                                       --------------
                                                                   1994            1993
                                                                   ----            ----
                                                                       (IN MILLIONS)
                                                                       -------------
Anixter                                                            $39.9         $32.5
All other                                                           (2.1)         (3.5)
                                                                   -----         -----
                                                                    37.8          29.0
ANTEC                                                                N/A          12.6
                                                                   -----         -----
                                                                   $37.8         $41.6
                                                                   =====         =====

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

The July sale of Itel's fleet of railcars will generate a taxable gain for Federal income tax purposes of approximately $500 million, which, when combined with the other items of taxable income and loss projected to occur in 1994, is expected to fully exhaust the aforementioned carryovers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).


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

In May 1994, Itel sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to approximately 33%. Due to the above sale of ANTEC common stock, all 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of Itel.

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

Anixter's revenues during the second quarter of 1994 increased 29% to $422.9 million from $328.2 million in 1993 resulting from the continued growth of the U.S. wiring systems business and continued penetration in the expansion countries. ANTEC revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 30% to $143.1 million in the second of 1994 from $109.8 million in 1993 due to 1994 acquisitions and international growth.

Anixter operating income before amortization of goodwill increased 26% to $19.2 million from $15.2 million due primarily to significantly improved volume and earnings in the U.S. and Canada. ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 84% to $11.2 million from $6.1 million in the second quarter of 1993 due to increased volume.

Consolidated net interest expense and other for the second quarter declined to $6.3 million from $17.9 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

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

Anixter's revenues during the first six months of 1994 increased 25% to $785.7 million from $626.5 million in 1993 resulting from the continued growth of the U.S. wiring systems business and continued penetration in the expansion countries. ANTEC revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 37% to $280.8 million in the first six months of 1994 from $204.6 million in 1993 due to 1994 acquisitions and international growth.

Anixter operating income before amortization of goodwill increased 24% to $35.5 million from $28.6 million due primarily to significantly improved volume and earnings in the U.S. and Canada. ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 91% to $22.0 million from $11.5 million in the first six months of 1993 due to increased volume.

Consolidated net interest expense and other for the first six months declined to $14.0 million from $33.7 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

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

                                ITEL CORPORATION


Date:  August 12, 1994            By:      /s/ Rod F. Dammeyer
                                     ------------------------------------------
                                               Rod F. Dammeyer
                                        President and Chief Executive Officer



Date:  August 12, 1994            By:      /s/ John P. McNicholas, Jr.
                                     ------------------------------------------
                                               John P. McNicholas, Jr.
                                        Vice President - Controller and
                                            Chief Accounting Officer