Form 10-Q/A
period 1994-09-30
ITEL CORP
filed 1995-03-09
CIK 52795

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

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, as set forth in the pages attached hereto:

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
                                 (IN THOUSANDS)

                                                                                         SEPTEMBER 30, 1994 (UNAUDITED)
                                                         CONSOLIDATED                        SUPPLEMENTAL INFORMATION
                                        -----------------------------------------         ------------------------------
                                        SEPTEMBER 30,            DECEMBER 31,                                        ALL
                                             1994                    1993                  ANIXTER                   OTHER
                                        --------------          --------------           ----------               ----------
                                         (UNAUDITED)         (RESTATED-SEE NOTE 1)
Current assets:
   Cash and equivalents                   $     44,600           $     31,000             $     5,000            $     39,600
   Accounts receivable
      (net of allowances for
      doubtful accounts of
      $6,300 and $6,200,
      respectively)                            323,700                284,000                 320,100                   3,600
   Inventories, primarily
      finished goods                           264,000                322,200                 264,000                       -
   Note receivable                             169,500                      -                       -                 169,500
   Other assets                                  5,200                  7,000                   4,400                     800
                                          ------------           ------------             -----------             -----------

      Total current assets                     807,000                644,200                 593,500                 213,500


Property, at cost                               65,600                 68,500                  63,400                   2,200
Accumulated depreciation                       (33,300)               (36,100)                (31,100)                 (2,200)
                                           -----------            -----------              ----------             -----------

   Net property                                 32,300                 32,400                  32,300                       -

Goodwill (net of accumulated
   amortization of $44,000 and
   $58,400, respectively)                      189,400                286,200                 189,400                       -
Discontinued and assets held
   for sale, net                               153,300                270,900                       -                 153,300
Marketable equity securities
   available-for-sale (cost of
   $75,600 and $163,000,
   respectively)                                74,600                126,400                       -                  74,600
Investment in ANTEC                             58,000                      -                       -                  58,000
Other assets                                     5,600                 20,500                   3,000                   2,600
                                           -----------             ----------             -----------             -----------

                                            $1,320,200             $1,380,600             $   818,200             $   502,000
                                            ==========             ==========             ===========             ===========


See accompanying notes to the condensed consolidated financial statements. Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                SEPTEMBER 30, 1994 (UNAUDITED)
                                                           CONSOLIDATED                            SUPPLEMENTAL INFORMATION
                                             ----------------------------------------           ------------------------------
                                               SEPTEMBER 30,            DECEMBER 31,                                   ALL
                                                   1994                     1993               ANIXTER                OTHER
                                             ----------------         ----------------         ----------           ----------
                                                (UNAUDITED)        (RESTATED-SEE NOTE 1)
Current liabilities:
   Accounts payable                              $  164,000                $  173,200        $  164,000             $        -
   Accrued expenses                                  74,000                   114,100            62,000                 12,000
   Current maturities of long-
      term debt - Corporate                         150,000                         -                 -                150,000
                                                  ---------                ----------        ----------             ----------
         Total current liabilities                  388,000                   287,300           226,000                162,000
Income taxes, net,
   primarily deferred                                31,100                    99,600           (17,500)                48,600
Other liabilities                                    11,700                    12,300            10,700                  1,000
Intercompany payable
   (receivable)                                           -                         -            57,300                (57,300)
Long-term debt        - subsidiaries                266,000                   206,300           266,000                      -
                      - Corporate                    17,500                   288,500                 -                 17,500
                                                  ---------                ----------        ----------             ----------
         Total liabilities                          714,300                   894,000           542,500                171,800

Minority interests                                    8,000                    81,300             5,500                  2,500

Stockholders' equity:
   Common stock                                      31,200                    33,000               300                 30,900
   Capital surplus                                  317,000                   383,500           297,700                 19,300
   Retained earnings                                256,400                    22,400           (23,100)               279,500
   Cumulative translation
     adjustments                                     (6,000)                   (9,900)           (4,700)                (1,300)
                                                  ---------                ----------        ----------             ----------
                                                    598,600                   429,000           270,200                328,400
   Unrealized losses on marketable
      equity securities available-
      for sale (net of deferred
      income tax benefit)                              (700)                  (23,700)                -                   (700)
                                                  ---------                ----------        ----------             ----------
         Total stockholders'
           equity                                   597,900                   405,300           270,200                327,700
                                                  ---------                ----------        ----------             ----------
                                                 $1,320,200                $1,380,600        $  818,200             $  502,000
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

                                ITEL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE-MONTH PERIODS                   NINE-MONTH PERIODS
                                                          ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                     ----------------------------         ----------------------------
                                                       1994               1993              1994                1993
                                                     --------           --------          --------            --------
                                                                   (Restated-See Note 1)                (Restated-See Note 1)
Revenues                                            $  456,300         $  454,800        $ 1,242,000       $ 1,285,900

Cost of operations                                    (434,900)          (433,800)        (1,187,200)       (1,228,300)
Amortization of goodwill                                (1,500)            (2,200)            (4,500)           (6,400)
                                                    ----------         ----------         ----------       -----------
Operating income                                        19,900             18,800             50,300            51,200

Interest expense and other, net                         (4,700)           (11,500)           (18,700)          (45,200)
Non-recurring items, net                                     -             71,800             48,200            71,800
Equity earnings in ANTEC                                 1,800                  -              7,200                 -
Marketable equity securities losses,
  principally writedowns                                     -                  -            (39,600)                -
                                                    ----------         ----------         ----------       -----------
Income from continuing
  operations before income taxes                        17,000             79,100             47,400            77,800

Income tax expense                                      (6,300)           (31,800)           (17,200)          (34,000)
                                                    ----------         ----------         ----------       -----------
Income from continuing operations                       10,700             47,300             30,200            43,800

Income (loss) from discontinued
  operations (net of related taxes)                    205,000             (6,800)           203,700           (11,500)
                                                    ----------         ----------         ----------       -----------
Income before extraordinary items                      215,700             40,500            233,900            32,300
Extraordinary items                                          -            (10,900)                 -           (10,900)
                                                    ----------         ----------         ----------       -----------
Net income                                             215,700             29,600            233,900            21,400
Preferred stock dividends
  and amortization                                           -                  -                  -            (3,000)

                                                    ----------         ----------         ----------       -----------
Income applicable to common stock                  $   215,700        $    29,600        $   233,900       $    18,400
                                                   ===========        ===========        ===========       ===========
Income per common and common
  equivalent share:
    Continuing operations                          $       .34        $      1.56        $       .93       $      1.40
    Before extraordinary items                     $      6.87        $      1.33        $      7.20       $      1.00
    Net income                                     $      6.87        $       .97        $      7.20       $       .63
                                                   ===========        ===========        ===========       ===========
Weighted average common and
  common equivalent shares                              31,441             30,407             32,556            29,175
                                                   ===========        ===========        ===========       ===========
Income per common and common
  equivalent share-
  assuming full dilution
    Continuing operations                          $       .34        $      1.40        $       .93       $      1.40
    Before extraordinary items                     $      6.87        $      1.20        $      7.20       $      1.00
    Net Income                                     $      6.87        $       .88        $      7.20       $       .63
                                                   ===========        ===========        ===========       ===========
Weighted average common and
  common equivalent shares                              31,441             33,691             32,556            29,175
                                                   ===========        ===========        ===========       ===========


   See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                  SUPPLEMENTAL CONDENSED STATEMENTS OF INCOME
                    THREE-MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                       ANIXTER                             ANTEC                            ALL OTHER
                               -----------------------           --------------------------          -----------------------
                                   1994         1993              1994               1993              1994                1993
                                   ----         ----              ----               ----              ----                ----
                                                                                                              (Restated-See Note 1)
Revenues                          $ 456,300     $ 342,400             N/A          $ 112,400          $       -        $        -

Cost of operations                 (433,800)     (326,300)                          (105,800)            (1,100)           (1,700)
Amortization of goodwill             (1,500)       (1,500)                              (700)                 -                 -
                                  ---------     ---------                          ---------          ---------        ----------
Operating income (loss)              21,000        14,600                              5,900             (1,100)           (1,700)

Interest expense
  and other, net                     (4,600)       (5,200)                            (1,000)              (100)           (5,300)
Non-recurring items, net                  -             -                                  -                  -            71,800
Equity earnings in ANTEC                  -             -                                  -              1,800                 -
                                  ---------     ---------                          ---------          ---------        ----------
Income from continuing
  operations before
  income taxes                       16,400         9,400                              4,900                600            64,800

Income tax (expense)
  benefit                            (7,300)       (5,200)                            (2,400)             1,000           (24,200)
                                  ---------     ---------                          ---------          ---------        ----------
Income from continuing
  operations                          9,100         4,200                              2,500              1,600            40,600

Income (loss) from
  discontinued operations
  (net of related taxes)                  -             -                                  -            205,000            (6,800)
                                  ---------     ---------                          ---------          ---------        ----------
Income before
  extraordinary items                 9,100         4,200                              2,500            206,600            33,800
Extraordinary items                       -             -                                  -                  -           (10,900)
                                  ---------     ---------                          ---------          ---------        ----------
Net income                        $   9,100     $   4,200                          $   2,500          $ 206,600        $   22,900
                                  =========     =========                          =========          =========        ==========





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

                                ITEL CORPORATION
                SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
                     NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                         ANIXTER                             ANTEC                            ALL OTHER
                                 -----------------------           --------------------------          -----------------------
                                     1994         1993              1994               1993              1994              1993
                                     ----         ----              ----               ----              ----              ----
                                                                                                               (Restated-See Note 1)
Revenues                        $ 1,242,000     $ 968,900             N/A          $ 317,000      $           -     $           -

Cost of operations               (1,184,000)     (924,200)                          (298,900)            (3,200)           (5,200)
Amortization of goodwill             (4,500)       (4,300)                            (2,100)                 -                 -
                                 ----------    ----------                         ----------         ----------        ----------
Operating income (loss)              53,500        40,400                             16,000             (3,200)           (5,200)

Interest expense
  and other, net                    (12,700)      (16,100)                            (3,000)            (6,000)          (26,100)
Non-recurring items                       -             -                                  -             48,200            71,800
Equity earnings in ANTEC                  -             -                                  -              7,200                 -
Marketable equity
  securities losses,
  principally writedowns                  -             -                                  -            (39,600)                -
                                 ----------    ----------                         ----------         ----------        ----------
Income from continuing
  operations before
  income taxes                       40,800        24,300                             13,000              6,600            40,500

Income tax (expense)
  benefit                           (18,200)      (13,200)                            (6,300)             1,000           (14,500)
                                 ----------    ----------                         ----------         ----------        ----------
Income from continuing
  operations                         22,600        11,100                              6,700              7,600            26,000

Income (loss) from
  discontinued operations
  (net of related taxes)                  -             -                                  -            203,700           (11,500)
                                 ----------    ----------                         ----------         ----------        ----------
Income before
  extraordinary items                22,600        11,100                              6,700            211,300            14,500
Extraordinary items                       -             -                                  -                  -           (10,900)
                                 ----------    ----------                         ----------         ----------        ----------
Net income (loss)                $   22,600    $   11,100                         $    6,700         $  211,300        $    3,600
                                 ==========    ==========                         ==========         ==========        ==========


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

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      NINE-MONTH PERIODS
                                                                                                      ENDED SEPTEMBER 30,
                                                                                                 ----------------------------
                                                                                                1994                      1993
                                                                                               ------                    ------
                                                                                                               (RESTATED-SEE NOTE 1)
Operating activities:
   Income from continuing operations                                                      $    30,200                 $    43,800
   Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
          Depreciation                                                                          7,000                       7,700
          Amortization of goodwill                                                              4,500                       6,400
          Deferred income tax expense                                                          16,400                      30,900
          Non-recurring items                                                                 (48,200)                    (71,800)
          Marketable equity securities losses, principally writedowns                          39,600                           -
          Equity earnings in ANTEC                                                             (7,200)                          -
          Other, net                                                                            8,100                      13,500
          Changes in assets and liabilities, net of effects of
              acquisitions and asset purchases                                                (85,100)                    (86,000)
                                                                                           ----------                  ----------
       Net cash used by continuing operating activities                                       (34,700)                    (55,500)
   Discontinued operations, net                                                                48,500                     114,200
                                                                                           ----------                  ----------
       Net cash provided by operating activities                                               13,800                      58,700

Investing activities:
   Sales of marketable equity securities                                                       47,800                           -
   Purchases of property, net                                                                 (12,000)                     (6,900)
   Sale of ANTEC common stock, net                                                             82,800                     156,600
   Receipts from and (advances to) Q-TEL                                                       12,500                      (2,600)
   Other, net                                                                                       -                      (4,100)
                                                                                           ----------                 -----------
       Net investing activities                                                               131,100                     143,000
                                                                                           ----------                 -----------
       Net cash provided before financing activities                                          144,900                     201,700

Financing activities:
   Borrowings                                                                                 787,800                     669,600
   Reductions in borrowings                                                                  (845,500)                   (878,700)
   Proceeds from issuance of common stock                                                       7,700                      20,700
   Purchases of treasury stock                                                                (77,600)                       (300)
   Other, net                                                                                  (3,700)                     (8,100)
                                                                                           ----------                  ----------
       Net financing activities                                                              (131,300)                   (131,300)
                                                                                                                       ----------
                                                                                                                         (196,800)
                                                                                                                       ----------
Cash provided                                                                                  13,600                       4,900
Cash and equivalents at beginning of period                                                    31,000                      22,000
                                                                                           ----------                  ----------
Cash and equivalents at end of period                                                     $    44,600                 $    26,900
                                                                                           ==========                  ==========





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

Reclassification: Due to the May 1994 sale of ANTEC common stock (see Note 5), the 1994 consolidated financial statements and related notes reflect ANTEC Corporation and its subsidiaries (collectively "ANTEC") as an equity investment. All prior consolidated financial statements and related notes reflect ANTEC as a consolidated subsidiary of Itel. Due to the sale of the Company's remaining interests in its rail cars (see Note 3), the Company's investment in its rail car leasing business has been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

NOTE 2.      SUPPLEMENTAL CASH FLOW INFORMATION

Continuing operations paid interest, including interest allocated to discontinued operations, of approximately $41.7 million and $85.7 million for the first nine months of 1994 and 1993, respectively. Continuing operations paid approximately $2.8 million and $3.2 million principally for foreign and certain state taxes for the first nine months of 1994 and 1993, respectively.

In a non-cash transaction during the nine months ended September 30, 1994, the Company received $169.5 million in notes receivable as part of the consideration for the sale of its fleet of rail cars (see Note 3). In a non-cash transaction during the nine months ended September 30, 1993, Itel's Series C convertible preferred stock was converted into approximately 3.8 million shares of Common Stock.

NOTE 3.      DISCONTINUED AND ASSETS HELD FOR SALE

In 1994, Itel continued to make significant strides in executing a strategy initiated more than three years ago. That strategy is to focus Itel on realizing the substantial growth opportunities of its principal operating units, Anixter Inc. ("Anixter") and ANTEC. Most of Itel's other assets are being monetized in a manner aimed at maximizing value for Itel's shareholders. In line with this strategy, on July 25, 1994, Itel sold 99.5% of its remaining interests in its railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable were not due until the end of 1998; however, the buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the railcars was sold in October for cash of approximately $1 million. The net gain on the sale of the Company's entire interest in railcars was approximately $205 million. The total cash proceeds of approximately $205 million will be used to: (1) repay the $150 million Corporate senior bank term ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which remained after utilization of the Company's net operating loss ("NOL") and investment tax credit ("ITC") carryforwards;
and (3) other general corporate purposes including the purchase of the Company's common stock.

The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $80 million in 1993 and $32 million through September 30, 1994. Proceeds were used to repay indebtedness. The $143 million net portfolio at September 30, 1994 represents approximately 10% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years.

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

Non-recurring items in 1993 reflect an $84.5 million pre-tax gain on the 1993 initial public offering of shares of common stock of ANTEC ("ANTEC Initial Offering"). Itel provided income taxes relating to the recognized pre-tax book gain. Itel and ANTEC sold approximately 4.0 million and 5.4 million shares of ANTEC common stock, respectively, at $18 per share. Net proceeds from the ANTEC Initial Offering to Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, were approximately $97 million. Non-recurring items in 1993 also reflect a $6.4 million pre-tax gain on other investments.

The non-recurring pre-tax gains in 1993 were offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. The remaining written-down equity investment and loans due from Q-TEL were liquidated during the later half of 1993 and early 1994.

NOTE 6.      SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company has a 33% investment in ANTEC and accounts for ANTEC under the equity method in 1994. The following summarizes the financial information for
ANTEC:

                               ANTEC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                                                1994                      1993
                                                                                          ----------------          ----------------
                                                                                             (UNAUDITED)
                                                                                                       (IN MILLIONS)
Assets:
   Current assets                                                                            $  201.5                   $  138.8
   Property, net                                                                                 12.5                        5.6
   Goodwill                                                                                     101.8                       92.3
   Other assets                                                                                  12.2                        7.0
                                                                                              -------                    -------
                                                                                             $  328.0                   $  243.7
                                                                                              =======                    =======
Liabilities and Shareholders' Equity:
   Current liabilities                                                                       $   82.9                   $   68.3
   Long-term debt                                                                                71.7                       18.0
   Shareholders' equity                                                                         173.4                      157.4
                                                                                              -------                    -------
                                                                                             $  328.0                   $  243.7
                                                                                              =======                    =======



                               ANTEC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                      THREE-MONTH PERIODS                              NINE-MONTH PERIODS
                                                      ENDED SEPTEMBER 30,                              ENDED SEPTEMBER 30,
                                                      -------------------                              -------------------
                                                    1994                1993                        1994                1993
                                                    ----                ----                        ----                ----
Revenues                                          $  138.1            $  112.4                    $  414.9             $  317.0
                                                   =======             =======                     =======              =======
Operating income                                  $    9.6            $    5.9                    $   30.2             $   16.0
                                                   =======             =======                     =======              =======
Income before income
  tax expense                                     $    8.3            $    4.9                    $   27.5             $   13.0
                                                   =======             =======                     =======              =======
Net income                                        $    4.6            $    2.5                    $   15.2             $    6.7
                                                   =======             =======                     =======              =======
Company's share of
  net income                                      $    1.8            $    2.5                    $    7.2             $    6.7
                                                   =======             =======                     =======              =======

NOTE 7.      PRO-FORMA FINANCIAL RESULTS

The following unaudited pro forma condensed consolidated financial information of the Company reflects the condensed consolidated results of continuing operations as if the sales of the rail car leasing business and the 1994 sale of Itel's investment in ANTEC had occurred on December 31, 1992. The unaudited pro-forma condensed consolidated financial information is not necessarily indicative of the consolidated results of continuing operations as they might have been had the sales been consummated on the assumed dates.

                         PRO-FORMA CONDENSED CONSOLIDATED SUMMARY OF INCOME (UNAUDITED)


                                                      NINE MONTHS                                 YEAR ENDED
                                                   ENDED SEPTEMBER 30,                            DECEMBER 31,
                                                         1994                                        1993
                                                    -----------------                             ------------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue                                                $  1,242.0                                  $  1,328.6
Cost of operations, including
   amortization of goodwill                              (1,191.7)                                   (1,282.8)
                                                       ----------                                  ----------
Operating income                                             50.3                                        45.8

Interest expense and other, net                              (6.7)                                      (41.1)
Non-recurring items, net                                        -                                        71.8
Equity earnings in ANTEC                                      5.1                                         3.3
Marketable equity securities losses,
   principally writedowns                                   (39.6)                                      (25.0)

Income from continuing operations
   before income taxes                                        9.1                                        54.8
Income tax expense                                           (3.1)                                      (21.4)
                                                       ----------                                  ----------
Income from continuing operations                      $      6.0                                  $     33.4
                                                       ==========                                  ==========
Preferred stock dividends                              $        -                                  $     (3.1)
                                                       ==========                                  ==========
Income from continuing operations per
   common and common equivalent share                  $      .18                                  $     1.01
                                                       ==========                                  ==========
Weighted average common and common
   equivalent shares                                         32.5                                        30.1
                                                       ==========                                  ==========



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

Pro-forma adjustments for the year ended December 31, 1993 reflects: (1) the reclassification of the results of operations of Itel's rail car leasing business from continuing operations to discontinued operations, (2) the reclassification of the results of operations of ANTEC from the consolidated method to the equity method of accounting, (3) the interest savings arising from the assumed $260 million payment of debt at the average historical rate of 4.93% from the proceeds of the sales and the related increase in income tax expense and (4) the reduction of equity earnings in ANTEC from $8.4 million to $3.3 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

SALE OF RAIL CAR LEASING BUSINESS: In 1994, Itel continued to make significant strides in executing a strategy initiated more than three years ago. That strategy is to focus Itel on realizing the substantial growth opportunities of its principal operating units, Anixter and ANTEC. Most of Itel's other assets are being monetized in a manner aimed at maximizing value for Itel's shareholders. In line with this strategy, on July 25, 1994, Itel sold 99.5% of its remaining interests in its railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable were not due until the end of 1998; however, the buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the railcars was sold in October for cash of approximately $1 million. The net gain on the sale of the Company's entire interest in railcars was approximately $205 million. The total cash proceeds of approximately $205 million will be used to: (1) repay the $150 million Term Loan; (2) pay the related income tax liability of approximately $25 million caused by the sale which remained after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

ANTEC OFFERING:   In May 1994, Itel completed a public offering of shares of common stock of ANTEC. Itel sold 4.0 million shares at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%.

LIQUIDATION OF SIGNAL CAPITAL: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million 1991, $82 million in 1992, $80 million in 1993 and $32 million through September 30, 1994. Proceeds were used to repay indebtedness. The $143 million net portfolio at September 30, 1994 represents approximately 10% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years.

CASH FLOW: Due to the May 1994 sale of ANTEC common stock, the 1994 consolidated financial statements and related notes reflect ANTEC as an equity investment. All prior consolidated financial statements and related notes reflect ANTEC as a consolidated subsidiary of Itel.

Consolidated net cash used by continuing operating activities was ($34.7) million for the first nine months of 1994 compared to ($55.5) million for the same period in 1993. Cash used by continuing operating activities decreased due primarily to significantly improved earnings, after elimination of non-recurring items and losses on marketable equity securities, offset somewhat by increased working capital investment resulting from a 28% increased sales volume at Anixter. Consolidated cash provided for net investing activities was $131.1 million for the first nine months of 1994 versus $143.0 million for the same period in 1993. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the ANTEC Offering and approximately $47.8 million from the sale of the Company's investment in Catellus. The 1993 period includes approximately $156.6 million of proceeds from the ANTEC Initial Offering. Consolidated cash used by net financing activities was ($131.3) million for the first nine months of 1994 in comparison to ($196.8) million for the first nine months of 1993. The consolidated net financing activities in 1994 and 1993 reflect significant repayment of subordinated and senior debt using proceeds from the ANTEC public offerings and the 1994 sale of the Company's investment in Catellus. The consolidated net financing activities in 1994 also include $77.6 million of treasury stock purchases. Cash from discontinued operations, net was $48.5 million for the first nine months of 1994 versus $122.0 million for the same period in 1993. Cash from discontinued operations in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale and, in 1994, the receipt of $35 million on the sale of the Company's remaining interest in its railcar leasing business.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill and operating income plus depreciation and amortization of goodwill ("cash flow") to be meaningful and readily comparable measures of Itel's relative performance. Cash flow by the Company's major business segments is presented in the following table. Consolidated results in 1993 included ANTEC, while 1994 consolidated results present ANTEC as an equity investment. Itel reduced its interest in ANTEC to approximately 33% of ANTEC's outstanding shares in 1994 with a substantial impact on the comparability of consolidated cash flow.

                                                                   NINE-MONTH PERIODS
                                                                  ENDED SEPTEMBER 30,
                                                                  -------------------
                                                                 1994             1993
                                                                ------           ------
                                                                     (IN MILLIONS)

Anixter                                                           $64.9            $50.6
All other                                                          (3.1)            (5.0)
                                                                  -----            -----
                                                                   61.8             45.6
ANTEC                                                               N/A             19.7
                                                                  -----            -----

                                                                  $61.8            $65.3
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

DEBT MATURITIES AND REPAYMENTS:   In the first nine months of 1994, the Company
retired $100 million of the Term Loan. This loan is secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable equity securities. In October 1994, the Company repaid the remaining $150 million Term Loan with proceeds from the sale of Itel's rail car leasing business.

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

In May 1994, Itel sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to approximately 33%. Due to the ANTEC offering, all 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of Itel.

QUARTER ENDED SEPTEMBER 30, 1994: Income from continuing operations for the third quarter of 1994 was $10.7 million compared with $47.3 million in the third quarter of 1993. Results in 1993 principally include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a $6.4 million pre-tax gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. Net income was $215.7 million and $29.6 million in the third quarter of 1994 and 1993, respectively. Income from discontinued operations in 1994 reflects a $205.0 million after-tax gain from the sale of the Company's rail car leasing business. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($10.9) million in 1993.

Anixter's revenues during the third quarter of 1994 increased 33% to $456.3 million from $342.4 million in 1993 resulting from the continued growth of the U.S. business and continued penetration in the expansion countries. Revenues by Anixter's major markets are presented in the following table.

                                                                   QUARTERS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                   1994                       1993
                                                             ----------------           ----------------
                                                                           (IN MILLIONS)
North America                                                    $ 364.8                    $ 278.4
Europe                                                              76.0                       57.8
Asia and Latin America                                              15.5                        6.2
                                                                  ------                     ------
                                                                 $ 456.3                    $ 342.4
                                                                  ======                     ======


ANTEC revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 23% to $138.1 million in the third quarter of 1994 from $112.4 million in the third quarter of 1993 due to 1994 acquisitions and international growth somewhat offset by capital spending reductions by cable operators.

Anixter operating income before amortization of goodwill increased 40% to $22.5 million in 1994 from $16.1 million due primarily to significantly improved sales volume in North America. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                           QUARTERS ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                          1994                       1993
                                                                    ----------------           ----------------
                                                                                  (IN MILLIONS)
North America                                                            $ 21.0                      $ 17.9
Europe                                                                      1.6                           -
Asia and Latin America                                                      (.1)                       (1.8)
                                                                         ------                      ------
                                                                         $ 22.5                      $ 16.1
                                                                         ======                      ======


ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 58% to $10.4 million from $6.6 million in the third quarter of 1993 due to increased volume.

Consolidated net interest expense and other for the third quarter of 1994 declined to $4.7 million from $11.5 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

NINE MONTHS ENDED SEPTEMBER 30, 1994: Income from continuing operations for the first nine months of 1994 was $30.2 million compared to $43.8 million in the first nine months of 1993. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a ($34.4) million pre-tax charge associated with the write-down of the Company's investment in marketable equity securities. Results in 1994 also include a pre-tax loss of ($5.2) million relating to the sale of the Company's investment in Catellus. Results in 1993 principally include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a $6.4 million pre-tax gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. Net income was $233.9 million and $21.4 million in the first nine months of 1994 and 1993, respectively. Income from discontinued operations in 1994 reflects a $205.0 million after-tax gain from the sale of the Company's rail car leasing business. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($10.9) million in 1993.

Anixter's revenues during the first nine months of 1994 increased 28% to approximately $1.2 billion from $1.0 billion in 1993 resulting from the continued growth of the U.S. business and continued penetration in the expansion countries. Revenues by Anixter's major markets are presented in the following table.

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                 1994                       1993
                                                                           ----------------           ----------------
                                                                                         (IN MILLIONS)
North America                                                                $   979.6                   $  780.3
Europe                                                                           224.7                      172.2
Asia and Latin America                                                            37.7                       16.4
                                                                                ------                    -------
                                                                             $ 1,242.0                   $  968.9
                                                                               =======                    =======


ANTEC's revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 32% to $418.9 million in the first nine months of 1994 from $317.0 million in the first nine months of 1993 due to 1994 acquisitions and international growth somewhat offset by capital spending reductions by cable operators.

Anixter operating income before amortization of goodwill increased 30% to $58.0 million from $44.7 million due primarily to significantly improved sales volume in North America. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                             1994                       1993
                                                                       ----------------           ----------------
                                                                                     (IN MILLIONS)
North America                                                                $ 55.2                     $ 47.7
Europe                                                                          4.3                        1.3
Asia and Latin America                                                         (1.5)                      (4.3)
                                                                             ------                      -----
                                                                             $ 58.0                     $ 44.7
                                                                              =====                      =====


ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 79% to $32.4 million from $18.1 million in the first nine months of 1993 due to increased volume.

Consolidated net interest expense and other for the first nine months of 1994 declined substantially to $18.7 million from $45.2 million for the first nine months of 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt. The impact of interest rate swaps and caps on interest expense, net for the nine months ended September 30, 1994 and 1993 was to increase interest expense by approximately $5.9 million and $8.4 million, respectively.

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

                                ITEL CORPORATION


Date: November 14, 1994                            By:                   /s/ Rod F. Dammeyer
      -----------------                                     ---------------------------------------------
                                                                           Rod F. Dammeyer
                                                                President and Chief Executive Officer

Date: November 14, 1994                            By:                 /s/ John P. McNicholas,Jr.
      -----------------                                       ------------------------------------------
                                                                       John P. McNicholas, Jr.
                                                                   Vice President - Controller and
                                                                       Chief Accounting Officer
