Form 10-K
period 1994-12-31
ITEL CORP
filed 1995-03-21
CIK 52795

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.............FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-5989

                                ITEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   94-1658138
                                (I.R.S. EMPLOYER
                               IDENTIFICATION NO.)

                            2 NORTH RIVERSIDE PLAZA
                                   SUITE 1900
                            CHICAGO, ILLINOIS 60606
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 902-1515

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     ----------------------------------------------------------------------------------------
     Common Stock, $1 par value                     New York Stock Exchange

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

                                Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $775,000,000 as of March 17, 1995.

At March 17, 1995, 28,558,000 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders of Itel Corporation are incorporated by reference into Part III. This document consists of 59 pages. Exhibit List begins on page 42.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.

                                                                                           PAGE
                                                                                           ---
Item 1.              Business of the Company...............................................   3
Item 2.              Properties............................................................   7
Item 3.              Legal Proceedings.....................................................   7
Item 4.              Submission of Matters to a Vote of Security Holders...................   7
                     Executive Officers of the Registrant..................................   7

PART II.
Item 5.              Market for the Registrant's Common Stock and Related Stockholder
                       Matters.............................................................   8
Item 6.              Selected Financial Data...............................................   9
Item 7.              Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...............................................  10
Item 8.              Consolidated Financial Statements and Supplementary Data..............  17
Item 9.              Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure................................................  17

PART III.
Item 10.             Directors and Executive Officers of the Registrant....................  41
Item 11.             Executive Compensation................................................  41
Item 12.             Security Ownership of Certain Beneficial Owners and Management........  41
Item 13.             Certain Relationships and Related Transactions........................  41

PART IV.
Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  41

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

     Itel Corporation (the "Company" or "Itel"), which was incorporated in Delaware in 1967, is engaged in the distribution of networking products for voice, data and video and electrical power applications by Anixter Inc. and its subsidiaries (collectively "Anixter"). In 1994, the Company's interest in ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a developer and distributor of products used in the cable television industry, was reduced from 53% to 33% by a public offering of ANTEC common stock by the Company and subsequently reduced to approximately 30% by the issuance by ANTEC of additional common stock in connection with an acquisition. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant. At December 31, 1994, the Company also had an investment in approximately 9% of the common stock of Santa Fe Energy Resources, Inc. ("Energy").

     In 1994, the Company sold its remaining interests in its rail car leasing business conducted by Itel Rail Corporation ("Rail"). In 1994, 1993 and 1992, the Company sold all of its other transportation services assets. In 1991, the Company sold the distribution services business previously conducted by Itel Distribution Systems, Inc. ("Itel Distribution") and all the stock of Great Lakes International, Inc. which together with its subsidiaries (collectively "Great Lakes") was engaged in heavy marine construction, primarily dredging. At the end of 1990, the Company sold substantially all of its intermodal container leasing assets. For information about the 1994, 1993 and 1992 sales see Item 7--Financial Liquidity and Capital Resources--Asset Sales and Other Dispositions and Note 3 of the Notes to the Consolidated Financial Statements.

     In 1994, the Company sold its 9% investment in the common stock of Catellus Development Corporation ("Catellus"). In 1991, the Company sold its 15% investment in the common stock of Santa Fe Pacific Corporation ("Santa Fe") and its 21% investment in the common stock of American President Companies, Ltd. ("APC"). The financing operations of Signal Capital Corporation and its subsidiaries (collectively "Signal Capital") are being held for sale. See Note 3 of the Notes to the Consolidated Financial Statements.

     As of December 31, 1994, the Company had no net operating loss ("NOL") or investment tax credit ("ITC") carryforwards for Federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards existing at December 31, 1993. As of December 31, 1993, the Company had cumulative NOL carryforwards of approximately $345 million that were set to expire primarily in 1995 through 2007, and ITC carryforwards of approximately $16 million that were set to expire between 1994 and 2001. Certain of these carryforwards have not been examined by the Internal Revenue Service ("IRS") and, therefore, may still be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at December 31, 1994, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $44 million which are subject to various tax provisions of each respective country and expire primarily between 1995 and 2003.

     At December 31, 1994, the Company and its subsidiaries employed approximately 4,200 persons. For information on segment and geographic data see
Note 16 of the Notes to the Consolidated Financial Statements.

ANIXTER

     Anixter is a leading supplier of wiring systems, networking and internetworking products for voice, data and video networks and electrical power applications in North America, Europe, Asia and Latin America. Anixter stocks and sells a full line of these products from a network of 83 locations in the United States, 16 in Canada, 13 in England, 30 in Continental Europe, 3 in Mexico, 6 in Australia, 4 in Scotland, 2 in Malaysia and single locations in Singapore, Venezuela, Hong Kong and Ireland. Anixter sells approximately 80,000 products to over 60,000 active customers and works with over 2,000 suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,200.

     The products sold by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, such as adapters, outlets, cable assemblies, crossconnect systems, connectors, terminals, tools, test equipment and power protection devices. Active data components for networking applications include concentrators, intelligent hubs, multiplexers, transceivers, routers and servers. Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks ("WANs") and the increased use of fiber optic products in private networks, including factory environments. During 1993 and 1994, Anixter began selling and providing technological support for internetworking products, including routers, as well as video-conferencing and network access products.

     Anixter's products also include electrical wiring systems products used for the transmission of electrical energy and control/monitoring of industrial processes. These products include power cables, high temperature or other critical environment cables, armored and control cable, instrumentation and thermalcouple cable, portable power cable, shielded electronic process cables and accessory products. Anixter is not a significant distributor to the residential or commercial construction industries.

     Prior to 1989, Anixter's operations were limited to the United States, Canada, the United Kingdom and Belgium. In 1989, Anixter made a major commitment to expand its operations into the international voice, data and video communications markets. Since then, Anixter has opened businesses in France, Germany, Greece, Italy, Norway, Spain, Sweden, Switzerland, Australia, Mexico, Venezuela, Portugal, Singapore, The Netherlands, Austria, Hong Kong, Taiwan and Malaysia. Anixter also has representative offices in the People's Republic of China, Indonesia and Taiwan along with technical representatives in the Czech Republic, Hungary, Turkey and Poland. While several of these expansion businesses achieved an operating profit in 1994 and 1993, the Asian and Latin American expansion program is considered to be in the start-up mode. Since 1988, Anixter has experienced cumulative losses relating to the expansion program totalling approximately $44 million.

     An important element of Anixter's business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 17% and 13% of Anixter's aggregate purchases in 1994 were of products manufactured by AT&T and Bay Networks, respectively. In addition, approximately 49% of the Company's purchases in 1994 were from its five largest suppliers.

     Anixter's ability to cost effectively serve its customers' needs is possible through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. This fully integrated system connects Anixter's 161 worldwide service centers through more than 3,000 terminals. The computer system enables the sales staff to locate products at any location and ship them within 24 hours. Anixter provides a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.

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

INVESTMENT IN ANTEC

     In 1993, due to strategic and other business considerations, ANTEC was changed from a division of Anixter to a subsidiary of the Company and the Company's interest in ANTEC was reduced to 53% following an initial public offering of ANTEC common stock.

     In May 1994, in light of different business considerations, some of which are mentioned below, Itel completed a public offering of shares of common stock of ANTEC (the "ANTEC Offering"). Itel sold 4.0 million shares at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%. This ownership was further reduced in November 1994 to approximately 30% when ANTEC issued additional shares of its common stock in connection with an acquisition. Effective January 1, 1994, the Company reflects ANTEC as an equity investment in the consolidated financial statements. As of December 31, 1994, the market value of Itel's 6,727,500 shares of ANTEC was $123.6 million. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant.

     ANTEC is a leading developer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry.

     More than 90% of ANTEC's consolidated sales for the year ended December 31, 1994 came from sales to the cable industry. Demand for these products depends primarily on capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, ANTEC's sales and profitability, are affected by a variety of factors, including general economic conditions, access by cable operators to financing, government regulation of cable operators, demand for cable services and technological developments in the broadband communications industry. Technological developments are occurring rapidly in the communications industry and, while the effects of such developments are uncertain, they may have a material adverse effect on the demand for ANTEC products and on the cable industry as a whole. For example, technologies are being implemented that bypass existing cable systems and permit the transmission of signals directly into households.

     Almost all of the products supplied by ANTEC are manufactured for it by domestic and foreign manufacturers. Approximately 19% of ANTEC's aggregate purchases in 1994 were of products manufactured by AT&T, and many ANTEC customers have demonstrated loyalty to AT&T products. In addition, approximately 46% of ANTEC's purchases in 1994 were from its ten largest suppliers. The loss of a significant manufacturing source, such as AT&T, could adversely affect ANTEC's business, although management believes that any such loss is unlikely to have a lasting impact on its business, since such products are generally available from alternate sources.

     The cable industry is highly concentrated with over 75% of U.S. domestic subscribers being served by approximately twenty-five major multi-system operators ("MSO's"). In 1994, over 50% of ANTEC's revenues were obtained from sales to the twenty-five largest MSO's. A significant portion of ANTEC's revenue is derived from sales to Tele-Communications, Inc. (together with its affiliates, "TCI") aggregating $151.6 million, $146.1 million and $86.7 million for the years ended December 31, 1994, 1993 and 1992, respectively.

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

RAIL CAR LEASING

     On July 25, 1994, Itel sold 99.5% of its remaining interests in its rail cars (which was in the Trust described below) for $35.0 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the Trust was sold in October for cash of approximately $1.0 million. The net gain on the sale of the Company's entire interest in the Trust was approximately $202.0 million.

     In June 1992, Itel and Rail completed a transaction with General Electric Capital Corporation and certain of its affiliates ("GECC") pursuant to which Rail contributed substantially all of its owned rail cars, subject to approximately $170 million of debt, to a trust (the "Trust") of which Rail was a 99% beneficiary and the Trust contributed these rail cars, subject to the debt, along with other rail cars the Trust received as a contribution from its 1% beneficiary, to a partnership (the "Partnership") of which the Trust is a 99% partner. The Partnership assumed the Rail debt and leased all of these contributed rail cars, along with other rail cars it received as a contribution from its other partners, to a subsidiary of GECC (the "Lessee"). These leases (the "Leases") expire in 2004, with fixed rentals of approximately $153 million annually. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term on the leases for all, but not less than all, of the rail cars for approximately $500 million.

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

STOCK INVESTMENTS

     At December 31, 1994, the Company owned 8,064,005 shares or approximately 9% of Energy's common stock, which is listed on the New York Stock Exchange (the "NYSE"). Energy is subject to the informational filing requirements of the Securities Exchange Act of 1934 and, in accordance therewith, is required to file reports and other information with the Securities and Exchange Commission.

     In 1994, 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities, including investments in Catellus which was sold in 1994 and Energy, by $34 million, $25 million, $25 million and $50 million, respectively.

ASSETS HELD FOR SALE

     The principal assets held for sale at December 31, 1994 are those of Signal Capital. The Company acquired Signal Capital in 1988. The finance business of Signal Capital has been classified as assets held for sale in the Company's consolidated financial statements since its acquisition. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993 and $60 million in 1994. The $113.8 million net portfolio at December 31, 1994 represents approximately 8% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Proceeds were used to repay indebtedness. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders.

ITEM 2. PROPERTIES.

     Most of Anixter's facilities are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1994, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 20, 1995, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Kirk Brewer, 39.............  Senior Vice President--Corporate & Investor Relations of Itel
                              since February 1992; Midwest Officer and Managing Director of
                              Georgeson & Co. from 1989 to February 1992.
Don Civgin, 33..............  Vice President--Treasurer of Itel since December 1993;
                              Treasurer of Itel from March 1991 to December 1993; Assistant
                              Treasurer of Itel from 1988 to March 1991.
Rod F. Dammeyer, 54.........  Chief Executive Officer, President and Director of Itel since
                              January 1993; President and Director of Itel from 1985 to 1993.
James E. Knox, 57...........  Senior Vice President, General Counsel and Secretary of Itel
                              since 1986.
Dennis J. Letham, 43........  Chief Financial Officer, Senior Vice President--Finance of Itel
                              since January 1995; Chief Financial Officer, Executive Vice
                              President of Anixter since July 1993; Chief Financial Officer,
                              Vice President of National Intergroup, Inc. from March 1991 to
                              July 1993; Chief Financial Officer, Senior Vice President of
                              FoxMeyer, Inc from September 1990 to July 1993; Vice
                              President--Controller of National Intergroup, Inc. from 1989 to
                              March 1991.
John P. McNicholas Jr.,
  41........................  Vice President--Controller of Itel since May 1992; Controller of Itel from March 1991 to May 1992; Corporate Controller of
                              Itel from 1987 to March 1991.
Philip F. Meno, 36..........  Vice President--Taxes of Itel since May 1993; Director of Taxes from January 1990 to May 1993; Tax Manager from 1986 to January
                              1990.
Samuel Zell, 53.............  Chairman of the Board of Directors of Itel since January 1993;
                              Chairman of the Board of Directors and Chief Executive Officer
                              of Itel from 1985 to 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

A. MARKET INFORMATION

     Itel Corporation's Common Stock is traded on the NYSE.

B. STOCK PRICES

     The following table sets forth the high and low sales prices for the Common Stock on the NYSE.

                                                                     HIGH       LOW
                                                                     ----       ---
          1993
            First Quarter..........................................  $25 7/8    $20 1/4
            Second Quarter.........................................   30 1/4     22 7/8
            Third Quarter..........................................   33 5/8     28
            Fourth Quarter.........................................   30 5/8     25 1/8

          1994
            First Quarter..........................................  $30        $24 3/4
            Second Quarter.........................................   31 1/2     23
            Third Quarter..........................................   35 3/8     31 1/4
            Fourth Quarter.........................................   36 1/4     31 7/8

          1995
            First Quarter (through March 17, 1995).................  $37        $33 1/2

C. DIVIDENDS ON COMMON STOCK

     The Company has not paid dividends on its Common Stock since 1979. Certain loan agreements require that the Company maintain a minimum net worth or otherwise limit the Company's ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of the Company. Approximately $393.9 million is available for such distributions under the most restrictive of these covenants.

D. NUMBER OF HOLDERS OF COMMON STOCK

     There were approximately 5,700 holders of record of the Common Stock as of March 17, 1995.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1994       1993       1992       1991       1990
                                                           --------   --------   --------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations(a):
  Revenues --Anixter.....................................  $1,732.6   $1,328.6   $1,163.6   $1,025.8   $  980.0
            --ANTEC......................................       N/A      427.6      301.0      258.3      328.2
                                                           --------   --------   --------   --------   --------
  Consolidated revenues..................................  $1,732.6   $1,756.2   $1,464.6   $1,284.1   $1,308.2
                                                           ========   ========   ========   ========   ========
  Operating income (loss)--Anixter.......................  $   74.6   $   55.1   $   39.1   $   36.3   $   30.9
                         --ANTEC.........................       N/A       22.4       12.1        7.3       19.2
                         --All other.....................      (4.8)      (9.3)      (8.6)     (10.6)     (12.2)
                                                           --------   --------   --------   --------   --------
  Consolidated operating income..........................  $   69.8   $   68.2   $   42.6   $   33.0   $   37.9
                                                           ========   ========   ========   ========   ========
  Interest expense and other, net........................  $  (27.1)  $  (58.9)  $  (77.9)  $  (67.5)  $  (79.9)
  Equity earnings in ANTEC...............................       7.9         --         --         --         --
  Non-recurring items, net(b)............................      59.0       71.8         --         --         --
  Marketable equity securities losses, principally
    write-downs(c).......................................     (39.6)     (25.0)     (25.0)     (79.4)     (31.7)
  Income (loss) from continuing operations...............      46.2       28.8      (45.8)     (67.5)     (51.0)
  Income (loss) from discontinued operations.............     200.7      (14.0)     (38.1)       3.0      179.7
  Extraordinary items, net(d)............................        --      (16.0)     (20.4)       8.8         --
  Net income (loss)......................................  $  246.9   $   (1.2)  $ (104.3)  $  (55.7)  $  128.7
  Income (loss) per common and common equivalent share:
      Continuing operations..............................  $   1.44   $    .85   $  (1.78)  $  (2.14)  $  (1.21)
      Before extraordinary items.........................      7.71        .39      (3.09)     (2.05)      2.60
      Net income (loss)..................................      7.71       (.14)     (3.79)     (1.79)      2.60
Financial position at December 31(a):
  Total assets...........................................  $1,110.9   $1,380.6   $1,436.2   $2,395.8   $2,977.7
  Total debt.............................................     280.5      494.8      725.6    1,426.9    1,767.5
  Stockholders' equity(e)(f).............................     543.9      405.3      367.3      563.6      610.1
  Book value per common and common equivalent share(f)...  $  18.50   $  12.28   $  10.10   $  14.96   $  13.48
  Weighted average common and common equivalent shares...    32.045     30.132     29.085     34.440     47.194

- ---------------
Notes:

(a) Due to the 1994 sale of 4.0 million shares of ANTEC (see Note 1 of the Notes to the Consolidated Financial Statements), all 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of Itel. In addition, due to the 1994 sale of the Company's remaining interests in its rail cars (see Note 3 of the Notes to the Consolidated Financial Statements), the Company's investment in its rail car leasing business has been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

(b) The non-recurring items in 1994 include a $48.2 million pre-tax gain on the May 1994 public offering of shares of common stock of ANTEC and a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. Non-recurring items in 1993 principally include an $84.5 million pre-tax gain on the 1993 initial public offering of shares of common stock of ANTEC and a $6.4 million pre-tax gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL (see
    Note 4 of the Notes to the Consolidated Financial Statements).

(c) In 1994, 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $34.4 million, $25.0 million, $25.0 million and $50.0 million, respectively. The remaining $5.2 million pre-tax charge in 1994 relates to the loss on sale of the Company's investment in Catellus. The remaining $29.4 million pre-tax charge in 1991 relates to the loss on sale of the Company's investment in Santa Fe. The $31.7 million pre-tax charge in 1990 primarily relates to the recognized loss in market value on other marketable equity securities.

(d) Extraordinary items in 1993, 1992 and 1991 represent the gain/(loss), net of related income taxes, on early extinguishment of senior and subordinated debt at Itel and its subsidiaries.

(e) Stockholders' equity reflects treasury stock purchases of $138.9 million, $.3 million, $114.3 million, $147.4 million and $187.6 million in 1994, 1993, 1992, 1991 and 1990, respectively. No dividends on common stock were declared or paid during any of the periods shown.

(f) Stockholders' equity includes unrealized losses on marketable equity securities available-for-sale, net of deferred income tax benefit of $3.9 million, $23.7 million, $49.1 million, $47.8 million and $112.9 million at December 31, 1994, 1993, 1992, 1991 and 1990, respectively. Stockholders' equity at December 31, 1992, 1991 and 1990 included approximately $83 million of Series C convertible preferred stock which was converted into 3.8 million shares of Common Stock in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

     Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt at Itel and its subsidiaries and purchasing Common Stock. Over the last several years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to substantially reduce debt at the holding company and subsidiary level and to repurchase approximately $590 million of outstanding Common Stock. The financial liquidity and capital resources in 1994 and 1993 reflect the impact of Itel's recapitalization program.

     Sale of Rail Car Leasing Business: On July 25, 1994, Itel sold 99.5% of its remaining interests in its rail cars for $35.0 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the rail cars was sold in October for cash of approximately $1.0 million. The net gain on the sale of the Company's entire interest in rail cars was approximately $202.0 million. The total cash proceeds of $205.5 million was used to: (1) repay the $150 million Corporate senior bank term loan ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which resulted after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's Common Stock.

     ANTEC Public Offerings: In May 1994, due in large part to a perceived change in market conditions, Itel completed a public offering of shares of common stock of ANTEC. Itel sold 4.0 million shares at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered Itel's ownership to approximately 30%.

     In 1993, ANTEC, formerly a business division of Anixter, was established, for strategic and other business reasons, as a separate and independent corporation through Anixter's contribution of assets and liabilities of its ANTEC business division to ANTEC and Anixter's distribution of 100% of the outstanding common stock of ANTEC to Itel. In September 1993, Itel and ANTEC completed an initial public offering of shares of common stock of ANTEC (the "Initial Offering"). Net proceeds from the Initial Offering were approximately $157 million of which Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, received approximately $97 million. Proceeds were used to reduce indebtedness. As a result of the Initial Offering, Itel's ownership of ANTEC common stock was reduced to 53%.

     Liquidation of Signal Capital: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993 and $60 million in 1994. The $113.8 million net portfolio at December 31, 1994 represents approximately 8% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Proceeds were used to repay indebtedness. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders.

     Other Dispositions: In 1994, Itel sold its investment in the marketable equity securities of Catellus for approximately $47.8 million. In 1994, 1993 and 1992, the Company sold all of its other transportation services assets. Proceeds from the sales were used to reduce debt or to purchase Common Stock.

Cash Flow

     Year ended December 31, 1994: Consolidated net cash used by continuing operating activities was ($35.4) million for the year ended December 31, 1994 compared to ($42.4) million in 1993. Cash used by continuing operating activities decreased due primarily to significantly improved earnings, after elimination of non-recurring items and losses on marketable equity securities, offset somewhat by increased working capital investment resulting from a 30% increased sales volume at Anixter. Consolidated net cash used by continuing operations in 1994 reflects an $64.5 million net working capital investment by Anixter used to fund a $400 million increase in revenues. Consolidated cash provided by net investing activities was $119.3 million in 1994 versus $168.3 million in 1993. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the ANTEC Offering, approximately $47.8 million from the sale of the Company's investment in Catellus and approximately $12.5 million in net receipts from the liquidation of the Company's equity investment in Q-TEL and loans due from Q-TEL. Consolidated investing activities in 1993 reflect $156.6 million of proceeds from the Initial Offering, net receipts from the liquidation of the Company's equity investment in Q-TEL of $23.7 million and proceeds from the sale of miscellaneous marketable securities and other investments. Consolidated cash used for net financing activities was ($363.2) million for the year ended 1994 in comparison to ($234.3) million for the year ended 1993. Both periods include the paydown of a substantial amount of subordinated debt. The consolidated net financing activities in 1994 also include $138.9 million of treasury stock purchases. Cash from discontinued operations, net was $262.5 million in 1994 versus $117.4 million in 1993. Discontinued operations in 1994 include net proceeds of $205.5 million from the sale of the Company's remaining interest in its rail car leasing business. Discontinued operations in 1994 and 1993 include net proceeds from the sale of the Company's other transportation services assets of $10 million and $46 million, respectively, and cash received from the reduction of assets at Signal Capital of $60 million and $82 million, respectively.

     Year ended December 31, 1993: Consolidated net cash used by continuing operating activities was ($42.4) million for the year ended December 31, 1993 compared to ($40.3) million in 1992. Cash used by continuing operating activities increased slightly due to higher operating income and lower interest costs caused by debt reductions somewhat offset by higher investment in net working capital attributable to Anixter and ANTEC sales volume increases. Consolidated net cash used by continuing operations in 1993 reflects a $57.9 million net working capital investment by Anixter and ANTEC used to fund a $300 million increase in revenues. Consolidated cash provided (used) by net investing activities was $168.3 million in 1993 versus ($25.4) million in 1992. Consolidated investing activities in 1993 reflect $156.6 million of proceeds from the ANTEC Initial Offering, net receipts from the liquidation of the Company's equity investment in Q-TEL of $23.7 million and proceeds from the sale of miscellaneous marketable securities and other investments. Consolidated cash used for net financing activities was ($234.3) million for the year ended 1993 in comparison to ($809.4) million for the year ended 1992. The 1993 and 1992 periods include the paydown of a substantial amount of senior and subordinated debt. Cash from discontinued operations, net was $117.4 million in 1993 versus $865.5 million in 1992. Discontinued operations in 1993 and 1992 include net proceeds from the sale of most of the Company's other transportation services assets of $46 million and $8 million, respectively, and cash received from the reduction of assets at Signal Capital of $82 million in both years. Discontinued operations in 1992 reflect (1) the cash flow of the rail car leasing operations;
(2) $1.33 billion of borrowings, including the issuance of $998 million of 7 3/4% Notes (the "Trust Notes"), by Rail and (3) subsequent paydown of $588 million of other rail car leasing debt.

     Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's businesses, the Company considers operating income before amortization of goodwill to be meaningful and readily comparable measures of Itel's relative performance. Consolidated results in 1993 and 1992 included ANTEC, while 1994 consolidated results present ANTEC as an equity investment. Itel reduced its interest in ANTEC to approximately 30% of ANTEC's outstanding shares in 1994, with a substantial impact on the comparability of consolidated results. Operating income before amortization of goodwill by the Company's major business segments is presented in the following table.

                                                                     YEARS ENDED DECEMBER
                                                                              31,
                                                                    -----------------------
                                                                    1994     1993     1992
                                                                    -----    -----    -----
                                                                         (IN MILLIONS)
        Anixter..................................................   $80.6    $61.1    $44.8
        All other................................................    (4.8)    (9.3)    (8.6)
                                                                    -----    -----    -----
                                                                     75.8     51.8     36.2
        ANTEC....................................................     N/A     25.2     14.8
                                                                    -----    -----    -----
                                                                    $75.8    $77.0    $51.0
                                                                    =====    =====    =====

     Consolidated net interest expense and other was $27.1 million, $58.9 million and $77.9 million for the years ended December 31, 1994, 1993 and 1992, respectively. The years ended December 31, 1993 and 1992 include $5.0 million and $3.5 million, respectively, of net interest expense and other relating to ANTEC. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 45% of debt obligations at December 31, 1994 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the years ended December 31, 1994, 1993 and 1992 was to increase interest expense by approximately $6.0 million, $10.8 million and $15.2 million, respectively.

Financings

     In November 1994, Itel obtained a $115 million senior bank term loan facility ("Corporate Loan") from a group of banks. The Corporate Loan is secured by the Company's investments in the capital stock of Anixter and ANTEC. To the extent amounts are borrowed, the Corporate Loan matures annually as follows:
1995 - none; 1996 - $29 million; and 1997 - $86 million. The Corporate Loan had no outstanding borrowings at December 31, 1994.

     In March 1994, the Company increased Anixter's secured domestic revolving line of credit to $345 million, lowered the interest rate spreads and extended the expiration to 1997. The revolving line of credit is non-recourse to Itel and may be extended for two additional one-year periods at the option of the lenders.

     At December 31, 1994, in addition to the Corporate Loan, $144.8 million was available under the bank revolving lines of credit at Anixter, of which $56.4 million was available to Itel for general corporate purposes.

Debt Maturities and Repayments

     In 1994, the Company repaid the entire $250 million Term Loan with proceeds from the sale of Itel's rail car leasing business and the ANTEC Offering. The Term Loan was originally obtained in December 1993 and was secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable securities.

     In 1994, 1993 and 1992, respectively, the Company retired $221 million, $337 million and $460 million of the face value of subordinated debt at Itel.

NOL Carryforwards

     As of December 31, 1994, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards existing at December 31, 1993. As of December 31, 1993, the Company had cumulative NOL carryforwards of approximately $345 million that were set to expire primarily in 1995 through 2007, and ITC carryforwards of approximately $16 million that were set to expire between 1994 and 2001. Certain of these carryforwards have not been examined by the IRS and, therefore, may still be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Code. In addition, at December 31, 1994, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $44 million which are subject to various tax provisions of each respective country and expire primarily between 1995 and 2003.

Liquidity Considerations and Other

     Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.

     At December 31, 1994, the market value of the Company's investment in marketable equity securities was below adjusted cost by $11.1 million. In accordance with generally accepted accounting principles, the Company's investment in marketable equity securities has been reflected at market value in the consolidated balance sheet. The Company continuously evaluates the market value of its marketable securities held for investment in relation to its historical cost to determine whether a decline in market value is "other than temporary". When such decline in market value is deemed to be other than temporary, the Company records such decline as a charge against income. In 1994, 1993 and 1992, the Company wrote down the value of its investments in marketable equity securities by $34.4 million, $25.0 million and $25.0 million, respectively.

CAPITAL EXPENDITURES

     Consolidated capital expenditures were $17.2 million, $13.4 million and $8.0 million for 1994, 1993 and 1992, respectively.

RESULTS OF OPERATIONS

     The Company has experienced increased revenues due to the continued growth of the U.S. wiring systems and its continuing worldwide expansion. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, there can be no assurance of future financial performance. Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies.

     In July 1994, Itel sold substantially all its remaining interest in its fleet of rail cars. Results of operations reflect the rail car leasing business as discontinued operations.

     In May 1994, Itel sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to approximately 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered Itel's ownership to approximately 30%. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant. Due to the above sale and issuance of ANTEC common stock, all 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of Itel.

     Quarter ended December 31, 1994: Income (loss) from continuing operations for the fourth quarter of 1994 was $16.0 million compared with ($15.0) million in the fourth quarter of 1993. Results in the fourth quarter of 1994 include a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. The fourth quarter of 1993 includes pre-tax charges associated with the write-down of marketable equity securities of $25.0 million. Net income (loss) was $13.0 million and ($22.6) million in the fourth quarter of 1994 and 1993, respectively. The Company retired or called for redemption approximately $206.0 million of its subordinated and senior debt resulting in an extraordinary net loss of ($5.1) million in the fourth quarter of 1993.

     Anixter revenues during the fourth quarter of 1994 increased 36% to $490.6 million from $359.7 million for the fourth quarter of 1993 resulting from the continued growth of the North America business and continued penetration in the expansion countries. North America revenues in the fourth quarter of 1994 increased 37% to $380.7 million due to strong demand for its communications products and focused marketing efforts on its electrical wiring systems products. Europe revenues in the fourth quarter of 1994 increased to $92.1 million from $72.4 million due primarily to increased market penetration, particularly in networking products and structured wiring systems, across all geographic territories. Asia and Latin America revenues more than doubled to $17.8 million in the fourth quarter of 1994 due to increased market penetration, strong product demand and expansion into new territories. Revenues by Anixter's major markets are presented in the following table.

                                                                          QUARTERS ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                           (IN MILLIONS)
    North America.....................................................   $380.7     $278.8
    Europe............................................................     92.1       72.4
    Asia and Latin America............................................     17.8        8.5
                                                                         ------     ------
                                                                         $490.6     $359.7
                                                                         ======     ======

     ANTEC revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 22% to $134.6 million in the fourth quarter of 1994 from $110.6 million in the fourth quarter of 1993 due to 1994 acquisitions and international growth somewhat offset by TCI capital spending reductions.

     Anixter operating income before amortization of goodwill increased 38% to $22.6 million in 1994 from $16.4 million due primarily to significantly improved volume and earnings in North America. North America operating income before goodwill increased 38% to $21.1 million in the fourth quarter of 1994 due to volume related economies of scale somewhat offset by increased spending for new service and logistics initiatives. Europe operating income before goodwill in the fourth quarter of 1994 increased to $2.6 million from $2.2 million due primarily to continued expansion and volume related economies of scale. Asia and Latin America operating loss was ($1.1) million in the fourth quarter of 1994 and 1993 due to Latin America reaching breakeven volume levels and continued expansion into new Asian markets. Aggregate gross start-up losses in expansion markets, which have yet to achieve profitable operations in their respective quarters, were ($2.9) million and ($1.5) million in the fourth quarter of 1994 and 1993, respectively. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                           QUARTERS ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1994      1993
                                                                           -----     -----
                                                                            (IN MILLIONS)
    North America.......................................................   $21.1     $15.3
    Europe..............................................................     2.6       2.2
    Asia and Latin America..............................................    (1.1)     (1.1)
                                                                           -----     -----
                                                                           $22.6     $16.4
                                                                           =====     =====

     ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 38% to $9.8 million from $7.1 million in the fourth quarter of 1993 due to increased volume.

     Consolidated net interest expense and other for the fourth quarter declined to $8.4 million from $13.7 million in 1993 due primarily to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost debt.

     Year ended December 31, 1994: Income from continuing operations was $46.2 million in 1994 compared with $28.8 million in 1993. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. Results of continuing operations in 1993 principally include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a $6.4 million pre-tax gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. Results of continuing operations in 1994 and 1993 include pre-tax charges associated with the sale and write-down of marketable equity securities of $39.6 million and $25.0 million, respectively. Net income (loss) was $246.9 million and ($1.2) million for the years ended December 31, 1994 and 1993, respectively. Income from discontinued operations in 1994 reflects a $202.0 million after-tax gain from the sale of the Company's rail car leasing business. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($16.0) million in 1993.

     Anixter revenues in 1994 rose 30% to $1.7 billion resulting from the continued growth of the North American business and the continuing penetration in Europe, Asia, and Latin America. North America revenues in 1994 increased 28% to $1.4 billion due to strong demand for its communications business, focused marketing efforts in its electrical wiring systems business and increased Canadian wire and cable revenues. Europe revenues in 1994 increased to $316.8 million from $244.6 million due primarily to continued expansion and increased market penetration, particularly in networking products, across all geographic territories. Asia and Latin America revenues more than doubled to $55.3 million in 1994 due to increased market penetration, strong product demand and expansion into new territories. Revenues by Anixter's major markets are presented in the following table.

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                      1994           1993
                                                                    --------       --------
                                                                        (IN MILLIONS)
    North America.................................................  $1,360.5       $1,059.6
    Europe........................................................     316.8          244.6
    Asia and Latin America........................................      55.3           24.4
                                                                    --------       --------
                                                                    $1,732.6       $1,328.6
                                                                    ========       ========

     ANTEC revenues, which were reflected in the consolidated results in 1993 but not in 1994, increased 29% to $553.5 million in 1994 from $427.6 million in 1993 due to 1994 acquisitions and international growth.

     Anixter operating income before amortization of goodwill for 1994 increased 32% to $80.6 million due primarily to significantly improved volume and earnings in North America. North America operating income before goodwill increased 25% to $76.3 million in 1994 due to volume related economies of scale and termination of the equity participation plan and catalog business in 1993 somewhat offset by increased spending for new service and logistics initiatives. Europe operating income before goodwill in 1994 nearly doubled to $6.9 million from $3.5 million due primarily to continued expansion and volume related economies of scale and a positive earnings contribution from Continental Europe. Asia and Latin America operating loss decreased to ($2.6) million from ($4.1) million in 1993 due to reduced start-up losses in Asia and Latin America reaching breakeven volume levels. Aggregate gross start-up losses in expansion markets, which have yet to achieve profitable operations in their respective years, were ($6.7) million in 1994 compared to ($8.6) million in 1993. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                             YEARS ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1994      1993
                                                                           -----     -----
                                                                           (IN MILLIONS)
    North America........................................................  $76.3     $61.7
    Europe...............................................................    6.9       3.5
    Asia and Latin America...............................................   (2.6)     (4.1)
                                                                           -----     -----
                                                                           $80.6     $61.1
                                                                           =====     =====

     ANTEC operating income before amortization of goodwill, which was reflected in the consolidated results in 1993 but not in 1994, increased 67% to $42.2 million from $25.2 million in 1993 due to increased volume.

     Consolidated net interest expense and other for 1994 declined to $27.1 million from $58.9 million in 1993 due to the use of proceeds from the continued monetization of Itel's non-core assets to significantly reduce high-cost subordinated debt.

     Year ended December 31, 1993: Income (loss) from continuing operations was $28.8 million in 1993 compared with ($45.8) million in 1992. Results of continuing operations in 1993 principally include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a $6.4 million pre-tax gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. Results of continuing operations in both 1993 and 1992 include pre-tax charges associated with the write-down of marketable equity securities of $25.0 million. Net loss was ($1.2) million and ($104.3) million for the years ended December 31, 1993 and 1992, respectively. The loss from discontinued operations in 1992 includes a ($16.1) million net loss on the discontinuance of the other transportation services segment. The Company retired or called for redemption a significant amount of its subordinated and senior debt resulting in an extraordinary net loss of ($16.0) million and ($20.4) million in 1993 and 1992, respectively.

     Anixter revenues rose 14% to $1.3 billion resulting from the continued growth of the North America electrical wiring systems and networking businesses and the continuing worldwide expansion. North America revenues in 1993 increased 13% to $1.1 billion due to strong demand for communications products and more modest growth in its electrical wiring systems. Europe revenues in the 1993 increased to $244.6 million from $217.9 million due primarily to continued expansion and increased market penetration and the impact of an acquired company partially offset by currency fluctuations which caused dollar converted sales to grow at a lesser rate than local currency sales. Asia and Latin America revenues more than doubled to $24.4 million in 1993 due to increased market penetration and expansion into new territories. Revenues by Anixter's major markets are presented in the following table.

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        1993         1992
                                                                      --------     --------
                                                                      (IN MILLIONS)
    North America...................................................  $1,059.6     $  933.3
    Europe..........................................................     244.6        217.9
    Asia and Latin America..........................................      24.4         12.4
                                                                      --------     --------
                                                                      $1,328.6     $1,163.6
                                                                       =======      =======

     ANTEC revenues increased 42% to $427.6 million in 1993 compared to 1992 due to the upswing in spending by cable system operators and the acceptance of products developed by ANTEC.

     Consolidated operating income was $68.2 million compared with $42.6 million in 1992. Consolidated operating income before amortization of goodwill increased to $77.0 million from $51.0 million in 1992. Anixter operating income before amortization of goodwill for 1993 increased 36% to $61.1 million due to improved margins and volume at North America distribution offset slightly by increased spending in other markets. North America operating income before goodwill increased 46% to $61.7 million in 1993 due to increased volume, improved operating efficiencies and a significant reduction in charges for the equity participation plan in 1993. Europe operating income before goodwill in 1993 increased slightly to $3.5 million from $3.3 million due primarily to continental Europe reaching breakeven volumes partially offset by decreased U.K. profitability resulting from reorganization activities. Asia and Latin America operating loss increased to ($4.1) million in 1993 from ($.9) million in 1992 due to increased start-up losses due to establishing new operations in Hong Kong, Malaysia, Australia and Mexico. Aggregate gross start-up losses in expansion markets, which have yet to achieve profitable operations in their respective years, were ($8.6) million in 1993 compared to ($4.1) million in 1992. The 1992 period also contained special charges related to a terminated equity participation plan. Operating income (loss) before amortization of goodwill by Anixter's major markets is presented in the following table.

                                                                             YEARS ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1993      1992
                                                                           -----     -----
                                                                           (IN MILLIONS)
    North America........................................................  $61.7     $42.4
    Europe...............................................................    3.5       3.3
    Asia and Latin America...............................................   (4.1)      (.9)
                                                                           -----     -----
                                                                           $61.1     $44.8
                                                                           =====     =====

     ANTEC operating income before amortization of goodwill increased 70% to $25.2 million in 1993 from $14.8 million in 1992 reflecting significantly increased volume.

     Consolidated net interest expense and other for 1993 declined to $58.9 million from $77.9 million in 1992 due to the use of proceeds from the 1992 rail car transaction and the continued monetization of Itel's non-core assets to significantly reduce high-cost debt.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of Anixter's results of operations due, in part, to rapid inventory turnover.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                            PAGE
          ------------------------------------------------------------------------
          Report of Independent Auditors......................................   18
          Consolidated Balance Sheets.........................................   19
          Consolidated Statements of Operations...............................   21
          Consolidated Statements of Cash Flows...............................   23
          Consolidated Statements of Stockholders' Equity.....................   25
          Notes to the Consolidated Financial Statements......................   26
          Summary Quarterly Financial Information (Unaudited).................   40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Itel Corporation

     We have audited the accompanying consolidated balance sheets of Itel Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itel Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying supplemental balance sheets at December 31, 1994 (page 20) and supplemental statements of operations for the years ended December 31, 1994 and 1993 (page
22) and supplemental statements of cash flows for the year ended December 31, 1994 (page 24) are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                                    ERNST & YOUNG LLP

Chicago, Illinois
February 6, 1995

                                ITEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1994          1993
                                                                       ----------    ----------
ASSETS
Current assets:
  Cash and equivalents................................................ $   14,200    $   31,000
  Accounts receivable (net of allowances for doubtful accounts of
     $6,000 and $6,200, respectively).................................    325,900       284,000
  Inventories, primarily finished goods...............................    275,800       322,200
  Other assets........................................................      4,900         7,000
                                                                       ----------    ----------
          Total current assets........................................    620,800       644,200
Property, primarily equipment, at cost................................     68,600        68,500
Accumulated depreciation..............................................    (35,200)      (36,100)
                                                                       ----------    ----------
          Net property................................................     33,400        32,400
Goodwill (net of accumulated amortization of $45,500 and $58,400,
  respectively).......................................................    187,900       286,200
Discontinued and assets held for sale, net............................    105,400       270,900
Marketable equity securities available-for-sale (cost of $75,600 and
  $163,000, respectively).............................................     64,500       126,400
Investment in ANTEC...................................................     69,500            --
Other assets..........................................................     29,400        20,500
                                                                       ----------    ----------
                                                                       $1,110,900    $1,380,600
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................... $  186,200    $  173,200
  Accrued expenses....................................................     80,300       114,100
                                                                       ----------    ----------
          Total current liabilities...................................    266,500       287,300
Income taxes, net, primarily deferred.................................        600        99,600
Other liabilities.....................................................     11,200        12,300
Long-term debt--subsidiaries..........................................    280,500       206,300
                --corporate...........................................         --       288,500
                                                                       ----------    ----------
          Total liabilities...........................................    558,800       894,000
Minority interests....................................................      8,200        81,300
Stockholders' equity:
  Common stock--100,000,000 shares authorized, 29,426,000 and
     33,010,000 shares issued and outstanding, respectively...........     29,400        33,000
  Capital surplus.....................................................    262,500       383,500
  Retained earnings...................................................    269,300        22,400
  Cumulative translation adjustments..................................    (10,100)       (9,900)
                                                                       ----------    ----------
                                                                          551,100       429,000
  Unrealized losses on marketable equity securities available-for-sale
     (net of deferred income tax benefit).............................     (7,200)      (23,700)
                                                                       ----------    ----------
          Total stockholders' equity..................................    543,900       405,300
                                                                       ----------    ----------
                                                                       $1,110,900    $1,380,600
                                                                        =========     =========

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                          SUPPLEMENTAL BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                         DECEMBER 31, 1994
                                                                -----------------------------------
                                                                CONSOLIDATED   ANIXTER    ALL OTHER
                                                                ------------   --------   ---------
ASSETS
Current assets:
  Cash and equivalents........................................   $    14,200   $ 10,000   $   4,200
  Accounts receivable, net....................................       325,900    325,200         700
  Inventories, primarily finished goods.......................       275,800    275,800          --
  Other assets................................................         4,900      4,700         200
                                                                ------------   --------   ---------
          Total current assets................................       620,800    615,700       5,100
Property, primarily equipment, at cost........................        68,600     66,400       2,200
Accumulated depreciation......................................       (35,200)   (33,000)     (2,200)
                                                                ------------   --------   ---------
          Net property........................................        33,400     33,400          --
Goodwill, net.................................................       187,900    187,900          --
Discontinued and assets held for sale, net....................       105,400         --     105,400
Marketable equity securities available-for-sale, net..........        64,500         --      64,500
Investment in ANTEC...........................................        69,500         --      69,500
Other assets..................................................        29,400      2,600      26,800
                                                                ------------   --------   ---------
                                                                 $ 1,110,900   $839,600   $ 271,300
                                                                   =========   ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................   $   186,200   $183,300   $   2,900
  Accrued expenses............................................        80,300     68,300      12,000
                                                                ------------   --------   ---------
          Total current liabilities...........................       266,500    251,600      14,900
Income taxes, net, primarily deferred.........................           600    (18,000)     18,600
Other liabilities.............................................        11,200     10,000       1,200
Intercompany payable (receivable).............................            --     56,400     (56,400)
Long-term debt................................................       280,500    263,500      17,000
                                                                ------------   --------   ---------
          Total liabilities...................................       558,800    563,500      (4,700)
Minority interests............................................         8,200      6,000       2,200
Stockholders' equity:
  Common stock................................................        29,400        300      29,100
  Capital surplus.............................................       262,500    296,200     (33,700)
  Retained earnings...........................................       269,300    (16,100)    285,400
  Cumulative translation adjustments..........................       (10,100)   (10,300)        200
                                                                ------------   --------   ---------
                                                                     551,100    270,100     281,000
  Unrealized losses on marketable equity securities
     available-for-sale, net..................................        (7,200)        --      (7,200)
                                                                ------------   --------   ---------
          Total stockholders' equity..........................       543,900    270,100     273,800
                                                                ------------   --------   ---------
                                                                 $ 1,110,900   $839,600   $ 271,300
                                                                   =========   ========    ========

Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated column.

                                ITEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                                       CONSOLIDATED
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
Revenues--Anixter.....................................   $ 1,732,600    $ 1,328,600    $ 1,163,600
          --ANTEC.....................................            --        427,600        301,000
                                                         -----------    -----------    -----------
                                                           1,732,600      1,756,200      1,464,600
Cost of operations:
  Cost of sales.......................................    (1,298,300)    (1,324,500)    (1,096,700)
  Operating expenses..................................      (358,500)      (354,700)      (316,900)
  Amortization of goodwill............................        (6,000)        (8,800)        (8,400)
                                                         -----------    -----------    -----------
                                                          (1,662,800)    (1,688,000)    (1,422,000)
                                                         -----------    -----------    -----------
Operating income......................................        69,800         68,200         42,600
Other (expenses) income:
  Interest expense and other..........................       (33,000)       (72,200)       (84,900)
  Interest income and other...........................         5,900         13,300          7,000
  Equity earnings in ANTEC............................         7,900             --             --
  Non-recurring items, net (including $59.0 million
     and $84.5 million aggregate gains on ANTEC common
     stock issuances in 1994 and 1993,
     respectively)....................................        59,000         71,800             --
  Marketable equity securities losses, principally
     write-downs......................................       (39,600)       (25,000)       (25,000)
                                                         -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes.................................        70,000         56,100        (60,300)
Income tax (expense) benefit..........................       (23,800)       (27,300)        14,500
                                                         -----------    -----------    -----------
Income (loss) from continuing operations..............        46,200         28,800        (45,800)
Income (loss) from discontinued operations
  (net of related taxes)..............................       200,700        (14,000)       (38,100)
                                                         -----------    -----------    -----------
Income (loss) before extraordinary items..............       246,900         14,800        (83,900)
Extraordinary items (net of related taxes)............            --        (16,000)       (20,400)
                                                         -----------    -----------    -----------
Net income (loss).....................................       246,900         (1,200)      (104,300)
Preferred stock dividends and amortization............            --         (3,100)        (6,100)
                                                         -----------    -----------    -----------
Income (loss) applicable to common stock..............   $   246,900    $    (4,300)   $  (110,400)
                                                         ===========    ===========    ===========
Income (loss) per common and common equivalent share:
  Continuing operations...............................         $1.44          $ .85         $(1.78)
  Before extraordinary items..........................         $7.71          $ .39         $(3.09)
  Net income (loss)...................................         $7.71          $(.14)        $(3.79)
                                                               =====          =====         ======

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                     SUPPLEMENTAL STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                                   ANIXTER                     ANTEC                 ALL OTHER
                                          -------------------------   -----------------------   -------------------
                                             1994          1993          1994         1993        1994       1993
                                          -----------   -----------   -----------   ---------   --------   --------
Revenues................................. $ 1,732,600   $ 1,328,600       N/A       $ 427,600   $     --   $     --
Cost of operations:
  Cost of sales..........................  (1,298,300)     (979,900)                 (344,600)        --         --
  Operating expenses.....................    (353,700)     (287,600)                  (57,800)    (4,800)    (9,300)
  Amortization of goodwill...............      (6,000)       (6,000)                   (2,800)        --         --
                                          -----------   -----------                 ---------   --------   --------
                                           (1,658,000)   (1,273,500)                 (405,200)    (4,800)    (9,300)
                                          -----------   -----------                 ---------   --------   --------
Operating income (loss)..................      74,600        55,100                    22,400     (4,800)    (9,300)
Other (expenses) income:
  Interest expense and other.............     (20,400)      (31,000)                   (3,500)   (12,600)   (37,700)
  Interest income and other..............       1,200         1,100                       100      4,700     12,100
  Equity earnings in ANTEC...............          --            --                        --      7,900         --
  Non-recurring items, net...............          --            --                        --     59,000     71,800
  Marketable equity securities losses,
    principally write-downs..............          --            --                        --    (39,600)   (25,000)
                                          -----------   -----------                 ---------   --------   --------
Income from continuing operations before
  income taxes...........................      55,400        25,200                    19,000     14,600     11,900
Income tax (expense) benefit.............     (25,600)      (17,500)                   (9,000)     1,800       (800)
                                          -----------   -----------                 ---------   --------   --------
Income from continuing operations........      29,800         7,700                    10,000     16,400     11,100
Income (loss) from discontinued
  operations (net of related taxes)......          --            --                        --    200,700    (14,000)
                                          -----------   -----------                 ---------   --------   --------
Income (loss) before extraordinary
  items..................................      29,800         7,700                    10,000    217,100     (2,900)
Extraordinary items (net of related
  taxes).................................          --            --                        --         --    (16,000)
                                          -----------   -----------                 ---------   --------   --------
Net income (loss)........................ $    29,800   $     7,700                 $  10,000   $217,100   $(18,900)
                                          ============  ============                ==========  =========  =========

Supplemental consolidating data are shown for Anixter, ANTEC and All Other. Transactions between Anixter, ANTEC and All Other have been eliminated from the consolidated columns.

                                ITEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Operating activities:
  Income (loss) from continuing operations..............  $  46,200     $  28,800     $ (45,800)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash used by continuing operating
     activities:
       Depreciation.....................................     10,000        10,800        10,100
       Amortization of goodwill.........................      6,000         8,800         8,400
       Deferred income tax expense (benefit)............     20,400        20,500       (16,600)
       Non-recurring items, net.........................    (59,000)      (71,800)           --
       Marketable equity securities losses, principally
          write-downs...................................     39,600        25,000        25,000
       Non-cash financing expense.......................      3,900         8,100         8,300
       Other, net.......................................       (800)        7,300        12,600
       Changes in assets and liabilities, net of effects
          of acquisitions and asset purchases:
          Accounts receivable...........................    (99,100)      (50,100)      (25,100)
          Inventories...................................    (35,400)      (55,700)      (17,500)
          Accounts payable and accrued expenses.........     51,800        34,800       (24,100)
          Other, net....................................    (19,000)       (8,900)       24,400
                                                          ---------     ---------     ---------
            Net cash used by continuing operating
               activities...............................    (35,400)      (42,400)      (40,300)
  Discontinued operations, net..........................    262,500       117,400       868,500
                                                          ---------     ---------     ---------
            Net cash provided by operating activities...    227,100        75,000       828,200
Investing activities:
  Sales of securities...................................     47,800         3,700            --
  Purchases of property.................................    (17,200)      (13,400)       (8,000)
  Sale of and net receipts from ANTEC...................     82,800       156,600            --
  Receipts from and (advances to) Q-TEL.................     12,500        23,700       (15,000)
  Other, net............................................     (6,600)       (2,300)       (2,400)
                                                          ---------     ---------     ---------
            Net investing activities....................    119,300       168,300       (25,400)
                                                          ---------     ---------     ---------
Net cash provided before financing activities...........    346,400       243,300       802,800
Financing activities:
  Borrowings............................................    858,600       915,500       539,800
  Reductions in subordinated indebtedness...............   (246,600)     (344,500)     (484,200)
  Reductions in borrowings..............................   (840,700)     (817,400)     (763,200)
  Proceeds from issuance of common stock................      8,600        21,100        21,300
  Purchases of treasury stock...........................   (138,900)         (300)     (114,300)
  Other, net............................................     (4,200)       (8,700)       (8,800)
                                                          ---------     ---------     ---------
            Net financing activities....................   (363,200)     (234,300)     (809,400)
                                                          ---------     ---------     ---------
Cash provided (used)....................................    (16,800)        9,000        (6,600)
Cash and equivalents at beginning of year...............     31,000        22,000        28,600
                                                          ---------     ---------     ---------
Cash and equivalents at end of year.....................  $  14,200     $  31,000     $  22,000
                                                          =========     =========     =========

        See accompanying notes to the consolidated financial statements.

                                ITEL CORPORATION

                     SUPPLEMENTAL STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31, 1994
                                                              --------------------------------------
                                                              CONSOLIDATED     ANIXTER     ALL OTHER
                                                              ------------    ---------    ---------
Operating activities:
  Income from continuing operations.........................   $   46,200     $  29,800    $  16,400
  Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
       Depreciation.........................................       10,000        10,000           --
       Amortization of goodwill.............................        6,000         6,000           --
       Deferred income tax expense (benefit)................       20,400        (1,700)      22,100
       Non-recurring items, net.............................      (59,000)           --      (59,000)
       Marketable equity securities losses, principally
          write-downs.......................................       39,600            --       39,600
       Non-cash financing expense...........................        3,900           900        3,000
       Other, net...........................................         (800)        7,100       (7,900)
       Changes in assets and liabilities, net of effects of
          acquisitions and asset purchases:
          Accounts receivable...............................      (99,100)      (99,500)         400
          Inventories.......................................      (35,400)      (35,400)          --
          Accounts payable and accrued expenses.............       51,800        70,400      (18,600)
          Other, net........................................      (19,000)         (300)     (18,700)
                                                              ------------    ---------    ---------
            Net cash (used) by continuing operating
               activities...................................      (35,400)      (12,700)     (22,700)
Discontinued operations, net................................      262,500            --      262,500
                                                              ------------    ---------    ---------
            Net cash provided (used) by operating
               activities...................................      227,100       (12,700)     239,800
Investing activities:
  Sales of securities.......................................       47,800            --       47,800
  Purchases of property.....................................      (17,200)      (17,200)          --
  Sale of ANTEC common stock................................       82,800            --       82,800
  Receipts from Q-TEL.......................................       12,500            --       12,500
  Other, net................................................       (6,600)          500       (7,100)
                                                              ------------    ---------    ---------
            Net investing activities........................      119,300       (16,700)     136,000
                                                              ------------    ---------    ---------
Net cash provided (used) before financing activities........      346,400       (29,400)     375,800
Financing activities:
  Borrowings................................................      858,600       659,500      199,100
  Reductions in subordinated indebtedness...................     (246,600)           --     (246,600)
  Reductions in borrowings..................................     (840,700)     (590,700)    (250,000)
  Proceeds from issuance of common stock....................        8,600            --        8,600
  Intercompany activity, net................................           --       (47,800)      47,800
  Purchases of treasury stock...............................     (138,900)           --     (138,900)
  Other, net................................................       (4,200)       (4,200)          --
                                                              ------------    ---------    ---------
            Net financing activities........................     (363,200)       16,800     (380,000)
                                                              ------------    ---------    ---------
Cash (used).................................................      (16,800)      (12,600)      (4,200)
Cash and equivalents at beginning of year...................       31,000        22,600        8,400
                                                              ------------    ---------    ---------
Cash and equivalents at end of year.........................   $   14,200     $  10,000    $   4,200
                                                               ==========     =========    =========

Supplemental consolidating data are shown for Anixter and All Other. Transactions between Anixter and All Other have been eliminated from the consolidated column.

                                ITEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                    CUMULATIVE   WARRANT    UNREALIZED LOSSES
                   PREFERRED   COMMON      CAPITAL     RETAINED     TRANSLATION    NOTE       ON MARKETABLE
                    STOCK       STOCK      SURPLUS     EARNINGS     ADJUSTMENTS  RECEIVABLE EQUITY SECURITIES         TOTAL
                   --------    -------    ---------    ---------    --------     --------   -----------------   -----------------
Balance at
  December 31,
  1991............ $ 83,300    $32,100    $ 368,700    $ 137,100    $  5,200     $(15,000)      $ (47,800)          $     563,600
Net loss..........       --         --           --     (104,300)         --           --              --                (104,300)
Issuance of common
  stock and other,
  net.............     (100)     1,500       21,300           --          --       15,000              --                  37,700
Foreign currency
  translation
  adjustments.....       --         --           --           --      (8,400)          --              --                  (8,400)
Purchases and
  retirement of
  treasury
  stock...........       --     (5,500)    (108,800)          --          --           --              --                (114,300)
Preferred stock
  dividends and
  other...........      400         --           --       (6,100)         --           --              --                  (5,700)
Net change in
  valuation
  allowance.......       --         --           --           --          --           --          (1,300)                 (1,300)
                   --------    -------    ---------    ---------    --------     --------        --------       -----------------
Balance at
  December 31,
  1992............   83,600     28,100      281,200       26,700      (3,200)          --         (49,100)                367,300
Net loss..........       --         --           --       (1,200)         --           --              --                  (1,200)
Issuance of common
  stock and other,
  net.............       --      1,100       23,400           --          --           --              --                  24,500
Foreign currency
  translation
  adjustments.....       --         --           --           --      (6,700)          --              --                  (6,700)
Preferred stock
  dividends and
  other...........      200         --           --       (3,100)         --           --              --                  (2,900)
Conversion of
  preferred
  stock...........  (83,800)     3,800       78,900           --          --           --              --                  (1,100)
Net change in
  unrealized
  losses on
  marketable
  equity
  securities
  available-for-sale...       --      --         --           --          --           --          25,400                  25,400
                   --------    -------    ---------    ---------    --------     --------        --------       -----------------
Balance at
  December 31,
  1993............       --     33,000      383,500       22,400      (9,900)          --         (23,700)                405,300
Net income........       --         --           --      246,900          --           --              --                 246,900
Issuance of common
  stock and
  other, net......       --        500       13,800           --          --           --              --                  14,300
Foreign currency
  translation
  adjustments.....       --         --           --           --        (200)          --              --                    (200)
Purchases and
  retirement of
  treasury
  stock...........       --     (4,100)    (134,800)          --          --           --              --                (138,900)
Net change in
  unrealized
  losses on
  marketable
  equity
  securities
  available-for-sale...       --      --         --           --          --           --          16,500                  16,500
                   --------    -------    ---------    ---------    --------     --------        --------       -----------------
Balance at
  December 31,
  1994............ $     --    $29,400    $ 262,500    $ 269,300    $(10,100)    $     --       $  (7,200)          $     543,900
                   ========    =======    =========    =========    ========     ========   ===============             =========

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

     Reclassifications: Due to the May 1994 sale of ANTEC Corporation and its subsidiaries (collectively "ANTEC") common stock (see Note 5), the 1994 consolidated financial statements and related notes reflect ANTEC as an equity investment. All prior consolidated financial statements and related notes reflect ANTEC as a consolidated subsidiary of Itel. In addition, due to the 1994 sale of the Company's remaining interests in its rail cars (see Note 3), the Company's investment in its rail car leasing business has been reclassified in the consolidated financial statements as discontinued operations for all periods presented. Certain 1993 and prior information has been reclassified to conform to the 1994 presentation.

     Cash and equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates fair value because of the short maturity of those instruments.

     Inventories: Inventories are valued principally at the lower of average, approximating first-in, first-out, cost or market.

     Depreciation: The Company provides for depreciation of property principally on the straight-line basis over various useful lives including 25 to 40 years for buildings and improvements, 3 to 10 years for equipment and the term of the lease for leasehold improvements.

     Goodwill: Goodwill relates to the excess of cost over net tangible assets of businesses acquired. The Company at each balance sheet date evaluates, for recognition of potential impairment, its recorded goodwill against the current and undiscounted expected future operating income before goodwill amortization expense of the entities to which goodwill relates. In the opinion of management, goodwill at Anixter Inc. and its subsidiaries (collectively "Anixter") has not diminished in value since their date of acquisition, and, having an indefinite life, is not subject to amortization. However, in accordance with Opinion 17 of the Accounting Principles Board of the American Institute of Certified Public Accountants, goodwill is being amortized over a period of 40 years using the straight-line method.

     Marketable equity securities available-for-sale: Marketable equity securities available-for-sale are reflected in the balance sheet at fair value as of the balance sheet date. The difference between cost and market is reflected in stockholders' equity net of deferred tax benefit. Realized gains (losses) on dispositions of securities are determined using the average cost method. Realized pre-tax gains (losses), before related interest carrying costs, were ($5.2) million, $.3 million and zero in 1994, 1993 and 1992, respectively. Aggregate unrealized pre-tax loss on marketable equity securities available-for-sale amounted to $11.1 million at December 31, 1994 (see Note 6).

     Investment in ANTEC: Dilution of the Company's ownership position in ANTEC which results from the issuance of shares of common stock by ANTEC is treated as if an equivalent percentage of ownership had been disposed of by the Company. To the extent ANTEC issues shares of common stock at amounts per share in excess of or less than the Company's average per share carrying value, gains or losses from such changes in ownership are recorded in income when such issuances occur. In May 1994, Itel sold 4.0 million shares of ANTEC common stock in a public offering (the "ANTEC Offering"). As a result of the ANTEC Offering, Itel's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered Itel's ownership to approximately 30%. The Company reflects ANTEC as an equity investment in the 1994 consolidated financial statements. As of December 31, 1994, the market value of Itel's investment in ANTEC was $123.6 million.

                                ITEL CORPORATION

     Interest rate agreements: The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 45% of debt obligations at December 31, 1994 is fixed or capped. At December 31, 1994, the Company had five interest rate cap agreements outstanding with a notional amount aggregating $125 million. These interest rate cap agreements effectively entitle the Company to receive from the banks the amount by which the Corporation's interest payments on $125 million of its floating rate debt exceed 6 3/4%. The $1.6 million premium paid for these interest rate cap agreements are included in other assets and are being amortized to interest expense over the life of the respective interest rate cap agreements which expire in 1996 and 1997. Payments received as a result of the interest rate cap agreements are recognized as a reduction of interest expense on its floating rate debt. The carrying value and the fair value of these interest rate cap agreements are $1.1 million and $3.6 million, respectively, at December 31, 1994. The fair value of interest rate cap agreements is the estimated amount that the Company would pay to enter into the interest rate agreements at the reporting date, taking into account current interest rates. At December 31, 1994, no interest rate swap agreements were outstanding. The impact of interest rate agreements on interest expense, net for the years ended December 31, 1994, 1993 and 1992 was to increase interest expense by approximately $6.0 million, $10.8 million and $15.2 million, respectively.

     Foreign currency forward contracts: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1994, 1993 and 1992. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At December 31, 1994, the Company had approximately $16.0 million in foreign currency forward contracts outstanding.

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

     Income (loss) per common share: Income (loss) per share amounts are based upon results from operations, and in 1993 and 1992, after deducting preferred dividends earned and the amortization of preferred stock discounts. Weighted average common and common equivalent shares were 32,045,000, 30,132,000 and 29,085,000 for 1994, 1993 and 1992, respectively.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

     Continuing operations of the Company paid interest, including that portion allocated to discontinued operations, of approximately $52.4 million, $96.7 million and $152.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. Approximately $27.8 million, $7.0 million and $1.2 million was paid for income taxes for the years ended December 31, 1994, 1993 and 1992, respectively.

     In a non-cash transaction Itel's Series C convertible preferred stock ("Preferred Stock") was converted into approximately 3.8 million shares of Common Stock in 1993.

NOTE 3. DISCONTINUED AND ASSETS HELD FOR SALE

     On July 25, 1994, Itel sold 99.5% of its remaining interests in its rail cars for $35.0 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the rail cars was sold in

                                ITEL CORPORATION

October for cash of approximately $1.0 million. The net gain on the sale of the Company's entire interest in rail cars was approximately $202.0 million. The total cash proceeds of $205.5 million were used to: (1) repay the $150 million Corporate senior bank term ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which resulted after utilization of the Company's net operating loss ("NOL") and investment tax credit ("ITC") carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

     The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993 and $60 million in 1994. The $113.8 million net portfolio at December 31, 1994 represents approximately 8% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. Proceeds were used to repay indebtedness. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders.

     In 1994, 1993 and 1992, the Company sold substantially all of its other transportation services assets for aggregate net cash proceeds of $64 million. The Company recorded a $26 million pre-tax loss in 1992 in discontinued operations to reflect the disposal of this segment.

     The results of operations of rail car leasing business, the other transportation services segment, other previously sold businesses and the results of the acquired Signal Capital portfolio have been included in discontinued operations net of allocated corporate interest expense. Allocated corporate interest expense amounted to $6.3 million, $19.0 million and $58.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. Summarized financial results of discontinued operations were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                   1994       1993       1992
                                                                  ------     ------     ------
                                                                         (IN MILLIONS)
    Revenues:
      Signal Capital............................................  $  2.0     $ 21.3     $ 29.4
      Rail car leasing..........................................    89.3      153.0      217.5
      Other discontinued operations, principally transportation
         services...............................................      .6       49.4       95.6
                                                                  ------     ------     ------
                                                                  $ 91.9     $223.7     $342.5
                                                                  ======     ======     ======
    Operating income:
      Signal Capital............................................  $  4.2     $  8.0     $ 18.2
      Rail car leasing..........................................    52.3       89.7       84.3
      Other discontinued operations, principally transportation
         services...............................................      .5        4.9       12.9
                                                                  ------     ------     ------
                                                                  $ 57.0     $102.6     $115.4
                                                                  ======     ======     ======
    Loss from discontinued operations before gain (loss) on
      sales (net of related taxes)..............................  $ (1.3)    $(14.0)    $(22.0)
    Gain (loss) on sales (net of related taxes).................   202.0         --      (16.1)
                                                                  ------     ------     ------
    Income (loss) from discontinued operations (net of related tax benefits of $101.1 million, $5.9 million and $18.9
      million in 1994, 1993 and 1992, respectively.)............  $200.7     $(14.0)    $(38.1)
                                                                  ======     ======     ======

                                ITEL CORPORATION

     The composition of remaining discontinued and assets held for sale, net consisted of the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                          1994        1993
                                                                         ------     ---------
                                                                            (IN MILLIONS)
    Discontinued rail car leasing:
      Assets (principally property, net)...............................  $   --     $ 1,193.6
      Liabilities (principally long-term debt).........................      --      (1,113.8)
                                                                         ------     ---------
                                                                             --          79.8
    Assets held for sale and other discontinued assets, net:
      Finance receivables, net.........................................   113.8         174.9
      Other, net.......................................................    (8.4)         16.2
                                                                         ------     ---------
                                                                          105.4         191.1
                                                                         ------     ---------
                                                                         $105.4     $   270.9
                                                                         ======      ========

NOTE 4. NON-RECURRING ITEMS

     Non-recurring items in 1994 reflect a $48.2 million pre-tax gain on the ANTEC Offering relating to the May 1994 public offering of shares of common stock of ANTEC. Itel sold 4.0 million shares of ANTEC common stock at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. Non-recurring items in 1994 also reflect a $10.8 million pre-tax gain relating to ANTEC's issuance of approximately 2.0 million shares of ANTEC common stock in connection with an acquisition in November 1994. Itel provided income taxes relating to the recognized pre-tax book gains.

     Non-recurring items in 1993 reflect an $84.5 million pre-tax gain on the 1993 initial public offering of shares of common stock of ANTEC (the "Initial Offering"). Itel provided income taxes relating to the recognized pre-tax book gain. Itel and ANTEC sold approximately 4.0 million and 5.4 million shares of ANTEC common stock, respectively, at $18 per share. Net proceeds from the Initial Offering to Itel, after considering the redemption by ANTEC of preferred shares owned by Itel, were approximately $97 million. Non-recurring items in 1993 also reflect a $6.4 million pre-tax gain on other investments.

     The non-recurring pre-tax gains in 1993 were offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. The remaining written-down equity investment and loans due from Q-TEL were liquidated during the latter half of 1993 and early 1994.

                                ITEL CORPORATION

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANTEC

     The Company has an approximately 30% ownership interest in ANTEC and accounts for ANTEC under the equity method in 1994. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                   1994              1993
                                                                -----------       -----------
                                                                      (IN MILLIONS)
    Assets:
      Current assets..........................................    $ 234.2           $ 138.8
      Property, net...........................................       22.4               5.6
      Goodwill................................................      167.4              92.3
      Other assets............................................       14.0               7.0
                                                                  -------           -------
                                                                  $ 438.0           $ 243.7
                                                                  =======           =======
    Liabilities and Shareholders' Equity:
      Current liabilities.....................................    $  83.1           $  68.3
      Long-term debt..........................................      125.2              18.0
      Shareholders' equity....................................      229.7             157.4
                                                                  -------           -------
                                                                  $ 438.0           $ 243.7
                                                                  =======           =======

                               ANTEC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                   1994              1993
                                                                -----------       -----------
                                                                       (IN MILLIONS)
    Revenues..................................................    $ 553.5           $ 427.6
                                                                  =======           =======
    Operating income..........................................    $  39.0           $  22.4
                                                                  =======           =======
    Income before income tax expense..........................    $  34.5           $  19.0
                                                                  =======           =======
    Net income................................................    $  18.9           $  10.0
                                                                  =======           =======
    Company's share of net income.............................    $   7.9           $   8.4
                                                                  =======           =======

NOTE 6. MARKETABLE EQUITY SECURITIES AVAILABLE-FOR-SALE

     In 1994, 1993 and 1992, the Company wrote down the value of its investments in marketable equity securities, including Catellus which was sold in 1994, by $34.4 million, $25.0 million and $25.0 million, respectively. The Company has reduced the pre-tax unrealized losses on marketable equity securities available-for-sale included in stockholders' equity by $3.9 million at December 31, 1994 to reflect a deferred tax benefit due to the Company's current ability to either (a) carryback all December 31, 1994 unrealized capital losses to previously generated capital gains or (b) generate capital gains by the future sale of capital assets to offset December 31, 1994 unrealized capital losses.

                                ITEL CORPORATION

NOTE 7. EXTRAORDINARY ITEMS

     In 1993 and 1992, the Company retired or called for redemption senior and subordinated debt resulting in pre-tax extraordinary losses of ($26.2) million and ($32.9) million, respectively.

NOTE 8. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                           DECEMBER 31,
                                                                         ----------------
                                                                         1994       1993
                                                                         -----     ------
                                                                          (IN MILLIONS)
     Interest..........................................................  $  .7     $ 17.8
     Wages, salaries and related.......................................   39.8       42.4
     Taxes other than income...........................................    9.2        8.6
     Other.............................................................   30.6       45.3
                                                                         -----     ------
                                                                         $80.3     $114.1
                                                                         =====     ======

NOTE 9. DEBT

     Debt is summarized below.

                                                                          DECEMBER 31,
                                                                        -----------------
                                                                         1994       1993
                                                                        ------     ------
                                                                        (IN MILLIONS)
     Itel:
       13% Senior Subordinated Notes..................................  $   --     $221.0
       10.2% Senior Subordinated Extendible Notes.....................      --       17.5
       Corporate Loan.................................................      --         --
       Term Loan......................................................      --       50.0
                                                                        ------     ------
          Total Itel debt.............................................  $   --     $288.5
                                                                        ======     ======
     Subsidiaries:
       Bank revolving lines of credit.................................  $260.5     $184.7
       ANTEC..........................................................      --       18.0
       Other..........................................................    20.0        3.6
                                                                        ------     ------
          Total subsidiaries debt.....................................  $280.5     $206.3
                                                                        ======     ======

     Total debt.......................................................  $280.5     $494.8
                                                                        ======     ======

  Itel--

     Corporate Loan: On November 10, 1994, Itel obtained a $115.0 million senior bank term loan facility ("Corporate Loan") from a group of banks. The Corporate Loan is secured by the Company's investments in the capital stock of Anixter and ANTEC aggregating $337 million at net book value at December 31, 1994. To the extent amounts are borrowed, the Corporate Loan matures annually as follows:
1995--none; 1996--$29.0 million; and 1997--$86.0 million. Floating and fixed interest rate options are available based on the prime or LIBOR rates. At December 31, 1994, all $115.0 million was available.

                                ITEL CORPORATION

  Subsidiaries--

     Bank revolving lines of credit: Anixter has various secured revolving bank lines of credit worldwide which provide for up to $409.3 million of borrowings contingent on the level of certain assets. At December 31, 1994, $260.5 million was borrowed and $144.8 million was available under the bank revolving lines of credit at Anixter, of which $56.4 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 1996 through 1997. The $345.0 million domestic revolving line of credit, which matures in 1997, may be extended for two additional one-year periods at the option of the lender. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities and the average interest rate at December 31, 1994 was 6.8%. Commitment fees of 1/8% to 1/2% are payable on the unused portion of these revolving lines of credit. The 1994 commitment fees paid were insignificant.

  Other--

     Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. These debt agreements are secured by certain assets of the subsidiaries aggregating approximately $600 million at December 31, 1994. Itel has guaranteed certain debt and other obligations of Anixter. Restricted net assets of subsidiaries were approximately $300 million at December 31, 1994.

     Certain of Itel's loan agreements or indentures require that Itel maintain a minimum net worth and interest coverage, use the proceeds of certain asset sales to repay debt, and limit Itel's ability to make capital investments, incur debt, declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire such shares of the Company. Approximately $393.9 million is available for such distributions under the most restrictive of these covenants.

     Aggregate annual maturities of debt are as follows: 1995--none; 1996--$43.4 million; 1997--$220.1 million; 1998--none; 1999--none; $17.0 million thereafter.

     The fair value of the Company's debt was $280.5 million at December 31, 1994. The carrying amount of the Company's debt approximates fair value because the underlying instruments are at variable rates which reprice frequently.

NOTE 10. INCOME TAXES

     Itel and its U.S. subsidiaries file their Federal income tax return on a consolidated basis. As of December 31, 1994, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards existing at December 31, 1993. As of December 31, 1993, the Company had cumulative NOL carryforwards of approximately $345 million that were set to expire primarily in 1995 through 2007, and ITC carryforwards of approximately $16 million that were set to expire between 1994 and 2001. Certain of these carryforwards have not been examined by the Internal Revenue Service ("IRS") and, therefore, may still be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at December 31, 1994, various foreign subsidiaries of Itel had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $44 million which are subject to various provisions of each respective country and expire primarily between 1995 and 2003.

     Domestic income (loss) from continuing operations before income taxes was $70.6 million, $68.9 million and ($49.0) million for the years ended December 31, 1994, 1993 and 1992, respectively. Foreign loss from continuing operations before income taxes was ($.6) million, ($12.8) million and ($11.3) million for the years ended December 31, 1994, 1993 and 1992, respectively.

                                ITEL CORPORATION

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Deferred income taxes also result from differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases.

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                             DECEMBER 31,
                                                                           ----------------
                                                                            1994      1993
                                                                           ------    ------
                                                                            (IN MILLIONS)
    Deferred tax liabilities:
      Tax over book depreciation........................................   $  9.4    $273.1
      Other deferred tax liabilities....................................     74.7      69.9
                                                                           ------    ------
         Total deferred tax liabilities.................................     84.1     343.0
    Deferred tax assets:
      Domestic NOL carryforwards........................................       --     133.6
      ITC carryforwards.................................................       --      16.1
      Foreign NOL carryforwards.........................................     15.5      19.7
      Unrealized losses on investments..................................     30.0      47.4
      Other deferred tax assets.........................................     49.3      56.7
                                                                           ------    ------
         Total deferred tax assets......................................     94.8     273.5
      Valuation allowance on deferred tax assets........................    (12.5)    (30.1)
                                                                           ------    ------
         Net deferred tax assets........................................     82.3     243.4
                                                                           ------    ------
         Net deferred tax liability.....................................   $  1.8    $ 99.6
                                                                           ======    ======

     At December 31, 1994, 1993 and 1992, consolidated valuation allowances for deferred tax assets were $12.5 million, $30.1 million and $33.1 million, respectively, including valuation allowances on foreign NOLs.

                                ITEL CORPORATION

     Income tax (expense) benefit relating to continuing operations was comprised of:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1994       1993      1992
                                                              ------     ------     -----
                                                                     (IN MILLIONS)
          Current--Foreign..................................  $  (.1)    $   .4     $ 1.0
                    State...................................    (3.3)      (4.1)     (3.1)
                    Federal.................................      --       (3.1)       --
                                                              ------     ------     -----
                                                                (3.4)      (6.8)     (2.1)

          Deferred--State...................................     (.9)        .9       4.1
                     Federal................................   (19.5)     (21.4)     12.5
                                                              ------     ------     -----
                                                               (20.4)     (20.5)     16.6
                                                              ------     ------     -----
                                                              $(23.8)    $(27.3)    $14.5
                                                              ======     ======     =====

     Reconciliations of income tax (expense) benefit in continuing operations to the statutory corporate Federal tax rate, 35% in 1994 and 1993 and 34% in 1992, were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1994       1993      1992
                                                              ------     ------     -----
                                                                     (IN MILLIONS)
        Statutory tax (expense) benefit.....................  $(24.5)    $(19.6)    $20.5
        Effects of--
          Amortization of goodwill..........................    (2.1)      (3.1)     (2.9)
          Losses on foreign operations......................     3.0       (3.6)     (2.9)
          State income taxes, net of Federal benefit........    (2.7)      (2.1)      (.5)
          Impact of Revenue Reconciliation Act of 1993......      --       (2.7)       --
          Adjustment to prior years tax accruals............      --        2.4        --
          Equity accounting, net............................     4.5         --        --
          Other, net........................................    (2.0)       1.4        .3
                                                              ------     ------     -----
                                                              $(23.8)    $(27.3)    $14.5
                                                              ======     ======     =====

     The income tax effects of items comprising the deferred income tax (expense) benefit for continuing operations were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                                              1994       1993      1992
                                                             ------     ------     -----
                                                                    (IN MILLIONS)
          Other deferred tax liabilities...................  $(14.7)    $(22.1)    $  --
          NOL and ITC carryforwards........................    (6.3)     (13.2)     (6.7)
          Securities available-for-sale....................    (2.9)       5.3       9.5
          Other deferred tax assets........................     1.8        (.5)      7.1
          Changes in the valuation allowance...............     1.7       10.0       6.7
                                                             ------     ------     -----
                                                             $(20.4)    $(20.5)    $16.6
                                                             ======     ======     =====

NOTE 11. CONTINGENCIES AND LITIGATION

     In the ordinary course of business, Itel and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However,

                                ITEL CORPORATION
it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

NOTE 12. LEASE COMMITMENTS

     The majority of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2014. Minimum lease commitments under operating leases at December 31, 1994 are as follows: 1995 - $22.0 million; 1996 - $19.2 million; 1997 - $13.0 million; 1998 - $7.6 million;
1999 - $4.6 million; beyond 1999 - $15.5 million. Total rental expense was $23.3 million, $21.5 million and $18.9 million in 1994, 1993 and 1992, respectively.

NOTE 13. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

     Assets of the Company's plans at fair value were $36.7 million and $44.0 million at December 31, 1994 and 1993, respectively. Projected benefit obligations of the Company's plans were $35.7 million and $57.2 million at December 31, 1994 and 1993, respectively. The accumulated benefit obligations of the Company's plans were $46.1 million and $44.5 million at December 31, 1994 and 1993, respectively. The weighted-average assumed discount rate used to measure the projected benefit obligation was 7.8% and 6.8% at December 31, 1994 and 1993, respectively. Pension expense, including the cost of 401(k) plans, for 1994, 1993 and 1992 was insignificant. The Company's liability for post-retirement benefits other than pensions is insignificant.

NOTE 14. PREFERRED STOCK AND COMMON STOCK

     Itel has authority to issue 15 million shares of Preferred Stock, par value $1.00 per share. In 1993, the outstanding Preferred Stock was converted into approximately 3.8 million shares of Common Stock. At December 31, 1994, 1993 and 1992, 29,430,000, 33,010,000 and 28,080,000 shares of Common Stock, respectively, were issued and outstanding. In connection with all Itel employee stock plans described below, 2,052,266 shares were reserved for issuance at December 31, 1994.

  Stock options and stock grants--

     Itel has Employee Stock Incentive Plans ("ESIP") which at their inception authorized an aggregate of 5.7 million stock options or restricted grants. In addition, Itel has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .2 million stock options. Substantially all options and grants under these plans have been at fair market value or higher. One-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire ten years after the date of grant.

     Additionally, Itel has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of Common Stock under Itel's ESPP. The exercise price is the lower of 85% of the fair market value of the Common Stock at the date of grant or at the later exercise date (currently one year).

     Under the ESIP, DSOP and ESPP, total options currently exercisable at December 31, 1994 and 1993 were 414,627 and 763,336, respectively.

                                ITEL CORPORATION

     The following table summarizes the 1994 activity under the ESIP, DSOP and ESPP.

                                                     ESIP        DSOP       ESPP         EXERCISE
                                                    OPTIONS     OPTIONS    OPTIONS         PRICE
                                                   ---------    -------    -------    ---------------
Balance at December 31, 1993....................   1,329,039    100,000     90,563    $ 9.50 - $30.00
Grants during 1994..............................     182,500     35,000     75,622    $26.67 - $33.29
Exercised.......................................    (879,078)   (10,000)   (60,839)   $10.38 - $24.65
Expirations and terminations....................      (6,000)        --    (29,724)   $21.88 - $24.65
                                                   ---------    -------    -------    ---------------
Balance at December 31, 1994....................     626,461    125,000     75,622    $ 9.50 - $33.29
                                                   =========    =======    =======    ===============

     Total stock options exercised for the years ended December 31, 1993 and 1992 were 1,134,078 and 1,438,316, respectively. The purchase price per share for all stock options exercised ranged from $10.38 to $26.64 in 1993 and $4.44 to $21.88 in 1992.

  Stock option plans of Anixter--

     In 1993 and 1994, Anixter granted to key employees of Anixter options to purchase stock of Anixter. Substantially, all options have been at fair market value. These options vest immediately to four years and terminate one to ten years from the date of grant. At December 31, 1994, 600,186 options were exercisable. At December 31, 1994, Itel owned 99% of the approximately 29.3 million shares of outstanding Anixter common stock. The following table summarizes the 1994 activity:

                                                                      ANIXTER        EXERCISE
                                                                      OPTIONS          PRICE
                                                                     ---------     -------------
Balance at December 31, 1993......................................   2,067,629            $ 9.00
Grants during 1994................................................     714,150            $11.40
Exercised.........................................................    (409,576)           $ 9.00
Expirations and terminations......................................    (504,576)    $ 9.00-$11.40
                                                                     ---------     -------------
Balance at December 31, 1994......................................   1,867,627     $ 9.00-$11.40
                                                                     =========     =============

  Warrants--

     The Company has issued warrants to directors, which are currently exercisable, to purchase 125,000 shares of Common Stock at prices ranging from $10.13 to $24.25 per share expiring between 1995 and the year 2000.

     In 1992, Itel acquired warrants to purchase 4.675 million shares of Common Stock held by an affiliate of Samuel Zell, the chairman of the board of directors of Itel. In connection with the warrant purchase, a $15.0 million note receivable was cancelled.

  Common Stock--

     In a series of transactions in 1992, 1991 and 1990, the Company purchased from the Henley Group, Inc. ("Henley") 18.7 million shares of the Company's Common Stock for an aggregate price of $377 million. In addition to the Common Stock purchased from Henley, in 1994, 1993 and 1992, Itel purchased 4,089,000, 10,000 and 2,046,000 shares of Common Stock, respectively. All treasury stock was retired.

     There are restrictions in Itel's Corporate Loan which limit the payment of dividends and the repurchases or redemption of Common Stock (see Note 9).

                                ITEL CORPORATION

NOTE 15. PRO-FORMA FINANCIAL RESULTS

     The following unaudited pro-forma condensed consolidated financial information of the Company reflects the condensed consolidated results of continuing operations as if the sale of the rail car leasing business, the 1994 sale of Itel's investment in ANTEC and the issuance of ANTEC common stock had occurred on December 31, 1992. The unaudited pro-forma condensed consolidated financial information is not necessarily indicative of the consolidated results of continuing operations as they might have been had the sales been consummated on the assumed date.

        PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                     1994            1993
                                                                  -----------     -----------
                                                                   (IN MILLIONS, EXCEPT PER
                                                                  SHARE AMOUNTS)
    Revenue.....................................................   $ 1,732.6       $ 1,328.6
    Cost of operations, including amortization of goodwill......    (1,662.8)       (1,282.8)
                                                                  -----------     -----------
    Operating income............................................        69.8            45.8
    Interest expense and other, net.............................       (10.5)          (41.1)
    Non-recurring items, net....................................          --            71.8
    Equity earnings in ANTEC....................................         5.7             3.0
    Marketable equity securities losses, principally
      write-downs...............................................       (39.6)          (25.0)
                                                                  -----------     -----------
    Income from continuing operations before income taxes.......        25.4            54.5
    Income tax expense..........................................        (6.4)          (21.4)
                                                                  -----------     -----------
    Income from continuing operations...........................   $    19.0       $    33.1
                                                                   =========       =========
    Preferred stock dividends...................................   $      --       $    (3.1)
                                                                   =========       =========
    Income from continuing operations per common and common
      equivalent share..........................................   $     .59       $    1.00
                                                                   =========       =========
    Weighted average common and common equivalent shares........        32.0            30.1
                                                                   =========       =========

     Pro-forma adjustments for the year ended December 31, 1994 reflect: (1) the interest savings arising from the assumed $260 million payment of debt at the average historical rate of 6.38% from the proceeds of the sales, (2) the reversal of the $59.0 million pre-tax gain on the sale and issuance of ANTEC common stock, (3) the reduction of equity earnings in ANTEC from $7.9 million to $5.7 million and (4) the related net reduction of income tax expense.

     Pro-forma adjustments for the year ended December 31, 1993 reflect: (1) the reclassification of the results of operations of ANTEC from the consolidated method to the equity method of accounting, (2) the interest savings arising from the assumed $260 million payment of debt at the average historical rate of 4.93% from the proceeds of the sales and the related increase in income tax expense and (3) the reduction of equity earnings in ANTEC from $8.4 million to $3.0 million.

                                ITEL CORPORATION

NOTE 16. BUSINESS SEGMENTS

     The Company in 1994 is engaged in one principal area of business: distribution of wiring systems products for voice, data and video networks and electrical power applications (Anixter). Prior to the 1994 and 1993 ANTEC Offerings, the Company was also engaged in the development and distribution of products used in the cable television industry (ANTEC). Itel Corporate obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

     Information for the years ended December 31, 1994, 1993 and 1992 regarding the Company's major business segments is presented in the following table. The business segments of Itel have been reclassified to reflect the Company's investment in its rail car leasing business as a discontinued operation (see
Note 3). ANTEC is reflected as an equity investment in 1994.

                                                         ANIXTER    ANTEC     CORPORATE(A)     TOTAL
                                                         --------   ------    ------------    --------
                                                                         (IN MILLIONS)
Revenues:
  1994................................................   $1,732.6   $  --        $   --       $1,732.6
  1993................................................    1,328.6   427.6            --        1,756.2
  1992................................................    1,163.6   301.0            --        1,464.6
Operating income (loss):
  1994................................................       74.6      --          (4.8)          69.8
  1993................................................       55.1    22.4          (9.3)          68.2
  1992................................................       39.1    12.1          (8.6)          42.6
Operating income before amortization of goodwill:
  1994................................................       80.6      --          (4.8)          75.8
  1993................................................       61.1    25.2          (9.3)          77.0
  1992................................................       44.8    14.8          (8.6)          51.0
Identifiable assets:
  1994................................................      839.6      --         271.3        1,110.9
  1993................................................      718.3   239.0         423.3        1,380.6
  1992................................................      636.1   202.9         597.2        1,436.2
Depreciation expense:
  1994................................................        9.9      --            .1           10.0
  1993................................................        8.4     2.0            .4           10.8
  1992................................................        8.2     1.6            .3           10.1
Capital expenditures:
  1994................................................       17.2      --            --           17.2
  1993................................................       11.4     2.0            --           13.4
  1992................................................        6.3     1.7            --            8.0

- ---------------
(a) Identifiable assets are principally comprised of marketable equity securities, discontinued rail car leasing assets, other discontinued and assets held for sale, and in 1994 the Company's investment in ANTEC.

                                ITEL CORPORATION

     The classification of the Company's 1994, 1993 and 1992 foreign operations in the following table includes all revenues and related items of the Company's non-U.S. operations. Export sales are insignificant.

                                                              WORLDWIDE (NON-U.S.)
                                                                   OPERATIONS
                                                          ----------------------------
                                                           1994       1993       1992
                                                          ------     ------     ------
                                                                 (IN MILLIONS)
          Revenues:
            Europe......................................  $316.8     $244.6     $217.9
            Other.......................................   190.8      142.0      126.6
                                                          ------     ------     ------
                                                          $507.6     $386.6     $344.5
                                                          ======     ======     ======
          Operating income (loss):
            Europe......................................  $  6.6     $  3.2     $  2.8
            Other.......................................     3.6       (4.6)      (1.1)
                                                          ------     ------     ------
                                                          $ 10.2     $ (1.4)    $  1.7
                                                          ======     ======     ======
          Identifiable assets:
            Europe......................................  $147.2     $119.7     $112.3
            Other.......................................   101.2       90.0       72.7
                                                          ------     ------     ------
                                                          $248.4     $209.7     $185.0
                                                          ======     ======     ======
          Tangible identifiable assets:
            Europe......................................  $140.9     $113.1     $107.3
            Other.......................................    85.2       73.4       56.1
                                                          ------     ------     ------
                                                          $226.1     $186.5     $163.4
                                                          ======     ======     ======

     Foreign operations' revenues were 29%, 22% and 24% of consolidated revenues in 1994, 1993 and 1992, respectively. Foreign operations' operating income
(loss) were negatively impacted for all years due to economies of scale and start-up losses in expansion markets. Aggregate start-up losses in expansion markets were ($6.7) million, ($8.6) million and ($4.1) million in 1994, 1993 and 1992, respectively, as Anixter continues to penetrate new markets in Europe, Asia and Latin America.

SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables summarize the Company's quarterly financial information.

QUARTERLY INFORMATION:

                                                                    QUARTERS ENDED
                                     ----------------------------------------------------------------------------
                                        MARCH 31,            JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                     ----------------    ----------------    ----------------    ----------------
                                      1994      1993      1994      1993      1994      1993      1994      1993
                                     ------    ------    ------    ------    ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues--Anixter..................  $362.8    $298.4    $422.9    $328.1    $456.3    $342.4    $490.6    $359.7
         --ANTEC...................     N/A      94.7       N/A     109.9       N/A     112.4       N/A     110.6
                                     ------    ------    ------    ------    ------    ------    ------    ------
Consolidated revenues..............  $362.8    $393.1    $422.9    $438.0    $456.3    $454.8    $490.6    $470.3
                                     ======    ======    ======    ======    ======    ======    ======    ======
Operating income (loss)--Anixter...  $ 14.8    $ 12.0    $ 17.7    $ 13.9    $ 21.1    $ 14.4    $ 21.2    $ 14.7
                       --ANTEC.....     N/A       4.7       N/A       5.4       N/A       5.9       N/A       6.4
                       --All
                       other.......    (1.1)     (1.8)     (1.0)     (1.8)     (1.2)     (1.5)     (1.7)     (4.1)
                                     ------    ------    ------    ------    ------    ------    ------    ------
Consolidated operating income......  $ 13.7    $ 14.9    $ 16.7    $ 17.5    $ 19.9    $ 18.8    $ 19.5    $ 17.0
                                     ======    ======    ======    ======    ======    ======    ======    ======
Income (loss) from continuing
  operations before income
  taxes(a).........................  $  3.6    $  (.9)   $ 26.8    $  (.4)   $ 17.0    $ 79.1    $ 22.6    $(21.7)
Income (loss) from continuing
  operations.......................     2.7      (1.8)     16.8      (1.7)     10.7      47.3      16.0     (15.0)
Income (loss) before extraordinary
  items(b).........................     1.8      (5.1)     16.4      (3.1)    215.7      40.5      13.0     (17.5)
Net income (loss)(c)...............  $  1.8    $ (5.1)   $ 16.4    $ (3.1)   $215.7    $ 29.6    $ 13.0    $(22.6)
                                     ======    ======    ======    ======    ======    ======    ======    ======
Income (loss) per common and common
  equivalent share:
  Continuing operations............  $  .08    $ (.12)   $  .51    $ (.11)   $  .34    $ 1.56    $  .52    $ (.45)
  Before extraordinary items.......  $  .05    $ (.23)   $  .50    $ (.16)   $ 6.87    $ 1.33    $  .43    $ (.53)
  Net income (loss)................  $  .05    $ (.23)   $  .50    $ (.16)   $ 6.87    $  .97    $  .43    $ (.69)
                                     ======    ======    ======    ======    ======    ======    ======    ======
Income (loss) per common and common
  equivalent share--assuming full
  dilution:
  Continuing operations............  $  .08    $ (.12)   $  .51    $ (.11)   $  .34    $ 1.40    $  .52    $ (.45)
  Before extraordinary items.......  $  .05    $ (.23)   $  .50    $ (.16)   $ 6.87    $ 1.20    $  .43    $ (.53)
  Net income (loss)................  $  .05    $ (.23)   $  .50    $ (.16)   $ 6.87    $  .88    $  .43    $ (.69)
                                     ======    ======    ======    ======    ======    ======    ======    ======

- ---------------
(a) Continuing operations in the second quarter of 1994 include a $48.2 million pre-tax gain on the ANTEC Offering. Continuing operations in the fourth quarter of 1994 include a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. Continuing operations in the third quarter of 1993 principally include an $84.5 million pre-tax gain on the ANTEC Initial Offering and a $6.4 million pre-tax net gain on other investments offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL (see Note 4 of the Notes to the Consolidated Financial Statements). Continuing operations in the second quarter of 1994 and the fourth quarter of 1993 include pre-tax charges of $34.4 million and $25.0 million, respectively, associated with the write-down of the Company's marketable equity securities.

(b) Discontinued operations in 1994 include a $202.0 million pre-tax gain on the sale of the rail car leasing business (see Note 3 of the Notes to the Consolidated Financial Statements).

(c) The extraordinary items in 1993 reflect a pre-tax loss of ($26.2) million on the early extinguishment of the Company's subordinated and senior debt (see
    Note 5 of the Notes to the Consolidated Financial Statements).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders--"Election of Directors" and "Section 16(a) Reporting Delinquencies."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders--"Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits.
        The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk(*).

     (b) Reports on Form 8-K.
        Itel filed a Report on Form 8-K relating to Item 2, Disposition of
         Assets, to describe Itel's agreement to sell 99.5% of Itel's remaining interests in Itel's fleet of rail cars to SCAP Associates, L.L.C. for $35 million in cash and $169.5 million in notes receivable.

ITEM 14(A)1 AND 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

 Financial Statements.

     The following Consolidated Financial Statements of Itel Corporation and Report of Independent Auditors are filed as part of this report.

                                                                                        PAGE
                                                                                        ---
    Report of Independent Auditors..................................................     18
    Consolidated Balance Sheets at December 31, 1994 and 1993.......................     19
    Consolidated Statements of Operations for the years ended December 31, 1994,
      1993 and 1992.................................................................     21
    Consolidated Statements of Cash Flows for the years ended December 31, 1994,
      1993 and 1992.................................................................     23
    Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1994, 1993 and 1992...........................................................     25
    Notes to the Consolidated Financial Statements..................................     26

  Financial Statement Schedules.

     The following financial statement schedules of Itel Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Itel Corporation.

     Consolidated Schedules for the years ended December 31, 1994, 1993 and 1992, except as noted:

                                                                                          PAGE
                                                                                          ----
          I.  Condensed financial information of Registrant...............................  46
         II.  Valuation and qualifying accounts and reserves..............................  49

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 14(A)3. EXHIBIT LIST. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

            EXHIBIT                                                                       PAGE
             NO.                           DESCRIPTION OF EXHIBIT                        NUMBER
            -----                          -----------------------                      --------
    (3)     Articles of Incorporation and by-laws.
            3.1     Restated Certificate of Incorporation of Itel Corporation and
                    Certificates of Designations of Class B Preferred Stock, Series C,
                    filed with Secretary of State of Delaware on September 29, 1987.
                    (Incorporated by reference from Itel Corporation's Registration
                    Statement on Form S-3, Registration Number 33-18008, filed October
                    26, 1987, Exhibit 3.1.)..............................................
            3.2     By-laws of Itel Corporation as amended through January 1, 1993.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                    3.2.)................................................................
    (4)     Instruments defining the rights of security holders, including indentures.+
            4.1     Amended and Restated Credit Agreement, dated March 11, 1994, among
                    Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1993,
                    Exhibit 4.2.) .......................................................
    (10)    Material contracts.+
            10.1    Form of Itel Corporation Tax Allocation Agreement, dated January 1,
                    1987. (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1987,
                    Exhibit 10.1.).......................................................
            10.2*   Itel Corporation Management Incentive Plan, dated February 9,
                    1995.................................................................
            10.3*   Itel Corporation 1983 Stock Incentive Plan as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.3.).................................................
            10.4*   Warrant Agreement, dated December 5, 1985, between Itel Corporation and Harold Haynes, Jerome Jacobson, Melvyn N. Klein and James D.
                    Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1985, Exhibit 10.14.)...................................
            10.5*   Warrant Agreement, dated June 24, 1986, between Itel Corporation and
                    William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Registration
                    Statement on Form S-1, Registration Number 33-7000, filed July 3,
                    1986, Exhibit 10.17.)................................................

            EXHIBIT                                                                       PAGE
             NO.                           DESCRIPTION OF EXHIBIT                        NUMBER
            -----                          ----------------------                        ------
            10.6 *  Supplemental Pension Agreement, dated November 17, 1986, between Itel
                    Corporation and Rod F. Dammeyer. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1986, Exhibit 10.14.)...................................
            10.7 *  (a) Itel Corporation Supplemental Retirement Benefits Plan, dated
                    January 1, 1987. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1987, Exhibit 10.16.)................................................
            *       (b) Amendment No. 1, dated May 17, 1989 and effective as of January
                    1, 1989, to Itel Corporation Supplemental Retirement Benefits Plan.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1989, Exhibit
                    10.9(b).)............................................................
            *       (c) Amendment No. 2, dated October 15, 1992, to Itel Corporation
                    Supplemental Retirement Benefits Plan (Incorporated by reference from
                    Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(c).)...........................
            *       (d) Amendment No. 3, dated February 25, 1993, to Itel Corporation
                    Supplemental Retirement Benefits Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(d).)......................
            10.8 *  Itel Corporation Key Executive Equity Plan, as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.8.).................................................
            10.9 *  Warrant Agreement, dated September 10, 1987, between Itel Corporation and William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1988, Exhibit
                    10.15.)..............................................................
            10.10*  Warrant Agreement, dated July 14, 1988, between Itel Corporation and
                    William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                    Jacobson, Melvyn N. Klein, Robert H. Lurie, John R. Petty and James
                    D. Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989, Exhibit 10.19.)...................................
            10.11*  Executive Supplemental Life Plan, dated June 15, 1989, for Itel
                    Corporation and participating subsidiaries. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.20.).................
            10.12*  (a) Itel Corporation Supplemental Executive Retirement Plan, dated
                    January 18, 1990. (Incorporated by reference from Itel Corporation's
                    Annual Report on Form 10-K for the fiscal year ended December 31,
                    1989, Exhibit 10.23.)................................................
            *       (b) Amendment No. 1 dated February 25, 1993, to Itel Corporation
                    Supplemental Executive Retirement Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.13(b).).....................
            10.13*  Warrant Agreement, dated July 13, 1989, between Itel Corporation and
                    Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold
                    Haynes, Jerome Jacobson, Melvyn N. Klein, Robert H. Lurie, John R.
                    Petty and James D. Woods, individually. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.21.)........................

            EXHIBIT                                                                       PAGE
             NO.                           DESCRIPTION OF EXHIBIT                        NUMBER
            -----                          ----------------------                        -------
            10.14*  Itel Corporation Severance/Retention Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.23.)........................
            10.15*  Itel Corporation Director Stock Option Plan. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.).................
            10.16*  Warrant Agreement, dated August 22, 1990, between Itel Corporation and Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy,
                    Harold Haynes, Jerome Jacobson, Melvyn Klein, John R. Petty and James
                    D. Woods, individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991, Exhibit 10.25.)...................................
            10.17*  Letter Agreement, dated December 2, 1991, with John Pigott.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                    10.26.)..............................................................
            10.18*  (a) Agreement, dated January 1, 1992, with Rod F. Dammeyer.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                    10.22.)..............................................................
            *       (b) Amendment to Agreement, dated January 1, 1992, with Rod F.
                    Dammeyer. (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1993,
                    Exhibit 10.20(b).)...................................................
            *       (c) Agreement, dated January 27, 1994, with Rod F. Dammeyer.
                    (Incorporated by reference from Itel Corporation's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1993, Exhibit
                    10.20(c).)...........................................................
            *       (d) Agreement, dated February 9, 1995, with Rod F. Dammeyer..........
            10.19*  Agreement, dated November 1, 1992, with James E. Knox. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.23.).............
            10.20*  Form of Stock Option Agreement. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1992, Exhibit 10.24.)...................................
            10.21   Tax Allocation Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 2 to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed August 20,
                    1993, Exhibit 10.5.).................................................
            10.22   Registration Rights Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 3 to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed September
                    13, 1993, Exhibit 10.9.).............................................
            10.23   Directors & Officers Insurance Agreement with ANTEC Corporation.
                    (Incorporated by reference to ANTEC Corporation's Registration
                    Statement on Form S-1, Registration Number 33-65488, filed July 2,
                    1993, Exhibit 10.8.).................................................
            10.24   Purchase Agreement dated as of June 23, 1994 among Itel Corporation,
                    Itel Rail Holdings Corporation and SCAP Associates, L.L.C.
                    (Incorporated by reference from Itel Corporation's Current Report on
                    Form 8-K, November 7, 1994, Exhibit 2.1).............................
            10.25*  Form of Consulting Agreement with Don Civgin and John P. McNicholas
                    Jr...................................................................
    (21)    Subsidiaries of the Registrant.
            21.1    List of Subsidiaries of the Registrant...............................

            EXHIBIT                                                                       PAGE
             NO.                           DESCRIPTION OF EXHIBIT                        NUMBER
            -----   ---------------------------------------------------------------------------
    (23)    Consents of experts and counsel.
            23.1    Consent of Ernst & Young LLP.........................................
    (24)    Power of attorney.
            24.1    Power of Attorney executed by Bernard F. Brennan, Robert E. Fowler,
                    Jr., F. Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn N.
                    Klein, John R. Petty, John A. Pigott, Sheli Rosenberg, Stuart M.
                    Sloan and Samuel Zell................................................
    (27)    Financial data schedule.
            27.1    Financial data schedule..............................................
    (28)    Additional exhibits.

     This Annual Report on Form 10-K includes the following Financial Statement
Schedules:

                      ITEL CORPORATION AND SUBSIDIARIES--
                              FINANCIAL SCHEDULES

                                                                                           PAGE
    Schedule     I-- Condensed financial information of Registrant........................  46
    Schedule    II-- Valuation and qualifying accounts and reserves.......................  49

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

                                ITEL CORPORATION

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
ASSETS
Current assets:
  Cash and equivalents................................................   $  2,600     $    800
  Accounts receivable.................................................        700          300
  Amounts currently due from affiliates, net..........................     98,500      101,700
  Other assets........................................................        200        1,500
                                                                         --------     --------
               Total current assets...................................    102,000      104,300
Property (net)........................................................         --          100
Deferred tax asset, net...............................................         --      136,900
Investment in ANTEC...................................................     69,400       84,100
Investment in and advances to subsidiaries............................    361,000      276,100
Marketable equity securities available-for-sale.......................     64,500      126,400
Other assets..........................................................      1,800        4,100
                                                                         --------     --------
                                                                         $598,700     $732,000
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently..................   $ 41,900     $ 37,300
Long-term debt........................................................         --      288,500
Income taxes, net, primarily deferred.................................     11,700           --
Other liabilities.....................................................      1,200          900
                                                                         --------     --------
               Total liabilities......................................     54,800      326,700
Stockholders' equity:
  Common stock........................................................     29,400       33,000
  Capital surplus.....................................................    262,500      383,500
  Retained earnings...................................................    269,300       22,400
  Cumulative translation adjustments..................................    (10,100)      (9,900)
                                                                         --------     --------
                                                                          551,100      429,000
  Unrealized losses on marketable equity securities available for sale
     (net of related deferred income tax benefit).....................     (7,200)     (23,700)
                                                                         --------     --------
               Total stockholders' equity.............................    543,900      405,300
                                                                         --------     --------
                                                                         $598,700     $732,000
                                                                         ========     ========

                                ITEL CORPORATION

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1994        1993        1992
                                                                --------    --------    ---------
Revenues:
  Interest and investment income, including intercompany.....   $  6,200    $ 15,600    $      --
Other (expenses) income:
  Corporate interest.........................................    (14,900)    (65,200)    (127,900)
  General and administrative.................................     (4,700)     (9,300)      (8,600)
  Gain on ANTEC Offerings....................................     59,000      84,500           --
  Marketable equity securities losses, principally
     write-downs.............................................    (39,600)    (25,000)     (25,000)
                                                                --------    --------    ---------
                                                                    (200)    (15,000)    (161,500)
                                                                --------    --------    ---------
Income (loss) from operations before income taxes and equity
  in earnings of subsidiaries................................      6,000         600     (161,500)
Income tax benefit...........................................      9,100       3,300       57,100
Equity in earnings of subsidiaries...........................    231,800      10,900        9,400
                                                                --------    --------    ---------
Income (loss) before extraordinary items.....................    246,900      14,800      (95,000)
Extraordinary items (net of related income taxes)............         --     (16,000)      (9,300)
                                                                --------    --------    ---------
Net income (loss)............................................   $246,900    $ (1,200)   $(104,300)
                                                                ========    ========    =========

                                ITEL CORPORATION

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ITEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1994         1993         1992
                                                              ---------    ---------    ---------
Operating activities:
  Income (loss) before extraordinary items.................   $ 246,900    $  14,800    $ (95,000)
  Adjustments to reconcile income (loss) before
     extraordinary items to net cash used by operating
     activities:
     Depreciation..........................................          --          400          300
     Income tax benefit....................................      (9,100)      (3,300)     (57,100)
     Gain on ANTEC common stock issuances..................     (59,000)     (84,500)          --
     Marketable equity securities losses, principally
       write-downs.........................................      39,600       25,000       25,000
     Equity in earnings of subsidiaries....................    (231,800)     (10,900)      (9,400)
     Non-cash financing expense............................       1,900        4,200        6,900
     Change in other operating items.......................     (18,200)     (27,000)      12,800
                                                              ---------    ---------    ---------
          Net cash used by operating activities............     (29,600)     (81,300)    (116,500)
Investing activities:
  Sales of securities......................................      47,800        3,700          800
  Proceeds from ANTEC Offerings............................      82,800       67,000           --
  Redemption of ANTEC preferred stock......................          --       30,000           --
  Net dividends from (capital contributions to)
     subsidiaries..........................................     219,700      150,300      (37,500)
  Loans from subsidiaries, net.............................     108,000       95,200      808,000
  Other, net...............................................          --       13,700       (4,500)
                                                              ---------    ---------    ---------
          Net investing activities.........................     458,300      359,900      766,800
                                                              ---------    ---------    ---------
Net cash provided before financing activities..............     428,700      278,600      650,300
Financing activities:
  Borrowings...............................................     200,000       93,400           --
  Reductions in borrowings.................................    (496,600)    (391,300)    (548,300)
  Purchases of treasury stock..............................    (138,900)        (300)    (114,300)
  Preferred stock dividend payments........................          --       (2,900)      (5,700)
  Proceeds from issuance of common stock...................       8,600       21,100       21,300
  Other, net...............................................          --       (1,400)          --
                                                              ---------    ---------    ---------
          Net financing activities.........................    (426,900)    (281,400)    (647,000)
                                                              ---------    ---------    ---------
Cash provided (used).......................................       1,800       (2,800)       3,300
Cash and equivalents at beginning of year..................         800        3,600          300
                                                              ---------    ---------    ---------
Cash and equivalents at end of year........................   $   2,600    $     800    $   3,600
                                                              =========    =========    =========

                                ITEL CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                             BALANCE         ADDITIONS
                                               AT       -------------------                BALANCE
                                             BEGINNING             CHARGED                   AT
                                             OF         CHARGED       TO                   END OF
                                               THE        TO        OTHER                    THE
                DESCRIPTION                  PERIOD     INCOME     ACCOUNTS    DEDUCTIONS  PERIOD
- -------------------------------------------  -------    -------    --------    --------    -------
Year ended December 31, 1994:
  Allowance for doubtful accounts(a).......  $ 6,200    $ 5,100    $    600    $ (5,900)   $ 6,000
  Unrealized losses on marketable equity
     securities available-for-sale(b)......  $36,600         --       8,900     (34,400)   $11,100
  Allowance for deferred tax asset.........  $30,100    (17,600)         --          --    $12,500
Year ended December 31, 1993:
  Allowance for doubtful accounts..........  $ 4,600      5,500       2,300      (6,200)   $ 6,200
  Unrealized losses on marketable equity
     securities available-for-sale(b)......  $74,400         --     (12,800)    (25,000)   $36,600
  Allowance for deferred tax asset(c)......  $33,100         --          --      (3,000)   $30,100
Year ended December 31, 1992:
  Allowance for doubtful accounts..........  $ 3,800      4,700         500      (4,400)   $ 4,600
  Unrealized losses on marketable equity
     securities available-for-sale(b)......  $72,500         --      26,900     (25,000)   $74,400
  Allowance for deferred tax asset(c)......  $36,800         --          --      (3,700)   $33,100

- ---------------

(a) The deconsolidation of ANTEC resulted in a $1.4 million deduction in allowance for doubtful accounts in 1994.

(b) In 1994, 1993 and 1992, the Company wrote down its investment in marketable equity securities by $34.4 million, $25.0 million and $25.0 million, respectively.

(c) 1993 and prior amounts have been reclassified to conform to the 1994 presentation in the consolidated financial statements.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS, ON THE 20TH DAY OF MARCH, 1995.

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

                                                 Chief Executive Officer
                                                      and President
               ROD F. DAMMEYER                (Principal Executive Officer)      March 20, 1995
- ---------------------------------------------
               Rod F. Dammeyer
                                             Senior Vice President--Finance
              DENNIS J. LETHAM                  (Chief Financial Officer)        March 20, 1995
- ---------------------------------------------
              Dennis J. Letham
                                               Vice President--Controller
           JOHN P. MCNICHOLAS, JR.             (Chief Accounting Officer)        March 20, 1995
- ---------------------------------------------
           John P. McNicholas, Jr.

             BERNARD F. BRENNAN*                        Director                 March 20, 1995
- ---------------------------------------------
             Bernard F. Brennan

               ROD F. DAMMEYER                          Director                 March 20, 1995
- ---------------------------------------------
               Rod F. Dammeyer

           ROBERT E. FOWLER, JR.*                       Director                 March 20, 1995
- ---------------------------------------------
            Robert E. Fowler, Jr.

              F. PHILIP HANDY*                          Director                 March 20, 1995
- ---------------------------------------------
               F. Philip Handy

               HAROLD HAYNES*                           Director                 March 20, 1995
- ---------------------------------------------
                Harold Haynes

              JEROME JACOBSON*                          Director                 March 20, 1995
- ---------------------------------------------
               Jerome Jacobson

              MELVYN N. KLEIN*                          Director                 March 20, 1995
- ---------------------------------------------
               Melvyn N. Klein

               JOHN R. PETTY*                           Director                 March 20, 1995
- ---------------------------------------------
                John R. Petty

               JOHN A. PIGOTT*                          Director                 March 20, 1995
- ---------------------------------------------
               John A. Pigott

              SHELI ROSENBERG*                          Director                 March 20, 1995
- ---------------------------------------------
               Sheli Rosenberg

              STUART M. SLOAN*                          Director                 March 20, 1995
- ---------------------------------------------
               Stuart M. Sloan

                SAMUEL ZELL*                            Director                 March 20, 1995
- ---------------------------------------------
                 Samuel Zell

*BY            JAMES E. KNOX
- ---------------------------------------------
      James E. Knox (Attorney in fact)

James E. Knox, as attorney in fact for each person indicated.