Form 10-Q
period 1995-03-31
ITEL CORP
filed 1995-05-12
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                               Yes  X     No ___

At April 30, 1995 there were 28,558,098 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                                ITEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      MARCH 31,         DECEMBER 31,
                                                                                         1995               1994
                                                                                    --------------    ----------------
                                                                                     (UNAUDITED)
Current assets:
   Cash and equivalents                                                             $   22,300              $   14,200
   Accounts receivable (net of allowances for doubtful
      accounts of $6,500 and $6,000, respectively)                                     345,400                 325,900
   Inventories, primarily finished goods                                               287,800                 275,800
   Other assets                                                                          6,300                   4,900
                                                                                    ----------              ----------

      Total current assets                                                             661,800                 620,800

Property, at cost                                                                       73,900                  68,600
Accumulated depreciation                                                               (38,800)                (35,200)
                                                                                    ----------              ----------

   Net property                                                                         35,100                  33,400

Goodwill (net of accumulated amortization
   of $47,000 and $45,500, respectively)                                               186,400                 187,900
Discontinued and assets held for sale, net                                             108,200                 105,400
Marketable equity securities available-for-sale
   (cost of $75,600)                                                                    77,600                  64,500
Investment in ANTEC                                                                     71,300                  69,500
Other assets                                                                            37,300                  29,400
                                                                                    ----------              ----------

                                                                                    $1,177,700              $1,110,900
                                                                                    ==========              ==========





     See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                      MARCH 31,                 DECEMBER 31,
                                                                                        1995                        1994
                                                                                    --------------             ------------
                                                                                     (UNAUDITED)
Current liabilities:
   Accounts payable                                                                   $  192,200             $  186,200
   Accrued expenses                                                                       92,300                 79,100
                                                                                      ----------             ----------

          Total current liabilities                                                      284,500                265,300

Deferred taxes, net                                                                        5,400                  1,800
Other liabilities, net                                                                    20,100                 19,400
Long-term debt                                                                           336,400                280,500
                                                                                      ----------             ----------
          Total liabilities                                                              646,400                567,000

Stockholders' equity:
   Common stock                                                                           28,600                 29,400
   Capital surplus                                                                       231,600                262,500
   Retained earnings                                                                     280,400                269,300
   Cumulative translation adjustments                                                    (10,700)               (10,100)
                                                                                      ----------             ----------
                                                                                         529,900                551,100
   Unrealized gain (loss) on marketable equity securities
    available-for-sale (net of deferred income taxes)                                      1,400                 (7,200)
                                                                                      ----------             ----------
          Total stockholders' equity                                                     531,300                543,900
                                                                                      ----------             ----------

                                                                                      $1,177,700             $1,110,900
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

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE-MONTH PERIODS
                                                                                                  ENDED MARCH 31,
                                                                                         ------------------------------
                                                                                              1995            1994
                                                                                             ------          ------
Revenues                                                                                   $502,900            $362,800

Cost of goods sold                                                                         (375,800)           (268,400)
                                                                                           --------            --------
Gross profit                                                                                127,100              94,400

Operating expenses                                                                         (101,800)            (79,200)
Amortization of goodwill                                                                     (1,500)             (1,500)
                                                                                           --------            --------

Operating income                                                                             23,800              13,700

Interest expense and other, net                                                              (4,900)             (7,700)
Equity earnings in ANTEC                                                                      1,800               2,800
Loss on sale of marketable equity securities                                                      -              (5,200)
                                                                                           --------            --------

Income from continuing operations before income taxes                                        20,700               3,600

Income tax expense                                                                           (9,600)               (900)
                                                                                           --------            --------

Income from continuing operations                                                            11,100               2,700

Loss from discontinued operations (net of related taxes)                                          -                (900)
                                                                                           --------            --------

Net income                                                                                 $ 11,100            $  1,800
                                                                                           ========            ========


Income per common and common
  equivalent share:
    Continuing operations                                                                  $    .38            $   0.08
    Net income                                                                             $    .38            $   0.05
                                                                                           ========            ========

Weighted average common and
  common equivalent shares                                                                   28,912              33,217
                                                                                            =======            ========

     See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE-MONTH PERIODS
                                                                                          ENDED MARCH 31,
                                                                                     ------------------------
                                                                                    1995                1994
                                                                                   ------              ------
Operating activities:
   Income from continuing operations                                              $ 11,100             $   2,700
   Adjustments to reconcile income from continuing
      operations to net cash provided (used) by continuing
      operating activities:
         Depreciation                                                                4,300                 2,200
         Amortization of goodwill                                                    1,500                 1,500
         Deferred income tax expense (benefit)                                       1,400                (2,400)
         Loss on sale of marketable equity securities                                    -                 5,200
         Equity earnings in ANTEC                                                   (1,800)               (2,800)
         Non-cash financing expense                                                    200                 1,100
         Other, net                                                                  2,200                 1,700
         Changes in assets and liabilities, net                                    (18,100)              (45,800)
                                                                                  --------              --------
      Net cash provided (used) by continuing operating
         activities                                                                    800               (36,600)
   Discontinued operations and assets held for sale, net                             2,500                 2,900
                                                                                  --------             ---------
      Net cash provided (used) by operating activities                               3,300               (33,700)

Investing activities:
   Sales of marketable equity securities                                                 -                47,800
   Purchases of property, net                                                       (5,800)               (3,300)
   Receipts from Q-TEL                                                                   -                 1,700
   Other investments                                                                (4,600)                    -
                                                                                  --------             ---------
      Net investing activities                                                     (10,400)               46,200
                                                                                  --------             ---------
      Net cash provided (used) before financing activities                          (7,100)               12,500

Financing activities:
   Borrowings                                                                      320,100               609,600
   Reductions in borrowings                                                       (267,900)             (398,600)
   Reductions in subordinated indebtedness                                               -              (229,200)
   Proceeds from issuance of common stock                                            2,400                 5,000
   Purchases of treasury stock                                                     (38,800)               (7,000)
   Other, net                                                                         (600)                 (800)
                                                                                  --------             ---------
      Net financing activities                                                      15,200               (21,000)
                                                                                  --------             ---------
Cash provided (used)                                                                 8,100                (8,500)
Cash and equivalents at beginning of period                                         14,200                31,000
                                                                                  --------             ---------
Cash and equivalents at end of period                                             $ 22,300             $  22,500
                                                                                  ========             =========





     See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Itel Corporation's ("Itel") Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary Anixter Inc. ("Anixter"), which is engaged in the sales of networking products for voice, data, video and electrical power applications.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Itel and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Continuing operations of the Company paid interest, including that portion allocated to discontinued operations in 1994, of approximately $5.8 million and $23.9 million for the first quarters of 1995 and 1994, respectively. Approximately $2.0 million and $.3 million was paid for income taxes for the first quarters of 1995 and 1994, respectively.

NOTE 3.  LOSS ON SALE OF MARKETABLE EQUITY SECURITIES

In the first quarter of 1994, the Company recorded a $5.2 million pre-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus"). Proceeds were used to repay indebtedness.

NOTE 4.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at March 31, 1995 and 1994 was 30% and 53%, respectively. This investment is accounted for under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,          DECEMBER 31,
                                                                     1995                 1994
                                                                   --------             -------
                                                                  (UNAUDITED)
                                                                          (IN MILLIONS)
Assets:
   Current assets                                                    $264.7              $234.2
   Property, net                                                       25.4                22.4
   Goodwill                                                           166.4               167.4
   Other assets                                                        14.5                14.0
                                                                     ------              ------
                                                                     $471.0              $438.0
                                                                     ======              ======
Liabilities and Shareholders' Equity:
   Current liabilities                                               $ 96.4              $ 83.1
   Long-term debt                                                     139.9               125.2
   Shareholders' equity                                               234.7               229.7
                                                                     ------              ------
                                                                     $471.0              $438.0
                                                                     ======              ======



                               ANTEC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE-MONTH PERIODS
                                                                          ENDED MARCH 31,
                                                                    ------------------------
                                                                  1995                 1994
                                                                 ------              --------
                                                                           (IN MILLIONS)
Revenues                                                          $158.8                 $137.8
                                                                  ======                 ======

Operating income                                                  $ 11.3                 $ 10.0
                                                                  ======                 ======

Income before income tax expense                                  $  8.5                 $  9.4
                                                                  ======                 ======

Net income                                                        $  4.4                 $  5.2
                                                                  ======                 ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

LIQUIDATION OF SIGNAL CAPITAL: The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993, $60 million in 1994 and $2 million through March 31, 1995. The $107 million net portfolio at March 31, 1995 represents approximately 7.5% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, which the Company continues to pursue, such orderly liquidation is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders.

CASH FLOW: Consolidated net cash provided (used) by continuing operating activities was $.8 million for the first quarter of 1995 compared to ($36.6) million for the same period in 1994. Cash provided (used) by continuing operating activities increased due primarily to significantly improved earnings, after elimination of the loss on marketable equity securities, and a decrease in interest required to be paid. Consolidated net cash provided by continuing operations in 1995 reflects an $18.1 million net working capital investment used to fund a $140 million increase in revenues. Consolidated cash provided (used) by net investing activities was ($10.4) million for the first quarter of 1995 versus $46.2 million for the same period in 1994. Consolidated investing activities in 1994 include approximately $47.8 million from the sale of the Company's investment in Catellus. Consolidated cash provided (used) for net financing activities was $15.2 million for the first quarter of 1995 in comparison to ($21.0) million for the first quarter of 1994. The consolidated net financing activities in 1994 include the paydown of a substantial amount of subordinated debt. The consolidated net financing activities in 1995 and 1994 include $38.8 million and $7.0 million of treasury stock purchases, respectively. Cash from discontinued operations and assets held for sale, net was $2.5 million for the first quarter of 1995 versus $2.9 million for the same period in 1994. Cash from discontinued operations and assets held for sale, net in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale.

Consolidated net interest expense was $5.5 million and $7.7 million for the quarters ended March 31, 1995 and 1994, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 52% of debt obligations at March 31, 1995 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the quarters ended March 31, 1995 and 1994 was to increase interest expense by approximately $.2 million and $2.3 million, respectively.

FINANCINGS: On March 24, 1995, the Company increased Anixter's secured domestic revolving line of credit to $425 million, lowered the interest rate spreads and extended the maturity to 2000. The revolving line of credit is non-recourse to Itel.

At March 31, 1995, $174 million was available under the bank revolving lines of credit at Anixter, of which $19 million was available to pay Itel for intercompany liabilities.

The $115 million senior bank term loan ("Corporate Loan"), which is secured by the Company's investments in the capital stock of Anixter and ANTEC, had no outstanding borrowings at March 31, 1995. All of the Corporate Loan is available to Itel.

DEBT MATURITIES AND REPAYMENTS:   In the first three months of 1994, the
Company retired approximately $221 million of the face value of subordinated debt at Itel.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by Itel's subsidiaries contain various restrictions including restrictions on payments to Itel. Such restrictions have not had nor are expected to have an adverse impact on Itel's ability to meet its cash obligations.

At March 31, 1995, the market value of the Company's investment in Santa Fe Energy Resources ("Resources") was above cost by $2.0 million. In accordance with generally accepted accounting principles, the Company's investment in marketable equity securities has been reflected at market value in the consolidated balance sheet.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $5.8 million and $3.3 million for the first quarter of 1995 and 1994, respectively.

RESULTS OF OPERATIONS

The Company has experienced increased revenues due to the continued growth of the North American communications and electrical wire and cable businesses and its continuing worldwide expansion. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, there can be no assurance of future financial performance. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, the Company's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies.

Based upon discussions with financial analysts and similar disclosures provided by competitors of Itel's business, the Company considers operating income before amortization of goodwill to be a meaningful and readily comparable measure of Itel's relative performance. Operating income before amortization of goodwill was $25.3 million and $15.2 million for the first quarter of 1995 and 1994, respectively.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from March 31, 1994 to March 31, 1995 primarily as a result of Itel's treasury stock purchases in 1994 and 1995. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED MARCH 31, 1995: Income from continuing operations for the first quarter of 1995 was $11.1 million compared with $2.7 million for the first quarter of 1994. Results in 1994 include an after-tax loss of ($3.2) million relating to the sale of the Company's investment in Catellus. Net income was $11.1 million and $1.8 million in the first quarter of 1995 and 1994, respectively.

The Company's revenues during the first quarter of 1995 increased 39% to $502.9 million from $362.8 million in 1994 due to (1) the continued strong demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. Revenues by major geographic markets are presented in the following table.

                                                                                     QUARTERS ENDED MARCH 31,
                                                                                     ------------------------
                                                                                       1995             1994
                                                                                       ----             ----
                                                                                           (IN MILLIONS)
North America                                                                        $386.2            $281.7
Europe                                                                                100.1              70.9
Asia and Latin America                                                                 16.6              10.2
                                                                                     ------            ------
                                                                                     $502.9            $362.8
                                                                                     ======            ======


The Company's gross profit increased 35% to $127.1 million in the first quarter of 1995 from $94.4 million in the first quarter of 1994 due to volume increases slightly offset by a shift in sales mix to lower margin products.

Operating expenses increased 29% to $101.8 million due to increased volume, increased spending for new service and logistic initiatives, principally in North America, and geographic expansion in Asia and Latin America. Spending on new initiatives and international expansion is planned to increase in future quarters.

Operating income before amortization of goodwill increased 66% to $25.3 million in 1995 from $15.2 million in the first quarter of 1994. Operating income before amortization of goodwill by major geographic markets is presented in the following table.

                                                                                     QUARTERS ENDED MARCH 31,
                                                                                     ------------------------
                                                                                        1995          1994
                                                                                      -------       --------
                                                                                          (IN MILLIONS)
North America                                                                            $21.5        $15.1
Europe                                                                                     5.3          1.0
Asia and Latin America                                                                    (1.5)         (.9)
                                                                                          ----        -----
                                                                                         $25.3        $15.2
                                                                                         =====        =====

The significant increase in European profitability is due to volume related economies of scale and positive operating earnings contributions in all countries in 1995. Changes in currency exchange rates in the first quarter 1995 versus 1994 also contributed about $.5 million to the European operating results.

Consolidated net interest expense for the first quarter of 1995 declined to $5.5 million from $7.7 million in 1994 due to a reduction of high-cost corporate debt from the monetization of Itel's non-core assets partially offset by increased short-term interest rates and increased working capital borrowings.

The consolidated tax provision increased by $8.7 million to $9.6 due to the sale of the Company's rail car leasing business in the second quarter of 1994 which exhausted virtually all previously existing NOL or ITC carryforwards. The effective tax rate of 46.6% is based on pre-tax book income adjusted for amortization of goodwill and losses of foreign operations which are not currently deductible.

                          PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 4, 1995:

The Directors of the Company were elected as follows:

                                                                           VOTES
                                                           ----------------------------------
DIRECTORS                                                      FOR                 WITHHELD
- ---------                                                   --------             -----------
Sir James Blyth                                            25,307,724                 53,704
Bernard F. Brennan                                         25,310,771                 50,657
Rod F. Dammeyer                                            25,292,121                 69,307
Robert E. Fowler, Jr.                                      25,308,366                 53,062
F. Philip Handy                                            25,309,900                 51,528
Melyvn N. Klein                                            25,292,530                 68,898
John R. Petty                                              25,310,437                 50,991
John A. Pigott                                             25,291,702                 69,726
Sheli Z. Rosenberg                                         25,291,480                 69,948
Stuart M. Sloan                                            25,310,607                 50,821
Samuel Zell                                                25,290,837                 70,591

The Management Incentive Plan for executive officers was approved by a vote of 24,743,472 shares "For", 569,947 shares "Against" and 47,971 shares "Abstain."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  4.1 Amendment, dated March 24, 1995, to Amended and Restated Credit Agreement, dated March 11, 1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein.

                  27.1  Financial Data Schedule


           (b)    Reports on Form 8-K


                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION

Date:  May 12, 1995                        By:/s/ Rod F. Dammeyer
                                              ----------------------------------
                                                  Rod F. Dammeyer
                                           President and Chief Executive Officer

Date:  May 12, 1995                        By:/s/ Dennis J. Letham
                                              ----------------------------------
                                                  Dennis J. Letham
                                           Senior Vice President - Finance
                                             and Chief Financial Officer