Form 10-Q
period 1995-06-30
ITEL CORP
filed 1995-08-09
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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
                             Yes   X   No
                                 -----    -----
At July 31, 1995 there were 26,754,145 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION
                                ITEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30,       DECEMBER 31,
                                                                1995             1994
                                                           -----------      -------------
                                                            (UNAUDITED)
Current assets:
   Cash and equivalents                                    $    33,300      $    14,200
   Accounts receivable (net of allowances for doubtful
      accounts of $7,000 and $6,000, respectively)             376,200          325,900
   Inventories, primarily finished goods                       305,500          275,800
   Other assets                                                  7,100            4,900
                                                           -----------      -----------

      Total current assets                                     722,100          620,800

Property, at cost                                               83,200           68,600
Accumulated depreciation                                       (40,900)         (35,200)
                                                           -----------      -----------

   Net property                                                 42,300           33,400

Goodwill (net of accumulated amortization
   of $48,500 and $45,500 respectively)                        184,900          187,900
Discontinued and assets held for sale, net                     101,100          105,400
Marketable equity securities                                      --             64,500
Investment in ANTEC                                             71,600           69,500
Other assets                                                    36,700           29,400
                                                           -----------      -----------

                                                           $ 1,158,700      $ 1,110,900
                                                           ===========      ===========

See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         JUNE 30,       DECEMBER 31,
                                                           1995             1994
                                                       -----------      ------------
                                                       (UNAUDITED)
Current liabilities:
   Accounts payable                                    $   210,600      $   186,200
   Accrued expenses                                         93,100           79,100
                                                       -----------      -----------
           Total current liabilities                       303,700          265,300

Deferred taxes, net                                          3,700            1,800
Other liabilities                                           20,800           19,400
Long-term debt                                             312,400          280,500
                                                       -----------      -----------
           Total liabilities                               640,600          567,000

Stockholders' equity:

   Common stock                                             28,000           29,400
   Capital surplus                                         210,600          262,500
   Retained earnings                                       289,300          269,300
   Cumulative translation adjustments                       (9,800)         (10,100)
                                                       -----------      -----------
                                                           518,100          551,100

   Unrealized loss on marketable equity securities
    (net of deferred income taxes)                            --             (7,200)
                                                       -----------      -----------

           Total stockholders' equity                      518,100          543,900
                                                       -----------      -----------

                                                       $ 1,158,700      $ 1,110,900
                                                       ===========      ===========

See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE-MONTH PERIODS                  SIX-MONTH PERIODS
                                                           ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ----------------------------      ----------------------------
                                                       1995             1994             1995             1994
                                                   -----------      -----------      -----------      -----------
Revenues                                           $   542,000      $   422,900      $ 1,044,900      $   785,700

Cost of goods sold                                    (405,900)        (316,800)        (781,700)        (585,200)
                                                   -----------      -----------      -----------      -----------
Gross profit                                           136,100          106,100          263,200          200,500

Operating expenses                                    (108,900)         (87,900)        (210,700)        (167,100)
Amortization of goodwill                                (1,500)          (1,500)          (3,000)          (3,000)
                                                   -----------      -----------      -----------      -----------

Operating income                                        25,700           16,700           49,500           30,400

Interest expense and other, net                         (5,400)          (6,300)         (10,300)         (14,000)
Equity earnings in ANTEC                                   300            2,600            2,100            5,400
Non-recurring item - ANTEC Offering                       --             48,200             --             48,200
Marketable equity securities losses                     (3,000)         (34,400)          (3,000)         (39,600)
                                                   -----------      -----------      -----------      -----------
Income from continuing
  operations before income taxes                        17,600           26,800           38,300           30,400

Income tax expense                                      (8,700)         (10,000)         (18,300)         (10,900)
                                                   -----------      -----------      -----------      -----------
Income from continuing
  operations                                             8,900           16,800           20,000           19,500

Loss from discontinued
  operations (net of related taxes)                       --               (400)            --             (1,300)
                                                   -----------      -----------      -----------      -----------
Net income                                         $     8,900      $    16,400      $    20,000      $    18,200
                                                   ===========      ===========      ===========      ===========

Income per common and common equivalent share:
     Continuing operations                         $       .32      $       .51      $       .70      $       .59
     Net income                                    $       .32      $       .50      $       .70      $       .55
                                                   ===========      ===========      ===========      ===========
Weighted average common and
  common equivalent shares                              28,400           33,000           28,600           33,000
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

                                ITEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX-MONTH PERIODS
                                                                     ENDED JUNE 30,
                                                               ------------------------
                                                                  1995           1994
                                                               ---------      ---------
Operating activities:
   Income from continuing operations                           $  20,000      $  19,500
   Adjustments to reconcile income from continuing
      operations to net cash provided (used) by continuing
      operating activities:
          Depreciation                                             7,300          4,400
          Amortization of goodwill                                 3,000          3,000
          Deferred income tax expense                              1,800         10,700
          Non-recurring item - ANTEC Offering                       --          (48,200)
          Loss on sale of marketable equity securities             3,000         39,600
          Equity earnings in ANTEC                                (2,100)        (5,400)
          Non-cash financing expense                                 400          2,400
          Other, net                                               1,300          3,500
          Changes in assets and liabilities, net                 (45,700)       (61,500)
                                                               ---------      ---------
      Net cash used by continuing operating
          activities                                             (11,600)       (32,000)
   Discontinued operations and assets held for sale, net           9,700          2,100
                                                               ---------      ---------
      Net cash used by operating activities                       (1,900)       (29,900)

Investing activities:
   Sales of marketable equity securities                          72,600         47,800
   Purchases of property, net                                    (15,900)        (7,700)
   Sale of ANTEC common stock                                       --           82,800
   Other, net                                                     (4,900)         7,600
                                                               ---------      ---------
      Net investing activities                                    51,800        130,500
                                                               ---------      ---------
      Net cash provided before financing activities               49,900        100,600

Financing activities:
   Borrowings                                                    504,000        725,200
   Reductions in borrowings                                     (476,300)      (784,000)
   Purchases of treasury stock                                   (62,900)       (13,200)
   Proceeds from issuance of common stock                          5,200          5,200
   Other, net                                                       (800)        (3,600)
                                                               ---------      ---------
      Net financing activities                                   (30,800)       (70,400)
                                                               ---------      ---------
Cash provided                                                     19,100         30,200
Cash and equivalents at beginning of period                       14,200         31,000
                                                               ---------      ---------
Cash and equivalents at end of period                          $  33,300      $  61,200
                                                               =========      =========
Supplemental cash flow information:
   Interest paid (including allocations to discontinued
      operations in 1994) during the period                    $  11,400      $  33,100
                                                               =========      =========
   Income taxes paid during the period                         $   8,200      $   1,600
                                                               =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                                ITEL CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Itel Corporation's ("Itel") Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is engaged in the sales of networking products for voice, data, video and electrical power applications.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Itel and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

NOTE 2.  MARKETABLE EQUITY SECURITIES LOSSES

In the second quarter of 1995, the Company recorded a $1.8 million after-tax loss on the sale of its investment in Santa Fe Energy Resources, Inc. ("Energy"). In the second quarter of 1994, the Company wrote down the value of its investment in SFR equity securities by $21.0 million after-tax. Also, in the first quarter of 1994, the Company recorded a $3.2 million after-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus").

NOTE 3.  NON-RECURRING ITEMS

Non-recurring items in 1994 reflect a $29.4 million after-tax gain on the public offering of shares of common stock of ANTEC Corporation ("ANTEC Offering"). In the second quarter of 1994 Itel sold 4.0 million shares of ANTEC common stock at $21.75 per share resulting in net proceeds of approximately $83 million. Itel provided income taxes relating to the recognized pre-tax book gain.

NOTE 4.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at June 30, 1995 and 1994 was 30%. This investment is accounted for under the equity method. The following summarizes the financial information for ANTEC:

                                ANTEC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,       DECEMBER 31,
                                              1995             1994
                                            --------       ------------
                                                   (UNAUDITED)
                                                  (IN MILLIONS)
Assets:
   Current assets                             $270.9          $234.2
   Property, net                                26.9            22.4
   Goodwill                                    165.2           167.4
   Other assets                                 14.5            14.0
                                              ------          ------
                                              $477.5          $438.0
                                              ======          ======
Liabilities and Shareholders' Equity:
   Current liabilities                        $ 89.0          $ 83.1
   Long-term debt                              151.7           125.2
   Shareholders' equity                        236.8           229.7
                                              ------          ------
                                              $477.5          $438.0
                                              ======          ======

                                ANTEC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE-MONTH PERIODS                SIX-MONTH PERIODS
                                                               ENDED JUNE 30,                   ENDED JUNE 30,
                                                         ------------------------            --------------------
                                                           1995         1994                  1995         1994
                                                           ----         ----                  ----         ----
                                                                               (IN MILLIONS)
Revenues                                                 $  165.3       $   143.1            $ 324.2       $280.8
                                                         ========       =========            =======       ======
Operating income                                         $    5.8       $    10.5            $  19.5       $ 20.5
                                                         ========       =========            =======       ======
Income before income tax expense                         $    3.0       $     9.8            $  11.5       $ 19.2
                                                         ========       =========            =======       ======
Net income                                               $    1.1       $     5.4            $   5.5       $ 10.6
                                                         ========       =========            =======       ======


NOTE 5.  RELATED PARTY TRANSACTION

On June 27, 1995 the Company agreed to purchase up to 1.9 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 1.3 million shares were purchased on July 10, 1995 at $36 per share. The remaining .6 million shares may be purchased no later than December 31, 1996 at $36 per share plus an incremental increase of 6.5% per annum from the date of the agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

LIQUIDATION OF SIGNAL CAPITAL: The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, Itel sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993, $60 million in 1994 and $10 million through June 30, 1995. The $101 million portfolio of discontinued and assets held for sale at June 30, 1995 represents approximately 7.5% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had and continues to have discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, orderly liquidation of the remaining portfolio is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to Itel shareholders.

CASH FLOW: Consolidated net cash used by continuing operating activities was $11.6 million for the first six months of 1995 compared to $32.0 million for the same period in 1994. Consolidated net cash used by continuing operating activities in 1995 reflects a $45.7 million net working capital investment used to fund a $259 million increase in revenues compared to a $61.5 million working capital increase in 1994. Consolidated cash provided by net investing activities was $51.8 million for the first six months of 1995 versus $130.5 million for the same period in 1994. Consolidated investing activities in 1995 include proceeds of $72.6 million from the sale of the Company's investment in Energy and in 1994 includes $82.8 million of proceeds from the ANTEC Offering and $47.8 million from the sale of the Company's investment in Catellus.

Consolidated cash used for net financing activities was $30.8 million for the first six months of 1995 in comparison to $70.4 million for the first six months of 1994. The consolidated net financing activities in 1994 include the paydown of $221 million of subordinated debt. The consolidated net financing activities in 1995 and 1994 include $62.9 million and $13.2 million of treasury stock purchases, respectively. Net cash from discontinued operations and assets held for sale, was $9.7 million for the first six months of 1995 versus $2.1 million for the same period in 1994. Cash from discontinued operations and assets held for sale, net in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale.

FINANCINGS: On May 19, 1995, the Company converted its $115 million senior bank term loan to a revolver ("Corporate Revolver"). The Corporate Revolver is secured by the Company's investments in the capital stock of Anixter and ANTEC. The Corporate Revolver had no outstanding borrowings at June 30, 1995.

On March 24, 1995, the Company increased Anixter's secured domestic revolving line of credit to $425 million, lowered the interest rate spreads and extended the maturity to 2000. The revolving line of credit is non-recourse to Itel.

At June 30, 1995, in addition to the Corporate Revolver, $197 million was available under the bank revolving lines of credit at Anixter, of which $63 million was available to pay Itel for intercompany liabilities.

INTEREST: Consolidated net interest expense was $10.3 million and $14.0 million for the six months ended June 30, 1995 and 1994, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 70% of debt obligations at June 30, 1995 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the six months ended June 30, 1995 and 1994 was to increase interest expense by approximately $.4 million and $6.3 million, respectively.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $15.9 million and $7.7 million for the first six months of 1995 and 1994, respectively. Increase in Capital Expenditures is in support of international expansion, increase in Service offerings, enhanced logistical capabilities and infrastructure required by general volume growth.

RESULTS OF OPERATIONS

The Company has experienced increased revenues due to the continued growth of the North American communications and electrical wire and cable products and its continuing worldwide expansion. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, there can be no assurance of future financial performance. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, the Company's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from June 30, 1994 to June 30, 1995 primarily as a result of Itel's treasury stock purchases in 1994 and 1995. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

On June 27, 1995 the Company agreed to purchase up to 1.9 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 1.3 million shares were purchased on July 10, 1995 at $36 per share. The remaining .6 million shares may be purchased no later than December 31, 1996 at $36 per share plus an incremental increase of 6.5% per annum from the date of the agreement.

QUARTER ENDED JUNE 30, 1995: While operating income increased 54% to $25.7 million, income from continuing operations for the second quarter of 1995 decreased to $8.9 million compared with $16.8 million for the second quarter of 1994 due to special items related to asset dispositions and decreased Antec earnings. Income from continuing operations for the second quarter of 1995 includes a $1.8 million after-tax charge associated with the sale of the Company's investment in Energy. 1994 results include an $8.4 million after tax gain consisting of a $29.4 million after-tax gain on the Antec offering offset by a $21.0 million after-tax charge associated with the write-down of marketable equities. Net income was $8.9 million and $16.4 million in the first quarter of 1995 and 1994, respectively.

The Company's revenues during the second quarter of 1995 increased 28% to $542.0 million from $422.9 million in 1994 due to (1) the continued strong demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. Revenues by major geographic market are presented in the following table.

                                                      QUARTERS ENDED JUNE 30,
                                                    ---------------------------
                                                     1995                 1994
                                                     ----                 ----
                                                           (IN MILLIONS)
North America                                       $415.5               $333.2
Europe                                               105.0                 77.8
Asia and Latin America                                21.5                 11.9
                                                    ------               ------
                                                    $542.0               $422.9
                                                    ======               ======

The Company's gross profit increased to $136.1 million in the second quarter of 1995 from $106.1 million in the second quarter of 1994 which is consistent with the sales volume increase.

Operating expenses increased 24% to $108.9 million due to increased volume, increased spending for new service and logistic initiatives, principally in North America, and geographic expansion in Asia and Latin America. Spending on new initiatives and international expansion is planned to increase in future quarters.

Operating income increased 54% to $25.7 million in 1995 from $16.7 million in the second quarter of 1994. Operating income by major geographic market is presented in the following table.

                                                      QUARTERS ENDED JUNE 30,
                                                    --------------------------
                                                     1995                1994
                                                     ----                ----
                                                           (IN MILLIONS)
North America                                       $22.4                $15.5
Europe                                                5.0                  1.7
Asia and Latin America                               (1.7)                 (.5)
                                                    -----                -----
                                                    $25.7                $16.7
                                                    =====                =====

North America operating income increased due to volume related economies of scale somewhat offset by increased spending for new service and logistic initiatives. The significant increase in European profitability is due to volume related economies of scale and positive operating earnings contributions in most countries in 1995. Changes in currency exchange rates in the second quarter 1995 versus 1994 also contributed about $.7 million to the improvement in European operating results.

Consolidated net interest expense for the second quarter of 1995 declined to $5.4 million from $6.3 million in 1994 due to a reduction of high-cost corporate debt from the monetization of Itel's non-core assets partially offset by higher short-term interest rates and increased working capital borrowings.

The consolidated tax provision for the second quarter reflects an effective tax rate of 49.4% based on pre-tax book income adjusted for nondeductible amortization of goodwill and start up losses of foreign operations, primarily Asia and Latin America, which are not currently recognizable. The increase in the effective rate from 1994 is due to the sale of the Company's rail car leasing business in the second half of 1994 which exhausted virtually all previously existing NOL and ITC carryforwards.

SIX MONTHS ENDED JUNE 30, 1995: Increased operating income of $49.5 million, up 63% from the same period in 1994, was somewhat offset by losses on asset dispositions and decreased Antec earnings resulting in income from continuing operations for the first six months of 1995 of $20.0 million compared with $19.5 million for the first six months of 1994. Results in 1995 include a $1.8 million after-tax charge associated with the sale of the Company's investment in Energy while results in 1994 include a $5.2 million gain consisting of $29.4 million after-tax gain on the ANTEC Offering and a $24.2 million after-tax charge associated with the sale and write-down of marketable equity securities. Net income was $20.0 million and $18.2 million in the first six months of 1995 and 1994, respectively.

The Company's revenues during the first six months of 1995 increased 33% to $1,044.9 million from $785.7 million in 1994 due to (1) the continued strong demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. Revenues by major geographic market are presented in the following table.

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      1995             1994
                                                      ----             ----
                                                          (IN MILLIONS)
North America                                     $  800.2               $614.9
Europe                                               205.1                148.7
Asia and Latin America                                39.6                 22.1
                                                  --------               ------
                                                  $1,044.9               $785.7
                                                  ========               ======


Gross profit margins decreased to 25.2% from 25.5% in 1994 due to lower margins on North America Wire and Cable products and expansion markets, especially Asia, resulting from increased volume and market share.

Operating expenses increased 26% to $210.7 million due to increased volume, increased spending for new service and logistic initiatives, principally in North America, and geographic expansion in Asia and Latin America. Spending on new initiatives and international expansion is planned to increase in future quarters.

Operating income increased 63% to $49.5 million in 1995 from $30.4 million in the first six months of 1994. Operating income by geographic market is presented in the following table.

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      1995             1994
                                                      ----             ----
                                                          (IN MILLIONS)
North America                                       $42.4                $29.2
Europe                                               10.1                  2.6
Asia and Latin America                               (3.0)                (1.4)
                                                    -----                -----
                                                    $49.5                $30.4
                                                    =====                =====


North America operating income increased due to volume related economies of scale somewhat offset by increased spending for new service and logistic initiatives. The significant increase in European profitability is due to volume related economies of scale and positive operating earnings contributions in most countries in 1995. Changes in currency exchange rates in the first six months of 1995 versus 1994 contributed $1.2 million to improved European operating results.

Consolidated net interest expense for the first six months of 1995 declined to $10.3 million from $14.0 million in 1994 due to a reduction of high-cost corporate debt from the monetization of Itel's non-core assets partially offset by higher short-term interest rates and increased working capital borrowings.

The consolidated tax provision for the six months ended June 30, 1995 reflects an effective tax rate of 47.8% based on pre-tax book income adjusted for nondeductible amortization of goodwill and start up losses of foreign operations, primarily Asia and Latin America, which are not currently recognizable. The increase in the effective tax rate from the prior year period is due to the sale of the Company's rail car leasing business in the second half of 1994 which exhausted virtually all previously existing NOL and ITC carryforwards.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   4.1      Amended and Restated Credit Agreement, dated
                            May 19, 1995, among Itel Corporation, The Bank of New York, as Administrative Agent, and the other banks named therein.

                   10.1 Stock purchase agreement dated June 27, 1995 between Itel Corporation and Riverside Partners, SZRL Investments and Equity Holdings. (Incorporated by reference from Riverside Partners' Amendment No. 20 to its Schedule 13D, filed for an event on June 27, 1995, relating to the shares of Itel Corporation,
                            Exhibit 1.)

                   27.1     Financial Data Schedule

            (b)    Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION

Date:  August 9, 1995                   By:_____________________________________
                                                      Rod F. Dammeyer
                                           President and Chief Executive Officer

Date:  August 9, 1995                   By:_____________________________________
                                                     Dennis J. Letham
                                             Senior Vice President - Finance
                                               and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ITEL CORPORATION

Date:  August 9, 1995                   By:    /s/  Rod F. Dammeyer
                                           -------------------------------------
                                                    Rod F. Dammeyer
                                           President and Chief Executive Officer

Date:  August 9, 1995                   By:    /s/  Dennis J. Letham
                                           -------------------------------------
                                                    Dennis J. Letham
                                             Senior Vice President - Finance
                                               and Chief Financial Officer