Form 10-Q
period 1995-09-30
ANIXTER INTERNATIONAL INC
filed 1995-11-09
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

Commission file number 1-5989

                           ANIXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                        94-1658138
--------                                                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)


                            2 North Riverside Plaza
                                   Suite 1900
                            Chicago, Illinois  60606
             (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code:  (312) 902-1515

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

At October 31, 1995 there were 53,567,238 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                                      1995                    1994
                                                                                  --------------         ----------------
                                                                                   (UNAUDITED)
Current assets:
   Cash and equivalents                                                             $   18,300              $   14,200
   Accounts receivable (net of allowances for doubtful
      accounts of $7,500 and $6,000, respectively)                                     401,400                 325,900
   Inventories, primarily finished goods                                               325,200                 275,800
   Other assets                                                                          7,400                   4,900
                                                                                    ----------              ----------

      Total current assets                                                             752,300                 620,800

Property, at cost                                                                       91,400                  68,600
Accumulated depreciation                                                               (44,400)                (35,200)
                                                                                    ----------              ----------

   Net property                                                                         47,000                  33,400

Goodwill (net of accumulated amortization
   of $55,500 and $46,000 respectively)                                                183,400                 187,900
Discontinued and assets held for sale, net                                              52,300                 105,400
Marketable equity securities                                                                 -                  64,500
Investment in ANTEC                                                                     67,900                  69,500

Other assets                                                                            43,800                  29,400
                                                                                    ----------              ----------

                                                                                    $1,146,700              $1,110,900
                                                                                    ==========              ==========





   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                    SEPTEMBER 30,                 DECEMBER 31,
                                                                                         1995                        1994
                                                                                    --------------             ----------------
                                                                                     (UNAUDITED)
Current liabilities:
   Accounts payable                                                                   $  214,200                    $  186,200
   Accrued expenses                                                                      108,500                        79,100
                                                                                      ----------                    ----------
          Total current liabilities                                                      322,700                       265,300

Deferred taxes, net                                                                        3,800                         1,800
Other liabilities                                                                         21,500                        19,400

Long-term debt                                                                           316,900                       280,500
                                                                                      ----------                    ----------
          Total liabilities                                                              664,900                       567,000

Common stock repurchase commitment                                                        23,400                             -

Stockholders' equity:
   Common stock
                                                                                          53,600                        29,400
   Capital surplus                                                                       117,500                       262,500
   Retained earnings                                                                     298,400                       269,300
   Cumulative translation adjustments                                                    (11,100)                      (10,100)
                                                                                      ----------                    ----------
                                                                                         458,400                       551,100
   Unrealized loss on marketable equity securities
    (net of deferred income taxes)                                                             -                        (7,200)
                                                                                      ----------                    ----------
          Total stockholders' equity                                                     458,400                       543,900
                                                                                      -----------                   ----------
                                                                                      $1,146,700                    $1,110,900
                                                                                      ==========                    ==========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE-MONTH PERIODS                  NINE-MONTH PERIODS
                                                                    ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                               ----------------------------         ----------------------------
                                                                 1995               1994               1995              1994
                                                               --------           --------           --------          --------
Revenues                                                       $ 571,100          $ 456,300       $ 1,616,000          $1,242,000

Cost of goods sold                                              (429,200)          (344,400)       (1,210,900)           (929,600)
                                                               ---------          ----------      -----------          ----------
Gross profit                                                     141,900            111,900           405,100             312,400

Operating expenses                                              (114,100)           (90,500)         (324,800)           (257,600)
Amortization of goodwill                                          (1,500)            (1,500)           (4,500)             (4,500)
                                                               ---------          ----------      -----------          ----------
Operating income                                                  26,300             19,900            75,800              50,300

Interest expense and other, net                                   (6,000)            (4,700)          (16,300)            (18,700)
Equity (loss) earnings in ANTEC                                   (3,600)             1,800            (1,500)              7,200
Non-recurring item - ANTEC Offering                                    -                  -                 -              48,200
Marketable equity securities losses                                    -                  -            (3,000)            (39,600)
                                                               ---------          ---------       -----------          ----------
Income from continuing
  operations before income taxes                                  16,700             17,000            55,000              47,400

Income tax expense                                                (7,600)            (6,300)          (25,900)            (17,200)
                                                               ---------          ---------       -----------          ----------

Income from continuing
  operations                                                       9,100             10,700            29,100              30,200

Income from discontinued
  operations (net of related taxes)                                    -            205,000                 -             203,700
                                                               ---------          ---------       -----------          ----------

Net income                                                     $   9,100          $ 215,700       $    29,100          $  233,900
                                                               =========          =========       ===========          ==========
Income per common and common
  equivalent share:
    Continuing operations                                      $     .17          $     .17       $       .52          $      .47
    Net income                                                 $     .17          $    3.44       $       .52          $     3.60
                                                               =========          =========       ===========          ==========
Weighted average common and
  common equivalent shares                                        53,800             62,800            56,200              65,000
                                                               =========          =========       ===========          ==========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE-MONTH PERIODS
                                                                                        ENDED SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                    1995                1994
                                                                                   ------              ------
Operating activities:
   Income from continuing operations                                             $  29,100             $  30,200
   Adjustments to reconcile income from continuing
      operations to net cash provided (used) by continuing
      operating activities:
         Depreciation                                                               11,000                 7,000
         Amortization of goodwill                                                    4,500                 4,500
         Deferred income tax expense                                                 2,000                16,400
         Non-recurring item - ANTEC Offering                                             -               (48,200)
         Loss on sale of marketable equity securities                                3,000                39,600
         Equity loss (earnings) in ANTEC                                             1,500                (7,200)
         Non-cash financing expense                                                    600                 3,000
         Other, net                                                                  2,600                 6,400
         Changes in current assets and liabilities, net                            (82,600)              (86,400)
                                                                                 ---------             ---------
      Net cash used by continuing operating
         activities                                                                (28,300)              (34,700)
   Discontinued operations and assets held for sale, net                            58,400                48,500
                                                                                 ---------             ---------
      Net cash provided by operating activities                                     30,100                13,800

Investing activities:
   Sales of marketable equity securities                                            72,600                47,800
   Purchases of property, net                                                      (24,200)              (12,000)
   Sale of ANTEC common stock                                                            -                82,800
   Other, net                                                                       (4,800)               12,500
                                                                                 ---------             ---------
      Net investing activities                                                      43,600               131,100
                                                                                 ---------             ---------
      Net cash provided before financing activities                                 73,700               144,900

Financing activities:
   Borrowings                                                                      597,800               787,800
   Reductions in borrowings                                                       (564,600)             (845,500)
   Purchases of treasury stock                                                    (108,400)              (77,600)
   Proceeds from issuance of common stock                                            6,700                 7,700
   Other, net                                                                       (1,100)               (3,700)
                                                                                 ---------             ---------
      Net financing activities                                                     (69,600)             (131,300)
                                                                                 ---------             ---------
Cash provided                                                                        4,100                13,600
Cash and equivalents at beginning of period                                         14,200                31,000
                                                                                 ---------             ---------
Cash and equivalents at end of period                                            $  18,300             $  44,600
                                                                                 =========             =========

Supplemental cash flow information:
   Interest paid (including allocations to discontinued
      operations in 1994) during the period                                      $  18,100             $  41,700
                                                                                 =========             =========
   Income taxes paid during the period                                           $  15,600             $   2,800
                                                                                 =========             =========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: On August 31, 1995 Itel Corporation amended its certificate of incorporation to change its name to Anixter International Inc. ("Int'l."). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Itel Corporation's ("Itel") Annual Report on Form 10-K for the year ended December 31, 1994. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is engaged in the sales of networking products for voice, data, and video applications, and electrical power wire and cable products.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Int'l. and its subsidiaries (collectively "the Company") after elimination of intercompany transactions.

Income per share: All share and per share data have been adjusted to reflect the two-for-one stock split paid October 25, 1995 to stockholders of record September 22, 1995.

NOTE 2.  DISCONTINUED AND ASSETS HELD FOR SALE

In July 1994, the Company sold 99.5% of its remaining interests in its railcars for $35 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The notes receivable were not due until the end of 1998; however, the buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the railcars was sold in October for cash of approximately $1 million. The net gain on the sale of the Company's entire interest in railcars was approximately $205 million. The total cash proceeds of approximately $205 million were used to: (1) repay the $150 million Corporate senior bank term loan ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which remained after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

NOTE 3.  MARKETABLE EQUITY SECURITIES LOSSES

In the second quarter of 1995, the Company recorded a $1.8 million after-tax loss on the sale of its investment in Santa Fe Energy Resources, Inc. ("Energy"). In the second quarter of 1994, the Company wrote down the value of its investment in Energy equity securities by $21.0 million after-tax. Also, in the first quarter of 1994, the Company recorded a $3.2 million after-tax loss on the sale of its investment in Catellus Development Corporation ("Catellus").

NOTE 4.  NON-RECURRING ITEMS

Non-recurring items in 1994 reflect a $29.4 million after-tax gain on the public offering of shares of common stock of ANTEC Corporation ("ANTEC Offering"). In the second quarter of 1994 the Company sold 4.0 million shares of ANTEC common stock at $21.75 per share resulting in net proceeds of approximately $83 million. The Company has provided income taxes relating to the recognized pre-tax book gain.

NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at September 30, 1995 and 1994 was 30% and 33% respectively. This investment is accounted for under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1995             1994
                                                                 --------           -------
                                                                (UNAUDITED)
                                                                        (IN MILLIONS)
Assets:
   Current assets                                                   $ 262.7             $ 234.2
   Property, net                                                       28.2                22.4
   Goodwill                                                           164.9               167.4
   Other assets                                                        21.9                14.0
                                                                    -------             -------
                                                                    $ 477.7             $ 438.0
                                                                    =======             =======
Liabilities and Shareholders' Equity:
   Current liabilities                                              $ 106.6             $  83.1
   Long-term debt                                                     145.9               125.2
   Shareholders' equity                                               225.2               229.7
                                                                    -------             -------
                                                                    $ 477.7             $ 438.0
                                                                    =======             =======

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE-MONTH PERIODS              NINE-MONTH PERIODS
                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                    ----------------------------      -------------------------
                                                         1995        1994                 1995         1994
                                                        ------     --------              ------       ------
                                                                           (IN MILLIONS)
Revenues                                              $ 165.5        $ 138.1            $ 489.7     $ 418.9
                                                      =======        =======            =======     =======

Operating income (loss)                               $ (15.9)       $   9.6            $   1.2     $  30.2
                                                      =======        =======            =======     =======

Income (loss) before
  income tax expense                                  $ (18.6)       $   8.3            $  (7.1)    $  27.5
                                                      =======        =======            =======     =======

Net income (loss)                                     $ (11.9)       $   4.6            $  (6.5)    $  15.2
                                                      =======        =======            =======     =======



During the third quarter of 1995, ANTEC recorded a pre-tax nonrecurring charge of $21.7 million resulting in a third quarter and nine month year to date net loss of $11.9 million and $6.5 million, respectively compared to income of $4.6 million and $15.2 million in the comparable 1994 periods. Using the equity method of accounting for the Company's ownership in ANTEC the Company's earnings per share were reduced by 4 cents and 2 cents per share in the third quarter and year to date 1995 versus an increase in earnings per share of 1 cent and 7 cents, respectively in the prior year periods.

Subsequent to September 30, 1995, the Company purchased .4 million additional shares of ANTEC stock increasing the investment from 30.3% to 31.9%.

NOTE 6.  RELATED PARTY TRANSACTION

On June 27, 1995 the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995 at $18 per share. The remaining 1.3 million shares may be purchased no later than December 31, 1996 at $18 per share plus an incremental increase of 6.5% per annum from the date of the agreement. The purchase of the remaining shares has been reflected as Common stock repurchase commitment in the consolidated financial statements.

NOTE 7.  STOCKHOLDER'S EQUITY

On August 31, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend paid October 25, 1995, to stockholders of record September 22, 1995. This transaction increased the number of outstanding shares from approximately 26.8 million to 53.6 million. All share and per share data have been adjusted to reflect this split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

LIQUIDATION OF SIGNAL CAPITAL: The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993, $60 million in 1994 and $59 million through September 30, 1995. The remaining portfolio of discontinued and assets held for sale at September 30, 1995 represents approximately 4.6% of the original acquired Signal Capital portfolio. The acquired Signal Capital portfolio is being liquidated and no material amounts of new loans or investments are being made by Signal Capital. The Company has had discussions with third parties for the sale of substantial portions of the acquired Signal Capital portfolio of loans and leases. Absent such transactions, orderly liquidation of the remaining portfolio is expected to continue over approximately the next two years. The Company continues to reduce the acquired Signal Capital portfolio in an orderly manner that maximizes its value to the Company's shareholders.

CASH FLOW: Consolidated net cash used by continuing operating activities was $28.3 million for the first nine months of 1995 compared to $34.7 million for the same period in 1994. Consolidated net cash used by continuing operating activities in 1995 reflects an $82.6 million net working capital investment used to fund a $374 million increase in revenues compared to a $86.4 million working capital increase in 1994. Consolidated cash provided by net investing activities was $43.6 million for the first nine months of 1995 versus $131.1 million for the same period in 1994. Consolidated investing activities in 1995 include proceeds of $72.6 million from the sale of the Company's investment in Energy and in 1994 includes $82.8 million of proceeds from the ANTEC Offering and $47.8 million from the sale of the Company's investment in Catellus.

Consolidated cash used for net financing activities was $69.6 million for the first nine months of 1995 in comparison to $131.3 million for the first nine months of 1994. The consolidated net financing activities in 1994 include the paydown of $221 million of subordinated debt. The consolidated net financing activities in 1995 and 1994 include $108.4 million and $77.6 million of treasury stock purchases, respectively. Net cash from discontinued operations and assets held for sale, was $58.4 million for the first nine months of 1995 versus $48.5 million for the same period in 1994. Cash from discontinued operations and assets held for sale, net in both periods reflects cash received principally from the reduction of Signal Capital assets which are held for sale, and in 1994, the receipt of $35 million on the sale of the Company's remaining interest in its railcar leasing business.

FINANCINGS: On May 19, 1995, the Company converted its $115 million senior bank term loan to a revolver ("Corporate Revolver"). The Corporate Revolver is secured by the Company's investments in the capital stock of Anixter and ANTEC. The Corporate Revolver had no outstanding borrowings at September 30, 1995.

On March 24, 1995, the Company increased Anixter's secured domestic revolving line of credit to $425 million, lowered the interest rate spreads and extended the maturity to 2000. The revolving line of credit is non-recourse to Int'l.

At September 30, 1995, in addition to the Corporate Revolver, $210 million was available under the bank revolving lines of credit at Anixter, of which $90 million was available to pay Int'l. for intercompany liabilities.

INTEREST: Consolidated net interest expense was $16.3 million and $18.7 million for the nine months ended September 30, 1995 and 1994, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 70% of debt obligations at September 30, 1995 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the nine months ended September 30, 1995 and 1994 was to increase interest expense by approximately $.7 million and $8.0 million, respectively.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $24.2 million and $12.0 million for the first nine months of 1995 and 1994, respectively. Increase in capital expenditures is in support of international expansion, increase in service offerings, enhanced logistical capabilities and infrastructure required by general volume growth.

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

EARNINGS PER SHARE: On August 31, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend paid October 25, 1995, to stockholders of record September 22, 1995. This transaction increased the number of outstanding shares from approximately 26.8 million to 53.6 million. All share and per share data have been adjusted to reflect this split.

Weighted average common and common equivalent shares outstanding decreased from September 30, 1994 to September 30, 1995 primarily as a result of the Company's treasury stock purchases in 1994 and 1995. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

On June 27, 1995 the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995 at $18 per share. The remaining 1.3 million shares may be purchased no later than December 31, 1996 at $18 per share plus an incremental increase of 6.5% per annum from the date of the agreement. The purchase of the remaining shares has been reflected as Common stock repurchase commitment in the consolidated financial statements.

During the third quarter of 1995, ANTEC recorded a pre-tax nonrecurring charge of $21.7 million resulting in a third quarter and nine month year to date net loss of $11.9 million and $6.5 million, respectively compared to income of $4.6 million and $15.2 million in the similar 1994 periods. Using the equity method of accounting for the Company's ownership in ANTEC this charge reduced the Company's earnings per share by 4 cents and 2 cents per share in the third quarter and year to date 1995 versus an increase in earnings per share of 1 cent and 7 cents, respectively in the prior year periods.

Subsequent to September 30, 1995, the Company purchased .4 million additional shares of ANTEC stock increasing the investment from 30.3% to 31.9%.

QUARTER ENDED SEPTEMBER 30, 1995: Despite a 32% increase in operating income to $26.3 million in the third quarter, income from continuing operations dropped to $9.1 million from $10.7 million in 1994 primarily due to the Company's equity in ANTEC earnings, which decreased significantly as a result of the one-time reorganization charge recorded in the third quarter by ANTEC. This charge had no effect on the cash flow of the Company and the current market value of the Company's investment in ANTEC remains in excess of the carrying value. Net income for the three months ended September 30, 1995 was $9.1 million compared to $215.7 million in 1994 due primarily to the sale of the Company's remaining interest in its railcars in July 1994 for $204.5 million after tax gain.

The Company's revenues during the third quarter of 1995 increased 25% to $571.1 million from $456.3 million in 1994 due to (1) the continued strong demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. Revenues by major geographic market are presented in the following table.

                                                                                   QUARTERS ENDED SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       1995             1994
                                                                                       ----             ----
                                                                                           (IN MILLIONS)
North America                                                                        $439.9           $364.8
Europe                                                                                106.0             76.0
Asia and Latin America                                                                 25.2             15.5
                                                                                     ------           ------
                                                                                     $571.1           $456.3
                                                                                     ======           ======

The Company's gross profit increased to $141.9 million in the third quarter of 1995 from $111.9 million in the third quarter of 1994 which is consistent with the sales volume increase.

Operating expenses increased 26% to $114.1 million due to increased volume, increased spending for new service and logistic initiatives, principally in North America, and geographic expansion in Asia and Latin America. Spending on new initiatives and international expansion is planned to increase in future quarters.

Operating income increased 32% to $26.3 million in 1995 from $19.9 million in the third quarter of 1994. Operating income by major geographic market is presented in the following table.

                                                                                   QUARTERS ENDED SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                        1995          1994
                                                                                      -------       --------
                                                                                          (IN MILLIONS)
North America                                                                            $23.6         $18.4
Europe                                                                                     4.5           1.6
Asia and Latin America                                                                    (1.8)          (.1)
                                                                                         -----         -----
                                                                                         $26.3         $19.9
                                                                                         =====         =====


North America operating income increased due to volume related economies of scale somewhat offset by increased spending for new service and logistic initiatives. The significant increase in European profitability is due to volume related economies of scale and positive operating earnings contributions in most countries in 1995. Changes in currency exchange rates in the third quarter 1995 versus 1994 reduced operating results in Europe by about $.4 million. Increased losses in Asia and Latin America are due to geographic expansion, opening of new offices and staff increases.

Consolidated net interest expense for the third quarter of 1995 increased to $6.0 million from $4.7 million in 1994 due to increased working capital borrowings and costs of the stock purchase program partially offset by lower all in interest rates.

The consolidated tax provision for the third quarter reflects an effective tax rate of 45.5% based on pre-tax book income adjusted for goodwill amortization and start up losses in certain international businesses which are not currently deductible and for which no anticipated future tax benefit has been recorded. The increase in the effective rate from 1994 is due to the absence in 1995 of certain non-recurring tax benefits associated with the secondary offering of ANTEC which occurred in 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995: Increased operating income of $75.8 million, up 50% from the same period in 1994, was somewhat offset by losses on asset dispositions and the Company's equity interest in Antec losses which resulted in income from continuing operations for the first nine months of 1995 of $29.1 million compared with $30.2 million for the first nine months of 1994. Results in 1995 include a $1.8 million after-tax charge associated with the sale of the Company's investment in Energy while results in 1994 include a $5.2 million gain consisting of $29.4 million after-tax gain on the ANTEC Offering and a $24.2 million after-tax charge associated with the sale and write-down of marketable equity securities. Net income was $29.1 million and $233.9 million in the first nine months of 1995 and 1994, respectively due primarily to the sale of the Company's remaining interest in its railcars in July 1994 for $204.5 million after tax gain.

The Company's revenues during the first nine months of 1995 increased 30% to $1,616.0 million from $1,242.0 million in 1994 due to (1) the continued strong demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. Revenues by major geographic market are presented in the following table.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                    1995            1994
                                                                                    ----            ----
                                                                                       (IN MILLIONS)
North America                                                                   $1,240.1           $979.6
Europe                                                                             311.1            224.7
Asia and Latin America                                                              64.8             37.7
                                                                                --------         --------
                                                                                $1,616.0         $1,242.0
                                                                                ========         ========

The Company's gross profit increased to $405.1 million for the first nine months of 1995 from $312.4 million for the same period of 1994 which is consistent with the sales volume increase.

Operating expenses increased 26% to $324.8 million due to increased volume, increased spending for new service and logistic initiatives, principally in North America, and geographic expansion in Asia and Latin America. Spending on new initiatives and international expansion is planned to increase in future quarters.

Operating income increased 50% to $75.8 million in 1995 from $50.3 million in the first nine months of 1994. Operating income by major geographic market is presented in the following table.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                     1995          1994
                                                                                    ------        ------
                                                                                       (IN MILLIONS)
North America                                                                       $66.0          $47.5
Europe                                                                               14.6            4.3
Asia and Latin America                                                               (4.8)          (1.5)
                                                                                    -----          -----
                                                                                    $75.8          $50.3
                                                                                    =====          =====

North America operating income increased due to volume related economies of scale somewhat offset by increased spending for new service and logistic initiatives. The significant increase in European profitability is due to volume related economies of scale and positive operating earnings contributions in most countries in 1995. Changes in currency exchange rates in the first nine months of 1995 versus 1994 contributed $.8 million to improved European operating results.

Consolidated net interest expense for the first nine months of 1995 declined to $16.3 million from $18.7 million in 1994 due to the extinguishment of high-cost corporate debt from the monetization of the Company's non-core assets in the first half of 1994 partially offset by the cost of funding the stock purchase program and increased working capital borrowings.

The consolidated tax provision for the nine months ended September 30, 1995 reflects an effective tax rate of 47.1% based on pre-tax book income adjusted for goodwill amortization and start up losses in certain international businesses which are not currently deductible and for which no anticipated future tax benefit has been recorded. The increase in the effective tax rate from the prior year period is due to the absence in 1995 of certain non-recurring tax benefits associated with the secondary offering of ANTEC which occurred in 1994.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held August 31, 1995 authorization to change the name of the Company to Anixter International Inc. was approved by a vote of 21,188,546 shares "For", 94,982 shares "Against" and 21,179 shares "Abstain."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits
                  3.1 Amendment to Certificate of incorporation of Anixter International Inc. dated August 31, 1995.


                  27.1 Financial Data Schedule


           (b)    Reports on Form 8-K


                  On August 31, 1995 Itel filed a report on Form 8-K stating that the certificate of incorporation had been amended to change the name of the company to Anixter International Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.

Date:  November 10, 1995              By:
       -----------------                  -------------------------------------
                                                       Rod F. Dammeyer
                                          President and Chief Executive Officer

Date:  November 10, 1995              By:
       -----------------                  -------------------------------------
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

                           ANIXTER INTERNATIONAL INC.

Date:  November 10, 1995              By:        /s/ Rod F. Dammeyer
       -----------------                  -------------------------------------
                                                     Rod F. Dammeyer
                                          President and Chief Executive Officer

Date:  November 10, 1995              By:        /s/ Dennis J. Letham
       -----------------                  -------------------------------------
                                                     Dennis J. Letham
                                            Senior Vice President - Finance
                                              and Chief Financial Officer