Form 10-K
period 1995-12-31
ANIXTER INTERNATIONAL INC
filed 1996-03-15
CIK 52795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934..............FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                Yes  X   No
                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $705,000,000 as of March 11, 1996.

At March 11, 1996, 52,175,000 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into
Part III. This document consists of 112 pages. Exhibit List begins on page 35.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ---
PART I.
Item 1.              Business of the Company...............................................   3
Item 2.              Properties............................................................   5
Item 3.              Legal Proceedings.....................................................   5
Item 4.              Submission of Matters to a Vote of Security Holders...................   5
                     Executive Officers of the Registrant..................................   6
PART II.
Item 5.              Market for the Registrant's Common Stock and Related Stockholder
                       Matters.............................................................   7
Item 6.              Selected Financial Data...............................................   8
Item 7.              Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...............................................   9
Item 8.              Consolidated Financial Statements and Supplementary Data..............  14
Item 9.              Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure................................................  14
PART III.
Item 10.             Directors and Executive Officers of the Registrant....................  34
Item 11.             Executive Compensation................................................  34
Item 12.             Security Ownership of Certain Beneficial Owners and Management........  34
Item 13.             Certain Relationships and Related Transactions........................  34
PART IV.
Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  34

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

     Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter"). As of December 31, 1995 the Company also owned approximately 31% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company.

     In 1995 the Company largely completed its strategy of selling its non-core businesses and investments including the sale of its 9% investment in the common stock of Santa Fe Energy Resources, Inc. ("Energy").

     In 1994, the Company sold its remaining interests in its rail car leasing business conducted by Itel Rail Corporation ("Rail"). In 1994, 1993 and 1992, the Company sold all of its other transportation services assets. In 1991, the Company sold the distribution services business previously conducted by Itel Distribution Systems, Inc. ("Itel Distribution") and all the stock of Great Lakes International, Inc. which together with its subsidiaries (collectively "Great Lakes") was engaged in heavy marine construction, primarily dredging. For information about the 1994 and 1993 sales see Item 7--Financial Liquidity and Capital Resources--Asset Sales and Other Dispositions and Note 3 of the Notes to the Consolidated Financial Statements.

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

     At December 31, 1995, the Company and its subsidiaries employed approximately 5,100 persons. For information on segment and geographic data see
Note 15 of the Notes to the Consolidated Financial Statements.

OPERATIONS

     Anixter is a leading supplier of wiring systems, networking and internetworking products for voice, data and video networks and electrical power applications in North America, Europe, Asia and Latin America. Anixter stocks and/or sells a full line of these products from a network of 85 locations in the United States, 19 in Canada, 17 in the United Kingdom, 28 in Continental Europe, 10 in Latin America, 6 in Australia, and 11 in Asia. Anixter sells approximately 80,000 products to over 60,000 active customers and works with over 2,000 suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,600.

     The products sold by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, as well as active data components for networking applications. Anixter sells products that are incorporated in local area networks ("LANs"), and the internetworking of LANs to form wide area networks ("WANs"). Anixter's products also include electrical wiring systems products used for the transmission of electrical energy and control/monitoring of industrial processes.

     Increasingly, the Company's end user customer base is seeking complete solutions to their network infrastructure needs as opposed to just purchasing networking products. Therefore, in some circumstances Anixter is providing network design advice through its sales engineers prior to major sales commitments as well as project management, staging and configuration during customer project implementation, and customer training. On a post sale basis Anixter provides network trouble shooting, maintenance and warranty services. Anixter service offerings do not include cable system installation, application software development or the provision of terminal devices. The Company has designed its services to be compatible with and not competitive to the principal activities of its reseller customer base.

     Prior to 1989, Anixter's operations were primarily limited to North America and the United Kingdom. In 1989, Anixter made a major commitment to expand its operations into the international voice, data and video communications markets. Since then, Anixter has opened businesses throughout Western Europe and in significant markets in the Pacific Rim (other than Japan and Korea) and Latin America. While most of the European businesses have achieved operating profits, the Pacific Rim and Latin American expansion programs are considered to be in the start-up mode.

     An important element of Anixter's business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 47% of the Company's purchases in 1995 were from its five largest suppliers.

     Anixter's ability to cost effectively serve its customers' needs is possible through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, the Company operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of the Company's stock units and are to a certain degree specialized by broad product category. Some smaller warehouses are also maintained to provide for the local pick up needs of customers in certain cities. Anixter has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations.

     The combination of its information systems, distribution network and delivery partnerships allows Anixter to provide a high level of customer services while maintaining a reasonable level of investment in inventory and facilities.

     Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies. To guard against inventory obsolescence, Anixter has negotiated various return and price protection agreements with its key suppliers. Although Anixter's relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on Anixter's business but would not have a lasting impact since comparable products are available from alternate sources.

INVESTMENT IN ANTEC

     In 1993, the Company's interest in ANTEC was reduced from 100% to 53% in an initial public offering of ANTEC common stock. In 1994, the Company's interest was further reduced to 30% in a second public offering. In 1995, the Company purchased .4 million shares of ANTEC common stock increasing its investment to 31%.

     As of December 31, 1995 and 1994, the Company's interest in ANTEC was approximately 31% and 30%, respectively. Effective January 1, 1994, the Company reflects ANTEC as an equity investment in the consolidated financial statements. As of December 31, 1995, the market value of the Company's 7,113,500 shares of ANTEC was $128 million compared with a carrying value of $73.7 million. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant.

     ANTEC is a communications technology company, specializing in the design and engineering of hybrid fiber/coax (HFC) broadband networks and the manufacturing, materials management and distribution of products for these networks.

     Approximately 70% of ANTEC's consolidated sales for the year ended December 31, 1995 came from sales to the domestic cable industry. Demand for these products depends primarily on capital spending for constructing, rebuilding, maintaining or upgrading domestic cable television systems. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, ANTEC's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services competition and technology, and real or perceived trends or uncertainties in these factors. The impact of the new telecommunications legislation, which among other things, will allow long-distance carriers, local phone companies and cable companies to provide similar services across their networks is not known. Technological developments are occurring rapidly in the communications industry and, the effects of such developments are uncertain.

     The domestic cable industry is highly concentrated with over 75% of U.S. domestic subscribers being served by approximately twenty-five major multi-system operators ("MSO's"). In 1995, over 50% of ANTEC's revenues were obtained from sales to the twenty-five largest MSO's. A significant portion of ANTEC's revenue is derived from sales to Tele-Communications, Inc. aggregating $126.8 million, $151.6 million, and $146.1 million for the years ended December 31, 1995, 1994, and 1993, respectively.

     All aspects of ANTEC's business are highly competitive. ANTEC competes with national, regional and local manufacturers, distributors and wholesalers, including companies larger than ANTEC, such as General Instrument Corporation and Scientific-Atlanta, Inc. Various manufacturers who are suppliers to ANTEC sell directly as well as through distributors into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors are entering the cable market. Many of ANTEC's competitors or potential competitors are substantially larger and have greater resources than ANTEC. The principal methods of competition are product differentiation, performance and quality; price and terms; and service, technical and administrative support.

ASSETS HELD FOR SALE

     The principal assets held for sale at December 31, 1995 are those of Signal Capital. The finance business of Signal Capital has been classified as assets held for sale in the Company's consolidated financial statements since its acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993, $60 million in 1994 and $67 million in 1995. The $35 million net portfolio at December 31, 1995 represents approximately 2% of the original acquired Signal Capital portfolio. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

ITEM 2. PROPERTIES.

     Most of the Company's facilities are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1995, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 14, 1996, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Kirk Brewer, 40.............  Senior Vice President--Corporate & Investor Relations of the
                              Company since February 1992; Midwest Officer and Managing
                              Director of Georgeson & Co. from 1989 to February 1992.
Rod F. Dammeyer, 55.........  Chief Executive Officer, President and Director of the Company
                              since January 1993; President and Director of the Company from
                              1985 to 1993.
John A. Dul, 35.............  Assistant Secretary of the Company since May 1995; General
                              Counsel and Secretary of Anixter since January 1996; Associate
                              General Counsel and Secretary from July 1994 to January 1996;
                              Associate General Counsel and Assistant Secretary from May 1993 to July 1994; Associate General Counsel from January 1990 to
                              May 1993.
James M. Froisland, 45......  Vice President--Controller of the Company since February 1996;
                              Vice President--Corporate Controller of Budget Rent a Car
                              Corporation from March 1992 to February 1996; Vice President
                              Finance and Chief Financial Officer of Allsteel Inc., from
                              August 1990 to March 1992; Corporate Controller and Director of
                              Management Information Systems of the Haagen-Dazs Company, a
                              subsidiary of The Pillsbury Company from October 1988 to August
                              1990.
Robert W. Grubbs Jr., 39....  President and Chief Executive Officer of Anixter since July
                              1994; President Anixter U.S.A. from August 1993 to July 1994;
                              Executive Vice President, Sales and Marketing of Anixter from
                              August 1992 to August 1993; Senior Vice President Southeastern
                              Group of Anixter from May 1989 to August 1992.
James E. Knox, 58...........  Senior Vice President, General Counsel and Secretary of the
                              Company since 1986.
Dennis J. Letham, 44........  Chief Financial Officer, Senior Vice President--Finance of the
                              Company since January 1995; Chief Financial Officer, Executive
                              Vice President of Anixter since July 1993; Chief Financial
                              Officer, Vice President of National Intergroup, Inc. from March
                              1991 to July 1993; Chief Financial Officer, Senior Vice
                              President of FoxMeyer, Inc from September 1990 to July 1993;
                              Vice President--Controller of National Intergroup, Inc. from
                              1989 to March 1991.
James A. Loudon, 52.........  Vice President--Treasurer of the Company and Anixter since
                              February 1996; Vice President--Controller of the Company from
                              March 1995 to February 1996; Vice President--Controller of
                              Anixter from January 1994 to February 1996; Vice
                              President--Treasurer of Anixter from February, 1988 to January,
                              1994.
Philip F. Meno, 37..........  Vice President--Taxes of the Company since May 1993; Director of Taxes from January 1990 to May 1993; Tax Manager from 1986 to January 1990.
Samuel Zell, 54.............  Chairman of the Board of Directors of the Company since January
                              1993; Chairman of the Board of Directors and Chief Executive
                              Officer of the Company from 1985 to 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

A. MARKET INFORMATION

     Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE.

B. STOCK PRICES

     The following table sets forth the high and low sales prices for the Common Stock on the NYSE.

                                                                     HIGH       LOW
                                                                     ----       ---
          1994

            First Quarter..........................................  $15       $12 3/8

            Second Quarter.........................................   15 3/4    11 1/2

            Third Quarter..........................................   17 11/16  15 5/8

            Fourth Quarter.........................................   18 1/8    15 15/16

          1995

            First Quarter..........................................  $19 5/16  $16 3/4

            Second Quarter.........................................   20 3/16   17 1/4

            Third Quarter..........................................   22 1/16   18 9/16

            Fourth Quarter.........................................   20 7/8    16 3/4

          1996

            First Quarter (through March 11, 1996).................  $20       $16 7/8

C. DIVIDENDS ON COMMON STOCK

     The Company has not paid cash dividends on its Common Stock since 1979. On August 10, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend paid October 25, 1995, to stockholders of record September 22, 1995. This transaction increased the number of outstanding shares from approximately 26.8 million to 53.6 million. All share and per share data have been adjusted to reflect this split.

D. NUMBER OF HOLDERS OF COMMON STOCK

     There were approximately 5,700 holders of record of the Common Stock as of March 11, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1995       1994       1993       1992       1991
                                                           --------   --------   --------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations(a):
  Revenues --Anixter.....................................  $2,194.8   $1,732.6   $1,328.6   $1,163.6   $1,025.8
            --ANTEC......................................        --         --      427.6      301.0      258.3
                                                           --------   --------   --------   --------   --------
  Consolidated revenues..................................  $2,194.8   $1,732.6   $1,756.2   $1,464.6   $1,284.1
                                                           ========   ========   ========   ========   ========
  Operating income--Anixter and all other................  $   99.6   $   69.8   $   45.8   $   30.5   $   25.7
                  --ANTEC................................        --         --       22.4       12.1        7.3
                                                           --------   --------   --------   --------   --------
  Consolidated operating income..........................  $   99.6   $   69.8   $   68.2   $   42.6   $   33.0
                                                           ========   ========   ========   ========   ========
  Interest expense and other, net........................  $  (21.6)  $  (27.1)  $  (58.9)  $  (77.9)  $  (67.5)
  Equity in income (loss) of ANTEC.......................       (.6)       7.9         --         --         --
  Non-recurring items, net(b)............................        --       59.0       71.8         --         --
  Marketable equity securities losses, principally
    write-downs(c).......................................      (3.0)     (39.6)     (25.0)     (25.0)     (79.4)
  Income (loss) from continuing operations...............      39.1       46.2       28.8      (45.8)     (67.5)
  Income (loss) from discontinued operations.............        --      200.7      (14.0)     (38.1)       3.0
  Extraordinary items, net(d)............................        --         --      (16.0)     (20.4)       8.8
  Net income (loss)......................................  $   39.1   $  246.9   $   (1.2)  $ (104.3)  $  (55.7)
  Income (loss) per common and common equivalent
    share(g):
      Continuing operations..............................  $    .71   $    .72   $    .43   $   (.89)  $  (1.07)
      Before extraordinary items.........................       .71       3.85        .20      (1.55)     (1.03)
      Net income (loss)..................................       .71       3.85       (.07)     (1.90)      (.90)
Financial position at December 31(a):
  Total assets...........................................  $1,184.7   $1,110.9   $1,380.6   $1,436.2   $2,395.8
  Total debt.............................................     333.7      280.5      494.8      725.6    1,426.9
  Stockholders' equity(e)(f).............................     449.0      543.9      405.3      367.3      563.6
  Book value per common and common equivalent
    share(f)(g)..........................................  $   8.77   $   9.25   $   6.14   $   5.05   $   7.48
  Weighted average common and common equivalent
    shares(g)............................................    55.410     64.090     60.264     58.170     68.880

---------------
Notes:

(a) Due to the 1994 sale of 4.0 million shares of ANTEC (see Note 1 of the Notes to the Consolidated Financial Statements), all 1995 and 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of the Company.

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

(c) In 1994, 1993, 1992 and 1991, the Company wrote down the value of its investments in marketable equity securities by $34.4 million, $25.0 million, $25.0 million and $50.0 million, respectively. The remaining $5.2 million pre-tax charge in 1994 relates to the loss on sale of the Company's investment in Catellus. The remaining $29.4 million pre-tax charge in 1991 relates to the loss on sale of the Company's investment in Santa Fe. The remaining marketable securities were sold in 1995 resulting in a pre-tax loss of $3 million.

(d) Extraordinary items in 1993, 1992 and 1991 represent the gain/(loss), net of related income taxes, on early extinguishment of senior and subordinated debt at the Company and its subsidiaries.

(e) Stockholders' equity reflects treasury stock purchases of $129.2 million, $138.9 million, $.3 million, $114.3 million and $147.4 million in 1995, 1994, 1993, 1992 and 1991, respectively. No dividends on common stock were declared or paid during any of the periods shown.

(f) Stockholders' equity includes unrealized losses on marketable equity securities available-for-sale, net of deferred income tax benefit of $3.9 million, $23.7 million, $49.1 million and $47.8 million at December 31, 1994, 1993, 1992 and 1991, respectively. Stockholders' equity at December 31, 1992 and 1991 included approximately $83 million of Series C convertible preferred stock which was converted into 3.8 million shares of Common Stock in 1993.

(g) All share and per share data has been adjusted to reflect the dividend paid in the form of a two-for-one stock split on October 25, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

     Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt and purchasing Common Stock. Over the last several years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to eliminate all debt at the holding company, temporarily reduce borrowings at the subsidiary level and to repurchase approximately $719 million of outstanding Common Stock. The financial liquidity and capital resources in 1995 and 1994 reflect the impact of the Company's recapitalization program.

     Sale of Rail Car Leasing Business: In 1994, the Company sold its remaining interest in its rail cars for an aggregate purchase price of $205.5 million which was used to: (1) repay $150 million of the Corporate senior bank term loan ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which resulted after utilization of the Company's NOL and ITC carryforwards; and (3) other general corporate purposes including the purchase of the Company's Common Stock.

     ANTEC Public Offerings: In May 1994, the Company completed a public offering of shares of common stock of ANTEC for approximately $83 million. As a result of the ANTEC Offering, the Company's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered the Company's ownership to approximately 30%. In the fourth quarter of 1995 the Company purchased .4 million shares of ANTEC stock increasing its ownership to 31%.

     In September 1993, the Company and ANTEC completed an initial public offering of shares of common stock of ANTEC (the "Initial Offering"). Net proceeds to the Company of approximately $97 million were used to reduce indebtedness. As a result of the Initial Offering, the Company's ownership of ANTEC common stock was reduced to 53%.

     Liquidation of Signal Capital: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993; $60 million in 1994 and $67 million in 1995. The $35 million net portfolio at December 31, 1995 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to the Company's shareholders and no material amounts of new loans or investments are being made.

     Other Dispositions: In 1995 the Company sold its investment in Energy for approximately $72.6 million. In 1994, the Company sold its investment in the marketable equity securities of Catellus for approximately $47.8 million. In 1994, 1993 and 1992, the Company sold all of its other transportation services assets. Proceeds from these other dispositions were used to reduce debt or to purchase the Company's Common Stock.

Cash Flow

     Year ended December 31, 1995: Consolidated net cash used by continuing operating activities was ($38.3) million for the year ended December 31, 1995 compared to ($35.4) million in 1994. Cash used by continuing operating activities increased due primarily to increased working capital investment resulting from a 27% increased sales volume and a decrease in net income from continuing operations partially offset by non-recurring items and marketable equity security losses in 1994. Consolidated net cash provided by investing activities was $108.7 million in 1995 versus $381.8 million in 1994. Consolidated investing activities in 1995 include approximately $72.6 million of proceeds from the sale of the Company's investment in Energy. Consolidated investing activities in 1994 include approximately $82.8 million of proceeds from the Antec Offering and approximately $60.3 million from the Company's sales of Catellus and Q-TEL. Cash from discontinued operations, net was $71.2 million in 1995 versus $262.5 million in 1994. Consolidated cash used for net financing activities was ($74.1) million for the year ended 1995 in comparison to ($363.2) million for the year ended 1994. 1994 included the paydown of a substantial amount of subordinated debt. The consolidated net financing activities in 1995 and 1994 also include $129.2 million and $138.9 million, respectively of treasury stock purchases. Discontinued operations in 1995 and 1994 include net proceeds from the reduction of assets at Signal Capital of $67 million and $60 million, respectively and include net proceeds of $17 million and $10 million, respectively from the sale of the Company's other transportation assets. Discontinued operations in 1994 include net proceeds of $205.5 million from the sale of the Company's remaining interest in its rail car leasing business.

     Year ended December 31, 1994: Consolidated net cash used by continuing operating activities was ($35.4) million for the year ended December 31, 1994 compared to ($42.4) million in 1993. Cash used by continuing operating activities decreased due primarily to significantly improved earnings, after elimination of non-recurring items and losses on marketable equity securities, offset somewhat by a $64.5 million net working capital investment by Anixter used to fund a $400 million increase in sales volume. Consolidated net cash provided by net investing activities was $381.8 million in 1994 versus $285.7 million in 1993. Consolidated investing activities in 1994 include $262.5 million of cash from discontinued operations, net approximately $82.8 million of proceeds from the ANTEC Offering, approximately $47.8 million from the sale of the Company's investment in Catellus and approximately $12.5 million in net receipts from the liquidation of the Company's equity investment in Q-TEL and loans due from Q-TEL. Consolidated investing activities in 1993 reflect $156.6 million of proceeds from the ANTEC Initial Offering, $117.4 million from discontinued operations, net, net receipts from the liquidation of the Company's equity investment in Q-TEL of $23.7 million and proceeds from the sale of miscellaneous marketable securities and other investments. Consolidated cash used for net financing activities was ($363.2) million for the year ended 1994 in comparison to ($234.3) million for the year ended 1993. Both periods include the paydown of a substantial amount of subordinated debt. The consolidated net financing activities in 1994 also include $138.9 million of treasury stock purchases. Cash from discontinued operations, net was $262.5 million in 1994 versus $117.4 million in 1993. Discontinued operations in 1994 include net proceeds of $205.5 million from the sale of the Company's remaining interest in its rail car leasing business. Discontinued operations in 1994 and 1993 include net proceeds from the sale of the Company's other transportation services assets of $10 million and $46 million, respectively, and cash received from the reduction of assets at Signal Capital of $60 million and $82 million, respectively.

     Consolidated results in 1993 included ANTEC, while 1995 and 1994 consolidated results present ANTEC as an equity investment. The Company reduced its interest in ANTEC to approximately 31% and 30% of ANTEC's outstanding shares in 1995 and 1994, respectively, with a substantial impact on the comparability of consolidated results. Operating income by the Company's major business segments in 1995, 1994 and 1993 for Anixter is $99.6 million, $69.8 million and $45.8 million and in 1993 for ANTEC $22.4 million.

     Interest Expense: Consolidated net interest expense and other was $21.6 million, $27.1 million and $58.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The year ended December 31, 1993 includes $5.0 million of net interest expense and other relating to ANTEC. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 67% of debt obligations at December 31, 1995 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the years ended December 31, 1995, 1994 and 1993 was to increase interest expense by approximately $.9 million, $6.0 million and $10.8 million, respectively.

Financings

     In November 1995, the Company terminated its $115 million senior bank term loan facility ("Corporate Loan"). Effective with this termination, all existing financing facilities are maintained by the operating subsidiaries of the Company.

     In March 1995, the Company increased Anixter's secured domestic revolving line of credit to $425 million, lowered the interest rate spreads, and extended the expiration to 2000.

     At December 31, 1995, $193.6 million was available under the bank revolving lines of credit at Anixter, of which $88 million was available to the Company for general corporate purposes.

Debt Maturities and Repayments

     In 1994, the Company repaid the entire $250 million Term Loan with proceeds from the sale of the Company's rail car leasing business and the ANTEC Offering. The Term Loan was originally obtained in December 1993 and was secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable securities.

     In 1994 and 1993, respectively, the Company retired $221 million and $337 million of the face value of subordinated debt at the Company.

NOL Carryforwards

     As of December 31, 1994, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale in 1994 of the Company's rail car leasing business which exhausted virtually all of the remaining carryforwards existing at December 31, 1993. As of December 31, 1993, the Company had cumulative NOL carryforwards of approximately $345 million that were set to expire primarily in 1995 through 2007, and ITC carryforwards of approximately $16 million that were set to expire between 1994 and 2001. Certain of these carryforwards have not been examined by the IRS and, therefore, may still be subject to adjustment.

     As a result of the 1995 sale of the Energy shares the Company generated a capital loss of approximately $80 million, most of which will be carried back and offset against the 1994 gain on the Rail sale. It is anticipated this carryback will generate cash refunds of $13.6 million in 1996 and will also cause $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $3.6 million of the ITC's claimed in 1994 may now expire as a result of the carryback of the Energy loss.

     In addition, at December 31, 1995, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $41 million which are subject to various tax provisions of each respective country. Approximately half of this amount expires between 1996 and 2004 and half of which has an indefinite life.

     The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Internal Revenue Code.

Liquidity Considerations and Other

     Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES

     Consolidated capital expenditures were $31.3 million, $17.2 million and $13.4 million for 1995, 1994 and 1993, respectively.

RESULTS OF OPERATIONS

     The Company has experienced increased revenues due to the continued growth of the market for products and services to support data, voice and video networking technologies. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, there can be no assurance of future financial performance. Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be subject to economic downturns and possibly rapid changes in applicable technologies.

     In July 1994, the Company sold substantially all its remaining interest in its fleet of rail cars. Results of operations reflect the rail car leasing business as discontinued operations.

     In May 1994, the Company sold in a public offering 4.0 million shares of common stock of ANTEC. As a result of the ANTEC Offering, the Company's ownership of ANTEC common stock was reduced from 53% to approximately 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered the Company's ownership to approximately 30%. In the fourth quarter of 1995 the Company purchased .4 million shares of ANTEC stock increasing its ownership to 31%. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant. Due to the sale and issuance of ANTEC common stock, all 1995 and 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of the Company.

     Year ended December 31, 1995: Income from continuing operations was $39.1 million in 1995 compared with $46.2 million in 1994. Results in 1994 include a $48.2 million pre-tax gain on the ANTEC Offering and a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. Results of continuing operations in 1994 include pre-tax charges associated with the sale and write down of marketable equity securities of $39.6 million. Net income was $39.1 million and $246.9 million for the years ended December 31, 1995 and 1994, respectively. Net income from 1995 results includes a ($.3) million after tax loss on the Company's equity interest in ANTEC, due to the one-time pre-tax reorganization charge of $21.7 million recorded in the third quarter by ANTEC, versus $7.9 million of income in 1994. In 1995, the Company also recorded a ($3.0) million loss associated with the sale of its investment in marketable securities. Income from discontinued operations in 1994 reflects a $202.0 million after-tax gain from the sale of the Company's rail car leasing business.

     Revenues in 1995 rose 27% to $2.2 billion resulting from the continued growth of the North American business and the continuing penetration in Europe, Asia, and Latin America. North America revenues in 1995 increased 23% to $1.7 billion due to strong demand for its communications products and focused marketing efforts in its electrical wiring systems business. Europe revenues in 1995 increased to $429.1 million from $316.8 million due primarily to continued expansion and increased market penetration, particularly in networking products, across all geographic territories. Asia and Latin America revenues increased to $96.4 million in 1995 due to increased market penetration, strong product demand and expansion into new territories. Revenues by major markets are presented in the following table.

                                                                     YEARS ENDED DECEMBER 31,
                                                                    -------------------------
                                                                      1995             1994
                                                                    --------         --------
                                                                           (IN MILLIONS)
    North America.................................................  $1,669.3         $1,360.5
    Europe........................................................     429.1            316.8
    Asia and Latin America........................................      96.4             55.3
                                                                    --------         --------
                                                                    $2,194.8         $1,732.6
                                                                    ========         ========

     Operating income for 1995 increased 43% to $99.6 million due primarily to significantly improved volume and earnings in North America. North America operating income increased 36% to $89.7 million in 1995 due to volume related economies of scale offset by increased spending for new service and logistics initiatives. Europe operating income in 1995 increased 167% to $17.6 million from $6.6 million due primarily to continued expansion and volume related economies of scale. Asia and Latin America operating losses increased to ($7.7) million from ($2.6) million in 1994 due to geographic expansion, new offices and staff increases. Aggregate gross start-up losses in expansion markets, which have yet to achieve profitable operations were $12.6 million through 1995. Operating income (loss) by major markets is presented in the following table.

                                                                             YEARS ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1995      1994
                                                                           -----     -----
                                                                            (IN MILLIONS)
    North America........................................................  $89.7     $65.8
    Europe...............................................................   17.6       6.6
    Asia and Latin America...............................................   (7.7)     (2.6)
                                                                           -----     -----
                                                                           $99.6     $69.8
                                                                           =====     =====

     Consolidated net interest expense and other for 1995 declined to $21.6 million from $27.1 million in 1994 due to the extinguishment of high-cost corporate debt from the monetization of the Company's non-core assets in the first half of 1994 partially offset by the cost of funding the stock purchase program and increased working capital borrowings.

     The consolidated tax provision for the year ended December 31, 1995 reflects an effective tax rate of 47.4% based on pre-tax book income adjusted for goodwill amortization and start up losses in certain international businesses which are not currently deductible and for which no anticipated future tax benefit has been recorded. The increase in the effective tax rate from the prior year period is due to the absence in 1995 of certain non-recurring tax benefits associated with the secondary offering of ANTEC which occurred in 1994.

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

     Revenues in 1994 rose 30% to $1.7 billion resulting from the continued growth of the North American business and the continuing penetration in Europe, Asia, and Latin America. North America revenues in 1994 increased 28% to $1.4 billion due to strong demand for its communications business, focused marketing efforts in its electrical wiring systems business. Europe revenues in 1994 increased to $316.8 million from $244.6 million due primarily to continued expansion and increased market penetration, particularly in networking products, across all geographic territories. Asia and Latin America revenues more than doubled to $55.3 million in 1994 due to increased market penetration, strong product demand and expansion into new territories. Revenues by major markets are presented in the following table.

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        1994         1993
                                                                      --------     --------
                                                                          (IN MILLIONS)
    North America...................................................  $1,360.5     $1,059.6
    Europe..........................................................     316.8        244.6
    Asia and Latin America..........................................      55.3         24.4
                                                                      --------     --------
                                                                      $1,732.6     $1,328.6
                                                                      ========     ========

     ANTEC revenues, which were reflected in the consolidated results in 1993, but not in 1994, increased 29% to $553.5 million in 1994 from $427.6 million in 1993 due to 1994 acquisitions and international growth.

     Operating income for 1994 increased 52% to $69.8 million due primarily to significantly improved volume and earnings in North America. North America operating income increased 41% to $65.8 million in 1994 due to volume related economies of scale and termination of the equity participation plan and catalog business in 1993 somewhat offset by increased spending for new service and logistics initiatives. Europe operating income in 1994 doubled to $6.6 million from $3.2 million due primarily to continued expansion and volume related economies of scale and a positive earnings contribution from Continental Europe. Asia and Latin America operating loss decreased to ($2.6) million from ($4.1) million in 1993 due to reduced start-up losses in Asia and Latin America reaching breakeven volume levels. Aggregate gross start-up losses in expansion markets, which have yet to achieve profitable operations in their respective years, were ($6.7) million in 1994 compared to ($8.6) million in 1993. Operating income (loss) by major markets is presented in the following table.

                                                                             YEARS ENDED
                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1994      1993
                                                                           -----     -----
                                                                            (IN MILLIONS)
    North America........................................................  $65.8     $46.7
    Europe...............................................................    6.6       3.2
    Asia and Latin America...............................................   (2.6)     (4.1)
                                                                           -----     -----
                                                                            69.8      45.8
    ANTEC................................................................     --      22.4
                                                                           -----     -----
                                                                           $69.8     $68.2
                                                                           =====     =====

     ANTEC operating income which was reflected in the consolidated results in 1993 but not in 1994, increased 74% to $39.0 million from $22.4 million in 1993 due to increased volume.

     Consolidated net interest expense and other for 1994 declined to $27.1 million from $58.9 million in 1993 due to the use of proceeds from the continued monetization of the Company's non-core assets to significantly reduce high-cost subordinated debt.

     Impact of Inflation: Inflation has slowed in recent years and is currently not an important determinant of Anixter's results of operations due, in part, to rapid inventory turnover.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                              PAGE
                                                                              ----
          Report of Independent Auditors......................................   15
          Consolidated Balance Sheets.........................................   16
          Consolidated Statements of Operations...............................   17
          Consolidated Statements of Cash Flows...............................   18
          Consolidated Statements of Stockholders' Equity.....................   19
          Notes to the Consolidated Financial Statements......................   20
          Summary Quarterly Financial Information (Unaudited).................   33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Chicago, Illinois
February 5, 1996

                           ANIXTER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1995          1994
                                                                       ----------    ----------
                                            ASSETS
Current assets:
  Cash and equivalents................................................ $   10,500    $   14,200
  Accounts receivable (net of allowances for doubtful accounts of
     $9,000 and $6,000, respectively).................................    400,000       325,900
  Inventories, primarily finished goods...............................    364,100       275,800
  Other assets........................................................      6,400         4,900
                                                                       ----------    ----------
          Total current assets........................................    781,000       620,800
Property, primarily equipment, at cost................................     97,400        68,600
Accumulated depreciation..............................................    (48,200)      (35,200)
                                                                       ----------    ----------
          Net property................................................     49,200        33,400
Goodwill (net of accumulated amortization of $51,500 and $45,500,
  respectively).......................................................    183,000       187,900
Assets held for sale, net.............................................     42,800       105,400
Marketable equity securities available-for-sale (cost of $75,600 in
  1994)...............................................................         --        64,500
Investment in ANTEC...................................................     73,700        69,500
Other assets..........................................................     55,000        29,400
                                                                       ----------    ----------
                                                                       $1,184,700    $1,110,900
                                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................... $  232,400    $  186,200
  Accrued expenses....................................................     99,500        80,300
                                                                       ----------    ----------
          Total current liabilities...................................    331,900       266,500
Income taxes, net, primarily deferred.................................     29,100           600
Other liabilities.....................................................     11,200        11,200
Long-term debt........................................................    333,700       280,500
                                                                       ----------    ----------
          Total liabilities...........................................    705,900       558,800
Minority interests....................................................      6,400         8,200
Common stock repurchase commitment....................................     23,400            --
Stockholders' equity:
  Common stock--$1.00 par value, 100,000,000 shares authorized,
     52,488,090 and 29,426,000 shares issued and outstanding,
     respectively.....................................................     52,500        29,400
  Capital surplus.....................................................     99,900       262,500
  Retained earnings...................................................    308,400       269,300
  Cumulative translation adjustments..................................    (11,800)      (10,100)
                                                                       ----------    ----------
                                                                          449,000       551,100
  Unrealized losses on marketable equity securities available-for-sale
     (net of deferred income tax benefit).............................         --        (7,200)
                                                                       ----------    ----------
          Total stockholders' equity..................................    449,000       543,900
                                                                       ----------    ----------
                                                                       $1,184,700    $1,110,900
                                                                       ==========    ==========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
Revenues--Anixter.....................................   $ 2,194,800    $ 1,732,600    $ 1,328,600
          --ANTEC.....................................            --             --        427,600
                                                         -----------    -----------    -----------
                                                           2,194,800      1,732,600      1,756,200
Cost of operations:
  Cost of sales.......................................    (1,641,100)    (1,298,300)    (1,324,500)
  Operating expenses..................................      (448,100)      (358,500)      (354,700)
  Amortization of goodwill............................        (6,000)        (6,000)        (8,800)
                                                         -----------    -----------    -----------
                                                          (2,095,200)    (1,662,800)    (1,688,000)
                                                         -----------    -----------    -----------
Operating income......................................        99,600         69,800         68,200
Other (expenses) income:
  Interest expense and other..........................       (24,800)       (33,000)       (72,200)
  Interest income and other...........................         3,200          5,900         13,300
  Equity in income (loss) of ANTEC....................          (600)         7,900             --
  Non-recurring items, net............................            --         59,000         71,800
  Marketable equity securities losses, principally
     write-downs......................................        (3,000)       (39,600)       (25,000)
                                                         -----------    -----------    -----------
Income from continuing operations
  before income taxes.................................        74,400         70,000         56,100
Income tax expense....................................       (35,300)       (23,800)       (27,300)
                                                         -----------    -----------    -----------
Income from continuing operations.....................        39,100         46,200         28,800
Income (loss) from discontinued operations
  (net of related taxes)..............................            --        200,700        (14,000)
                                                         -----------    -----------    -----------
Income before extraordinary item......................        39,100        246,900         14,800
Extraordinary item (net of related taxes).............            --             --        (16,000)
                                                         -----------    -----------    -----------
Net income (loss).....................................        39,100        246,900         (1,200)
Preferred stock dividends and amortization............            --             --         (3,100)
                                                         -----------    -----------    -----------
Income (loss) applicable to common stock..............   $    39,100    $   246,900    $    (4,300)
                                                         ===========    ===========    ===========
Income (loss) per common and common equivalent share:
  Continuing operations...............................          $.71          $ .72          $ .43
  Before extraordinary item...........................          $.71          $3.85          $ .20
  Net income (loss)...................................          $.71          $3.85          $(.07)

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
Operating activities:
  Income from continuing operations.....................  $  39,100     $  46,200     $  28,800
  Adjustments to reconcile income from continuing
     operations to net cash used by continuing operating
     activities:
       Depreciation.....................................     15,700        10,000        10,800
       Amortization of goodwill.........................      6,000         6,000         8,800
       Deferred income tax expense......................     17,000        20,400        20,500
       Non-recurring items, net.........................         --       (59,000)      (71,800)
       Marketable equity securities losses, principally
          write-downs...................................      3,000        39,600        25,000
       Non-cash financing expense.......................        800         3,900         8,100
       Other, net.......................................      3,500          (800)        7,300
       Changes in assets and liabilities:
          Accounts receivable...........................    (75,700)      (99,100)      (50,100)
          Inventories...................................    (88,300)      (35,400)      (55,700)
          Accounts payable and accrued expenses.........     61,600        51,800        34,800
          Other, net....................................    (21,000)      (19,000)       (8,900)
                                                          ---------     ---------     ---------
            Net cash used by continuing operating
               activities...............................    (38,300)      (35,400)      (42,400)
                                                          ---------     ---------     ---------
Investing activities:
  Sales of securities...................................     72,600        47,800         3,700
  Purchases of property.................................    (31,300)      (17,200)      (13,400)
  Sale of and net receipts from ANTEC...................         --        82,800       156,600
  Receipts from Q-TEL...................................         --        12,500        23,700
  Proceeds from sales of discontinued operations, net...     71,200       262,500       117,400
  Other, net............................................     (3,800)       (6,600)       (2,300)
                                                          ---------     ---------     ---------
            Net cash provided by investing activities...    108,700       381,800       285,700
                                                          ---------     ---------     ---------
Net cash provided before financing activities...........     70,400       346,400       243,300
Financing activities:
  Borrowings............................................    836,400       858,600       915,500
  Reductions in borrowings..............................   (786,300)     (840,700)     (817,400)
  Reductions in subordinated indebtedness...............         --      (246,600)     (344,500)
  Proceeds from issuance of common stock................      8,300         8,600        21,100
  Purchases of treasury stock...........................   (129,200)     (138,900)         (300)
  Other, net............................................     (3,300)       (4,200)       (8,700)
                                                          ---------     ---------     ---------
            Net cash used in financing activities.......    (74,100)     (363,200)     (234,300)
                                                          ---------     ---------     ---------
Cash provided (used)....................................     (3,700)      (16,800)        9,000
Cash and equivalents at beginning of year...............     14,200        31,000        22,000
                                                          ---------     ---------     ---------
Cash and equivalents at end of year.....................  $  10,500     $  14,200     $  31,000
                                                          =========     =========     =========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                              CUMULATIVE   UNREALIZED LOSSES
                                 PREFERRED   COMMON     CAPITAL    RETAINED   TRANSLATION    ON MARKETABLE
                                   STOCK      STOCK     SURPLUS    EARNINGS   ADJUSTMENTS  EQUITY SECURITIES    TOTAL
                                 ---------   -------   ---------   --------   -----------  -----------------  ---------
Balance at December 31, 1992.... $  83,600   $28,100   $ 281,200   $ 26,700    $  (3,200)      $ (49,100)     $ 367,300
Net loss........................        --       --           --     (1,200)          --              --         (1,200)
Issuance of common stock and
  other, net....................        --    1,100       23,400         --           --              --         24,500
Foreign currency translation
  adjustments...................        --       --           --         --       (6,700)             --         (6,700)
Preferred stock dividends and
  other.........................       200       --           --     (3,100)          --              --         (2,900)
Conversion of preferred stock...   (83,800)   3,800       78,900         --           --              --         (1,100)
Net change in unrealized losses
  on marketable equity
  securities
  available-for-sale............        --       --           --         --           --          25,400         25,400
                                  --------   -------   ---------   --------     --------        --------      ---------
Balance at December 31, 1993....        --   33,000      383,500     22,400       (9,900)        (23,700)       405,300
Net income......................        --       --           --    246,900           --              --        246,900
Issuance of common stock and
  other, net....................        --      500       13,800         --           --              --         14,300
Foreign currency translation
  adjustments...................        --       --           --         --         (200)             --           (200)
Purchases and retirement of
  treasury stock................        --   (4,100)    (134,800)        --           --              --       (138,900)
Net change in unrealized losses
  on marketable equity
  securities
  available-for-sale............        --       --           --         --           --          16,500         16,500
                                  --------   -------   ---------   --------     --------        --------      ---------
Balance at December 31, 1994....        --   29,400      262,500    269,300      (10,100)         (7,200)       543,900
Net income......................        --       --           --     39,100           --              --         39,100
Issuance of common stock and
  other, net....................        --      500       12,600         --           --              --         13,100
Foreign currency translation
  adjustments...................        --       --           --         --       (1,700)             --         (1,700)
Purchases and retirement of
  treasury stock................        --   (4,200)    (125,000)        --           --              --       (129,200)
Common stock repurchase
  commitment....................        --       --      (23,400)        --           --              --        (23,400)
Two-for-one stock split.........        --   26,800      (26,800)        --           --              --             --
Net change in unrealized losses
  on marketable equity
  securities
  available-for-sale............        --       --           --         --           --           7,200          7,200
                                  --------   -------   ---------   --------     --------        --------      ---------
Balance at December 31, 1995.... $      --   $52,500   $  99,900   $308,400    $ (11,800)      $      --      $ 449,000
                                  ========   =======   =========   ========     ========        ========      =========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter"). As of December 31, 1995 the Company also owned approximately 31% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company.

     Consolidation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications: Certain 1994 and prior information has been reclassified to conform to the 1995 presentation.

     Cash and equivalents: The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates fair value because of the short maturity of those instruments.

     Inventories: Inventories are valued principally at the lower of average, approximating first-in, first-out, cost or market.

     Depreciation: The Company provides for depreciation of property principally on the straight-line basis over various useful lives including 3 to 10 years for equipment and the term of the lease for leasehold improvements.

     Goodwill: Goodwill relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The Company at each balance sheet date evaluates, for recognition of potential impairment, its recorded goodwill against the current and undiscounted expected future operating income before goodwill amortization expense of the entities to which goodwill relates. Goodwill is amortized on a straight-line basis over 40 years.

     Marketable equity securities available-for-sale: Marketable equity securities available-for-sale are reflected in the balance sheet at fair value as of the balance sheet date. The difference between cost and market is reflected in stockholders' equity net of deferred tax benefit. Realized gains (losses) on dispositions of securities are determined using the average cost method. Realized pre-tax gains (losses), before related interest carrying costs, were ($3.0), ($5.2) million and $.3 million in 1995, 1994 and 1993, respectively. Aggregate unrealized pre-tax losses on marketable equity securities available-for-sale amounted to $11.1 million at December 31, 1994 (see Note 6).

     Investment in ANTEC: Dilution of the Company's ownership position in ANTEC which results from the issuance of shares of common stock by ANTEC is treated as if an equivalent percentage of ownership had been disposed of by the Company. To the extent ANTEC issues shares of common stock at amounts per share in excess of or less than the Company's average per share carrying value, gains or losses from such changes in ownership are recorded in income when such issuances occur. In May 1994, the Company sold 4.0 million shares of ANTEC common stock in a public offering (the "ANTEC Offering"). As a result of the ANTEC Offering, the Company's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered the Company's ownership to approximately 30%. In the fourth quarter of 1995 the Company purchased .4 million additional shares of ANTEC stock increasing the ownership to 31%. The Company reflects ANTEC as an equity investment in the 1995 and 1994 consolidated financial statements. As of December 31, 1995, the market value of the Company's investment in ANTEC was $128 million.

                           ANIXTER INTERNATIONAL INC.

     Interest rate agreements: The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 67% and 45%, of debt obligations at December 31, 1995 and 1994, respectively, is fixed or capped. At December 31, 1995 and 1994, the Company had interest rate cap agreements outstanding with notional amounts aggregating $175 million and $125 million, respectively. These interest rate cap agreements effectively entitle the Company to receive from the banks the amount by which the Corporation's interest payments on $125 million of its floating rate debt exceed 6.0% and 6 3/4%, respectively at December 31, 1995 and 1994 and on $50 million exceeding 7.5% in 1995. The $2.3 million and $1.6 million of premiums paid in 1995 and 1994, respectively, for these interest rate cap agreements are included in other assets and are being amortized to interest expense over the life of the respective interest rate cap agreements which expire in 1996 through 1998. Payments received as a result of the interest rate cap agreements are recognized as a reduction of interest expense. The carrying value of these interest rate cap agreements is $1.0 million and $1.1 million at December 31, 1995 and 1994, respectively. At December 31, 1995, the Company had an interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligates the Company to pay a fixed rate of 5.98% through June 1998. In 1995 the Company entered into three forward rate agreements with a notional amount aggregating $100 million. These forward rate agreements obligate the Company to pay a fixed rate of approximately 6.11% for four years beginning in July 1996. In 1995 the Company also entered into one forward rate interest collar agreement with a notional amount of $50 million. This interest rate agreement entitles the Company to receive from the bank the amount by which floating rate interest payments exceed 6.50% and for the Company to pay the bank the difference between 6.30% and the floating rate when interest rates fall below 5.30%. This interest rate collar starts in January 1996 and matures in January 2002. The fair value of all of the Company's interest rate agreements at December 31, 1995 and 1994 is ($4.0) million and $3.6 million, respectively. The fair value of interest rate agreements is the estimated amount that the Company would pay to enter into the interest rate agreements at the reporting date, taking into account current interest rates. The impact of interest rate agreements on interest expense, net for the years ended December 31, 1995, 1994 and 1993 was to increase interest expense by approximately $.9 million, $6.0 million and $10.8 million, respectively. The Company does not enter into interest rate transactions for speculative purposes.

     Foreign currency forward contracts: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1995, 1994 and 1993. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At December 31, 1995, the Company had approximately $61.9 million in foreign currency forward contracts outstanding.

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

     Income (loss) per common share: Income (loss) per share amounts are based upon net income, and in 1993, after deducting preferred dividends earned and the amortization of preferred stock discounts. Weighted average common and common equivalent shares were 55,410,000, 64,090,000 and 60,264,000 for 1995, 1994 and
1993, respectively. All share and per share data other than amounts displayed on the balance sheets and consolidated statements of stockholders' equity have been adjusted to reflect the two-for-one stock split in the form of a stock dividend, paid October 25, 1995.

                           ANIXTER INTERNATIONAL INC.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

     Continuing operations of the Company paid interest, including that portion allocated to discontinued operations, of approximately $24.0 million, $52.4 million and $96.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. Approximately $24.6 million, $27.8 million and $7.0 million was paid for income taxes for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 3. DISCONTINUED AND ASSETS HELD FOR SALE

     The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated portions of the portfolio including $855 million in 1989, $78 million in 1990, $157 million in 1991, $82 million in 1992, $82 million in 1993, $60 million in 1994 and $67 million in 1995. The $35 million net portfolio at December 31, 1995 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

     On July 25, 1994, the Company sold 99.5% of its remaining interests in its rail cars for $35.0 million in cash and $169.5 million in notes receivable for an aggregate purchase price of $204.5 million. The buyer prepaid all the notes and related interest in October 1994. The Company's remaining interest in the rail cars was sold in October 1994 for cash of approximately $1.0 million. The net gain on the sale of the Company's entire interest in rail cars was approximately $202.0 million. The total cash proceeds of $205.5 million were used to: (1) repay the $150 million Corporate senior bank term loan ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which resulted after utilization of the Company's net operating loss ("NOL") and investment tax credit ("ITC") carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

                           ANIXTER INTERNATIONAL INC.

     The results of operations of the rail car leasing business, the other transportation services segment, other previously sold businesses and the results of the acquired Signal Capital portfolio have been included in discontinued operations net of allocated corporate interest expense. Allocated corporate interest expense amounted to $6.3 million and $19.0 million for the years ended December 31, 1994 and 1993, respectively. No interest was allocated in 1995. Summarized financial results of discontinued operations were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                   1995       1994       1993
                                                                   -----     ------     ------
                                                                          (IN MILLIONS)
    Revenues:
      Signal Capital.............................................  $ 9.0     $  2.0     $ 21.3
      Rail car leasing...........................................     --       89.3      153.0
      Other discontinued operations, principally transportation
         services................................................     --         .6       49.4
                                                                   ------    ------     ------
                                                                   $ 9.0     $ 91.9     $223.7
                                                                   ======    ======     ======
    Operating income:
      Signal Capital.............................................  $ 3.0     $  4.2     $  8.0
      Rail car leasing...........................................     --       52.3       89.7
      Other discontinued operations, principally transportation
         services................................................   (3.0)        .5        4.9
                                                                   ------    ------     ------
                                                                   $  --     $ 57.0     $102.6
                                                                   ======    ======     ======
    Loss from discontinued operations before gain on sales (net
      of related taxes)..........................................  $  --     $ (1.3)    $(14.0)
    Gain on sales (net of related taxes).........................     --      202.0         --
                                                                   ------    ------     ------
    Income (loss) from discontinued operations (net of related tax benefits of $101.1 million and $5.9 million in 1994 and
      1993, respectively.).......................................  $  --     $200.7     $(14.0)
                                                                   ======    ======     ======

     The composition of remaining assets held for sale at December 31, 1995 and 1994 consisted primarily of finance receivables.

NOTE 4. NON-RECURRING ITEMS

     Non-recurring items in 1994 reflect a $48.2 million pre-tax gain on the ANTEC Offering relating to the May 1994 public offering of shares of common stock of ANTEC. The Company sold 4.0 million shares of ANTEC common stock at $21.75 per share. Net proceeds from the ANTEC Offering were approximately $83 million. Non-recurring items in 1994 also reflect a $10.8 million pre-tax gain relating to ANTEC's issuance of approximately 2.0 million shares of ANTEC common stock in connection with an acquisition in November 1994. The Company provided income taxes relating to the recognized pre-tax book gains.

     Non-recurring items in 1993 reflect an $84.5 million pre-tax gain on the 1993 initial public offering of shares of common stock of ANTEC (the "Initial Offering"). The Company provided income taxes relating to the recognized pre-tax book gain. The Company and ANTEC sold approximately 4.0 million and 5.4 million shares of ANTEC common stock, respectively, at $18 per share. Net proceeds from the Initial Offering to the Company, after considering the redemption by ANTEC of preferred shares owned by the Company, were approximately $97 million. Non-recurring items in 1993 also reflect a $6.4 million pre-tax gain on other investments.

     The non-recurring pre-tax gains in 1993 were offset by a pre-tax loss of approximately $19.1 million relating to the liquidation of the Company's equity investment in Q-TEL. The remaining written-down equity investment and loans due from Q-TEL were liquidated during the latter half of 1993 and early 1994.

                           ANIXTER INTERNATIONAL INC.

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANTEC

     The Company has an approximately 31% and 30% ownership interest in ANTEC at December 31, 1995 and 1994, respectively and accounts for ANTEC under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                   1995              1994
                                                                -----------       -----------
                                                                        (IN MILLIONS)
    Assets:
      Current assets..........................................    $ 232.2           $ 234.2
      Property, net...........................................       25.9              22.4
      Goodwill................................................      171.8             167.4
      Other assets............................................       27.0              14.0
                                                                   ------            ------
                                                                  $ 456.9           $ 438.0
                                                                   ======            ======
    Liabilities and Stockholders' Equity:
      Current liabilities.....................................    $ 101.8           $  83.1
      Long-term debt..........................................      117.9             125.2
      Stockholders' equity....................................      237.2             229.7
                                                                   ------            ------
                                                                  $ 456.9           $ 438.0
                                                                   ======            ======

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                   1995              1994
                                                                -----------       -----------
                                                                        (IN MILLIONS)
    Revenues..................................................    $ 658.2           $ 553.5
                                                                   ======            ======
    Operating income..........................................    $   9.7           $  39.0
                                                                   ======            ======
    Income (loss) before income tax expense...................    $  (1.3)          $  34.5
                                                                   ======            ======
    Net income (loss).........................................    $  (3.6)          $  18.9
                                                                   ======            ======

     Operating income in 1995 includes a $21.7 million one-time reorganization charge recorded by ANTEC in the third quarter.

NOTE 6. MARKETABLE EQUITY SECURITIES AVAILABLE-FOR-SALE

     In 1994 and 1993, the Company wrote down the value of its investments in marketable equity securities, including Catellus which was sold in 1994, by $34.4 million and $25.0 million, respectively. The Company has reduced the pre-tax unrealized losses on marketable equity securities available-for-sale included in stockholders' equity by $3.9 million at December 31, 1994 to reflect a deferred tax benefit due to the Company's current ability to either (a) carryback all December 31, 1994 unrealized capital losses to previously generated

                           ANIXTER INTERNATIONAL INC.

capital gains or (b) generate capital gains by the future sale of capital assets to offset December 31, 1994 unrealized capital losses.

NOTE 7. EXTRAORDINARY ITEMS

     In 1993, the Company retired or called for redemption of the senior and subordinated debt resulting in pre-tax extraordinary losses of ($26.2) million.

NOTE 8. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                            DECEMBER 31,
                                                                          ----------------
                                                                          1995       1994
                                                                          -----      -----
                                                                           (IN MILLIONS)
     Interest..........................................................   $ 5.6      $  .7
     Wages, salaries and related.......................................    44.0       39.8
     Taxes other than income...........................................    12.5        9.2
     Other.............................................................    37.4       30.6
                                                                          -----      -----
                                                                          $99.5      $80.3
                                                                          =====      =====

NOTE 9. DEBT

     Debt is summarized below:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1995        1994
                                                                        ------      ------
                                                                          (IN MILLIONS)
     Bank revolving lines of credit..................................   $309.4      $260.5
     Other...........................................................     24.3        20.0
                                                                        ------      ------
          Total debt.................................................   $333.7      $280.5
                                                                        ======      ======

     Anixter has various secured revolving bank lines of credit worldwide which provide for up to $503.0 million of borrowings secured by certain assets. At December 31, 1995, $309.4 million was borrowed and $193.6 million was available under the bank revolving lines of credit at Anixter, of which $88 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 1998 through 2000. The $425.0 million domestic revolving line of credit matures in 2000. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities and the average interest rate at December 31, 1995 was 6.8%. Commitment fees of 1/8% to 1/2% are payable on the unused portion of these revolving lines of credit. The commitment fees paid were insignificant for all years.

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Amounts available under these debt agreements are secured by certain assets of the subsidiaries aggregating approximately $730.8 million at December 31, 1995. The Company has guaranteed certain debt and other obligations of Anixter. Restricted net assets of subsidiaries were approximately $312 million at December 31, 1995.

     Aggregate annual maturities of debt are as follows: 1996--none; 1997--none; 1998--$53.8 million; 1999--none; 2000--$255.6; $24.3 million thereafter.

                           ANIXTER INTERNATIONAL INC.

     The carrying amount of the Company's debt approximates fair value because the underlying instruments are at variable rates which reprice frequently.

NOTE 10. INCOME TAXES

     The Company and its U.S. subsidiaries file their Federal income tax return on a consolidated basis. As of December 31, 1994, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards. These carryforwards have not been examined by the Internal Revenue Service ("IRS") and, therefore, may still be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at December 31, 1995, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $41 million which are subject to various provisions of each respective country. Approximately half of this amount expires between 1996 and 2004 and half of which has an indefinite life.

     As a result of the 1995 sale of the Santa Fe Energy Resources, Inc. ("Energy") shares the Company generated a capital loss of approximately $80 million, most of which will be carried back and offset against the 1994 gain on the Rail sale. It is anticipated this carryback will generate cash refunds of $13.6 million in 1996 and will also cause $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $3.6 million of the ITC's claimed in 1994 may now expire as a result of the carryback of the Energy loss.

     Domestic income from continuing operations before income taxes was $63.3 million, $70.6 million and $68.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. Foreign income (loss) from continuing operations before income taxes was $11.1 million, ($.6) million and ($12.8) million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Deferred income taxes also result from differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases.

                           ANIXTER INTERNATIONAL INC.

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                          DECEMBER 31,
                                                                        ----------------
                                                                         1995      1994
                                                                        ------    ------
                                                                         (IN MILLIONS)
        Deferred tax liabilities:
          Tax over book depreciation.................................   $  5.4    $  9.4
          Other deferred tax liabilities.............................     76.4      74.7
                                                                        ------    ------
             Total deferred tax liabilities..........................     81.8      84.1
        Deferred tax assets:
          Foreign NOL carryforwards..................................     15.8      15.5
          Unrealized losses on investments...........................       --      30.0
          Other deferred tax assets..................................     42.1      49.3
                                                                        ------    ------
             Total deferred tax assets...............................     57.9      94.8
          Valuation allowance on deferred tax assets.................    (13.5)    (12.5)
                                                                        ------    ------
             Net deferred tax assets.................................     44.4      82.3
                                                                        ------    ------
             Net deferred tax liability..............................   $ 37.4    $  1.8
                                                                        ======    ======

     At December 31, 1995, 1994 and 1993, consolidated valuation allowances for deferred tax assets were $13.5 million, $12.5 million and $30.1 million, respectively, including valuation allowances on foreign NOLs.

     Income tax (expense) benefit relating to continuing operations was comprised of:

                                                               YEARS ENDED DECEMBER 31,
                                                             ----------------------------
                                                              1995       1994       1993
                                                             ------     ------     ------
                                                                    (IN MILLIONS)
          Current--Foreign.................................  $ (8.5)    $  (.1)    $   .4
                   State...................................    (2.2)      (3.3)      (4.1)
                   Federal.................................    (7.6)        --       (3.1)
                                                             ------     ------     ------
                                                              (18.3)      (3.4)      (6.8)
          Deferred--Foreign................................     (.7)        --         --
                    State..................................    (3.1)       (.9)        .9
                    Federal................................   (13.2)     (19.5)     (21.4)
                                                             ------     ------     ------
                                                              (17.0)     (20.4)     (20.5)
                                                             ------     ------     ------
                                                             $(35.3)    $(23.8)    $(27.3)
                                                             ======     ======     ======

                           ANIXTER INTERNATIONAL INC.

     Reconciliations of income tax expense in continuing operations to the statutory corporate Federal tax rate of 35% were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                             ----------------------------
                                                              1995       1994       1993
                                                             ------     ------     ------
                                                                    (IN MILLIONS)
        Statutory tax expense..............................  $(26.0)    $(24.5)    $(19.6)
        Effects of--
          Amortization of goodwill.........................    (1.8)      (2.1)      (3.1)
          Losses on foreign operations.....................    (4.0)       3.0       (3.6)
          State income taxes, net of Federal benefit.......    (3.5)      (2.7)      (2.1)
          Impact of Revenue Reconciliation Act of 1993.....      --         --       (2.7)
          Adjustment to prior years tax accruals...........      --         --        2.4
          Equity accounting, net...........................      --        4.5         --
          Other, net.......................................      --       (2.0)       1.4
                                                             ------     ------     ------
                                                             $(35.3)    $(23.8)    $(27.3)
                                                             ======     ======     ======

NOTE 11. CONTINGENCIES AND LITIGATION

     In the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

NOTE 12. LEASE COMMITMENTS

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2007. Minimum lease commitments under operating leases at December 31, 1995 are as follows:
1996 - $29.4 million; 1997 - $23.4 million; 1998 - $16.3 million; 1999 - $10.4 million; 2000 - $7.5 million; beyond 2000 - $25.6 million. Total rental expense was $30.0 million, $23.3 million and $21.5 million in 1995, 1994 and 1993, respectively.

NOTE 13. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

     Assets of the Company's plans at fair value were $45.8 million and $36.7 million at December 31, 1995 and 1994, respectively. Projected benefit obligations of the Company's plans were $58.3 million and $46.1 million at December 31, 1995 and 1994, respectively. The accumulated benefit obligations of the Company's plans were $45.1 million and $35.7 million at December 31, 1995 and 1994, respectively. The weighted-average assumed discount rate used to measure the projected benefit obligation was 7.25% and 7.8% at December 31, 1995 and 1994, respectively. Pension expense, including the cost of 401(k) plans, for 1995, 1994 and 1993 was insignificant. The Company's liability for post-retirement benefits other than pensions is insignificant.

                           ANIXTER INTERNATIONAL INC.

NOTE 14. PREFERRED STOCK AND COMMON STOCK

     The Company has authority to issue 15 million shares of Preferred Stock, par value $1.00 per share. In 1993, the outstanding Preferred Stock was converted into approximately 3.8 million shares of Common Stock. On October 25, 1995 the Company paid a dividend in the form of a two-for-one stock split to shareholders of record on September 22, 1995 which resulted in the issuance of 26,783,000 shares of stock. At December 31, 1995, 1994 and 1993, 52,490,000,
29,430,000 and 33,010,000 shares of Common Stock, respectively, were issued and outstanding. In connection with the Company's employee stock plans described below, 3,284,556 shares were reserved for issuance at December 31, 1995.

  Stock options and stock grants--

     The Company has Employee Stock Incentive Plans ("ESIP") which at their inception authorized an aggregate of 11.4 million stock options or restricted grants. In addition, the Company has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .4 million stock options. Substantially all options and grants under these plans have been at fair market value or higher. One-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire ten years after the date of grant.

     Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of Common Stock under the Company's ESPP. The exercise price is the lower of 85% of the fair market value of the Common Stock at the date of grant or at the later exercise date (currently one year).

     Under the ESIP, DSOP and ESPP, total options currently exercisable at December 31, 1995 and 1994 were 1,025,732 and 829,254, respectively.

     The following table summarizes the 1995 activity under the ESIP, DSOP and ESPP.

                                                     ESIP        DSOP        ESPP         EXERCISE
                                                    OPTIONS     OPTIONS    OPTIONS         PRICE
                                                   ---------    -------    --------    --------------
Balance at December 31, 1994....................   1,252,922    500,000     151,244    $ 4.75-$16.65
Grants during 1995..............................       3,000    100,000     180,544    $16.58-$20.69
Exercised.......................................    (392,296)   (90,000)   (137,680)    $4.75-$16.65
Expirations and terminations....................          --         --     (13,564)       $13.34
                                                   ---------    -------      ------    --------------
Balance at December 31, 1995....................     863,626    510,000     180,544    $ 5.19-$20.69
                                                   =========    =======      ======    ==============

     Total stock options exercised for the years ended December 31, 1994 and 1993 were 1,899,834 and 2,268,156, respectively. The purchase price per share for all stock options exercised ranged from $5.19 to $12.33 in 1994 and $5.19 to $13.32 in 1993.

  Stock option plans of Anixter--

     In 1994 and 1995, Anixter granted to key employees of Anixter options to purchase stock of Anixter. Substantially all options have been at fair market value. These options vest immediately to four years and terminate one to ten years from the date of grant. At December 31, 1995, 770,553 options were exercisable. At

                           ANIXTER INTERNATIONAL INC.

December 31, 1995, the Company owned 99% of the approximately 33.7 million shares of outstanding Anixter common stock. The following table summarizes the 1995 activity:

                                                                     ANIXTER         EXERCISE
                                                                     OPTIONS          PRICE
                                                                    ---------     --------------
Balance at December 31, 1994.....................................   1,867,627      $ 9.00-$11.40
Grants during 1995...............................................     419,100             $14.50
Exercised........................................................    (118,076)     $ 9.00-$11.40
Expirations and terminations.....................................     (88,775)     $ 9.00-$11.40
                                                                    ---------      -------------
Balance at December 31, 1995.....................................   2,079,876      $ 9.00-$14.50
                                                                    =========      =============

  Warrants--

     The Company has issued warrants to directors, which are currently exercisable, to purchase 510,000 shares of Common Stock at prices ranging from $5.07 to $20.69 per share expiring between 1996 and the year 2005.

  Common Stock--

     The Company purchased 7,275,000, 8,178,000 and 20,000 shares of Common Stock in 1995, 1994 and 1993, respectively. All treasury stock was retired.

  Common Stock Repurchase Commitment--

     On June 27, 1995 the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995 at $18 per share. The remaining 1.3 million shares may be purchased no later than December 31, 1996 for approximately $19 per share. The purchase of the remaining shares has been reflected as Common Stock repurchase commitment in the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

NOTE 15. BUSINESS SEGMENTS

     The Company in 1995 and 1994 is engaged in one principal area of business: providing networking and cabling solutions for business information and network infrastructure requirements. Prior to the 1994 and 1993 ANTEC Offerings, the Company was also engaged in the development and distribution of products used in the cable television industry (ANTEC). The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

     Information for the years ended December 31, 1995, 1994 and 1993 regarding the Company's major business segments is presented in the following table. ANTEC is reflected as an equity investment in 1995 and 1994.

                                                            ANIXTER    ANTEC     OTHER(A)     TOTAL
                                                            --------   ------    --------    --------
                                                                          (IN MILLIONS)
Revenues:
  1995...................................................   $2,194.8   $  --      $   --     $2,194.8
  1994...................................................    1,732.6      --          --      1,732.6
  1993...................................................    1,328.6   427.6          --      1,756.2
Operating income:
  1995...................................................       99.6      --          --         99.6
  1994...................................................       69.8      --          --         69.8
  1993...................................................       45.8    22.4          --         68.2
Identifiable assets:
  1995...................................................    1,015.9      --       168.8      1,184.7
  1994...................................................      839.6      --       271.3      1,110.9
  1993...................................................      718.3   239.0       423.3      1,380.6
Depreciation and amortization expense:
  1995...................................................       21.7      --          --         21.7
  1994...................................................       16.0      --          --         16.0
  1993...................................................       14.8     4.8          --         19.6
Capital expenditures:
  1995...................................................       31.3      --          --         31.3
  1994...................................................       17.2      --          --         17.2
  1993...................................................       11.4     2.0          --         13.4

---------------
(a) Identifiable assets are principally comprised of marketable equity securities, discontinued rail car leasing assets, other discontinued and assets held for sale, and in 1995 and 1994 the Company's investment in ANTEC.

                           ANIXTER INTERNATIONAL INC.

     The classification of the Company's 1995, 1994 and 1993 foreign operations in the following table includes all revenues and related items of the Company's non-U.S. operations. Export sales are insignificant.

                                                              WORLDWIDE (NON-U.S.)
                                                                   OPERATIONS
                                                          ----------------------------
                                                           1995       1994       1993
                                                          ------     ------     ------
                                                          (IN MILLIONS)
          Revenues:
            Europe......................................  $429.1     $316.8     $244.6
            Other.......................................   285.8      190.8      142.0
                                                          ------     ------     ------
                                                          $714.9     $507.6     $386.6
                                                          ======     ======     ======
          Operating income (loss):
            Europe......................................  $ 17.6     $  6.6     $  3.2
            Other.......................................  $  4.5        3.6       (4.6)
                                                          ------     ------     ------
                                                          $ 22.1     $ 10.2     $ (1.4)
                                                          ======     ======     ======
          Identifiable assets:
            Europe......................................  $193.6     $147.2     $119.7
            Other.......................................   136.3      101.2       90.0
                                                          ------     ------     ------
                                                          $329.9     $248.4     $209.7
                                                          ======     ======     ======

     Foreign operations' revenues were 33%, 29% and 22% of consolidated revenues in 1995, 1994 and 1993, respectively. Foreign operations' operating income
(loss) were negatively impacted for all years due to economies of scale and start-up losses in expansion markets. Aggregate start-up losses in expansion markets were ($9.1) million, ($6.7) million and ($8.6) million in 1995, 1994 and 1993, respectively, as Anixter continues to penetrate new markets in Europe, Asia and Latin America.

SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables summarize the Company's quarterly financial information.

                                                                    QUARTERS ENDED
                                     ----------------------------------------------------------------------------
                                        MARCH 31,            JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                     ----------------    ----------------    ----------------    ----------------
                                      1995      1994      1995      1994      1995      1994      1995      1994
                                     ------    ------    ------    ------    ------    ------    ------    ------

                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................  $502.9    $362.8    $542.0    $422.9    $571.1    $456.3    $578.8    $490.6
Operating income...................  $ 23.8    $ 13.7    $ 25.7    $ 16.7    $ 26.3    $ 19.9    $ 23.8    $ 19.5
Income from continuing operations
  before income taxes(a)...........  $ 20.7    $  3.6    $ 17.6    $ 26.8    $ 16.7    $ 17.0    $ 19.4    $ 22.6
Income from continuing
  operations.......................    11.1       2.7       8.9      16.8       9.1      10.7      10.0      16.0
Net income(b)......................    11.1    $  1.8       8.9    $ 16.4       9.1    $215.7      10.0    $ 13.0
                                     ======    ======    ======    ======    ======    ======    ======    ======
Income per common and common
  equivalent share:
  Continuing operations............  $  .19    $  .04    $  .16    $  .26    $  .17    $  .17    $  .19    $  .26
  Net income.......................  $  .19    $  .03    $  .16    $  .25    $  .17    $ 3.44    $  .19    $  .22
                                     ======    ======    ======    ======    ======    ======    ======    ======
Income per common and common
  equivalent share--assuming full
  dilution:
  Continuing operations............  $  .19    $  .04    $  .16    $  .26    $  .17    $  .17    $  .19    $  .26
  Net income.......................  $  .19    $  .03    $  .16    $  .25    $  .17    $ 3.44    $  .19    $  .22
                                     ======    ======    ======    ======    ======    ======    ======    ======

---------------
(a) Continuing operations in the second quarter of 1995 include a $3.0 million pre-tax loss associated with the sale of the Company's investment in Energy. Continuing operations in the second quarter of 1994 include a $48.2 million pre-tax gain on the ANTEC Offering. Continuing operations in the fourth quarter of 1994 include a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994. Continuing operations in the second quarter of 1994 includes pre-tax charges of $34.4 million associated with the write-down of the Company's marketable equity securities. Continuing operations in the first quarter of 1994 includes pre-tax charges of $5.2 million associated with the loss on sale of the Company's investment in Catellus.

(b) Discontinued operations in the third quarter of 1994 include a $202.0 million pre-tax gain on the sale of the rail car leasing business (see Note 3 of the Notes to the Consolidated Financial Statements).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders--"Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders--"Certain Relationships and Related Transactions."

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

     (b) Reports on Form 8-K.
         None.

ITEM 14(A)1 AND 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

 Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                                        PAGE
                                                                                        ---
    Report of Independent Auditors..................................................     15
    Consolidated Balance Sheets at December 31, 1995 and 1994.......................     16
    Consolidated Statements of Operations for the years ended December 31, 1995,
      1994 and 1993.................................................................     17
    Consolidated Statements of Cash Flows for the years ended December 31, 1995,
      1994 and 1993.................................................................     18
    Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1995, 1994 and 1993...........................................................     19
    Notes to the Consolidated Financial Statements..................................     20

  Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.

     Consolidated Schedules for the years ended December 31, 1995, 1994 and 1993, except as noted:

                                                                                          PAGE
                                                                                          ----
          I.  Condensed financial information of Registrant...............................  39
         II.  Valuation and qualifying accounts and reserves..............................  42

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 14(A)3. EXHIBIT LIST. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

            EXHIBIT                                                                       PAGE
              NO.                           DESCRIPTION OF EXHIBIT                       NUMBER
           ---------  -------------------------------------------------------------------------
      (3)  Articles of Incorporation and by-laws.
           3.1        Restated Certificate of Incorporation of Anixter International
                      Inc., filed with Secretary of State of Delaware on September 29,
                      1987 and Certificate of Amendment thereof, filed with Secretary of
                      Delaware on August 31, 1995........................................
           3.2        By-laws of Anixter International Inc. as amended through November
                      9, 1995............................................................
      (4)  Instruments defining the rights of security holders, including indentures.+
           4.1        (a) Amended and Restated Credit Agreement, dated March 11, 1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference from Itel Corporation's
                      Annual Report on Form 10-K for the fiscal year ended December 31,
                      1993, Exhibit 4.2.) ...............................................
                      (b) Amendment, dated March 24, 1995, to Amended and Restated Credit
                      Agreement, dated March 11, 1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference from Itel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Exhibit 4.1.)....................
     (10)  Material contracts.+
           10.1       Form of the Company's Tax Allocation Agreement, dated January 1,
                      1987. (Incorporated by reference from Itel Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1987,
                      Exhibit 10.1.).....................................................
           10.2*      Company's Management Incentive Plan, dated February 9, 1995.
                      (Incorporated by reference from Itel Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1994, Exhibit
                      10.2.).............................................................
           10.3*      Company's 1983 Stock Incentive Plan as amended and restated July
                      16, 1992. (Incorporated by reference from Itel Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1992,
                      Exhibit 10.3.).....................................................
           10.4*      Warrant Agreement, dated December 5, 1985, between the Company and
                      Harold Haynes, Jerome Jacobson, Melvyn N. Klein and James D. Woods,
                      individually. (Incorporated by reference from Itel Corporation's
                      Annual Report on Form 10-K for the fiscal year ended December 31,
                      1985, Exhibit 10.14.)..............................................

            EXHIBIT                                                                       PAGE
              NO.                           DESCRIPTION OF EXHIBIT                       NUMBER
           ---------  -------------------------------------------------------------------------
           10.5*      Warrant Agreement, dated June 24, 1986, between the Company and
                      William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                      Jacobson, Melvyn N. Klein and James D. Woods, individually.
                      (Incorporated by reference from Itel Corporation's Registration
                      Statement on Form S-1, Registration Number 33-7000, filed July 3,
                      1986, Exhibit 10.17.)..............................................
           10.6 *     Supplemental Pension Agreement, dated November 17, 1986, between the Company and Rod F. Dammeyer. (Incorporated by reference from
                      Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 10.14.)...........................
           10.7 *     (a) Company's Supplemental Retirement Benefits Plan, dated January
                      1, 1987. (Incorporated by reference from Itel Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1987,
                      Exhibit 10.16.)....................................................
           *          (b) Amendment No. 1, dated May 17, 1989 and effective as of January
                      1, 1989, to the Company's Supplemental Retirement Benefits Plan.
                      (Incorporated by reference from Itel Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1989, Exhibit
                      10.9(b).)..........................................................
           *          (c) Amendment No. 2, dated October 15, 1992, to the Company's
                      Supplemental Retirement Benefits Plan (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(c).)....................
           *          (d) Amendment No. 3, dated February 25, 1993, to the Company's
                      Supplemental Retirement Benefits Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.7(d).)....................
           10.8 *     Company's Key Executive Equity Plan, as amended and restated July
                      16, 1992. (Incorporated by reference from Itel Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1992,
                      Exhibit 10.8.).....................................................
           10.9 *     Warrant Agreement, dated September 10, 1987, between the Company and William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                      Jacobson, Melvyn N. Klein and James D. Woods, individually.
                      (Incorporated by reference from Itel Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1988, Exhibit
                      10.15.)............................................................
           10.10*     Warrant Agreement, dated July 14, 1988, between the Company and
                      William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome
                      Jacobson, Melvyn N. Klein, Robert H. Lurie, John R. Petty and James
                      D. Woods, individually. (Incorporated by reference from Itel
                      Corporation's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1989, Exhibit 10.19.).................................
           10.11*     Executive Supplemental Life Plan, dated June 15, 1989, for the
                      Company and participating subsidiaries. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.20.)......................
           10.12*     (a) Company's Supplemental Executive Retirement Plan, dated January
                      18, 1990. (Incorporated by reference from Itel Corporation's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1989,
                      Exhibit 10.23.)....................................................
           *          (b) Amendment No. 1 dated February 25, 1993, to Company's
                      Supplemental Executive Retirement Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.13(b).)...................

            EXHIBIT                                                                       PAGE
              NO.                           DESCRIPTION OF EXHIBIT                       NUMBER
           ---------  -------------------------------------------------------------------------
           10.13*     Warrant Agreement, dated July 13, 1989, between Company and Bernard
                      F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold Haynes,
                      Jerome Jacobson, Melvyn N. Klein, Robert H. Lurie, John R. Petty
                      and James D. Woods, individually. (Incorporated by reference from
                      Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.21.)...........................
           10.14*     Company's Director Stock Option Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.)......................
           10.15*     Warrant Agreement, dated August 22, 1990, between the Company and
                      Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold
                      Haynes, Jerome Jacobson, Melvyn Klein, John R. Petty and James D.
                      Woods, individually. (Incorporated by reference from Itel
                      Corporation's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1991, Exhibit 10.25.).................................
           10.16*     Letter Agreement, dated December 2, 1991, with John Pigott.
                      (Incorporated by reference from Itel Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                      10.26.)............................................................
           10.17*     (a) Agreement, dated February 9, 1995, with Rod F. Dammeyer
                      (Incorporated by reference from Itel Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1994, Exhibit
                      10.18(d).).........................................................
                      (b) Amended and Restated Agreement dated February 9, 1995 with Rod
                      F. Dammeyer........................................................
           10.18*     Agreement, dated November 1, 1992, with James E. Knox, as
                      amended............................................................
           10.19*     Form of Stock Option Agreement. (Incorporated by reference from
                      Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24.)...........................
           10.20      Tax Allocation Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 2 to ANTEC Corporation's Registration
                      Statement on Form S-1, Registration Number 33-65488, filed August
                      20, 1993, Exhibit 10.5.)...........................................
           10.21      Registration Rights Agreement with ANTEC Corporation. (Incorporated by reference from Amendment No. 3 to ANTEC Corporation's
                      Registration Statement on Form S-1, Registration Number 33-65488,
                      filed September 13, 1993, Exhibit 10.9.)...........................
           10.22      Directors & Officers Insurance Agreement with ANTEC Corporation.
                      (Incorporated by reference to ANTEC Corporation's Registration
                      Statement on Form S-1, Registration Number 33-65488, filed July 2,
                      1993, Exhibit 10.8.)...............................................
           10.23      Purchase Agreement dated as of June 23, 1994 among the Company,
                      Itel Rail Holdings Corporation and SCAP Associates, L.L.C.
                      (Incorporated by reference from Itel Corporation's Current Report on Form 8-K, November 7, 1994, Exhibit 2.1)........................
           10.24*     Form of Indemnity Agreement with all directors and officers........
           10.25      Agreement, dated June 27, 1995, among Riverside Partners, SZRL
                      Investments, Equity Holdings and Company. (Incorporated by
                      reference from Riverside Partners' Amendment No. 20 to its Schedule
                      13D, filed for an event on June 27, 1995, relating to the shares of
                      Itel Corporation, Exhibit 1.)......................................
           10.26*     Anixter International Inc. 1996 Stock Incentive Plan...............
           10.27*     Form of Stock Option Grant.........................................
           10.28*     Anixter Excess Benefit Plan........................................

            EXHIBIT                                                                       PAGE
              NO.                           DESCRIPTION OF EXHIBIT                       NUMBER
           ---------  -------------------------------------------------------------------------
           10.29*     Forms of Anixter Stock Option, Stockholder Agreement and Stock
                      Option Plan........................................................
           10.30*     Anixter Deferred Compensation Plan.................................
     (21)  Subsidiaries of the Registrant.
           21.1       List of Subsidiaries of the Registrant.............................
     (23)  Consents of experts and counsel.
           23.1       Consent of Ernst & Young LLP.......................................
     (24)  Power of attorney.
           24.1       Power of Attorney executed by Lord James Blyth, Bernard F. Brennan,
                      Rod F. Dammeyer, Robert E. Fowler, Jr., F. Philip Handy, Melvyn N.
                      Klein, John R. Petty, Sheli Rosenberg, Stuart M. Sloan, Thomas C.
                      Theobald and Samuel Zell...........................................
     (27)  Financial data schedule.
           27.1       Financial data schedule............................................
     (28)  Additional exhibits.

     This Annual Report on Form 10-K includes the following Financial Statement
Schedules:

                 ANIXTER INTERNATIONAL INC. AND SUBSIDIARIES--
                              FINANCIAL SCHEDULES

                                                                                           PAGE
    Schedule     I-- Condensed financial information of Registrant........................  39
    Schedule    II-- Valuation and qualifying accounts and reserves.......................  42

     All other schedules are omitted because they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
---------------

+ Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.

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

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and equivalents................................................   $  1,000     $  2,600
  Accounts receivable.................................................        400          700
  Amounts currently due from affiliates, net..........................     61,200       98,500
  Other assets........................................................        500          200
                                                                         --------     --------
               Total current assets...................................     63,100      102,000
Investment in ANTEC...................................................     73,700       69,500
Investment in and advances to subsidiaries............................    380,700      361,000
Marketable equity securities available-for-sale.......................         --       64,500
Other assets..........................................................     18,000        1,700
                                                                         --------     --------
                                                                         $535,500     $598,700
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently..................   $ 15,600     $ 41,900
Income taxes, net, primarily deferred.................................     46,100       11,700
Other liabilities.....................................................      1,400        1,200
                                                                         --------     --------
               Total liabilities......................................     63,100       54,800
Common stock repurchase commitment....................................     23,400           --
Stockholders' equity:
  Common stock........................................................     52,500       29,400
  Capital surplus.....................................................     99,900      262,500
  Retained earnings...................................................    308,400      269,300
  Cumulative translation adjustments..................................    (11,800)     (10,100)
                                                                         --------     --------
                                                                          449,000      551,100
  Unrealized losses on marketable equity securities available for sale
     (net of related deferred income tax benefit).....................         --       (7,200)
                                                                         --------     --------
               Total stockholders' equity.............................    449,000      543,900
                                                                         --------     --------
                                                                         $535,500     $598,700
                                                                         ========     ========

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1995        1994        1993
                                                                  -------    --------    --------
Operating loss.................................................   $(3,500)   $ (4,700)   $ (9,300)
Other (expenses) income:
  Corporate interest expense...................................    (1,300)    (14,900)    (65,200)
  Interest and investment income, including intercompany.......    14,900       6,200      15,600
  Gain on ANTEC Offerings......................................        --      59,000      84,500
  Marketable equity securities losses, principally
     write-downs...............................................    (3,000)    (39,600)    (25,000)
                                                                  --------   --------    --------
                                                                   10,600      10,700       9,900
                                                                  --------   --------    --------
Income from operations before income taxes and equity in
  earnings of subsidiaries.....................................     7,100       6,000         600
Income tax benefit.............................................     6,500       9,100       3,300
Equity in earnings of subsidiaries.............................    25,500     231,800      10,900
                                                                  --------   --------    --------
Income before extraordinary items..............................    39,100     246,900      14,800
Extraordinary items (net of related income taxes)..............        --          --     (16,000)
                                                                  --------   --------    --------
Net income (loss)..............................................   $39,100    $246,900    $ (1,200)
                                                                  ========   ========    ========

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1995         1994         1993
                                                              ---------    ---------    ---------
Operating activities:
  Income before extraordinary items........................   $  39,100    $ 246,900    $  14,800
  Adjustments to reconcile income before extraordinary
     items to net cash used by operating activities:
     Depreciation..........................................          --           --          400
     Income tax benefit....................................      (6,500)      (9,100)      (3,300)
     Gain on ANTEC common stock issuances..................          --      (59,000)     (84,500)
     Marketable equity securities losses, principally
       write-downs.........................................       3,000       39,600       25,000
     Equity in earnings of subsidiaries....................     (25,500)    (231,800)     (10,900)
     Non-cash financing expense............................        (100)       1,900        4,200
     Change in other operating items.......................      (6,600)     (18,100)     (27,000)
                                                              ---------    ---------    ---------
          Net cash provided (used) by operating
            activities.....................................       3,400      (29,600)     (81,300)
Investing activities:
  Sales of securities......................................      72,600       47,800        3,700
  Proceeds from ANTEC Offerings............................          --       82,800       67,000
  Redemption of ANTEC preferred stock......................          --           --       30,000
  Net dividends from subsidiaries..........................       8,200      219,700      150,300
  Loans from subsidiaries, net.............................      37,300      108,000       95,200
  Other, net...............................................      (4,000)          --       13,700
                                                              ---------    ---------    ---------
          Net cash provided by investing activities........     114,100      458,300      359,900
                                                              ---------    ---------    ---------
Net cash provided before financing activities..............     117,500      428,700      278,600
Financing activities:
  Borrowings...............................................      50,000      200,000       93,400
  Reductions in borrowings.................................     (50,000)    (496,600)    (391,300)
  Purchases of treasury stock..............................    (129,200)    (138,900)        (300)
  Preferred stock dividend payments........................          --           --       (2,900)
  Proceeds from issuance of common stock...................      10,100        8,600       21,100
  Other, net...............................................          --           --       (1,400)
                                                              ---------    ---------    ---------
          Net cash used in financing activities............    (119,100)    (426,900)    (281,400)
                                                              ---------    ---------    ---------
Cash provided (used).......................................      (1,600)       1,800       (2,800)
Cash and equivalents at beginning of year..................       2,600          800        3,600
                                                              ---------    ---------    ---------
Cash and equivalents at end of year........................   $   1,000    $   2,600    $     800
                                                              =========    =========    =========

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                            ------------------------
                                             BALANCE AT                   CHARGED TO                  BALANCE AT
                                            BEGINNING OF    CHARGED TO      OTHER                       END OF
               DESCRIPTION                   THE PERIOD       INCOME       ACCOUNTS     DEDUCTIONS    THE PERIOD
-----------------------------------------   ------------    ----------    ----------    ----------    ----------
Year ended December 31, 1995:
  Allowance for doubtful accounts........     $  6,000       $  5,800      $  1,200      $ (4,000)     $  9,000
  Unrealized losses on marketable equity
     securities available-for-sale(b)....     $ 11,100             --            --       (11,100)     $     --
  Allowance for deferred tax asset.......     $ 12,500          1,000            --            --      $ 13,500
Year ended December 31, 1994:
  Allowance for doubtful accounts(a).....     $  6,200          5,100           600        (5,900)     $  6,000
  Unrealized losses on marketable equity
     securities available-for-sale(c)....     $ 36,600             --         8,900       (34,400)     $ 11,100
  Allowance for deferred tax asset.......     $ 30,100        (17,600)           --            --      $ 12,500
Year ended December 31, 1993:
  Allowance for doubtful accounts........     $  4,600          5,500         2,300        (6,200)     $  6,200
  Unrealized losses on marketable equity
     securities available-for-sale(c)....     $ 74,400             --       (12,800)      (25,000)     $ 36,600
  Allowance for deferred tax asset.......     $ 33,100             --            --        (3,000)     $ 30,100

---------------
(a) The deconsolidation of ANTEC resulted in a $1.4 million deduction in allowance for doubtful accounts in 1994.

(b) In 1995 the Company sold its marketable equity securities resulting in a $3 million loss.

(c) In 1994 and 1993, the Company wrote down its investment in marketable equity securities by $34.4 million and $25.0 million, respectively.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS, ON THE 14TH DAY OF MARCH, 1996.

                                        ANIXTER INTERNATIONAL INC.

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

                                                 Chief Executive Officer
                                                      and President
               ROD F. DAMMEYER                (Principal Executive Officer)      March 14, 1996
---------------------------------------------
               Rod F. Dammeyer
                                             Senior Vice President--Finance
              DENNIS J. LETHAM                  (Chief Financial Officer)        March 14, 1996
---------------------------------------------
              Dennis J. Letham
                                               Vice President--Controller
             JAMES M. FROISLAND                (Chief Accounting Officer)        March 14, 1996
---------------------------------------------
             James M. Froisland

              LORD JAMES BLYTH*                         Director                 March 14, 1996
---------------------------------------------
              Lord James Blyth

             BERNARD F. BRENNAN*                        Director                 March 14, 1996
---------------------------------------------
             Bernard F. Brennan

               ROD F. DAMMEYER                          Director                 March 14, 1996
---------------------------------------------
               Rod F. Dammeyer

           ROBERT E. FOWLER, JR.*                       Director                 March 14, 1996
---------------------------------------------
            Robert E. Fowler, Jr.

              F. PHILIP HANDY*                          Director                 March 14, 1996
---------------------------------------------
               F. Philip Handy

              MELVYN N. KLEIN*                          Director                 March 14, 1996
---------------------------------------------
               Melvyn N. Klein

               JOHN R. PETTY*                           Director                 March 14, 1996
---------------------------------------------
                John R. Petty

             SHELI Z. ROSENBERG*                        Director                 March 14, 1996
---------------------------------------------
               Sheli Rosenberg

              STUART M. SLOAN*                          Director                 March 14, 1996
---------------------------------------------
               Stuart M. Sloan

             THOMAS C. THEOBALD*                        Director                 March 14, 1996
---------------------------------------------
             Thomas C. Theobald

                SAMUEL ZELL*                            Director                 March 14, 1996
---------------------------------------------
                 Samuel Zell

*BY            JAMES E. KNOX
   ------------------------------------------
      James E. Knox (Attorney in fact)
James E. Knox, as attorney in fact for each person indicated.