Form 10-Q
period 1996-03-29
ANIXTER INTERNATIONAL INC
filed 1996-05-13
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

Commission file number 1-5989

                           ANIXTER INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)


Delaware                                                              94-1658138
- --------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



                            2 North Riverside Plaza
                                   Suite 1900
                            Chicago, Illinois  60606
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:  (312) 902-1515
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                    -----        -----
At April 30, 1996 there were 50,339,890 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      MARCH 29,           DECEMBER 31,
                                                                                        1996                  1995
                                                                                   --------------        --------------
                                                                                     (UNAUDITED)

Current assets:
   Cash and equivalents                                                             $   15,600              $   10,500
   Accounts receivable (net of allowance for doubtful
      accounts of $9,000 and $9,000, respectively)                                     401,700                 400,000
   Inventories, primarily finished goods                                               417,700                 364,100
   Income taxes receivable                                                               4,000                   8,300
   Other assets                                                                          7,400                   6,400
                                                                                    ----------              ----------
      Total current assets                                                             846,400                 789,300

Property, at cost                                                                      108,400                  97,400
Accumulated depreciation                                                               (52,200)                (48,200)
                                                                                    ----------              ----------

   Net property                                                                         56,200                  49,200

Goodwill (net of accumulated amortization
   of $53,000 and $47,000 respectively)                                                185,400                 183,000
Assets held for sale, net                                                               50,300                  42,800
Investment in ANTEC                                                                     74,400                  73,700

Other assets                                                                            23,900                  55,000
                                                                                    ----------              ----------
                                                                                    $1,236,600              $1,193,000
                                                                                    ==========              ==========




See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                      MARCH 29,                   DECEMBER 31,
                                                                                         1996                        1995
                                                                                    --------------             ----------------
                                                                                     (UNAUDITED)

Current liabilities:
   Accounts payable                                                                   $  221,600                    $  232,400
   Accrued expenses                                                                       90,300                        99,500
                                                                                      ----------                    ----------

          Total current liabilities                                                      311,900                       331,900

Deferred taxes, net                                                                       37,500                        37,400
Other liabilities                                                                         16,800                        17,600

Long-term debt                                                                           421,800                       333,700
                                                                                      ----------                    ----------
          Total liabilities                                                              788,000                       720,600

Common stock repurchase commitment                                                             -                        23,400

Stockholders' equity:
   Common stock                                                                           50,800                        52,500
   Capital surplus                                                                        94,000                        99,900
   Retained earnings                                                                     318,700                       308,400
   Cumulative translation adjustments                                                    (14,900)                      (11,800)
                                                                                      ----------                    ----------


          Total stockholders' equity                                                     448,600                       449,000
                                                                                      ----------                    ----------

                                                                                      $1,236,600                    $1,193,000
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

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE-MONTH PERIODS
                                                                                 ENDED
                                                                      ---------------------------
                                                                       MARCH 29,        MARCH 31,
                                                                        1996              1995
                                                                      --------          --------
Revenues                                                              $567,400           $ 502,900

Cost of goods sold                                                    (421,600)           (375,800)
                                                                      --------           ---------
Gross profit                                                           145,800             127,100

Operating expenses                                                    (120,900)           (101,800)
Amortization of goodwill                                                (1,500)             (1,500)
                                                                      --------           ---------

Operating income                                                        23,400              23,800

Interest expense and other, net                                         (5,500)             (4,900)
Equity earnings in ANTEC                                                   800               1,800
                                                                      --------           ---------

Income before income taxes                                              18,700              20,700

Income tax expense                                                      (8,400)             (9,600)
                                                                      --------           ---------


Net income                                                            $ 10,300           $  11,100
                                                                      ========           =========


Net income per common and common
  equivalent share                                                    $    .20           $     .19
                                                                      ========           =========

Weighted average common and
  common equivalent shares                                              52,223              57,824
                                                                      ========           =========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE-MONTH PERIODS
                                                                                              ENDED
                                                                                  ------------------------------
                                                                                  MARCH 29,            MARCH 31,
                                                                                    1996                 1995
                                                                                   ------               ------
Operating activities:
   Net income                                                                      $10,300               $11,100
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
         Depreciation                                                                4,500                 4,300
         Amortization of goodwill                                                    1,500                 1,500
         Deferred income tax expense                                                   300                 1,400
         Equity earnings in ANTEC                                                     (800)               (1,800)
         Non-cash financing expense                                                    500                   200
         Other, net                                                                    500                 2,200
         Changes in current assets and liabilities, net                            (79,700)              (18,100)
                                                                                  --------             ---------
      Net cash provided (used) by operating
         activities                                                                (62,900)                  800

Investing activities:
   Purchases of property, net                                                      (11,700)               (5,800)
   Cash provided (used) by assets held for sale, net                                (2,000)                2,500
    Other investments                                                                    -                (4,600)
                                                                                  --------             ---------
     Net cash used by investing activities                                         (13,700)               (7,900)
                                                                                  --------             ---------
     Net cash used before financing activities                                     (76,600)               (7,100)

Financing activities:
   Borrowings                                                                      277,300               320,100
   Reductions in borrowings                                                       (164,000)             (267,900)
   Proceeds from issuance of common stock                                              700                 2,400
   Purchases of treasury stock                                                     (30,800)              (38,800)
   Other, net                                                                       (1,500)                 (600)
                                                                                  --------             ---------
      Net cash provided by financing activities                                     81,700                15,200
                                                                                  --------             ---------
Cash provided                                                                        5,100                 8,100
Cash and equivalents at beginning of period                                         10,500                14,200
                                                                                  --------             ---------
Cash and equivalents at end of period                                              $15,600             $  22,300
                                                                                  ========             =========

Supplemental cash flow information:
   Interest paid during the period                                                $  4,700             $   5,800
                                                                                  ========             =========
   Income taxes paid during the period                                            $  4,000             $   2,000
                                                                                  ========             =========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s (Company) Annual Report on Form 10-K for the year ended December 31, 1995. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is a leading supplier of wiring systems, networking and internetworking products for voice, data, and video networks and electrical power applications.

In 1996 the Company changed its year end from a calendar year ending December 31 to the Friday nearest December 31. Fiscal year 1996 will end on January 3, 1997 while the first quarter ended on March 29, 1996. This change does not have a significant effect on the results of operations for the quarter ended March 29, 1996.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at March 29, 1996 and March 31, 1995 was 31% and 30% respectively. This investment is accounted for under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1996                1995
                                                                   --------            -------
                                                                  (UNAUDITED)
Assets:
   Current assets                                                   $ 228.0            $  232.2
   Property, net                                                       25.7                25.9
   Goodwill                                                           170.6               171.8
   Other assets                                                        26.9                27.0
                                                                    -------            --------
                                                                    $ 451.2            $  456.9
                                                                    =======            ========
Liabilities and Shareholders' Equity:
   Current liabilities                                              $ 103.6            $  101.8
   Long-term debt                                                     107.7               117.9
   Shareholders' equity                                               239.9               237.2
                                                                    -------            --------
                                                                    $ 451.2            $  456.9
                                                                    =======            ========

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         THREE-MONTH PERIODS
                                                                                             ENDED MARCH 31,
                                                                                        ---------------------
                                                                                          1996        1995
                                                                                         ------      ------
                                                                                             (IN MILLIONS)

Revenues                                                                               $  162.4     $ 158.8
                                                                                       ========     =======

Operating income                                                                       $    8.2     $  11.3
                                                                                       ========     =======

Income before
  income tax expense                                                                   $    5.5     $   8.5
                                                                                       ========     =======

Net income                                                                             $    2.6     $   4.4
                                                                                       ========     =======


NOTE 3.  RELATED PARTY TRANSACTION

On June 27, 1995 the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995 at $18 per share. The remaining 1.3 million shares were to be purchased at $18 per share plus an incremental increase of 6.5% per annum from the date of the agreement. These shares were purchased in the first quarter of 1996 at $18.87 per share.

NOTE 4.  STOCKHOLDER'S EQUITY

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided (used) by operating activities was $(62.9) million for the first quarter of 1996 compared to $.8 million for the same period in 1995. Cash used by operating activities increased due to higher working capital investments. The increased working capital investment was principally related to higher inventories which resulted from a combination of lower than anticipated sales increases, and substantially shorter vendor lead times. Consolidated cash used by investing activities was $13.7 million for the first quarter of 1996 versus $7.9 million for the same period in 1995 due to increased capital expenditures relating to expansion in emerging markets and new service and logistic initiatives. Consolidated cash provided from net financing activities was $81.7 million for the first quarter of 1996 in comparison to $15.2 million for the first quarter of 1995. The consolidated net financing activities in 1996 and 1995 include $30.8 million and $38.8 million of treasury stock purchases, respectively. Cash used for assets held for sale, net was $2.0 million in the first quarter of 1996 versus net cash provided of $2.5 million for the same period in 1995 and reflects the payment of liabilities relating to those assets offset by modest proceeds from sales.

Consolidated interest and other expense net was $5.5 million and $4.9 million for the quarters ended March 29, 1996 and March 31, 1995, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 65% of debt obligations at March 29, 1996 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the quarters ended March 29, 1996 and March 31, 1995 was to increase interest expense by approximately $.4 million and $.2 million respectively.

FINANCINGS:

At March 29, 1996, $77.7 million was available under the bank revolving lines of credit at Anixter, of which $61.2 million was available to pay the Company for intercompany liabilities.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated through March 29, 1996 $1.4 billion of the portfolio. The $34 million net portfolio at March 29, 1996 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $11.7 million and $5.8 million for the first quarter of 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The Company has experienced increased revenues due to the continued growth of the North American communications and electrical wire and cable businesses and its continuing worldwide expansion. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, this forward-looking statement is subject to a number of uncertainties and actual results could differ materially. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns and possibly rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from March 31, 1995 to March 29, 1996 primarily as a result of the Company's treasury stock purchases in 1995 and 1996. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED MARCH 29, 1996: Net income for the first quarter of 1996 was $10.3 million compared with $11.1 million for the first quarter of 1995.

The Company's revenues during the first quarter of 1996 increased 13% to $567.4 million from $502.9 million in 1995 due to (1) the continued demand for its communication products in North America and Europe, (2) focused marketing efforts on its electrical wiring systems products and (3) further market penetration in the Asian and Latin American expansion markets. The year over year sales growth of 13% trailed the Company's five year compounded annual growth rate of approximately 18%. The Company believes this lower than trend growth rate is due to the disruptive effects of a sales force reorganization in North America which was completed in the first quarter of 1996. The reorganization, which divided the sales force into product specialties, is intended to better focus the Company's sales efforts to support longer term sales growth. Revenues by major geographic market are presented in the following table.

                                                                                         QUARTERS ENDED
                                                                                         ---------------
                                                                                    MARCH 29,       MARCH 31,
                                                                                      1996            1995
                                                                                      ----            ----
                                                                                           (IN MILLIONS)
North America                                                                        $425.3           $386.2
Europe                                                                                116.0            100.1
Asia and Latin America                                                                 26.1             16.6
                                                                                     ------           ------
                                                                                     $567.4           $502.9
                                                                                     ======           ======

The Company's gross margin increased 14.7% to $145.8 million in the first quarter of 1996 from $127.1 million in the first quarter of 1995 due to the 13% volume increase as well as a slight shift in sales mix to higher margin products and faster growth rates in the higher gross margin foreign geographies.

Operating expenses increased 19% to $120.9 million due to increased headcount in most areas of the Company, including customer service based initiatives in North America and Europe and geographic expansion in Asia and Latin America. This increase in expenses was in line with 1996 business plan expectations; however, because sales were less than anticipated the operating expense ratio, before goodwill amortization, has risen to 21.3% in the first quarter of 1996 from 20.2% in the first quarter of 1995.

Operating income decreased modestly to $23.4 million in 1996 from $23.8 million in the first quarter of 1995. Operating income by major geographic markets is presented in the following table.

                                                                                          QUARTERS ENDED
                                                                                          --------------
                                                                                       MARCH 29,   MARCH 31,
                                                                                         1996        1995
                                                                                       --------    --------
                                                                                          (IN MILLIONS)

North America                                                                            $24.3        $20.1
Europe                                                                                     3.4          5.2
Asia and Latin America                                                                    (4.3)        (1.5)
                                                                                         -----        -----
                                                                                         $23.4        $23.8
                                                                                         =====        =====

North American operating income includes the results of the North American business unit as well as certain corporate expenses. In 1996 these corporate related expenses were less than the prior year by approximately $1.5 million which accounts for the better growth in operating profits than in sales.

The decrease in European profitability is due to volume related softness in communications sales in certain countries, and increased spending for sales force increases to support a move toward an end user customer focus. Changes in currency exchange rates in the first quarter 1996 reduced operating income by $.6 million as compared to what it would have been had 1996 exchange rates remained constant with those in 1995.

Increased losses in emerging markets were due to new locations opened in the later part of 1995 and planned increases in headcounts required to penetrate the Asia/Pacific and Latin American markets.

Consolidated net interest expense for the first quarter of 1996 increased to $5.5 million from $4.9 million in 1995 due to increased working capital borrowings partially offset by lower all in interest rates.

The consolidated tax provision decreased by $1.2 million to $8.4 million due to lower pre-tax earnings and a decrease in the effective tax rate. The 1996 effective tax rate of 45% is based on pre-tax book income adjusted for amortization of goodwill and losses of foreign operations which are not currently deductible.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 9, 1996:
The Directors of the Company were elected as follows:


                                                                            VOTES
                                            ------------------------------------------------------------------
DIRECTORS                                              FOR                                        WITHHELD
- ---------                                          -----------                                   ----------

Lord James Blyth                                   45,710,247                                     115,599
Bernard F. Brennan                                 45,711,831                                     114,015
Rod F. Dammeyer                                    45,430,547                                     395,299
Robert E. Fowler, Jr.                              45,709,863                                     115,983
Robert W. Grubbs Jr.                               45,599,277                                     226,569
F. Philip Handy                                    45,710,995                                     114,851
Melvyn N. Klein                                    45,711,649                                     114,197
John R. Petty                                      45,709,883                                     115,963
Sheli Z. Rosenberg                                 45,437,097                                     388,749
Stuart M. Sloan                                    45,710,281                                     115,565
Thomas C. Theobald                                 45,712,145                                     113,701
Samuel Zell                                        45,437,143                                     388,703

The Company's 1996 Stock Incentive Plan was approved by a vote of 34,549,557 shares "For", 11,040,821 shares "Against" and 98,968 shares "Abstain."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27.1 Financial Data Schedule


           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.



Date:  May 10, 1996             By:        /s/ Rod F. Dammeyer
       ------------                  ---------------------------------------
                                                    Rod F. Dammeyer
                                         President and Chief Executive Officer

Date:  May 10, 1996             By:        /s/ Dennis J. Letham
       ------------                  ------------------------------------------
                                                   Dennis J. Letham
                                            Senior Vice President - Finance
                                              and Chief Financial Officer