Form 10-Q
period 1996-06-28
ANIXTER INTERNATIONAL INC
filed 1996-07-30
CIK 52795







                                                SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D.C.  20549

                                                             FORM 10-Q

                            X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           --                          EXCHANGE ACT OF 1934

                                           FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           --                          EXCHANGE ACT OF 1934

                                                   Commission file number 1-5989
                                                                          ------
                                                    ANIXTER INTERNATIONAL INC.
                                      (Exact name of registrant as specified in its charter)

             Delaware                                                                                      94-1658138
             --------                                                                                      ----------
          (State or other jurisdiction of                                                               (I.R.S. Employer
          incorporation or organization)                                                             Identification No.)



                                                      2 North Riverside Plaza
                                                            Suite 1900
                                                     Chicago, Illinois  60606
                                                 --------------------------------
                                       (Address of principal executive offices and Zip Code)



                                 Registrant's telephone number, including area code:(312) 902-1515
                                                                                     --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X     No
                                                              --
        At July 26, 1996 there were 49,264,514 shares of Common Stock, $1.00 par value, of the registrant outstanding.




                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                        JUNE 28,                 DECEMBER 31,
                                                                                          1996                       1995
                                                                                        -----------              ------------
                                                                                        (UNAUDITED)
Current assets:
Cash and equivalents                                                                    $  8,300                 $    10,500
Accounts receivable (net of allowance for doubtful
   accounts of $9,000 and $9,000, respectively)                                          446,600                     400,000
Inventories, primarily finished goods                                                    378,300                     364,100
Income taxes receivable                                                                    -                           8,300
Other assets                                                                               7,300                       6,400
                                                                                      -------------               ----------
      Total current assets                                                               840,500                     789,300

Property, at cost                                                                        117,900                      97,400
Accumulated depreciation                                                                 (57,100)                    (48,200)
                                                                                      ----------                  -----------

   Net property                                                                           60,800                      49,200

Goodwill (net of accumulated amortization
   of $54,600 and $51,500 respectively)                                                  184,800                     183,000
Assets held for sale, net                                                                 55,200                      42,800
Investment in ANTEC                                                                       75,400                      73,700
Other assets                                                                              23,800                      55,000
                                                                                      ----------                  ----------

                                                                                      $1,240,500                  $1,193,000
                                                                                      ==========                  ==========



  See accompanying notes to the condensed consolidated financial statements.

                          ANIXTER INTERNATIONAL INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                                                          June 28,               DECEMBER 31,
                                                                                            1996                     1995
                                                                                         -----------              -----------
                                                                                         (UNAUDITED)
Current liabilities:
   Accounts payable                                                                        $ 223,900              $  232,400
   Accrued expenses                                                                           81,800                  99,500
   Income taxes payable                                                                        7,900                    -
                                                                                         ------------             ----------

      Total current liabilities                                                              313,600                 331,900

Deferred taxes, net                                                                           37,700                  37,400
Other liabilities                                                                             16,100                  17,600
Long-term debt                                                                               442,100                 333,700
                                                                                         -----------              ----------
      Total liabilities                                                                      809,500                 720,600

Common stock repurchase commitment                                                              -                     23,400

Stockholders  equity:
   Common stock                                                                               49,100                  52,500
   Capital surplus                                                                            68,100                  99,900
   Retained earnings                                                                         326,900                 308,400
   Cumulative translation adjustments                                                        (13,100)                (11,800)
                                                                                         -----------              -----------

      Total stockholders  equity                                                             431,000                 449,000
                                                                                          ----------              ----------

                                                                                          $1,240,500              $1,193,000
                                                                                          ==========              ==========



      See accompanying notes to the condensed consolidated financial statements.

                          ANIXTER INTERNATIONAL INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE-MONTH PERIODS                      SIX-MONTH PERIODS
                                                               ENDED                                  ENDED
                                                   -------------------------------        --------------------------------
                                                   JUNE 28, 1996     JUNE 30, 1995        JUNE 28, 1996      JUNE 30, 1995
                                                   -------------     -------------        -------------      -------------
Revenues                                             $611,800          $542,000            $1,179,200        $ 1,044,900

Cost of goods sold                                   (460,200)         (405,900)             (881,800)          (781,700)
                                                      --------          --------              --------           --------
Gross profit                                          151,600           136,100               297,400            263,200

Operating expenses                                   (129,700)         (108,900)             (250,600)          (210,700)
Amortization of goodwill                               (1,600)           (1,500)               (3,100)            (3,000)
                                                     ----------       ----------             ---------            --------

Operating income                                       20,300            25,700                43,700             49,500

Interest expense and other, net                        (6,400)           (5,400)              (11,900)           (10,300)
Equity in ANTEC earnings                                  900               300                 1,700              2,100
Marketable equity securities losses                         -            (3,000)                    -             (3,000)
                                                     ----------          ----------          ----------            -------

Income before income taxes                             14,800            17,600                33,500             38,300

Income tax expense                                     (6,700)           (8,700)              (15,100)           (18,300)
                                                    ---------        ----------             ---------            ---------

Net income                                           $  8,100        $    8,900             $  18,400        $    20,000
                                                     ========         =========            ===========        ===========

Net income per common and common
   equivalent share:                               $      .16       $       .16           $       .36        $       .35
                                                   ==========        ===========           ===========        ===========

Weighted average common and
   common equivalent shares                            50,300            56,800                51,200             57,200
                                                   ===========      ============           ===========        ============




      See accompanying notes to the condensed consolidated financial statements.

                          ANIXTER INTERNATIONAL INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                                                                                        SIX-MONTH PERIODS
                                                                                                               ENDED
                                                                                                 --------------------------------
                                                                                                 JUNE 28,               JUNE 30,
                                                                                                   1996                   1995
                                                                                                ----------             ----------

Operating activities:
   Net income                                                                                     $18,400               $20,000
   Adjustments to reconcile net income
      to net cash used by
      operating activities:
         Depreciation                                                                               9,600                 7,300
         Amortization of goodwill                                                                   3,100                 3,000
         Deferred income tax expense                                                                  200                 1,800
         Loss on sale of marketable securities                                                          -                 3,000
         Equity in ANTEC earnings                                                                  (1,700)               (2,100)
         Non-cash financing expense                                                                   900                   400
         Other, net                                                                                 1,100                 1,300
         Changes in current assets and liabilities, net                                           (87,000)              (46,300)
                                                                                                   --------             --------
      Net cash used by operating
         activities                                                                               (55,400)              (11,600)

Investing activities:
   Purchases of property, net                                                                     (21,400)              (15,900)
   Sales of marketable equity securities                                                                -                72,600
   Cash provided (used) by assets held for sale, net                                               (1,600)                9,700
   Other investments                                                                                    -                (4,900)
                                                                                                   -------               -------
      Net cash provided (used) by investing activities                                            (23,000)               61,500
                                                                                                   ------                -------
      Net cash provided (used) before financing activities                                        (78,400)               49,900

Financing activities:
   Borrowings                                                                                     402,300               504,000
   Reduction in borrowings                                                                       (268,000)             (476,300)
   Proceeds from issuance of common stock                                                           1,200                 5,200
   Purchases of treasury stock                                                                    (58,600)              (62,900)
   Other, net                                                                                        (700)                 (800)
                                                                                               ----------             ----------
      Net cash provided (used) by financing activities                                             76,200               (30,800)
                                                                                                  --------            ----------
Cash provided (used)                                                                               (2,200)               19,100
Cash and equivalents at beginning of period                                                        10,500                14,200
                                                                                                  --------              --------
Cash and equivalents at end of period                                                           $   8,300              $ 33,300
                                                                                                 =========             ========

Supplemental cash flow information:
   Interest paid during the period                                                               $ 11,400              $ 11,400
                                                                                                  ========             ========
   Income taxes paid during the period                                                          $   8,300              $  8,200
                                                                                                 =========             ========

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

In 1996 the Company changed its year end from a calendar year ending December 31 to the Friday nearest December 31. Fiscal year 1996 will end on January 3, 1997 while the second quarter ended on June 28, 1996. This change does not have a significant effect on the results of operations for the quarter ended June 28, 1996.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at June 28, 1996 and June 30, 1995 was 31% and 30%, respectively. This investment is accounted for under the equity method. The following summarizes the financial information for ANTEC:

                              ANTEC CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS)

                                                                            JUNE 30,         DECEMBER 31,
                                                                              1996               1995
                                                                        ----------------      -------------
                                                                            (UNAUDITED)

Assets:
    Current assets                                                         $  222.4             $  232.2
    Property, net                                                              26.0                 25.9
    Goodwill                                                                  169.3                171.8
    Other assets                                                               23.6                 27.0
                                                                           --------              -------
                                                                           $  441.3             $  456.9
                                                                           ========              =======
Liabilities and Shareholders' Equity:
    Current liabilities                                                    $   88.0            $   101.8
    Long-term debt                                                            110.2                117.9
    Shareholders' equity                                                      243.1                237.2
                                                                           --------              -------
                                                                           $  441.3             $  456.9
                                                                           ========              =======

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE-MONTHS ENDED                                SIX-MONTHS ENDED
                                                     JUNE 30,                                          JUNE 30,
                                            -------------------------                          ----------------------- -
                                              1996                 1995                              1996        1995
                                             ------               ------                            ------      -------
                                                     (IN MILLIONS)                                     (IN MILLIONS)

Revenues                                      $162.8              $165.3                            $  325.2     $  324.2
                                              ======              ======                            ========     ========

Operating income                              $  8.5              $  5.8                            $   16.7     $   19.5
                                              ======              ======                            ========     ========

Income before
  income tax expense                          $  6.3              $  3.0                            $   11.8     $   11.5
                                              ======              ======                            ========     ========

Net income                                    $  3.0              $  1.1                            $    5.6     $    5.5
                                              ======              ======                            ========     ========






NOTE 3.  STOCKHOLDER'S EQUITY

On August 31, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend paid October 25, 1995, to stockholders of record September 22, 1995. All share and per share data have been adjusted to reflect this split.

NOTE 4.  SUBSEQUENT EVENT

Subsequent to June 28, 1996 Anixter intends to file a Form S-3 Registration statement with the Securities and Exchange Commission seeking approval to offer up to $200 million of unsecured debt securities consisting of notes and debentures. The proceeds from the offering are to be used for general corporate purposes which may include the reduction of other indebtedness and possible acquisitions. Pursuant to the terms of the offering, the securities will be unconditionally guaranteed on a senior unsecured basis by the Company. Approximately $100 million of these securities are expected to be sold during the third quarter of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used by operating activities was $55.4 million for the first six months of 1996 compared to $11.6 million for the same period in 1995. Cash used by operating activities increased due to higher working capital investments. The increased working capital investment was principally related to higher inventories throughout much of the first six months of 1996 as a result of lower than anticipated sales increases. Consolidated cash used by investing activities was $23.0 million for the first six months of 1996 versus $61.5 million provided for the same period in 1995 partially due to increased capital expenditures relating to expansion and, service and logistic initiatives. 1995 also includes $72.6 million of proceeds on the sale of marketable equity securities. Consolidated cash provided from net financing activities was $76.2 million for the first six months of 1996 in comparison to $30.8 million used in the first six months of 1995. The consolidated net financing activities in 1996 and 1995 include $58.6 million and $62.9 million of treasury stock purchases, respectively. Cash used for assets held for sale, net was $1.6 million in the first six months of 1996 versus net cash provided of $9.7 million for the same period in 1995 and reflects the payment of liabilities relating to those assets offset by proceeds from sales.

Consolidated interest and other expense net was $11.9 million and $10.3 million for the six months ended June 28, 1996 and June 30, 1995, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 45% of debt obligations at June 28, 1996 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the six months ended June 28, 1996 and June 30, 1995 was to increase interest expense by approximately $.5 million and $.4 million respectively.

FINANCINGS:

At June 28, 1996, $57.6 million was available under the bank revolving lines of credit at Anixter, of which $43.5 million was available to pay the Company for intercompany liabilities.

Subsequent to June 28, 1996 Anixter intends to file a Form S-3 Registration statement with the Securities and Exchange Commission seeking approval to offer up to $200 million of unsecured debt securities consisting of notes and debentures. The proceeds from the offering are to be used for general corporate purposes which may include the reduction of other indebtedness and possible acquisitions. Pursuant to the terms of the offering, the securities will be unconditionally guaranteed on a senior unsecured basis by the Company. Approximately $100 million of these securities are expected to be sold during the third quarter of 1996.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included in assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated, through June 28, 1996, $1.4 billion of the portfolio. The $27 million net portfolio at June 28, 1996 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $21.4 million and $15.9 million for the first six months of 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The Company has experienced increased revenues due to the continued growth of the North American communications and electrical wire and cable businesses and its continuing worldwide expansion. While the Company continues to believe that its revenue base will grow and its worldwide expansion will result in both increased revenues and operating profits, this forward-looking statement is subject to a number of uncertainties and actual results could differ materially. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from June 30, 1995 to June 28, 1996 primarily as a result of the Company's treasury stock purchases in 1995 and 1996. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED JUNE 28, 1996: Net income for the second quarter of 1996 was $8.1 million compared with $8.9 million for the second quarter of 1995.

The Company's revenues during the second quarter of 1996 increased 13% to $611.8 million from $542.0 million in 1995 due to the continued growth in demand for its communication products in North America and further market penetration in the Asian and Latin American expansion markets. During the current period Europe s sales growth was negatively impacted due to exchange rate fluctuations which resulted in a 4.1% lower growth rate as compared to what it would have been had 1996 exchange rates remained constant with those in 1995. Revenues by major geographic market are presented in the following table.

                                                                                                    QUARTERS ENDED
                                                                                               ----------------------
                                                                                               JUNE 28,       JUNE 30,
                                                                                                 1996           1995
                                                                                               --------       --------
                                                                                                     (IN MILLIONS)
North America                                                                                  $471.3          $415.5
Europe                                                                                          110.6           105.0
Asia and Latin America                                                                           29.9            21.5
                                                                                              --------         -------
                                                                                               $611.8          $542.0
                                                                                              ========         ======



Gross margins increased at a slightly lower rate than the 13% rate of growth in sales principally due to lower gross margins on certain structured wiring products in North America. This decrease was due to a substantial increase in the availability of these products from the manufacturers. As a result of these changes gross profit margins were 24.8% versus 25.1% in 1995.

Operating expenses increased 19% to $129.7 million due to increased headcount in most areas of the Company, costs relating to customer service based initiatives in North America and Europe, and geographic expansion in Asia and Latin America. As a result of these increases the operating expense ratio, before goodwill amortization, has risen to 21% in the second quarter of 1996 from 20% in the second quarter of 1995.

Operating income decreased to $20.3 million in 1996 from $25.7 million in the second quarter of 1995. Operating income by major geographic markets is presented in the following table.



                                                                                                    QUARTERS ENDED
                                                                                               ----------------------
                                                                                               JUNE 28,       JUNE 30,
                                                                                                 1996           1995
                                                                                               --------       --------
                                                                                                     (IN MILLIONS)
North America                                                                                  $27.4            $22.4
Europe                                                                                          (1.2)             5.0
Asia and Latin America                                                                          (5.9)            (1.7)
                                                                                                -----            -----
                                                                                               $20.3            $25.7
                                                                                               =====            ======


The decrease in European profitability is due to volume related softness in communications sales in certain countries, and increased spending for technical and sales force increases to support a move toward an expanded end user customer focus. Changes in currency exchange rates in the second quarter 1996 did not have a significant effect on operating income.

Increased losses in emerging markets were due to new locations opened in the later part of 1995 and planned increases in headcounts required to penetrate the Asia/Pacific and Latin American markets.

Consolidated net interest expense for the second quarter of 1996 increased to $6.4 million from $5.4 million in 1995 due to increased working capital borrowings partially offset by lower interest rates.

The consolidated tax provision decreased by $2.0 million to $6.7 million due to lower pre-tax earnings and a decrease in the effective tax rate. The 1996 effective tax rate of 45% is based on pre-tax book income adjusted primarily for amortization of goodwill and losses of foreign operations which are not currently deductible. The decrease from 1995 to 1996 in the effective tax rate is attributable to a number of factors, including a reassessment, and subsequent adjustments by the Company of its overall income tax liability accruals.

SIX MONTHS ENDED JUNE 28, 1996: Net income for the first six months of 1996 was $18.4 million compared with $20.0 million for the same period of 1995.

The Company's revenues during the first six months of 1996 increased 13% to $1,179.2 million from $1,044.9 million in 1995 due to the continued growth in demand for its communication products in North America, and further market penetration in the Asian and Latin American expansion markets. Sales growth for the first six months and in particular the first quarter have been negatively affected by the disruptive effects of a sales force reorganization in North America which was completed in the first quarter of 1996 and stronger competitive pressures. The reorganization, which divided the sales force into product specialties, is intended to better focus the Company's sales efforts to support longer term sales growth. Revenues by major geographic market are presented in the following table.

                                                                                                  SIX-MONTHS ENDED
                                                                                               ----------------------
                                                                                               JUNE 28,       JUNE 30,
                                                                                                 1996           1995
                                                                                               --------       --------
                                                                                                     (IN MILLIONS)
North America                                                                                  $  896.1       $  800.2
Europe                                                                                            226.6          205.1
Asia and Latin America                                                                             56.5           39.6
                                                                                              ----------     ----------
                                                                                               $1,179.2       $1,044.9
                                                                                               =========      ========

Gross margins increased 13% to $297.4 million in the first six months of 1996 from $263.2 million in the first six months of 1995 due to a 13% volume increase, however, the Company has experienced some deterioration in the gross profit percentage in the second quarter as a result of lower gross margins on certain structured wiring products in North America.

Operating expenses increased 19% to $250.6 million in 1996 from $210.7 million in 1995 due to increased headcount in most areas of the Company, costs relating to customer service based initiatives in North America and Europe, and geographic expansion in Asia and Latin America. The Operating expense ratio, before goodwill amortization, was 21% in the first six months of 1996 versus 20% in the same period of 1995.

Operating income decreased to $43.7 million in 1996 from $49.5 million in the first six months of 1995. Operating income by major geographic markets is presented in the following table.




                                                                                                  SIX-MONTHS ENDED
                                                                                               ----------------------
                                                                                               JUNE 28,       JUNE 30,
                                                                                                 1996           1995
                                                                                               --------       --------
                                                                                                     (IN MILLIONS)
North America                                                                                    $51.7         $42.4
Europe                                                                                             2.2          10.1
Asia and Latin America                                                                           (10.2)         (3.0)
                                                                                                  ----         ------
                                                                                                  $43.7        $49.5
                                                                                                  =====        =====

The increase in North American operating income, which includes the results of the North American business unit as well as certain corporate expenses, is due to higher sales volume and gross profits partially offset by increased operating expenses. In 1996 these corporate related expenses were less than the prior year by approximately $1.6 million which accounts for the better growth in operating profits than in sales.

The decrease in European profitability is due to softness in communications sales in certain countries, and increased technical and sales force spending to support the change to an expanded end user customer focus. Changes in currency exchange rates in the first six months of 1996 reduced operating income by $.9 million as compared to what it would have been had 1996 exchange rates remained constant with those in 1995.

Increased losses in emerging markets were due to new locations opened in the later part of 1995 and increases in headcounts required to penetrate the Asia/Pacific and Latin American markets.

Consolidated net interest expense for the first six months of 1996 increased to $11.9 million from $10.3 million in 1995 due to increased borrowings partially offset by lower interest rates.

The consolidated tax provision decreased from $18.3 million to $15.1 million due to lower pre-tax earnings and a decrease in the effective tax rate to 45% from 47.8% in the previous year. The decrease in the effective tax rate is attributable to a number of factors, including a reassessment, and subsequent adjustments by the Company of its overall income tax liability accruals.

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

                                                ANIXTER INTERNATIONAL INC.

Date:  July 30, 1996    By:      /s/ Rod F. Dammeyer
       -------------         -----------------------------------------------
                                     Rod F. Dammeyer
                         President and Chief Executive Officer

Date:  July 30, 1996   By:       /s/ Dennis J. Letham
       -------------        ------------------------------------------------
                                     Dennis J. Letham
                            Senior Vice President - Finance
                              and Chief Financial Officer