Form 10-Q
period 1996-09-27
ANIXTER INTERNATIONAL INC
filed 1996-11-12
CIK 52795

                                 PRELIMINARY
                                    DRAFT

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


Commission file number 1-5989

                         ANIXTER INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)


Delaware                                                          94-1658138
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)



                           2 North Riverside Plaza
                                 Suite 1900
                          Chicago, Illinois  60606
             --------------------------------------------------
            (Address of principal executive offices and Zip Code)



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

At November 6, 1996 there were 47,998,614 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      SEPTEMBER 27, DECEMBER 31,
                                                           1996        1995
                                                       -----------   ----------
                                                       (UNAUDITED)

   Current assets:
   Cash and equivalents                                $    3,900  $   10,500
   Accounts receivable (net of allowance for doubtful
     accounts of $9,000 and $9,000, respectively)         474,800     400,000
   Inventories, primarily finished goods                  392,700     364,100
   Income taxes receivable                                      -       8,300
   Other assets                                             6,100       6,400
                                                       ----------  ----------
        Total current assets                              877,500     789,300

   Property, at cost                                      120,000      97,400
   Accumulated depreciation                               (60,800)    (48,200)
                                                       ----------  ----------

     Net property                                          59,200      49,200

   Goodwill (net of accumulated amortization
     of $56,100 and $51,500 respectively)                 184,000     183,000
   Assets held for sale, net                               54,600      42,800
   Investment in ANTEC                                     77,300      73,700
   Other assets                                            26,300      55,000
                                                       ----------  ----------

                                                       $1,278,900  $1,193,000
                                                       ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                               SEPTEMBER 27, DECEMBER 31,
                                                   1996         1995
                                               -----------   ----------
                                                      (UNAUDITED)
          Current liabilities:
            Accounts payable                      $253,200    $232,400
            Accrued expenses                        83,500      99,500
            Income taxes payable                     9,400           -
                                                ----------  ----------

              Total current liabilities            346,100     331,900

          Deferred taxes, net                       38,400      37,400
          Other liabilities                         14,700      17,600
          Long-term debt                           448,500     333,700
                                                ----------  ----------
              Total liabilities                    847,700     720,600

          Common stock repurchase commitment             -      23,400

          Stockholders' equity:
            Common stock                            48,300      52,500
            Capital surplus                         57,700      99,900
            Retained earnings                      335,400     308,400
            Cumulative translation adjustments     (10,200)    (11,800)
                                                 ---------   ---------

              Total stockholders' equity           431,200     449,000
                                                ----------  ----------

                                                $1,278,900  $1,193,000
                                                ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE-MONTH PERIODS           NINE-MONTH PERIODS
                                                  ENDED                          ENDED
                                     -------------------------------  ----------------------------
                                      SEPTEMBER  27,   SEPTEMBER 30,  SEPTEMBER 27,  SEPTEMBER 30,
                                           1996            1995           1996           1995
                                     ----------------  -------------  -------------  -------------

Revenues                             $        631,500  $     571,100  $   1,810,700  $   1,616,000

Cost of goods sold                           (476,300)      (429,200)    (1,358,100)    (1,210,900)
                                     ----------------  -------------  -------------  -------------
Gross profit                                  155,200        141,900        452,600        405,100

Operating expenses                           (133,200)      (114,100)      (383,800)      (324,800)
Amortization of goodwill                       (1,500)        (1,500)        (4,600)        (4,500)
                                     ----------------  -------------  -------------  -------------

Operating income                               20,500         26,300         64,200         75,800

Interest expense and other, net                (6,900)        (6,000)       (18,800)       (16,300)
Equity (loss) in ANTEC earnings                 1,900         (3,600)         3,600         (1,500)
Marketable equity securities losses                 -              -              -         (3,000)
                                     ----------------  -------------  -------------  -------------

Income before income taxes                     15,500         16,700         49,000         55,000

Income tax expense                             (6,900)        (7,600)       (22,000)       (25,900)
                                     ----------------  -------------  -------------  -------------

Net income                           $          8,600  $       9,100  $      27,000  $      29,100
                                     ================  =============  =============  =============

Net income per common and common
   equivalent share:                 $            .18  $         .17  $         .54  $         .52
                                     ================  =============  =============  =============

Weighted average common and
   common equivalent shares                    48,500         53,800         50,300         56,200
                                     ================  =============  =============  =============




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE-MONTH PERIODS
                                                                      ENDED
                                                           ----------------------------
                                                           SEPTEMBER 27,  SEPTEMBER 30,
                                                               1996           1995
                                                           -------------  -------------
Operating activities:
  Net income                                               $      27,000  $      29,100
  Adjustments to reconcile net income
     to net cash used by
     operating activities:
       Depreciation                                               15,100         11,000
       Amortization of goodwill                                    4,600          4,500
       Deferred income tax expense                                 1,000          2,000
       Loss on sale of marketable securities                           -          3,000
       Equity (earnings) loss in ANTEC                            (3,600)         1,500
       Other, net                                                  1,900          3,200
       Changes in current assets and liabilities, net            (89,500)       (82,600)
                                                           -------------  -------------
     Net cash used by operating
       activities                                                (43,500)       (28,300)

Investing activities:
  Purchases of property, net                                     (25,300)       (24,200)
  Sales of marketable equity securities                                -         72,600
  Cash provided (used) by assets held for sale, net               (6,000)        58,400
  Other investments                                                    -         (4,800)
                                                           -------------  -------------
     Net cash provided (used) by investing activities            (31,300)       102,000
                                                           -------------  -------------
     Net cash provided (used) before financing activities        (74,800)        73,700

Financing activities:
  Borrowings                                                   1,001,000        597,800
  Reduction in borrowings                                       (861,000)      (564,600)
  Proceeds from issuance of common stock                           1,200          6,700
  Purchases of treasury stock                                    (71,800)      (108,400)
  Other, net                                                      (1,200)        (1,100)
                                                           -------------  -------------
     Net cash provided (used) by financing activities             68,200        (69,600)
                                                           -------------  -------------
Cash provided (used)                                              (6,600)         4,100
Cash and equivalents at beginning of period                       10,500         14,200
                                                           -------------  -------------
Cash and equivalents at end of period                      $       3,900  $      18,300
                                                           =============  =============

Supplemental cash flow information:
  Interest paid during the period                          $      17,800  $      18,100
                                                           =============  =============
  Income taxes paid during the period                      $      12,000  $      15,600
                                                           =============  =============


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

In 1996 the Company changed its year end from a calendar year ending December 31 to the Friday nearest December 31. Fiscal year 1996 will end on January 3, 1997 while the third quarter ended on September 27, 1996. This change does not have a significant effect on the results of operations for the quarter ended September 27, 1996.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at September 27, 1996 and September 30, 1995 was 31% and 30%, respectively. This investment is accounted for under the equity method. The following summarizes the financial information for
ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1996           1995
                                              -------------  ------------
                                              (UNAUDITED)

       Assets:
          Current assets                      $    227.9       $    232.2
          Property, net                             26.0             25.9
          Goodwill                                 168.4            171.8
          Other assets                              30.7             27.0
                                              ----------       ----------
                                              $    453.0       $    456.9
                                              ==========       ==========
       Liabilities and Shareholders' Equity:
          Current liabilities                 $     93.8       $    101.8
          Long-term debt                           109.7            117.9
          Shareholders' equity                     249.5            237.2
                                              ----------       ----------
                                              $    453.0       $    456.9
                                              ==========       ==========

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                  SEPTEMBER 30,                  SEPTEMBER 30,
                            ----------------------           ---------------------
                                1996            1995             1996          1995
                                ----            ----             ----          ----
                                   (IN MILLIONS)                   (IN MILLIONS)

Revenues                    $     158.0     $     165.5     $     483.1     $ 489.7
                            ===========     ===========     ===========     =======

Operating income (loss)     $       9.5     $     (15.9)    $      26.3     $   1.2
                            ===========     ===========     ===========     =======

Income (loss) before
 income tax expense         $      11.3     $     (18.6)    $      23.1     $  (7.1)
                            ===========     ===========     ===========     =======

Net income (loss)           $       6.1     $     (11.9)    $      11.7     $  (6.5)
                            ===========     ===========     ===========     =======


ANTEC results of operations include a pretax $3.8 million gain from the sale of its Canadian distribution business in the third quarter of 1996 and a one-time pretax restructuring charge of $21.7 million incurred in the third quarter of 1995.

On October 28, 1996, ANTEC Corporation and TSX Corporation executed a definitive agreement whereby a wholly-owned subsidiary of ANTEC will merge into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders will receive 1.00 share of ANTEC Corporation stock for each share of TSX Corporation stock that they own. It is contemplated that the transaction will be tax-free for TSX Corporation shareholders and will be accounted for as a pooling of interests. Both companies' boards of directors have approved the transaction and, subject to shareholder approval and satisfaction of other conditions, the transaction should be effective early in 1997. Upon consummation of this transaction the Company's ownership interest in ANTEC will be approximately 18%.

NOTE 3.  DEBT

In September, 1996 Anixter received approval from the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996 Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

On September 6, 1996 Anixter amended its revolving line of credit agreement. The amendment increased commitments by $125 million to $550 million, released the collateral securing the revolver, lowered the interest rate spread and extended the maturity to September, 2001. The amendment also requires a guarantee by the Company of the debt.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used by operating activities was $43.5 million for the first nine months of 1996 compared to $28.3 million for the same period in 1995. Cash used by operating activities increased primarily due to higher working capital investments and a 7.7% reduction in net income. The increased working capital investments were principally related to higher inventories throughout much of the first nine months of 1996 as a result of lower than anticipated sales increases. Consolidated cash used by investing activities was $31.3 million for the first nine months of 1996 versus $102.0 million provided for the same period in 1995 which includes $72.6 million of proceeds on the sale of marketable equity securities and $58.4 million provided from the liquidation of assets held for sale. Consolidated cash provided from net financing activities was $68.2 million for the first nine months of 1996 in comparison to $69.6 million used in the first nine months of 1995 due to higher working capital borrowings in 1996 and a decrease in purchases of treasury stock from $108.4 million in 1995 to $71.8 million in 1996. Cash used for assets held for sale, net was $6.0 million in the first nine months of 1996 versus net cash provided of $58.4 million for the same period in 1995 and reflects the payment of liabilities relating to those assets offset by proceeds from sales.

Consolidated interest and other expense net was $18.8 million and $16.3 million for the nine months ended September 27, 1996 and September 30, 1995, respectively. In addition to the fixed rate 8% senior notes the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 90% of all debt obligations at September 27, 1996 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the nine months ended September 27, 1996 and September 30, 1995 was to increase interest expense by approximately $.7 million in each period.

FINANCINGS:

At September 27, 1996, $260.4 million was available under the bank revolving lines of credit at Anixter, of which $30.8 million was available to pay the Company for intercompany liabilities.

In September, 1996 Anixter received approval from the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996 Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

On September 6, 1996 Anixter amended its revolving line of credit agreement. The amendment increased commitments by $125 million to $550 million, released the collateral securing the revolver, lowered the interest rate spread and extended the maturity to September, 2001. The amendment also requires a guarantee by the Company of the debt.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included in assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated, through June 28, 1996, $1.4 billion of the portfolio. The $25 million net portfolio at September 27, 1996 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $25.3 million and $24.2 million for the first nine months of 1996 and 1995, respectively.

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

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from September 30, 1995 to September 27, 1996 primarily as a result of the Company's treasury stock purchases in 1995 and 1996. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED SEPTEMBER 27, 1996: Net income for the third quarter of 1996 was $8.6 million compared with $9.1 million for the third quarter of 1995.

The Company's revenues during the third quarter of 1996 increased 11% to $631.5 million from $571.1 million in 1995 due to the continued growth in demand for its communication products in North America and further market penetration in the Asian and Latin American expansion markets. During the current period Europe's sales growth was negatively impacted due to the separation of the distribution business from the integration business and exchange rate fluctuations which resulted in a 2% lower growth rate as compared to what it would have been had 1996 exchange rates remained constant with those in 1995. Revenues by major geographic market are presented in the following table.

                                             QUARTERS ENDED
                                        ------------------------
                                 SEPTEMBER 27,             SEPTEMBER 30,
                                    1996                      1995
                                 -------------             -------------
                                             (IN MILLIONS)

          North America           $   478.7                 $   439.9
          Europe                      117.1                     106.0
          Asia and Latin America       35.7                      25.2
                                  ---------                 ---------
                                  $   631.5                 $   571.1
                                  =========                 =========


Gross margins increased at a slightly lower rate than the 11% rate of growth in sales principally due to lower gross margins on certain structured wiring products in North America, resulting from a substantial increase in the availability of these products from the manufacturers and softness in certain European countries due to competitive pressures. As a result of these changes gross profit margins were 24.6% versus 24.8% in 1995.

Operating expenses increased 16.7% to $133.2 million due to costs relating to customer service based initiatives in North America and Europe, and geographic expansion in Asia and Latin America. As a result of these increases the operating expense ratio, before goodwill amortization, has risen to 21.1% in the third quarter of 1996 from 20.0% in the third quarter of 1995.

Operating income decreased to $20.5 million in 1996 from $26.3 million in the third quarter of 1995. Operating income by major geographic markets is presented in the following table.


                                 SEPTEMBER 27,             SEPTEMBER 30,
                                    1996                      1995
                                 -------------             -------------
                                             (IN MILLIONS)

          North America           $   29.5               $   23.9
          Europe                      (2.5)                   4.2
          Asia and Latin America      (6.5)                  (1.8)
                                  ---------              --------
                                  $   20.5               $   26.3
                                  ========               ========

The decrease in European profitability is due to the separation of the distribution business from the network integration business, volume related softness in communications sales in certain countries, and increased spending for technical and sales force increases to support a move toward an expanded end user customer focus. Changes in currency exchange rates in the third quarter 1996 did not have a significant effect on operating income.

Increased losses in emerging markets were due to new locations opened in the later part of 1995 and planned increases in headcounts required to penetrate the Asia/Pacific and Latin American markets.

Consolidated net interest expense for the third quarter of 1996 increased to $6.9 million from $6.0 million in 1995 due to increased working capital borrowings partially offset by lower interest rates.

The consolidated tax provision decreased by $.7 million to $6.9 million due to lower pre-tax earnings and a decrease in the effective tax rate. The 1996 effective tax rate of 45% is based on pre-tax book income adjusted primarily for amortization of goodwill and losses of foreign operations which are not currently deductible. The decrease from 1995 to 1996 in the effective tax rate is attributable to a number of factors including a reassessment, and subsequent adjustments, by the Company of its overall income tax liability accruals.

NINE MONTHS ENDED SEPTEMBER 27, 1996: Net income for the first nine months of 1996 was $27.0 million compared with $29.1 million for the same period of 1995.

The Company's revenues during the first nine months of 1996 increased 12% to $1,810.7 million from $1,616.0 million in 1995 due to the continued growth in demand for its communication products in North America, and further market penetration in the Asian and Latin American expansion markets. Sales growth for the first nine months and in particular the first quarter have been negatively affected by the disruptive effects of a sales force reorganization in North America and stronger competitive pressures. The reorganization, which divided the sales force into product specialties, is intended to better focus the Company's sales efforts to support longer term sales growth. Sales growth in Europe was negatively impacted due to the separation of the distribution business from the integration business and exchange rate fluctuations which resulted in a 2% lower growth rate as compared to what it would have been had 1996 exchange rates remained constant with those in 1995. Revenues by major geographic market are presented in the following table.

                                           NINE-MONTHS ENDED
                                      ----------------------------
                                      SEPTEMBER 27,  SEPTEMBER 30,
                                          1996           1995
                                      -------------  -------------
                                             (IN MILLIONS)

              North America           $     1,374.8  $     1,240.1
              Europe                          343.7          311.1
              Asia and Latin America           92.2           64.8
                                      -------------  -------------
                                      $     1,810.7  $     1,616.0
                                      =============  =============


Gross margins increased 11.7% to $452.6 million in the first nine months of 1996 from $405.1 million in the first nine months of 1995 due to a 12% volume increase, however, the Company has experienced some deterioration in the gross profit percentage as a result of lower gross margins on certain structured wiring products in North America and softness in certain European countries due to competitive pressures.

Operating expenses increased 18.2% to $383.8 million in 1996 from $324.8 million in 1995 due to increased headcount in most areas of the Company in the first half of the year, costs relating to customer service based initiatives in North America and Europe, and geographic expansion in Asia and Latin America. The Operating expense ratio, before goodwill amortization, was 21.2% in the first nine months of 1996 versus 20.1% in the same period of 1995.

Operating income decreased to $64.2 million in 1996 from $75.8 million in the first nine months of 1995. Operating income by major geographic markets is presented in the following table.


                                           NINE-MONTHS ENDED
                                      ----------------------------
                                      SEPTEMBER 27,  SEPTEMBER 30,
                                          1996           1995
                                      -------------  -------------
                                             (IN MILLIONS)

             North America           $         81.2  $         66.3
             Europe                            (0.3)           14.3
             Asia and Latin America           (16.7)           (4.8)
                                     --------------  --------------
                                     $         64.2  $         75.8
                                     ==============  ==============

The increase in North American operating income, which includes the results of the North American business unit as well as certain corporate expenses, is due to higher sales volume and gross profits partially offset by increased operating expenses. In 1996 these corporate related expenses were less than the prior year by approximately $2.1 million which accounts for the better growth in operating profits than in sales.

The decrease in European profitability is due to softness in communications sales in certain countries, and increased technical and sales force spending to support the separation of the distribution business from the network integration business. Changes in currency exchange rates in the first nine months of 1996 reduced operating income by $1.0 million as compared to what it would have been had 1996 exchange rates remained constant with those in 1995.

Increased losses in emerging markets were due to new locations opened in the later part of 1995 and increases in headcounts required to penetrate the Asia/Pacific and Latin American markets.

Consolidated net interest expense for the first nine months of 1996 increased to $18.8 million from $16.3 million in 1995 due to increased working capital borrowings partially offset by lower-interest rates.

The consolidated tax provision decreased from $25.9 million to $22.0 million due to lower pre-tax earnings and a decrease in the effective tax rate to 45% from 47% in the previous year. The decrease in the effective tax rate is attributable to a number of factors, including a reassessment, and subsequent adjustments by the Company of its overall income tax liability accruals.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             4.1 Indenture dated September 17, 1996 between Anixter Inc., Anixter International Inc. and The Bank of New York, as Trustee, providing for 8% Senior Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.'s Registration Statement on Form S-3, Registration Number 333-09185, filed August 27, 1996 Exhibit 4.1

             4.2 Amendment, dated September 6, 1996, to Amended and Restated Credit Agreement, dated March 11, 1994, among Anixter Inc., The Chase Manhattan Bank, as Agent, and the other banks named therein.

             27.1 Financial Data Schedule


         (b) Reports on Form 8-K

             None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.


         Date:  November 11, 1996      By:
         -----------------------------    ---------------------------------
                                                 Rod F. Dammeyer
                                          President and Chief Executive Officer

         Date: November 11, 1996       By:
         -----------------------------    ---------------------------------
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

                          ANIXTER INTERNATIONAL INC.


         Date: November 11, 1996     By: /s/ Rod F. Dammeyer
         -----------------------        -------------------------------------
                                             Rod F. Dammeyer
                                        President and Chief Executive Officer

         Date: November 11, 1996     By: /s/ Dennis J. Letham
         -----------------------        -------------------------------------
                                             Dennis J. Letham
                                        Senior Vice President - Finance
                                           and Chief Financial Officer