Form 10-K405
period 1997-01-03
ANIXTER INTERNATIONAL INC
filed 1997-03-19
CIK 52795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934................FOR THE FISCAL YEAR ENDED JANUARY 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $500,000,000 as of March 14, 1997.

At March 14, 1997, 47,611,662 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into
Part III. This document consists of 54 pages. Exhibit List begins on page 34.
================================================================================

                               TABLE OF CONTENTS

PART I.


Item 1.                  Business of the Company.....................................     3
Item 2.                  Properties..................................................     5
Item 3.                  Legal Proceedings...........................................     5
Item 4.                  Submission of Matters to a Vote of Security Holders.........     5
                         Executive Officers of the Registrant........................     5

PART II.
Item 5.                  Market for the Registrant's Common Stock and Related
                           Stockholder Matters.......................................     7
Item 6.                  Selected Financial Data.....................................     8
Item 7.                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................     9
Item 8.                  Consolidated Financial Statements and Supplementary Data....    14
Item 9.                  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure..................................    14

PART III.
Item 10.                 Directors and Executive Officers of the Registrant..........    33
Item 11.                 Executive Compensation......................................    33
Item 12.                 Security Ownership of Certain Beneficial Owners and
                           Management................................................    33
Item 13.                 Certain Relationships and Related Transactions..............    33

PART IV.
Item 14.                 Exhibits, Financial Statement Schedules and Reports on Form
                           8-K.......................................................    33

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

GENERAL

     Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter"). As of January 3, 1997 the Company also owned approximately 31% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company. This percentage was reduced to approximately 19% in February 1997 by the issuance of additional stock by ANTEC in connection with a merger.

     In 1996 the Company changed its year end from a calendar year ending December 31 to the Friday nearest December 31. Fiscal year 1996 ended on January 3, 1997. This change does not have a significant effect on the results of operations for the year ended January 3, 1997.

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

     At January 3, 1997, the Company and its subsidiaries employed approximately 5,600 persons. For information on segment and geographic data see Note 15 of the Notes to the Consolidated Financial Statements.

OPERATIONS

     Anixter is a leading supplier of wiring systems, networking and internetworking products for voice, data and video networks and electrical power applications in North America, Europe, Asia and Latin America. Anixter stocks and/or sells a full line of these products from a network of 86 locations in the United States, 20 in Canada, 14 in the United Kingdom, 35 in Continental Europe, 13 in Latin America, 6 in Australia, and 14 in Asia. Anixter sells approximately 80,000 products to over 80,000 active customers and works with over 2,000 suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,700.

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

     Increasingly, the Company's end user customer base is seeking complete solutions to their network infrastructure needs as opposed to just purchasing networking products. Therefore, in some circumstances Anixter is providing network design advice through its sales engineers prior to major sales commitments as well as project management, staging and configuration during customer project implementation, customer training and installation of networking products. On a post-sale basis Anixter provides network trouble shooting, maintenance and warranty services. Anixter service offerings do not include cable system installation, application software development or the provision of terminal devices.

     Prior to 1989, Anixter's operations were primarily limited to North America and the United Kingdom. In 1989, Anixter made a major commitment to expand its operations into the international voice, data and video communications markets. Since then, Anixter has opened businesses throughout Western and Central Europe and in significant markets in the Pacific Rim (other than Japan and Korea) and Latin America. While most of the European businesses have achieved operating profits, the Pacific Rim and Latin American expansion programs are considered to be in the start-up mode.

     An important element of Anixter's business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking, communications cabling and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 45% of the Company's purchases in 1996 were from its five largest suppliers.

     Anixter's ability to cost effectively serve its customers' needs is possible through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, the Company operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of the Company's inventory and are to a certain degree specialized by broad product category. Some smaller warehouses are also maintained to provide for the local pick up needs of customers in certain cities. Anixter has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations.

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

INVESTMENT IN ANTEC

     As of January 3, 1997 and December 31, 1995, the Company's interest in ANTEC was approximately 31%. Effective January 1, 1994, the Company reflects ANTEC as an equity investment in the consolidated financial statements. As of January 3, 1997, the market value of the Company's 7,113,500 shares of ANTEC was $74.2 million compared with a carrying value of $77.8 million. The Company views ANTEC as a long-term investment, subject to change should future circumstances warrant.

     On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which will result in a cessation of equity method accounting for this investment after February 6, 1997.

     ANTEC is a communications technology company, specializing in the design and engineering of hybrid fiber/coax (HFC) broadband networks and the manufacturing, materials management and distribution of products for these networks.

ASSETS HELD FOR SALE

     The principal assets held for sale at January 3, 1997 are those of the finance business of Signal Capital which have been classified as assets held for sale in the Company's consolidated financial statements since its acquisition in 1988. Subsequent to the purchase, the Company has sold or liquidated $1.4 billion of the portfolio through January 3, 1997. The $21.4 million net portfolio at January 3, 1997 represents approximately 2% of the original acquired Signal Capital portfolio. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1996, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 19, 1997, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Rod F. Dammeyer, 56...............  Chief Executive Officer, President and Director of the
                                    Company since January 1993; President and Director of the
                                    Company from 1985 to 1993.

John A. Dul, 36...................  Assistant Secretary of the Company since May 1995; General
                                    Counsel and Secretary of Anixter since January 1996;
                                    Associate General Counsel and Secretary from July 1994 to
                                    January 1996; Associate General Counsel and Assistant
                                    Secretary from May 1993 to July 1994; Associate General
                                    Counsel from January 1990 to May 1993.

James M. Froisland, 46............  Vice President--Controller of the Company since February
                                    1996; Vice President--Corporate Controller of Budget Rent a
                                    Car Corporation from March 1992 to February 1996; Vice
                                    President Finance and Chief Financial Officer of Allsteel
                                    Inc., from August 1990 to March 1992; Corporate Controller and Director of Management Information Systems of the
                                    Haagen-Dazs Company, a subsidiary of The Pillsbury Company from October 1988 to August 1990.

Robert W. Grubbs Jr., 40..........  President and Chief Executive Officer of Anixter since July
                                    1994; President Anixter U.S.A. from August 1993 to July
                                    1994; Executive Vice President, Sales and Marketing of
                                    Anixter from August 1992 to August 1993; Senior Vice
                                    President Southeastern Group of Anixter from May 1989 to
                                    August 1992.

James E. Knox, 59.................  Senior Vice President, General Counsel and Secretary of the
                                    Company since 1986.

Dennis J. Letham, 45..............  Chief Financial Officer, Senior Vice President--Finance of
                                    the Company since January 1995; Chief Financial Officer,
                                    Executive Vice President of Anixter since July 1993; Chief
                                    Financial Officer, Vice President of National Intergroup,
                                    Inc. from March 1991 to July 1993; Chief Financial Officer,
                                    Senior Vice President of FoxMeyer, Inc from September 1990 to July 1993; Vice President--Controller of National
                                    Intergroup, Inc. from 1989 to March 1991.

James A. Loudon, 53...............  Vice President--Treasurer of the Company and Anixter since
                                    February 1996; Vice President--Controller of the Company
                                    from March 1995 to February 1996; Vice President--Controller of Anixter from January 1994 to February 1996; Vice
                                    President--Treasurer of Anixter from February, 1988 to
                                    January, 1994.

Philip F. Meno, 38................  Vice President--Taxes of the Company since May 1993;
                                    Director of Taxes from January 1990 to May 1993; Tax Manager from 1986 to January 1990.

Samuel Zell, 55...................  Chairman of the Board of Directors of the Company since
                                    January 1993; Chairman of the Board of Directors and Chief
                                    Executive Officer of the Company from 1985 to 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

A. MARKET INFORMATION

     Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE.

B. STOCK PRICES

     The following table sets forth the high and low sales prices for the Common Stock on the NYSE.

                                                             HIGH      LOW
                                                             ----      ---
1995
  First Quarter..........................................  $19 5/16  $16 3/4
  Second Quarter.........................................   20 3/16   17 1/4
  Third Quarter..........................................   22 1/16   18 9/16
  Fourth Quarter.........................................   20 7/8    16 3/4

1996
  First Quarter..........................................  $20       $16
  Second Quarter.........................................   19 1/4    14 7/8
  Third Quarter..........................................   16 1/8    12 5/8
  Fourth Quarter.........................................   17 7/8    13 3/8

1997
  First Quarter (through March 14, 1997).................  $17 3/4   $13

C. DIVIDENDS ON COMMON STOCK

     The Company has not paid cash dividends on its Common Stock since 1979. On August 10, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend paid October 25, 1995, to stockholders of record September 22, 1995. All share and per share data have been adjusted to reflect this split.

D. NUMBER OF HOLDERS OF COMMON STOCK

     There were approximately 5,700 holders of record of the Common Stock as of March 14, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                               YEARS ENDED
                                                          ------------------------------------------------------
                                                                                     DECEMBER 31,
                                                          JANUARY 3,   -----------------------------------------
                                                             1997        1995       1994       1993       1992
                                                          ----------   --------   --------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations(a):
  Revenues--Anixter.....................................   $2,475.3    $2,194.8   $1,732.6   $1,328.6   $1,163.6
          --ANTEC.......................................         --          --         --      427.6      301.0
                                                           --------    --------   --------   --------   --------
  Consolidated revenues.................................   $2,475.3    $2,194.8   $1,732.6   $1,756.2   $1,464.6
                                                           ========    ========   ========   ========   ========
  Operating income--Anixter and all other...............   $   88.4    $   99.6   $   69.8   $   45.8   $   30.5
                   --ANTEC..............................         --          --         --       22.4       12.1
                                                           --------    --------   --------   --------   --------
  Consolidated operating income.........................   $   88.4    $   99.6   $   69.8   $   68.2   $   42.6
                                                           ========    ========   ========   ========   ========
  Interest expense and other, net.......................   $  (27.7)   $  (21.6)  $  (27.1)  $  (58.9)  $  (77.9)
  Equity in income (loss) of ANTEC......................        4.1         (.6)       7.9         --         --
  Non-recurring items, net(b)...........................         --          --       59.0       71.8         --
  Marketable equity securities losses, principally
    write-downs(c)......................................         --        (3.0)     (39.6)     (25.0)     (25.0)
  Income (loss) from continuing operations..............       36.1        39.1       46.2       28.8      (45.8)
  Income (loss) from discontinued operations............         --          --      200.7      (14.0)     (38.1)
  Extraordinary items, net(d)...........................         --          --         --      (16.0)     (20.4)
  Net income (loss).....................................   $   36.1    $   39.1   $  246.9   $   (1.2)  $ (104.3)

  Income (loss) per common and common equivalent
    share(g):
      Continuing operations.............................   $    .73    $    .71   $    .72   $    .43   $   (.89)
      Before extraordinary items........................         --          --       3.85        .20      (1.55)
      Net income (loss).................................        .73         .71       3.85       (.07)     (1.90)
Financial position at year end(a):
  Total assets..........................................   $1,261.0    $1,184.7   $1,110.9   $1,380.6   $1,436.2
  Total debt............................................      468.4       333.7      280.5      494.8      725.6
  Stockholders' equity(e)(f)............................      435.5       449.0      543.9      405.3      367.3
  Book value per common and common equivalent
    share(f)(g).........................................   $   9.07    $   8.77   $   9.25   $   6.14   $   5.05
  Weighted average common and common equivalent
    shares(g)...........................................     49,717      55,410     64,090     60,264     58,170

---------------
Notes:

(a) Due to the 1994 sale of 4.0 million shares of ANTEC (see Note 1 of the Notes to the Consolidated Financial Statements), all 1996, 1995 and 1994 financial information reflects ANTEC as an equity investment. All prior financial information reflects ANTEC as a consolidated subsidiary of the Company.

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

(c) In 1994, 1993 and 1992, the Company wrote down the value of its investments in marketable equity securities by $34.4 million, $25.0 million and $25.0 million, respectively. The remaining $5.2 million pre-tax charge in 1994 relates to the loss on sale of the Company's investment in Catellus. The remaining marketable securities were sold in 1995 resulting in a pre-tax loss of $3 million.

(d) Extraordinary items in 1993 and 1992 represent the gain/(loss), net of related income taxes, on early extinguishment of senior and subordinated debt at the Company and its subsidiaries.

(e) Stockholders' equity reflects treasury stock purchases of $75.5 million, $129.2 million, $138.9 million, $.3 million and $114.3 million in 1996, 1995, 1994, 1993 and 1992, respectively. No dividends on common stock were declared or paid during any of the periods shown.

(f) Stockholders' equity includes unrealized losses on marketable equity securities available-for-sale, net of deferred income tax benefit of $3.9 million, $23.7 million and $49.1 million at December 31, 1994, 1993 and 1992, respectively. Stockholders' equity at December 31, 1992 included approximately $83 million of Series C convertible preferred stock which was converted into 3.8 million shares of Common Stock in 1993.

(g) All share and per share data has been adjusted to reflect the dividend paid in the form of a two-for-one stock split on October 25, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

     Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt and purchasing Common Stock. Over the last several years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to eliminate all debt at the holding company, temporarily reduce borrowings at the subsidiary level and to repurchase approximately $795 million of outstanding Common Stock. The financial liquidity and capital resources in 1996 and 1995 reflect the impact of the Company's recapitalization program.

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

     ANTEC Public Offerings: In May 1994, the Company completed a public offering of shares of common stock of ANTEC for approximately $83 million. As a result of the ANTEC Offering, the Company's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered the Company's ownership to approximately 30%. In the fourth quarter of 1995 the Company purchased .4 million shares of ANTEC stock increasing its ownership to 31%. This percentage was reduced to approximately 19% in February 1997 by the issuance of additional stock by ANTEC in connection with a merger.

     Liquidation of Signal Capital: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated $1.4 billion of the portfolio. The $21.4 million net portfolio at January 3, 1997 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to the Company's shareholders and no material amounts of new loans or investments are being made.

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

Cash Flow

     Year ended January 3, 1997: Consolidated net cash used by continuing operating activities was ($39.8) million for the year ended January 3, 1997 compared to ($38.3) million in 1995. Cash used by continuing operating activities increased primarily as a result of increased working capital investment resulting from increased sales volume and a decrease in income from continuing operations. Consolidated net cash used by investing activities was ($33.3) million in 1996 versus $108.7 million provided in 1995. Consolidated investing activities in 1995 included approximately $72.6 million of proceeds from the sale of the Company's investment in Energy. Cash from discontinued operations, net was $11.1 million in 1996 versus $71.2 million in 1995. Consolidated cash provided by net financing activities was $80.8 million for the year ended 1996 in comparison to ($74.1) million used in 1995. The consolidated net financing activities in 1996 and 1995 include $75.5 million and $129.2 million, respectively of treasury stock purchases and net increases in borrowings of $161.1 million in 1996 versus $50.1 million in 1995.

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

     Interest Expense: Consolidated net interest expense and other was $27.7 million, $21.6 million and $27.1 million for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 85% of debt obligations at January 3, 1997 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the years ended January 3, 1997 and December 31, 1995 and 1994, was to increase interest expense by approximately $.9 million, $.9 million and $6.0 million, respectively.

Financings

     In November 1995, the Company terminated its $115 million senior bank term loan facility. Effective with this termination, all existing financing facilities are maintained by the operating subsidiaries of the Company.

     In September 1996, the Company increased Anixter's secured domestic revolving line of credit to $550 million, obtained a release of collateral making the facility unsecured, lowered the interest rate spreads, and extended the expiration to 2001.

     In September, 1996 Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996 Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

     At January 3, 1997, $230 million was available under the bank revolving lines of credit at Anixter, of which $32 million was available to the Company for general corporate purposes.

Debt Maturities and Repayments

     In 1994, the Company repaid the entire $250 million term loan with proceeds from the sale of the Company's rail car leasing business and the ANTEC Offering. The term loan was originally obtained in December 1993 and was secured by the Company's investments in the capital stock of Anixter, ANTEC and Signal Capital and its investment in marketable securities.

     In 1994, the Company retired the remaining $221 million of the face value of subordinated debt at the Company.

NOL Carryforwards

     As of January 3, 1997, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale in 1994 of the Company's rail car leasing business which exhausted virtually all carryforwards in 1994. Certain of these carryforwards are currently being examined by the IRS and, therefore, may still be subject to adjustment.

     As a result of the 1995 sale of the Energy shares the Company generated a capital loss of approximately $80 million, most of which was carried back and offset against the 1994 gain on the Rail sale. This carryback generated cash refunds of $12.2 million in 1996 and also caused $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $2.4 million of the ITC's claimed in 1994 expired as a result of the carryback of the Energy loss.

     In addition, at January 3, 1997, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $74.5 million which are subject to various tax provisions of each respective country. Approximately $26.5 million of this amount expires between 1997 and 2006 and $48.0 million of the amount has an indefinite life.

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

CAPITAL EXPENDITURES

     Consolidated capital expenditures were $32.9 million, $31.3 million and $17.2 million for 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

     The Company has experienced increased revenues due to the continued growth of the North American communications and electrical wire and cable businesses and its continuing worldwide expansion. Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

     The Company had a 31% investment in ANTEC at year end 1996 and 1995 and views ANTEC as a long-term investment, subject to change should future circumstances warrant. Consolidated results for 1996, 1995 and 1994 include ANTEC as an equity investment in the results of operations.

     Year ended January 3, 1997: Net income was $36.1 million in 1996 compared with $39.1 million in 1995. The results for 1996 were negatively impacted as a result of slower than expected sales growth and increased operating expenses as further described below.

     Revenues grew by 13% to $2.5 billion. The North American communications business experienced 11% growth to $1.9 billion as compared to 23% in 1995. The slower growth was attributed to the combination of disruptions caused by a salesforce reorganization, substantial changes in industry wide availability from manufacturers of certain teflon coated communication cables and an industry wide slowing of shared media hub market growth. In Europe, sales of $478.2 million represented growth of 11% as compared to 35% in 1995. The slower growth rates were principally attributable to efforts to build network integration capabilities that compete with a number of our customers, the separation of the salesforce to meet these efforts and the loss of business due to competition with some of our customers in the network integration area.

     North American electrical wire and cable distribution revenues of $346.6 million represented a 10% increase as compared to 28% in 1995. Despite a 17% volume increase, lower copper prices in much of 1996 were the principal factor in the lower year over year sales growth. Asia Pacific and Latin America revenues increased by a combined 43% to $137.7 million due to increased market penetration and expansion within these territories. Revenues by major markets are presented in the following table.

                                                                        YEARS ENDED
                                                                ----------------------------
                                                                JANUARY 3,      DECEMBER 31,
                                                                   1997             1995
                                                                ----------      ------------
                                                                       (IN MILLIONS)
North America...............................................     $1,859.4         $1,669.3
Europe......................................................        478.2            429.1
Asia and Latin America......................................        137.7             96.4
                                                                 --------         --------
                                                                 $2,475.3         $2,194.8
                                                                 ========         ========

     In 1996, operating income declined to $88.4 million from $99.6 million in 1995. Gross margins remained constant at 25.2% in each year, therefore the drop in operating earnings is attributable to operating expenses increases outpacing revenue growth. In North America, $11.0 million was spent in excess of related revenues to build our technical services capabilities in the form of our Customer Service Center, staging facilities and network engineering staffs and technical training. In Latin America, the initial startup of businesses in Argentina, Brazil and Colombia resulted in operating losses of $5.9 million. In Asia Pacific, the further staffing of businesses initiated in 1994 and 1995 and the enhancement of the regional headquarters staff resulted in over 150 new hires in 1996 which generated further start up losses of $14.6 million in 1996 compared to losses of $5.4 million in 1995. Lastly, approximately $19.8 million was spent in the initiation of a network integration business in Europe in 1996. These costs along with the disruption caused by the salesforce reorganization and the loss of business which resulted from competition with some of our customers reduced operating income from 1995. Operating income (loss) by major markets is presented in the following table.

                                                                       YEARS ENDED
                                                               ----------------------------
                                                               JANUARY 3,      DECEMBER 31,
                                                                  1997             1995
                                                               ----------      ------------
                                                                      (IN MILLIONS)
North America..............................................      $105.7           $89.7
Europe.....................................................         2.8            17.6
Asia and Latin America.....................................       (20.1)           (7.7)
                                                                 ------           -----
                                                                 $ 88.4           $99.6
                                                                 ======           =====

     Consolidated net interest expense rose to $27.7 million in 1996 from $21.6 million in 1995 as a result of higher working capital levels and the use of cash from the sale of non operating assets to fund $76 million of share repurchases. Overall costs of borrowings increased in September 1996 as $100 million of short term borrowings, which had an average cost of 6.3% in 1996 was replaced with seven year term debt at a cost of 8%.

     The 1996 effective income tax rate was approximately 44% as compared with approximately 47% in 1995. The effective tax rate exceeds the combined federal, foreign and state rate of approximately 40% principally because of goodwill amortization which is not a tax deductible expense, start up losses in some foreign countries where there is no current year benefit for the losses, less the effect of a reassessment, and adjustment of prior year tax accounts.

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

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                1995             1994
                                                              --------         --------
                                                                    (IN MILLIONS)
North America.............................................    $1,669.3         $1,360.5
Europe....................................................       429.1            316.8
Asia and Latin America....................................        96.4             55.3
                                                              --------         --------
                                                              $2,194.8         $1,732.6
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

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1995     1994
                                                              -----    -----
                                                              (IN MILLIONS)
North America...............................................  $89.7    $65.8
Europe......................................................   17.6      6.6
Asia and Latin America......................................   (7.7)    (2.6)
                                                              -----    -----
                                                              $99.6    $69.8
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     15
Consolidated Balance Sheets.................................     16
Consolidated Statements of Operations.......................     17
Consolidated Statements of Cash Flows.......................     18
Consolidated Statements of Stockholders' Equity.............     19
Notes to the Consolidated Financial Statements..............     20
Summary Quarterly Financial Information (Unaudited).........     32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 3, 1997 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 3, 1997 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Chicago, Illinois
February 10, 1997

                           ANIXTER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 3,   DECEMBER 31,
                                                                 1997          1995
                                                              ----------   ------------
                         ASSETS
Current assets:
  Cash and equivalents......................................  $   18,200    $   10,500
  Accounts receivable (net of allowances for doubtful
     accounts of $9,000 and $9,000, respectively)...........     441,100       400,000
  Inventories, primarily finished goods.....................     397,300       364,100
  Income taxes receivable...................................          --         8,300
  Other assets..............................................      11,900         6,400
                                                              ----------    ----------
          Total current assets..............................     868,500       789,300
Property, primarily equipment, at cost......................     128,400        97,400
Accumulated depreciation....................................     (66,800)      (48,200)
                                                              ----------    ----------
          Net property......................................      61,600        49,200
Goodwill (net of accumulated amortization of $57,600 and
  $51,500, respectively)....................................     183,100       183,000
Assets held for sale, net...................................      44,000        42,800
Investment in ANTEC.........................................      77,800        73,700
Other assets................................................      26,000        55,000
                                                              ----------    ----------
                                                              $1,261,000    $1,193,000
                                                              ==========    ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  209,200    $  232,400
  Accrued expenses..........................................      97,100        99,500
  Income taxes payable......................................       7,200            --
                                                              ----------    ----------
          Total current liabilities.........................     313,500       331,900
Deferred income taxes.......................................      29,800        37,400
Other liabilities...........................................       7,600        11,200
Long-term debt..............................................     468,400       333,700
                                                              ----------    ----------
          Total liabilities.................................     819,300       714,200
Minority interests..........................................       6,200         6,400
Common stock repurchase commitment..........................          --        23,400
Stockholders' equity:
  Common stock--$1.00 par value, 100,000,000 shares
     authorized, 48,006,614 and 52,488,090 shares issued and
     outstanding............................................      48,000        52,500
  Capital surplus...........................................      57,100        99,900
  Retained earnings.........................................     344,500       308,400
  Cumulative translation adjustments........................     (14,100)      (11,800)
                                                              ----------    ----------
          Total stockholders' equity........................     435,500       449,000
                                                              ----------    ----------
                                                              $1,261,000    $1,193,000
                                                              ==========    ==========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED
                                                        ---------------------------------------
                                                                            DECEMBER 31,
                                                        JANUARY 3,    -------------------------
                                                           1997          1995          1994
                                                        -----------   -----------   -----------
Revenues..............................................  $ 2,475,300   $ 2,194,800   $ 1,732,600
Cost of operations:
  Cost of sales.......................................   (1,852,600)   (1,641,100)   (1,298,300)
  Operating expenses..................................     (528,200)     (448,100)     (358,500)
  Amortization of goodwill............................       (6,100)       (6,000)       (6,000)
                                                        -----------   -----------   -----------
                                                         (2,386,900)   (2,095,200)   (1,662,800)
                                                        -----------   -----------   -----------
Operating income......................................       88,400        99,600        69,800
Other (expenses) income:
  Interest expense....................................      (29,900)      (24,800)      (33,000)
  Interest income and other...........................        2,200         3,200         5,900
  Equity in income (loss) of ANTEC....................        4,100          (600)        7,900
  Non-recurring items, net............................           --            --        59,000
  Marketable equity securities losses, principally
     write-downs......................................           --        (3,000)      (39,600)
                                                        -----------   -----------   -----------
Income from continuing operations
  before income taxes.................................       64,800        74,400        70,000
Income tax expense....................................      (28,700)      (35,300)      (23,800)
                                                        -----------   -----------   -----------
Income from continuing operations.....................       36,100        39,100        46,200
Income from discontinued operations
  (net of related taxes)..............................           --            --       200,700
                                                        -----------   -----------   -----------
Net income............................................  $    36,100   $    39,100   $   246,900
                                                        ===========   ===========   ===========
Income per common and common equivalent share:
  Continuing operations...............................         $.73          $.71         $ .72
  Net income..........................................         $.73          $.71         $3.85
                                                        ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                          -------------------------------------
                                                                             DECEMBER 31,
                                                          JANUARY 3,    -----------------------
                                                             1997         1995         1994
                                                          -----------   ---------   -----------
Operating activities:
  Income from continuing operations.....................  $    36,100   $  39,100   $    46,200
  Adjustments to reconcile income from continuing
     operations to net cash used by continuing operating
     activities:
       Depreciation.....................................       20,800      15,700        10,000
       Amortization of goodwill.........................        6,100       6,000         6,000
       Deferred income taxes............................       (4,800)     17,000        20,400
       Non-recurring items, net.........................           --          --       (59,000)
       Marketable equity securities losses, principally
          write-downs...................................           --       3,000        39,600
       Non-cash financing expense.......................        1,000         800         3,900
       Other, net.......................................       (4,100)      3,500          (800)
       Changes in assets and liabilities:
          Accounts receivable...........................      (39,500)    (75,700)      (99,100)
          Inventories...................................      (33,200)    (88,300)      (35,400)
          Accounts payable and accrued expenses.........      (19,100)     61,600        51,800
          Other, net....................................       (3,100)    (21,000)      (19,000)
                                                          -----------   ---------   -----------
            Net cash used by continuing operating
               activities...............................      (39,800)    (38,300)      (35,400)
                                                          -----------   ---------   -----------
Investing activities:
  Sales of securities...................................           --      72,600        47,800
  Purchases of property.................................      (32,900)    (31,300)      (17,200)
  Sale of and net receipts from ANTEC...................           --          --        82,800
  Receipts from Q-TEL...................................           --          --        12,500
  Proceeds from sales of discontinued operations, net...         (400)     71,200       262,500
  Other, net............................................           --      (3,800)       (6,600)
                                                          -----------   ---------   -----------
            Net cash provided (used) by investing
               activities...............................      (33,300)    108,700       381,800
                                                          -----------   ---------   -----------
Net cash provided (used) before financing activities....      (73,100)     70,400       346,400
Financing activities:
  Borrowings............................................    1,191,100     836,400       858,600
  Reductions in borrowings..............................   (1,030,000)   (786,300)   (1,087,300)
  Proceeds from issuance of common stock................        4,800       8,300         8,600
  Purchases of treasury stock...........................      (75,500)   (129,200)     (138,900)
  Other, net............................................       (9,600)     (3,300)       (4,200)
                                                          -----------   ---------   -----------
            Net cash provided (used) in financing
               activities...............................       80,800     (74,100)     (363,200)
                                                          -----------   ---------   -----------
Cash provided (used)....................................        7,700      (3,700)      (16,800)
Cash and equivalents at beginning of year...............       10,500      14,200        31,000
                                                          -----------   ---------   -----------
Cash and equivalents at end of year.....................  $    18,200   $  10,500   $    14,200
                                                          ===========   =========   ===========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JANUARY 3, 1997 AND DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                           CUMULATIVE    UNREALIZED LOSSES
                                          COMMON     CAPITAL    RETAINED   TRANSLATION     ON MARKETABLE
                                           STOCK     SURPLUS    EARNINGS   ADJUSTMENTS   EQUITY SECURITIES     TOTAL
                                          ------    ---------   --------   -----------   -----------------   ---------
Balance at December 31, 1993............  $33,000   $ 383,500   $ 22,400    $ (9,900)        $(23,700)       $ 405,300
Net income..............................      --           --    246,900          --               --          246,900
Issuance of common stock and other,
  net...................................     500       13,800         --          --               --           14,300
Foreign currency translation
  adjustments...........................      --           --         --        (200)              --             (200)
Purchases and retirement of treasury
  stock.................................  (4,100)    (134,800)        --          --               --         (138,900)
Net change in unrealized losses on
  marketable equity securities
  available-for-sale....................      --           --         --          --           16,500           16,500
                                          -------   ---------   --------    --------         --------        ---------
Balance at December 31, 1994............  29,400      262,500    269,300     (10,100)          (7,200)         543,900
Net income..............................      --           --     39,100          --               --           39,100
Issuance of common stock................     500       12,600         --          --               --           13,100
Foreign currency translation
  adjustments...........................      --           --         --      (1,700)              --           (1,700)
Purchases and retirement of treasury
  stock.................................  (4,200)    (125,000)        --          --               --         (129,200)
Common stock repurchase commitment......      --      (23,400)        --          --               --          (23,400)
Two-for-one stock split.................  26,800      (26,800)        --          --               --               --
Net change in unrealized losses on
  marketable equity securities
  available-for-sale....................      --           --         --          --            7,200            7,200
                                          -------   ---------   --------    --------         --------        ---------
Balance at December 31, 1995............  52,500       99,900    308,400     (11,800)              --          449,000
Net income..............................      --           --     36,100          --               --           36,100
Issuance of common stock................     200        4,600         --          --               --            4,800
Foreign currency translation
  adjustments...........................      --           --         --      (2,300)              --           (2,300)
Purchases and retirement of treasury
  stock.................................  (4,700)     (47,400)        --          --               --          (52,100)
                                          -------   ---------   --------    --------         --------        ---------
Balance at January 3, 1997..............  $48,000   $  57,100   $344,500    $(14,100)        $     --        $ 435,500
                                          =======   =========   ========    ========         ========        =========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter"). As of January 3, 1997 the Company also owned approximately 31% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company.

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

     Basis of presentation: In 1996 the Company changed its year end from a calendar year ending December 31 to the Friday nearest December 31. Fiscal year 1996 ended on January 3, 1997. This change does not have a significant effect on the results of operations for the year ended January 3, 1997.

     Reclassifications: Certain prior information has been reclassified to conform to the 1996 presentation.

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

     Marketable equity securities available-for-sale: Realized losses on dispositions of securities were determined using the average cost method. Realized pre-tax losses, before related interest carrying costs, were ($3.0) million and ($5.2) million in 1995 and 1994, respectively.

     Investment in ANTEC: Dilution of the Company's ownership position in ANTEC which results from the issuance of shares of common stock by ANTEC is treated as if an equivalent percentage of ownership had been disposed of by the Company. To the extent ANTEC issues shares of common stock at amounts per share in excess of or less than the Company's average per share carrying value, gains or losses from such changes in ownership are recorded in income when such issuances occur. In May 1994, the Company sold 4.0 million shares of ANTEC common stock in a public offering (the "ANTEC Offering"). As a result of the ANTEC Offering, the Company's ownership of ANTEC common stock was reduced from 53% to 33%. In addition, in November 1994, ANTEC issued approximately 2.0 million shares of ANTEC common stock in connection with an acquisition which lowered the Company's ownership to approximately 30%. In the fourth quarter of 1995 the Company purchased .4 million additional shares of ANTEC stock increasing the ownership to 31%. The Company reflects ANTEC as an equity investment. As of January 3, 1997, the market value of the Company's investment in ANTEC was $74.2 million.

     Interest rate agreements: In addition to the fixed rate 8% debentures, the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the LIBOR component of the

                           ANIXTER INTERNATIONAL INC.

interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 85% and 67%, of debt obligations at January 3, 1997 and December 31, 1995, respectively, is fixed or capped. At January 3, 1997 and December 31, 1995, the Company had interest rate cap agreements outstanding with notional amounts aggregating $100 million and $175 million, respectively. These interest rate cap agreements effectively entitle the Company to receive from the banks the amount by which the LIBOR component of the floating rate interest payments exceeds 6.0% on $50 million and $125 million of its floating rate debt, at January 3, 1997 and December 31, 1995, respectively, and on $50 million exceeding 7.5% at January 3, 1997 and December 31, 1995. The $2.3 million of premiums paid in 1995, for these interest rate cap agreements are included in other assets and are being amortized to interest expense over the life of the respective interest rate cap agreements which expire in 1997 and 1998. Payments received as a result of the interest rate cap agreements are recognized as a reduction of interest expense. The carrying value of these interest rate cap agreements is $.3 million and $1.0 million at January 3, 1997 and December 31, 1995, respectively. At January 3, 1997, the Company had an interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligates the Company to pay a fixed rate of 6.0% through June 1998. The Company has three additional interest rate swap agreements with a notional amount aggregating $100 million that obligate the Company to pay a fixed rate of approximately 6.11% through July 2000. At January 3, 1997 the Company also has one forward rate interest collar agreement with a notional amount of $50 million. This interest rate agreement entitles the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.50% and for the Company to pay the bank the difference between 6.30% and the floating rate when interest rates fall below 5.30%. This interest rate collar matures in January 2002. The fair value of all of the Company's interest rate agreements at January 3, 1997 and December 31, 1995, is $1.1 million and ($4.0) million, respectively. The fair value of interest rate agreements is the estimated amount that the Company would receive or pay to enter into the interest rate agreements at the reporting date, taking into account current interest rates. The impact of interest rate agreements for the years ended January 3, 1997 and December 31, 1995 and 1994 was to increase interest expense by approximately $.9 million, $.9 million and $6.0 million, respectively. The Company does not enter into interest rate transactions for speculative purposes.

     Foreign currency forward contracts: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1996, 1995 and 1994. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At January 3, 1997 and December 31, 1995, the Company had approximately $45.7 million and $61.9 million, respectively, in foreign currency forward contracts outstanding.

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

     Income per common share: Weighted average common and common equivalent shares were 49,717,000, 55,410,000, and 64,090,000 for 1996, 1995, and 1994,
respectively. All share and per share data other than amounts displayed on the balance sheets and consolidated statements of stockholders' equity have been adjusted to reflect the two-for-one stock split in the form of a stock dividend, paid October 25, 1995.

NOTE 2. SUPPLEMENTAL CASH FLOW INFORMATION

     Continuing operations of the Company paid interest, of approximately $22.8 million, $24.0 million and $52.4 million for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively.

                           ANIXTER INTERNATIONAL INC.

Approximately $18.1 million, $24.6 million and $27.8 million was paid for income taxes for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively.

NOTE 3. DISCONTINUED AND ASSETS HELD FOR SALE

     The finance business of Signal Capital Corporation ("Signal Capital") has been included as assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated $1.4 billion of the portfolio. The $21.4 million net portfolio at January 3, 1997 represents approximately 2% of the original acquired Signal Capital portfolio. Proceeds were used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

     In 1994, the Company sold its remaining interests in its rail cars for an aggregate purchase price of $205.5 million. The net gain on the sale of the Company's interest in rail cars was approximately $202.0 million. The total cash proceeds of $205.5 million were used to: (1) repay the $150 million Corporate senior bank term loan ("Term Loan"); (2) pay the related income tax liability of approximately $25 million caused by the sale which resulted after utilization of the Company's net operating loss ("NOL") and investment tax credit ("ITC") carryforwards; and (3) other general corporate purposes including the purchase of the Company's common stock.

     The results of operations of the rail car leasing business, the other transportation services segment, other previously sold businesses and the results of the acquired Signal Capital portfolio have been included in discontinued operations net of allocated corporate interest expense. Allocated corporate interest expense amounted to $6.3 million for the year ended December 31, 1994. No interest was allocated in 1996 and 1995. Summarized financial results of discontinued operations were as follows:

                                                                         YEARS ENDED
                                                                -----------------------------
                                                                               DECEMBER 31,
                                                                JANUARY 3,    ---------------
                                                                   1997       1995      1994
                                                                ----------    -----    ------
                                                                        (IN MILLIONS)
Revenues:
  Signal Capital............................................      $ 4.9       $ 3.9    $  2.0
  Rail car leasing..........................................         --          --      89.3
  Other discontinued operations, principally transportation
     services...............................................         --          --        .6
                                                                  -----       -----    ------
                                                                  $ 4.9       $ 3.9    $ 91.9
                                                                  =====       =====    ======
Operating income (loss):
  Signal Capital............................................      $(4.8)      $ 3.0    $  4.2
  Rail car leasing..........................................         --          --      52.3
  Other discontinued operations, principally transportation
     services...............................................        4.8        (3.0)       .5
                                                                  -----       -----    ------
                                                                  $  --       $  --    $ 57.0
                                                                  =====       =====    ======
Loss from discontinued operations before gain on sales (net
  of related taxes).........................................      $  --       $  --    $ (1.3)
Gain on sales (net of related taxes)........................         --          --     202.0
                                                                  -----       -----    ------
Income from discontinued operations (net of related tax
  benefits of $101.1 million in 1994).......................      $  --       $  --    $200.7
                                                                  =====       =====    ======

     The composition of remaining assets held for sale at January 3, 1997 and December 31, 1995 consisted primarily of finance receivables.

                           ANIXTER INTERNATIONAL INC.

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

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

     The Company has an approximately 99% ownership interest in Anixter Inc. at January 3, 1997 and December 31, 1995 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.

                                  ANIXTER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JANUARY 3,      DECEMBER 29,
                                                                1997             1995
                                                             ----------      ------------
                                                                    (IN MILLIONS)
Assets:
  Current assets...........................................   $  857.7         $  777.9
  Property, net............................................       61.6             49.2
  Goodwill.................................................      183.1            183.0
  Other assets.............................................       34.1             28.7
                                                              --------         --------
                                                              $1,136.5         $1,038.8
                                                              ========         ========
Liabilities and Stockholders' Equity:
  Current liabilities......................................   $  304.0         $  330.2
  Other liabilities........................................       11.4             12.9
  Long-term debt...........................................      468.4            309.4
  Subordinated notes payable to parent.....................       29.0             85.0
  Stockholders' equity.....................................      323.7            301.3
                                                              --------         --------
                                                              $1,136.5         $1,038.8
                                                              ========         ========

                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED
                                                             JANUARY 3,      DECEMBER 29,
                                                                1997             1995
                                                             ----------      ------------
                                                                    (IN MILLIONS)
Revenues...................................................   $2,475.3         $2,194.8
                                                              ========         ========
Operating income...........................................   $   87.1         $  103.1
                                                              ========         ========
Income before income tax expense...........................   $   56.9         $   78.7
                                                              ========         ========
Net income (loss)..........................................   $   23.4         $   39.4
                                                              ========         ========

                           ANIXTER INTERNATIONAL INC.

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANTEC

     The Company has an approximately 31% ownership interest in ANTEC at January 3, 1997 and December 31, 1995 and accounts for ANTEC under the equity method. The following summarizes the financial information for ANTEC:

                               ANTEC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                               1996             1995
                                                            -----------      -----------
                                                                   (IN MILLIONS)
Assets:
  Current assets..........................................    $225.8           $232.2
  Property, net...........................................      25.5             25.9
  Goodwill................................................     167.1            171.8
  Other assets............................................      18.8             27.0
                                                              ------           ------
                                                              $437.2           $456.9
                                                              ======           ======
Liabilities and Stockholders' Equity:
  Current liabilities.....................................    $ 82.0           $101.8
  Long-term debt..........................................     102.7            117.9
  Stockholders' equity....................................     252.5            237.2
                                                              ------           ------
                                                              $437.2           $456.9
                                                              ======           ======

                               ANTEC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                               1996             1995
                                                            -----------      -----------
                                                                   (IN MILLIONS)
Revenues..................................................    $604.4           $658.2
                                                              ======           ======
Operating income..........................................    $ 31.7           $  9.7
                                                              ======           ======
Income (loss) before income tax expense...................    $ 26.8           $ (1.3)
                                                              ======           ======
Net income (loss).........................................    $ 13.5           $ (3.6)
                                                              ======           ======

     Operating income in 1995 includes a $21.7 million one-time reorganization charge recorded by ANTEC in the third quarter.

     On February 6, 1997 a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which will result in a cessation of equity method accounting for this investment after February 6, 1997.

                           ANIXTER INTERNATIONAL INC.

NOTE 7. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                              JANUARY 3,       DECEMBER 31,
                                                                 1997              1995
                                                              ----------       ------------
                                                                      (IN MILLIONS)
Interest..................................................      $ 4.9             $ 5.6
Wages, salaries and related...............................       50.9              44.0
Taxes other than income...................................       10.4              12.5
Other.....................................................       30.9              37.4
                                                                -----             -----
                                                                $97.1             $99.5
                                                                =====             =====

NOTE 8. DEBT

     Debt is summarized below:

                                                              JANUARY 3,       DECEMBER 31,
                                                                 1997              1995
                                                              ----------       ------------
                                                                      (IN MILLIONS)
Bank revolving lines of credit............................      $368.4            $309.4
8% notes..................................................       100.0                --
Other.....................................................          --              24.3
                                                                ------            ------
     Total debt...........................................      $468.4            $333.7
                                                                ======            ======

     Anixter has various revolving bank lines of credit worldwide which provide for up to $598 million of borrowings. At January 3, 1997, approximately $368 million was borrowed and $230 million was available under the bank revolving lines of credit at Anixter, of which $32 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 1998 through 2001. The $550 million domestic revolving line of credit matures in 2001. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities and the weighted average interest rate at January 3, 1997 for bank revolving lines of credit was 5.8%. Facility fees of .2% payable on the revolving lines of credit were insignificant.

     In September, 1996 Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996 Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. These debt agreements are secured by certain assets of the subsidiaries aggregating approximately $131.8 million at January 3, 1997. The Company has guaranteed certain debt of Anixter. Restricted net assets of subsidiaries were approximately $268.5 million at January 3, 1997.

     Aggregate annual maturities of debt are as follows: 1997--none; 1998--$26.4 million; 1999--none; 2000--none; 2001--$342.0 million; $100.0 million thereafter.

     The carrying amount of the Company's debt generally approximates fair value.

                           ANIXTER INTERNATIONAL INC.

NOTE 9. INCOME TAXES

     The Company and its U.S. subsidiaries file their Federal income tax return on a consolidated basis. As of January 3, 1997, the Company had no NOL or ITC carryforwards for Federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards in 1994. These carryforwards are currently being examined by the Internal Revenue Service ("IRS") and, therefore, may still be subject to adjustment. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's Federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at January 3, 1997, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $74.5 million which are subject to various provisions of each respective country. Approximately $26.5 million of this amount expires between 1997 and 2006 and $48.0 million of the amount has an indefinite life.

     As a result of the 1995 sale of the Santa Fe Energy Resources, Inc. ("Energy") shares the Company generated a capital loss of approximately $80 million, most of which was carried back and offset against the 1994 gain on the Rail sale. This carryback generated cash refunds of $12.2 million in 1996 and caused $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $2.4 million of the ITC's claimed in 1994 expired as a result of the carryback of the Energy loss.

     Domestic income from continuing operations before income taxes was $77.6 million, $63.3 million and $70.6 million for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively. Foreign (loss) income from continuing operations before income taxes was $(12.8) million, $11.1 million and ($.6) million for the years ended January 3, 1997 and December 31, 1995 and 1994, respectively.

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                          JANUARY 3,   DECEMBER 31,
                                                             1997          1995
                                                          ----------   ------------
                                                                (IN MILLIONS)
Deferred tax liabilities:
  Tax over book depreciation............................    $  3.4        $  5.4
  Other deferred tax liabilities........................      67.7          76.4
                                                            ------        ------
     Total deferred tax liabilities.....................      71.1          81.8
Deferred tax assets:
  Foreign NOL carryforwards.............................      27.0          15.8
  Other deferred tax assets.............................      35.3          42.1
                                                            ------        ------
     Total deferred tax assets..........................      62.3          57.9
  Valuation allowance on deferred tax assets............     (21.0)        (13.5)
                                                            ------        ------
     Net deferred tax assets............................      41.3          44.4
                                                            ------        ------
     Net deferred tax liability.........................    $ 29.8        $ 37.4
                                                            ======        ======

     At January 3, 1997 and December 31, 1995 and 1994, consolidated valuation allowances for deferred tax assets, primarily related to foreign NOLS, were $21.0 million, $13.5 million and $12.5 million, respectively.

                           ANIXTER INTERNATIONAL INC.

     Income tax (expense) benefit relating to continuing operations was comprised of:

                                                                            YEARS ENDED
                                                                    ----------------------------
                                                                                  DECEMBER 31,
                                                                    JANUARY 3,   ---------------
                                                                       1997       1995     1994
                                                                    ----------   ------   ------
                                                                           (IN MILLIONS)
        Current--Foreign..........................................    $ (8.9)    $ (8.5)  $  (.1)
                  State...........................................      (3.9)      (2.2)    (3.3)
                  Federal.........................................     (20.7)      (7.6)      --
                                                                      ------     ------   ------
                                                                       (33.5)     (18.3)    (3.4)

        Deferred--Foreign.........................................       3.7        (.7)      --
                   State..........................................      (1.3)      (3.1)     (.9)
                   Federal........................................       2.4      (13.2)   (19.5)
                                                                      ------     ------   ------
                                                                         4.8      (17.0)   (20.4)
                                                                      ------     ------   ------
                                                                      $(28.7)    $(35.3)  $(23.8)
                                                                      ======     ======   ======

     Reconciliations of income tax expense in continuing operations to the statutory corporate Federal tax rate of 35% were as follows:

                                                                         YEARS ENDED
                                                                ------------------------------
                                                                                DECEMBER 31,
                                                                JANUARY 3,    ----------------
                                                                   1997        1995      1994
                                                                ----------    ------    ------
                                                                        (IN MILLIONS)
Statutory tax expense.......................................      $(22.7)     $(26.0)   $(24.5)
Effects of--
  Amortization of goodwill..................................        (1.8)       (1.8)     (2.1)
  Losses on foreign operations..............................        (7.7)       (4.0)      3.0
  State income taxes, net of Federal benefit................        (3.4)       (3.5)     (2.7)
  Equity accounting, net....................................          --          --       4.5
  Adjustment to prior year tax accounts.....................         8.3         1.7      (2.5)
  Other, net................................................        (1.4)       (1.7)       .5
                                                                  ------      ------    ------
                                                                  $(28.7)     $(35.3)   $(23.8)
                                                                  ======      ======    ======

NOTE 10. CONTINGENCIES AND LITIGATION

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

NOTE 11. LEASE COMMITMENTS

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2013. Minimum lease commitments under operating leases at January 3, 1997 are as follows: 1997 -$38.6 million; 1998 - $30.8 million; 1999 - $22.9 million; 2000 - $14.0 million; 2001 - $11.4 million; beyond

                           ANIXTER INTERNATIONAL INC.

2001 - $48.0 million. Total rental expense was $38.2 million, $30.0 million and $23.3 million in 1996, 1995 and 1994, respectively.

NOTE 12. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

     Assets of the Company's plans at fair value were $55.1 million and $45.8 million at January 3, 1997 and December 31, 1995, respectively. Projected benefit obligations of the Company's plans were $61.7 million and $58.3 million at January 3, 1997 and December 31, 1995, respectively. The accumulated benefit obligations of the Company's plans were $47.4 million and $45.1 million at January 3, 1997 and December 31, 1995, respectively. The weighted-average assumed discount rate used to measure the projected benefit obligation was 7.5% and 7.25% at January 3, 1997 and December 31, 1995, respectively. Pension expense, including the cost of 401(k) plans, for 1996, 1995 and 1994 was immaterial. The Company's liability for post-retirement benefits other than pensions is immaterial.

NOTE 13. PREFERRED STOCK AND COMMON STOCK

  Common Stock--

     On October 25, 1995 the Company paid a dividend in the form of a two-for-one stock split to shareholders of record on September 22, 1995 which resulted in the issuance of 26,783,000 shares of stock.

     On June 27, 1995 the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995 at $18 per share. The remaining 1.3 million shares were to be purchased at $18 per share plus an incremental increase of 6.5% per annum from the date of the agreement. These shares were purchased in the first quarter of 1996 at $18.874 per share.

  Preferred Stock--

     The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share none of which was outstanding at the end of 1996, 1995 and 1994.

  Stock Options and Stock Grants--

     The Company has Employee Stock Incentive Plans ("ESIP") which at inception authorized an aggregate of 11.4 million stock options or restricted grants. In 1996 the Board of Directors adopted and the stockholders approved the 1996 Stock Incentive Plan which provides for the issuance of an additional 2,500,000 shares of the Company's Common Stock. The Company also has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .4 million stock options. Substantially all options and grants under these plans have been at or higher than the fair market value of the common stock on the date of grant. One-fourth to one-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire ten years after the date of grant.

     Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of Common Stock under the Company's ESPP. The exercise price is the lower of 85% of the fair market value of the Common Stock at the date of grant or at the later exercise date (currently one year). Under the Plan, the

                           ANIXTER INTERNATIONAL INC.

Company sold 153,600 shares, 137,700 shares, and 121,700 shares to employees in 1996, 1995 and 1994, respectively.

     The following table summarizes the 1996, 1995 and 1994 activity under the ESIP and DSOP.

                                                                  WEIGHTED                  WEIGHTED
                                                                  AVERAGE                   AVERAGE
                                                       ESIP       EXERCISE       DSOP       EXERCISE
                                                     OPTIONS       PRICE       OPTIONS       PRICE
                                                   ------------   --------   ------------   --------
Balance at December 31, 1993.....................     2,658,078    $ 8.46         450,000    $10.27
Grants during 1994...............................       365,000     14.31          70,000     16.65
Exercised........................................    (1,758,156)     7.92         (20,000)     8.42
Expirations and terminations.....................       (12,000)    10.94              --
                                                   ------------              ------------
Balance at December 31, 1994.....................     1,252,922     10.89         500,000     11.23
Grants during 1995...............................         3,000     17.25         100,000     20.69
Exercised........................................      (392,296)    10.32         (90,000)     9.89
Expirations and terminations.....................            --                        --
                                                   ------------              ------------
Balance at December 31, 1995.....................       863,626     11.17         510,000     13.32
Grants during 1996...............................     1,344,500     19.59              --        --
Exercised........................................       (12,000)    11.06         (30,000)    10.48
Expirations and terminations.....................       (28,000)    19.63              --        --
                                                   ------------              ------------
Balance at January 3, 1997.......................     2,168,126    $16.28         480,000    $13.50
                                                   ============              ============

     The following table summarizes information relating to options outstanding and exercisable at January 3, 1997 using various ranges of exercise prices:

                          ESIP OPTIONS                                                       DSOP OPTIONS
----------------------------------------------------------------   ----------------------------------------------------------------
                                            WEIGHTED   WEIGHTED                                                WEIGHTED   WEIGHTED
  RANGE OF                                  AVERAGE     AVERAGE      RANGE OF                                  AVERAGE     AVERAGE
  EXERCISE                                  EXERCISE   REMAINING     EXERCISE                                  EXERCISE   REMAINING
   PRICES       OUTSTANDING   EXERCISABLE    PRICE       YEARS        PRICES       OUTSTANDING   EXERCISABLE    PRICE       YEARS
  --------      -----------   -----------   --------   ---------     --------      -----------   -----------   --------   ---------
$ 5.18-$12.13      545,224      545,224      $ 9.38       4.0      $ 8.38-$12.13     260,000       260,000      $ 9.67       2.9
$14.25-$19.63    1,622,900      182,732      $18.60       8.6      $15.00-$20.69     220,000       220,000      $18.03       7.2

  Stock Option Plans of Anixter--

     In 1995 and prior, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options have been granted at fair market value. These options vest over four years and terminate seven to ten years from the date of grant. At January 3, 1997, the Company owned 99% of the approximately 33.6 million shares of outstanding Anixter common stock. The following table summarizes the 1996, 1995 and 1994 option activity:

                                              WEIGHTED                  WEIGHTED                  WEIGHTED
                                              AVERAGE                   AVERAGE                   AVERAGE
                                              EXERCISE                  EXERCISE                  EXERCISE
                                   1996        PRICE         1995        PRICE         1994        PRICE
                               ------------   --------   ------------   --------   ------------   --------
Balance at beginning of
  year.......................     2,079,876    $10.74       1,867,627    $ 9.79       2,067,629    $ 9.00
Grants.......................            --        --         419,100     14.50         714,150     11.40
Exercises....................      (304,910)     9.28        (118,076)     9.02        (409,576)     9.00
Expirations and
  terminations...............       (54,932)    10.91         (88,775)    10.74        (504,576)     9.48
                               ------------              ------------              ------------
Balance at end of year.......     1,720,034     10.99       2,079,876     10.74       1,867,627      9.79
                               ============              ============              ============
Options exercisable..........     1,173,023    $10.12         770,553    $ 9.11         600,186    $ 9.00

                           ANIXTER INTERNATIONAL INC.

     Exercise prices for options outstanding as of January 3, 1997 ranged from $9.00 to $14.50 per share and had a weighted average contractual life of five years.

  Units--

     In 1996 the Company paid its non-employee directors annual retainers and directors fees in the form of stock units. These stock units convert to Common Stock of the Company at the pre-arranged time selected by each director. At January 3, 1997 there were 35,181 units issued and outstanding at a value of $15.35 per unit.

  Accounting for Stock Based Compensation--

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                               1996     1995
                                                              -------  -------
Net income--as reported.....................................  $36,100  $39,100
Net income--pro forma.......................................  $33,328  $38,016
Net income per share--as reported...........................    $0.73    $0.71
Net income per share--pro forma.............................    $0.67    $0.69

     The fair value for the Company's stock options (which was $9.32 per share and $9.80 per share in 1996 and 1995, respectively) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995: expected stock price volatility of 45%, expected dividend yield of zero, risk-free interest rate of 6.1%, and expected life of the options of 5 years.

     The fair value of the Anixter stock options (which was $4.38 per share in 1995) was estimated at the date of grant using the minimum value method and is not a significant component of pro forma net income disclosed above. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on earnings in future years because the pro forma calculation, as required by SFAS No. 123, does not take into consideration outstanding non-vested awards granted prior to 1995.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

                           ANIXTER INTERNATIONAL INC.

NOTE 14. BUSINESS SEGMENTS

     The Company is engaged in one principal area of business: providing networking and cabling solutions for business information and network infrastructure requirements. The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

     The classification of the Company's 1996, 1995 and 1994 foreign operations in the following table includes all revenues and related items of the Company's non-U.S. operations. Export sales are insignificant.

                                                        WORLDWIDE (NON-U.S.)
                                                             OPERATIONS
                                                     --------------------------
                                                      1996      1995      1994
                                                     ------    ------    ------
                                                           (IN MILLIONS)
Revenues:
  Europe.........................................    $478.2    $429.1    $316.8
  Other..........................................     343.2     285.8     190.8
                                                     ------    ------    ------
                                                     $821.4    $714.9    $507.6
                                                     ======    ======    ======
Operating income (loss):
  Europe.........................................    $  2.8    $ 17.6    $  6.6
  Other..........................................      (8.9)      4.5       3.6
                                                     ------    ------    ------
                                                     $ (6.1)   $ 22.1    $ 10.2
                                                     ======    ======    ======
Identifiable assets:
  Europe.........................................    $226.3    $193.6    $147.2
  Other..........................................     161.3     136.3     101.2
                                                     ------    ------    ------
                                                     $387.6    $329.9    $248.4
                                                     ======    ======    ======

     Foreign operations' revenues were 33%, 33% and 29% of consolidated revenues in 1996, 1995 and 1994, respectively. Foreign operations' operating income
(loss) were negatively impacted for all years due to start-up losses in expansion markets. Aggregate start-up losses in expansion markets were ($22.1) million, ($9.1) million and ($6.7) million in 1996, 1995 and 1994, respectively, as Anixter continues to penetrate new markets in Europe, Asia and Latin America. Operating income in Europe decreased substantially as a result of start up costs related to the network integration business and the related salesforce disruption, and loss of business due to competition with our customers in this area.

NOTE 15. RELATED PARTY TRANSACTION

     The Company is seeking the approval of the Small Business Administration of an agreement to sell its interest in a small business investment company and other related assets in a transaction in which an affiliate of Sam Zell and Rod Dammeyer would be a purchaser. If the transaction had closed on March 31, 1996, the purchase price would have been approximately $5.9 million, the net book value of these assets on that date. The actual purchase price will reflect events since that date and interest at the rate of seven percent per annum.

SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables summarize the Company's quarterly financial information.

                                                   QUARTERS ENDED
                           ---------------------------------------------------------------
                           MARCH 29,    MARCH 31,    JUNE 29,    JUNE 30,    SEPTEMBER 27,
                             1996         1995         1996        1995          1996
                           ---------    ---------    --------    --------    -------------
                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.................   $567.4       $502.9       $611.8      $542.0        $631.5
Operating income.........   $ 23.4       $ 23.8       $ 20.3      $ 25.7        $ 20.5
Income from continuing
  operations before
  income taxes(a)........   $ 18.7       $ 20.7       $ 14.8      $ 17.6        $ 15.5
Income from continuing
  operations.............     10.3         11.1          8.1         8.9           8.6
Net income...............     10.3         11.1          8.1         8.9           8.6
                            ======       ======       ======      ======        ======
Income per common and
  common equivalent
  share:
  Continuing
    operations...........   $  .20       $  .19       $  .16      $  .16        $  .18
  Net income.............   $  .20       $  .19       $  .16      $  .16        $  .18
                            ======       ======       ======      ======        ======

                                         QUARTERS ENDED
                           -------------------------------------------
                           SEPTEMBER 30,    JANUARY 3,    DECEMBER 31,
                               1995            1997           1995
                           -------------    ----------    ------------
                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.................     $571.1          $664.6         $578.8
Operating income.........     $ 26.3          $ 24.2         $ 23.8
Income from continuing
  operations before
  income taxes(a)........     $ 16.7          $ 15.8         $ 19.4
Income from continuing
  operations.............        9.1             9.1           10.0
Net income...............        9.1             9.1           10.0
                              ======          ======         ======
Income per common and
  common equivalent
  share:
  Continuing
    operations...........     $  .17          $  .19         $  .19
  Net income.............     $  .17          $  .19         $  .19
                              ======          ======         ======

---------------
(a) Continuing operations in the second quarter of 1995 include a $3.0 million pre-tax loss associated with the sale of the Company's investment in Energy.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders--"Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders--"Certain Relationships and Related Transactions."

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

     (b) Reports on Form 8-K.
         None.

ITEM 14(a)1 AND 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

 Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                      PAGE
                                                                      ----
    Report of Independent Auditors..............................       15
    Consolidated Balance Sheets at January 3, 1997 and December
      31, 1995..................................................       16
    Consolidated Statements of Operations for the years ended
      January 3, 1997 and December 31, 1995 and 1994............       17
    Consolidated Statements of Cash Flows for the years ended
      January 3, 1997 and December 31, 1995 and 1994............       18
    Consolidated Statements of Stockholders' Equity for the
      years ended January 3, 1997 and December 31, 1995 and
      1994......................................................       19
    Notes to the Consolidated Financial Statements..............       20

  Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.

     Consolidated Schedules for the years ended January 3, 1997 and December 31, 1995 and 1994, except as noted:

                                                                          PAGE
                                                                          ----
         I.  Condensed financial information of Registrant...............  39
        II.  Valuation and qualifying accounts and reserves..............  42

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 14(a)3. EXHIBIT LIST. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

          EXHIBIT                                                                 PAGE
            NO.                        DESCRIPTION OF EXHIBIT                    NUMBER
          -------                      ----------------------                    ------
     (3)  Articles of Incorporation and by-laws.

          3.1       Restated Certificate of Incorporation of Anixter
                    International Inc., filed with Secretary of State of
                    Delaware on September 29, 1987 and Certificate of Amendment
                    thereof, filed with Secretary of Delaware on August 31, 1995
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1995, Exhibit 3.1)..........................................

          3.2       By-laws of Anixter International Inc. as amended through
                    November 9, 1995 (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.2).......................

     (4) Instruments defining the rights of security holders, including indentures.+

          4.1       (a) Amended and Restated Credit Agreement, dated March 11,
                    1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference from
                    Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.2.) ................

                    (b) Amendment, dated March 24, 1995, to Amended and Restated
                    Credit Agreement, dated March 11, 1994, among Anixter Inc.,
                    Chemical Bank, as Agent, and the other banks named therein.
                    (Incorporated by reference from Itel Corporation's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1995,
                    Exhibit 4.1.)...............................................

                    (c) Amendment dated September 6, 1996, to Amended and
                    Restated Credit Agreement, dated March 11, 1994, among
                    Anixter Inc., The Chase Manhattan Bank, as Agent, and the
                    other banks named therein. (Incorporated by reference from
                    Anixter International Inc. Quarterly Report on Form 10-Q for
                    the quarter ended September 27, 1996, Exhibit 4.2)..........

          4.2       Indenture dated September 17, 1996 between Anixter Inc.,
                    Anixter International Inc. and the Bank of New York, as
                    Trustee, providing for 8% Senior Notes due 2003.
                    (Incorporated by reference from Amendment No. 1 to Anixter
                    Inc.'s Registration Statement on Form S-3, Registration
                    Number 333-09185, filed August 27, 1996, Exhibit 4.1).......

          EXHIBIT                                                                 PAGE
            NO.                        DESCRIPTION OF EXHIBIT                    NUMBER
          -------                      ----------------------                    ------
    (10)  Material contracts.+

          10.1      Form of the Company's Tax Allocation Agreement, dated
                    January 1, 1987. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Exhibit 10.1.).....................

          10.2*     Company's Management Incentive Plan, dated February 9, 1995.
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1994, Exhibit 10.2.)........................................

          10.3*     Company's 1983 Stock Incentive Plan as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3.).....................

          10.4 *    Supplemental Pension Agreement, dated November 17, 1986,
                    between the Company and Rod F. Dammeyer. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit
                    10.14.).....................................................

          10.5 *    (a) Company's Supplemental Retirement Benefits Plan, dated
                    January 1, 1987. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Exhibit 10.16.)....................

               *    (b) Amendment No. 1, dated May 17, 1989 and effective as of
                    January 1, 1989, to the Company's Supplemental Retirement
                    Benefits Plan. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.9(b).)..................

               *    (c) Amendment No. 2, dated October 15, 1992, to the
                    Company's Supplemental Retirement Benefits Plan
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.7(c).).....................................

               *    (d) Amendment No. 3, dated February 25, 1993, to the
                    Company's Supplemental Retirement Benefits Plan.
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1992, Exhibit 10.7(d).).....................................

          10.6 *    Company's Key Executive Equity Plan, as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8.).....................

          10.7 *    Warrant Agreement, dated September 10, 1987, between the
                    Company and William A. Buzick, Jr., F. Philip Handy, Harold
                    Haynes, Jerome Jacobson, Melvyn N. Klein and James D. Woods,
                    individually. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Exhibit 10.15.)....................

          10.8 *    Warrant Agreement, dated July 14, 1988, between the Company and William A. Buzick, Jr., F. Philip Handy, Harold Haynes,
                    Jerome Jacobson, Melvyn N. Klein, Robert H. Lurie, John R.
                    Petty and James D. Woods, individually. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit
                    10.19.).....................................................

          10.9 *    Executive Supplemental Life Plan, dated June 15, 1989, for the Company and participating subsidiaries. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit
                    10.20.).....................................................

          EXHIBIT                                                                 PAGE
            NO.                        DESCRIPTION OF EXHIBIT                    NUMBER
          -------                      ----------------------                    ------
          10.10*    (a) Company's Supplemental Executive Retirement Plan, dated
                    January 18, 1990. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.23.)....................

               *    (b) Amendment No. 1 dated February 25, 1993, to Company's
                    Supplemental Executive Retirement Plan. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                    10.13(b).)..................................................

          10.11*    Warrant Agreement, dated July 13, 1989, between Company and
                    Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy,
                    Harold Haynes, Jerome Jacobson, Melvyn N. Klein, Robert H.
                    Lurie, John R. Petty and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1990, Exhibit 10.21.).......................................

          10.12*    Company's Director Stock Option Plan. (Incorporated by
                    reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit
                    10.24.).....................................................

          10.13*    Warrant Agreement, dated August 22, 1990, between the
                    Company and Bernard F. Brennan, William A. Buzick, Jr., F.
                    Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn Klein,
                    John R. Petty and James D. Woods, individually.
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1991, Exhibit 10.25.).......................................

          10.14*    (a) Agreement, dated February 9, 1995, with Rod F. Dammeyer
                    (Incorporated by reference from Itel Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1994, Exhibit 10.18(d).)....................................

                    (b) Amended and Restated Agreement dated February 9, 1995
                    with Rod F. Dammeyer (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.17 (b)).................

          10.15*    Agreement, dated November 1, 1992, with James E. Knox, as
                    amended (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.18).....................

          10.16*    Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24.)........

          10.17     Tax Allocation Agreement with ANTEC Corporation.
                    (Incorporated by reference from Amendment No. 2 to ANTEC
                    Corporation's Registration Statement on Form S-1,
                    Registration Number 33-65488, filed August 20, 1993, Exhibit
                    10.5.)......................................................

          10.18     Registration Rights Agreement with ANTEC Corporation.
                    (Incorporated by reference from Amendment No. 3 to ANTEC
                    Corporation's Registration Statement on Form S-1,
                    Registration Number 33-65488, filed September 13, 1993,
                    Exhibit 10.9.)..............................................

          10.19     Directors & Officers Insurance Agreement with ANTEC
                    Corporation. (Incorporated by reference to ANTEC
                    Corporation's Registration Statement on Form S-1,
                    Registration Number 33-65488, filed July 2, 1993, Exhibit
                    10.8.)......................................................

          10.20     Purchase Agreement dated as of June 23, 1994 among the
                    Company, Itel Rail Holdings Corporation and SCAP Associates,
                    L.L.C. (Incorporated by reference from Itel Corporation's
                    Current Report on Form 8-K, November 7, 1994, Exhibit
                    2.1)........................................................

          EXHIBIT                                                                 PAGE
            NO.                        DESCRIPTION OF EXHIBIT                    NUMBER
          -------                      ----------------------                    ------
          10.21     Stock Purchase Agreement, dated March 10, 1996, between
                    Anixter International Inc. and Great American Management and
                    Investment, Inc. and Supplementary Agreement thereto, dated
                    May 10, 1996, between Signal Capital Corporation and Great
                    American Management and Investment, Inc. ...................

          10.22*    Form of Indemnity Agreement with all directors and officers
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1995, Exhibit 10.24)........................................

          10.23     Agreement, dated June 27, 1995, among Riverside Partners,
                    SZRL Investments, Equity Holdings and Company. (Incorporated
                    by reference from Riverside Partners' Amendment No. 20 to
                    its Schedule 13D, filed for an event on June 27, 1995,
                    relating to the shares of Itel Corporation, Exhibit 1.).....

          10.24*    Anixter International Inc. 1996 Stock Incentive Plan
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1995, Exhibit 10.26)........................................

          10.25*    Form of Stock Option Grant (Incorporated by reference from
                    Anixter International Inc. Annual Report on Form 10-K for
                    the year ended December 31, 1995, Exhibit 10.27)............

          10.26*    Anixter Excess Benefit Plan (Incorporated by reference from
                    Anixter International Inc. Annual Report on Form 10-K for
                    the year ended December 31, 1995, Exhibit 10.28)............

          10.27*    Forms of Anixter Stock Option, Stockholder Agreement and
                    Stock Option Plan (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).....................

          10.28*    Anixter Deferred Compensation Plan (Incorporated by
                    reference from Anixter International Inc. Annual Report on
                    Form 10-K for the year ended December 31, 1995, Exhibit
                    10.30)......................................................

    (21)  Subsidiaries of the Registrant.

          21.1      List of Subsidiaries of the Registrant......................

    (23)  Consents of experts and counsel.

          23.1      Consent of Ernst & Young LLP................................

    (24)  Power of attorney.

          24.1      Power of Attorney executed by Lord James Blyth, Rod F.
                    Dammeyer, Robert E. Fowler, Jr., Robert W. Grubbs, F. Philip
                    Handy, Melvyn N. Klein, John R. Petty, Sheli Rosenberg,
                    Stuart M. Sloan, Thomas C. Theobald and Samuel Zell.........

    (27)  Financial data schedule.

          27.1      Financial data schedule.....................................

    (28)  Additional exhibits.

     This Annual Report on Form 10-K includes the following Financial Statement
Schedules:

                 ANIXTER INTERNATIONAL INC. AND SUBSIDIARIES--
                              FINANCIAL SCHEDULES

                                                                          PAGE
                                                                          ----
    Schedule I--Condensed financial information of Registrant............  39
    Schedule II--Valuation and qualifying accounts and reserves........... 42

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

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JANUARY 3,      DECEMBER 31,
                                                                   1997             1995
                                                                ----------      ------------
                                           ASSETS
Current assets:
  Cash and equivalents......................................     $  4,800         $  1,000
  Accounts receivable.......................................          100              400
  Amounts currently due from (to) affiliates, net...........       (3,300)          61,200
  Other assets..............................................        5,400              500
                                                                 --------         --------
               Total current assets.........................        7,000           63,100
Investment in ANTEC.........................................       77,800           73,700
Investment in and advances to subsidiaries..................      405,900          380,700
Other assets................................................       16,500           18,000
                                                                 --------         --------
                                                                 $507,200         $535,500
                                                                 ========         ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently........     $ 15,400         $ 15,600
Income taxes, net, primarily deferred.......................       56,300           46,100
Other liabilities...........................................           --            1,400
                                                                 --------         --------
               Total liabilities............................       71,700           63,100
Common stock repurchase commitment..........................           --           23,400
Stockholders' equity:
  Common stock..............................................       48,000           52,500
  Capital surplus...........................................       57,100           99,900
  Retained earnings.........................................      344,500          308,400
  Cumulative translation adjustments........................      (14,100)         (11,800)
                                                                 --------         --------
               Total stockholders' equity...................      435,500          449,000
                                                                 --------         --------
                                                                 $507,200         $535,500
                                                                 ========         ========

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                              -------------------------------
                                                                              DECEMBER 31,
                                                              JANUARY 3,   ------------------
                                                                 1997       1995       1994
                                                              ----------    ----       ----
Operating loss..............................................   $  (200)    $(3,500)  $ (4,700)
Other (expenses) income:
  Corporate interest expense................................      (500)     (1,300)   (14,900)
  Interest and investment income, including intercompany....    14,600      14,900      6,200
  Gain on ANTEC Offerings...................................        --          --     59,000
  Marketable equity securities losses, principally
     write-downs............................................        --      (3,000)   (39,600)
                                                               -------     -------   --------
                                                                14,100      10,600     10,700
                                                               -------     -------   --------
Income from operations before income taxes and equity in
  earnings of subsidiaries..................................    13,900       7,100      6,000
Income tax benefit..........................................     6,300       6,500      9,100
Equity in earnings of subsidiaries..........................    15,900      25,500    231,800
                                                               -------     -------   --------
Net income..................................................   $36,100     $39,100   $246,900
                                                               =======     =======   ========

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED
                                                              ----------------------------------
                                                                               DECEMBER 31,
                                                              JANUARY 3,   ---------------------
                                                                 1997        1995        1994
                                                              ----------     ----        ----
Operating activities:
  Income before extraordinary items.........................   $ 36,100    $  39,100   $ 246,900
  Adjustments to reconcile income before extraordinary items to net cash used by operating activities:
     Income tax benefit.....................................     (6,300)      (6,500)     (9,100)
     Gain on ANTEC common stock issuances...................         --           --     (59,000)
     Marketable equity securities losses, principally
       write-downs..........................................         --        3,000      39,600
     Equity in earnings of subsidiaries.....................    (15,900)     (25,500)   (231,800)
     Non-cash financing expense.............................         --         (100)      1,900
     Change in other operating items........................      1,500       (6,600)    (18,100)
                                                               --------    ---------   ---------
          Net cash provided (used) by operating
            activities......................................     15,400        3,400     (29,600)
Investing activities:
  Sales of securities.......................................         --       72,600      47,800
  Proceeds from ANTEC Offerings.............................         --           --      82,800
  Net dividends from subsidiaries...........................         --        8,200     219,700
  Loans from subsidiaries, net..............................     64,500       37,300     108,000
  Other, net................................................     (5,400)      (4,000)         --
                                                               --------    ---------   ---------
          Net cash provided by investing activities.........     59,100      114,100     458,300
                                                               --------    ---------   ---------
Net cash provided before financing activities...............     74,500      117,500     428,700
Financing activities:
  Borrowings................................................         --       50,000     200,000
  Reductions in borrowings..................................         --      (50,000)   (496,600)
  Purchases of treasury stock...............................    (75,500)    (129,200)   (138,900)
  Proceeds from issuance of common stock....................      4,800       10,100       8,600
                                                               --------    ---------   ---------
          Net cash used in financing activities.............    (70,700)    (119,100)   (426,900)
                                                               --------    ---------   ---------
Cash provided (used)........................................      3,800       (1,600)      1,800
Cash and equivalents at beginning of year...................      1,000        2,600         800
                                                               --------    ---------   ---------
Cash and equivalents at end of year.........................   $  4,800    $   1,000   $   2,600
                                                               ========    =========   =========

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           YEARS ENDED JANUARY 3, 1997 AND DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                             ------------------------
                                              BALANCE AT                   CHARGED TO                  BALANCE AT
                                             BEGINNING OF    CHARGED TO      OTHER                       END OF
               DESCRIPTION                    THE PERIOD       INCOME       ACCOUNTS     DEDUCTIONS    THE PERIOD
               -----------                   ------------    ----------    ----------    ----------    ----------
Year ended January 3, 1997:
  Allowance for doubtful accounts........      $ 9,000        $  4,800      $    200      $ (5,000)     $ 9,000
  Allowance for deferred tax asset.......      $13,500           6,500            --            --      $21,000
Year ended December 31, 1995:
  Allowance for doubtful accounts........      $ 6,000           5,800         1,200        (4,000)     $ 9,000
  Unrealized losses on marketable equity
     securities available-for-sale(b)....      $11,100              --            --       (11,100)     $    --
  Allowance for deferred tax asset.......      $12,500           1,000            --            --      $13,500
Year ended December 31, 1994:
  Allowance for doubtful accounts(a).....      $ 6,200           5,100           600        (5,900)     $ 6,000
  Unrealized losses on marketable equity
     securities available-for-sale(c)....      $36,600              --         8,900       (34,400)     $11,100
  Allowance for deferred tax asset.......      $30,100         (17,600)           --            --      $12,500

---------------
(a) The deconsolidation of ANTEC resulted in a $1.4 million deduction in allowance for doubtful accounts in 1994.

(b) In 1995 the Company sold its marketable equity securities resulting in a $3 million loss.

(c) In 1994, the Company wrote down its investment in marketable equity securities by $34.4 million.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS, ON THE 19TH DAY OF MARCH, 1997.

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

                                                          Chief Executive Officer
                                                               and President
                   ROD F. DAMMEYER                     (Principal Executive Officer)     March 19, 1997
-----------------------------------------------------
                   Rod F. Dammeyer
                                                      Senior Vice President--Finance
                  DENNIS J. LETHAM                       (Chief Financial Officer)       March 19, 1997
-----------------------------------------------------
                  Dennis J. Letham

                                                        Vice President--Controller
                 JAMES M. FROISLAND                     (Chief Accounting Officer)       March 19, 1997
-----------------------------------------------------
                 James M. Froisland

                  LORD JAMES BLYTH*                              Director                March 19, 1997
-----------------------------------------------------
                  Lord James Blyth

                   ROD F. DAMMEYER                               Director                March 19, 1997
-----------------------------------------------------
                   Rod F. Dammeyer

               ROBERT E. FOWLER, JR.*                            Director                March 19, 1997
-----------------------------------------------------
                Robert E. Fowler, Jr.

                  ROBERT W. GRUBBS                               Director                March 19, 1997
-----------------------------------------------------
                  Robert W. Grubbs

                  F. PHILIP HANDY*                               Director                March 19, 1997
-----------------------------------------------------
                   F. Philip Handy

                  MELVYN N. KLEIN*                               Director                March 19, 1997
-----------------------------------------------------
                   Melvyn N. Klein

                   JOHN R. PETTY*                                Director                March 19, 1997
-----------------------------------------------------
                    John R. Petty

                 SHELI Z. ROSENBERG*                             Director                March 19, 1997
-----------------------------------------------------
                 Sheli Z. Rosenberg

                  STUART M. SLOAN*                               Director                March 19, 1997
-----------------------------------------------------
                   Stuart M. Sloan

                 THOMAS C. THEOBALD*                             Director                March 19, 1997
-----------------------------------------------------
                 Thomas C. Theobald

                    SAMUEL ZELL*                                 Director                March 19, 1997
-----------------------------------------------------
                     Samuel Zell

*By                 JAMES E. KNOX
-----------------------------------------------------
          James E. Knox (Attorney in fact)

James E. Knox, as attorney in fact for each person indicated.