Form 10-Q
period 1997-04-04
ANIXTER INTERNATIONAL INC
filed 1997-05-14
CIK 52795

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

Commission file number 1-5989
                       ------
                         ANIXTER INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)


Delaware                                                            94-1658138
-------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)



                           2 North Riverside Plaza
                                 Suite 1900
                          Chicago, Illinois  60606
              --------------------------------------------------
            (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:  (312) 902-1515
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

At May 8, 1997 there were 47,312,462 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         APRIL 4,   JANUARY 3,
                                                           1997       1997
                                                       ----------  ----------
                                                        (UNAUDITED)
   Current assets:
   Cash and equivalents                                $    9,200  $   18,200
   Accounts receivable (net of allowance for doubtful
     accounts of $9,000 and $9,000, respectively)         480,400     441,100
   Inventories, primarily finished goods                  383,400     397,300
   Other assets                                            11,800      11,900
                                                       ----------  ----------
        Total current assets                              884,800     868,500

   Property, at cost                                      133,100     128,400
   Accumulated depreciation                              (72,200)    (66,800)
                                                       ----------  ----------

     Net property                                          60,900      61,600

   Goodwill (net of accumulated amortization
     of $59,200 and $57,600 respectively)                 183,600     183,100
   Assets held for sale, net                               45,700      44,000
   Investment in ANTEC                                     59,600      77,800
   Other assets                                            27,000      26,000
                                                       ----------  ----------

                                                       $1,261,600  $1,261,000
                                                       ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  APRIL 4,    JANUARY 3,
                                                    1997         1997
                                                  ----------  ----------
                                                 (UNAUDITED)
        Current liabilities:
          Accounts payable                        $  251,800    $209,200
          Accrued expenses                            81,200      97,100
          Income taxes payable                         4,600       7,200
                                                  ----------  ----------

            Total current liabilities                337,600     313,500

        Deferred taxes, net                           29,200      29,800
        Other liabilities                             13,100      13,800
        Long-term debt                               463,300     468,400
                                                  ----------  ----------
            Total liabilities                        843,200     825,500

        Stockholders' equity:
          Common stock                                47,300      48,000
          Capital surplus                             48,500      57,100
          Retained earnings                          355,600     344,500
          Cumulative translation adjustments        (19,700)    (14,100)
                                                  ----------  ----------
                                                     431,700     435,500

        Unrealized losses on investment in ANTEC
         (net of deferred income tax benefit)       (13,300)           -
                                                  ----------  ----------

            Total stockholders' equity               418,400     435,500
                                                  ----------  ----------

                                                  $1,261,600  $1,261,000
                                                  ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE-MONTH PERIODS
                                                      ENDED
                                              ----------------------
                                               APRIL 4,   MARCH 29,
                                                 1997        1996
                                              ----------  ----------

            Revenues                          $ 658,700   $ 567,400

            Cost of goods sold                 (495,900)   (421,600)
                                              ----------  ----------
            Gross profit                         162,800     145,800

            Operating expenses                 (136,100)   (120,900)
            Amortization of goodwill             (1,600)     (1,500)
                                              ----------  ----------

            Operating income                      25,100      23,400

            Interest expense and other, net      (7,400)     (5,500)
            Equity in ANTEC earnings               2,200         800
                                              ----------  ----------

            Income before income taxes            19,900      18,700

            Income tax expense                    (8,800)     (8,400)
                                              ----------  ----------

            Net income                        $   11,100  $   10,300
                                              ==========  ==========

            Net income per common and common
              equivalent share:               $      .23  $      .20
                                              ==========  ==========

            Weighted average common and
              common equivalent shares            47,800      52,200
                                              ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE-MONTH PERIODS
                                                                   ENDED
                                                           ----------------------
                                                            APRIL 4,   MARCH 29,
                                                              1997        1996
                                                           ----------  ----------
Operating activities:
  Net income                                               $   11,100   $  10,300
  Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation                                             6,200       4,500
       Amortization of goodwill                                 1,600       1,500
       Deferred income tax expense                             (1,500)        300
       Loss on sale of marketable securities                        -        (800)
       Other, net                                              (2,800)      1,000
       Changes in current assets and liabilities, net            (400)    (79,700)
                                                           ----------   ---------
     Net cash provided (used) by operating
       activities                                              14,200     (62,900)

Investing activities:
  Purchases of property, net                                   (6,400)    (11,700)
  Cash used by assets held for sale, net                       (1,700)     (2,000)
                                                           ----------   ---------
     Net cash used by investing activities                     (8,100)    (13,700)
                                                           ----------   ---------
     Net cash provided (used) before financing activities       6,100     (76,600)

Financing activities:
  Borrowings                                                  272,000     277,300
  Reduction in borrowings                                    (275,300)   (164,000)
  Proceeds from issuance of common stock                            -         700
  Purchases of treasury stock                                  (9,600)    (30,800)
  Other, net                                                   (2,200)     (1,500)
                                                           ----------   ---------
     Net cash provided (used) by financing activities         (15,100)     81,700
                                                           ----------   ---------
Cash provided (used)                                           (9,000)      5,100
Cash and equivalents at beginning of period                    18,200      10,500
                                                           ----------   ---------
Cash and equivalents at end of period                      $    9,200   $  15,600
                                                           ==========   =========

Supplemental cash flow information:
  Interest paid during the period                          $    9,500   $   4,700
                                                           ==========   =========
  Income taxes paid during the period                      $    6,200   $   4,000
                                                           ==========   =========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s (Company) Annual Report on Form 10-K for the year ended January 3, 1997. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is a leading supplier of wiring systems, networking and internetworking products for voice, data, and video networks and electrical power applications.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at April 4, 1997 and March 29, 1996 was 19% and 31%, respectively. On February 6, 1997 a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in a cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after tax gain.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximately 99% ownership interest in Anixter Inc. at April 4, 1997 and January 3, 1997 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.

                                  ANIXTER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 APRIL 4, 1997
                                 (IN MILLIONS)


                                                  APRIL 4,    JANUARY 3,
                                                    1997         1997
                                                 -----------  ----------
                                                 (UNAUDITED)
        Assets:
           Current assets                           $  880.8    $  857.7
           Property, net                                60.9        61.6
           Goodwill                                    183.6       183.1
           Other assets                                 34.9        34.1
                                                    --------    --------
                                                    $1,160.2    $1,136.5
                                                    ========    ========

        Liabilities and Stockholders' Equity:
           Current liabilities                      $  333.2    $  304.0
           Other liabilities                            10.0        11.4
           Long-term debt                              463.3       468.4
           Subordinated notes payable to parent         27.5        29.0
           Shareholders' equity                        326.2       323.7
                                                    --------    --------
                                                    $1,160.2    $1,136.5
                                                    ========    ========



                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE-MONTHS ENDED
                                             APRIL 4,  MARCH 29,
                                              1997       1996
                                             --------  ---------
                                             (IN MILLIONS)
           Revenues                          $658.7     $567.4
                                             ======     =======

           Operating income                  $ 23.0     $ 22.2
                                             ======     =======

           Income before income tax expense  $ 15.2     $ 16.1
                                             ======     =======

           Net income (loss)                 $  7.7     $  8.2
                                             ======     =======


NOTE 4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Impact of Statement 128 is not expected to be material.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided by operating activities was $14.2 million for the first three months of 1997 compared to $62.9 million used for the same period in 1996. Cash provided by operating activities increased primarily due to a reduction in working capital investments and higher net income. Consolidated cash used by investing activities was $8.1 million for the first three months of 1997 versus $13.7 million for the same period in 1996 as a result of a decrease in capital expenditures for 1997. Consolidated cash used by net financing activities was $15.1 million for the first three months of 1997 in comparison to $81.7 million provided in the first three months of 1996 due to the reduction in working capital investments in 1997 and a decrease in purchases of treasury stock from $30.8 million in 1996 to $9.6 million in 1997. Cash used for assets held for sale, net was $1.7 million in the first three months of 1997 versus $2.0 million for the same period in 1996.

Consolidated interest and other expense net was $7.4 million and $5.5 million for the three months ended April 4, 1997 and March 23, 1996, respectively. The increase is the result of higher costs associated with seven year 8% Senior Notes which were issued in September 1996 and higher working capital borrowings in the previous year. In addition to the fixed rate 8% Senior Notes the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 76% of all debt obligations at April 4, 1997 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the three months ended April 4, 1997 and March 29, 1996 was to increase interest expense by approximately $.3 million and $.4 million, respectively.

FINANCINGS:

At April 4, 1997, $217.3 million was available under the bank revolving lines of credit at Anixter, of which $33.7 million was available to pay the Company for intercompany liabilities.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included in assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated, through April 4, 1997, $1.4 billion of the portfolio. The $20.7 million net portfolio at April 4, 1997 represents approximately 1% of the original acquired Signal Capital portfolio. Proceeds have been used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $6.4 million and $11.7 million for the first three months of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The Company has experienced increased revenues due to growth in all major product lines, with the exception of shared media hubs in North America, and solid growth across all geographies. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from March 29, 1996 to April 4, 1997 primarily as a result of the Company's treasury stock purchases. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED APRIL 4, 1997: Net income for the first quarter of 1997 was $11.1 million compared with $10.3 million for the first quarter of 1996.

The Company's revenues during the first quarter of 1997 increased 16% to $658.7 million from $567.4 million in 1996 due to the continued growth in demand for all major products sets in North America, with the exception of shared media hubs where industry wide growth has been flat to slightly down. In Europe, Asia and Latin America sales grew across all major product sets with further market penetration in Asia and Latin America where year over year sales grew by 54 percent in the March quarter. During the current period Europe's sales growth was negatively impacted due to exchange rate fluctuations which resulted in a 4% lower growth rate as compared to what it would have been had 1997 exchange rates remained constant with those in 1996. Revenues by major geographic market are presented in the following table.


                                         QUARTERS ENDED
                                     ----------------------
                                     APRIL 4,       MARCH 29,
                                      1997            1996
                                     -------         ------
                                         (IN MILLIONS)
             North America            $483.4         $424.8
             Europe                    134.3          116.0
             Asia and Latin America     41.0           26.6
                                      ------         ------
                                      $658.7         $567.4
                                      ======         ======


Gross margins increased at a lower rate than the 16% rate of growth in sales principally due to softness in certain European countries due to the stronger dollar and competitive pressures. As a result gross profit margins were 24.7% versus 25.7% in 1996.

Operating expenses increased only 13% to $136.1 million, in support of a 16% increase in revenues, as a result of headcount controls in 1997. The operating expense ratio, before goodwill amortization, has decreased to 20.7% in the first quarter of 1997 from 21.3% in the first quarter of 1996.

Operating income increased to $25.1 million in 1997 from $23.4 million in the first quarter of 1996. Operating income by major geographic markets is presented in the following table.

                                                 QUARTERS ENDED
                                                 --------------
                                              APRIL 4,   MARCH 29,
                                                1997       1996
                                                ----       ----
                                                (IN MILLIONS)
               North America                   $31.8      $23.7
               Europe                            (.9)       3.9
               Asia and Latin America           (5.8)      (4.2)
                                               -----      -----
                                               $25.1      $23.4
                                               =====      =====


The decrease in European profitability is due to the separation of the distribution business from the network integration business which occurred at the end of the first quarter of 1996, gross margin pressures previously discussed and an increase in corporate expense allocations for service provided to foreign operations. The increase in corporate allocations from $2.6 million in 1996 to $3.3 million in 1997 is a result of the increased corporate expenses relating to systems and personnel required to support an increased number of transactions in the first quarter of 1997.

Increased losses in emerging markets were due to increased staffing and new locations added in the later part of 1996, planned increases in headcounts required to penetrate the Asia/Pacific and Latin American markets and an increase in corporate expense allocations from $1.0 million in 1996 to $1.8 million in 1997 resulting from increased transactions and higher corporate allocable expenses.

Consolidated net interest expense for the first quarter of 1997 increased to $7.4 million from $5.5 million in 1996 due to the increase in debt resulting from working capital increases in the previous year and $100 million of short term borrowings with an average cost of 6.3% in 1996 which was replaced with the seven year term 8% Senior Notes.

The consolidated tax provision increased to $8.8 million in 1997 from $8.4 million due to higher pre-tax earnings partially offset by a decrease in the effective tax rate from the first quarter of 1996 to 1997. The 1997 effective tax rate of 44%, which is based on pre-tax book income adjusted primarily for amortization of goodwill and losses of foreign operations which are not currently deductible, approximates the overall rate for 1996.

                         PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 8, 1997 the Directors of the Company were elected as follows:


                                            VOTES
                                    --------------------
DIRECTORS                               FOR      WITHHELD
---------                           ----------   --------
Lord James Blyth                    40,871,283    54,716
Rod F. Dammeyer                     40,862,908    63,091
Robert E. Fowler, Jr.               40,872,079    53,920
Robert W. Grubbs, Jr.               40,870,539    55,460
F. Philip Handy                     40,871,955    54,044
Melvyn N. Klein                     40,872,077    53,922
John R. Petty                       40,870,739    55,260
Sheli Z. Rosenberg                  40,872,921    53,078
Stuart M. Sloan                     40,872,849    53,150
Thomas C. Theobald                  40,873,125    52,874
Samuel Zell                         40,869,552    56,447



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule


     (b) Reports on Form 8-K

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.


Date:  May 14, 1997                   By:
     --------------                      -------------------------------------
                                                    Rod F. Dammeyer
                                         President and Chief Executive Officer

Date: May 14, 1997                    By:
     ------------                        -------------------------------------
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

                         ANIXTER INTERNATIONAL INC.


Date: May 14, 1997                     By:         /s/ Rod F. Dammeyer
      ------------                         -------------------------------------
                                                       Rod F. Dammeyer
                                           President and Chief Executive Officer

Date: May 14, 1997                     By:        /s/ Dennis J. Letham
      ------------                         -------------------------------------
                                                      Dennis J. Letham
                                               Senior Vice President - Finance
                                                and Chief Financial Officer