Form 10-Q
period 1997-07-04
ANIXTER INTERNATIONAL INC
filed 1997-08-14
CIK 52795

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JULY 4, 1997

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

                                Yes   X     No
                                     ---
At August 11, 1997 there were 47,530,094 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        JULY 4,     JAUARY 3,
                                                         1997         1997
                                                      ----------    ----------
                                                      (UNAUDITED)

Current assets:
Cash and equivalents                                      $21,600     $18,200
Accounts receivable (net of allowance for doubtful
  accounts of $9,000)                                     513,700     441,100
Inventories, primarily finished goods                     387,800     397,300
Other assets                                               12,100      11,900
                                                       ----------  ----------
     Total current assets                                 935,200     868,500

Property, at cost                                         140,500     128,400
Accumulated depreciation                                  (78,300)    (66,800)
                                                       ----------  ----------

  Net property                                             62,200      61,600

Goodwill (net of accumulated amortization
  of $60,700 and $57,600 respectively)                    183,000     183,100
Assets held for sale, net                                  39,400      44,000
Investment in ANTEC                                        81,400      77,800
Other assets                                               27,100      26,000
                                                       ----------  ----------

                                                       $1,328,300  $1,261,000
                                                       ==========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                     JULY 4,       JANUARY 3,
                                                      1997           1997
                                                   -----------     ----------
                                                   (UNAUDITED)
Current liabilities:
  Accounts payable                               $  265,700        $209,200
  Accrued expenses                                   95,300          97,100
  Income taxes payable                                6,300           7,200
                                                 ----------      ----------

    Total current liabilities                       367,300         313,500

Deferred taxes, net                                  28,600          29,800
Other liabilities                                    14,000          13,800
Long-term debt                                      477,800         468,400
                                                 ----------      ----------
    Total liabilities                               887,700         825,500

Stockholders' equity:
  Common stock                                       47,300          48,000
  Capital surplus                                    48,500          57,100
  Retained earnings                                 366,100         344,500
  Cumulative translation adjustments                (22,100)        (14,100)
                                                 ----------      ----------
                                                    439,800         435,500

Unrealized gain on investment in ANTEC
 (net of deferred income taxes)                         800               -
                                                 ----------      ----------

    Total stockholders' equity                      440,600         435,500
                                                 ----------      ----------

                                                 $1,328,300      $1,261,000
                                                 ==========      ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE-MONTH PERIODS       SIX-MONTH PERIODS
                                                ENDED                    ENDED
                                        ----------------------  -----------------------
                                         JULY 4,     JUNE 28,     JULY 4,     JUNE 28,
                                           1997        1996        1997         1996
                                        ----------  ----------  -----------  ----------

Revenues                                  $682,600    $611,800   $1,341,300  $1,179,200

Cost of goods sold                        (513,300)   (460,200)  (1,009,200)   (881,800)
                                        ----------  ----------  -----------  ----------
Gross profit                               169,300     151,600      332,100     297,400

Operating expenses                        (141,900)   (129,700)    (278,000)   (250,600)
Amortization of goodwill                    (1,500)     (1,600)      (3,100)     (3,100)
                                        ----------  ----------  -----------  ----------

Operating income                            25,900      20,300       51,000      43,700

Interest expense and other, net             (7,200)     (6,400)     (14,600)    (11,900)
Equity in ANTEC earnings                         -         900        2,200       1,700
                                        ----------  ----------  -----------  ----------

Income before income taxes                  18,700      14,800       38,600      33,500

Income tax expense                          (8,300)     (6,700)     (17,100)    (15,100)
                                        ----------  ----------  -----------  ----------

Net income                                 $10,400      $8,100      $21,500     $18,400
                                        ==========  ==========  ===========  ==========

Net income per common and common
  equivalent share:                           $.22        $.16         $.45        $.36
                                        ==========  ==========  ===========  ==========

Weighted average common and
  common equivalent shares                  47,300      50,300       47,600      51,200
                                        ==========  ==========  ===========  ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SIX-MONTH PERIODS
                                                                       ENDED
                                                                --------------------
                                                                 JULY 4,   JUNE 28,
                                                                  1997       1996
                                                                ---------  ---------
Operating activities:
  Net income                                                      $21,500    $18,400
  Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation                                                12,700      9,600
       Amortization of goodwill                                     3,100      3,100
       Deferred income tax expense                                 (2,800)       200
       Other, net                                                  (1,500)       300
       Changes in current assets and liabilities, net             (21,800)   (87,000)
                                                                ---------  ---------
     Net cash provided (used) by operating
       activities                                                  11,200    (55,400)

Investing activities:
  Purchases of property, net                                      (14,400)   (21,400)
  Cash provided (used) by assets held for sale, net                 4,600     (1,600)
  Other investments                                                (1,100)         -
                                                                ---------  ---------
     Net cash used by investing activities                        (10,900)   (23,000)
                                                                ---------  ---------
     Net cash provided (used) before financing activities             300    (78,400)

Financing activities:
  Borrowings                                                      671,600    402,300
  Reduction in borrowings                                        (655,400)  (268,000)
  Proceeds from issuance of common stock                              300        100
  Purchases of treasury stock                                      (9,600)   (58,600)
  Other, net                                                       (3,800)       400
                                                                ---------  ---------
     Net cash provided by financing activities                      3,100     76,200
                                                                ---------  ---------
Cash provided (used)                                                3,400     (2,200)
Cash and equivalents at beginning of period                        18,200     10,500
                                                                ---------  ---------
Cash and equivalents at end of period                             $21,600     $8,300
                                                                =========  =========

Supplemental cash flow information:
  Interest paid during the period                                 $15,700    $11,400
                                                                =========  =========
  Income taxes paid during the period                             $19,300     $8,300
                                                                =========  =========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("Company") Annual Report on Form 10-K for the year ended January 3, 1997. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. All operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is a leading supplier of wiring systems, networking and internetworking products for voice, data, and video networks and electrical power applications.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at July 4, 1997 and June 28,
1996 was approximately 19% and 31%, respectively. On February 6, 1997 a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in a cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after tax gain in the first quarter of 1997.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximately 99% ownership interest in Anixter Inc. at July 4, 1997 and January 3, 1997 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.

                                  ANIXTER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JULY 4, 1997
                                 (IN MILLIONS)


                                                   JULY 4,    JANUARY 3,
                                                    1997         1997
                                                 -----------  ----------
                                                 (UNAUDITED)
Assets:
   Current assets                                     $933.3      $857.7
   Property, net                                        62.2        61.6
   Goodwill                                            183.0       183.1
   Other assets                                         35.5        34.1
                                                 -----------  ----------
                                                    $1,214.0    $1,136.5
                                                 ===========  ==========
Liabilities and Stockholders' Equity:
   Current liabilities                                $354.8      $304.0
   Other liabilities                                    10.7        11.4
   Long-term debt                                      477.8       468.4
   Subordinated notes payable to parent                 38.0        29.0
   Shareholders' equity                                332.7       323.7
                                                 -----------  ----------
                                                    $1,214.0    $1,136.5
                                                 ===========  ==========



                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      THREE-MONTHS ENDED    SIX-MONTHS ENDED
                                      JULY 4,   JUNE 28,   JULY 4,   JUNE 28,
                                       1997       1996       1997      1996
                                     ---------  ---------  --------  --------
                                         (IN MILLIONS)

Revenues                                $682.6     $611.8  $1,341.3  $1,179.2
                                        ======     ======  ========  ========

Operating income                        $ 25.1     $ 20.7  $   48.1  $   42.9
                                        ======     ======  ========  ========

Income before income tax expense        $ 17.4     $ 13.3  $   32.6  $   29.4
                                        ======     ======  ========  ========

Net income (loss)                       $  8.7     $  5.9  $   16.4  $   14.1
                                        ======     ======  ========  ========


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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided by operating activities was $11.2 million for the first six months of 1997 compared to $55.4 million used for the same period in 1996. Cash provided by operating activities increased primarily due to lower working capital investments and higher net income. Consolidated cash used by investing activities was $10.9 million for the first six months of 1997 versus $23.0 million for the same period in 1996 as a result of a decrease in capital expenditures for 1997. Consolidated cash provided by net financing activities was $3.1 million for the first half of 1997 in comparison to $76.2 million in the first six months of 1996 due to the reduction in cash required for working capital investments in 1997 and lower capital expenditures. Cash provided by assets held for sale, net was $4.6 million in the first six months of 1997 versus $1.6 million used for the same period in 1996.

Consolidated interest and other expense net was $14.6 million and $11.9 million for the six months ended July 4, 1997 and June 28, 1996, respectively. The increase is the result of higher costs associated with seven year 8% Senior Notes which were issued in September 1996 and higher working capital borrowings which occurred during the previous year. In addition to the fixed rate 8% Senior Notes the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 73% of all debt obligations at July 4, 1997 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the six months ended July 4, 1997 and June 28, 1996 was to increase interest expense by approximately $.5 million in each period.

FINANCINGS:

At July 4, 1997, $211.9 million was available under the bank revolving lines of credit at Anixter, of which $37.0 million was available to pay the Company for intercompany liabilities.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included in assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated, through July 4, 1997, $1.4 billion of the portfolio. The $20.0 million net portfolio at July 4, 1997 represents approximately 1% of the original acquired Signal Capital portfolio. Proceeds have been used to repay indebtedness and repurchase shares of the Company's common stock. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to shareholders and no material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $14.4 million and $21.4 million for the first six months of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The Company continues to experience increased revenue growth in all major product lines, with the exception of shared media hubs in North America, and solid growth across all geographies. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition, the Company's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from June 28, 1996 to July 4, 1997 as a result of the Company's treasury stock purchases. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED JULY 4, 1997: Net income for the second quarter of 1997 was $10.4 million compared with $8.1 million for the second quarter of 1996.

The Company's revenues during the second quarter of 1997 increased 12% to $682.6 million from $611.8 million in 1996 due to the continued growth in demand for all major products sets worldwide, with the exception of shared media hubs in North America where industry-wide growth has been flat to slightly down. Market penetration in Asia and Latin America grew by 55% in the quarter. While Europe sales grew by 25% in the current quarter they were at the same time negatively impacted due to exchange rate fluctuations which resulted in a five percentage point lower growth rate as compared to what it would have been had 1997 exchange rates remained constant with those in 1996. Revenues by major geographic market are presented in the following table:


                                            QUARTERS ENDED
                                           -----------------
                                           JULY 4,  JUNE 28,
                                            1997      1996
                                           -------  --------
                                             (IN MILLIONS)

North America                               $497.5    $471.3
Europe                                       138.7     110.6
Asia and Latin America                        46.4      29.9
                                            ------    ------
                                            $682.6    $611.8
                                            ======    ======


Gross profits increased consistent with the 12% rate of growth in sales as gross profit margins were 24.8% for the second quarter of 1996 and 1997.

Operating expenses increased only 9% to $141.9 million, in support of a 12% increase in revenues, as a result of headcount controls and reduced investments in 1997. The operating expense ratio, before goodwill amortization, has decreased to 20.8% in the second quarter of 1997 from 21.2% in the second quarter of 1996.

Operating income increased to $25.9 million or 3.8% of sales in 1997 versus $20.3 million or 3.3% of sales in the same quarter of 1996. Operating income by major geographic markets is presented in the following table:

                                            QUARTERS ENDED
                                      -------------------------
                                      JULY 4,          JUNE 28,
                                       1997              1996
                                      -------          --------
                                             (IN MILLIONS)

North America                         $30.1                 $26.6
Europe                                  1.2                   (.6)
Asia and Latin America                 (5.4)                 (5.7)
                                      -----                 -----
                                      $25.9                 $20.3
                                      =====                 =====


The increase in European profitability is due to 25% higher sales and resulting gross profits and the controlled increase in operating expenses partially offset by an increase in corporate allocations. The increase in corporate allocations from $1.9 million in the second quarter of 1996 to $3.6 million in the second quarter of 1997 is a result of the increased corporate expenses relating to systems and personnel required to support an increased number of transactions in 1997.

Losses in emerging markets decreased slightly as a result of increased productivity at new locations added in the later part of 1996 partially offset by an increase in corporate expense allocations from $.8 million in the second quarter of 1996 to $1.8 million in the second quarter of 1997 resulting from increased transactions.

Consolidated net interest expense for the second quarter of 1997 increased to $7.2 million from $6.4 million in 1996 due to the increase in debt resulting from working capital increases incurred in the previous year and the replacement of $100 million of short term borrowings with an average cost of 6.3% in 1996 with seven year term 8% Senior Notes.

The consolidated tax provision increased to $8.3 million in 1997 from $6.7 million due to higher pre-tax earnings partially offset by a slight decrease in the effective tax rate from the second quarter of 1996 to 1997. The 1997 effective tax rate of 44%, which is based on pre-tax book income adjusted primarily for amortization of goodwill and losses of foreign operations which are not currently deductible, approximates the overall rate for 1996.

SIX-MONTHS ENDED JULY 4, 1997: Net income for the first half of 1997 was $21.5 million compared with $18.4 million for the first half of 1996.

The Company's revenues during the first half of 1997 increased 14% to $1,341.3 million from $1,179.2 million in 1996 due to the continued growth in demand for all major products sets in all geographies, with the exception of the shared media hubs. Asia and Latin America sales grew by 55 percent year over year, the same as in the second quarter. During the current period Europe's sales growth was negatively impacted due to exchange rate fluctuations which resulted in a four percentage point lower growth rate as compared to what it would have been had 1997 exchange rates remained constant with those in 1996. Revenues by major geographic market are presented in the following table:


                                           SIX-MONTHS ENDED
                                        -----------------------
                                         JULY 4,      JUNE 28,
                                          1997          1996
                                        --------      ---------
                                             (IN MILLIONS)

North America                           $  980.9       $  896.1
Europe                                     273.0          226.6
Asia and Latin America                      87.4           56.5
                                        --------       --------
                                        $1,341.3       $1,179.2
                                        ========       ========


Gross profits for the first half of 1997 increased at a lower rate than the 14% rate of growth in sales principally due to first quarter softness in certain European and Asian countries resulting from the stronger dollar and competitive pressures. As a result gross profit margins were 24.8% versus 25.2% in 1996.

Operating expenses increased only 11% to $278.0 million, in support of a 14% increase in revenues, as a result of headcount controls and reduced foreign investments in 1997. The operating expense ratio, before goodwill amortization, has decreased to 20.7% in the first half of 1997 from 21.3% in the first half of 1996.

Operating income increased to $51.0 million in 1997 from $43.7 million in the first half of 1996. Operating income by major geographic markets is presented in the following table:

                                            SIX-MONTHS ENDED
                                     ------------------------------
                                     JULY 4,              JUNE 28,
                                      1997                  1996
                                     -------              ---------
                                             (IN MILLIONS)

North America                        $  61.9                 $ 50.3
Europe                                    .3                    3.3
Asia and Latin America                 (11.2)                  (9.9)
                                     -------                 ------
                                     $  51.0                 $ 43.7
                                     =======                 ======


The decrease in European profitability is due to the separation of the distribution business from the network integration business which occurred at the end of the first quarter of 1996, gross margin pressures and a $2.8 million increase in corporate expense allocations for services provided to foreign operations.

Increased losses in emerging markets primarily reflect the first quarter 1997 effect of increased staffing and new locations added in the later part of 1996, planned increases in headcounts in 1997 required to penetrate the Asia and Latin American markets and a $2.0 million increase in corporate expense allocations.

Consolidated net interest expense for the first half of 1997 increased to $14.6 million from $11.9 million in 1996 due to the increase in debt resulting from working capital increases incurred in the previous year and the $100 million of 8% short term borrowings previously discussed.

The consolidated tax provision increased to $17.1 million in 1997 from $15.1 million due to higher pre-tax earnings partially offset by a slight decrease in the effective tax rate from the first half of 1996 to 1997.

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

                          ANIXTER INTERNATIONAL INC.


Date: August 14, 1997            By:    /s/ Rod F. Dammeyer
      ---------------               -----------------------
                                        Rod F. Dammeyer

                              President and Chief Executive Officer


Date: August 14, 1997            By:    /s/ Dennis J. Letham
      ---------------               ------------------------
                                        Dennis J. Letham
                                 Senior Vice President - Finance
                                   and Chief Financial Officer