Form 10-Q
period 1997-10-03
ANIXTER INTERNATIONAL INC
filed 1997-11-07
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


Commission file number 1-5989

                             ANIXTER INTERNATIONAL INC.
               (Exact name of registrant as specified in its charter)


Delaware                                                 94-1658138
--------                                                 ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)



                               4711 Golf Road
                           Skokie, Illinois  60076
                           -----------------------
            (Address of principal executive offices and Zip Code)




Registrant's telephone number, including area code:(847) 677-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X       No
                           -----       -----
At November 5, 1997 there were 47,547,052 shares of Common Stock, $1.00 par value, of the registrant outstanding.

                         PART I.  FINANCIAL INFORMATION
                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        OCTOBER 3,    JANUARY 3,
                                                           1997         1997
                                                        --------      --------
                                                       (UNAUDITED)
   Current assets:
   Cash and equivalents                                $   15,500       $18,200
   Accounts receivable (net of allowance for doubtful
     accounts of $10,000 and $9,000 respectively)         552,100       441,100
   Inventories, primarily finished goods                  411,400       397,300
   Other assets                                             9,000        11,900
                                                       ----------    ----------
        Total current assets                              988,000       868,500

   Property, at cost                                      148,600       128,400
   Accumulated depreciation                               (84,000)      (66,800)
                                                       ----------    ----------

     Net property                                          64,600        61,600

   Goodwill (net of accumulated amortization
     of $62,300 and $57,600 respectively)                 204,400       183,100
   Assets held for sale, net                               31,300        44,000
   Investment in ANTEC                                     88,500        77,800
   Other assets                                            30,100        26,000
                                                       ----------    ----------

                                                       $1,406,900    $1,261,000
                                                       ==========    ==========





   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                     -------------------------------------




                                                OCTOBER 3,     JANUARY 3,
                                                  1997           1997
                                                ----------     ----------
                                                (UNAUDITED)

Current liabilities:
  Accounts payable                               $ 287,700     $ 209,200
  Accrued expenses                                 100,500        97,100
  Income taxes payable                               7,900         7,200
                                                  --------     --------

    Total current liabilities                      396,100       313,500

Deferred taxes, net                                 31,300        29,800
Other liabilities                                   15,200        13,800
Long-term debt                                     508,300       468,400
                                                  --------    ----------
    Total liabilities                              950,900       825,500

Stockholders' equity:
  Common stock                                      47,500        48,000
  Capital surplus                                   51,100        57,100
  Retained earnings                                377,300       344,500
  Cumulative translation adjustments               (25,100)      (14,100)
                                                 ----------   ----------
                                                   450,800       435,500

Unrealized gain on investment in ANTEC
 (net of deferred income taxes)                      5,200             -
                                                 ----------   ----------

    Total stockholders' equity                     456,000      435,500
                                                 ----------   ----------

                                               $ 1,406,900   $ 1,261,000
                                                ==========    ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     THREE-MONTH PERIODS         NINE-MONTH PERIODS
                                            ENDED                      ENDED
                                  -------------------------  --------------------------
                                  OCTOBER 3,  SEPTEMBER 27,  OCTOBER 3,   SEPTEMBER 27,
                                     1997         1996          1997          1996
                                  ----------  -------------  -----------  -------------

Revenues                            $726,500     $ 631,500   $2,067,800     $1,810,700

Cost of goods sold                 (547,800)      (476,300)  (1,557,000)    (1,358,100)
                                  ----------  -------------  -----------  -------------
Gross profit                         178,700       155,200      510,800        452,600

Operating expenses                 (147,800)      (133,200)    (425,800)      (383,800)
Amortization of goodwill             (1,600)        (1,500)      (4,700)        (4,600)
                                  ----------  -------------  -----------  -------------

Operating income                      29,300        20,500       80,300         64,200

Interest expense and other, net      (9,000)        (6,900)     (23,600)       (18,800)
Equity in ANTEC earnings                   -         1,900        2,200          3,600
                                  ----------  -------------  -----------  -------------

Income before income taxes            20,300        15,500       58,900         49,000

Income tax expense                   (9,000)        (6,900)     (26,100)       (22,000)
                                  ----------  -------------  -----------  -------------

Net income                         $  11,300      $  8,600    $  32,800      $  27,000

                                  ==========  =============  ===========  =============

Net income per common and common
  equivalent share:                   $  .24        $  .18       $  .69         $  .54
                                  ==========  =============  ===========  =============

Weighted average common and
  common equivalent shares            47,500         48,500      47,600         50,300
                                  ==========  =============  ===========  =============




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           NINE-MONTH PERIODS
                                                                  ENDED
                                                        -------------------------
                                                        OCTOBER 3,  SEPTEMBER 27,
                                                           1997         1996
                                                        ----------  -------------
Operating activities:
   Net income                                            $  32,800     $  27,000
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation                                        19,200        15,100
        Amortization of goodwill                             4,700         4,600
        Deferred income tax expense                         (2,700)        1,000
        Other, net                                          (3,200)       (1,700)
        Changes in current assets and liabilities, net     (41,000)      (89,500)
                                                        ----------  -------------
      Net cash provided (used) by operating
        activities                                           9,800       (43,500)

Investing activities:
   Purchases of property, net                              (21,000)      (25,300)
   Cash provided (used) by assets held for sale, net        12,700        (6,000)
   Acquisitions and other investments                      (28,600)            -
                                                        ----------  -------------
      Net cash used by investing activities                (36,900)       (31,300)
                                                        ----------  -------------
      Net cash used before financing activities            (27,100)       (74,800)

Financing activities:
   Borrowings                                              935,700      1,001,000
   Reduction in borrowings                                (901,700)      (861,000)
   Proceeds from issuance of common stock                    4,100          1,200
   Purchases of treasury stock                              (9,900)       (71,800)
   Other, net                                               (3,800)        (1,200)
                                                        ----------  -------------
      Net cash provided by financing activities             24,400         68,200
                                                        ----------  -------------
Cash used                                                   (2,700)        (6,600)
Cash and equivalents at beginning of period                 18,200         10,500
                                                        ----------  -------------
Cash and equivalents at end of period                    $  15,500       $  3,900
                                                        ==========  =============

Supplemental cash flow information:
   Interest paid during the period                       $  25,600      $  17,800
                                                        ==========  =============
   Income taxes paid during the period                   $  27,200      $  12,000
                                                        ==========  =============


   See accompanying notes to the condensed consolidated financial statements.

                          ANIXTER INTERNATIONAL INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("Company") Annual Report on Form 10-K for the year ended January 3, 1997. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Substantially all operating activities of the Company are carried out by its principal subsidiary, Anixter Inc. ("Anixter"), which is a leading supplier of wiring systems, networking and internetworking products for voice, data, and video networks and electrical power applications.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries after elimination of intercompany transactions.

NOTE 2.  SUMMARIZED FINANCIAL INFORMATION OF ANTEC

The Company's ownership interest in ANTEC at October 3, 1997 and September 27, 1996 was approximately 18% and 31%, respectively. On February 6, 1997 a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in a cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after tax gain in the first quarter of 1997.

NOTE 3.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximately 99% ownership interest in Anixter Inc. at October 3, 1997 and September 27, 1996 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.

                                  ANIXTER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                OCTOBER 3, 1997
                                 (IN MILLIONS)


                                                 OCTOBER 3,     JANUARY 3,
                                                    1997           1997
                                                 -----------    ----------
                                                 (UNAUDITED)
Assets:
   Current assets                                $  955.5        $  857.7
   Property, net                                     61.7            61.6
   Goodwill                                         182.2           183.1
   Other assets                                      37.6            34.1
                                                 -----------   ----------
                                                 $1,237.0      $  1,136.5
                                                 ===========   ==========
Liabilities and Stockholders' Equity:
   Current liabilities                           $  368.0        $  304.0
   Other liabilities                                 10.9            11.4
   Long-term debt                                   494.8           468.4
   Subordinated notes payable to parent              26.0            29.0
   Shareholders' equity                             337.3           323.7
                                                 -----------    ----------
                                                 $1,237.0        $1,136.5
                                                 ===========    ==========



                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                     THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                  OCTOBER 3,  SEPTEMBER 27,  OCTOBER 3,  SEPTEMBER 27,
                                     1997         1996          1997         1996
                                  ----------  -------------  ----------  -------------
                                       (IN MILLIONS)

Revenues                              $719.4         $631.5    $2,060.7       $1,810.7
                                  ==========  =============  ==========  =============

Operating income                     $  26.7        $  20.6     $  74.8        $  63.5
                                  ==========  =============  ==========  =============

Income before income tax expense     $  17.4        $  13.3     $  50.0        $  42.7
                                  ==========  =============  ==========  =============

Net income (loss)                    $   8.3         $  3.9     $  24.7        $  18.0
                                  ==========  =============  ==========  =============

NOTE 4.  ACCU-TECH ACQUISITION

In August 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation for $27.6 million in cash and the assumption of $13.9 million of debt which resulted in the addition of $22.3 million to goodwill. Operating results for Accu-Tech in the third quarter were not significant.

NOTE 5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided by operating activities was $9.8 million for the first nine months of 1997 compared to $43.5 million used for the same period in 1996. Cash provided by operating activities increased primarily due to lower working capital investments and higher net income. Consolidated cash used by investing activities was $36.9 million for the first nine months of 1997 versus $31.3 million for the same period in 1996 as a result of the acquisition of Accu-Tech Corporation in August of 1997 partially offset by a decrease in capital expenditures and an increase in cash provided by assets held for sale. Consolidated cash provided by net financing activities was $24.4 million for the first nine months of 1997 in comparison to $68.2 million in the same period of 1996 due to the reduction in cash required for working capital investments in 1997 and increased cash provided by assets held for sale partially offset by cash required for the Accu-Tech acquisition. Cash provided by assets held for sale, net was $12.7 million in the first nine months of 1997 versus $6.0 million used for the same period in 1996.

Consolidated interest and other expense net was $23.6 million and $18.8 million for the nine months ended October 3, 1997 and September 27, 1996, respectively. The increase is the result of higher costs associated with seven year 8%
Senior Notes which were issued in September 1996 and higher working capital borrowings which occurred during the previous year. In addition to the fixed rate 8% Senior Notes the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 61% of all debt obligations at October 3, 1997 is fixed or capped. The impact of interest rate swaps and caps on interest expense, net for the nine months ended October 3, 1997 and September 27, 1996 was to increase interest expense by approximately $.6 million in 1997 versus $.7 million in 1996.

FINANCINGS:

At October 3, 1997, $187.0 million was available under the bank revolving lines of credit at Anixter, of which $22.7 million was available to pay the Company for intercompany liabilities.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

The finance business of Signal Capital Corporation ("Signal Capital") has been included in assets held for sale since acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated, through October 3, 1997, $1.4 billion of the portfolio, the proceeds of which have been used to repay indebtedness and repurchase shares of the Company's common stock. The Company will continue to liquidate the remaining $5.7 million of the Signal Capital portfolio in an orderly manner that maximizes its value to shareholders. No material amounts of new loans or investments are being made by Signal Capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $21.0 million and $25.3 million for the first nine months of 1997 and 1996, respectively.

In August 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation for $27.6 million in cash and the assumption of $13.9 million of debt which resulted in the addition of $22.3 million to goodwill. Operating results for Accu-Tech in the third quarter were not significant.

RESULTS OF OPERATIONS

The Company continues to experience increased revenue growth in all major product lines, with the exception of shared media hubs in North America, and solid growth across all geographies. Results are however subject to influence from rapid changes in the value of the U.S. dollar relative to the currencies of the various countries in which the Company operates. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition, the Company's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

EARNINGS PER SHARE: Weighted average common and common equivalent shares outstanding decreased from September 27, 1996 to October 3, 1997 as a result of the Company's treasury stock purchases. An increase in borrowing costs associated with stock purchases offset the decrease in shares resulting in no significant effect on earnings per share.

QUARTER ENDED OCTOBER 3, 1997: Net income for the third quarter of 1997 was $11.3 million compared with $8.6 million for the third quarter of 1996.

The Company's revenues during the third quarter of 1997 increased 15% to $726.5 million from $631.5 million in 1996 due to the continued growth in demand for all major product sets worldwide, primarily stronger demand and higher networking service billings in North America. Revenues in Asia and Latin America grew by 30% in the quarter. European sales growth of 16% in the current quarter was negatively impacted by exchange rate fluctuations which resulted in an eight percentage point lower growth rate as compared to what it would have been had 1997 exchange rates remained constant with those in 1996. Revenues by major geographic market are presented in the following table:


                                            QUARTERS ENDED
                                       -------------------------
                                       OCTOBER 3,  SEPTEMBER 27,
                                          1997         1996
                                        --------    ---------
                                            (IN MILLIONS)
North America                              $544.5         $478.7
Europe                                      135.6          117.1
Asia and Latin America                       46.4           35.7
                                           ------         ------
                                           $726.5         $631.5
                                            =====         ======


Gross profits increased consistent with the 15% rate of growth in sales, and gross profit margins were 24.6% for the third quarter of 1996 and 1997.

Operating expenses increased only 11% to $147.8 million, in support of the 15% increase in revenues, as a result of headcount controls which limited headcount additions to 2% and reduced investments in foreign operations in 1997. The operating expense ratio, before goodwill amortization, has decreased to 20.3% in the third quarter of 1997 from 21.1% in the third quarter of 1996.

Operating income increased to $29.3 million or 4.0% of sales in 1997 versus $20.5 million or 3.2% of sales in the same quarter of 1996. Operating income by major geographic markets is presented in the following table:

                                           QUARTERS ENDED
                                    -----------------------------
                                 OCTOBER 3,            SEPTEMBER 27,
                                   1997                   1996
                                 ---------              ---------
                                           (IN MILLIONS)


North America                      $34.4                 $28.7
Europe                                .1                  (1.9)
Asia and Latin America              (5.2)                 (6.3)
                                  ------                ------
                                   $29.3                 $20.5
                                  ======                ======


The increase in European profitability is due to 16% higher sales and resulting gross profits and the controlled increase in operating expenses partially offset by an increase in corporate allocations. The increase in corporate allocations from $1.9 million in the third quarter of 1996 to $3.3 million in the third quarter of 1997 is a result of the increased corporate expenses relating to systems and personnel required to support an increased number of transactions in 1997.

Losses in emerging markets decreased slightly as a result of increased productivity at new locations added in the later part of 1996 partially offset by an increase in corporate expense allocations from $.8 million in the third quarter of 1996 to $1.8 million in the third quarter of 1997 resulting from increased transactions.

Consolidated net interest expense for the third quarter of 1997 increased to $9.0 million from $6.9 million in 1996 due to the increase in debt resulting from working capital increases and the replacement of $100 million of short term borrowings with an average cost of 6.3% in 1996 with seven year term 8% Senior Notes.

The consolidated tax provision increased to $9.0 million in 1997 from $6.9 million due to higher pre-tax earnings partially offset by a slight decrease in the effective tax rate from the third quarter of 1996 to 1997.

NINE-MONTHS ENDED OCTOBER 3, 1997: Net income for the first nine months of 1997 rose 21% to $32.8 million compared with $27.0 million for the first nine months of 1996.

The Company's revenues during the first nine months of 1997 increased 14% to $2,067.8 million from $1,810.7 million in 1996 due to the continued growth in demand for all major product sets in all geographies and, in the third quarter, strength in structured wiring and networking service billings in North America. Asia and Latin America sales grew by 45% year over year. During the current period European sales growth of 19% was negatively impacted due to exchange rate fluctuations which resulted in a five percentage point lower growth rate as compared to what it would have been had 1997 exchange rates remained constant with those in 1996. Revenues by major geographic market are presented in the following table:


                                      NINE-MONTHS ENDED
                                 ---------------------------
                                 OCTOBER 3,      SEPTEMBER 27,
                                   1997              1996
                                 --------          --------
                                       (IN MILLIONS)


North America                    $1,525.4           $1,374.8
Europe                              408.6              343.7
Asia and Latin America              133.8               92.2
                                 --------          ---------
                                 $2,067.8           $1,810.7
                                 ========           ========


Gross profits for the first nine months of 1997 increased at a slightly lower rate than the 14% rate of growth in sales principally due to softness in certain European and Asian countries resulting from the stronger dollar and competitive pressures. As a result gross profit margins were 24.7% in 1997 versus 25.0% in 1996.

Operating expenses increased only 11% to $425.8 million, in support of the 14% increase in revenues, as a result of headcount controls which limited headcount additions to 6% and reduced foreign operating investments in 1997. The operating expense ratio, before goodwill amortization, has decreased to 20.6% in the first nine months of 1997 from 21.2% in the same period of 1996.

Operating income increased to $80.3 million or 3.9% of sales in 1997 versus $64.2 million or 3.5% of sales in the first nine months of 1996. Operating income by major geographic markets is presented in the following table:


                                     NINE-MONTHS ENDED
                                ---------------------------
                               OCTOBER 3,       SEPTEMBER 27,
                                 1997              1996
                               --------          --------
                                      (IN MILLIONS)

North America                   $96.3              $79.0
Europe                             .4                1.4
Asia and Latin America          (16.4)             (16.2)
                               -------             ------
                                $80.3              $64.2
                               ======              ======


The decrease in European profitability is due to lower gross margins resulting from competitive pressures and a $4.0 million increase in corporate expense allocations for services provided to European operations.

Increased losses in emerging markets reflect the first quarter 1997 effect of increased staffing and new locations added in the later part of 1996 and a $2.7 million increase in corporate expense allocations. Operating losses, however, have decreased from 1996 in both the second and third quarters as a result of increased productivity from these locations.

Consolidated net interest expense for the first nine months of 1997 increased to $23.6 million from $18.8 million in 1996 due to the increase in debt resulting from working capital increases and the $100 million of 8% short term borrowings previously discussed.

The consolidated tax provision increased to $26.1 million in 1997 from $22.0 million due to higher pre-tax earnings for the first nine months of 1996 to 1997. The 1997 effective tax rate of 44%, which is based on pre-tax book income adjusted primarily for amortization of goodwill and losses of foreign operations which are not currently deductible, approximates the overall rate for 1996.

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

                          ANIXTER INTERNATIONAL INC.


Date: November 7, 1997             By:   /s/ Rod F. Dammeyer
     -----------------                -------------------------
                                            Rod F. Dammeyer
                                    President and Chief Executive Officer


Date: November 7, 1997              By:  /s/ Dennis J. Letham
     -----------------                -------------------------
                                            Dennis J. Letham
                                      Senior Vice President - Finance
                                        and Chief Financial Officer