Form 10-K
period 1998-01-02
ANIXTER INTERNATIONAL INC
filed 1998-03-30
CIK 52795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
    [X]
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

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

                                 4711 GOLF ROAD
                             SKOKIE, ILLINOIS 60076
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (847) 677-2600

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                ON WHICH REGISTERED
            -------------------                               ---------------------
         Common Stock, $1 par value                          New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___ No [X]

     The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $800,000,000 as of March 16, 1998.

     At March 16, 1998, 47,310,177 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 51 pages. Exhibit List begins on page 34.
================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.
  Item 1.   Business of the Company.....................................    3
  Item 2.   Properties..................................................    5
  Item 3.   Legal Proceedings...........................................    5
  Item 4.   Submission of Matters to a Vote of Security Holders.........    6
            Executive Officers of the Registrant........................    6
PART II.
  Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................    6
  Item 6.   Selected Financial Data.....................................    7
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    8
  Item 7A.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................   14
  Item 8.   Consolidated Financial Statements and Supplementary Data....   14
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   14
PART III.
  Item 10.  Directors and Executive Officers of the Registrant..........   33
  Item 11.  Executive Compensation......................................   33
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   33
  Item 13.  Certain Relationships and Related Transactions..............   33
PART IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   33

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

(A) GENERAL DEVELOPMENT OF BUSINESS

     Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter") and Accu-Tech Corporation and its subsidiaries (collectively "Accu-Tech"). As of January 2, 1998, the Company also owned approximately 19% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company. This percentage was reduced from 31% in February, 1997, by the issuance of additional stock by ANTEC in connection with a merger.

     In August, 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation, a networking and wiring systems specialist distributing products for data, voice, video and electrical applications.

     In 1996, the Company changed its fiscal year end from a calendar year ending December 31 to the Friday nearest December 31 and included 52 weeks in 1997, 53 weeks in 1996 and 52 weeks in 1995. This change did not have a significant effect on the results of operations for the year ended January 3, 1997.

     In 1995, the Company largely completed its strategy of selling its non-core businesses and investments including the sale of its 9% investment in the common stock of Santa Fe Energy Resources, Inc. ("Energy").

     In 1994, the Company sold its remaining interests in its rail car leasing business conducted by Itel Rail Corporation ("Rail"). In 1994, 1993 and 1992, the Company sold all of its other transportation services assets.

     In 1994, the Company sold its 9% investment in the common stock of Catellus Development Corporation ("Catellus").

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For certain financial information concerning the Registrant's business segments, see Note 14 ("Business Segments") of the Notes to the Consolidated Financial Statements of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Anixter is a leading distributor of wiring systems, networking and internetworking products for voice, data and video networks and electrical power applications in North America, Europe, Asia and Latin America. Anixter stocks and/or sells a full line of these products from a network of 89 locations in the United States, 22 in Canada, 14 in the United Kingdom, 36 in Continental Europe, 17 in Latin America, 4 in Australia, and 16 in Asia. Anixter sells approximately 63,000 products to 100,000 active customers and works with over 1,100 active suppliers. Its customers include international, national, regional and local organizations that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,800.

     The products distributed by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, as well as active data components for networking applications. Anixter sells products, along with integration and support services, that are incorporated in local area networks ("LANs"), and the internetworking of LANs to form wide area networks ("WANs") and enterprise networks. Anixter's products also include electrical wiring system products used for the transmission of electrical energy and control/monitoring of industrial processes.

     Prior to 1989, Anixter's operations were primarily limited to North America and the United Kingdom. Beginning in 1989, Anixter made a major commitment to expand its operations into the international voice, data and video communications markets. Since then, Anixter has opened businesses throughout Western and Central Europe and in significant markets in the Pacific Rim (other than Japan) and Latin America. While most of the European distribution businesses have achieved operating profits, the Pacific Rim and Latin American expansion programs continue to operate in a start-up mode.

     An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking, communications cabling and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 48% of the Anixter's purchases in 1997 were from its five largest suppliers.

     Anixter cost-effectively serves its customers' needs through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of the Company's inventory and are to a certain degree specialized by broad product category. Some smaller warehouses are also maintained to provide for the local pick up needs of customers in certain cities. Anixter has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations. The combination of its information systems, distribution network and delivery partnerships, allows Anixter to provide a high level of customer services while maintaining a reasonable level of investment in inventory and facilities.

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, future performance could be subject to economic downturns and possibly rapid changes in applicable technologies. To guard against inventory obsolescence, the Company has negotiated various return and price protection agreements with its key suppliers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

     Increasingly, Anixter's end user customer base for networking products is seeking complete solutions to their network infrastructure needs. As result, over the past few years Anixter has invested in the business of providing services for the design, deployment and support of network infrastructures ("Integration"). Integration functions as a single point-of-contact for multi-vendor network solutions by providing a wide array of services across the full life cycle of the network including assessment and planning, network design, sourcing, deployment and implementation and operational support and evolution. In addition to its rapidly growing service offerings, Anixter leverages its long-standing relationships with suppliers to provide a comprehensive product offering for its customers. The combination of Integration's design and implementation expertise, strong multi-vendor relationships, multi-national capabilities and ability to offer high quality, ongoing technical support provide Anixter with a compelling platform from which to compete. Participation in a customer's network design affords Anixter specific knowledge and understanding of the customers' networking requirements and infrastructure and significantly enhances the ability to capture future revenue from network upgrades and systems maintenance.

     During the last three years, Integration has been experiencing a shift in product mix from low-end products such as chassis and stackable hubs, adapter cards, voice and workstation accessories, to more high-end offerings such as switches, routers, diagnostic tools and services. These value-added products and services require a high level of technical expertise and resource commitment that is generally uneconomical for a user to develop and support on an in-house basis. In addition, new technology is introduced faster than can be assimilated by customers. As a result, a gap exists between the pace of today's technological growth and the rate at which customers can assimilate the new technology in order to gain a competitive advantage. Integration believes that its multi-vendor product offerings and strong engineering capabilities across the network life cycle uniquely position it to take advantage of these dynamics in the marketplace.

     The network services industry is comprised of a large number of participants including systems integrators, value-added resellers, local and regional network service firms, telecommunication providers, network equipment vendors, computer systems vendors and enterprise systems providers. Anixter's ability to offer a broad portfolio of multi-vendor products and a higher level of value added services than its competitors gives it a significant competitive advantage.

  Investment in ANTEC

     ANTEC is a communications technology company, specializing in the design and engineering of hybrid fiber/coax (HFC) broadband networks and the manufacturing, materials management and distribution of products for these networks.

     As of January 2, 1998, and January 3, 1997, the Company's interest in ANTEC was approximately 19% and 31%, respectively. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997. As of January 2, 1998, the market value of the Company's 7,113,500 shares of ANTEC was $112.0 million. The Company carries its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, are recorded in stockholders' equity until realized.

  Assets Held for Sale

     Assets held for sale consist of Signal Capital and various other discontinued businesses. Remaining assets held for sale relating to Signal Capital, as of January 2, 1998, and January 3, 1997, were $3.2 million and $21.4 million, respectively. No income or loss has been recognized for discontinued operations in 1997, 1996 or 1995.

  Miscellaneous

     The Company and its subsidiaries employed approximately 6,300 people and 5,600 people at January 2, 1998 and January 3, 1997, respectively. Backlog orders are not significant as a large amount of orders are shipped within 24 to 48 hours of receipt.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information concerning foreign and domestic operations and export sales, see Note 9 ("Income Taxes") and Note 14 ("Business Segments") of this report.

ITEM 2. PROPERTIES.

     The Company has approximately 200 locations substantially all of which are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1997, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 17, 1998, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his/her successor by the Board of Directors.

Rod F. Dammeyer, 57          Vice Chairman of the Company since February 1998;
                             Chief Executive Officer and President of the
                             Company from January 1993 to February 1998.

John A. Dul, 37              Assistant Secretary of the Company since May 1995;
                             General Counsel and Secretary of Anixter since
                             January 1996; Associate General Counsel and
                             Secretary from July 1994 to January 1996; Associate
                             General Counsel and Assistant Secretary from May
                             1993 to July 1994; Associate General Counsel from
                             January 1990 to May 1993.

James M. Froisland, 47       Vice President -- Controller of the Company since
                             February 1996; Vice President -- Corporate
                             Controller of Budget Rent a Car Corporation from
                             March 1992 to February 1996.

Robert W. Grubbs Jr., 41     President and Chief Executive Officer of the
                             Company since February 1998; President and Chief
                             Executive Officer of Anixter since July 1994;
                             President Anixter U.S.A. from August 1993 to July
                             1994; Executive Vice President, Sales and Marketing of Anixter from August 1992 to August 1993.

James E. Knox, 60            Senior Vice President, General Counsel and
                             Secretary of the Company since 1986.

Dennis J. Letham, 46         Chief Financial Officer, Senior Vice
                             President -- Finance of the Company since January
                             1995; Chief Financial Officer, Executive Vice
                             President of Anixter since July 1993; Chief
                             Financial Officer, Vice President of National
                             Intergroup, Inc. from March 1991 to July 1993;
                             Chief Financial Officer, Senior Vice President of
                             FoxMeyer, Inc. from September 1990 to July 1993.

Lisa Kearns Lanz, 45         Vice President -- Treasurer of the Company since
                             August 1997; Vice President -- Treasurer of Premark
                             International Inc. from May 1994 to June 1996; Vice
                             President Planning and Analysis of Premark
                             International, Inc. from February 1991 to May 1994.

Philip F. Meno, 39           Vice President -- Taxes of the Company since May
                             1993; Director of Taxes from January 1990 to May
                             1993.

Samuel Zell, 56              Chairman of the Board of Directors of the Company
                             since January 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Anixter International Inc.'s common stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 16 ("Quarterly Summary (unaudited)") of this report. As of March 16, 1998, the Registrant had 5,586 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                 FISCAL YEAR
                                             ----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations(a):
  Revenues -- Anixter......................  $2,805.2   $2,475.3   $2,194.8   $1,732.6   $1,328.6
            -- ANTEC.......................        --         --         --         --      427.6
                                             --------   --------   --------   --------   --------
  Consolidated revenues....................  $2,805.2   $2,475.3   $2,194.8   $1,732.6   $1,756.2
                                             ========   ========   ========   ========   ========
  Operating income -- Anixter..............  $  111.1   $   88.4   $   99.6   $   69.8   $   45.8
                     -- ANTEC..............        --         --         --         --       22.4
                                             --------   --------   --------   --------   --------
  Consolidated operating income............  $  111.1   $   88.4   $   99.6   $   69.8   $   68.2
                                             ========   ========   ========   ========   ========
  Interest expense and other, net..........  $  (33.7)  $  (27.7)  $  (21.6)  $  (27.1)  $  (58.9)
  Equity in income (loss) of ANTEC.........       2.2        4.1        (.6)       7.9         --
  Non-recurring items, net(b)..............        --         --         --       59.0       71.8
  Marketable equity securities losses,
     principally write-downs(c)............        --         --       (3.0)     (39.6)     (25.0)
  Income (loss) from continuing
     operations............................      45.3       36.1       39.1       46.2       28.8
  Income (loss) from discontinued
     operations............................        --         --         --      200.7      (14.0)
  Extraordinary items, net(d)..............        --         --         --         --      (16.0)
  Net income (loss)........................      45.3       36.1       39.1      246.9       (1.2)
  Basic income (loss) per common share(g):
     Continuing operations.................  $    .95   $    .73   $    .71   $    .72   $    .43
     Before extraordinary items............       .95        .73        .71       3.85        .20
     Extraordinary item....................        --         --         --         --       (.27)
     Basic net income per common share.....       .95        .73        .71       3.85       (.07)
  Diluted income (loss) per common
     share(g):
     Continuing operations.................  $    .95   $    .72   $    .70   $    .72   $    .42
     Before extraordinary items............       .95        .72        .70       3.84        .19
     Extraordinary item....................        --         --         --         --       (.26)
     Diluted net income per common share...       .95        .72        .70       3.84       (.07)
Financial position at year end(a):
  Total assets.............................  $1,440.7   $1,261.0   $1,184.7   $1,110.9   $1,380.6
  Total debt...............................  $  468.8   $  468.4   $  333.7   $  280.5   $  494.8
  Stockholders' equity(e)(f)...............  $  477.0   $  435.5   $  449.0   $  543.9   $  405.3
  Diluted book value per common share(g)...  $   9.98   $   8.72   $   8.05   $   8.49   $   6.10
  Diluted common shares (in
     thousands)(g).........................    47,775     49,949     55,784     64,089     60,657

---------------

Notes:

(a) 1993 financial information reflects ANTEC as a consolidated subsidiary of the Company. See Note 1 of the Notes to the Consolidated Financial Statements.

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

(c) In 1994 and 1993, the Company wrote down the value of its investments in marketable equity securities by $34.4 million and $25.0 million, respectively. The remaining $5.2 million pre-tax charge in 1994 relates to the loss on sale of the Company's investment in Catellus. The remaining marketable securities were sold in 1995 resulting in a pre-tax loss of $3 million.

(d) Extraordinary items in 1993 represent the after tax loss on early extinguishment of senior and subordinated debt at the Company and its subsidiaries.

(e) Stockholders' equity reflects treasury stock purchases and common stock repurchase commitments of $14.2 million, $52.1 million, $152.6 million, $138.9 million and $.3 million in 1997, 1996, 1995, 1994 and 1993, respectively. No dividends on common stock were declared or paid during any of the periods shown.

(f) Stockholders' equity includes unrealized after tax gains (losses) on marketable equity securities of $19.8 million, $(7.2) million and $(23.7) million at January 2, 1998, and December 31, 1994, and 1993, respectively.

(g) All share and per share data has been adjusted to reflect the dividend paid in the form of a two-for-one stock split on October 25, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in the discussion which follows. Other factors could also cause actual results to differ materially from expected results included in these statements.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Asset Sales and Other Dispositions

     Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt and repurchasing common stock. In the intervening years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to eliminate all debt at the Parent company, temporarily reduce borrowings at the subsidiary level and to repurchase approximately $809 million of outstanding common stock. The financial liquidity and capital resources in 1997 and 1996 reflect the impact of the Company's recapitalization program.

     ANTEC Investment: As of January 2, 1998, and January 3, 1997, the Company's interest in ANTEC was approximately 19% and 31%, respectively. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997. As of January 2, 1998, the market value of the Company's 7,113,500 shares of ANTEC was $112.0 million compared with a carrying value of $77.8 million. The Company carries its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, are recorded in stockholders' equity until realized.

     Liquidation of Assets held for Sale: Signal Capital has been classified as assets held for sale since its acquisition in 1988. Subsequent to the purchase, the Company sold or liquidated $1.4 billion of the portfolio. The remaining portfolio was $3.2 million and $21.4 million at January 2, 1998, and January 3, 1997, respectively. Proceeds were used to repay indebtedness. The Company continues to liquidate the acquired Signal Capital portfolio in an orderly manner that maximizes its value to the Company's shareholders and no material amounts of new loans or investments are being made by Signal.

     In the first quarter 1998, the Company sold a portion of the remaining other assets held for sale related to discontinued operations for approximately $36 million.

     In 1995 the Company sold its investment in Energy for approximately $72.6 million. Proceeds were used to reduce debt and repurchase the Company's common stock.

  Cash Flow

     Year ended January 2, 1998: Consolidated net cash provided by continuing operating activities was $43.5 million in 1997 compared to $39.8 million used in 1996. Cash provided by continuing operating activities increased primarily as the result of the timing of inventory payments and an increase in net income. Consolidated net cash used by investing activities was $56.4 million in 1997 versus $32.9 million in 1996. In 1997, the Company purchased Accu-Tech for $27.6 million in cash and assumed $15.2 million of additional debt. Capital expenditures were $27.8 million and $32.9 million in 1997 and 1996, respectively. Capital expenditures are expected to be approximately $25 to $30 million in 1998. Consolidated net cash used by financing activities was $18.0 million for 1997 in comparison to $80.8 million provided in 1996. The net change in borrowings in 1997 was a paydown of $5.4 million, versus an increase in long term debt of $161.1 million in 1996. Treasury stock purchases declined to $14.2 million in 1997 from $75.5 million in 1996.

     Year ended January 3, 1997: Consolidated net cash used by continuing operating activities was $39.8 million for the year ended January 3, 1997, compared to $38.3 million in 1995. Cash used by continuing operating activities increased primarily as a result of increased working capital investment resulting from increased sales volume and a decrease in income from continuing operations. Consolidated net cash used by investing activities was $32.9 million in 1996 versus $37.5 million provided in 1995. Consolidated investing activities in 1995 included approximately $72.6 million of proceeds from the sale of the Company's investment in Energy. Capital expenditures were $32.9 million and $31.3 million for 1996 and 1995, respectively. Consolidated cash provided by net financing activities was $80.8 million for 1996 in comparison to $74.1 million used in 1995. The consolidated net financing activities in 1996 and 1995 include $75.5 million and $129.2 million, respectively of treasury stock purchases and net increases in borrowings of $161.1 million in 1996 versus $50.1 million in 1995. Discontinued operations used $.4 million in 1996, while providing $71.2 million in 1995.

     Interest Expense: Consolidated net interest expense and other was $33.7 million, $27.7 million and $24.6 million for 1997, 1996 and 1995, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 75% of debt obligations at January 2, 1998, is fixed or capped. The impact of interest rate swaps and caps for 1997, 1996 and 1995, was to increase interest expense by approximately $.8 million, $.9 million and $.9 million, respectively.

  Financings

     In November, 1995, the Company terminated its $115 million senior bank term loan facility. Effective with this termination, all existing financing facilities are maintained by the operating subsidiaries of the Company. The Company guarantees substantially all of the debt of its subsidiaries.

     In September, 1996, the Company increased Anixter's secured domestic revolving line of credit to $550 million, obtained a release of collateral making the facility unsecured, lowered the interest rate spreads, and extended the expiration to 2001.

     In September, 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

     At January 2, 1998, $225 million was available under the bank revolving lines of credit at Anixter and AccuTech, of which $23 million was available to the Company for general corporate purposes.

  NOL Carryforwards

     As of January 2, 1998, the Company had no NOL or ITC carryforwards for federal income tax purposes due to the sale in 1994 of the Company's rail car leasing business which exhausted virtually all carryforwards in 1994. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's federal income tax liability is subject to various limitations under the Internal Revenue Code. Certain of the carryforwards used in 1994 are currently being examined by the IRS and, therefore, may still be subject to adjustment.

     As a result of the 1995 sale of the Energy shares, the Company generated a capital loss of approximately $80 million, most of which was carried back and offset against the 1994 gain on the Rail sale. This carryback generated cash refunds of $12.2 million in 1996 and also caused $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $2.4 million of the ITC's claimed in 1994 expired as a result of the carryback of the Energy loss.

     At January 2, 1998, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $97.0 million which are subject to various tax provisions of each respective country. Approximately $36.8 million of this amount expires between 1998 and 2007 and $60.2 million of the amount has an indefinite life.

  Liquidity Considerations and Other

     Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

RESULTS OF OPERATIONS

     The Company has experienced increased revenues due to the continued growth of the North American communications, electrical wire and cable and to the development of its integration businesses, along with its continuing worldwide expansion. Anixter competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, Anixter's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

     The Company had a 19% and 31% investment in ANTEC at fiscal year end 1997 and 1996, respectively. The Company carries its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, are recorded in stockholders' equity until realized. Consolidated results for 1996 and 1995 include ANTEC as an equity investment in the results of operations.

     Year ended January 2, 1998: Net income was $45.3 million in 1997 compared with $36.1 million in 1996. The results for 1997 were favorably impacted by a 13% growth in revenues and a reduction in operating expenses as a percentage of revenues as further described below.

     Revenues grew by 13% to $2.8 billion. The North American communications business experienced a 12% growth to $1.7 billion from $1.5 billion in 1996. Improvement was a result of continued growth in demand for all major product sets. In Europe, sales of $556.7 million represented growth of 16% as compared to 11% in 1996. Excluding the effect of changes in exchange rates, revenue growth in Europe was 24%. The improved revenue growth is a result of higher demand for all product sets, continued expansion and increased market penetration. Revenue growth in 1996 was negatively impacted by efforts to build network integration capabilities, reorganization of the salesforce and loss of business due to competition in the network integration business.

     North American electrical wire and cable distribution revenues of $371.4 million represented a 7% increase from $348.2 million in 1996. Improvement was a result of higher overall demand for electrical and electronic cables partially offset by a reduction in prices due to lower copper prices. Asia Pacific and Latin America revenues increased by a combined 37% to $189.3 million due to increased market penetration and expansion within these areas. Excluding the effect of changes in exchange rates, revenue growth for Asia Pacific and Latin America was 43%.

     Revenues by major market are presented in the following table:

                                                                    YEARS ENDED
                                                              ------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
North America...............................................   $2,059.2      $1,859.4
Europe......................................................      556.7         478.2
Asia and Latin America......................................      189.3         137.7
                                                               --------      --------
                                                               $2,805.2      $2,475.3
                                                               ========      ========

     In 1997, operating income increased to $111.1 million from $88.4 million in 1996. Gross margins declined to 24.8% in 1997 from 25.2% in 1996. The decline was primarily a result of unfavorable inventory adjustments in Europe and pricing pressures in several foreign markets due to the unfavorable effects of the stronger U.S. dollar. Operating expenses as a percent of sales improved to 20.6% in 1997 from 21.3% in 1996 in large part due to better utilization of the staff and other resources that were put into place in 1996 to support the evolution of Integration. In addition, the Company realized $7.1 million of income primarily related to a gain on the sale of an investment in a start-up telecommunications company and management fees relating to the collection of certain receivables. In North America, operating margins improved due to a combination of higher sales and improved utilization of the Integration infrastructure investments of 1996. Europe reported an operating loss of $.8 million in 1997 versus a profit of $2.8 million in 1996 due to continued start up losses in the Integration business, $4.2 million increase in corporate allocations and $2.6 million in inventory-related charges. In Asia Pacific and Latin America, despite an increase in revenue, operating losses increased by $.7 million from 1996. In Latin America, higher volume driven gross profits were offset by an increase in corporate allocations of $1.4 million and by an overall increase in headcount of 44%. For Asia Pacific, improvements in Australia were offset by start-up costs for new locations in China and Korea and $2.5 million increase in corporate expense allocations.

     Operating income (loss) by major market is presented in the following table:

                                                                    YEARS ENDED
                                                              ------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
North America...............................................    $132.7        $105.7
Europe......................................................       (.8)          2.8
Asia and Latin America......................................     (20.8)        (20.1)
                                                                ------        ------
                                                                $111.1        $ 88.4
                                                                ======        ======

     Consolidated net interest expense and other rose to $33.7 million in 1997 from $27.7 million in 1996. The increase was a result of higher working capital levels and the replacement of $100 million of short term borrowings with an average cost of 6.3% in 1996 with seven year term 8% Senior Notes.

     The 1997 effective income tax rate was 43.0% as compared with 44.3% in 1996. The effective tax rate exceeds the combined federal and state rate of approximately 40% primarily as a result of non-tax deductible goodwill amortization and start-up losses in some foreign countries where there is no current year benefit.

     Year ended January 3, 1997: Net income was $36.1 million in 1996 compared with $39.1 million in 1995. The results for 1996 were negatively impacted as a result of increased operating expenses as further described below.

     Revenues grew by 13% to $2.5 billion. The North American communications business experienced 11% growth to $1.9 billion as compared to 23% growth in 1995. The slower growth was attributed to the combination of disruptions caused by a salesforce reorganization, substantial changes in industry wide availability from manufacturers of certain teflon coated communication cables and an industry wide slowing of shared media hub market growth. In Europe, sales of $478.2 million represented growth of 11% as compared to 35% in 1995. The slower growth rates were principally attributable to efforts to build network integration capabilities that compete with a number of our customers, the separation of the salesforce in connection with these efforts and the loss of business due to competition with some of our customers in the network integration area.

     North American electrical wire and cable distribution revenues of $346.6 million represented a 10% increase as compared to 28% growth in 1995. Despite a 17% volume increase, lower copper prices in much of 1996 were the principal factor in the lower year over year sales growth. Asia Pacific and Latin America revenues increased by a combined 43% to $137.7 million due to increased market penetration and expansion within these areas.

     Revenues by major markets are presented in the following table:

                                                                     YEARS ENDED
                                                              --------------------------
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
                                                               ========       ========

     In 1996, operating income declined to $88.4 million from $99.6 million in 1995. Gross margins remained constant at 25.2% in each year. The drop in operating earnings is attributable to operating expenses increases outpacing revenue growth. In North America, $11.0 million was spent in excess of related revenues to build our technical services capabilities in the form of our Customer Service Center, staging facilities and network engineering staffs and technical training. In Latin America, the initial startup of businesses in Argentina, Brazil and Colombia resulted in operating losses of $5.9 million. In Asia Pacific, the further staffing of businesses initiated in 1994 and 1995 and the enhancement of the regional headquarters staff resulted in over 150 new hires in 1996 which generated further start-up losses of $14.6 million in 1996 compared to losses of $5.4 million in 1995. Lastly, approximately $19.8 million was spent in the initiation of a network integration business in Europe in 1996. These costs, along with the disruption caused by the salesforce reorganization and the loss of business which resulted from competition with some of our customers, reduced operating income from 1995.

     Operating income (loss) by major markets is presented in the following table:

                                                                     YEARS ENDED
                                                              --------------------------
                                                              JANUARY 3,    DECEMBER 31,
                                                                 1997           1995
                                                              ----------    ------------
                                                                    (IN MILLIONS)
North America...............................................    $105.7         $89.7
Europe......................................................       2.8          17.6
Asia and Latin America......................................     (20.1)         (7.7)
                                                                ------         -----
                                                                $ 88.4         $99.6
                                                                ======         =====

     Consolidated net interest expense and other rose to $27.7 million in 1996 from $24.6 million in 1995 as a result of higher working capital levels. Overall costs of borrowings increased in September 1996 as $100 million of short term borrowings, which had an average cost of 6.3% in 1996 was replaced with seven year term debt at a cost of 8%. In addition, 1995 includes a $3 million loss on sale of marketable securities.

     The 1996 effective income tax rate was approximately 44% as compared with approximately 47% in 1995. The effective tax rate exceeds the combined federal and state rate of approximately 40% primarily as a result of non-tax deductible goodwill amortization and start-up losses in some foreign countries where there is no current year benefit for the losses. Both of these effects are reduced by the reassessment and adjustment of prior year tax accounts.

     Impact of Inflation: Inflation is currently not an important determinant of Anixter's results of operations due, in part, to rapid inventory turnover.

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and developed a modification plan to modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also assessing hardware and systems software for Year 2000 compliance. The total Year 2000 project cost is estimated at approximately $4.5 million, of which an estimated $.8 million will be capitalized. To date, the Company has incurred and expensed approximately $.5 million, primarily for assessment of the Year 2000 issue, the development of a modification plan and the pilot project for code modifications.

     The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The project is estimated to be completed by June, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the success of third parties modifying their own systems and similar uncertainties.

     The Company believes it should have no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company's belief is based on the Company's practice of giving to its customers only those warranties which the Company receives from its suppliers. To the extent such warranties are breached, liability resulting therefrom will be the ultimate responsibility of the Company's suppliers. However, there can be no guarantee that such suppliers will be able to defend and indemnify the Company. Specific factors that might cause the Company to incur liability include, but are not limited to, insolvency of its suppliers, the existence of contractual limitations on the suppliers' liability, and uncertainties regarding judicial interpretation of the law regarding implied warranties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   15
Consolidated Statement of Operation.........................   16
Consolidated Balance Sheet..................................   17
Consolidated Statement of Cash Flow.........................   18
Consolidated Statement of Stockholders' Equity..............   19
Notes to the Consolidated Financial Statements..............   20
Summary Quarterly Financial Information (Unaudited).........   32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 2, 1998, and January 3, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 2, 1998, and January 3, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 9, 1998

                           ANIXTER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATION
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED
                                                          ----------------------------------------
                                                          JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                             1998          1997           1995
                                                          ----------    ----------    ------------
Revenues................................................  $ 2,805.2     $ 2,475.3      $ 2,194.8
Cost of operations:
  Cost of sales.........................................   (2,109.7)     (1,852.6)      (1,641.1)
  Operating expenses....................................     (578.1)       (528.2)        (448.1)
  Amortization of goodwill..............................       (6.3)         (6.1)          (6.0)
                                                          ---------     ---------      ---------
          Total costs and expenses......................   (2,694.1)     (2,386.9)      (2,095.2)
                                                          ---------     ---------      ---------
Operating income........................................      111.1          88.4           99.6
Other (expenses) income:
  Interest expense......................................      (33.5)        (29.9)         (24.8)
  Interest income and other.............................        (.2)          2.2             .2
  Equity in income (loss) of ANTEC......................        2.2           4.1           (0.6)
                                                          ---------     ---------      ---------
Income before income taxes..............................       79.6          64.8           74.4
Income tax expense......................................      (34.3)        (28.7)         (35.3)
                                                          ---------     ---------      ---------
Net income..............................................  $    45.3     $    36.1      $    39.1
                                                          =========     =========      =========
Basic income per common share...........................  $     .95     $     .73      $     .71
Diluted income per common share.........................  $     .95     $     .72      $     .70

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
Current assets:
  Cash......................................................   $   10.6      $   18.2
  Accounts receivable (less allowances of $11.3 in 1997 and
     $9.0 in 1996)..........................................      551.1         441.1
  Inventories...............................................      440.7         397.3
  Other current assets......................................       11.6          11.9
                                                               --------      --------
          Total current assets..............................    1,014.0         868.5
Property and equipment, at cost.............................      152.1         128.4
Accumulated depreciation....................................      (87.8)        (66.8)
                                                               --------      --------
          Net property & equipment..........................       64.3          61.6
Goodwill (less accumulated amortization of $63.9 in 1997 and
  $57.6 in 1996)............................................      203.1         183.1
Assets held for sale, net...................................       20.6          44.0
Investment in ANTEC.........................................      112.0          77.8
Other assets................................................       26.7          26.0
                                                               --------      --------
                                                               $1,440.7      $1,261.0
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  324.3      $  209.2
  Accrued expenses..........................................      110.3          97.1
  Income taxes payable......................................       13.5           7.2
                                                               --------      --------
          Total current liabilities.........................      448.1         313.5
Deferred income taxes.......................................       33.4          29.8
Other liabilities...........................................        6.5           7.6
Long-term debt..............................................      468.8         468.4
                                                               --------      --------
          Total liabilities.................................      956.8         819.3
Minority interest...........................................        6.9           6.2
Stockholders' equity:
  Common stock -- $1.00 par value, 100,000,000 shares
     authorized, 47,297,052 and 48,006,614 shares issued and
     outstanding............................................       47.3          48.0
  Capital surplus...........................................       47.1          57.1
  Cumulative translation adjustments........................      (27.1)        (14.1)
  Unrealized gain on marketable equity securities, net......       19.8            --
  Retained earnings.........................................      389.9         344.5
                                                               --------      --------
          Total stockholders' equity........................      477.0         435.5
                                                               --------      --------
                                                               $1,440.7      $1,261.0
                                                               ========      ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                                 (IN MILLIONS)

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                       1998          1997           1995
                                                    ----------    ----------    ------------
Operating activities:
  Net Income......................................   $   45.3      $   36.1       $  39.1
  Adjustments to reconcile income from continuing
     operations to net cash provided (used) by
     continuing operating activities:
     Depreciation and amortization................       31.9          26.9          21.7
     Deferred income taxes........................       (8.6)         (4.8)         17.0
     Changes in assets and liabilities:
       Accounts receivable........................     (114.1)        (39.5)        (75.7)
       Inventory..................................      (43.8)        (33.2)        (88.3)
       Accounts payable and accruals..............      137.0         (19.1)         61.6
       Other, net.................................       (4.2)         (6.2)        (13.7)
                                                     --------      --------       -------
          Net cash provided (used) by continuing
            operating activities..................       43.5         (39.8)        (38.3)
                                                     --------      --------       -------
Investing activities:
  Capital Expenditures............................      (27.8)        (32.9)        (31.3)
  Acquisition of businesses.......................      (28.6)           --            --
  Sales of securities.............................         --            --          72.6
  Other, net......................................         --            --          (3.8)
                                                     --------      --------       -------
          Net cash (used) provided by continuing
            investing activities..................      (56.4)        (32.9)         37.5
                                                     --------      --------       -------
Financing activities:
  Proceeds from long-term borrowings..............    1,304.1       1,191.1         836.4
  Repayment of long-term borrowings...............   (1,309.5)     (1,030.0)       (786.3)
  Proceeds from issuance of common stock..........        3.5           4.8          10.1
  Purchase of treasury stock......................      (14.2)        (75.5)       (129.2)
  Other, net......................................       (1.9)         (9.6)         (5.1)
                                                     --------      --------       -------
          Net cash (used) provided by continuing
            financing activities..................      (18.0)         80.8         (74.1)
                                                     --------      --------       -------
Cash provided (used) by discontinued operations...       23.3           (.4)         71.2
                                                     --------      --------       -------
Cash (used) provided..............................       (7.6)          7.7          (3.7)
Cash at beginning of year.........................       18.2          10.5          14.2
                                                     --------      --------       -------
Cash at end of year...............................   $   10.6      $   18.2       $  10.5
                                                     ========      ========       =======

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                  UNREALIZED
                                                                    CUMULATIVE     (LOSSES)
                                      COMMON   CAPITAL   RETAINED   TRANSLATION    GAINS ON
                                      STOCK    SURPLUS   EARNINGS   ADJUSTMENTS   SECURITIES    TOTAL
                                      ------   -------   --------   -----------   ----------   -------
BALANCE AT DECEMBER 31, 1994........  $29.4    $ 262.5    $269.3      $(10.1)       $(7.2)     $ 543.9
  Net income........................     --         --      39.1          --           --         39.1
  Issuance of common stock..........    0.5       12.6        --          --           --         13.1
  Foreign currency translation
     adjustments....................     --         --        --        (1.7)          --         (1.7)
  Purchase and retirement of
     treasury stock.................   (4.2)    (125.0)       --          --           --       (129.2)
  Common stock repurchase
     commitment.....................     --      (23.4)       --          --           --        (23.4)
  Two-for-one stock split...........   26.8      (26.8)       --          --           --           --
  Net change in unrealized losses on
     marketable equity securities...     --         --        --          --          7.2          7.2
                                      -----    -------    ------      ------        -----      -------
BALANCE AT DECEMBER 31, 1995........   52.5       99.9     308.4       (11.8)          --        449.0
  Net income........................     --         --      36.1          --           --         36.1
  Issuance of common stock..........    0.2        4.6        --          --           --          4.8
  Foreign currency translation
     adjustments....................     --         --        --        (2.3)          --         (2.3)
  Purchase and retirement of
     treasury stock.................   (4.7)     (47.4)       --          --           --        (52.1)
                                      -----    -------    ------      ------        -----      -------
BALANCE AT JANUARY 3, 1997..........   48.0       57.1     344.5       (14.1)          --        435.5
  Net income........................     --         --      45.3          --           --         45.3
  Issuance of common stock..........     .3        3.2        --          --           --          3.5
  Foreign currency translation
     adjustments....................     --         --        --       (13.0)          --        (13.0)
  Purchase and retirement of
     treasury stock.................   (1.0)     (13.2)       --          --           --        (14.2)
  Net change in unrealized gains on
     marketable equity securities...     --         --        --          --         19.8         19.8
                                      -----    -------    ------      ------        -----      -------
BALANCE AT JANUARY 2, 1998..........  $47.3    $  47.1    $389.9      $(27.1)       $19.8      $ 477.0
                                      =====    =======    ======      ======        =====      =======

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter") and Accu-Tech Corporation and its subsidiaries (collectively, "Accu-Tech"). As of January 2, 1998, the Company also owned approximately 19% of ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company.

     Basis of Presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 52 weeks in 1997, 53 weeks in 1996 and 52 weeks in 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain amounts for prior years have been reclassified to conform to the 1997 presentation.

     Inventories: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Property and Equipment: Properties, primarily equipment, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the term of the related lease. Upon the sale or retirement of property and equipment a gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense.

     Goodwill: Goodwill relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The Company continually reviews goodwill to assess recoverability from estimated undiscounted future cash flows at the aggregate business unit level. Goodwill is amortized on a straight-line basis over 40 years.

     Marketable equity securities available-for-sale: Realized losses on dispositions of securities were determined using the average cost method. Realized pre-tax losses, before related interest carrying costs, were $3.0 million in 1995.

     Investment in ANTEC: On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after tax gain. The Company carries its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, are recorded in stockholders' equity until realized. As of January 2, 1998, the market value of the Company's investment in ANTEC was $112.0 million.

     Interest rate agreements: In addition to the fixed rate 8% debentures, the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the LIBOR component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 75% and 85%, of debt obligations at January 2, 1998, and January 3, 1997, respectively, is fixed or capped. At January 2, 1998, and January 3, 1997, the Company had interest rate cap agreements outstanding with notional amounts aggregating $50 million and $100 million, respectively. These interest rate cap agreements effectively entitle the Company to receive from the banks the amount by which the LIBOR component of the

                           ANIXTER INTERNATIONAL INC.

interest payments on $50 million of its floating rate debt exceeds 7.5% at January 2, 1998, and January 3, 1997. At January 3, 1997, the Company had an additional cap on $50 million floating rate debt for interest payments exceeding 6.0%. The $2.3 million of premiums paid in 1995 for these interest rate cap agreements are included in other current assets and are being amortized to interest expense over the life of the respective interest rate cap agreements which expire in 1998. Payments received as a result of the interest rate cap agreements are recognized as a reduction of interest expense. At January 2, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligates the Company to pay a fixed rate of 6.0% through June 1998. The Company has three additional interest rate swap agreements with a notional amount aggregating $100 million that obligate the Company to pay a fixed rate of approximately 6.11% through July 2000. At January 2, 1998, the Company also has one interest rate collar agreement with a notional amount of $50 million. This interest rate agreement entitles the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.50% and for the Company to pay the bank the difference between 6.30% and the floating rate when interest rates fall below 5.30%. This interest rate collar matures in January 2002. The fair value of all of the Company's interest rate agreements at January 2, 1998, and January 3, 1997, is $(.8) million and $1.1 million, respectively. The fair value of interest rate agreements is the estimated amount that the Company would pay or receive to enter into the interest rate agreements at the reporting date, taking into account current interest rates. The impact of interest rate agreements for the years ended January 2, 1998, January 3, 1997, and December 31, 1995, was to increase interest expense by approximately $.8 million, $.9 million and $.9 million, respectively. The Company does not enter into interest rate transactions for speculative purposes.

     Foreign currency forward contracts: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1997, 1996 and 1995. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At January 2, 1998, and January 3, 1997, the Company had approximately $26.8 million and $45.7 million, respectively, in foreign currency forward contracts outstanding.

     Revenue recognition: Sales and related cost of sales are recognized primarily upon shipment of products. Service revenues are recognized ratably over the term of the agreements.

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

     New Accounting Pronouncement: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This Statement establishes new standards for the way public business enterprises report information about operating segments in the annual financial statements and interim financial reports issued to shareholders. Generally, SFAS No. 131 requires financial information to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the impact that SFAS No. 131 may have on its financial statements.

                           ANIXTER INTERNATIONAL INC.

NOTE 2. INCOME PER SHARE

     All share and per share data other than amounts displayed on the balance sheets and consolidated statements of stockholders' equity have been adjusted to reflect the two-for-one stock split in the form of a stock dividend paid October 25, 1995. The following table sets forth the computation of basic and diluted income per share:

                                                           1997      1996      1995
                                                          -------   -------   -------
Numerator (in millions):
  Net Income............................................  $  45.3   $  36.1   $  39.1
Denominator (in thousands):
  Basic common shares outstanding.......................   47,533    49,717    55,411
Effect of dilutive securities:
  Stock options and warrants............................      242       232       373
Diluted common shares outstanding.......................   47,775    49,949    55,784
Basic income per common share...........................  $   .95   $   .73   $   .71
Diluted income per common share.........................  $   .95   $   .72   $   .70

NOTE 3. DISCONTINUED AND ASSETS HELD FOR SALE

     Assets held for sale consist of Signal Capital and various other discontinued businesses. Remaining assets held for sale relating to Signal Capital, as of January 2, 1998 and January 3, 1997, were $3.2 million and $21.4 million, respectively. No income or loss has been recognized for discontinued operations in 1997, 1996 or 1995.

NOTE 4. ACQUISITION OF ACCU-TECH CORPORATION

     In August, 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation for $27.6 million in cash and assumed $15.2 million of debt. Accu-Tech Corporation is a networking and wiring specialist distributing products for data, voice, video and electrical applications.

                           ANIXTER INTERNATIONAL INC.

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

     The Company has an approximately 99% ownership interest in Anixter Inc. at January 2, 1998, and January 3, 1997, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
Assets:
  Current assets............................................   $  980.4      $  857.7
  Property, net.............................................       61.0          61.6
  Goodwill..................................................      181.1         183.1
  Other assets..............................................       36.6          34.1
                                                               --------      --------
                                                               $1,259.1      $1,136.5
                                                               ========      ========
Liabilities and Stockholders' Equity:
  Current liabilities.......................................   $  423.7      $  304.0
  Other liabilities.........................................       10.7          11.4
  Long-term debt............................................      450.4         468.4
  Subordinated notes payable to parent......................       19.0          29.0
  Stockholders' equity......................................      355.3         323.7
                                                               --------      --------
                                                               $1,259.1      $1,136.5
                                                               ========      ========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION

                                                                    YEARS ENDED
                                                              ------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
Revenues....................................................   $2,777.8      $2,475.3
Operating income............................................   $  104.0      $   87.1
Income before income tax expense............................   $   68.8      $   56.9
Net income..................................................   $   33.8      $   23.4

                           ANIXTER INTERNATIONAL INC.

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANTEC

     On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced from 31% to approximately 19% which resulted in the cessation of equity method accounting for this investment. The following summarizes the 1996 financial information for ANTEC which has been restated to reflect the accounting for the pooling of interests:

                               ANTEC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 29,
                                                                  1996
                                                              -------------
                                                              (IN MILLIONS)
Assets:
  Current assets............................................     $282.5
  Property, net.............................................       35.9
  Goodwill..................................................      167.1
  Other assets..............................................       24.7
                                                                 ------
                                                                 $510.2
                                                                 ======
Liabilities and Stockholders' Equity:
  Current liabilities.......................................     $ 97.2
  Long-term debt............................................      102.6
  Stockholders' equity......................................      310.4
                                                                 ------
                                                                 $510.2
                                                                 ======

                               ANTEC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION

                                                               YEAR ENDED
                                                              -------------
                                                              DECEMBER 29,
                                                                  1996
                                                              -------------
                                                              (IN MILLIONS)
Net Sales...................................................     $690.9
Operating income............................................     $ 46.1
Income before income tax expense............................     $ 42.4
Net income..................................................     $ 26.4

NOTE 7. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
Interest....................................................    $  6.4        $ 4.9
Wages, salaries and related.................................      64.9         50.9
Taxes other than income.....................................      12.3         10.4
Other.......................................................      26.7         30.9
                                                                ------        -----
                                                                $110.3        $97.1
                                                                ======        =====

                           ANIXTER INTERNATIONAL INC.

NOTE 8. DEBT

     Debt is summarized below:

                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
Bank revolving lines of credit..............................    $357.1        $368.4
8% Senior notes.............................................     100.0         100.0
Other.......................................................      11.7            --
                                                                ------        ------
          Total debt........................................    $468.8        $468.4
                                                                ======        ======

     Anixter and Accu-Tech have various revolving bank lines of credit worldwide which provide for up to $582 million of borrowings. At January 2, 1998, approximately $357 million was borrowed and $225 million was available under the bank revolving lines of credit, of which $23 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 1999 through 2001. The $550 million domestic revolving line of credit matures in 2001. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities. The weighted average interest rate at January 2, 1998, and January 3, 1997, for bank revolving lines of credit was 6.4% and 5.8%, respectively. Facility fees of .2% payable on the revolving lines of credit were insignificant.

     In September, 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100 million of these notes due September, 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $291.5 million and $268.5 million at January 2, 1998 and January 3, 1997, respectively.

     Aggregate annual maturities of debt are as follows: 1998 -- none; 1999 -- $5.6 million; 2000 -- $18.7 million; 2001 -- $334.3 million;
2002 -- none; $110.2 million thereafter.

     Interest paid in 1997, 1996 and 1995 was $31.0 million, $22.8 million and $24.0 million, respectively.

     The carrying amount of the Company's debt approximates fair value.

NOTE 9. INCOME TAXES

     The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 2, 1998, the Company had no NOL or ITC carryforwards for federal income tax purposes due to the sale of the Company's rail car leasing business which exhausted virtually all carryforwards in 1994. The availability of tax benefits of NOL and ITC carryforwards to reduce the Company's federal income tax liability is subject to various limitations under the Internal Revenue Code of 1986, as amended. These carryforwards are currently being examined by the Internal Revenue Service and, therefore, may still be subject to adjustment. In addition, at January 2, 1998, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $97.0 million which are subject to various provisions of each respective country. Approximately $36.8 million of this amount expires between 1998 and 2007 and $60.2 million of the amount has an indefinite life.

                           ANIXTER INTERNATIONAL INC.

     As a result of the 1995 sale of the Santa Fe Energy Resources, Inc. ("Energy") shares, the Company generated a capital loss of approximately $80 million, most of which was carried back and offset against the 1994 gain on the Itel Rail Corporation sale. This carryback generated cash refunds of $12.2 million in 1996 and caused $9.0 million of the ITC's claimed in 1994 to be available for carryforward to 1995. Approximately $2.4 million of the ITC's claimed in 1994 expired as a result of the carryback of the Energy loss.

     Domestic income before income taxes was $98.1 million, $77.6 million and $63.3 million for 1997, 1996 and 1995, respectively. Foreign (loss) income before income taxes was $(18.5) million, $(12.8) million and $11.1 million for 1997, 1996 and 1995, respectively.

     The Company paid income taxes in 1997, 1996 and 1995 of $35.3 million, $18.1 million and $24.6 million, respectively.

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                              JANUARY 2,    JANUARY 3,
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN MILLIONS)
ANTEC valuation.............................................    $(12.2)       $   --
Depreciation................................................      (2.3)         (3.4)
Other.......................................................     (66.5)        (67.7)
                                                                ------        ------
Gross deferred tax liabilities..............................     (81.0)        (71.1)
                                                                ------        ------
Foreign NOL carryforwards...................................      32.8          27.0
Deferred compensation.......................................       9.3           8.7
Allowance for doubtful accounts.............................       8.9           6.8
Discontinued operations.....................................       8.8           9.4
Investment reserves.........................................       6.7           2.0
Inventory reserves..........................................       4.1           5.9
Other.......................................................       3.1           2.5
                                                                ------        ------
Gross deferred tax assets...................................      73.7          62.3
Valuation allowance.........................................     (26.1)        (21.0)
                                                                ------        ------
Net deferred tax liability..................................    $(33.4)       $(29.8)
                                                                ======        ======

     Income tax (expense) benefit was comprised of:

                                                                     YEARS ENDED
                                                        --------------------------------------
                                                        JANUARY 2,   JANUARY 3,   DECEMBER 31,
                                                           1998         1997          1995
                                                        ----------   ----------   ------------
                                                                    (IN MILLIONS)
Current -- Foreign....................................    $ (7.7)      $ (8.9)       $ (8.5)
           State......................................      (4.3)        (3.9)         (2.2)
           Federal....................................     (29.4)       (20.7)         (7.6)
                                                          ------       ------        ------
                                                           (41.4)       (33.5)        (18.3)
Deferred -- Foreign...................................       0.7          3.7           (.7)
            State.....................................      (0.6)        (1.3)         (3.1)
            Federal...................................       7.0          2.4         (13.2)
                                                          ------       ------        ------
                                                             7.1          4.8         (17.0)
                                                          ------       ------        ------
                                                          $(34.3)      $(28.7)       $(35.3)
                                                          ======       ======        ======

                           ANIXTER INTERNATIONAL INC.

     Reconciliation of income tax expense to the statutory corporate federal tax rate of 35% are as follows:

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                       1998          1997           1995
                                                    ----------    ----------    ------------
                                                                 (IN MILLIONS)
Statutory tax expense.............................    $(27.9)       $(22.7)        $(26.0)
(Increase) reduction in taxes resulting from:
  Amortization of goodwill........................      (1.9)         (1.8)          (1.8)
  Losses on foreign operations....................      (2.8)         (7.7)          (4.0)
  State income taxes..............................      (3.2)         (3.4)          (3.5)
  Adjustment to prior year tax accounts...........       3.0           8.3            1.7
  Other, net......................................      (1.5)         (1.4)          (1.7)
                                                      ------        ------         ------
                                                      $(34.3)       $(28.7)        $(35.3)
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

NOTE 11. LEASE COMMITMENTS

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2013. Minimum lease commitments under operating leases at January 2, 1998 are as follows:
1998 -- $42.0 million; 1999 -- $33.2 million; 2000 -- $24.1 million;
2001 -- $18.4 million; 2002 -- $15.1 million; beyond 2002 -- $47.2 million.
Total rental expense was $41.4 million, $38.2 million and $30.0 million in 1997, 1996 and 1995, respectively.

NOTE 12. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

     Assets of the Company's plans at fair value were $64.1 million and $55.1 million at January 2, 1998 and January 3, 1997, respectively. Projected benefit obligations of the Company's plans were $70.7 million and $61.7 million at January 2, 1998, and January 3, 1997, respectively. The accumulated benefit obligations of the Company's plans were $51.3 million and $47.4 million at January 2, 1998, and January 3, 1997, respectively. The weighted-average assumed discount rate used to measure the projected benefit obligation was 7.25% and 7.5% at January 2, 1998, and January 3, 1997, respectively. Pension expense, including the cost of 401(k) plans, for 1997, 1996 and 1995 was $5.5 million, $4.4 million and $4.6 million, respectively. The Company's liability for post-retirement benefits other than pensions is immaterial.

NOTE 13. PREFERRED STOCK AND COMMON STOCK

  Common Stock --

     On October 25, 1995, the Company paid a dividend in the form of a two-for-one stock split to shareholders of record on September 22, 1995, which resulted in the issuance of 26,783,000 shares of stock.

                           ANIXTER INTERNATIONAL INC.

     On June 27, 1995, the Company agreed to purchase up to 3.8 million shares of its common stock from Sam Zell, the Company's Chairman, and other related stockholders. The first 2.5 million shares were purchased on July 10, 1995, at $18 per share. The remaining 1.3 million shares were to be purchased at $18 per share plus an incremental increase of 6.5% per annum from the date of the agreement. These shares were purchased in the first quarter of 1996 at $18.874 per share.

  Preferred Stock --

     The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 1997, 1996 and 1995.

  Stock Options and Stock Grants --

     The Company has Employee Stock Incentive Plans ("ESIP") which at inception authorized an aggregate of 11.4 million stock options or restricted grants. In 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Incentive Plan which provides for the issuance of an additional 2.5 million shares of the Company's Common Stock. The Company also has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .4 million stock options. Substantially all options and grants under these plans have been at or higher than the fair market value of the common stock on the date of grant. One-fourth to one-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire ten years after the date of grant.

     Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The exercise price is the lower of 85% of the fair market value of the common stock at the date of grant or at the later exercise date (currently one year). Under the Plan, the Company sold 217,600 shares, 153,600 shares, and 137,700 shares to employees in 1997, 1996 and 1995, respectively.

     The following table summarizes the 1997, 1996 and 1995 activity under the ESIP and DSOP.

                                                             WEIGHTED             WEIGHTED
                                                             AVERAGE              AVERAGE
                                                    ESIP     EXERCISE    DSOP     EXERCISE
                                                   OPTIONS    PRICE     OPTIONS    PRICE
                                                   -------   --------   -------   --------
                                                           (OPTIONS IN THOUSANDS)
Balance at December 31, 1994.....................  1,252.9    $10.89     500.0     $11.23
Granted..........................................      3.0     17.25     100.0      20.69
Exercised........................................   (392.3)    10.32     (90.0)      9.89
                                                   -------               -----
Balance at December 31, 1995.....................    863.6     11.17     510.0      13.32
Granted..........................................  1,344.5     19.59        --         --
Exercised........................................    (12.0)    11.06     (30.0)     10.48
Canceled.........................................    (28.0)    19.63        --         --
                                                   -------               -----
Balance at January 3, 1997.......................  2,168.1     16.28     480.0      13.50
Granted..........................................  1,144.1     15.55        --         --
Exercised........................................     (7.0)    12.04     (60.0)     10.91
Canceled.........................................    (97.5)    17.13        --         --
                                                   -------               -----
Balance at January 2, 1998.......................  3,207.7    $16.00     420.0     $13.87
                                                   =======               =====
Options Exercisable at year-end
  1995...........................................    615.7    $ 9.92     410.0     $12.17
  1996...........................................    728.0    $11.69     480.0     $13.50
  1997...........................................  1,160.2    $13.63     420.0     $13.87

                           ANIXTER INTERNATIONAL INC.

     The following table summarizes information relating to options outstanding and exercisable at January 2, 1998:

ESIP OPTIONS

                                                                           WEIGHTED   WEIGHTED
  RANGE OF                                                                 AVERAGE     AVERAGE
  EXERCISE                                                                 EXERCISE   REMAINING
   PRICES                                      OUTSTANDING   EXERCISABLE    PRICE       YEARS
  --------                                     -----------   -----------   --------   ---------
                                                (OPTIONS IN THOUSANDS)
$ 5.19-$12.13 ...............................      541.7        541.7       $ 9.39       3.0
$14.25-$19.63 ...............................    2,666.0        618.5       $17.35       8.2

DSOP OPTIONS

                                                                           WEIGHTED   WEIGHTED
  RANGE OF                                                                 AVERAGE     AVERAGE
  EXERCISE                                                                 EXERCISE   REMAINING
   PRICES                                      OUTSTANDING   EXERCISABLE    PRICE       YEARS
  --------                                     -----------   -----------   --------   ---------
                                                (OPTIONS IN THOUSANDS)
$ 8.38-$11.63 ...............................      200.0        200.0       $ 9.29       2.1
$15.00-$20.69 ...............................      220.0        220.0       $18.03       5.4

  Stock Option Plans of Anixter

     In 1995 and prior, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options have been granted at fair market value. These options vest over four years and terminate seven to ten years from the date of grant. At January 2, 1998, the Company owned 99% of the approximately 34.0 million shares of outstanding Anixter common stock. The following table summarizes the 1997, 1996 and 1995 option activity:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           EXERCISE
                                                              OPTIONS        PRICE
                                                              --------     ---------
                                                              (OPTIONS IN THOUSANDS)
Balance at December 31, 1994................................  1,867.6       $ 9.79
Granted.....................................................    419.1        14.50
Exercised...................................................   (118.1)        9.02
Canceled....................................................    (88.7)       10.74
                                                              -------
Balance at December 31, 1995................................  2,079.9        10.74
Exercised...................................................   (304.9)        9.28
Canceled....................................................    (55.0)       10.91
                                                              -------
Balance at January 3, 1997..................................  1,720.0        10.99
Exercised...................................................   (284.0)        9.48
Canceled....................................................   (107.6)       11.14
                                                              -------
Balance at January 2, 1998..................................  1,328.4       $11.33
                                                              =======
Options Exercisable at year-end
  1995......................................................    770.6       $ 9.11
  1996......................................................  1,173.0       $10.12
  1997......................................................  1,209.6       $10.99

     Exercise prices for options outstanding as of January 2, 1998, ranged from $9.00 to $14.50 per share and had a weighted average remaining life of 5.4 years.

                           ANIXTER INTERNATIONAL INC.

  Units --

     In 1996, the Company adopted a director stock unit plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. The value of outstanding stock units as of January 2, 1998, ranged from $15.35 to $16.98 per unit.

     The following table summarizes the 1997 and 1996 activity under the DSUP:

                                                                 DSUP
                                                              STOCK UNITS
(IN THOUSANDS)                                                -----------
Balance at December 31, 1995................................        0
Granted.....................................................     35.2
                                                                 ----
Balance at January 3, 1997..................................     35.2
Granted.....................................................     28.3
Exercised...................................................     (1.0)
Canceled....................................................     (2.9)
                                                                 ----
Balance at January 2, 1998..................................     59.6
                                                                 ====

  Accounting for Stock Based Compensation --

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 and amortized over the respective vesting period, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              1997     1996     1995
NET INCOME (MILLIONS)                                         -----    -----    -----
Reported....................................................  $45.3    $36.1    $39.1
Pro forma...................................................  $41.9    $33.3    $38.0
Income per common share:
  Basic
     Reported...............................................  $ .95    $ .73    $ .71
     Pro forma..............................................  $ .88    $ .67    $ .69
  Diluted
     Reported...............................................  $ .95    $ .72    $ .70
     Pro forma..............................................     --       --    $ .68

     Pro forma diluted income per common share has not been presented for 1997 and 1996, because assuming the conversion of stock options and warrants would have had an anti-dilutive effect.

     The fair value for the Company's stock options (which was $6.69 per share in 1997 and $9.32 per share in 1996 and $9.80 per share in 1995) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: expected stock price volatility of 37%, 45% and 45%; expected dividend yield of zero; risk-free interest rate of 6.6%, 6.1% and 6.1% and an expected 5 year life.

     The pro forma effect on net income for 1997, 1996 and 1995, is not representative of the pro forma effect on earnings in future years because the pro forma calculation, as required by SFAS No. 123, does not take into consideration outstanding non-vested awards granted prior to 1995.

                           ANIXTER INTERNATIONAL INC.

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

     The classification of the Company's 1997, 1996 and 1995 foreign operations in the following table includes all revenues and related items of the Company's non-U.S. operations. Sales to a single customer did not exceed 10 percent of total sales. Export sales are insignificant.

                                                           WORLDWIDE (NON-U.S.) OPERATIONS
                                                           --------------------------------
                                                             1997        1996        1995
                                                           --------    --------    --------
                                                                    (IN MILLIONS)
Revenues:
  Europe.................................................   $556.7      $478.2      $429.1
  Other..................................................    420.6       343.2       285.8
                                                            ------      ------      ------
                                                            $977.3      $821.4      $714.9
                                                            ======      ======      ======
Operating (loss) income:
  Europe.................................................   $  (.8)     $  2.8      $ 17.6
  Other..................................................     (6.0)       (8.9)        4.5
                                                            ------      ------      ------
                                                            $ (6.8)     $ (6.1)     $ 22.1
                                                            ======      ======      ======
Identifiable assets:
  Europe.................................................   $256.4      $226.3      $193.6
  Other..................................................    178.3       161.3       136.3
                                                            ------      ------      ------
                                                            $434.7      $387.6      $329.9
                                                            ======      ======      ======

     Foreign operations' revenues were 35%, 33% and 33% of consolidated revenues in 1997, 1996 and 1995, respectively. Foreign operations' operating (loss) income were negatively impacted for all years due to start-up losses in expansion markets. Aggregate start-up losses in expansion markets were $20.6 million, $22.6 million and $9.1 million in 1997, 1996 and 1995, respectively, as Anixter continues to penetrate new markets in Europe, Asia Pacific and Latin America. Operating income in Europe decreased substantially as a result of start-up costs related to the network integration business, increase in corporate allocations and inventory related charges.

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

                           ANIXTER INTERNATIONAL INC.

NOTE 16. QUARTERLY SUMMARY (UNAUDITED)

     The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 2, 1998, and January 3, 1997. The Company has not paid cash dividends on its Common Stock since 1979.

                                                          FIRST         SECOND         THIRD          FOURTH
                                                         QUARTER       QUARTER        QUARTER        QUARTER
                                                         --------      --------       --------       --------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JANUARY 2, 1998
Revenues...............................................  $ 658.7        $ 682.6        $ 726.5        $ 737.4
Cost of sales..........................................   (495.9)        (513.3)        (547.8)        (552.7)
Operating income.......................................     25.1           25.9           29.3           30.8
Income before income taxes.............................     19.9           18.7           20.3           20.7
Net income.............................................     11.1           10.4           11.3           12.5
Basic income per common share..........................      .23            .22            .24            .26
Diluted income per common share........................      .23            .22            .24            .26
Composite stock price range:
  High.................................................       17 1/4         18 1/4         18 5/8         19 5/8
  Low..................................................       12 1/8         12 1/2         16 1/8         15 13/16
  Close................................................       12 3/8         18             17 15/16       16 1/2
YEAR ENDED JANUARY 3, 1997
Revenues...............................................  $ 567.4        $ 611.8        $ 631.5        $ 664.6
Cost of sales..........................................   (421.6)        (460.2)        (476.3)        (494.5)
Operating income.......................................     23.4           20.3           20.5           24.2
Income before income taxes.............................     18.7           14.8           15.5           15.8
Net income.............................................     10.3            8.1            8.6            9.1
Basic income per common share..........................      .20            .16            .18            .19
Diluted income per common share........................      .20            .16            .17            .19
Composite stock price range:
  High.................................................       19 7/8         18 7/8         15 7/8         17 3/4
  Low..................................................       16 1/2         14 7/8         12 5/8         13 3/8
  Close................................................       16 7/8         14 7/8         14 5/8         17 3/4

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders -- "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders -- "Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider
Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders -- "Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders -- "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk(*).

     (b) Reports on Form 8-K.

          None.

(A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES.

  (1) Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   15
Consolidated Statement of Operation for the years ended
  January 2, 1998, January 3, 1997, and December 31, 1995...   16
Consolidated Balance Sheet at January 2, 1998, and January
  3, 1997...................................................   17
Consolidated Statement of Cash Flow for the years ended
  January 2, 1998, January 3, 1997, and December 31, 1995...   18
Consolidated Statement of Stockholders' Equity for the years ended January 2, 1998, January 3, 1997, and December 31,
  1995......................................................   19
Notes to the Consolidated Financial Statements..............   20

  (2) Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.

     Consolidated Schedules for the years ended January 2, 1998, January 3, 1997, and December 31, 1995, except as noted:

                                                              PAGE
                                                              ----
 I. Condensed financial information of Registrant...........   39
II. Valuation and qualifying accounts and reserves..........   42

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

  (3) Exhibit List.

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

        EXHIBIT
          NO.                                 DESCRIPTION OF EXHIBIT
        -------                               ----------------------

  (3) Articles of Incorporation and by-laws.

          3.1              -- Restated Certificate of Incorporation of Anixter
                              International Inc., filed with Secretary of State of
                              Delaware on September 29, 1987 and Certificate of
                              Amendment thereof, filed with Secretary of Delaware on
                              August 31, 1995 (Incorporated by reference from Anixter
                              International Inc. Annual Report on Form 10-K for the
                              year ended December 31, 1995, Exhibit 3.1)
          3.2              -- By-laws of Anixter International Inc. as amended through
                              November 9, 1995 (Incorporated by reference from Anixter
                              International Inc. Annual Report on Form 10-K for the
                              year ended December 31, 1995, Exhibit 3.2)

  (4) Instruments defining the rights of security holders, including indentures.

          4.1              -- (a) Amended and Restated Credit Agreement, dated March 11, 1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference from Itel
                                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.2.)
                           -- (b) Amendment, dated March 24, 1995, to Amended and Restated
                                  Credit Agreement, dated March 11, 1994, among Anixter Inc.,
                                  Chemical Bank, as Agent, and the other banks named therein.
                                  (Incorporated by reference from Itel Corporation's Quarterly
                                  Report on Form 10-Q for the quarter ended March 31, 1995,
                                  Exhibit 4.1.)
                           -- (c) Amendment dated September 6, 1996, to Amended and Restated
                                  Credit Agreement, dated March 11, 1994, among Anixter Inc.,
                                  The Chase Manhattan Bank, as Agent, and the other banks
                                  named therein. (Incorporated by reference from Anixter
                                  International Inc. Quarterly Report on Form 10-Q for the
                                  quarter ended September 27, 1996, Exhibit 4.2)
          4.2              -- Indenture dated September 17, 1996, between Anixter Inc.,
                              Anixter International Inc. and the Bank of New York, as
                              Trustee, providing for 8% Senior Notes due 2003.
                              (Incorporated by reference from Amendment No. 1 to
                              Anixter Inc.'s Registration Statement on Form S-3,
                              Registration Number 333-09185, filed August 27, 1996,
                              Exhibit 4.1)

  (10) Material contracts.

         10.1              -- Form of the Company's Tax Allocation Agreement, dated
                              January 1, 1987. (Incorporated by reference from Itel
                              Corporation's Annual Report on Form 10-K for the fiscal
                              year ended December 31, 1987, Exhibit 10.1.)
         10.2*             -- Company's Management Incentive Plan, dated February 9,
                              1995. (Incorporated by reference from Itel Corporation's
                              Annual Report on Form 10-K for the fiscal year ended
                              December 31, 1994, Exhibit 10.2.)
         10.3*             -- Company's 1983 Stock Incentive Plan as amended and
                              restated July 16, 1992. (Incorporated by reference from
                              Itel Corporation's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1992, Exhibit 10.3.)
         10.4*             -- Supplemental Pension Agreement, dated November 17, 1986, between the Company and Rod F. Dammeyer. (Incorporated by
                              reference from Itel Corporation's Annual Report on Form
                              10-K for the fiscal year ended December 31, 1986, Exhibit
                              10.14.)
         10.5*             -- (a) Company's Supplemental Retirement Benefits Plan,
                              dated January 1, 1987. (Incorporated by reference from
                                  Itel Corporation's Annual Report on Form 10-K for the
                                  fiscal year ended December 31, 1987, Exhibit 10.16.)
          *                -- (b) Amendment No. 1, dated May 17, 1989 and effective as of
                                  January 1, 1989, to the Company's Supplemental Retirement
                                  Benefits Plan. (Incorporated by reference from Itel
                                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.9(b).)
          *                -- (c) Amendment No. 2, dated October 15, 1992, to the Company's
                                  Supplemental Retirement Benefits Plan (Incorporated by
                                  reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                                  10.7(c).)
          *                -- (d) Amendment No. 3, dated February 25, 1993, to the Company's
                                  Supplemental Retirement Benefits Plan. (Incorporated by
                                  reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                                  10.7(d).)
         10.6*             -- Company's Key Executive Equity Plan, as amended and
                              restated July 16, 1992. (Incorporated by reference from
                              Itel Corporation's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1992, Exhibit 10.8.)
         10.7*             -- Warrant Agreement, dated September 10, 1987, between the
                              Company and William A. Buzick, Jr., F. Philip Handy,
                              Harold Haynes, Jerome Jacobson, Melvyn N. Klein and James
                              D. Woods, individually. (Incorporated by reference from
                              Itel Corporation's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1988, Exhibit 10.15.)
         10.8*             -- Warrant Agreement, dated July 14, 1988, between the
                              Company and William A. Buzick, Jr., F. Philip Handy,
                              Harold Haynes, Jerome Jacobson, Melvyn N. Klein, Robert
                              H. Lurie, John R. Petty and James D. Woods, individually.
                              (Incorporated by reference from Itel Corporation's Annual
                              Report on Form 10-K for the fiscal year ended December
                              31, 1989, Exhibit 10.19.)
         10.9*             -- Executive Supplemental Life Plan, dated June 15, 1989,
                              for the Company and participating subsidiaries.
                              (Incorporated by reference from Itel Corporation's Annual
                              Report on Form 10-K for the fiscal year ended December
                              31, 1989, Exhibit 10.20.)
         10.10*            -- (a) Company's Supplemental Executive Retirement Plan, dated
                                  January 18, 1990. (Incorporated by reference from Itel
                                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.23.)

             *             (b)    Amendment No. 1 dated February 25, 1993, to Company's
                                  Supplemental Executive Retirement Plan. (Incorporated by
                                  reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit
                                  10.13(b).)
         10.11*            -- Warrant Agreement, dated July 13, 1989, between Company and Bernard F. Brennan, William A. Buzick, Jr., F. Philip
                              Handy, Harold Haynes, Jerome Jacobson, Melvyn N. Klein,
                              Robert H. Lurie, John R. Petty and James D. Woods,
                              individually. (Incorporated by reference from Itel
                              Corporation's Annual Report on Form 10-K for the fiscal
                              year ended December 31, 1990, Exhibit 10.21.)
         10.12*            -- Company's Director Stock Option Plan. (Incorporated by
                              reference from Itel Corporation's Annual Report on Form
                              10-K for the fiscal year ended December 31, 1991, Exhibit
                              10.24.)
         10.13*            -- Warrant Agreement, dated August 22, 1990, between the
                              Company and Bernard F. Brennan, William A. Buzick, Jr.,
                              F. Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn
                              Klein, John R. Petty and James D. Woods, individually.
                              (Incorporated by reference from Itel Corporation's Annual
                              Report on Form 10-K for the fiscal year ended December
                              31, 1991, Exhibit 10.25.)
         10.14*            -- (a) Agreement, dated February 9, 1995, with Rod F.
                              Dammeyer (Incorporated by reference from Itel
                              Corporation's Annual Report on Form 10-K for the fiscal
                              year ended December 31, 1994, Exhibit 10.18(d).)
                           -- (b) Amended and Restated Agreement dated February 9, 1995 with Rod F. Dammeyer (Incorporated by reference from
                              Anixter International Inc. Annual Report on Form 10-K for
                              the year ended December 31, 1995, Exhibit 10.17(b))
         10.15*            -- Agreement, dated November 1, 1992, with James E. Knox, as amended (Incorporated by reference from Anixter
                              International Inc. Annual Report on Form 10-K for the
                              year ended December 31, 1995, Exhibit 10.18)
         10.16*            -- Form of Stock Option Agreement. (Incorporated by
                              reference from Itel Corporation's Annual Report on Form
                              10-K for the fiscal year ended December 31, 1992, Exhibit
                              10.24.)
         10.17             -- Tax Allocation Agreement with ANTEC Corporation.
                              (Incorporated by reference from Amendment No. 2 to ANTEC
                              Corporation's Registration Statement on Form S-1,
                              Registration Number 33-65488, filed August 20, 1993,
                              Exhibit 10.5.)
         10.18             -- Registration Rights Agreement with ANTEC Corporation.
                              (Incorporated by reference from Amendment No. 3 to ANTEC
                              Corporation's Registration Statement on Form S-1,
                              Registration Number 33-65488, filed September 13, 1993,
                              Exhibit 10.9.)
         10.19             -- Directors & Officers Insurance Agreement with ANTEC
                              Corporation. (Incorporated by reference to ANTEC
                              Corporation's Registration Statement on Form S-1,
                              Registration Number 33-65488, filed July 2, 1993, Exhibit
                              10.8.)
         10.20             -- Stock Purchase Agreement, dated March 10, 1996, between
                              Anixter International Inc. and Great American Management
                              and Investment, Inc. and Supplementary Agreement thereto,
                              dated May 10, 1996, between Signal Capital Corporation
                              and Great American Management and Investment, Inc.
                              (Incorporated by reference from Anixter International
                              Inc. Annual Report on Form 10-K for the year ended
                              January 3, 1997, Exhibit 10.21)
         10.21*            -- Form of Indemnity Agreement with all directors and
                              officers (Incorporated by reference from Anixter
                              International Inc. Annual Report on Form 10-K for the
                              year ended December 31, 1995, Exhibit 10.24)

           10.22           -- Agreement, dated June 27, 1995, among Riverside Partners, SZRL Investments, Equity
                              Holdings and Company. (Incorporated by reference from Riverside Partners' Amendment
                              No. 20 to its Schedule 13D, filed for an event on June 27, 1995, relating to the shares of Itel Corporation, Exhibit 1.)
           10.23*          -- Anixter International Inc. 1996 Stock Incentive Plan (Incorporated by reference from
                              Anixter International Inc. Annual Report on Form 10-K for the year ended December 31,
                              1995, Exhibit 10.26)
           10.24*          -- Form of Stock Option Grant (Incorporated by reference from Anixter International Inc.
                              Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27)
           10.25*          -- Anixter Excess Benefit Plan (Incorporated by reference from Anixter International Inc.
                              Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28)
           10.26*          -- Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan
                              (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29)
           10.27*          -- Anixter Deferred Compensation Plan (Incorporated by reference from Anixter
                              International Inc. Annual Report on Form 10-K for the year ended December 31, 1995,
                              Exhibit 10.30)

  (21) Subsidiaries of the Registrant.

         21.1              -- List of Subsidiaries of the Registrant.

  (23) Consents of experts and counsel.

         23.1              -- Consent of Ernst & Young LLP

  (24) Power of attorney.

         24.1              -- Power of Attorney executed by Lord James Blyth, Rod F.
                              Dammeyer, Robert E. Fowler, Jr., Robert W. Grubbs, F.
                              Philip Handy, Melvyn N. Klein, John R. Petty, Sheli
                              Rosenberg, Stuart M. Sloan, Thomas C. Theobald and Samuel
                              Zell

  (27) Financial data schedule.

         27.1              -- Financial data schedule

     This Annual Report on Form 10-K includes the following Financial Statement
Schedules:

                 ANIXTER INTERNATIONAL INC. AND SUBSIDIARIES --
                              FINANCIAL SCHEDULES

                                                              PAGE
                                                              ----
Schedule I -- Condensed financial information of
  Registrant................................................   39
Schedule II -- Valuation and qualifying accounts and
  reserves..................................................   42

     All other schedules are omitted because they are not required or are not applicable or the required information is included in the consolidated financial statements or notes thereto.

          Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries not filed pursuant to
     Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statement on Form S-8

Nos. 2-93173 (filed September 30, 1987), 33-13486 (filed April 15, 1987),
33-21656 (filed May 3, 1988), 33-38364 (filed May 18, 1998), 33-60676 (filed
April 5, 1993) and 33-05907 (filed June 12, 1996):

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

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                             STATEMENT OF OPERATION
                                 (IN MILLIONS)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 2,    JANUARY 3,    DECEMBER 31,
                                                               1998          1997           1995
                                                            ----------    ----------    ------------
Operating income (loss)...................................    $ 3.9         $ (.2)         $(3.5)
Other (expenses) income:
  Corporate interest expense..............................       --           (.5)          (1.3)
  Interest and investment income, including
     intercompany.........................................      8.2          14.6           14.9
  Marketable equity securities losses, principally
     write-downs..........................................       --            --           (3.0)
                                                              -----         -----          -----
                                                                8.2          14.1           10.6
                                                              -----         -----          -----
Income from operations before income taxes and equity in
  earnings of subsidiaries................................     12.1          13.9            7.1
Income tax benefit........................................      8.7           6.3            6.5
Equity in earnings of subsidiaries........................     24.5          15.9           25.5
                                                              -----         -----          -----
Net income................................................    $45.3         $36.1          $39.1
                                                              =====         =====          =====

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                              JANUARY 2,   JANUARY 3,
                                                                 1998         1997
                                                              ----------   ----------
Current assets:
  Cash......................................................    $   --       $  4.8
  Accounts receivable.......................................        .6           .1
  Amounts currently due from affiliates, net................       2.9          3.3
  Other assets..............................................        .1          5.4
                                                                ------       ------
          Total current assets..............................       3.6         13.6
Investment in ANTEC.........................................     112.0         77.8
Investment in and advances to subsidiaries..................     433.0        399.3
Other assets................................................      15.8         16.5
                                                                ------       ------
                                                                $564.4       $507.2
                                                                ======       ======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently........    $ 11.0       $ 15.4
Income taxes, net, primarily deferred.......................      76.4         56.3
                                                                ------       ------
          Total liabilities.................................      87.4         71.7
Stockholders' equity:
  Common stock..............................................      47.3         48.0
  Capital surplus...........................................      47.1         57.1
  Valuation allowance.......................................      19.8           --
  Retained earnings.........................................     389.9        344.5
  Cumulative translation adjustments........................     (27.1)       (14.1)
                                                                ------       ------
          Total stockholders' equity........................     477.0        435.5
                                                                ------       ------
                                                                $564.4       $507.2
                                                                ======       ======

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                             STATEMENT OF CASH FLOW
                                 (IN MILLIONS)

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 31,
                                                                 1998         1997          1995
                                                              ----------   ----------   ------------
Operating activities:
  Net income................................................    $ 45.3       $ 36.1        $ 39.1
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Income tax benefit.....................................      (8.7)        (6.3)         (6.5)
     Marketable equity securities losses, principally
       write-downs..........................................        --           --           3.0
     Equity in earnings of subsidiaries.....................     (24.5)       (15.9)        (25.5)
     Non-cash financing expense.............................        --           --           (.1)
     Change in other operating items........................      (6.7)         1.5          (6.6)
                                                                ------       ------        ------
          Net cash provided by operating activities.........       5.4         15.4           3.4
Investing activities:
  Sales of securities.......................................        --           --          72.6
  Net dividends from subsidiaries...........................        --           --           8.2
  Loans from subsidiaries, net..............................        .5         57.9          37.3
  Other, net................................................        --         (1.2)         (4.0)
                                                                ------       ------        ------
          Net cash provided by investing activities.........        .5         59.1         114.1
                                                                ------       ------        ------
Financing activities:
  Borrowings................................................        --           --          50.0
  Reductions in borrowings..................................        --           --         (50.0)
  Purchase of treasury stock................................     (14.2)       (75.5)       (129.2)
  Proceeds from issuance of common stock....................       3.5          4.8          10.1
                                                                ------       ------        ------
          Net cash used in financing activities.............     (10.7)       (70.7)       (119.1)
                                                                ------       ------        ------
Cash (used) provided........................................      (4.8)         3.8          (1.6)
Cash at beginning of year...................................       4.8          1.0           2.6
                                                                ------       ------        ------
Cash at end of year.........................................    $   --       $  4.8        $  1.0
                                                                ======       ======        ======

                           ANIXTER INTERNATIONAL INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 31, 1995
                                 (IN MILLIONS)

                                                                    ADDITIONS
                                                                ------------------
                                                  BALANCE AT    CHARGED   CHARGED                 BALANCE AT
                                                 BEGINNING OF     TO      TO OTHER                  END OF
                  DESCRIPTION                     THE PERIOD    INCOME    ACCOUNTS   DEDUCTIONS   THE PERIOD
                  -----------                    ------------   -------   --------   ----------   ----------
YEAR ENDED JANUARY 2, 1998:
  Allowance for doubtful accounts..............     $ 9.0        $7.2         --       $ (4.9)      $11.3
  Allowance for deferred tax asset.............     $21.0        $5.1         --           --       $26.1
YEAR ENDED JANUARY 3, 1997:
  Allowance for doubtful accounts..............     $ 9.0        $4.8      $  .2       $ (5.0)      $ 9.0
  Allowance for deferred tax asset.............     $13.5        $6.5         --           --       $21.0
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts..............     $ 6.0        $5.8      $ 1.2       $ (4.0)      $ 9.0
  Unrealized losses on marketable equity
     securities(a).............................     $11.1          --         --       $(11.1)      $  --
  Allowance for deferred tax asset.............     $12.5        $1.0         --           --       $13.5

---------------

(a) In 1995 the Company sold its marketable equity securities resulting in a $3 million loss.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago, State of Illinois, on the 17th day of March, 1998.

                                            ANIXTER INTERNATIONAL INC.

                                                  /s/ DENNIS J. LETHAM
                                            ------------------------------------
                                                      Dennis J. Letham
                                              Senior Vice President -- Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ ROBERT W. GRUBBS                   Chief Executive Officer and President    March 17, 1998
-----------------------------------------------------    (Principal Executive Officer)
                  Robert W. Grubbs

                /s/ DENNIS J. LETHAM                   Senior Vice President -- Finance         March 17, 1998
-----------------------------------------------------    (Chief Financial Officer)
                  Dennis J. Letham

               /s/ JAMES M. FROISLAND                  Vice President -- Controller (Chief      March 17, 1998
-----------------------------------------------------    Accounting Officer)
                 James M. Froisland

                /s/ LORD JAMES BLYTH*                  Director                                 March 17, 1998
-----------------------------------------------------
                  Lord James Blyth

                 /s/ ROD F. DAMMEYER*                  Director                                 March 17, 1998
-----------------------------------------------------
                   Rod F. Dammeyer

              /s/ ROBERT E. FOWLER, JR.*               Director                                 March 17, 1998
-----------------------------------------------------
                Robert E. Fowler, Jr.

                /s/ ROBERT W. GRUBBS                   Director                                 March 17, 1998
-----------------------------------------------------
                  Robert W. Grubbs

                 /s/ F. PHILIP HANDY*                  Director                                 March 17, 1998
-----------------------------------------------------
                   F. Philip Handy

                 /s/ MELVYN N. KLEIN*                  Director                                 March 17, 1998
-----------------------------------------------------
                   Melvyn N. Klein

                  /s/ JOHN R. PETTY*                   Director                                 March 17, 1998
-----------------------------------------------------
                    John R. Petty

               /s/ SHELI Z. ROSENBERG*                 Director                                 March 17, 1998
-----------------------------------------------------
                 Sheli Z. Rosenberg

                 /s/ STUART M. SLOAN*                  Director                                 March 17, 1998
-----------------------------------------------------
                   Stuart M. Sloan


               /s/ THOMAS C. THEOBALD*                 Director                                 March 17, 1998
-----------------------------------------------------
                 Thomas C. Theobald

                   /s/ SAMUEL ZELL*                    Director                                 March 17, 1998
-----------------------------------------------------
                     Samuel Zell

              *By /s/ DENNIS J. LETHAM
  -------------------------------------------------
                  Dennis J. Letham
                 (Attorney in fact)

Dennis J. Letham, as attorney in fact for each person indicated.