Form 10-Q
period 1998-04-03
ANIXTER INTERNATIONAL INC
filed 1998-05-15
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

Commission file number 1-5989

                           ANIXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                        94-1658138
--------                                               -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)



                                 4711 Golf Road
                            Skokie, Illinois  60076
                        -------------------------------
             (Address of principal executive offices and Zip Code)



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

                                  Yes  X   No
                                      ---

At May 12, 1998 there were 47,322,427 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                  (UNAUDITED)



(In millions, except per share amounts)             13 WEEKS ENDED
                                                  ------------------
                                                  APRIL 3,  APRIL 4,
                                                    1998     1997
                                                  --------  --------

Net sales                                         $748.5       $658.7

Cost of goods sold                                 563.4        495.9
                                                  ------       ------
Gross profit                                       185.1        162.8

Operating expenses                                 155.7        136.1
Amortization of goodwill                             1.6          1.6
                                                  ------       ------
Operating income                                    27.8         25.1

Interest expense and other, net                     (8.1)        (7.4)
Gain on ANTEC investment                             8.4          2.2
                                                  ------       ------
Income before income taxes                          28.1         19.9

Income tax expense                                  11.7          8.8
                                                  ------       ------
Income from continuing operations                   16.4         11.1

Income from discontinued operations                 11.1          -
                                                  ------       ------
Net income                                         $27.5        $11.1
                                                  ======       ======

Basic and diluted income per common share:
  Continuing operations                             $.35         $.23
  Discontinued operations                            .23          -
                                                  ------       ------
  Net income                                        $.58         $.23
                                                  ======       ======




See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


(In millions)                                          APRIL 3,   JANUARY 2,
                                                        1998        1998
                                                       -------    ---------
                                                     (UNAUDITED)

Cash                                                     $12.5       $10.6
Accounts receivable (less allowances of $11.6 in 1998
       and $11.3 in 1997)                                559.2       551.1
Inventories                                              429.9       440.7
Other current assets                                      10.5        11.6
                                                      --------    --------
     Total current assets                              1,012.1     1,014.0

Property and equipment, at cost                          162.4       152.1
Accumulated depreciation                                 (94.6)      (87.8)
                                                      --------    --------
  Net property and equipment                              67.8        64.3

Goodwill (less accumulated amortization
  of $60.8 in 1998 and $59.2 in 1997)                    203.1       203.1
Assets held for sale, net                                  8.1        20.6
Investment in ANTEC                                       76.8       112.0
Other assets                                              28.9        26.7
                                                      --------    --------
                                                      $1,396.8    $1,440.7
                                                      ========    ========





   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


(In millions)                                APRIL 3,      JANUARY 2,
                                               1998           1998
                                            -----------    ----------
                                            (UNAUDITED)
Current liabilities:
  Accounts payable                             $294.3         $324.3
  Accrued expenses                               92.3          110.3
  Income taxes payable                           18.4           13.5
                                             --------       --------
    Total current liabilities                   405.0          448.1

Deferred taxes, net                              31.3           33.4
Other liabilities                                13.3           13.4
Long-term debt                                  446.5          468.8
                                             --------      --------
  Total liabilities                             896.1          963.7

Stockholders' equity:
  Common stock                                   47.3           47.3
  Capital surplus                                47.3           47.1
  Retained earnings                             417.4          389.9
  Accumulated other comprehensive income        (11.3)          (7.3)
                                             --------       --------
    Total stockholders' equity                  500.7          477.0
                                             --------       --------
                                             $1,396.8       $1,440.7
                                             ========       ========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(In millions)
                                                                             13 WEEKS ENDED
                                                                       --------------------------
                                                                       APRIL 3,          APRIL 4,
                                                                         1998              1997
                                                                       --------          --------

Operating activities:
  Net income                                                           $   27.5          $   11.1
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities from continuing operations:
      Income from discontinued operations                                 (11.1)             -
      Depreciation and amortization                                         7.8               7.8
      Gain on ANTEC investment                                             (8.4)             (2.2)
      Deferred income taxes                                                 1.7              (1.5)
      Changes in current assets and liabilities, net                      (28.4)               .8
      Other, net                                                           (4.7)             (2.3)
                                                                       --------          --------
    Net cash (used) provided by operating
      activities from continuing operations                               (15.6)             13.7

Investing activities:
  Capital expenditures, net                                                (9.7)             (6.4)
  Proceeds from sale of ANTEC                                              20.3              -
                                                                       --------          --------
    Net cash provided (used) by investing activities                       10.6              (6.4)
                                                                       --------          --------
    Net cash (used) provided before financing activities                   (5.0)              7.3

Financing activities:
  Borrowings                                                              490.8             272.0
  Reduction in borrowings                                                (512.4)           (275.3)
  Proceeds from issuance of common stock                                     .2              -
  Purchases of treasury stock                                              -                 (9.6)
  Other, net                                                               (2.7)             (1.7)
                                                                       --------          --------
    Net cash used by financing activities                                 (24.1)            (14.6)
Cash provided (used) by discontinued operations                            31.0              (1.7)
                                                                       --------          --------
Cash provided (used)                                                        1.9              (9.0)
Cash at beginning of period                                                10.6              18.2
                                                                       --------          --------
Cash at end of period                                                  $   12.5          $    9.2
                                                                       ========          ========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s (Company) Annual Report on Form 10-K for the year ended January 2, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 1998 presentation.

COMPREHENSIVE INCOME: In the first quarter 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized gains and losses on marketable equity securities, in the year-end Consolidated Statement of Stockholders' Equity. The prior year has been restated to conform to the SFAS No. 130 requirements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2. INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per common share from continuing operations:


                                                   13 WEEKS ENDED
                                                 ------------------
(In millions, except per share amounts)          APRIL 3,  APRIL 4,
                                                   1998      1997
                                                 --------  --------

Numerator:
     Income from continuing operations              $16.4     $11.1
Denominator:
     Basic common shares outstanding                 47.3      47.8
  Effect of dilutive securities:
     Stock options and warrants                        .3        .3
                                                 --------  --------
Diluted common shares outstanding                    47.6      48.1
Basic and diluted income per share
  from continuing operations                         $.35      $.23


NOTE 3.  COMPREHENSIVE INCOME

SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's marketable equity securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $23.6 million and $(7.9) million, respectively.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4. INVESTMENT IN ANTEC

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

During the first quarter 1998, the Company sold 2.2 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $32 million and an after tax gain of $5.1 million. The sale reduced the Company's ownership interest to 12.4% at April 3, 1998.

The Company has also reached an agreement with ANTEC, whereby ANTEC will have the right to acquire the remaining 4.9 million shares of ANTEC still owned by Anixter at a price of $14.50 per share. Completion of this transaction is subject to ANTEC's ability to secure financing for this transaction. When the sale of these remaining shares is completed it is anticipated that the Company will receive net proceeds of approximately $68 million and will report an anticipated after tax gain of $9.5 million or $.20 per diluted share. This gain will be reported in the period in which the anticipated sale closes.

NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximate 99% ownership interest in Anixter Inc. at April 3, 1998 and January 2, 1998 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                  APRIL 3,    JANUARY 2,
        (In millions)                               1998         1998
                                                 -----------  ----------
                                                 (UNAUDITED)

        Assets:
           Current assets                             $964.6      $980.4
           Property, net                                64.1        61.0
           Goodwill                                    180.7       181.1
           Other assets                                 39.0        36.6
                                                 -----------  ----------
                                                    $1,248.4    $1,259.1
                                                 ===========  ==========
        Liabilities and Stockholders' Equity:
           Current liabilities                        $381.0      $423.7
           Other liabilities                            10.7        10.7
           Long-term debt                              426.8       450.4
           Subordinated notes payable to parent         64.5        19.0
           Stockholders' equity                        365.4       355.3
                                                 -----------  ----------
                                                    $1,248.4    $1,259.1
                                                 ===========  ==========



                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                  (UNAUDITED)


                                                     13 WEEKS ENDED
                                                   ------------------
                                                   APRIL 3,  APRIL 4,
                                                       1998      1997
                                                   --------  --------
        (In millions)

        Net sales                                    $728.6    $658.7

        Operating income                             $ 27.6    $ 23.0

        Income before income tax expense             $ 17.6    $ 15.2

        Net income (loss)                            $  8.0    $  7.7

NOTE 6.  BUSINESS SEGMENTS

The Company has recently been investing in the business of providing products and services for the design, development and support of network Infrastructures. In order to align its business segments with the strategic focus of the Company, operating results are now reported in two segments:
Distribution and Intregration. The largest segment, Distribution, sells specialty wire and cable and structured wiring from top suppliers to contractors, installers, manufacturers, natural resources companies, utilities and original equipment manufacturers. The Integration segment sells products and services for the assessment, design, implementation and support of networking technologies.

The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries. Corporate expenses are items not related to the operations of the segments. Corporate assets consists of goodwill, assets held for sale, investment in ANTEC and miscellaneous assets maintained for general corporate purposes.



                                           13 WEEKS ENDED
                                      -------------------------
(In millions)                         APRIL 3,         APRIL 4,
                                        1998             1997
                                      --------         --------
BUSINESS SEGMENTS

Net sales:
   Distribution                         $562.1           $492.6
   Integration                           186.4            166.1
                                      --------         --------
                                        $748.5           $658.7
                                      ========         ========
Operating income:
   Distribution                          $29.5            $26.0
   Integration                            (1.4)            (2.9)
   Corporate                              (0.3)             2.0
                                      --------         --------
                                         $27.8            $25.1
                                      ========         ========
Identifiable assets:
   Distribution                         $859.8           $730.6
   Integration                           205.6            211.7
   Corporate                             331.4            319.3
                                      --------         --------
                                      $1,396.8         $1,261.6
                                      ========         ========

GEOGRAPHIC SEGMENTS

                                            13 WEEKS ENDED
                                      -------------------------
                                      APRIL 3,         APRIL 4,
                                          1998             1997
                                      --------         --------
Net sales:
  North America                         $548.4           $483.4
  Europe                                 152.5            134.3
  Asia and Latin America                  47.6             41.0
                                      --------         --------
                                        $748.5           $658.7
                                      ========         ========

Operating Income:
  North America                          $31.1            $31.8
  Europe                                   2.9             (0.9)
  Asia and Latin America                  (6.2)            (5.8)
                                      --------         --------
                                         $27.8            $25.1
                                      ========         ========

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used by operating activities from continuing operations was $15.6 million for the first quarter of 1998 compared to $13.7 million provided for the same period in 1997. Cash provided by operating activities decreased primarily due to the timing of inventory payments. Consolidated cash provided by investing activities was $10.6 million for the first quarter of 1998 versus $6.4 million used for the same period in 1997 as a result of proceeds received from the sale of ANTEC shares. Consolidated cash used by net financing activities was $24.1 million for the first quarter of 1998 in comparison to $14.6 million in 1997. The increase is primarily the result of the net paydown of the revolving line of credit of $21.6 million in 1998 versus $3.3 million in 1997. There were no treasury stock purchases in the first quarter 1998 as compared to $9.6 million in 1997. As a result of the sale of certain "assets held for sale", cash provided by discontinued operations was $31.0 million in the first quarter 1998 versus $1.7 million used for the same period in 1997.

Consolidated net interest expense and other was $8.1 million and $7.4 million for the first quarter 1998 and 1997, respectively. The increase is the result of higher working capital borrowings in January and February 1998, along with $20 million of additional debt related to the Accu-Tech acquisition in September 1997.

FINANCINGS:

At April 3, 1998, $249.5 million was available under the bank revolving lines of credit at Anixter Inc., of which $73.3 million was available to pay the Company for intercompany liabilities.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $9.7 million and $6.4 million for the first quarter of 1998 and 1997, respectively.

RESULTS OF OPERATIONS

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

QUARTER ENDED APRIL 3, 1998: Income from continuing operations for the first quarter of 1998 was $16.4 million compared with $11.1 million for the first quarter of 1997.

The Company's sales during the first quarter of 1998 increased 13.6% to $748.5 million from $658.7 million in 1997. Distribution sales were up 14.1% over last year reflecting sales growth in all sectors of the business. Integration sales increased 12.2% over last year with significant improvement in the service business, partially offset by declines in unit sales of shared media hubs and product price declines.

Sales for North America, Europe and Emerging Markets (Latin America and Asia Pacific) increased 13.4%, 13.6% and 16.3%, respectively. Excluding the impact of foreign exchange, Europe and Emerging Markets would have been up 17.6% and 26.2%, respectively.

Operating income increased to $27.8 million in 1998 from $25.1 million in the first quarter of 1997. Distribution operating income grew 13.6%, slightly
lower than its sales growth, due to   increased costs related to recently
expanded distribution facilities in Dallas, Anaheim, Reno and Toronto along with head count additions in support of market share growth. Operating profit margins were 5.2% in 1998 versus 5.3% in 1997. Integration operating income improved 51% from a loss of $2.9 million in 1997 reflecting higher margin service revenues and improved utilization of staff and other resources in the foreign operations.

North America operating income declined 2.2% to $31.1 million in the first quarter 1998. The decline was the result of increased headcount in pursuing greater market share, additional warehouse facility costs and an unfavorable comparison of corporate expenses due to a one-time gain on sale of assets in 1997. Europe's operating income increased $3.8 million from a $.9 million loss
in 1997.   The improvement is the result of the strong sales growth, improved gross margins and lower operating expenses in both the Distribution and Integration segments. Emerging markets experienced a modest increase in operating losses from $5.8 million in 1997 to $6.2 million in 1998. Soft market conditions in Southeast Asia coupled with disappointing sales in Brazil and Mexico lead to the decline.

The consolidated tax provision on continuing operations increased to $11.7 million in 1998 from $8.8 million in 1997 due to higher pre-tax earnings, partially offset by a decrease in the effective tax rate from the first quarter
of 1997.   The 1998 effective tax rate of 42%, which is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible, approximates the overall expected rate for all of 1998.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 7, 1998 the Directors of the Company were elected as follows:


                                                 VOTES
                                     ---------------------------
DIRECTORS                               FOR             WITHHELD
---------                            ----------         --------

Lord James Blyth                     39,379,604          161,447
Rod F. Dammeyer                      39,379,883          161,168
Robert E. Fowler, Jr.                39,379,586          161,465
Robert W. Grubbs, Jr.                39,372,701          168,350
F. Philip Handy                      39,378,971          162,080
Melvyn N. Klein                      39,380,571          160,480
John R. Petty                        39,379,478          161,573
Sheli Z. Rosenberg                   39,380,453          160,598
Stuart M. Sloan                      39,379,907          161,144
Thomas C. Theobald                   39,380,769          160,282
Samuel Zell                          39,379,597          161,454


The Company's 1998 Stock Incentive Plan was approved by a vote of 30,329,342 shares "For", 5,873,079 shares "Against" and 109,527 shares "Abstain."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule


     (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ANIXTER INTERNATIONAL INC.


Date:  May 14, 1998            By:
-------------------               -------------------------------------
                                             Robert W. Grubbs
                                   President and Chief Executive Officer


Date: May 14, 1998             By:
-------------------               -------------------------------------
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

                                ANIXTER INTERNATIONAL INC.


Date: May 14, 1998                   By:        /s/ Robert W. Grubbs
      ------------------                ------------------------------------
                                                   Robert W. Grubbs
                                       President and Chief Executive Officer


Date: May 14, 1998                   By:        /s/ Dennis J. Letham
      ------------------                ------------------------------------
                                                  Dennis J. Letham
                                           Senior Vice President - Finance
                                             and Chief Financial Officer