Form 10-Q
period 1998-07-03
ANIXTER INTERNATIONAL INC
filed 1998-08-14
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1998

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



                                 4711 Golf Road
                             Skokie, Illinois 60076
                          --------------------------
              (Address of principal executive offices and Zip Code)



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

                              Yes  X     No
                                  ----      ----
At August 11, 1998 there were 44,621,513 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)


(In millions, except per share amounts)          13 WEEKS ENDED         26 WEEKS ENDED
                                              --------------------  ---------------------
                                              JULY 3,      JULY 4,   JULY 3,      JULY 4,
                                               1998        1997       1998         1997

Net sales                                    $   783.4  $  682.6  $  1,531.9  $   1,341.3

Cost of goods sold                               591.5     513.3     1,154.9      1,009.2
                                             ---------  --------  ----------  -----------
Gross profit                                     191.9     169.3       377.0        332.1

Operating expenses                               160.7     141.9       316.4        278.0
Amortization of goodwill                           1.7       1.5         3.3          3.1
                                             ---------  --------  ----------  -----------
Operating income                                  29.5      25.9        57.3         51.0

Interest expense and other, net                   (8.8)     (7.2)      (16.9)       (14.6)
Gain on ANTEC investment                          15.9        --        24.3          2.2
                                             ---------  --------  ----------  -----------
Income before income taxes                        36.6      18.7        64.7         38.6

Income tax expense                                15.1       8.3        26.8         17.1
                                             ---------  --------  ----------  -----------
Income from continuing operations                 21.5      10.4        37.9         21.5

Income from discontinued operations                 --        --        11.1           --
                                             ---------  --------  ----------  -----------
Net income                                   $    21.5  $   10.4  $     49.0  $      21.5
                                             =========  ========  ==========  ===========
Basic and diluted income per common share:
    Continuing operations                    $     .46  $    .22  $      .80  $       .45
    Discontinued operations                         --        --         .24           --
                                             ---------  --------  ----------  -----------
    Net income                               $     .46  $    .22  $     1.04  $       .45
                                             =========  ========  ==========  ===========



          See accompanying notes to the condensed financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


(In millions)                                              JULY 3,    JANUARY 2,
                                                            1998        1998
                                                        -----------   --------
ASSETS                                                  (UNAUDITED)
Current assets:
    Cash                                                 $   12.7    $   10.6
    Accounts receivable (less allowances of $12.6 at
       July 3, 1998 and $11.3 at January 2, 1998)           623.0       551.1
    Inventories                                             450.5       440.7
    Other current assets                                     10.5        11.6
                                                         --------    --------


       Total current assets                               1,096.7     1,014.0

Property and equipment, at cost                             169.3       152.1
Accumulated depreciation                                   (100.4)      (87.8)
                                                         --------    --------
       Net property and equipment                            68.9        64.3

Goodwill (less accumulated amortization of $62.5
    at July 3, 1998 and $59.2 at January 2, 1998)           232.2       203.1
Assets held for sale, net                                     4.9        20.6
Investment in ANTEC                                            --       112.0
Other assets                                                 28.9        26.7
                                                         --------    --------
                                                         $1,431.6    $1,440.7
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $  342.0    $  324.3
    Accrued expenses                                        103.9       110.3
    Income taxes payable                                      3.0        13.5
                                                         --------    --------

       Total current liabilities                            448.9       448.1

Deferred taxes, net                                          25.0        33.4
Other liabilities                                            15.5        13.4
Long-term debt                                              487.5       468.8
                                                         --------    --------

    Total liabilities                                       976.9       963.7
Stockholders' equity:
    Common stock                                             45.0        47.3
    Capital surplus                                           1.8        47.1
    Retained earnings                                       438.9       389.9
    Accumulated other comprehensive income                  (31.0)       (7.3)
                                                         --------    --------

    Total stockholders' equity                              454.7       477.0
                                                         --------    --------
                                                         $1,431.6    $1,440.7
                                                         ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In millions)

                                                                 26 WEEKS ENDED
                                                               -----------------
                                                               JULY 3,    JULY 4,
                                                                1998       1997
                                                               --------  --------
Operating activities:
    Net income                                                 $  49.0   $  21.5
    Adjustments to reconcile net income
       to net cash (used for) provided by operating
       activities from continuing operations:
       Income from discontinued operations                       (11.1)       --
       Depreciation and amortization                              15.6      15.8
       Gain on ANTEC investment                                  (24.3)     (2.2)
       Deferred income taxes                                       3.6      (2.8)
       Changes in current assets and liabilities, net            (75.0)    (21.6)
       Other, net                                                   .7       (.4)
                                                                ------    ------

         Net cash (used for) provided by operating
           activities from continuing operations                 (41.5)     10.3

Investing activities:
    Capital expenditures, net                                    (17.2)    (14.4)
    Proceeds from sale of ANTEC                                  104.3        --
    Business acquisition, net of cash acquired                   (38.2)     (1.1)
                                                                ------    ------

    Net cash provided by (used for) investing activities
       from continuing operations                                 48.9     (15.5)

Financing activities:
    Proceeds from long-term borrowings                           986.1     671.6
    Repayment of long-term borrowings                           (966.9)   (655.4)
    Proceeds from issuance of common stock                         3.0        .3
    Purchases of treasury stock                                  (50.6)     (9.6)
    Other, net                                                    (3.8)     (2.9)
                                                                ------    ------

       Net cash (used for) provided by financing activities
         from continuing operations                              (32.2)      4.0

Cash provided by discontinued operations                          26.9       4.6
                                                                ------    ------

Net increase in cash                                               2.1       3.4
Cash at the beginning of the year                                 10.6      18.2
                                                                ------    ------


Cash at the end of the period                                   $ 12.7    $ 21.6
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

COMPREHENSIVE INCOME: In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130). SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized gains and losses on marketable equity securities, in the year-end Consolidated Statement of Stockholders' Equity. The prior year has been restated to conform to the SFAS No. 130 requirements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.       INCOME PER SHARE

                                           13 WEEKS ENDED    26 WEEKS ENDED
                                          ----------------- -----------------
(In millions, except per share amounts)    JULY 3,  JULY 4,  JULY 3,  JULY 4,
                                            1998     1997     1998     1997
                                          -------   ------   ------   -------
Numerator:
    Income from continuing operations     $ 21.5   $ 10.4   $ 37.9   $ 21.5
                                          ======   ======   ======   ======

Denominator:
    Basic common shares outstanding         46.3     47.3     46.8     47.6
       Effect of dilutive securities:
         Stock options and warrants           .4       .2       .4       .2
                                          ------   ------   ------   ------
    Diluted common shares outstanding       46.7     47.5     47.2     47.8
                                          ======   ======   ======   ======

Basic and diluted income per share
    from continuing operations            $  .46   $  .22   $  .80   $  .45
                                          ======   ======   ======   ======



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

For the 13 and 26 weeks ended July 3, 1998, total comprehensive income amounted to $1.7 million and $25.3 million respectively. For the 13 and 26 weeks ended July 4, 1997, total comprehensive income amounted to $22.2 million and $14.3 million, respectively. The difference between net income and comprehensive income is the change in both the unrealized gains on marketable equity securities and cumulative translation adjustments.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.      INVESTMENT IN ANTEC

On February 6, 1997 a wholly owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after that date. Prior to the merger, equity earnings of $1.2 million were recorded in the first quarter of 1997.

In the first quarter of 1998, the Company sold 2.2 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $32 million and an after tax gain of $5.1 million. In the second quarter of 1998, the Company sold its remaining 4.9 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $68 million and an after tax gain of $9.5 million.

NOTE 5:  ACQUISITION OF PACER ELECTRONICS, INC.

In June 1998, the Company purchased Pacer Electronics, Inc. ("Pacer") for approximately $38 million. Operating results for Pacer in the second quarter were not significant. Pacer is an electrical and data cabling distributor largely centered in the Northeast portion of the United States, with additional locations in North Carolina, Florida and California. The majority of Pacer's revenues come from the sale of wire, cable, connectors and related products and value added services to original equipment manufacturers in the electronics industry.

NOTE 6:   SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company had an approximate 99% ownership interest in Anixter Inc. at July 3, 1998 and January 2, 1998 which was included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                               JULY 3,    JANUARY 2,
(In millions)                                   1998        1998
                                             ----------  -----------
                                             (UNAUDITED)

Assets:
     Current assets                           $1,046.9   $  980.4
     Property, net                                64.9       61.0
     Goodwill, net                               179.7      181.1
     Other assets                                 39.2       36.6
                                              --------   --------
                                              $1,330.7   $1,259.1
                                              ========   ========
Liabilities and Stockholders' Equity:
     Current liabilities                      $  428.0   $  423.7
     Other liabilities                            11.8       10.7
     Long-term debt                              467.6      450.4
     Subordinated notes payable to parent         54.0       19.0
     Stockholders' equity:                       369.3      355.3
                                              --------   --------
                                              $1,330.7   $1,259.1
                                              ========   ========


                                  ANIXTER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)

                                     13 WEEKS ENDED         26 WEEKS ENDED
                                   -------------------- --------------------
                                   JULY 3,     JULY 4,   JULY 3,    JULY 4,
(In millions)                       1998        1997      1998       1997
                                   ---------  ---------  --------- ---------

Net sales                           $ 758.5  $ 682.6   $1,487.1   $1,341.3

Operating income                    $  29.1  $  25.1   $   56.7   $   48.1

Income before income tax expense    $  19.3  $  17.4   $   36.9   $   32.6

Net income                          $   8.9  $   8.7   $   16.9   $   16.4

                                       8

NOTE 7:  BUSINESS SEGMENTS

Over the past three years, the Company has been investing in the business of providing services for the design, deployment and support of network infrastructures. Beginning in 1998, in order to align its business segments with the strategic focus of the Company, operating results are now reported in two segments: Distribution and Integration. The largest segment, Distribution, sells specialty wire and cable and structured wiring from top suppliers to contractors, installers, manufacturers, natural resources companies, utilities and original equipment manufacturers. The Integration segment sells products and services for the assessment, design, implementation and support of networking technologies.

The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries. Corporate expenses are items not related to the operations of the segments. Corporate assets consist of cash, goodwill, assets held for sale, investment in ANTEC in 1997 and miscellaneous assets maintained for general corporate purposes.



                                   13 WEEKS ENDED         26 WEEKS ENDED
                             ------------------------ -----------------------
(In millions)                  JULY 3,      JULY 4,      JULY 3,    JULY 4,
                                1998         1997         1998       1997
                                ----         ----         ----       ----
BUSINESS SEGMENTS

Net sales:
    Distribution             $    584.6  $    507.9  $  1,146.7  $  1,000.5
    Integration                   198.8       174.7       385.2       340.8
                             ----------  ----------  ----------  ----------
                             $    783.4  $    682.6  $  1,531.9  $  1,341.3
                             ==========  ==========  ==========  ==========
Operating income:
    Distribution             $     26.8  $     25.4  $     56.3  $     51.4
    Integration                     2.9         (.4)        1.5        (3.3)
    Corporate                       (.2)         .9         (.5)        2.9
                             ----------  ----------  ----------  ----------
                             $     29.5  $     25.9  $     57.3  $     51.0
                             ==========  ==========  ==========  ==========

Identifiable assets:
    Distribution                                     $    954.9  $    704.3
    Integration                                           298.4       265.2
    Corporate                                             178.3       358.8
                                                     ----------  ----------
                                                     $  1,431.6  $  1,328.3
                                                     ==========  ==========
GEOGRAPHIC SEGMENTS

Net sales:
    North America            $    590.9  $    497.5  $  1,139.3  $    980.9
    Europe                        143.9       138.7       296.4       273.0
    Asia and Latin America         48.6        46.4        96.2        87.4
                             ----------  ----------  ----------  ----------
                             $    783.4  $    682.6  $  1,531.9  $  1,341.3
                             ==========  ==========  ==========  ==========
Operating income:
    North America            $     32.6  $     30.1  $     63.7  $     61.9
    Europe                          1.8         1.2         4.7          .3
    Asia and Latin America         (4.9)       (5.4)      (11.1)      (11.2)
                             ----------  ----------  ----------  ----------
                             $     29.5  $     25.9  $     57.3  $     51.0
                             ==========  ==========  ==========  ==========


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used for operating activities from continuing operations was $41.5 million for the 26 weeks ended July 3, 1998, compared to $10.3 million provided by the same period in 1997. The decrease in net cash used for operating activities from continuing operations was primarily due increases in working capital related to the growth of the business. Consolidated net cash provided by investing activities was $48.9 million for the first half of 1998 compared to $15.5 million used for the same period in 1997. The sale of the investment in ANTEC resulted in cash proceeds of $104.3 million. This was partially offset by the acquisition of Pacer Electronics, Inc. for $38.2 million. Consolidated net cash used for financing activities was $32.2 million for the first half of 1998 as compared to $4.0 million provided by financing activities in 1997. The decline was due to the repurchase of 2.5 million shares for $50.6 million in 1998 versus .7 million shares for $9.6 million in 1997. As a result of the sale of certain assets held for sale, net cash provided by discontinued operations was $26.9 million and $4.6 million for the first half of 1998 and 1997, respectively.

FINANCINGS:

At July 3, 1998, $210.3 million was available under the bank revolving lines of credit at Anixter Inc., of which $51.9 million was available to pay the Company for intercompany liabilities. Future cash flows and lines of credit are expected to be adequate to fund operating and investing activities.

Consolidated interest expense and other, net was $8.8 million and $7.2 million for the second quarter 1998 and 1997, respectively, and was $16.9 million and $14.6 million for the second half of 1998 and 1997, respectively. The increase is due to foreign exchange losses in Latin America and Asia Pacific. Net interest expense was flat year over year as proceeds from asset sales offset funds used for increases in working capital and share repurchases.

In July 1998, the Company announced it would increase its ongoing program to repurchase its common stock by up to 1 million shares, with the volume and timing to depend on market conditions. Purchases will be made in the open market or through other transactions and will be financed through available cash from the sale of nonoperating assets.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated net capital expenditures, were $17.2 million and $14.4 million for the 26 weeks ended July 3, 1998 and July 4, 1997, respectively.

In June 1998, the Company purchased Pacer for $38.2 million, which resulted in the addition of approximately $30 million to goodwill. Operating results of Pacer in the second quarter were not significant.

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

QUARTER ENDED JULY 3, 1998: Including the $9.5 million after tax gain on the sale of ANTEC, income from continuing operations for the quarter ended July 3, 1998 was $21.5 million as compared to $10.4 million in 1997.

The Company's sales during the second quarter of 1998 increased 14.8% to $783.4 million from $682.6 million in 1997. Distribution sales were up 15.1% over last year reflecting strong U.S. demand for data cabling products, particularly for Level 6 and Level 7 data cables. Integration sales increased 13.8% over last year on a combination of much higher service sales and modest growth in product sales. Product sales growth in the Integration segment continues to be constrained by falling prices on all products and lower unit sales of shared media hubs.

Sales for North America, Europe and Emerging Markets (Latin America and Asia Pacific) increased 18.8%, 3.7% and 4.9%, respectively. Excluding the impact of foreign exchange, Europe and Emerging Markets would have been up 6.5% and 16.8%, respectively. North America sales were strong in both the Distribution and Integration segments. The slow down in sales growth for Europe resulted primarily from the strong pound sterling in the U.K. Emerging markets continue to be impacted by soft economic conditions.

Operating income for the second quarter of 1998 increased to $29.5 million from $25.9 million in 1997. Distribution operating income grew only 5.8%, a result of softer than expected European sales, a reduction in wire and cable prices due to lower copper prices and higher costs associated with facilities opened in the past 12 months. As a result, the Distribution operating profit margin for the second quarter 1998 was 4.6% as compared to 5.0% in 1997. Integration operating income for the second quarter 1998 grew significantly to $2.9 million versus a loss of $.4 million in 1997. The improvement is the result of the increase in sales, higher margin service revenues, and improved utilization and productivity of personnel.

Operating income in North America increased 7.8% to $32.6 million for the second quarter 1998 from $30.1 million in 1997. Despite the strong sales growth, operating profit growth was hindered by the effects of lower copper prices on electrical wire and cable products and higher facility costs. In addition, 1997 was favorably impacted by a $1.1 million gain related to a one-time sale of assets. Second quarter operating income in Europe increased 58.5% to $1.8 million from $1.2 in 1997. The improvement is the result of higher sales, improved gross margins relating to service revenues and tightly controlled expenses in the Integration segment. Emerging markets operating loss for the second quarter improved 7.9% from $5.4 million in 1997 to $4.9 million in 1998. Improvement is primarily related to Latin America Distribution. Excluding the impact of foreign exchange, second quarter Emerging markets operating loss is 2.1% lower than 1997.

The consolidated income tax provision on continuing operations for the second quarter 1998 increased to $15.1 million from $8.3 million in 1997. The increase was primarily due to higher pre-tax earnings, partially offset by a decrease in the effective tax rate from the second quarter of 1997. The 1998 effective tax rate of 41%, which is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible, approximates the expected overall rate for all of 1998.

26 WEEKS ENDED JULY 3, 1998: Including an after tax gain of $14.6 million relating to the sale of ANTEC, income from continuing operations for the first half of 1998 was $37.9 million as compared to $21.5 million for the first half of 1997.

The Company's sales during the first half of 1998 increased 14.2% to $1,531.9 million from $1,341.3 million in 1997. Distribution sales were up 14.6% over last year reflecting sales growth in all sectors of the business except Asia Pacific. Excluding Accu-Tech, which was acquired in August 1997, Distribution would have been up 10.1%. Integration sales increased 13.0% over last year with significant improvement in the service business and strategic products, partially offset by declines in unit sales of shared media hubs and product price declines.

Sales for North America, Europe and Emerging Markets increased 16.1%, 8.5% and 10.2%, respectively. Excluding the impact of foreign exchange, Europe and Emerging Markets would have been up 11.9% and 21.2%, respectively.

Operating income for the first half of 1998 increased $6.3 million from $51.0 million in 1997. Distribution operating income grew 9.6%, lower than its sales growth, due to increased costs related to recently expanded distribution facilities and a reduction in wire and cable prices due to lower copper prices. The operating profit margin for the first half of 1998 was 4.9% as compared to 5.1% for 1997. Integration operating income for the first half of 1998 improved $4.8 million from a loss of $3.3 million for 1997, due to a 73% increase in higher margin service revenues and improved utilization of staff and other resources in the foreign operations.

Operating income in North America increased 2.9% to $63.7 million for the first half of 1998 when compared to 1997. Despite the strong sales growth, operating profit growth was hindered by the effects of lower copper prices on electrical wire and cable products, higher facility costs and increased headcount in pursuing greater market share. In addition, 1997 includes $3.3 million of income in Corporate due to a one-time gain on sale of assets. Operating income in Europe for the first half of 1998 increased $4.4 million from $.3 million in 1997. The improvement was the result of the sales growth, improved gross margins and lower operating expenses in both the Distribution and Integration segments. Emerging Markets experienced a modest decline in operating losses from $11.2 million for the first half of 1997 to $11.1 million in 1998. Operating results continue to be affected by soft market conditions in Southeast Asia and Latin America. Excluding the impact of foreign exchange, operating profit for Emerging Markets was down 12.2% in the first half of 1998 compared to 1997.
The consolidated income tax provision on continuing operations for the first half of 1998 increased to $26.8 million from $17.1 million in 1997. The increase was primarily due to higher pre-tax earnings, partially offset by a decrease in the effective tax rate from 1997. The 1998 effective tax rate of 41%, which is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible, approximates the expected overall rate for all of 1998.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10.1* Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc.'s Registration Statement on Form S-8 filed June 15, 1998,
                  Exhibit 4a.)

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


       * Management compensation plan required to be filed as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.

Date: August 13, 1998                 By:     /s/ Robert W. Grubbs
      ---------------                    ------------------------------------
                                                  Robert W. Grubbs
                                        President and Chief Executive Officer

Date: August 13, 1998                 By:    /s/ Dennis J. Letham
      ---------------                    -------------------------------------
                                                  Dennis J. Letham
                                         Senior Vice President - Finance
                                           and Chief Financial Officer