Form 10-Q
period 1998-10-02
ANIXTER INTERNATIONAL INC
filed 1998-11-16
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1998

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



                                 4711 Golf Road
                             Skokie, Illinois 60076
                             ----------------------
              (Address of principal executive offices and Zip Code)



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

                            Yes  X     No
                                ---

At November 10, 1998 there were 41,873,750 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)


(In millions, except per share amounts)

                                              13 WEEKS ENDED                         39 WEEKS ENDED
                                        ----------------------------       -------------------------------
                                        OCTOBER 2,        OCTOBER 3,       OCTOBER 2,           OCTOBER 3,
                                          1998               1997            1998                 1997
                                          ----               ----            ----                 ----

Net sales                             $   804.5          $   726.5       $   2,336.4         $   2,067.8

Cost of goods sold                        606.5              547.8           1,761.4             1,557.0
                                      ---------          ---------       -----------         -----------
Gross profit                              198.0              178.7             575.0               510.8

Operating expenses                        163.0              147.8             479.4               425.8
Amortization of goodwill                    1.7                1.6               5.0                 4.7
                                      ---------          ---------       -----------         -----------
Operating income                           33.3               29.3              90.6                80.3

Interest expense, net                      (9.2)              (8.3)            (25.1)              (24.2)
Foreign exchange and other, net            (5.2)              (0.7)             (6.2)                0.6
Gain on ANTEC investment                     --                 --              24.3                 2.2
                                      ---------          ---------       -----------         -----------

Income before income taxes                 18.9               20.3              83.6                58.9

Income tax expense                          8.0                9.0              34.8                26.1
                                      ---------          ---------       -----------         -----------
Income from continuing operations          10.9               11.3              48.8                32.8

Income from discontinued operations         2.1                 --              13.2                  --
                                      ---------          ---------       -----------         -----------
Net income                            $    13.0          $    11.3       $      62.0         $      32.8
                                      =========          =========       ===========         ===========

Basic income per common share:
    Continuing operations             $     .25          $     .24       $      1.06         $       .69
    Discontinued operations                 .05                 --               .29                  --
                                      ---------          ---------        ----------         -----------
    Net income                        $     .30          $     .24       $      1.35         $       .69
                                      =========          =========       ===========         ===========

Diluted income per common share:
    Continuing operations             $     .24          $     .24       $      1.05
                                                                                             $       .69
    Discontinued operations                 .05                 --               .29                  --
                                      ---------          ---------       -----------         -----------
    Net income                        $     .29          $     .24       $      1.34         $       .69
                                      =========          =========       ===========         ===========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


(In millions)                                                        OCTOBER  2,              JANUARY 2,
                                                                        1998                     1998
                                                                   --------------          ---------------
ASSETS                                                              (UNAUDITED)
Current assets:
    Cash                                                          $     15.8                   $     10.6
    Accounts receivable (less allowances of $13.8 at
       October 2, 1998 and $11.3 at January 2, 1998)                   642.6                        551.1
    Inventories                                                        463.1                        440.7
    Other current assets                                                14.4                         11.6
                                                                  ----------                   ----------

       Total current assets                                          1,135.9                      1,014.0

Property and equipment, at cost                                        174.7                        152.1
Accumulated depreciation                                              (104.1)                       (87.8)
                                                                  ----------                   ----------
       Net property and equipment                                       70.6                         64.3

Goodwill (less accumulated amortization of $64.2
    at October 2, 1998 and $59.2 at January 2, 1998)                   231.9                        203.1
Assets held for sale, net                                               13.4                         20.6
Investment in ANTEC                                                       --                        112.0
Other assets                                                            30.2                         26.7
                                                                  ----------                   ----------
                                                                  $  1,482.0                   $  1,440.7
                                                                  ==========                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $    331.8                   $    324.3
    Accrued expenses                                                   118.7                        110.3
    Income taxes payable                                                 4.8                         13.5
                                                                  ----------                   ----------

       Total current liabilities                                       455.3                        448.1

Deferred taxes, net                                                     25.5                         33.4
Other liabilities                                                       14.2                         13.4
Long-term debt                                                         567.1                        468.8
                                                                  ----------                   ----------

    Total liabilities                                                1,062.1                        963.7
    Stockholders' equity:
    Common stock                                                        42.7                         47.3
    Capital surplus                                                      -                           47.1
    Retained earnings                                                  417.6                        389.9
    Accumulated other comprehensive income                             (40.4)                        (7.3)
                                                                  ----------                   ----------

    Total stockholders' equity                                         419.9                        477.0
                                                                  ----------                   ----------
                                                                  $  1,482.0                   $  1,440.7
                                                                  ==========                   ==========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In millions)
                                                                              39 WEEKS ENDED
                                                                              --------------
                                                                        OCTOBER 2,        OCTOBER 3,
                                                                          1998               1997
                                                                       -----------       -----------
Operating activities:
    Net income                                                       $     62.0           $   32.8
    Adjustments to reconcile net income
       to net cash (used for) provided by operating
       activities from continuing operations:
       Income from discontinued operations                                (13.2)                --
       Depreciation and amortization                                       24.3               23.9
       Gain on ANTEC investment                                           (24.3)              (2.2)
       Deferred income taxes                                                4.2               (2.7)
       Changes in current assets and liabilities, net                    (110.1)             (41.0)
       Other, net                                                          (1.9)              (1.0)
                                                                     ----------           --------
       Net cash (used for) provided by operating
         activities from continuing operations                            (59.0)               9.8

Investing activities:
    Capital expenditures, net                                             (25.3)             (21.0)
    Proceeds from sale of ANTEC                                           104.3                 --
    Business acquisition, net of cash acquired                            (38.1)             (28.6)
                                                                     ----------           --------

       Net cash provided by (used for) investing activities
         from continuing operations                                        40.9              (49.6)

Financing activities:
    Proceeds from long-term borrowings                                  1,268.8              935.7
    Repayment of long-term borrowings                                  (1,174.4)            (901.7)
    Purchases of treasury stock                                           (90.9)              (9.9)
    Other, net                                                              (.6)               (.2)
                                                                     ----------           --------

       Net cash provided by financing activities
         from continuing operations                                         2.9               24.4

Cash provided by discontinued operations                                   20.4               12.7
                                                                     ----------           --------

Net increase (decrease) in cash                                             5.2               (2.7)
Cash at the beginning of the year                                          10.6               18.2
                                                                     ----------           --------


Cash at the end of the period                                        $     15.8           $   15.5
                                                                     ==========           ========

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

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.       INCOME PER SHARE

                                                                        13 WEEKS ENDED                    39 WEEKS ENDED
                                                              ------------------------------       ----------------------------
(In millions, except per share amounts)                          OCTOBER 2,       OCTOBER 3,        OCTOBER 2,      OCTOBER 3,
                                                                   1998             1997              1998             1997
                                                                 ---------        --------          ---------       ---------
Numerator:
    Income from continuing operations                         $      10.9       $     11.3         $     48.8      $    32.8
                                                              ===========       ==========         ==========      =========

Denominator:
    Basic common shares outstanding                                  44.0             47.5               45.9           47.6
       Effect of dilutive securities:
         Stock options and warrants                                    .4               .3                 .4             .2
                                                              -----------       ----------         ----------      ---------
    Diluted common shares outstanding                                44.4             47.8               46.3           47.8
                                                              ===========       ==========         ==========      =========

Basic income per share
    from continuing operations                                $       .25        $     .24         $     1.06      $     .69
                                                              ===========       ==========         ==========      =========
Diluted income per share from
    continuing operations                                     $       .24        $     .24         $     1.05      $     .69
                                                              ===========       ==========         ==========      =========



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

For the 13 and 39 weeks ended October 2, 1998, total comprehensive income amounted to $3.6 million and $28.9 million respectively. For the 13 and 39 weeks ended October 3, 1997, total comprehensive income amounted to $12.7 million and $27.0 million, respectively. The difference between net income and comprehensive income is the change in both the unrealized gains on marketable equity securities and cumulative translation adjustments.

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

In 1998, the Company sold its remaining 7.1 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $100 million and an after tax gain of $14.6 million.

NOTE 5:  ACQUISITION OF PACER ELECTRONICS, INC.

In June 1998, the Company purchased Pacer Electronics, Inc. ("Pacer") for approximately $38 million. Operating results for Pacer in the second and third quarter were not significant. Pacer is an electrical and data cabling distributor largely centered in the Northeast portion of the United States, with additional locations in North Carolina, Florida and California. The majority of Pacer's revenues come from the sale of wire, cable, connectors and related products and value added services to original equipment manufacturers in the electronics industry.

NOTE 6:  SALE OF ANIXTER COMMUNICATIONS AND INTEGRATION (ACI)

In September 1998, the Company announced an agreement to sell ACI, its European network integration business unit. The all-cash transaction closed in October 1998 and the purchase price is expected to be finalized during the fourth quarter 1998. Completion is subject to certain matters of due diligence and certain regulatory approvals.

NOTE 7:   SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company had an approximate 99% ownership interest in Anixter Inc. at October 2, 1998 and January 2, 1998 which was included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                              OCTOBER 2,                    JANUARY 2,
(In millions)                                                   1998                           1998
                                                            --------------                 ----------
                                                              (UNAUDITED)
Assets:
     Current assets                                         $     1,099.7                $       980.4
     Property, net                                                   66.8                         61.0
     Goodwill, net                                                  210.0                        181.1
     Other assets                                                    39.5                         36.6
                                                            -------------                -------------
                                                            $     1,416.0                $     1,259.1
                                                            =============                =============
Liabilities and Stockholders' Equity:
     Current liabilities                                    $       427.4                $       423.7
     Other liabilities                                               22.0                         10.7
     Long-term debt                                                 548.6                        450.4
     Subordinated notes payable to parent                            26.5                         19.0
     Stockholders' equity                                           391.5                        355.3
                                                            -------------                -------------
                                                            $     1,416.0                $     1,259.1
                                                            =============                =============



                                  ANIXTER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)


                                                   13 WEEKS ENDED                      39 WEEKS ENDED
                                         -------------------------------      ------------------------------
                                         OCTOBER 2,          OCTOBER 3,        OCTOBER 2,         OCTOBER 3,
                                           1998                1997              1998                1997
                                           ----                ----              ----                ----

Net sales                                $ 765.6              $ 719.4          $ 2,252.7          $ 2,060.7

Operating income                         $  31.9              $  26.7          $    88.6          $    74.8

Income before income tax expense         $  17.2              $  17.4          $    54.1          $    50.0

Net income                               $   7.9              $   8.3          $    24.8          $    24.7

NOTE 8:  BUSINESS SEGMENTS

Over the past three years, the Company has been investing in the business of providing services for the design, deployment and support of network infrastructures. Beginning in 1998, in order to align its business segments with the strategic focus of the Company, operating results are now reported in two segments: Distribution and Integration. The largest segment, Distribution, sells specialty wire and cable and structured wiring from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Integration segment sells products and services for the assessment, design, implementation and support of networking technologies to end users.

The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries. Corporate expenses are items not related to the operations of the segments. Corporate assets consist of cash, goodwill, assets held for sale, investment in ANTEC in 1997 and miscellaneous assets maintained for general corporate purposes.



                                                       13 WEEKS ENDED                       39 WEEKS ENDED
                                               ------------------------------      -------------------------------
(In millions)                                  OCTOBER 2,          OCTOBER 3,         OCTOBER 2,        OCTOBER 3,
                                                 1998                 1997               1998             1997
                                                 ----                 ----               ----             ----
BUSINESS SEGMENTS

Net sales:
    Distribution                              $    617.3         $    544.8         $  1,764.0         $  1,545.3
    Integration                                    187.2              181.7              572.4              522.5
                                              ----------         ----------         ----------         ----------
                                              $    804.5         $    726.5         $  2,336.4         $  2,067.8
                                              ==========         ==========         ==========         ==========
Operating income:
    Distribution                              $     34.1         $     26.7         $     90.4         $     78.1
    Integration                                     (0.9)               0.2                0.6               (3.1)
    Corporate                                        0.1                2.4               (0.4)               5.3
                                              ----------         ----------         ----------         ----------
                                              $     33.3         $     29.3         $     90.6         $     80.3
                                              ==========         ==========         ==========         ==========

Identifiable assets:
    Distribution                                                                    $    991.1         $    844.6
    Integration                                                                          211.1              205.6
    Corporate                                                                            279.8              356.7
                                                                                    ----------         ----------
                                                                                    $  1,482.0         $  1,406.9
                                                                                    ==========         ==========
GEOGRAPHIC SEGMENTS

Net sales:
    North America                             $    608.9         $    544.5         $  1,748.2         $  1,525.4
    Europe                                         145.3              135.6              441.7              408.6
    Asia and Latin America                          50.3               46.4              146.5              133.8
                                              ----------         ----------         ----------         ----------
                                              $    804.5         $    726.5         $  2,336.4         $  2,067.8
                                              ==========         ==========         ==========         ==========

Operating income:
    North America                             $     35.5         $     34.4         $     99.2         $     96.3
    Europe                                           2.3                0.1                7.0                0.4
    Asia and Latin America                          (4.5)              (5.2)             (15.6)             (16.4)
                                              ----------         ----------         ----------         ----------
                                              $     33.3         $     29.3         $     90.6         $     80.3
                                              ==========         ==========         ==========         ==========

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used for operating activities from continuing operations was $59.0 million for the 39 weeks ended October 2, 1998, compared to $9.8 million provided by operations in the same period in 1997. The increase in net cash used for operating activities from continuing operations was primarily due to increases in working capital related to the growth of the business. Consolidated net cash provided by investing activities was $40.9 million for the first three quarters of 1998 compared to $49.6 million used for investing activities in the same period in 1997. The sale of the investment in ANTEC resulted in cash proceeds of $104.3 million. This was partially offset by the acquisition of Pacer Electronics, Inc. for $38.1 million. In 1997, cash used for business acquisitions was $28.6 million. Accu-Tech was purchased in the 1997 third quarter for $27.6 million cash and assumption of $13.9 million of debt. Consolidated net cash provided by financing activities was $2.9 million for the first three quarters of 1998 as compared to $24.4 million in 1997. The decline was due to the repurchase of 4.8 million shares for $90.9 million in 1998 partially offset by an increase in net debt proceeds of $60.4 million from 1997. As a result of the sale of certain assets held for sale, net cash provided by discontinued operations was $20.4 million and $12.7 million for the first three quarters of 1998 and 1997, respectively.

FINANCINGS:

At October 2, 1998, $130.0 million was available under the bank revolving lines of credit at Anixter Inc., of which $23.7 million was available to pay the Company for intercompany liabilities. Future cash flows and lines of credit are expected to be adequate to fund operating and investing activities.

Consolidated net interest expense was $9.2 million and $8.3 million for the third quarter 1998 and 1997, respectively, and was $25.1 million and $24.2 million for the first three quarters of 1998 and 1997, respectively. The increase is due to higher debt levels required to fund the increase in working capital requirements.

In the 1998 third quarter, the Company announced it would increase its ongoing program to repurchase its common stock by up to 3 million shares, with the volume and timing to depend on market conditions. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of nonoperating assets. Under this program in 1998, the Company repurchased 4,834,009 shares and 5,648,009 shares, as of October 2, 1998, and October 9, 1998, respectively, at an average cost of $18.80 and $18.03.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated net capital expenditures, were $25.3 million and $21.0 million for the 39 weeks ended October 2, 1998 and October 3, 1997, respectively.

In June 1998, the Company purchased Pacer for $38.1 million, which resulted in the addition of approximately $30 million to goodwill. Operating results of Pacer in the second and third quarter were not significant.

RESULTS OF OPERATIONS

The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition, the Company's future performance could be affected by economic downturns, exchange rate fluctuations, new or changed competitors and possible rapid changes in applicable technologies.

QUARTER ENDED OCTOBER 2, 1998: Income from continuing operations for the quarter ended October 2, 1998 was $10.9 million as compared to $11.3 million in 1997.

The Company's sales during the third quarter of 1998 increased 10.7% to $804.5 million from $726.5 million in 1997. Distribution sales were up 13.3% over last year reflecting a solid increase in structured wiring sales in North America primarily on the strength of Level 6 and Level 7 data cables and the recent acquisition of two small regional distributors. The growth was partially offset by a decrease in wire and cable sales resulting from lower copper prices. Integration sales increased 3.0% over last year, a result of a 43% growth in service sales. Product sales growth in the Integration segment continues to be constrained by falling prices on all products and lower unit sales of shared media hubs.

Sales for North America, Europe and Emerging Markets (Latin America and Asia Pacific) increased 11.8%, 7.3% and 8.0%, respectively. Excluding the impact of foreign exchange, Europe and Emerging Markets are up 6.2% and 21.0%, respectively. North America sales were driven by significant gains in Level 6 and Level 7 cabling products along with good growth in Integration service revenues. Europe's sales growth continues to be affected by soft sales growth in the U.K., which represents approximately 33% of the European volume. Emerging Markets continue to be impacted by soft economic conditions.

Operating income for the third quarter of 1998 increased to $33.3 million from $29.3 million in 1997. Distribution operating income grew 27.7%, a result of higher sales volumes and an improvement in the operating expense ratio to 19.1% compared to 19.5% in 1997. Higher gross margins in Europe and significant cost savings in Emerging Markets lead to the improvement. As a result, the Distribution operating profit margin for the third quarter 1998 was 5.5% as compared to 4.9% in 1997. Integration operating income for the third quarter 1998 declined to a loss of $.9 million versus $.2 million income in 1997. The decrease is a result of significant losses in Asia partially offset by a 49.8% improvement in North America reflecting strong service revenues.

Operating income in North America increased 3.2% to $35.5 million for the third quarter 1998 from $34.4 million in 1997. Despite the good sales growth, operating profit growth was hindered by the effects of lower copper prices on electrical wire and cable products, higher facility costs associated with newly opened or expanded warehouses and lower corporate segment income. Third quarter operating income in Europe increased to $2.3 million from $.1 million in 1997. The improvement is the result of higher sales and improved gross margins relating to both Integration service revenues and Distribution sales. Emerging Markets operating loss for the third quarter improved 16.3% from $5.2 million in 1997 to $4.5 million in 1998, a result of improved volumes and expense controls in Latin America. Excluding the impact of foreign exchange, third quarter Emerging Markets operating loss is 7.8% lower than 1997.

The consolidated income tax provision on continuing operations for the third quarter 1998 decreased to $8.0 million from $9.0 million in 1997. The decrease was primarily due to lower pre-tax earnings, in addition to a decrease in the effective tax rate from the third quarter of 1997. The 1998 effective tax rate of 42%, which is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible, approximates the expected overall rate for all of 1998.

39 WEEKS ENDED OCTOBER 2, 1998: Including an after tax gain of $14.6 million relating to the sale of ANTEC, income from continuing operations for the first three quarters of 1998 was $48.8 million as compared to $32.8 million for 1997.

The Company's sales during the first three quarters of 1998 increased 13.0% to $2,336.4 million from $2,067.8 million in 1997. Distribution sales were up 14.2% over last year reflecting sales growth in all sectors of the business except Asia Pacific. Excluding Accu-Tech and Pacer, which were acquired in August 1997 and June 1998, respectively, Distribution sales were up 9.2%. Integration sales increased 9.6% over last year with significant improvement in the service business and strategic products, partially offset by declines in unit sales of shared media hubs and product price declines.

Sales for North America, Europe and Emerging Markets increased 14.6%, 8.1% and 9.4%, respectively. Excluding the impact of foreign exchange, Europe and Emerging Markets were up 10.4% and 16.6%, respectively.

Operating income for the first three quarters of 1998 increased $10.3 million from $80.3 million in 1997. Distribution operating income grew 15.8%, resulting in a 5.1% operating profit margin for the first three quarters of 1998 as compared to 5.0% in 1997. Margins grew slightly year-over-year due to higher volumes and a small increase in gross margins, partially offset by a reduction in wire and cable prices due to lower copper prices. Integration operating income for the first three quarters of 1998 improved $3.7 million from a loss of $3.1 million in 1997, due to a 62% increase in higher margin service revenues and better utilization and productivity from the engineering and technical staffs.

Operating income in North America increased 3.0% to $99.2 million for the first three quarters of 1998 when compared to 1997. Despite the strong sales growth, operating profit growth was hindered by the effects of lower copper prices on electrical wire and cable products, higher facility costs and increased headcount in pursuing greater market share. In addition, 1997 includes $3.3 million of income in Corporate due to a one-time gain on sale of assets. Operating income in Europe for the first three quarters of 1998 increased $6.6 million from $.4 million in 1997. The improvement was the result of the sales growth, improved gross margins and lower Integration operating expenses. Emerging Markets experienced a decline in operating losses from $16.4 million for the first three quarters of 1997 to $15.6 million in 1998. Operating results continue to be affected by soft market conditions in Southeast Asia and Latin America. In Asia, operating expense reductions offset the effects of lower volumes, while improved sales and expense controls in Latin America resulted in lower operating losses. Excluding the impact of foreign exchange, operating losses for Emerging Markets were down 3.6% in the first three quarters of 1998 compared to 1997.

The consolidated income tax provision on continuing operations for the first three quarters of 1998 increased to $34.8 million from $26.1 million in 1997. The increase was primarily due to higher pre-tax earnings, partially offset by a decrease in the effective tax rate from 1997. The 1998 effective tax rate of 42%, which is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible, approximates the expected overall rate for all of 1998.

FOREIGN EXCHANGE

Consolidated net foreign exchange gain or (loss) was ($4.8) million and ($.2) million for the third quarter of 1998 and 1997, respectively, and was ($7.9) million and $1.2 million for the first three quarters of 1998 and 1997, respectively. Foreign exchange losses and gains result from foreign currency transactions and the translation of the financial statements of Mexico, which operates in high inflationary economy. The majority of the 1998 foreign exchange losses were related to the Mexico operations

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and developed a plan to modify its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also assessing hardware, systems software and non-information technology ("IT") systems for Year 2000 compliance. The total Year 2000 project cost is estimated at approximately
$6.0 million, of which an estimated $1.2 million will be capitalized. To date, the Company has incurred and expensed approximately $2.0 million, primarily for assessment of the Year 2000 issue, the development of a modification plan and code modifications. The project is funded through the Company's IT budget, and represents less than six percent of that budget. The time and expense of the project has not had, and is not expected to have, a material impact on the Company's financial condition.

The company has initiated formal communications with all of its significant suppliers to confirm that their actions to be Year 2000 compliant will be sufficient to avoid any substantial disruptions in the Company's operations. The Company plans to continue to monitor this situation and as the information evolves, the Company intends to develop contingency plans if and to the extent believed to be appropriate. The Company's total Year 2000 project cost and estimates to complete that project assume no significant costs from the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee the other companies on which the Company relies will be Year 2000 compliant, and their failure to do so, could adversely impact the Company as described below.

The planning, assessment and pilot conversion phases have been completed. The remainder of the project, including verification of its effectiveness and the development of contingency plans, is estimated to be completed by September, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and upgrades to certain hardware the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The severity of a failure of the Company or key suppliers to be Year 2000 compliant would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such failures could bring the Company to a standstill. Some risks related to Year 2000 issues are beyond the control of the Company and its suppliers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems with Year 2000 issues.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the success of third parties in modifying their own systems and similar uncertainties.

The Company believes it should have no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company's belief is based on the Company's practice of giving to its customers only those warranties that the Company receives from its suppliers. To the extent such warranties are breached, liability resulting therefrom will be the ultimate responsibility of the Company's suppliers. However, there can be no guarantee that such suppliers will be able to defend and indemnify the Company. Specific factors that might cause the Company to incur liability include, but are not limited to, insolvency of its suppliers, the existence of contractual limitations on the suppliers' liability, and uncertainties regarding judicial interpretation of the law regarding implied warranties.

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

                           ANIXTER INTERNATIONAL INC.


Date: November 16, 1998             By:         /s/ Robert W. Grubbs
      -----------------                 ----------------------------------------
                                                    Robert W. Grubbs
                                         President and Chief Executive Officer

Date: November 16, 1998             By:         /s/ Dennis J. Letham
      -----------------                -----------------------------------------
                                                    Dennis J. Letham
                                            Senior Vice President - Finance
                                              and Chief Financial Officer