Form 10-K
period 1999-01-01
ANIXTER INTERNATIONAL INC
filed 1999-04-02
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934         FOR THE FISCAL YEAR ENDED JANUARY 1, 1999
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

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
                                            Yes        No  X
                                                ----      ----

The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $455,571,000 as of March 23, 1999.

At March 23, 1999, 40,950,159 shares of Registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into
Part III. This document consists of 50 pages. Exhibit List begins on page 35.

                                TABLE OF CONTENTS

PART I.                                                                      Page
                                                                             ----
Item 1.  Business of the Company ..........................................    3
Item 2.  Properties .......................................................    5
Item 3.  Legal Proceedings ................................................    5
Item 4.  Submission of Matters to a Vote of Security Holders ..............    5
          Executive Officers of the Registrant ............................    6

PART II

Item 5.  Market for the Registrant's Common Equity and Related
                    Stockholder Matters ...................................    7
Item 6.  Selected Financial Data ..........................................    7
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................    8
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .......   14
Item 8.  Consolidated Financial Statements and Supplementary Data .........   15
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ........................................   15

PART III

Item 10. Directors and Executive Officers of the Registrant ...............   35
Item 11. Executive Compensation ...........................................   35
Item 12. Security Ownership of Certain Beneficial Owners and
          Management ......................................................   35
Item 13. Certain Relationships and Related Transactions ...................   35

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K ........................................................   35

                                     PART I


ITEM 1.  BUSINESS OF THE COMPANY.

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter") and Accu-Tech Corporation and its subsidiary (collectively "Accu-Tech"). In 1998, the Company sold its remaining 19% interest in ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company. As of January 2, 1998, the Company owned approximately 19% of ANTEC which was reduced from 31% in February 1997, by the issuance of additional stock by ANTEC in connection with a merger.

         In February 1999, the Company announced the agreement to sell its North American Network Integration business which followed the sale of the European Network Integration business in the fourth quarter of 1998. As a result, the Company will no longer be in the business of providing services for the design, deployment and support ("Integration") of network infrastructures and, accordingly, this business has been reported as a discontinued operation in the financial statements.

         In June 1998, the Company purchased 100% of the outstanding common stock of Pacer Electronics, Inc., a distributor of wire and cable products along with value added services to original equipment manufacturers in the electronic industry.

         In August 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation, a networking and wiring systems specialist distributing products for data, voice, video and electrical applications.

         In 1996, the Company changed its fiscal year end from a calendar year ending December 31 to the Friday nearest December 31 and included 52 weeks in 1998 and 1997, and 53 weeks in 1996. This change did not have a significant effect on the results of operations for the year ended January 3, 1997.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For certain financial information concerning the Registrant's business segments, see Note 12 ("Business Segments") of the Notes to the Consolidated Financial Statements of this report.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

         In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. All narrative descriptions and year to year comparisons have been restated to exclude Integration.

         Anixter is a leading distributor of wiring systems for voice, data and video networks and electrical power applications in North America, Europe, Asia and Latin America. Anixter stocks and/or sells a full line of these products from a network of 98 locations in the United States, 18 in Canada, 11 in the United Kingdom, 26 in Continental Europe, 18 in Latin America, 4 in Australia, and 14 in Asia. Anixter sells approximately 54,000 products to 80,000 active customers and works with over 800 active suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, communications, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is about $1,700.

         The products distributed by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, as well as active data components for networking applications. Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks ("WANs") and enterprise networks. Anixter's products also include electrical wiring system products used for the transmission of electrical energy and control/monitoring of industrial processes.

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

         An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking, communications cabling and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 44% of the Anixter's purchases in 1998 were from its five largest suppliers.

         Anixter cost-effectively serves its customers' needs through its proprietary computer system which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of the Company's inventory and are to a certain degree specialized by broad product category. Some smaller warehouses are also maintained to provide for the local pick up needs of customers in certain cities. Anixter has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations. The combination of its information systems, distribution network and delivery partnerships, allows Anixter to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.

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

         During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, resulting in net after tax proceeds of approximately $100 million. As of January 2, 1998, and January 3, 1997, the Company's interest in ANTEC was approximately 19% and 31%, respectively. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997.

MISCELLANEOUS

         At January 1, 1999, the Company and its subsidiaries employed approximately 4,800 people in the continuing distribution business and 1,200 people in the discontinued Integration business. Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         For information concerning foreign and domestic operations and export sales, see Note 9 ("Income Taxes") and Note 12 ("Business Segments") of this report.

ITEM 2.  PROPERTIES.

         Substantially all of the Company's facilities are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 1998, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the name, age as of March 19, 1999, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.



Rod F. Dammeyer, 58        Vice Chairman of the Company since February  1998;  Chief  Executive  Officer and President
                           of the Company from January 1993 to February 1998.

John A. Dul, 38            General  Counsel of the Company  since May 1998;  Assistant  Secretary of the Company since
                           May 1995;  General Counsel and Secretary of Anixter since January 1996;  Associate  General
                           Counsel  and  Secretary  from July 1994 to January  1996;  Associate  General  Counsel  and
                           Assistant Secretary from May 1993 to July 1994.

James M. Froisland, 48     Vice  President--Controller  of the Company since February 1996; Vice  President--Corporate
                           Controller of Budget Rent a Car Corporation from March 1992 to February 1996.

Robert W. Grubbs Jr., 42   President and Chief  Executive  Officer of the Company since February  1998;  President and
                           Chief  Executive  Officer  of  Anixter  since  July 1994;  President  Anixter  U.S.A.  from
                           August 1993 to July 1994.

James E. Knox, 61          Senior Vice President--Law and Secretary of the Company since 1986.

Dennis J. Letham, 47       Chief  Financial  Officer,  Senior Vice  President--Finance  of the Company  since  January
                           1995; Chief Financial Officer, Executive Vice President of Anixter since July 1993.

Lisa Kearns Lanz, 46       Vice  President--Treasurer  of the Company since August 1997; Vice  President--Treasurer of
                           Premark  International  Inc.  from May  1994 to June  1996;  Vice  President  Planning  and
                           Analysis of Premark International, Inc. from February 1991 to May 1994.

Philip F. Meno, 40         Vice President--Taxes of the Company since May 1993.

Samuel Zell, 57            Chairman of the Board of Directors of the Company since January 1993.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in
Note 14 ("Quarterly Summary (unaudited)") of this report. As of March 23, 1999, the Registrant had 5,420 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           FISCAL YEAR
                                              -------------------------------------------------------------------
                                                  1998          1997          1996          1995          1994
                                              -----------   -----------   -----------   -----------   -----------
Results of operations:
   Sales                                      $   2,348.5   $   2,090.9   $   1,816.5   $   1,659.1   $   1,312.1
   Operating income                           $      87.0   $      91.1   $      62.2   $      51.6   $      35.4
   Interest expense and other, net            $     (34.8)  $     (28.5)  $     (24.0)  $     (19.2)  $     (24.6)
   Gain on ANTEC investment                          24.3           2.2           4.1          (0.6)          7.9
   Non-recurring items, net (a)                        --            --            --            --          59.0
   Marketable equity securities losses,
     principally write-downs (b)                       --            --            --          (3.0)        (39.6)
   Income from continuing operations                 44.7          37.4          22.6          11.7          28.6
   Income from discontinued operations               20.9           7.9          13.5          27.4         218.3
   Net income                                        65.6          45.3          36.1          39.1         246.9
   Basic income per common share (c):
     Continuing operations                    $      1.00   $      0.79   $      0.46   $      0.21   $      0.45
     Basic net income per common share               1.46          0.95          0.73          0.71          3.85
   Diluted income per common share (c):
     Continuing operations                    $      0.99   $      0.78   $      0.45   $      0.21   $      0.44
     Diluted net income per common share             1.45          0.95          0.72          0.70          3.84
Financial position at year-end:
   Total assets                               $   1,321.8   $   1,333.6   $   1,182.5   $   1,131.4   $   1,090.5
   Total debt                                 $     543.6   $     468.8   $     468.4   $     333.7   $     280.5
   Stockholders' equity (d) (e)               $     411.5   $     477.0   $     435.5   $     449.0   $     543.9
   Diluted book value per common share (c)    $      9.09   $      9.98   $      8.72   $      8.05   $      8.46
   Diluted common shares (in thousands) (c)        45,263        47,775        49,949        55,784        64,301
   Year end outstanding shares                     41,878        47,297        48,007        52,488        58,852

Notes:

(a) The non-recurring items in 1994 include a $48.2 million pre-tax gain on the May 1994 public offering of shares of common stock of ANTEC and a $10.8 million pre-tax gain relating to ANTEC's issuance of common stock in connection with an acquisition in November 1994.

(b) In 1994, the Company wrote down the value of its investments in marketable equity securities by $34.4 million. The remaining $5.2 million pre-tax charge in 1994 relates to the loss on sale of the Company's investment in Catellus. The remaining marketable securities were sold in 1995 resulting in a pre-tax loss of $3.0 million.

(c) All shares and per share data have been adjusted to reflect the dividend paid in the form of a two-for-one stock split on October 25, 1995.

(d) Stockholders' equity reflects treasury stock purchases and common stock repurchase commitments of $101.8 million, $14.2 million, $52.1 million, $152.6 million, and $138.9 million in 1998, 1997, 1996, 1995, and 1994, respectively.

(e) Stockholders' equity includes unrealized after tax gains (losses) on marketable equity securities available-for-sale of $19.8 million and $(7.2) million at January 2, 1998 and December 31, 1994, respectively.

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

         In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. In February 1999, the Company announced the agreement to sell its North American Network Integration business which followed the sale of the European Network Integration business in the fourth quarter of 1998. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 17 to 34 of this Report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

         Recapitalization Program: In 1990, the Company began a program of modifying its capital structure by reducing certain senior and subordinated debt and repurchasing common stock. In the intervening years, the Company also implemented a program of selling or otherwise monetizing certain assets to fund the recapitalization program. Since the program began, the Company has used proceeds to eliminate all debt at the parent company, temporarily reduce borrowings at the subsidiary level and to repurchase approximately $838 million of outstanding common stock. The financial liquidity and capital resources in 1998 and 1997 reflect the impact of the Company's recapitalization program.

         ANTEC Investment: During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, resulting in net after tax proceeds of approximately $100 million. As of January 2, 1998, the Company's interest in ANTEC was approximately 19%. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997.

         Discontinued Operations and Assets held for Sale: In the fourth quarter of 1998, the Integration segment was classified as a discontinued operation. Income from discontinued operations was $7.7 million in 1998 versus $7.9 million in 1997. Sales increased 3% over 1997, as North America improved 5% and Asia Pacific increased 21%. Excluding Europe, which was sold in the fourth quarter of 1998, sales increased 6%. Operating income increased 26% to $25.2 million in 1998 from $20.0 million in 1997. Improved gross margins and lower operating costs in North America, coupled with a reduction in operating losses due to the sale of the European business, led to the improvement.

         Signal Capital and other miscellaneous assets have been classified as assets held for sale since their acquisition in 1988. Subsequently, the Company sold or liquidated $1.4 billion of the Signal portfolio. As of January 1, 1999, the Signal portfolio has been liquidated in all material respects. In the first half of 1998, the Company sold certain other remaining assets held for sale for approximately $43 million, resulting in an after tax gain of $13.2 million.

         Cash flow from discontinued operations increased to $44.5 million in 1998 from $17.7 million in 1997. The increase is a result of the disposal of certain assets held for sale and sale of the European Integration business, partially offset by higher operating working capital investments. The anticipated sale of the North American Integration segment is expected to generate approximately $200 million in cash in the second quarter of 1999.

         In 1995 the Company sold its investment in Energy for $72.6 million. Proceeds were used to reduce debt or to repurchase the Company's common stock.

Cash Flow

         Year ended January 1, 1999: Consolidated net cash used by continuing operating activities was $42.9 million in 1998 compared to $43.4 million provided in 1997. Cash used by continuing operating activities increased primarily as the result of the timing of inventory payments and a decline in operating net income. Consolidated net cash provided by investing activities was $39.4 million in 1998 versus $51.1 million used in 1997. The increase in proceeds by investing activities resulted from the sale of the investment in ANTEC for $104.3 million. This was partially offset by the acquisition of Pacer Electronics, Inc. for $38.1 million. In 1997, the Company purchased Accu-Tech for $27.6 million in cash and assumed $15.2 million of additional debt. Capital expenditures were $26.4 million and $22.5 million in 1998 and 1997, respectively. Capital expenditures are expected to be approximately $20 million in 1999. Consolidated net cash used by financing activities was $31.1 million for 1998 in comparison to $17.6 million in 1997. The change resulted from $101.8 million being used to purchase treasury stock in 1998 compared to $14.2 million in 1997. Net proceeds from the issuance of long term debt was $72.2 million in 1998 versus a net paydown of $5.4 million in 1997. Proceeds were used to fund higher working capital requirements.

         Year ended January 2, 1998: Consolidated net cash provided by continuing operating activities was $43.4 million in 1997 compared to $47.3 million used in 1996. Cash provided by continuing operating activities increased primarily as the result of the timing of inventory payments and an increase in net income. Consolidated net cash used by investing activities was $51.1 million in 1997 versus $22.8 million in 1996. In 1997, the Company purchased Accu-Tech for $27.6 million in cash and assumed $15.2 million of additional debt. Capital expenditures were $22.5 million and $ 22.8 million in 1997 and 1996, respectively. Consolidated net cash used by financing activities was $17.6 million for 1997 in comparison to $83.1 million provided in 1996. The net change in borrowings in 1997 was a paydown of $5.4 million, versus an increase in long term debt of $161.1 million in 1996. Treasury stock purchases declined to $14.2 million in 1997 from $75.5 million in 1996.

         Interest Expense: Interest expense from continuing operations was $31.7 million, $27.9 million and $26.2 million for 1998, 1997 and 1996, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 40% of debt obligations at January 1, 1999, is fixed or capped. The impact of interest rate swaps and caps for 1998, 1997 and 1996, was to increase interest expense by approximately $.5 million, $.8 million and $.9 million, respectively.

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

         In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100 million of these notes due September 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. Proceeds of the offering were used to reduce the amount of debt outstanding under Anixter's revolving line of credit.

         At January 1, 1999, $149 million was available under the bank revolving lines of credit at Anixter and Accu-Tech, of which $11 million was available to the Company for general corporate purposes.

         In the first quarter of 1999, the Company repurchased one million shares at an average cost of $12.46.

NOL Carryforwards

         As of January 1, 1999, the Company had no NOL or ITC carryforwards for federal income tax purposes due to the sale in 1994 of the Company's rail car leasing business which exhausted virtually all carryforwards in 1994. The Company's federal income tax returns through 1995 have been examined by the Internal Revenue Service. The Company's recorded tax reserves were adequate to cover the asserted deficiencies.

         At January 1, 1999, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $139.3 million which are subject to various tax provisions of each respective country. Approximately $40.6 million of this amount expires between 1999 and 2008 and $98.7 million of the amount has an indefinite life.

Liquidity Considerations and Other

         Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

RESULTS OF OPERATIONS

         The Company has experienced increased sales due to the continued growth of the North American communications and electrical wire and cable businesses, along with its continuing worldwide expansion. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's future performance could be affected by economic downturns and possible rapid changes in applicable technologies.

         During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, which resulted in a pre-tax gain of $24.3 million. In 1997, the Company reported its investment in ANTEC at fair value, with all net unrealized gains and losses recorded in stockholders' equity. Consolidated results for 1996 include ANTEC as an equity investment in the results of operations.

         Year ended January 1, 1999: Income from continuing operations was $44.7 million in 1998 compared with $37.4 million in 1997. The results were favorably impacted by a 12% growth in sales and the $24.3 million gain on the 1998 ANTEC stock sale noted above.

         Net sales grew by 12% to $2.3 billion. The North American continuing operations experienced a 16% growth to $1.7 billion from $1.5 billion in 1997. Improvement was a result of continued growth in demand for all major product sets. In addition, $93 million of the $227 million overall increase in 1998 sales is attributed to the inclusion of a full year for Accu-Tech which was acquired in August 1997 and Pacer Electronics, Inc. which was purchased in June 1998. Lower copper prices resulted in lower sales prices, hindering the growth of the Wire and Cable business. In Europe, sales of $518.1 million represented growth of 6% as compared to 14% in 1997. The slowdown in sales growth is largely attributed to soft sales growth in the U.K., Asia Pacific and Latin America net sales were essentially flat to last year at $147.2 million. Excluding the effect of changes in exchange rates, net sales grew 10%. Significant volume growth in Latin America was offset by a decline in Asia Pacific, which was negatively impacted by poor economic conditions in Southeast Asia.

         Net sales by major market are presented in the following table:

                             YEARS ENDED
                             -----------
                        JANUARY 1,   JANUARY 2,
                           1999       1998
                         --------   --------
(In millions)
North America            $1,683.2   $1,456.4
Europe                      518.1      487.0
Asia and Latin America      147.2      147.5
                         --------   --------
                         $2,348.5   $2,090.9
                         ========   ========

         In 1998, operating income decreased to $87.0 million from $91.1 million in 1997. Gross margin declined to 24.5% in 1998 from 25.0% in 1997. The decline was primarily a result of unfavorable inventory costing adjustments in Latin America, poor economic conditions in Southeast Asia and planned price reductions in North American communications in pursuit of greater market share. Operating expenses as a percent of sales increased slightly from 20.3% in 1997 to 20.5% in 1998. In 1998, the Company incurred $3.2 million of expenses for the consolidation and relocation of certain distribution and office facilities in Europe to improve future productivity and lower costs. In addition, in 1997, $7.1 million of income was realized on the sale of an investment in a start-up telecommunications company and management fees relating to the collection of certain receivables. Excluding these unusual items, operating expenses as a percentage of sales continued to improve, declining from 20.7% in 1997 to 20.4% in 1998. Improvement primarily relates to headcount reductions in Asia Pacific and Europe, partially offset by increased operating expenses in North America.

         In North America, operating margins declined to 5.6% in 1998 from 6.8% in 1997. Excluding the $7.1 million increase noted in the paragraph above, 1997 operating margin was 6.3%. North American communications margins declined, resulting from the effects of lower copper prices on electrical wire and cable products, higher facility costs and increased headcount in pursuing greater market share. Europe operating margins improved from 2.2% in 1997 to 2.5% in 1998. Excluding the $3.2 million consolidation and relocation costs noted above, 1998 operating margin was 3.1%. The improvement resulted from reductions in headcount and improved gross margins due to lower costs and favorable inventory adjustments. Asia and Latin America continued to operate at a loss on flat sales due to the poor economy in Southeast Asia and unfavorable year end inventory adjustments in Latin America.

         Operating income (loss) by major market is presented in the following table:

                              YEARS ENDED
                              -----------
                         JANUARY 1,  JANUARY 2,
                           1999         1998
                         -------      -------
(In millions)
North America            $  94.7      $  99.0
Europe                      12.9         10.7
Asia and Latin America     (20.6)       (18.6)
                         -------      -------
                         $  87.0      $  91.1
                         =======      =======

         Consolidated interest expense increased to $31.7 million in 1998 from $27.9 million in 1997. The increase resulted from higher working capital requirements. Foreign exchange and other expense rose to $3.1 million in 1998 from $.6 million in 1997. The increase primarily relates to the third quarter devaluation of the Mexican peso.

         The 1998 effective income tax rate on continuing operations was 41.6% as compared with 42.3% in 1997. The effective tax rate exceeds the combined federal and state rate of approximately 40% primarily as a result of non-tax-deductible goodwill amortization and start-up losses in some foreign countries where there is no current year benefit. Both of these effects are reduced by the reassessment and adjustment of prior year tax accounts.

         Year ended January 2, 1998: Income from continuing operations was $37.4 million in 1997 compared with $22.6 million in 1996. The results for 1997 were favorably impacted by a 15% growth in revenues and a reduction in operating expenses as a percentage of sales as further described below.

         Net sales grew by 15% to $2.1 billion. The North American communications business experienced a 16% growth to $1.5 billion from $1.3 billion in 1996. Improvement was a result of continued growth in demand for all major product sets. Wire and Cable sales growth slowed down in the second half of the year due to lower copper prices. In Europe, sales of $487.0 million represented growth of 15% as compared to a 1% decline in 1996. The improved sales growth is a result of higher demand for all product sets, continued expansion and increased market penetration. Sales growth in 1996 was negatively impacted by efforts to build the discontinued network integration capabilities and reorganization of the salesforce. Asia Pacific and Latin America sales increased by a combined 7% to $147.5 million due to increased market penetration and expansion within these areas.

         Net sales by major market are presented in the following table:

                                    YEARS ENDED
                                    -----------
                           JANUARY 2,            JANUARY 3,
                              1998                  1997
                            --------              --------
(In millions)
North America                $1,456.4             $1,253.6
Europe                         487.0                 425.2
Asia and Latin America         147.5                 137.7
                            --------              --------
                            $2,090.9              $1,816.5
                            ========              ========

         In 1997, operating income increased to $91.1 million from $62.2 million in 1996. Gross margins declined to 25.0% in 1997 from 26.2% in 1996. The decline was primarily a result of unfavorable inventory adjustments in Europe and pricing pressures in several foreign markets due to the unfavorable effects of the stronger U.S. dollar. Operating expenses as a percent of sales improved to 20.3% in 1997 from 22.4% in 1996, in large part due to better utilization of the staff and other resources that were put into place in 1996 to support the evolution of the discontinued Integration business. In addition, the Company realized $7.1 million of income primarily related to a gain on the sale of an investment in a start-up telecommunications company and management fees relating to the collection of certain receivables.

         In North America, operating margins improved due to a combination of higher sales and reduction in corporate overhead in 1997. Europe operating profit decreased 52% to $10.7 million in 1997 primarily due to a $2.6 million increase in corporate allocations and $2.6 million in inventory-related charges. In Asia Pacific and Latin America, operating losses declined $1.5 million to an $18.6 million loss. In Latin America, higher volume driven gross profits were partially offset by an increase in corporate allocations of $1.4 million and by a 44% overall increase in headcount. While sales volume was down in Asia Pacific, the effect of changes in exchange rates lead to an improved operating margin.

         Operating income (loss) by major market is presented in the following table:

                                   YEARS ENDED
                                   -----------
                            JANUARY 2,            JANUARY 3,
                               1998                  1997
                            ---------             ----------
(In millions)

North America                $ 99.0               $ 59.9
Europe                         10.7                  22.4
Asia and Latin America        (18.6)                (20.1)
                             ------                ------
                             $ 91.1                $ 62.2
                             ======                ======

         Consolidated interest expense rose to $27.9 million in 1997 from $26.2 million in 1996. The increase was a result of higher working capital levels and the replacement of $100 million of short term borrowings with an average cost of 6.3% in 1996 with seven year term 8% Senior Notes.

         The 1997 effective income tax rate was 42.3% as compared with 46.6% in 1996. The effective tax rate exceeds the combined federal and state rate of approximately 40% primarily as a result of non-tax deductible goodwill amortization and start-up losses in some foreign countries where there is no current year benefit.

         Impact of Year 2000: Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment, made upgrades to the mainframe operating system and modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also assessing PC hardware and software systems and non-information technology systems for Year 2000 compliance. The total Year 2000 project cost is estimated at approximately $5.0 million. To date, the Company has incurred and expensed approximately $2.4 million, primarily for assessment of the Year 2000 issue, mainframe operating system upgrades and code modifications. The project is funded through the Company's information technology budget, and represents less than six percent of that budget. The time and expense of the project has not had, and is not expected to have, a material impact on the Company's financial condition.

         The Company has initiated formal communications with all of its significant suppliers to confirm their Year 2000 compliance actions to be sufficient to avoid any substantial disruptions in the Company's operations. The Company has put a team together to continue to monitor this situation as the information evolves. The Company believes most of the responses have been designed to provide legal protection to the respondent as opposed to supplying direct and reliable information; as such the Company makes no claim as to the reliability of these responses. The Company intends to develop contingency plans if and to the extent believed to be appropriate. The Company's total Year 2000 project cost and estimates to complete that project assume no significant costs from the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee the other companies on which the Company relies will be Year 2000 compliant, and their failure to do so could adversely impact the Company as described below.

         The planning, assessment, and execution of substantially all of the mainframe operating system upgrades and code modifications have been completed. The remainder of the project, including verification of its effectiveness, PC hardware and software upgrades, and the development of contingency plans, is estimated to be complete by September 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and upgrades to certain hardware the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

         For the Company's foreign subsidiaries, the functional currency is the local currency. The cumulative translation effect for the subsidiaries is included in the accumulated other comprehensive income in stockholders' equity. The Company uses foreign currency forward exchange contracts, which typically expire within one year, to hedge transaction exposure related to United States dollar-denominated assets and liabilities. Realized gains and losses on these contracts are recognized in the same period as the hedged transaction. The Company had foreign exchange forward contracts on hand at January 1, 1999 and January 2, 1998 of $32.7 million and $26.8 million, respectively.

         The Company has entered into interest rate agreements which effectively fix or cap the LIBOR component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 40% and 75% of debt obligations at January 1, 1999 and January 2, 1998, respectively, are fixed or capped. See note 1, "Interest Rate Agreements," and Note 7, "Debt," of the consolidated financial statements for further detail on interest agreements and debt obligations outstanding.

         The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming the following: (i) a 1 percentage point adverse change in interest rates and (ii) a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would increase interest expense by $2.8 million and foreign exchange losses by $3.5 million. The effect of the interest change on the fair market value of the outstanding debt is insignificant. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company's financial structure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                    PAGE
                                                                    ----
Report of Independent Auditors                                       16
Consolidated Statement of Operation                                  17
Consolidated Balance Sheet                                           18
Consolidated Statement of Cash Flows                                 19
Consolidated Statement of Stockholders' Equity                       20
Notes to the Consolidated Financial Statements                       21
Summary Quarterly Financial Information (Unaudited)                  34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

         We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 1, 1999, and January 2, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 1, 1999, and January 2, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP

Chicago, Illinois
February 22, 1999

                           ANIXTER INTERNATIONAL INC.

                       CONSOLIDATED STATEMENT OF OPERATION

                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                           1999         1998         1997
                                                        ---------    ---------    ---------
   Net sales                                            $ 2,348.5    $ 2,090.9    $ 1,816.5
   Cost of operations:
      Cost of products sold                               1,772.9      1,568.6      1,340.2
      Operating expenses                                    481.5        424.9        408.0
      Amortization of goodwill                                7.1          6.3          6.1
                                                        ---------    ---------    ---------
              Total costs and expenses                    2,261.5      1,999.8      1,754.3
                                                        ---------    ---------    ---------
   Operating income                                          87.0         91.1         62.2
   Other (expenses) income:
      Interest expense                                      (31.7)       (27.9)       (26.2)
      Gain on ANTEC investment                               24.3          2.2          4.1
      Other                                                  (3.1)         (.6)         2.2
                                                        ---------    ---------    ---------
   Income before income taxes                                76.5         64.8         42.3
   Income tax expense                                        31.8         27.4         19.7
                                                        ---------    ---------    ---------
   Income from continuing operations                         44.7         37.4         22.6
   Discontinued operations:
      Income from operations                                  7.7          7.9         13.5
      Net gain on disposal of discontinued operations        13.2           --           --
                                                        ---------    ---------    ---------
   Net income                                           $    65.6    $    45.3    $    36.1
                                                        =========    =========    =========

Basic income per common share:
   Continuing operations                                $    1.00    $    0.79    $    0.46
   Discontinued operations                                   0.46         0.16         0.27
                                                        ---------    ---------    ---------
   Net income                                           $    1.46    $    0.95    $    0.73
                                                        =========    =========    =========

Diluted income per common share:
   Continuing operations                                $    0.99    $    0.78    $    0.45
   Discontinued operations                                   0.46         0.17         0.27
                                                        ---------    ---------    ---------
   Net income                                           $    1.45    $    0.95    $    0.72
                                                        =========    =========    =========

             See accompanying notes to the consolidated statements.

                           ANIXTER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 1,  JANUARY 2,
                                                                1999        1998
                                                              --------    --------
                                ASSETS

Current assets:
   Cash                                                       $   20.5    $   10.6
   Accounts receivable, (less allowances
  of $11.0 in 1998 and $10.0 in 1997)                            455.9       405.9
   Inventories                                                   417.2       394.4
   Income taxes receivable                                         5.1          --
   Other assets                                                    8.4        11.2
                                                              --------    --------
              Total current assets                               907.1       822.1
Property and equipment, at cost                                  144.1       129.9
Accumulated depreciation                                         (86.5)      (76.8)
                                                              --------    --------
              Net property & equipment                            57.6        53.1
Goodwill (less accumulated amortization of
  $71.0 in 1998 and $63.9 in 1997)                               233.8       203.1
Net assets of discontinued operations                             87.3        96.3
Investment in ANTEC                                                 --       112.0
Other assets                                                      36.0        47.0
                                                              --------    --------

                                                              $1,321.8    $1,333.6
                                                              ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  246.7    $  239.6
   Accrued expenses                                               94.3        86.8
   Income taxes payable                                             --        13.5
                                                              --------    --------
              Total current liabilities                          341.0       339.9
Deferred income taxes                                             15.0        34.5
Other liabilities                                                  7.6         6.5
Long-term debt                                                   543.6       468.8
                                                              --------    --------
              Total liabilities                                  907.2       849.7
Minority interest                                                  3.1         6.9
Stockholders' equity:
   Common stock--$1.00 par value, 100,000,000 shares
     authorized, 41,877,659 and 47,297,052 shares
     issued and outstanding in 1998 and 1997, respectively        41.8        47.3
   Capital surplus                                                  --        47.1
   Accumulated other comprehensive income                        (39.7)       (7.3)
   Retained earnings                                             409.4       389.9
                                                              --------    --------
              Total stockholders' equity                         411.5       477.0
                                                              --------    --------
                                                              $1,321.8    $1,333.6
                                                              ========    ========



        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (IN MILLIONS)

                                                                  YEARS ENDED
                                                        ----------------------------------
                                                        JANUARY 1,  JANUARY 2,  JANUARY 3,
                                                          1999        1998        1997
                                                        --------    --------    --------
Operating activities:
   Net Income                                           $   65.6    $   45.3    $   36.1
   Adjustments to reconcile income from
     continuing operations to net cash
     (used) provided by continuing operating
     activities:
         Income from discontinued operations               (20.9)       (7.9)      (13.5)
         Gain on ANTEC investment                          (24.3)       (2.2)       (4.1)
         Depreciation and Amortization                      26.8        26.1        23.7
         Deferred income taxes                              (7.4)      (13.8)       (4.4)
         Changes in assets and liabilities:
            Accounts receivable                            (41.7)      (64.1)      (20.8)
            Inventory                                      (17.8)      (46.3)      (22.6)
            Accounts payable and accruals                  (10.0)      110.9       (39.3)
            Other, net                                     (13.2)       (4.6)       (2.4)
                                                        --------    --------    --------
               Net cash (used) provided by continuing
                 operating activities                      (42.9)       43.4       (47.3)
                                                        --------    --------    --------
Investing activities:
   Capital Expenditures                                    (26.4)      (22.5)      (22.8)
   Acquisition of businesses                               (38.1)      (28.6)         --
   Proceeds from sale of ANTEC                             104.3          --          --
   Other, net                                               (0.4)         --          --
                                                        --------    --------    --------
               Net cash provided (used) by continuing
                 investing activities                       39.4       (51.1)      (22.8)
                                                        --------    --------    --------
Financing activities:
   Proceeds from long-term borrowings                    1,348.4     1,304.1     1,191.1
   Repayment of long-term borrowings                    (1,276.2)   (1,309.5)   (1,030.0)
   Proceeds from issuance of common stock                    3.1         3.5         4.8
   Purchase of treasury stock                             (101.8)      (14.2)      (75.5)
   Other, net                                               (4.6)       (1.5)       (7.3)
                                                        --------    --------    --------
               Net cash (used) provided in continuing
                 financing activities                      (31.1)      (17.6)       83.1
                                                        --------    --------    --------
Cash provided by (used in) discontinued
               operations                                   44.5        17.7        (5.3)
                                                        --------    --------    --------
Cash provided (used)                                         9.9        (7.6)        7.7
Cash at beginning of year                                   10.6        18.2        10.5
                                                        --------    --------    --------
Cash at end of year                                     $   20.5    $   10.6    $   18.2
                                                        ========    ========    ========



        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (IN MILLIONS)

                                                                           ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME
                                                                        -------------------------
                                                                                       UNREALIZED
                                                                                        GAINS ON
                                                                        CUMULATIVE     MARKETABLE
                                   COMMON      CAPITAL      RETAINED    TRANSLATION      EQUITY     COMPREHENSIVE
                                   STOCK       SURPLUS      EARNINGS    ADJUSTMENTS    SECURITIES      INCOME
                                  -------      -------      --------    -----------    ----------   -------------
Balance at December 31, 1995       $ 52.5       $ 99.9       $308.5        $(11.8)       $   --

Net income                             --           --         36.1            --            --       $ 36.1
Other comprehensive income:
Foreign currency
  translation adjustments              --           --           --          (2.3)           --         (2.3)
                                                                                                      ------

Comprehensive income                                                                                  $ 33.8
                                                                                                      ======

Issuance of common stock              0.2          4.6           --            --            --
Purchase and retirement
  of treasury stock                  (4.7)       (47.4)          --            --            --
                                   ------       ------       ------        ------        ------
Balance at January 3, 1997           48.0         57.1        344.6         (14.1)           --

Net income                             --           --         45.3            --            --       $ 45.3
Other comprehensive income:
Foreign currency
  translation adjustments              --           --           --         (13.0)           --        (13.0)
Change in unrealized gain
  on marketable equity
  securities (net of tax of
  $12.2 million)                       --           --           --            --          19.8         19.8
                                                                                                      ------

Comprehensive income                                                                                  $ 52.1
                                                                                                      ======

Issuance of common stock               .3          3.2           --            --            --
Purchase and retirement
  of treasury stock                  (1.0)       (13.2)          --            --            --
                                   ------       ------       ------        ------        ------

Balance at January 2, 1998           47.3         47.1        389.9         (27.1)         19.8

Net income                             --           --         65.6            --            --       $ 65.6
Other comprehensive income:
Foreign currency
  translation adjustments              --           --           --         (12.6)           --        (12.6)
Change in unrealized gain
  on marketable equity
  securities (net of tax of
  $12.2 million)                       --           --           --            --         (19.8)       (19.8)
                                                                                                      ------

Comprehensive income                                                                                  $ 33.2
                                                                                                      ======

Issuance of common stock               .1          3.0                         --            --           --
Purchase and retirement
  of treasury stock                  (5.6)       (50.1)       (46.1)           --            --
                                   ------       ------       ------        ------        ------

Balance at January 1, 1999         $ 41.8      $   --        $409.4        $(39.7)       $   --
                                   ======       ======       ======        ======        ======


        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                           ANIXTER INTERNATIONAL INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION: Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in providing networking and cabling solutions for private network infrastructure requirements through Anixter Inc. and its subsidiaries (collectively "Anixter") and Accu-Tech Corporation and its subsidiary (collectively, "Accu-Tech"). In 1998, the Company sold its remaining 19% interest in ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company.

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 52 weeks in 1998 and 1997 and 53 weeks in 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain amounts for prior years have been reclassified to conform to the current year presentation.

         INVENTORIES: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method.

         PROPERTY AND EQUIPMENT: Capital expenditures, primarily equipment, are recorded at cost and depreciated on the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the term of the related lease. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

         GOODWILL: Goodwill primarily relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The Company continually reviews goodwill to assess recoverability from estimated undiscounted future cash flows at the aggregate business unit level. Goodwill is amortized on a straight-line basis over 40 years.

         INVESTMENT IN ANTEC: In 1998, the Company sold its remaining 7.1 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $100 million and an after tax gain of $14.6 million. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction, the Company's ownership interest in ANTEC was reduced to approximately 19%, which resulted in the cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after tax gain. As of January 2, 1998, the market value of the Company's investment in ANTEC was $112.0 million. The Company reported its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, were recorded in stockholders' equity until realized.

         INTEREST RATE AGREEMENTS: In addition to the fixed rate 8.0% Senior Notes and the 6.6% bonds, the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the LIBOR component of an interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 40% and 75%, of debt obligations at January 1, 1999, and January 2, 1998, respectively, is fixed or capped. At January 1, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $25 million. This swap agreement obligated the Company to pay a fixed rate of approximately 6.1% through January 2003. At January 1, 1999 and January 2, 1998, the Company also had one interest rate collar agreement with a notional amount of $50 million which entitled the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.5%. In addition, the Company is required to pay the bank the difference between 6.3% and the floating rate when it is below 5.3%. This interest rate collar matures in January 2002. At January 1, 1999 and January 2, 1998, the Company had three additional interest rate swap agreements outstanding with a notional amount aggregating $100 million that obligated the Company to pay a fixed rate of approximately 6.1% through July 2000. At January 2, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligated the Company to pay a fixed rate of 6.0% through June 1998. At January 2, 1998, the Company had interest rate cap agreements outstanding with notional amounts aggregating $50 million. These interest rate cap agreements effectively entitled the Company to receive from the lenders the amount by which the LIBOR component of the interest payments exceeded 7.5% of its floating rate debt of $50 million. Payments received as a result of the interest rate cap agreements were recognized as a reduction of interest expense. The fair value, which is the estimated amount at the current interest rate that the Company would pay or receive to enter into similar interest rate agreements on the reporting date, of all of the Company's interest rate agreements at January 1, 1999, and January 2, 1998, is $3.8 million and $0.8 million, respectively. The impact of interest rate agreements for the fiscal years 1998, 1997 and 1996, was to increase interest expense by approximately $.5 million, $.8 million and $.9 million, respectively. The Company does not enter into interest rate transactions for speculative purposes.

         FOREIGN CURRENCY FORWARD CONTRACTS: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1998, 1997 and 1996. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At January 1, 1999, and January 2, 1998, the Company had approximately $32.7 million and $26.8 million, respectively, in foreign currency forward contracts outstanding.

         REVENUE RECOGNITION: Sales and related cost of sales are recognized primarily upon shipment of products.

         ADVERTISING AND SALES PROMOTION: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $13.3 million, $13.7 million and $9.5 million in 1998, 1997 and 1996, respectively.

         INCOME TAXES: Provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         Comprehensive income: In 1998, the Company adopted Statement Of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the disclosure of comprehensive income and its components, as defined, be reported in a financial statement. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on marketable equity securities, and is presented in the Company's Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

         Industry Segment and Operations by Geographic Areas: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the 1998 presentation. Prior to 1998, the Company had been investing in the business of providing services for the design, deployment, and support of network infrastructures. Beginning in 1998, in order to align its business segments with the strategic focus of the Company, operating results were reported in two segments. The larger segment, Distribution, sells specialty wire and cable and structured wiring from top suppliers to contractors, installers, and end-users, including manufacturers, natural resource companies, utilities, and original equipment manufacturers. The smaller segment, Integration, sold products and services for the assessment, design, implementation and support of networking technologies to end-users. In the fourth quarter of 1998, management decided to exit the Integration business. Consequently, the European Network Integration business was sold in the fourth quarter of 1998, followed by the announcement of our agreement to sell the North America Network Integration business in February 1999. The sale is expected to be completed in the second quarter of 1999. The effect of these transactions has resulted in the Integration segment of the Company being reported as a discontinued operation of a segment of a business in these financial statements. See footnote 12 "Business Segments" for further segment information.

         Pension Disclosure: In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits." This statement standardizes the disclosure requirements for pensions and other post-retirement benefits. Prior years' information has been restated to conform with the requirements of this statement.

         Accounting for Derivatives Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2.  INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

                                              1998              1997              1996
                                            -------            -------          -------
Numerator (in millions):
  Income from continuing operations
                                            $  44.7            $  37.4          $  22.6
                                            =======            =======          =======
Denominator (in thousands):
  Basic common shares outstanding            44,877             47,533           49,717
Effect of dilutive securities:
  Stock options and warrants                    386                242              232
                                            -------            -------          -------
Dilutive potential common shares             45,263             47,775           49,949
                                            =======            =======          =======
Basic income per share
  from continuing operations                $  1.00            $   .79          $   .46
Diluted income per share from
  continuing operations                     $   .99            $   .78          $   .45

NOTE 3.  DISCONTINUED OPERATIONS

         In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. In February 1999, the Company announced the agreement to sell its North American Network Integration business which followed the sale of the European Network Integration business in the fourth quarter of 1998. The sale of the North American Network Integration business is expected to be completed in the second quarter of 1999 at which time management projects a gain to be recorded. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

         In the first half of 1998, the Company sold certain of its discontinued assets resulting in an aftertax gain of $13.2 million.

         Net sales and income from discontinued operations are as follows:

In Millions

                                                              YEARS ENDED
                                           JANUARY 1,          JANUARY 2,          JANUARY 3,
                                              1999                1998               1997
                                            --------            --------            --------
   Net sales                                $  735.2            $  714.3            $  658.8
   Costs and expenses                         (710.0)             (694.3)             (632.6)
                                            --------            --------            --------
   Operating income                             25.2                20.0                26.2
   Gain on sale of assets                       22.0                   --                  --
   Net interest expense and other               (4.8)               (5.3)               (3.7)
   Income tax expense                          (21.5)               (6.8)               (9.0)
                                            --------            --------            --------
   Income from discontinued operations      $   20.9            $    7.9            $   13.5
                                            ========            ========            ========

NOTE 4.  ACQUISITION OF PACER ELECTRONICS, INC. AND ACCU-TECH CORPORATION

         In June 1998, the Company purchased Pacer Electronics, Inc. ("Pacer") for approximately $38 million. Pacer is an electrical and data cabling distributor largely centered in the Northeast portion of the United States, with additional locations in North Carolina, Florida and California. The majority of Pacer's sales come from the sale of wire, cable, connectors and related products and value added services to original equipment manufacturers in the electronic industry.

         In August 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation for $27.6 million in cash and assumed $15.2 million of debt. Accu-Tech Corporation is a networking and wiring specialist distributing products for data, voice, video and electrical applications.

         Both the Pacer acquisition and the Accu-Tech Corporation acquisition were accounted for using the purchase method of accounting. Had these acquisitions occurred at the beginning of their respective years of acquisition, the impact on the Company's operating results would not have been significant.

NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

         At January 1, 1999, and January 2, 1998, the Company had an ownership interest of approximately 99% in Anixter Inc., which is included in the consolidated financial statements of the Company. The following summarizes the financial information of Anixter Inc. and reflects the Integration segment of the Company as a discontinued operation:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                JANUARY 1,     JANUARY 2,
                                                  1999           1998
                                                --------       --------
(In millions)

Assets:
  Current assets                                $  863.0       $  788.4
  Property, net                                     54.6           49.9
  Goodwill                                         212.1          181.1
  Net assets of discontinued operations             98.3           96.3
  Other assets                                      38.2           35.2
                                                --------       --------
                                                $1,266.2       $1,150.9
                                                ========       ========

Liabilities and Stockholders' Equity:
  Current liabilities                           $  328.4       $  310.3
  Other liabilities                                 14.1           15.9
  Long-term debt                                   524.1          450.4
  Subordinated notes payable to parent               7.0           19.0
 Stockholders' equity                              392.6          355.3
                                                --------       --------
                                                $1,266.2       $1,150.9
                                                ========       ========

                                  ANIXTER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION

                                                    YEARS ENDED
                                                    -----------
                                             JANUARY 1,      JANUARY 2,
                                                1999           1998
                                              --------       --------
(In millions)
Net sales                                     $2,240.2       $2,063.5
Operating income                              $   84.3       $   84.0
Income before income tax expense              $   46.7       $   54.1
Income from continuing operations             $   15.7       $   30.1
Net income                                    $   25.0       $   33.8

NOTE 6.  ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                        JANUARY 1,   JANUARY 2,
                                                          1999         1998
                                                        -------       -------
(In millions)

Salaries and fringe benefits                            $  60.3       $  58.3
Interest                                                    5.9           6.4
Other                                                      28.1          22.1
                                                        -------       -------
                                                        $  94.3       $  86.8
                                                        =======       =======
NOTE 7.  DEBT

         Debt is summarized below:

                                                        JANUARY 1,   JANUARY 2,
                                                          1999          1998
                                                        -------       -------
(In millions)
Bank revolving lines of credit                          $ 435.9       $ 357.1
8% Senior notes                                           100.0         100.0
Other                                                       7.7          11.7
                                                        -------       -------
         Total debt                                     $ 543.6       $ 468.8
                                                        =======       =======

         Anixter and Accu-Tech have various revolving bank lines of credit worldwide which provide for up to $585 million of borrowings. At January 1, 1999, approximately $436 million was borrowed and $149 million was available under the bank revolving lines of credit, of which $11 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 2000 through 2001. The $550 million domestic revolving line of credit matures in 2001. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities. The weighted average interest rate at January 1, 1999, and January 2, 1998, for bank revolving lines of credit was 6.1% and 6.4%, respectively. Facility fees of .2% payable on the revolving lines of credit were insignificant.

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

         Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $300.4 million and $291.5 million at January 1, 1999 and January 2, 1998, respectively.

         Aggregate annual maturities of debt are as follows: 1999--none; 2000--$22.1 million; 2001--$413.8 million; 2002--none; 2003--$100.0; and $7.7 million thereafter.

         Interest paid in 1998, 1997 and 1996 was $36.6 million, $31.0 million and $22.8 million, respectively.

         The carrying amount of the Company's debt generally approximates fair value.

NOTE 8. LEASE COMMITMENTS

         Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2013. Minimum lease commitments under operating leases at January 1, 1999 are as follows:
1999- $42.8 million; 2000 - $33.4 million; 2001 - $25.3 million; 2002 - $19.3 million; 2003 - $11.2 million; beyond 2003 - $46.4 million. Total rental expense was $39.6 million, $35.6 million and $32.9 million in 1998, 1997 and 1996, respectively.

NOTE 9. INCOME TAXES

         The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 1, 1999, the Company had no NOL or ITC carryforwards for federal income tax purposes. The Company's federal income tax returns through 1995 have been examined by the Internal Revenue Service. The Company's recorded tax reserves were adequate to cover the asserted deficiencies.

          At January 1, 1999, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $139.3 million which are subject to various provisions of each respective country. Approximately $40.6 million of this amount expires between 1999 and 2008 and $98.7 million of the amount has an indefinite life.

         Domestic income from continuing operations before income taxes was $84.0 million, $62.5 million and $31.1 million for 1998, 1997 and 1996, respectively. Foreign income (losses) before income taxes were $(7.5) million, $2.3 million and $11.2 million for 1998, 1997 and 1996, respectively.

         The Company paid income taxes in 1998, 1997 and 1996 of $63.8 million, $35.3 million and $18.1 million, respectively.

         Significant components of the Company's deferred tax liabilities and assets were as follows:

                                     JANUARY 1,      JANUARY 2,
                                        1999           1998
                                      -------        -------
(In millions)
ANTEC valuation                       $    --        $ (12.2)
Depreciation                               --           (2.3)
Other                                   (51.4)         (66.5)
                                      -------        -------
Gross deferred tax liabilities          (51.4)         (81.0)
                                      -------        -------

Foreign NOL carryforwards                45.5           32.8
Deferred compensation                     9.3            9.3
Assets held for sale                      6.4            8.8
Investment reserves                       5.3            6.6
Allowance for doubtful accounts           4.4            8.6
Inventory reserves                        2.9            3.3
Other                                     6.0            3.2
                                      -------        -------
Gross deferred tax assets                79.8           72.6
Valuation allowance                     (43.4)         (26.1)
                                      -------        -------
Net deferred tax liability            $ (15.0)       $ (34.5)
                                      =======        =======

         Income tax expense (benefit) was comprised of:

                                           YEARS ENDED
                             ----------------------------------------
                             JANUARY 1,     JANUARY 2,     JANUARY 3,
                               1999           1998           1997
                             -------        -------        -------
(In millions)
Current--Foreign             $   7.6        $  10.1        $   8.9
         State                   1.9            3.4            2.2
         Federal                22.4           22.9           13.4
                             -------        -------        -------
                                31.9           36.4           24.5
Deferred--Foreign                4.5           (0.7)          (3.7)
          State                  3.1            0.2            1.3
          Federal               (7.7)          (8.5)          (2.4)
                             -------        -------        -------
                                 (.1)          (9.0)          (4.8)
                             -------        -------        -------
                             $  31.8        $  27.4        $  19.7
                             =======        =======        =======


         Reconciliation of income tax expense to the statutory corporate federal tax rate of 35% are as follows:

                                                                 YEARS ENDED
                                                    ---------------------------------------
                                                    JANUARY 1,    JANUARY 2,     JANUARY 3,
                                                      1999           1998           1997
                                                    -------        -------        -------
(In millions)
Statutory tax expense                               $  26.8        $  22.7        $  14.8
Increase (reduction) in taxes resulting from:
  Amortization of goodwill                              2.1            1.9            1.8
  Losses on foreign operations                          8.4            2.4            7.7
  State income taxes                                    3.2            2.3            2.3
  Adjustment to prior year tax accounts                (9.4)          (3.0)          (8.3)
  Other, net                                             .7            1.1            1.4
                                                    -------        -------        -------
                                                    $  31.8        $  27.4        $  19.7
                                                    =======        =======        =======

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

         The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code.

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits." This statement standardizes the disclosure requirements for pensions and other post-retirement benefits. Prior years' information has been restated to conform with the requirements of this statement.

                                                  PENSION BENEFITS
                                              ------------------------
                                                1998            1997
                                              --------        --------
(In millions)

Change in projected benefit obligation:
     Beginning balance                        $   88.0        $   73.8
     Service cost                                  7.4             6.4
     Interest cost                                 6.3             5.6
     Amendments                                     --             1.8
     Actuarial loss                                5.8             2.7
     Benefits paid                                (2.3)           (2.3)
                                              --------        --------
     Ending balance                           $  105.2        $   88.0
                                              ========        ========

Change in plan assets at fair value:
     Beginning balance                        $   79.6        $   67.9
     Actual return on plan assets                  6.4            11.7
     Company contributions                         2.3             2.3
     Benefits paid                                (2.3)           (2.3)
                                              --------        --------
     Ending balance                           $   86.0        $   79.6
                                              ========        ========

Reconciliation of funded status:
     Projected benefit obligation             $ (105.2)       $  (88.0)
     Plan assets at fair value                    86.0            79.6
                                              --------        --------
     Funded status                               (19.2)           (8.4)
     Unrecognized net actuarial loss               0.5            (6.3)
     Unrecognized prior service cost               2.0             2.2
     Unrecognized transition obligation           (1.1)           (1.4)
                                              --------        --------
     Accrued benefit                          $  (17.8)       $  (13.9)
                                              ========        ========

Weighted average assumptions:
     Discount rate                                7.17%           7.38%
     Expected return on plan assets               8.72%           8.35%
     Salary growth rate                           5.54%           5.53%


Plan assets consist primarily of equity securities and mutual fund investments.

                                                   PENSION BENEFITS
                                         -------------------------------------
                                           1998           1997           1996
                                         -------        -------        -------
(In millions)

Components of net periodic cost:
     Service cost                        $   7.4        $   6.4        $   5.7
     Interest cost                           6.3            5.6            5.0
     Actual return on plan assets           (6.4)         (11.7)          (5.9)
     Net amortization and deferral          (1.3)           5.5             .4
                                         -------        -------        -------
     Net periodic benefit cost           $   6.0        $   5.8        $   5.2
                                         =======        =======        =======

         The Company has several savings plans. The Company's contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.9 million in 1998, $1.7 million in 1997 and $1.5 million in 1996. The Company's liability for post-retirement benefits other than pensions is not material.

NOTE 11.  PREFERRED STOCK AND COMMON STOCK

  Preferred Stock--

         The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 1998, 1997 and 1996.


    Stock Options and Stock Grants--

         The Company has Employee Stock Incentive Plans ("ESIP") which at inception authorized an aggregate of 11.4 million stock options or restricted grants. In 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Incentive Plan which provides for the issuance of an additional
2.5 million shares of the Company's Common Stock. In 1998, the Board of Directors also adopted and the shareholders approved the 1998 Mid-level Plan and the Stock Incentive Plan which provides for the issuance of an additional 3.4 million shares of the Company's common stock. The Company also has a Director Stock Option Plan ("DSOP") authorizing an aggregate of .4 million stock options. Substantially all options and grants under these plans have been granted with exercise prices at or higher than the fair market value of the common stock on the date of grant. One-fourth to one-third of the options granted become exercisable each year after the year of grant (except in the case of director options which vest fully in six months) and the options expire ten years after the date of grant.

         The following table summarizes the 1998, 1997 and 1996 activity under the ESIP and DSOP.

                                                      WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE
                                         ESIP         EXERCISE       DSOP       EXERCISE
                                       OPTIONS         PRICE        OPTIONS      PRICE
                                       -------        --------      -------     --------
(Options in thousands)

Balance at December 31, 1995             863.6        $  11.17        510.0     $  13.32
Granted                                1,344.5           19.59           --           --
Exercised                                (12.0)          11.06        (30.0)       10.48
Canceled                                 (28.0)          19.63           --           --
                                       -------                     --------

Balance at January 3, 1997             2,168.1           16.28        480.0        13.50
Granted                                1,144.1           15.55           --           --
Exercised                                 (7.0)          12.04        (60.0)       10.91
Canceled                                 (97.5)          17.13           --           --
                                       -------                     --------

Balance at January 2, 1998             3,207.7           16.00        420.0        13.87
Granted                                1,772.0           17.46           --           --
Exercised                                (34.1)          17.80        (40.0)        9.94
Canceled                                (262.4)          17.09           --           --
                                       -------                     --------

Balance at January 1, 1999             4,683.2        $  16.48        380.0     $  14.29
                                       =======                      =======
Options Exercisable at year-end
   1996                                  728.0        $  11.69        480.0     $  13.50
   1997                                1,160.2        $  13.63        420.0     $  13.87
   1998                                1,660.9        $  14.78        380.0     $  14.29

         The following table summarizes information relating to options outstanding and exercisable at January 1, 1999, using various ranges of exercise prices:

ESIP OPTIONS
(options in thousands)

                                                              WEIGHTED          WEIGHTED
       RANGE OF                                                AVERAGE           AVERAGE
       EXERCISE                                               EXERCISE          REMAINING
        PRICES              OUTSTANDING     EXERCISABLE         PRICE             YEARS
       --------             -----------     -----------       --------          ---------
     $ 5.19-$12.13             532.7            532.7          $  9.40             2.3
     $14.25-$21.13           4,150.5          1,128.3          $ 17.39             7.9

DSOP OPTIONS
(options in thousands)

                                                              WEIGHTED          WEIGHTED
       RANGE OF                                                AVERAGE           AVERAGE
       EXERCISE                                               EXERCISE          REMAINING
        PRICES              OUTSTANDING     EXERCISABLE         PRICE             YEARS
       --------             -----------     -----------       --------          ---------
     $ 8.38-$11.63             160.0          160.0             $ 9.13            1.6
     $15.00-$20.69             220.0          220.0             $18.03            4.4

         Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the June 30, 1998 or at the end of the ESPP year. Under the ESPP, the Company sold 175,900 shares, 217,600 shares, and 153,600 shares to employees in 1998, 1997 and 1996, respectively.

 Stock Option Plans of Anixter--

         In 1996 and prior, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options have been granted with exercise prices at the fair market value of the common stock on the date of grant. These options vest over four years and terminate seven to ten years from the date of grant. At January 1, 1999, the Company owned 99% of the approximately 34.9 million shares of outstanding Anixter common stock. The following table summarizes the 1998, 1997 and 1996 option activity:

                                                    WEIGHTED
                                                     AVERAGE
                                                     EXERCISE
                                      OPTIONS         PRICE
                                      -------        -------
(Options in thousands)

Balance at December 31, 1995          2,079.9        $ 10.74
Exercised                              (304.9)          9.28
Canceled                                (55.0)         10.91
                                      -------
Balance at January 3, 1997            1,720.0          10.99

Exercised                              (284.0)          9.48
Canceled                               (107.6)         11.14
                                      -------
Balance at January 2, 1998            1,328.4          11.33

Exercised                              (253.8)         10.13
Canceled                                (92.3)         11.77
                                      -------
Balance at January 1, 1999              982.3        $ 11.57

Options exercisable at year-end
  1996                                1,173.0        $ 10.12
  1997                                1,209.6        $ 10.99
  1998                                  982.4        $ 11.57

         Exercise prices for options outstanding as of January 1, 1999, ranged from $9.00 to $14.50 per share and had a weighted average remaining life of 2.5 years.

         Units--

         In 1996, the Company adopted a director stock unit plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. The value of outstanding stock units as of January 1, 1999, ranged from $15.35 to $18.48 per unit.

         The following table summarizes the 1998, 1997, and 1996 activity under the DSUP.

                                          DSUP
                                       Stock Units
                                       -----------
Balance at December 31, 1995                  0
Granted                                   35.2
                                          ----
Balance at January 3, 1997                35.2
Granted                                   28.3
Exercised                                 (1.0)
Canceled                                  (2.9)
                                          ----
Balance at January 2, 1998                59.6
Granted                                   25.9
Exercised                                 (3.9)
                                          ----
Balance at January 1, 1999                81.6
                                          ====


  Accounting for Stock Based Compensation--

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards beginning in 1995 and amortized over the respective vesting period, the Company's income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                           1998       1997      1996
                                           ----       ----      ----
Income from continuing operations
                         --as reported    $44.7      $37.4      $22.6
                         --pro forma      $40.1      $34.0      $19.8
Basic income per share from
  continuing operations
                         --as reported    $1.00      $0.79      $0.46
                         --pro forma      $0.89      $0.71      $0.40
Diluted income per share from
  continuing operations
                         --as reported    $0.99      $0.78      $0.45
                         --pro forma         --         --      $0.40

         Pro forma diluted income per share has not been presented for 1998 and 1997 because assuming the conversion of stock options and warrants would have had an anti-dilutive effect.

         The fair value for the Company's stock options (which was $7.63 per share in 1998 and $6.69 per share in 1997 and $9.32 per share in 1996) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: expected stock price volatility of 42%, 37% and 45%; expected dividend yield of zero; risk-free interest rate of 4.9%, 6.6% and 6.1% and an expected 5 year life.

         The pro forma effect on income from continuing operations for 1997 and 1996 is not representative of the pro forma effect on earnings in future years because the pro forma calculation, as required by SFAS No. 123, does not take into consideration outstanding non-vested awards granted prior to 1995.

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

NOTE 12. BUSINESS SEGMENTS

         The Company is engaged in the business of distribution of specialty wire and cable and structured wiring from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

         The following table is a geographic breakdown of the Company's operations. Sales to a single customer did not exceed 10 percent of total sales. Export sales are insignificant.

(In millions)                                                                        WORLDWIDE OPERATIONS
                                                                   -----------------------------------------------------
                                                                     1998                   1997                 1996
                                                                   --------                -------             ---------
Net sales
    United States                                                  $1,500.2                $1,263.2             $1,090.7
    Europe                                                            518.1                   487.0                425.3
    Canada, Asia Pacific and Latin America                            330.2                   340.7                300.5
                                                                   --------                --------             --------
                                                                   $2,348.5                $2,090.9             $1,816.5
                                                                   ========                ========             ========
Operating income
    United States                                                  $   85.3                $   84.2             $   47.4
    Europe                                                             12.9                    10.7                 22.4
    Canada, Asia Pacific and Latin America                            (11.2)                   (3.8)                (7.6)
                                                                   --------                --------             --------
                                                                   $   87.0                $   91.1             $   62.2
                                                                   ========                ========             ========
Tangible long-lived assets
    United States                                                  $   64.5                $   51.9             $   46.1
    Europe                                                              9.9                    12.2                 13.3
    Canada, Asia Pacific and Latin America                             11.2                    12.2                 13.8
                                                                   --------                --------             --------
                                                                   $   85.6                $   76.3             $   73.2
                                                                   ========                ========             ========

NOTE 13. CONTINGENCIES AND LITIGATION

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

NOTE 14.  QUARTERLY SUMMARY (UNAUDITED)

         The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 1, 1999, and January 2, 1998. The Company has not paid cash dividends on its common stock since 1979.

                                          FIRST        SECOND          THIRD         FOURTH
                                         QUARTER       QUARTER        QUARTER        QUARTER
                                         -------       -------        -------        -------
(In millions, except per share amounts)

YEAR ENDED JANUARY 1, 1999 *

Net sales                               $ 562.1        $ 584.6        $ 617.3        $ 584.5
Cost of sales                            (421.0)        (440.8)        (465.4)        (445.7)
Operating income                           23.3           22.4           28.9           12.4
Gain on ANTEC investment                    8.4           15.9             --             --
Income before income taxes                 24.7           30.5           15.9            5.4
Income from continuing operations          14.4           17.8            9.3            3.2
Net income                                 26.7           21.5           13.0            4.4
Basic income per common share:
   Continuing                              0.31           0.38           0.21           0.07
   Net income                              0.57           0.46           0.30           0.10
Diluted income per common share:
   Continuing                              0.30           0.38           0.21           0.07
   Net income                              0.56           0.46           0.29           0.10
Composite stock price range:

High                                     20 1/4         22 1/8         19 7/8        20 5/16
Low                                      15 3/4        17 3/16        15 9/16         11 7/8
Close                                   19 7/16             19         15 3/4        20 5/16
YEAR ENDED JANUARY 2, 1998 *

Net sales                               $ 492.6        $ 507.9        $ 544.8        $ 545.6
Cost of sales                            (370.3)        (381.0)        (409.8)        (407.5)
Operating income                           22.1           20.6           23.6           24.8
Gain on ANTEC investment                    2.2             --             --             --
Income before income taxes                 18.1           15.0           15.7           16.0
Income from continuing operations          10.5            8.6            9.1            9.2
Net income                                 11.1           10.4           11.3           12.5
Basic income per common share:
   Continuing                              0.22           0.18           0.19           0.19
   Net income                              0.23           0.22           0.24           0.26
Diluted income per common share:
   Continuing                              0.22           0.18           0.19           0.19
   Net income                              0.23           0.22           0.24           0.26
Composite stock price range:

High                                     17 1/4         18 1/4         18 5/8         19 5/8
Low                                      12 1/8         12 1/2         16 1/8        15 13/16
Close                                    12 3/8             18        17 15/16        16 1/2

* Certain amounts have been restated to reflect the discontinuance of the Integration business. The impact on net income is not significant.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         See Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders--"Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

         See Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders--"Certain Relationships and Related Transactions."

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

         (b)  Reports on Form 8-K.
                  None.

(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
    SCHEDULES.

(1)  Financial Statements.

         The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                        PAGE
                                                                        ----
  Report of Independent Auditors                                         16
  Consolidated Statement of Operation for the years ended
    January 1, 1999, January 2, 1998 and January 3, 1997                 17
  Consolidated Balance Sheet at January 1, 1999 and January 2, 1998      18
  Consolidated Statement of Cash Flows for the years ended
    January 1, 1999, January 2, 1998 and January 3, 1997                 19
  Consolidated Statement of Stockholders' Equity for the years
    ended January 1, 1999, January 2, 1998 and January 3, 1997           20
  Notes to the Consolidated Financial Statements                         21

(2)  Financial Statement Schedules.

         The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.

         Consolidated Schedules for the years ended January 1, 1999, January 2, 1998 and January 3, 1997, except as noted:

                                                                       PAGE
                                                                       ----
  I.      Condensed financial information of Registrant                 41
 II.      Valuation and qualifying accounts and reserves                44

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

           4.2 Indenture dated September 17, 1996, between Anixter Inc., Anixter International Inc. and the Bank of New York, as Trustee, providing for 8% Senior
                           Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.'s Registration Statement on Form S-3, Registration Number 333-09185, filed August 27, 1996, Exhibit 4.1)

(10)     Material contracts.


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

            10.3* Company's 1983 Stock Incentive Plan as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
                           Exhibit 10.3.)

            10.4* Supplemental Pension Agreement, dated November 17, 1986, between the Company and Rod F. Dammeyer. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 10.14.)

            10.5* (a) Company's Supplemental Retirement Benefits Plan, dated January 1, 1987. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987,
                           Exhibit 10.16.)

            * (b) Amendment No. 1, dated May 17, 1989 and effective as of January 1, 1989, to the Company's Supplemental Retirement Benefits Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.9(b).)

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

            10.6* Company's Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992,
                           Exhibit 10.8.)


            10.7* (a) Company's Supplemental Executive Retirement Plan, dated January 18, 1990. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Exhibit 10.23.)

          * (b) Amendment No. 1 dated February 25, 1993, to Company's Supplemental Executive Retirement Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.13(b).)

            10.8* Warrant Agreement, dated July 13, 1989, between Company and Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn N. Klein, Robert H. Lurie, John R. Petty and James D. Woods, individually. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.21.)

            10.9* Company's Director Stock Option Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.)

          10.10* Warrant Agreement, dated August 22, 1990, between the Company and Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn Klein, John R. Petty and James D. Woods, individually. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.25.)

            10.11*         (a) Agreement, dated February 9, 1995, with Rod F.
                           Dammeyer (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit 10.18(d).)

                           (b) Amended and Restated Agreement dated February 9, 1995 with Rod F. Dammeyer (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit
                           10.17 (b))

            10.12* Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24.)

            10.13          Tax Allocation Agreement with ANTEC Corporation.
                           (Incorporated by reference from Amendment No. 2 to ANTEC Corporation's Registration Statement on Form S-1, Registration Number 33-65488, filed August 20, 1993, Exhibit 10.5.)

            10.14* Form of Indemnity Agreement with all directors and officers (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24)

            10.15* Anixter International Inc. 1996 Stock Incentive Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26)

            10.16* Form of Stock Option Grant (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27)

            10.17* Anixter Excess Benefit Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28)

            10.18* Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29)

            10.19* Anixter Deferred Compensation Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December
                           31, 1995, Exhibit 10.30)

(21)  Subsidiaries of the Registrant.                                    Page
                                                                         ----
      21.1    List of Subsidiaries of the Registrant.                     46

(23)  Consents of experts and counsel.

       23.1   Consent of Ernst & Young LLP                                48

(24) Power of attorney.

       24.1   Power of Attorney executed by Lord James Blyth,
              James E. Knox, Robert E. Fowler, Jr., Robert W.
              Grubbs, F. Philip Handy, Melvyn N. Klein, John R.
              Petty, Sheli Rosenberg, Stuart M. Sloan and
              Samuel Zell                                                 49


(27)  Financial data schedule.

            27.1           Financial data schedule                        50

         This Annual Report on Form 10-K includes the following Financial Statement Schedules:

                  ANIXTER INTERNATIONAL INC. AND SUBSIDIARIES--
                               FINANCIAL SCHEDULES

                                                                    PAGE
                                                                    ----
Schedule  I--Condensed financial information of Registrant           41
Schedule II--Valuation and qualifying accounts and reserves          44

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

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statement on Form S-8 Nos. 2-93173 (filed September 30, 1987), 33-13486 (filed April 15,
1987), 33-21656 (filed May 3, 1988), 33-60676 (filed April 5, 1993), 33-05907
(filed June 12, 1996), 333-56815 (filed June 15, 1998) and 333-56935 (filed June
16, 1998):

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

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                             STATEMENT OF OPERATION
                                  (IN MILLIONS)

                                                              YEARS ENDED
                                                              -----------
                                                   JAN 1,         JAN 2,        JAN 3,
                                                    1999           1998          1997
                                                  -------        -------       -------
Operating (loss) income                           $  (1.5)       $   3.9       $   (.2)
Other (expenses) income:
  Corporate interest expense                           --             --           (.5)
  Gain on ANTEC investment                           24.3            2.2           4.1
  Interest and investment income, including
    intercompany                                      7.2            6.0          10.5
                                                  -------        -------       -------

Income from operations before income taxes
   and equity in earnings of subsidiaries            30.0           12.1          13.9
Income tax benefit                                    4.2            8.7           6.3
Equity in earnings of subsidiaries                   31.4           24.5          15.9
                                                  -------        -------       -------
Net income                                        $  65.6        $  45.3       $  36.1
                                                  =======        =======       =======

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                  BALANCE SHEET
                                  (IN MILLIONS)

                                     ASSETS

                                                                  JAN. 1,        JAN. 2,
                                                                   1999           1998
                                                                 -------        -------
Current assets:
  Cash                                                           $   3.3        $    --
  Accounts receivable                                                1.7             .6
  Amounts currently due (to) from affiliates, net                    4.5            3.5
  Other assets                                                       5.5             .1
                                                                 -------        -------
         Total current assets                                       15.0            4.2
Investment in ANTEC                                                   --          112.0
Investment in and advances to subsidiaries                         430.4          401.7
Other assets                                                        14.3           15.8
                                                                 -------        -------
                                                                 $ 459.7        $ 533.7
                                                                 =======        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses, due currently             $  10.1        $  11.0
Income taxes, net, primarily deferred                               38.1           45.7
                                                                 -------        -------
         Total liabilities                                          48.2           56.7
Stockholders' equity:
  Common stock                                                      41.8           47.3
  Capital surplus                                                     --           47.1
  Accumulated other comprehensive income                           (39.7)          (7.3)
  Retained earnings                                                409.4          389.9
                                                                 -------        -------
         Total stockholders' equity                                411.5          477.0
                                                                 -------        -------
                                                                 $ 459.7        $ 533.7
                                                                 =======        =======

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                             STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                         YEARS ENDED
                                                          -------------------------------------------
                                                           JAN 1,            JAN 2,             JAN 3,
                                                            1999              1998              1997
                                                          -------           -------           -------
Operating activities:
  Net income                                              $  65.6           $  45.3           $  36.1
  Adjustments to reconcile net income to
   net cash provided by operating activities:
         Gain on ANTEC investment                           (24.3)             (2.2)             (4.1)
         Income tax  expense (benefit)                       (4.2)             (8.7)             (6.3)
         Equity in earnings of subsidiaries                 (31.4)            (24.5)            (15.9)
         Change in other operating items                     16.9              23.1               5.6
                                                          -------           -------           -------
           Net cash (used) provided by operating
             activities                                      22.6              33.0              15.4
Investing activities:
    Proceeds from sale of ANTEC                             104.3                --                --
    Acquisition of businesses                               (38.1)            (27.6)               --
    Sale of Pacer Electronics, Inc.                          14.2                --                --
    Loans (to) from subsidiaries, net                        (1.0)               .5              57.9
    Other, net                                                 --                --               1.2
                                                          -------           -------           -------
           Net cash provided by (used) investing
             activities                                      79.4             (27.1)             59.1
                                                          -------           -------           -------
Financing activities:

  Purchase of treasury stock                               (101.8)            (14.2)            (75.5)
  Proceeds from issuance of common stock                      3.1               3.5               4.8
                                                          -------           -------           -------
           Net cash used in financing activities            (98.7)            (10.7)            (70.7)
                                                          -------           -------           -------
Cash provided (used)                                          3.3              (4.8)              3.8
Cash at beginning of year                                      --               4.8               1.0
                                                          -------           -------           -------
Cash at end of year                                       $   3.3           $    --           $   4.8
                                                          =======           =======           =======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        YEARS ENDED JANUARY 1, 1999, JANUARY 2, 1998 AND JANUARY 3, 1997
                                  (IN MILLIONS)

                                                         ADDITIONS
                                                         ---------
                                  BALANCE AT       CHARGED         CHARGED                   BALANCE AT
                                 BEGINNING OF        TO           TO OTHER                     END OF
           DESCRIPTION            THE PERIOD       INCOME         ACCOUNTS    DEDUCTIONS     THE PERIOD
           -----------           ------------      ------         ---------   ----------     ----------
Year ended January 1, 1999:
  Allowance for
   doubtful accounts                 $10.0          $ 4.2          $  .2         $(3.4)         $11.0
  Allowance for
   deferred tax asset                $26.1          $17.3             --            --          $43.4

Year ended January 2, 1998:
  Allowance for
   doubtful accounts                 $ 7.9          $ 7.1          $ (.6)        $(4.4)         $10.0
  Allowance for
   deferred tax asset                $21.0          $ 5.1             --            --          $26.1

Year ended January 3, 1997:
  Allowance for
   doubtful accounts                 $ 7.9          $ 4.2          $  .2         $(4.4)         $ 7.9
  Allowance for deferred
   tax asset                         $13.5          $ 7.5             --            --          $21.0

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO, STATE OF ILLINOIS, ON THE 25TH DAY OF MARCH, 1999.

                                           ANIXTER INTERNATIONAL INC.

                                           /s/ DENNIS J. LETHAM
                                           Dennis J. Letham
                                           Senior Vice President - Finance

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ ROBERT W. GRUBBS                     Chief Executive Officer
          -----------------------                   and President
          Robert W. Grubbs                   (Principal Executive Officer)              March 25, 1999


      /s/ DENNIS J. LETHAM                 Senior Vice President--Finance               March 25, 1999
          -----------------------             (Chief Financial Officer)
          Dennis J. Letham

      /s/ JAMES M. FROISLAND                  Vice President--Controller
          -----------------------              (Chief Accounting Officer)               March 25, 1999
          James M. Froisland

      /s/ LORD JAMES BLYTH*                           Director                          March 25, 1999
          -----------------------
          Lord James Blyth

      /s/ ROD F. DAMMEYER*                            Director                          March 25, 1999
          -----------------------
          Rod F. Dammeyer

      /s/ ROBERT E. FOWLER, JR.*                      Director                          March 25, 1999
          -----------------------
          Robert E. Fowler, Jr.

      /s/ ROBERT W. GRUBBS                            Director                          March 25, 1999
          -----------------------
          Robert W. Grubbs

      /s/ F. PHILIP HANDY*                            Director                          March 25, 1999
          -----------------------
          F. Philip Handy

      /s/ MELVYN N. KLEIN*                            Director                          March 25, 1999
          -----------------------
          Melvyn N. Klein

      /s/ JOHN R. PETTY*                              Director                          March 25, 1999
          -----------------------
          John R. Petty

      /s/ SHELI Z. ROSENBERG*                         Director                          March 25, 1999
          -----------------------
          Sheli Z. Rosenberg

      /s/ STUART M. SLOAN*                            Director                          March 25, 1999
          -----------------------
          Stuart M. Sloan

      /s/                                             Director                          March 25, 1999
          -----------------------
          Thomas C. Theobald

      /s/ SAMUEL ZELL*                                Director                          March 25, 1999
          -----------------------
          Samuel Zell

*By   /s/ DENNIS J. LETHAM
          -----------------------
          Dennis J. Letham (Attorney in fact)

Dennis J. Letham, as attorney in fact for each person indicated.