Form 10-Q
period 1999-04-02
ANIXTER INTERNATIONAL INC
filed 1999-05-14
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


Commission file number 1-5989
                       ------

                           ANIXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                           94-1658138
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)



                                 4711 Golf Road
                            Skokie, Illinois  60076
                     --------------------------------------
             (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:  (847) 677-2600
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---

At May 10, 1999 there were 35,725,925 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                  (UNAUDITED)

(In millions, except per share amounts)                                   13 WEEKS ENDED
                                                                   ----------------------------
                                                                    APRIL 2,           APRIL 3,
                                                                      1999               1998
                                                                   ---------           --------
Net sales                                                            $595.1             $562.1

Cost of goods sold                                                    445.8              421.0
                                                                     ------             ------
Gross profit                                                          149.3              141.1

Operating expenses                                                    125.4              116.2
Amortization of goodwill                                                1.9                1.6
                                                                     ------             ------
Operating income                                                       22.0               23.3

Interest expense                                                       (8.6)              (7.3)
Gain on ANTEC investment                                                  -                8.4
Foreign exchange and other, net                                         (.1)                .3
                                                                     ------             ------
Income before income taxes                                             13.3               24.7

Income tax expense                                                      5.6               10.3
                                                                     ------             ------
Income from continuing operations                                       7.7               14.4

Discontinued operations:
  Income from discontinued operations, net of tax                      (1.5)               1.2
  Gain on disposal of discontinued operations, net of tax              45.9               11.1
                                                                     ------             ------
Net income                                                           $ 52.1             $ 26.7
                                                                     ======             ======

Basic income per common share:
  Continuing operations                                              $  .19             $  .31
  Discontinued operations                                              1.06                .26
                                                                     ------             ------
  Net income                                                         $ 1.25             $  .57
                                                                     ======             ======

Diluted income per common share:
  Continuing operations                                              $  .19             $  .30
  Discontinued operations                                              1.06                .26
                                                                     ------             ------
  Net income                                                         $ 1.25             $  .56
                                                                     ======             ======

See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


(In millions)                                                   APRIL 2,          JANUARY 1,
                                                                  1999               1999
                                                               ----------         ----------
                                                               (UNAUDITED)
Cash                                                           $   46.6           $   20.5
Accounts receivable (less allowances of $10.9 in 1999
     and $11.0 in 1998)                                           464.0              455.9
Inventories                                                       415.5              417.2
Income taxes receivable                                               -                5.1
Other current assets                                               10.8                8.4
                                                               --------           --------
     Total current assets                                         936.9              907.1

Property and equipment, at cost                                   146.2              144.1
Accumulated depreciation                                          (88.5)             (86.5)
                                                               --------           --------
  Net property and equipment                                       57.7               57.6

Goodwill (less accumulated amortization
  of $72.9 in 1999 and $71.0 in 1998)                             231.9              233.8
Net assets of discontinued operations                                 -               87.3
Other assets                                                       40.8               36.0
                                                               --------           --------
                                                               $1,267.3           $1,321.8
                                                               ========           ========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In millions)                                      APRIL 2,          JANUARY 1,
                                                     1999               1999
                                                  -----------        ----------
                                                  (UNAUDITED)
Current liabilities:
  Accounts payable                                   $  232.8        $    246.7
  Accrued expenses                                       97.2              94.3
  Income taxes payable                                   46.2                 -
                                                    ---------        ----------
    Total current liabilities                           376.2             341.0

Deferred taxes, net                                      14.1              15.0
Other liabilities                                        10.6              10.7
Long-term debt                                          422.6             543.6
                                                    ---------        ----------
    Total liabilities                                   823.5             910.3

Stockholders' equity:
  Common stock                                           40.5              41.8
  Accumulated other comprehensive income                (42.2)            (39.7)
  Retained earnings                                     445.5             409.4
                                                    ---------        ----------
    Total stockholders' equity                          443.8             411.5
                                                    ---------        ----------
                                                    $ 1,267.3        $  1,321.8
                                                    =========        ==========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(In millions)
                                                               13 WEEKS ENDED
                                                          ------------------------
                                                          APRIL 2,        APRIL 3,
                                                           1999             1998
                                                          --------        --------
Operating activities:
  Net income                                              $   52.1        $   26.7
  Adjustments to reconcile net income
    to net cash provided by operating
    activities from continuing operations:
      Income from discontinued operations                    (44.4)          (12.3)
      Depreciation and amortization                            6.6             6.2
      Gain on ANTEC investment                                   -            (8.4)
      Deferred income taxes                                    (.9)            1.8
      Changes in current assets and liabilities, net          17.2           (11.9)
      Other, net                                               1.2            (1.2)
                                                          --------        --------
    Net cash provided by operating
      activities from continuing operations                   31.8              .9

Investing activities:
  Capital expenditures                                        (6.6)           (8.8)
  Proceeds from sale of ANTEC                                    -            20.3
  Other                                                         .3               -
                                                          --------        --------
    Net cash (used) provided by investing activities          (6.3)           11.5
                                                          --------        --------
    Net cash provided before financing activities             25.5            12.4

Financing activities:
  Borrowings                                                  98.4           490.8
  Reduction in borrowings                                   (217.0)         (512.4)
  Proceeds from issuance of common stock                        .7              .2
  Purchases of treasury stock                                (18.1)              -
  Other, net                                                   (.9)           (2.7)
                                                          --------        --------
    Net cash used by financing activities                   (136.9)          (24.1)
Cash provided by discontinued operations                     137.5            13.6
                                                          --------        --------
Cash provided                                                 26.1             1.9
Cash at beginning of period                                   20.5            10.6
                                                          --------        --------
Cash at end of period                                     $   46.6        $   12.5
                                                          ========        ========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s (Company) Annual Report on Form 10-K for the year ended January 1, 1999. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified and restated to conform to the 1999 presentation and to reflect the discontinuance of the Integration business. The impact on net income is not significant.

NOTE 2. INCOME PER SHARE
        ----------------

The following table sets forth the computation of basic and diluted income per common share from continuing operations:


                                                           13 WEEKS ENDED
                                                      ------------------------
(In millions, except per share amounts)               APRIL 2,        APRIL 3,
                                                        1999            1998
                                                      --------        --------

Numerator:
     Income from continuing operations                $    7.7        $   14.4
Denominator:
     Basic common shares outstanding                      41.5            47.3
  Effect of dilutive securities:
     Stock options and warrants                             .3              .3
                                                      --------        --------
Diluted common shares outstanding                         41.8            47.6
                                                      ========        ========
Income per share from continuing operations:
  Basic                                               $    .19        $    .31
  Diluted                                             $    .19        $    .30

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3.  COMPREHENSIVE INCOME
         --------------------

During the first quarter of 1999 and 1998, total comprehensive income amounted to $49.6 million and $23.6 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments and for 1998, unrealized gains on marketable equity securities.


NOTE 4.  DISCONTINUED OPERATIONS
         -----------------------

In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The sale of the North American Integration business was completed on April 2, 1999, following the sale of the European Integration business in the fourth quarter of 1998. Total proceeds received were $215.8 million. This resulted in a one-time after-tax gain of $45.9 million, which is net of $11.0 million of costs associated primarily with the closing of selected Latin American and Asian Integration locations and severance costs associated with staff reductions necessitated by discontinuing the Integration segment.

Integration net sales were $160.0 million and $186.4 million for the 13 week periods ended April 2, 1999 and April 3, 1998, respectively. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

In the 13 weeks ended April 3, 1998, the Company disposed of certain discontinued railcar assets which had been classified as assets held for sale. The disposition of these assets resulted in net proceeds of $29 million and an after-tax gain of $11.1 million.

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5. INVESTMENT IN ANTEC
        -------------------

During the first quarter 1998, the Company sold 2.2 million shares of ANTEC Corporation stock which resulted in net after tax proceeds of approximately $32 million and an after tax gain of $5.1 million. The sale reduced the Company's ownership interest to 12.4% at April 3, 1998.

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
        -----------------------------------------------

The Company has an approximate 99% ownership interest in Anixter Inc. at April 2, 1999 and January 1, 1999 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               APRIL 2,          JANUARY 1,
(In millions)                                                    1999               1999
                                                              -----------        ----------
                                                              (UNAUDITED)
Assets:
   Current assets                                             $     933.6        $    863.0
   Property, net                                                     57.7              54.6
   Goodwill                                                         231.9             212.1
   Net assets of discontinued operations                                -              98.3
   Other assets                                                      39.0              38.2
                                                              -----------        ----------
                                                              $   1,262.2        $  1,266.2
                                                              ===========        ==========
Liabilities and Stockholders' Equity:
   Current liabilities                                        $     322.5        $    328.4
   Other liabilities                                                 45.8              14.1
   Long-term debt                                                   422.6             524.1
   Subordinated notes payable to parent                              31.0               7.0
   Stockholders' equity                                             440.3             392.6
                                                              -----------        ----------
                                                              $   1,262.2        $  1,266.2
                                                              ===========        ==========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                  (UNAUDITED)

                                                                       13 WEEKS ENDED
                                                                  -------------------------
                                                                  APRIL 2,         APRIL 3,
                                                                    1999             1998
                                                                  --------         --------
(In millions)
Net sales                                                         $ 569.9          $  542.2

Operating income                                                  $  22.7          $   23.1

Income before income tax expense                                  $  14.3          $   14.3

Income from continuing operations                                 $   8.3          $    4.8

Income (loss) from discontinued operations, net of tax            $  (1.5)         $    3.2

Gain on disposal of discontinued operations, net of tax           $  45.9          $      -

Net income (loss)                                                 $  52.7          $    8.0

ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------

CASH FLOW: Consolidated net cash provided by operating activities from continuing operations was $31.8 million for the first quarter of 1999 compared to $.9 million provided for the same period in 1998. Cash provided by operating activities increased primarily due to the timing of inventory payments. Consolidated cash used by investing activities was $6.3 million for the first quarter of 1999 versus $11.5 million provided for the same period in 1998 as a result of proceeds received from the sale of ANTEC shares in 1998. Consolidated cash used by net financing activities was $136.9 million for the first quarter of 1999 in comparison to $24.1 million in 1998. The increase is primarily the result of the net paydown of the revolving line of credit of $118.6 million in 1999 versus $21.6 million in 1998. Treasury stock purchases in the first quarter of 1999 were $18.1 million. There were no shares purchased in the first quarter of 1998. Cash provided by discontinued operations was $137.5 million in the first quarter of 1999 compared to $13.6 million in 1998. The increase primarily relates to cash received from the sale of the North American Integration business.

FINANCINGS:

At April 2, 1999, $268.6 million was available under the bank revolving lines of credit at Anixter Inc., of which $35.6 million was available to pay the Company for intercompany liabilities.

Consolidated interest expense was $8.6 million and $7.3 million for the first quarter 1999 and 1998, respectively. The increase is due to higher debt levels resulting from funding higher inventory levels during the current quarter.

As of May 6, 1999, the Company has authorized the repurchase of up to 7 million shares in 1999, with the volume and timing to depend on market conditions. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the North American and European Integration businesses. The Company has repurchased 1,461,900 shares and 6,225,234 shares, as of April 2, 1999 and May 6, 1999, respectively, at an average cost of $12.36 and $13.75.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated capital expenditures were $6.6 million and $8.8 million for the first quarter of 1999 and 1998, respectively.

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

QUARTER ENDED APRIL 2, 1999: Income from continuing operations for the first quarter of 1999 was $7.7 million compared with $14.4 million for the first quarter of 1998.

The Company's sales during the first quarter of 1999 increased 5.9% to $595.1 million from $562.1 million in 1998. Net sales by major geographic market are presented in the following table:


(In millions)                                               13 WEEKS ENDED
                                                       ------------------------
                                                       APRIL 2,        APRIL 3,
                                                         1999            1998
                                                       --------        --------

North America                                          $  422.9        $  393.1
Europe                                                    139.5           133.3
Asia Pacific and Latin America                             32.7            35.7
                                                       --------        --------
                                                       $  595.1        $  562.1
                                                       ========        ========


North America sales grew 7.6%, resulting from a modest growth in the core Structured Wiring and Electrical Wire and Cable product sets, good growth in the Integrated Supply business and the inclusion of Pacer Electronics, which was acquired in June 1998. Europe sales grew 4.6% on the strength of sales in the U.K., Spain, Belgium, Germany and Switzerland. Asia Pacific and Latin America declined 8.3%, a result of soft local economic conditions combined with an unfavorable 3.4 percentage point effect from changes in exchange rates.

Operating income decreased to $22.0 million in 1999 from $23.3 million in the first quarter of 1998. Operating income by major geographic market is presented in the following table:


(In millions)                                 13 WEEKS ENDED
                                         ------------------------
                                          APRIL 2,       APRIL 3,
                                           1999            1998
                                         --------       ---------

North America                            $   19.9        $   24.0
Europe                                        5.5             5.0
Asia Pacific and Latin America               (3.4)           (5.7)
                                         --------        --------
                                         $   22.0        $   23.3
                                         ========        ========


North America operating income declined 16.8% in the quarter. The decrease primarily relates to higher spending on Year 2000 compliance efforts and the level of retained costs associated with the sale of the North American Integration business. In addition, higher gross profits from higher sales volume was partially offset by higher operating expenses. Europe operating income increased 9.3% for the first quarter of 1999, due to higher sales volume and a reduction in operating expenses associated with a 7% reduction in headcount. Asia Pacific and Latin America operating loss was reduced by 38%, reflecting the restructuring and expense reduction efforts of 1998.

In the first quarter of 1998, the Company sold 2.2 million shares of Antec stock which resulted in a pretax gain of $8.4 million.

The consolidated tax provision on continuing operations decreased to $5.6 million in 1999 from $10.3 million in 1998 due to lower pre-tax earnings. The 1999 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

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

     The Company has completed an assessment, made upgrades to the mainframe operating system and modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Renovation of all critical business systems is now complete. The Company is also assessing PC hardware and software systems and non-information technology systems for Year 2000 compliance. The total Year 2000 project cost is estimated at approximately $5.0 million. To date, the Company has incurred and expensed approximately $3.1 million, primarily for assessment of the Year 2000 issue, mainframe operating system upgrades and code modifications. The project is funded through the Company's information technology budget, and represents less than six percent of that budget. The time and expense of the project has not had, and is not expected to have, a material impact on the Company's financial condition.

     The Company has initiated formal communications with all of its significant suppliers to confirm their Year 2000 compliance actions will be sufficient to avoid any substantial disruptions in the Company's operations. The Company has put a team together to continue to monitor this situation as the information evolves. The Company believes most of the responses have been designed to provide legal protection to the respondent as opposed to supplying direct and reliable information; as such the Company makes no claim as to the reliability of these responses. The Company is developing contingency plans to the extent believed to be appropriate. The Company's total Year 2000 project cost and estimates to complete that project assume no significant costs from the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee the other companies on which the Company relies will be Year 2000 compliant, and their failure to do so could adversely impact the Company as described below.

     The planning, assessment, and execution of substantially all of the mainframe operating system upgrades and code modifications have been completed. A new general ledger system was implemented in April. The remainder of the project, including verification of its effectiveness, PC hardware and software upgrades, and the development of contingency plans, is estimated to be completed by September 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and upgrades to certain hardware the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (10)      Material contracts

                    10.1 (A) Asset Purchase Agreement, dated February 22, 1999
                             (Incorporated by reference from Anixter
                             International Inc. Current Report on Form 8-K dated April 2, 1999).

                         (B) First Amendment to Asset Purchase Agreement,  dated
                             March 29, 1999 (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated April 2, 1999).

          (27)      Financial data schedule

                    27.1     Financial data schedule


     (b)  Reports on Form 8-K

          On April 13, 1999, the Company filed a Current Report on Form 8-K dated April 2, 1999, relating to the sale of the North American Integration business to Ameritech Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.

Date: May 13, 1999                       By:   /s/ Robert W. Grubbs
      ------------                          -----------------------------
                                                  Robert W. Grubbs
                                           President and Chief Executive Officer


Date: May 13, 1999                       By:    /s/ Dennis J. Letham
      ------------                          ------------------------------
                                                   Dennis J. Letham
                                           Senior Vice President - Finance
                                            and Chief Financial Officer