Form 10-Q
period 1999-07-02
ANIXTER INTERNATIONAL INC
filed 1999-08-13
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999

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



Registrant's telephone number, including area code: (847) 677-2600
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----

At, August 6, 1999 there were 35,990,369 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)


(In millions, except per share amounts)

                                    13 WEEKS ENDED           26 WEEKS ENDED
                                 JULY 2,     JULY 3,     JULY 2,       JULY 3,
                                  1999         1998        1999         1998
                                 -------     -------     --------     --------

Net sales                        $ 658.5     $ 584.6     $1,253.6     $1,146.7

Cost of goods sold                 502.6       440.8        948.4        861.8
                                 -------     -------     --------     --------
Gross profit                       155.9       143.8        305.2        284.9

Operating expenses                 125.5       119.7        250.9        235.9
Amortization of goodwill             1.9         1.7          3.8          3.3
                                 -------     -------     --------     --------
Operating income                    28.5        22.4         50.5         45.7

Interest expense                    (7.5)       (7.2)       (16.1)       (14.5)
Gain on ANTEC investment               -        15.9            -         24.3
Foreign exchange and other, net        -         (.6)         (.1)         (.3)
                                 -------     -------     --------     --------
Income before income taxes          21.0        30.5         34.3         55.2

Income tax expense                   8.8        12.7         14.4         23.0
                                 -------     -------     --------     --------
Income from continuing
  operations                        12.2        17.8         19.9         32.2

Discontinued operations:
  Income from discontinued
    operations, net of tax           1.0         3.7          (.5)         4.9
  Gain on disposal of
    discontinued operations,
    net of tax                         -           -         45.9         11.1
                                 -------     -------     --------     --------
Net income                       $  13.2     $  21.5     $   65.3     $   48.2
                                 =======     =======     ========     ========

Basic income per common share:
    Continuing operations        $   .33     $   .38     $    .51     $    .69
    Discontinued operations          .03         .08         1.17          .34
                                 -------     -------     --------     --------
    Net income                   $   .36     $   .46     $   1.68     $   1.03
                                 =======     =======     ========     ========


Diluted income per common share:
    Continuing operations        $   .33     $   .38     $    .51     $    .68
    Discontinued operations          .03         .08         1.15          .34
                                 -------     -------     --------     --------
    Net income                   $   .36     $   .46     $   1.66     $   1.02
                                 =======     =======     ========     ========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In millions)                                             JULY 2,    JANUARY 1,
                                                           1999         1999
                                                         --------     --------
                                                        (UNAUDITED)

Cash                                                     $   14.3     $   20.5
Accounts receivable (less allowances of $10.1
  in 1999 and $11.0 in 1998)                                517.0        455.9
Inventories                                                 462.4        417.2
Income taxes receivable                                         -          5.1
Other current assets                                         14.8          8.4
                                                         --------     --------
       Total current assets                               1,008.5        907.1

Property and equipment, at cost                             148.2        144.1
Accumulated depreciation                                    (92.2)       (86.5)
                                                         --------     --------
    Net property and equipment                               56.0         57.6

Goodwill (less accumulated amortization
    of $74.8 in 1999 and $71.0 in 1998)                     232.1        233.8
Net assets of discontinued operations                           -         87.3
Other assets                                                 39.5         36.0
                                                         --------     --------
                                                         $1,336.1     $1,321.8
                                                         ========     ========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In millions)                                            JULY 2,     JANUARY 1,
                                                           1999         1999
                                                         --------     --------
                                                        (UNAUDITED)
Current liabilities:
    Accounts payable                                     $  288.6     $  246.7
    Accrued expenses                                        124.8         94.3
    Income taxes payable                                     20.6            -
                                                         --------     --------
       Total current liabilities                            434.0        341.0

Deferred taxes, net                                          14.4         15.0
Other liabilities                                            13.3         10.7
Long-term debt                                              476.1        543.6
                                                         --------     --------
    Total liabilities                                       937.8        910.3

Stockholders' equity:
Common stock                                                 36.0         41.8
    Accumulated other comprehensive income                  (36.8)       (39.7)
    Retained earnings                                       399.1        409.4
                                                         --------     --------
       Total stockholders' equity                           398.3        411.5
                                                         --------     --------
                                                         $1,336.1     $1,321.8
                                                         ========     ========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
(In millions)
                                                             26 WEEKS ENDED
                                                          JULY 2,      JULY 3,
                                                           1999         1998
                                                         --------     --------
Operating activities:
    Net income                                           $   65.3     $   48.2
    Adjustments to reconcile net income
       to net cash provided by operating
       activities from continuing operations:
         Income from discontinued operations                (45.4)       (16.0)
         Depreciation and amortization                       13.1         12.7
         Gain on ANTEC investment                               -        (24.3)
         Deferred income taxes                                (.6)         3.9
         Changes in current assets and liabilities, net     (14.6)       (67.6)
         Other, net                                           3.8          (.1)
                                                         --------     --------
       Net cash provided by (used for) operating
         activities from continuing operations               21.6        (43.2)

Investing activities:
    Capital expenditures                                     (9.0)       (14.3)
    Proceeds from sale of ANTEC                                 -        104.3
    Business acquisitions, net of cash acquired                 -        (38.2)
    Other                                                      .7            -
                                                         --------     --------
Net cash (used) provided by investing activities             (8.3)        51.8
                                                         --------     --------
       Net cash provided before financing activities         13.3          8.6

Financing activities:
    Borrowings                                              408.7        392.2
    Reduction in borrowings                                (472.0)      (373.0)
    Proceeds from issuance of common stock                    4.0          3.0
    Purchases of treasury stock                             (85.6)       (50.6)
    Other, net                                               (4.1)        (2.4)
                                                         --------     --------
       Net cash used by financing activities               (149.0)       (30.8)
Cash provided by discontinued operations                    129.5         24.3
                                                         --------     --------
Cash (used) provided                                         (6.2)         2.1
Cash at beginning of period                                  20.5         10.6
                                                         --------     --------
Cash at end of period                                    $   14.3     $   12.7
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

NOTE 2.       INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per common share from continuing operations:


(In millions, except per share amounts)

                                   13 WEEKS ENDED           26 WEEKS ENDED
                                 -------------------     ---------------------
                                 JULY 2,     JULY 3,     JULY 2,      JULY 3,
                                   1999        1998        1999         1998
                                 -------     -------     --------     --------

Numerator:
    Income from continuing
      operations                 $  12.2     $  17.8     $   19.9     $   32.2
Denominator:
    Basic common shares
      outstanding                   36.4        46.3         39.0         46.8
  Effect of dilutive securities:
    Stock options and warrants        .4          .4           .3           .4
                                 -------     -------     --------     --------
Diluted common shares
  outstanding                       36.8        46.7         39.3         47.2
                                 =======     =======     ========     ========
Income per share from
  continuing operations:
    Basic                        $   .33     $   .38     $    .51     $    .69
    Diluted                      $   .33     $   .38     $    .51     $    .68

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  COMPREHENSIVE INCOME

For the 13 and 26 weeks ended July 2, 1999, total comprehensive income amounted to $18.6 million and $68.2 million respectively. For the 13 and 26 weeks ended July 3, 1998, total comprehensive income amounted to $1.7 million and $25.3 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments and for 1998, unrealized gains on marketable equity securities.


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

In the first quarter of 1998, the Company disposed of certain discontinued railcar assets which had been classified as assets held for sale. The disposition of these assets resulted in net proceeds of $29 million and an after-tax gain of $11.1 million.

Net sales for discontinued operations are as follows:

                                   13 WEEKS ENDED            26 WEEKS ENDED
                                 -------------------     ---------------------
                                 JULY 2,     JULY 3,     JULY 2,       JULY 3,
                                  1999        1998        1999          1998

Net sales                        $  17.9     $ 198.8     $  177.9     $  385.2

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.      INVESTMENT IN ANTEC

During the first quarter of 1998, the Company sold 2.2 million shares of ANTEC Corporation stock which resulted in net after-tax proceeds of approximately $32 million and an after tax gain of $5.1 million. The sale reduced the Company's ownership interest to 12.4% at April 3, 1998. In the second quarter of 1998, the Company sold its remaining 4.9 million shares of ANTEC stock which resulted in net after-tax proceeds of approximately $68 million and an after-tax gain of $9.5 million.

NOTE 6.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximate 99% ownership interest in Anixter Inc. at July 2, 1999 and January 1, 1999 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                          JULY 2,    JANUARY 1,
(In millions)                                              1999         1999
                                                         --------     --------

                                                       (UNAUDITED)

Assets:
    Current assets                                       $1,004.3     $  863.0
    Property, net                                            56.0         54.6
    Goodwill                                                232.1        212.1
    Net assets of discontinued operations                       -         98.3
    Other assets                                             36.3         38.2
                                                         --------     --------
                                                         $1,328.7     $1,266.2
                                                         ========     ========
Liabilities and Stockholders' Equity:
    Current liabilities                                  $  422.0     $  333.9
    Other liabilities                                         9.3          8.6
    Long-term debt                                          476.1        524.1
    Subordinated notes payable to parent                      5.8          7.0
    Stockholders' equity                                    415.5        392.6
                                                         --------     --------
                                                         $1,328.7     $1,266.2
                                                         ========     ========


                                  ANIXTER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)

                                   13 WEEKS ENDED            26 WEEKS ENDED
                                 -------------------     ---------------------
                                 JULY 2,     JULY 3,      JULY 2,      JULY 3,
                                   1999        1998        1999         1998
                                 -------     -------     --------     --------
(In millions)

Net sales                        $ 658.6     $ 559.7     $1,228.5     $1,101.9

Operating income                 $  29.0     $  22.0     $   51.7     $   45.1

Income before income tax expense $  21.4     $  13.2     $   35.7     $   27.5

Income from continuing
  operations                     $  11.2     $   4.5     $   19.5     $    9.3

Income (loss) from
  discontinued operations,
  net of tax                     $   1.0     $   4.4     $    (.5)    $    7.6

Gain on disposal of
  discontinued operations,
  net of tax                     $     -     $     -     $   45.9     $      -

Net income                       $  12.2     $   8.9     $   64.9     $   16.9

ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash provided by operating activities from continuing operations was $21.6 million for the 26 weeks ended July 2, 1999, compared to $43.2 million used for the same period in 1998. Cash provided by operating activities increased primarily due to the increase in accruals associated with the collection of receivables on behalf of North American Integration which was sold in the first quarter of 1999. Consolidated cash used by investing activities was $8.3 million for the 26 weeks ended July 2, 1999, versus $51.8 million provided for the same period in 1998 as a result of $104.3 million of proceeds received from the sale of ANTEC shares in 1998, partially offset by $38.2 million used for the acquisition of Pacer Electronics, Inc. in June of 1998. Consolidated cash used by net financing activities was $149.0 million for the 26 weeks ended July 2, 1999, in comparison to $30.8 million in 1998. The increase in cash used is primarily the result of the net paydown of the revolving line of credit of $63.3 million in 1999 versus net borrowings of $19.2 million in 1998. Treasury stock purchases in the 26 weeks ended July 2, 1999, were $85.6 million versus $50.6 million in 1998. Cash provided by discontinued operations was $129.5 million in 26 weeks ended July 2, 1999, compared to $24.3 million in 1998. The increase primarily relates to cash received from the sale of the North American Integration business.

FINANCINGS:

At July 2, 1999, $194.8 million was available under the bank revolving lines of credit at Anixter Inc., of which $20.0 million was available to pay the Company for intercompany liabilities.

Consolidated interest expense was $7.5 million and $7.2 million for the second quarter 1999 and 1998, respectively, and was $16.1 million and $14.5 million for the first half of 1999 and 1998, respectively. The increase in interest expense is due to higher average debt levels resulting from funding higher working capital levels, partially offset by slightly lower interest rates.

As of July 2, 1999, the Company has authorized the repurchase of up to 7 million shares in 1999, with the volume and timing to depend on market conditions. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the North American and European Integration businesses. The Company has repurchased 6,225,234 shares, as of July 2, 1999, at an average cost of $13.75.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated net capital expenditures, were $9.0 million and $14.3 million for the 26 weeks ended July 2, 1999 and July 3, 1998, respectively.

In June 1998, the Company purchased Pacer for $38.2 million, which resulted in the addition of approximately $30 million to goodwill. Operating results of Pacer in the first half of 1999 were not significant.

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

QUARTER ENDED JULY 2, 1999: Income from continuing operations for the second quarter of 1999 was $12.2 million compared with $17.8 million for the second quarter of 1998.

The Company's sales during the first quarter of 1999 increased 12.6% to $658.5 million from $584.6 million in 1998. Net sales by major geographic market are presented in the following table:

(In millions)                                                13 WEEKS ENDED
                                                          JULY 2,     JULY 3,
                                                           1999         1998
                                                         --------     --------

North America                                            $  502.7     $  422.6
Europe                                                      122.2        123.3
Asia Pacific and Latin America                               33.6         38.7
                                                         --------     --------
                                                         $  658.5     $  584.6
                                                         ========     ========

North America sales grew 19.0%, resulting from a significant growth in both the core Structured Wiring and Electrical Wire and Cable product sets and the Integrated Supply business along with the inclusion of Pacer Electronics, which was acquired in June 1998. Europe sales declined .9% on a combination of lower network product sales and a stronger dollar. Excluding the effect from changes in exchange rates, Europe second quarter 1999 sales improved 2.4% over the corresponding 1998 period. Asia Pacific and Latin America declined 13.2%, a result of soft local economic conditions combined with weaker local currencies.

Operating income for the second quarter of 1999 increased to $28.5 million from $22.4 million in 1998. Operating income by major geographic market is presented in the following table:

(In millions)                                                13 WEEKS ENDED
                                                         JULY 2,       JULY 3,
                                                           1999         1998
                                                         --------     --------


North America                                            $   26.9     $   23.2
Europe                                                        4.7          3.4
Asia Pacific and Latin America                               (3.1)        (4.2)
                                                         --------     --------
                                                         $   28.5     $   22.4
                                                         ========     ========

North America operating income increased 16.0% in the quarter. The improvement primarily relates to higher sales volume and a reduction in operating expenses as a percent of sales reflecting staff reductions over the last few quarters. This improvement was partially offset by lower gross margin rates primarily a result of lower margin project business and significant increases in the lower gross margin public network and integrated supply business. Europe operating income increased 39.0% for the second quarter of 1999, due to a reduction in operating expenses associated with a 11.5% reduction in headcount. Asia Pacific and Latin America operating loss was reduced by 28.1%, reflecting the restructuring and expense reduction efforts of 1998.

In the second quarter of 1998, the Company sold its remaining shareholdings in ANTEC Corporation resulting in an after-tax gain of $9.5 million.

The consolidated tax provision on continuing operations in the second quarter decreased to $8.8 million in 1999 from $12.7 million in 1998 due to lower pre-tax earnings. The 1999 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

26 WEEKS ENDED JULY 2, 1999: Income from continuing operations for the first half of 1999 was $19.9 million as compared to $32.2 million for the first half of 1998.

The Company's sales during the first half of 1999 increased 9.3% to $1,253.6 million from $1,146.7 million in 1998. Net sales by major geographic market are presented in the following table:

(In millions)                                               26 WEEKS ENDED
                                                          JULY 2,     JULY 3,
                                                           1999         1998
                                                         --------     --------


North America                                            $  925.6     $  815.7
Europe                                                      261.7        256.6
Asia Pacific and Latin America                               66.3         74.4
                                                         --------     --------
                                                         $1,253.6     $1,146.7
                                                         ========     ========

North America sales grew 13.5%, resulting from very strong second quarter growth in the core Structured Wiring and Electrical Wire and Cable product sets along with significant growth in the Integrated Supply business. 1999 results also include Pacer Electronics which was acquired in June 1998. Europe sales grew 2.0% on the strength of the first quarter as sales continue to be negatively impacted by soft networking product sales and a stronger dollar. Asia Pacific and Latin America sales declined 10.8% to $66.3 million due to soft economic conditions along with weaker local currencies.

Operating income for the first half of 1999 increased $4.8 million from $45.7 million in 1998. Operating income by major geographic market are presented in the following table:

(In millions)                                                26 WEEKS ENDED
                                                         JULY 2,      JULY 3,
                                                           1999         1998
                                                         --------     --------

North America                                            $   46.8     $   47.2
Europe                                                       10.2          8.4
Asia Pacific and Latin America                               (6.5)        (9.9)
                                                         --------     --------
                                                         $   50.5     $   45.7
                                                         ========     ========

Operating income in North America declined slightly from 1998 as lower second quarter expenses associated with staff reductions was more than offset by higher spending on Year 2000 compliance efforts and retained costs associated with the sale of the North American Integration business. Europe's operating profit improved 21.2% from $8.4 million in 1998, reflecting savings generated from headcount reductions. Despite the 10.8% decline in sales, the combined Asia Pacific and Latin America operating loss was reduced by 33.9% reflecting the restructuring and expense reduction efforts of 1998.

The first half of 1998 includes an after-tax gain of $14.6 million relating to the sale of the Company's shareholdings of ANTEC Corporation.

The consolidated income tax provision on continuing operations for the first half of 1999 decreased to $14.4 million from $23.0 million in 1998. The decrease was due to lower pre-tax earnings. The 1999 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

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

         The Company has completed an assessment, made upgrades to the mainframe operating system and modified its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Renovation of all critical business systems is now complete. The Company has also completed the assessment of PC hardware and software systems and non-information technology systems for Year 2000 compliance. The total Year 2000 project cost is estimated at approximately $4.5 million. To date, the Company has incurred and expensed approximately $3.8 million, primarily for assessment of the Year 2000 issue, mainframe operating system upgrades and code modifications. The project is funded through the Company's information technology budget, and represents less than six percent of that budget. The time and expense of the project has not had, and is not expected to have, a material impact on the Company's financial condition.

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

         The planning, assessment, and execution of substantially all of the mainframe operating system upgrades and code modifications have been completed. A new general ledger system was implemented in April. The remainder of the project, including verification of its effectiveness, PC hardware and software upgrades, and the development of contingency plans, is estimated to be completed by October 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and upgrades to certain hardware the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and upgrades are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 26, 1999 the Directors of the Company were elected as follows:

                                                      VOTES
                                        ---------------------------------
DIRECTORS                                  FOR                   WITHHELD
                                        ----------               --------

Lord James Blyth                        31,579,843                42,218
Robert L. Crandall                      31,581,264                40,797
Rod F. Dammeyer                         31,456,342               165,719
Robert E. Fowler, Jr.                   31,453,943               168,118
Robert W. Grubbs, Jr.                   31,453,044               169,017
F. Philip Handy                         31,581,973                40,088
Melvyn N. Klein                         31,583,373                38,688
John R. Petty                           31,582,443                39,618
Sheli Z. Rosenberg                      31,454,139               167,922
Stuart M. Sloan                         31,454,795               167,266
Thomas C. Theobald                      31,583,292                38,769
Samuel Zell                             31,455,327               166,734

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

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

                  10.20* Anixter International Inc. Enhanced Management Incentive Plan for 1999-2000.

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

                           ANIXTER INTERNATIONAL INC.

Date: August 13, 1999                By:  /s/ Robert W. Grubbs
      ---------------                     ---------------------------------
                                              Robert W. Grubbs
                                          President and Chief Executive Officer

Date: August 13, 1999                By:  /s/ Dennis J. Letham
      ---------------                     ---------------------------------
                                              Dennis J. Letham
                                          Senior Vice President - Finance
                                            and Chief Financial Officer