Form 10-Q
period 1999-10-01
ANIXTER INTERNATIONAL INC
filed 1999-11-12
CIK 52795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999

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

                                Yes  X     No
                                    ---

At November 8, 1999 there were 36,151,608 shares of Common Stock, $1.00 par value, of the registrant outstanding.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)


(In millions, except per share amounts)                          13 WEEKS ENDED          39 WEEKS ENDED
                                                              --------------------  ------------------------
                                                              OCTOBER 1, OCTOBER 2,  OCTOBER 1,   OCTOBER 2,
                                                                 1999       1998        1999         1998
                                                              ---------  ---------  -----------  -----------
Net sales                                                     $   710.4  $   617.3  $   1,964.0  $   1,764.0

Cost of goods sold                                                548.5      465.4      1,496.9      1,327.2
                                                              ---------  ---------  -----------  -----------
Gross profit                                                      161.9      151.9        467.1        436.8

Operating expenses                                                126.9      121.3        377.8        357.2
Amortization of goodwill                                            1.8        1.7          5.6          5.0
                                                              ---------  ---------  -----------  -----------
Operating income                                                   33.2       28.9         83.7         74.6

Interest expense                                                   (8.9)      (8.6)       (25.0)       (23.1)
Foreign exchange and other, net                                     (.1)      (4.4)         (.2)        (4.7)
Gain on ANTEC investment                                            -          -            -           24.3
                                                              ---------  ---------  -----------  -----------
Income before income taxes                                         24.2       15.9         58.5         71.1

Income tax (benefit) expense                                      (14.1)       6.6           .3         29.6
                                                              ---------  ---------  -----------  -----------
Income from continuing operations                                  38.3        9.3         58.2         41.5

Discontinued operations:
    (Loss) Income from discontinued operations, net of tax          (.6)       1.6         (1.1)         6.5
    Gain on disposal of discontinued operations, net of tax         6.5        2.1         52.4         13.2
                                                              ---------  ---------  -----------  -----------
Net income                                                    $    44.2  $    13.0  $     109.5  $      61.2
                                                              =========  =========  ===========  ===========

Basic income per common share:
    Continuing operations                                     $    1.06  $     .21  $      1.53  $       .91
    Discontinued operations                                         .17        .09         1.35          .43
                                                              ---------  ---------  -----------  -----------
    Net income                                                $    1.23  $     .30  $      2.88  $      1.34
                                                              =========  =========  ===========  ===========

Diluted income per common share:
    Continuing operations                                     $    1.04  $     .21  $      1.52  $       .90
    Discontinued operations                                         .16        .08         1.33          .42
                                                              ---------  ---------  -----------  -----------
    Net income                                                $    1.20  $     .29  $      2.85  $      1.32
                                                              =========  =========  ===========  ===========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In millions)                                                       OCTOBER 1,     JANUARY 1,
                                                                       1999           1999
                                                                    ----------     ----------
                                                                    (UNAUDITED)
Cash                                                                $     15.7     $     20.5
Accounts receivable (less allowances of $10.1 in 1999
    and $11.0 in 1998)                                                   580.4          455.9
Inventories                                                              517.0          417.2
Income taxes receivable                                                     -             5.1
Other current assets                                                      14.9            8.4
                                                                    ----------     ----------
    Total current assets                                               1,128.0          907.1

Property and equipment, at cost                                          152.7          144.1
Accumulated depreciation                                                 (96.7)         (86.5)
                                                                    ----------     ----------
    Net property and equipment                                            56.0           57.6
Deferred taxes, net                                                       19.6             -
Goodwill (less accumulated amortization
    of $76.6 in 1999 and $71.0 in 1998)                                  229.5          233.8
Net assets of discontinued operations                                       -            87.3
Other assets                                                              35.0           36.0
                                                                    ----------     ----------
                                                                    $  1,468.1     $  1,321.8
                                                                    ==========     ==========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In millions)                                OCTOBER 1,     JANUARY 1,
                                                1999           1999
                                             ----------     ----------
                                             (UNAUDITED)

Current liabilities:
    Accounts payable                         $    315.3     $    246.7
    Accrued expenses                              135.5           94.3
                                             ----------     ----------
       Total current liabilities                  450.8          341.0

Deferred taxes, net                                  -            15.0
Other liabilities                                  14.2           10.7
Long-term debt                                    557.2          543.6
                                             ----------     ----------
    Total liabilities                           1,022.2          910.3

Stockholders' equity:
    Common stock                                   36.1           41.8
    Accumulated other comprehensive income        (36.2)         (39.7)
    Retained earnings                             446.0          409.4
                                             ----------     ----------
       Total stockholders' equity                 445.9          411.5
                                             ----------     ----------
                                             $  1,468.1     $  1,321.8
                                             ==========     ==========




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


(In millions)
                                                                                 39 WEEKS ENDED
                                                                            ------------------------
                                                                            OCTOBER 1,    OCTOBER 2,
                                                                               1999          1998
                                                                            ----------    ----------
Operating activities:
    Net income                                                              $  109.5      $   61.2
    Adjustments to reconcile net income
       to net cash used by operating
       activities from continuing operations:
         Income from discontinued operations                                   (51.3)        (19.7)
         Depreciation and amortization                                          20.0          19.7
         Gain on ANTEC investment                                                -           (24.3)
         Deferred income taxes                                                 (28.3)          4.4
         Changes in current assets and liabilities, net                       (105.6)        (98.2)
         Other, net                                                              2.3          (1.7)
                                                                            --------      --------
       Net cash used for continuing operating activities                       (53.4)        (58.6)

Investing activities:
    Capital expenditures                                                       (12.8)        (21.5)
    Proceeds from sale of ANTEC                                                  -           104.3
    Business acquisitions, net of cash acquired                                  -           (38.1)
    Other                                                                         .9           -
                                                                            --------      --------
       Net cash (used) provided by continuing investing activities             (11.9)         44.7
                                                                            --------      --------
       Net cash used before financing activities                               (65.3)        (13.9)

Financing activities:
    Proceeds from long-term borrowings                                         728.5         674.9
    Repayment of long-term borrowings                                         (714.9)       (580.5)
    Proceeds from issuance of common stock                                       7.0            .5
    Purchases of treasury stock                                                (85.6)        (90.9)
    Other, net                                                                  (5.5)         (1.2)
                                                                            --------      --------
       Net cash (used) provided by continuing financing activities             (70.5)          2.8
Cash provided by discontinued operations                                       131.0          16.3
                                                                            --------      --------
Cash (used) provided                                                            (4.8)          5.2
Cash at beginning of period                                                     20.5          10.6
                                                                            --------      --------
Cash at end of period                                                       $   15.7      $   15.8
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

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s (Company) Annual Report on Form 10-K for the year ended January 1, 1999. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals and a one-time tax accrual adjustment) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified and restated to conform to the 1999 presentation and to reflect the discontinuance of the Integration business. The impact on net income is not significant.

NOTE 2.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per common share from continuing operations:

                                                    13 WEEKS ENDED                39  WEEKS ENDED
                                                -----------------------       -----------------------
(In millions, except per share amounts)         OCTOBER 1,   OCTOBER 2,       OCTOBER 1,   OCTOBER 2,
                                                   1999         1998             1999         1998
                                                ----------   ----------       ----------   ----------
Numerator:
       Income from continuing operations          $ 38.3       $  9.3           $ 58.2       $ 41.5
Denominator:
       Basic common shares outstanding              36.0         44.0             38.0         45.9
    Effect of dilutive securities:
       Stock options and warrants                     .9           .4               .4           .4
                                                  ------       ------           ------       ------
Diluted common shares outstanding                   36.9         44.4             38.4         46.3
                                                  ======       ======           ======       ======
Income per share from continuing operations:
    Basic                                         $ 1.06       $  .21           $ 1.53       $  .91
    Diluted                                       $ 1.04       $  .21           $ 1.52       $  .90

                           ANIXTER INTERNATIONAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  COMPREHENSIVE INCOME

For the 13 and 39 weeks ended October 1, 1999, total comprehensive income amounted to $44.8 million and $113.0 million, respectively. For the 13 and 39 weeks ended October 2, 1998, total comprehensive income amounted to $3.6 million and $28.1 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments. For the 39 weeks ended October 2, 1998, the difference also includes unrealized gains on marketable equity securities.

NOTE 4.  DISCONTINUED OPERATIONS

In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets. The sale of the North American Integration business was completed on April 2, 1999, following the sale of the European Integration business in the fourth quarter of 1998. Total proceeds received were $215.8 million. This resulted in a one-time after-tax gain in the first quarter of $45.9 million, which is net of $11.0 million of costs associated primarily with the closing of selected Latin American and Asian Integration locations and severance costs associated with staff reductions necessitated by discontinuing the Integration segment. In the third quarter of 1999, the Company recorded an additional after-tax net curtailment gain of $2.5 million. The gain resulted from the net decrease in the Company's pension benefit obligation for employees affected by the sale of the North American Integration business. On October 20, 1999 the Company entered into an agreement, which is expected to result in a gain, to sell the final remaining piece of its Integration business. The sale of that piece of the business, which is located in Asia Pacific, is expected to close in the fourth quarter of 1999.

In the third quarter of 1999, the Company recognized a tax benefit of $8.4 million resulting from the reversal of certain tax liabilities associated with prior years' reported sales of discontinued assets. In addition, a $4.4 million net loss was recorded for the write-down of certain assets held for sale anticipated to be sold in the fourth quarter of 1999.

In the first quarter of 1998, the Company disposed of certain discontinued railcar assets which had been classified as assets held for sale. The disposition of these assets resulted in net proceeds of $29 million and an after-tax gain of $11.1 million.

Net sales for discontinued operations are as follows:

                                13 WEEKS ENDED            39  WEEKS ENDED
                            ----------------------    ----------------------
                            OCTOBER 1,  OCTOBER 2,    OCTOBER 1,  OCTOBER 2,
                               1999        1998          1999        1998
                            ----------  ----------    ----------  ----------

Net sales                     $ 12.5      $187.2        $190.4      $572.4


NOTE 5.  INCOME TAXES

During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryovers dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessment relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax liabilities which have been determined to be no longer necessary. The effect on diluted earnings per share for the third quarter and the first three quarters of 1999 was $.66 and $.63, respectively.

NOTE 6.  INVESTMENT IN ANTEC

During the first quarter of 1998, the Company sold 2.2 million shares of ANTEC Corporation stock which resulted in net after-tax proceeds of approximately $32 million and an after-tax gain of $5.1 million. The sale reduced the Company's ownership interest to 12.4% at April 3, 1998. In the second quarter of 1998, the Company sold its remaining 4.9 million shares of ANTEC stock which resulted in net after-tax proceeds of approximately $68 million and an after-tax gain of $9.5 million.

NOTE 7.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximate 99% ownership interest in Anixter Inc. at October 1, 1999 and January 1, 1999 which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    OCTOBER 1,    JANUARY 1,
(In millions)                                          1999          1999
                                                    ---------     ---------
                                                   (UNAUDITED)
Assets:
     Current assets                                 $ 1,127.2     $   863.0
     Property, net                                       56.0          54.6
     Goodwill                                           229.5         212.1
     Net assets of discontinued operations                -            98.3
     Other assets                                        36.0          38.2
                                                    ---------     ---------
                                                    $ 1,448.7     $ 1,266.2
                                                    =========     =========

Liabilities and Stockholders' Equity:
     Current liabilities                            $   442.1     $   333.9
     Other liabilities                                    8.9           8.6
     Long-term debt                                     557.2         524.1
     Subordinated notes payable to parent                 4.2           7.0
     Stockholders' equity                               436.3         392.6
                                                    ---------     ---------
                                                    $ 1,448.7     $ 1,266.2
                                                    =========     =========



                                  ANIXTER INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                   (UNAUDITED)

                                                                    13 WEEKS ENDED               39 WEEKS ENDED
                                                               ------------------------     -------------------------
                                                               OCTOBER 1,    OCTOBER 2,     OCTOBER 1,     OCTOBER 2,
                                                                  1999          1998           1999           1998
                                                               ----------    ----------     ----------     ----------
(In millions)
Net sales                                                       $  710.4      $  578.5       $1,938.9       $1,680.4

Operating income                                                $   33.5      $   27.5       $   85.2       $   72.6

Income before income tax expense                                $   24.3      $   14.1       $   60.0       $   41.6

Income from continuing operations                               $   13.3      $    4.7       $   32.8       $   14.0

(Loss) income from discontinued operations, net of tax          $    (.6)     $    3.2       $   (1.1)      $   10.8

Gain on disposal of discontinued operations, net of tax         $    2.6      $    -         $   48.5       $    -

Net income                                                      $   15.3      $    7.9       $   80.2       $   24.8

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW: Consolidated net cash used by operating activities from continuing operations was $53.4 million for the 39 weeks ended October 1, 1999, compared to $58.6 million for the same period in 1998. Cash used by operating activities was relatively equal to last year as the increase in income from continuing operations primarily was generated from a $24.3 million one-time non-cash transaction to reflect the reversal of certain tax liabilities associated with completing Internal Revenue Service audits for a number of open tax years. The Company spent an additional $7.4 million in 1999 to support working capital requirements. In 1998, income from continuing operations includes a $24.3 million gain on the ANTEC investment. Proceeds are reflected as an investing activity.

Consolidated cash used by investing activities was $11.9 million for the 39 weeks ended October 1, 1999, versus $44.7 million provided for the same period in 1998. The decline is a result of $104.3 million of proceeds received from the sale of ANTEC shares in 1998, partially offset by $38.1 million used for the acquisition of Pacer Electronics, Inc. ("Pacer") in June of 1998.

Consolidated cash used by financing activities was $70.5 million for the 39 weeks ended October 1, 1999, in comparison to $2.8 million provided in 1998. The increase in cash used is primarily the result of the net borrowings of the revolving line of credit of $13.6 million in 1999 versus $94.4 million in 1998. Treasury stock purchases in the 39 weeks ended October 1, 1999 were $85.6 million versus $90.9 million in 1998.

Cash provided by discontinued operations was $131.0 million in 39 weeks ended October 1, 1999, compared to $16.3 million in 1998. The increase primarily relates to cash received from the sale of the North American Integration business.

FINANCINGS:

At October 1, 1999, $123.8 million was available under the bank revolving lines of credit at Anixter Inc., of which $15.1 million was available to pay the Company for intercompany liabilities.

Consolidated interest expense was $8.9 million and $8.6 million for the third quarter 1999 and 1998, respectively, and was $25.0 million and $23.1 million for the first 39 weeks of 1999 and 1998, respectively. The increase in interest expense is due to higher average debt levels resulting from funding higher working capital levels, partially offset by slightly lower interest rates.

As of October 1, 1999, the Company has authorized the repurchase of up to 7 million shares in 1999, with the volume and timing to depend on market conditions. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the North American and European Integration businesses. The Company has repurchased 6,225,234 shares through October 1, 1999, at an average cost of $13.75.

OTHER LIQUIDITY CONSIDERATIONS: Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

CAPITAL EXPENDITURES AND ACQUISITIONS

Consolidated net capital expenditures, were $12.8 million and $21.5 million for the 39 weeks ended October 1, 1999 and October 2, 1998, respectively.

In June 1998, the Company purchased Pacer for $38.1 million, which resulted in approximately $30 million of goodwill.

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

13 WEEKS ENDED OCTOBER 1, 1999: Income from continuing operations for the third quarter of 1999 was $38.3 million compared with $9.3 million for the third quarter of 1998.

The Company's sales during the third quarter of 1999 increased 15.1% to $710.4 million from $617.3 million in 1998. Net sales by major geographic market are presented in the following table:

(In millions)                                     13 WEEKS ENDED
                                           ----------------------------
                                           OCTOBER 1,        OCTOBER 2,
                                              1999              1998
                                           ----------        ----------

North America                                $547.4            $452.6
Europe                                        128.0             127.7
Asia Pacific and Latin America                 35.0              37.0
                                             ------            ------
                                             $710.4            $617.3
                                             ======            ======

North America sales grew 21.0%, resulting from a significant growth in both the core Private Network Communications and Electrical Wire and Cable product sets together with significant new volume from the Public Network Communications and the Integrated Supply business. Europe sales were flat with last year resulting from falling unit prices in networking products and a stronger U.S. dollar. Excluding the effect from changes in exchange rates, Europe third quarter 1999 sales improved 4.1% over the corresponding 1998 period. Asia Pacific and Latin America declined 5.7%, a result of soft local economic conditions combined with weaker local currencies in Latin America.

Operating income for the third quarter of 1999 increased to $33.2 million from $28.9 million in 1998. Operating income by major geographic market is presented in the following table:

(In millions)                                     13 WEEKS ENDED
                                           ----------------------------
                                           OCTOBER 1,        OCTOBER 2,
                                              1999              1998
                                           ----------        ----------


North America                                $ 31.1            $ 26.4
Europe                                          4.6               5.2
Asia Pacific and Latin America                 (2.5)             (2.7)
                                             ------            ------
                                             $ 33.2            $ 28.9
                                             ======            ======

North America operating income increased 17.9% in the third quarter. The improvement primarily relates to higher sales volume and better sales and operations productivity, which has resulted in a reduction in operating expenses as a percent of sales. This improvement was partially offset by lower gross margin rates, primarily from significant increases in the lower gross margin Public Network and Integrated Supply business. Europe operating income decreased 11.6% for the third quarter of 1999, primarily a result of the flat sales volume and stronger U.S. dollar. Excluding the effect from changes in exchange rates, operating income for Europe was down 7.3% in the third quarter 1999 compared to 1998. Asia Pacific and Latin America operating loss was reduced by 6.2%, as the 1998 Asia Pacific restructuring produced breakeven operating results for the quarter.

Net foreign exchange and other improved from a $4.4 million loss in the third quarter of 1998 to a $.1 million loss in 1999. The improvement primarily relates to a reduction in foreign exchange losses in Mexico, which was a hyperinflationary economy in 1998.

The consolidated tax benefit on continuing operations in the third quarter was $14.1 million in 1999 compared to $6.6 million expense in the third quarter of 1998. As a result of the completion of the Internal Revenue Service review of previous open tax years, a $24.3 million one-time tax benefit was recorded to reverse previously established tax liabilities. Excluding the $24.3 million adjustment, the 1999 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which do not yet provide a tax benefit under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

39 WEEKS ENDED OCTOBER 1, 1999: Income from continuing operations for the first three quarters of 1999 was $58.2 million as compared to $41.5 million for 1998.

The Company's sales during the first three quarters of 1999 increased 11.3% to $1,964.0 million from $1,764.0 million in 1998. Net sales by major geographic market are presented in the following table:

(In millions)                                      39 WEEKS ENDED
                                             --------------------------
                                             OCTOBER 1,      OCTOBER 2,
                                                1999            1998
                                             ----------      ----------

North America                                 $1,473.0        $1,268.3
Europe                                           389.7           384.3
Asia Pacific and Latin America                   101.3           111.4
                                              --------        --------
                                              $1,964.0        $1,764.0
                                              ========        ========

North America sales grew 16.1%, resulting from very strong second and third quarter growth in the core Private Network Communications and Electrical Wire and Cable product sets along with significant new volume from the Public Network Communications and the Integrated Supply business. 1999 results also include Pacer which was acquired in June 1998. Europe sales grew 1.4% on the strength of the first quarter as sales continue to be negatively impacted by soft networking product sales and a stronger dollar. Asia Pacific and Latin America sales declined 9.1% to $101.3 million due to soft economic conditions along with weaker local currencies.

Operating income for the first three quarters of 1999 increased $9.1 million from $74.6 million in 1998. Operating income by major geographic market are presented in the following table:

(In millions)                                     39 WEEKS ENDED
                                            --------------------------
                                            OCTOBER 1,      OCTOBER 2,
                                               1999            1998
                                            ----------      ----------

North America                               $    77.9       $    73.6
Europe                                           14.8            13.6
Asia Pacific and Latin America                   (9.0)          (12.6)
                                            ---------       ---------
                                            $    83.7       $    74.6
                                            =========       =========

Operating income in North America increased 6.0% from 1998 as the significant increase in the third quarter sales volume, coupled with better sales and operations productivity over the last few quarters, more than offset higher spending on Year 2000 compliance efforts and retained costs associated with the sale of the North American Integration business. Europe's operating profit improved 8.7% from $13.6 million in 1998, reflecting savings generated from headcount reductions. Growth has been limited by flat sales and a stronger U.S. dollar. Excluding the effect of changes in exchange rates, Europe's operating profit grew 11.5%. Despite the 9.1% decline in sales, the combined Asia Pacific and Latin America operating loss was reduced by 28.0% reflecting the restructuring and expense reduction efforts of 1998.

Net foreign exchange and other improved from a $4.7 million loss in the first three quarters of 1998 to a $.2 million loss in 1999. The improvement primarily relates to a reduction in foreign exchange losses in Mexico, which was a hyperinflationary economy in 1998.

The first three quarters of 1998 includes an after-tax gain of $14.6 million relating to the sale of the Company's shareholdings of ANTEC Corporation.

The consolidated income tax provision on continuing operations for the first three quarters of 1999 decreased to $.3 million from $29.6 million in 1998. The decrease was due to a $24.3 million one-time tax benefit recorded to reverse previously established tax liabilities and lower pre-tax earnings. Excluding the $24.3 million adjustment, the 1999 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which do not yet provide a tax benefit under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

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

         The Company completed an assessment, upgraded the mainframe operating system and modified software so that computer systems will function properly with respect to dates in the year 2000 and thereafter. Renovation of all critical business systems is complete. The Company also completed the assessment of PC hardware and software systems and non-information technology systems for Year 2000 compliance. Over the life of the project, the Company incurred and expensed approximately $4.5 million, primarily for assessment of the Year 2000 issue, mainframe operating system upgrades and code modifications. The time and expense of the project has not had a material impact on the Company's financial condition.

         The Company initiated formal communications with all of its significant suppliers to confirm their Year 2000 compliance actions will be sufficient to avoid any substantial disruptions in the Company's operations. The Company also put a team together to continue to monitor this situation as the information evolves. The Company believes most of the responses have been designed to provide legal protection to the respondent as opposed to supplying direct and reliable information; as such the Company makes no claim as to the reliability of these responses. The Company is developing contingency plans to the extent believed to be appropriate. The Company's total Year 2000 project cost and estimates to complete that project assume no significant costs from the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee the other companies on which the Company relies will be Year 2000 compliant, and their failure to do so could adversely impact the Company as described below.

         The planning, assessment, and execution of substantially all of the mainframe operating system upgrades and code modifications are complete. A new general ledger system was implemented in April. The remainder of the project, including verification of its effectiveness, PC hardware and software upgrades, is estimated to be complete by the end of November 1999. The Company is currently working on business contingency plans to address non-planned or controllable Y2K related outages. Many of these plans are already completed. The remaining plans are progressing towards a scheduled completion of November 30, 1999. The Company believes that with the modifications to existing software and upgrades to certain hardware, the Year 2000 issue will not pose significant operational problems for its computer systems.

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


          (10) Material contracts

               10.21  Financial Advisory Agreement, dated August 4, 1999.

               10.22* Employment Agreement with Robert W. Grubbs, dated July 22,
                      1999.

               10.23* Employment Agreement with Dennis J. Letham, dated July 22,
                      1999.


          (27) Financial data schedule

               27.1   Financial data schedule


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.

Date: November 11, 1999             By:     /s/ Robert W. Grubbs
      -----------------                -------------------------------------
                                                Robert W. Grubbs
                                       President and Chief Executive Officer

Date: November 11, 1999             By:     /s/ Dennis J. Letham
      -----------------                -------------------------------------
                                                Dennis J. Letham
                                       Senior Vice President - Finance
                                         and Chief Financial Officer