Form 10-K
period 1999-12-31
ANIXTER INTERNATIONAL INC
filed 2000-03-08
CIK 52795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes [ ]     No [X]

     The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $683,477,000 as of March 1, 2000.

     At March 1, 2000, 35,390,392 shares of Registrant's Common Stock, $1 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 42 pages. Exhibit List begins on page 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business of the Company.....................................      3
Item 2    Properties..................................................      5
Item 3.   Legal Proceedings...........................................      5
Item 4.   Submission of Matters to a Vote of Security Holders.........      5
          Executive Officers of the Registrant........................      6

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      7
Item 6.   Selected Financial Data.....................................      7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     13
Item 8.   Consolidated Financial Statements and Supplementary Data....     13
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     13

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     33
Item 11.  Executive Compensation......................................     33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     33
Item 13.  Certain Relationships and Related Transactions..............     33

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................     33

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

(A) GENERAL DEVELOPMENT OF BUSINESS

     Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products through Anixter Inc. and its subsidiaries (collectively "Anixter").

     In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment with North America Integration being sold in the first quarter of 1999 followed by the sale of Asia Pacific Integration in the fourth quarter of 1999.

     In 1998, the Company sold its remaining 19% interest in ANTEC Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company. As of January 2, 1998, the Company owned approximately 19% of ANTEC, which was reduced from 31% in February 1997, by the issuance of additional stock by ANTEC in connection with a merger.

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

     In 1996, the Company changed its fiscal year end from a calendar year ending December 31 to the Friday nearest December 31 and included 52 weeks in 1999, 1998, 1997, and 53 weeks in 1996. This change did not have a significant effect on the results of operations for the year ended January 3, 1997.

     In 1995, the Company largely completed its strategy of selling its non-core businesses and investments including the sale of its 9% investment in the common stock of Santa Fe Energy Resources, Inc. ("Energy").

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For certain financial information concerning the Registrant's business segments, see Note 12 "Business Segments" of the Notes to the Consolidated Financial Statements of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. All narrative descriptions and year to year comparisons have been restated to exclude Integration.

     Anixter is a leading global distributor of communication products used in building enterprise and Service Provider (companies that offer telecommunications services, including internet service providers, cable companies and wireless communications providers), data, voice and video networks. In addition, Anixter is a leading distributor of specialty wire and cable products to original equipment manufacturers ("OEM") and to industrial companies for maintenance and repair operations ("MRO"). Anixter stocks and/or sells a full line of these products from a network of 86 locations in the United States, 19 in Canada, 10 in the United Kingdom, 27 in Continental Europe, 17 in Latin America, 4 in Australia, and 13 in Asia. Anixter sells approximately 65,000 products to 85,000 active customers and works with over 1,000 active suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, telecommunications, Internet service, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is approximately $1,700.

     The products distributed by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) and components, as well as active data components for networking applications. In the Enterprise Network Communications market, Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks ("WANs") and enterprise networks. In the service provider market, Anixter provides the installation-related materials that support central switching offices, web hosting sites and remote transmission sites. Anixter's products also include electrical wiring system products used for the transmission of electrical energy and control/monitoring of industrial processes.

     Anixter also provides contractual supply chain management of installation and repair-related materials for customers who install and/or maintain communication equipment ("Integrated Supply"). Such contracts are generally for time periods in excess of one year and include interfacing of Anixter and customer information systems, the procurement, warehousing and delivery of goods by Anixter, and in certain cases, the maintenance of dedicated warehouse facilities.

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

     An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of networking, communications cabling and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 47% of Anixter's dollar volume purchases in 1999 were from its five largest suppliers.

     Anixter cost-effectively serves its customers' needs through its proprietary computer system, which connects all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of the Company's inventory and are to a certain degree specialized by broad product category. Some smaller warehouses are also maintained to provide for the local pick-up needs of customers in certain cities. Anixter has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations. The combination of its information systems, distribution network and delivery partnerships allows Anixter to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, future performance could be subject to economic downturns, possible rapid changes in applicable technologies or regulatory changes, which substantially change the cost and/or accessibility of public network bandwidth. To guard against inventory obsolescence, the Company has negotiated various return and price protection agreements with its key suppliers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

INVESTMENT IN ANTEC

     ANTEC is a communications technology company, specializing in the design and engineering of hybrid fiber/coax (HFC) broadband networks and the manufacturing, materials management and distribution of products for these networks.

     During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, resulting in net after tax proceeds of approximately $100 million. On February 6, 1997, a wholly owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997.

MISCELLANEOUS

     At December 31, 1999, the Company and its subsidiaries employed approximately 5,200 people. Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information concerning foreign and domestic operations and export sales, see Note 9 "Income Taxes" and Note 12 "Business Segments" of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1999, no matters were submitted to a vote of the security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 7, 2000, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Rod F. Dammeyer, 59...............  Vice Chairman of the Company since February 1998; Chief
                                    Executive Officer and President of the Company from January
                                    1993 to February 1998.
John A. Dul, 39...................  General Counsel of the Company since May 1998; Assistant
                                    Secretary of the Company since May 1995; General Counsel and
                                    Secretary of Anixter since January 1996; Associate General
                                    Counsel and Secretary from July 1994 to January 1996.
Robert W. Grubbs Jr., 43..........  President and Chief Executive Officer of the Company since
                                    February 1998; President and Chief Executive Officer of
                                    Anixter since July 1994.
Lisa Kearns Lanz, 47..............  Vice President--Controller of the Company since July 1999;
                                    Vice President--Treasurer of the Company from August 1997 to
                                    July 1999; Vice President--Treasurer of Premark
                                    International Inc. from May 1994 to June 1996.
James E. Knox, 62.................  Senior Vice President--Law and Secretary of the Company
                                    since 1986.
Dennis J. Letham, 48..............  Chief Financial Officer, Senior Vice President--Finance of
                                    the Company since January 1995; Chief Financial Officer,
                                    Executive Vice President of Anixter since July 1993.
Philip F. Meno, 41................  Vice President--Taxes of the Company since May 1993.
Rod Shoemaker, 42.................  Vice President--Treasurer of the Company and Anixter since
                                    July 1999; Assistant Treasurer of the Company and Anixter
                                    from October 1994 to July 1999.
Samuel Zell, 58...................  Chairman of the Board of Directors of the Company since
                                    January 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 14 ("Quarterly Summary (unaudited)") of this report. As of March 1, 2000, the Registrant had 4,221 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                      FISCAL YEAR
                                                -------------------------------------------------------
                                                  1999       1998        1997         1996       1995
                                                  ----       ----        ----         ----       ----
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations:
  Sales.......................................  $2,670.0   $2,348.5    $2,090.9     $1,816.5   $1,659.1
  Operating income............................     112.8       87.0        91.1         62.2       51.6
  Interest expense and other, net.............     (34.6)     (34.8)      (28.5)       (24.0)     (19.2)
  Gain on ANTEC investment....................        --       24.3         2.2          4.1       (0.6)
  Loss on sale of marketable equity
     securities...............................        --         --          --           --       (3.0)
  Income from continuing operations (a).......      69.7       44.7        37.4         22.6       11.7
  Income from discontinued operations.........      54.5       20.9         7.9         13.5       27.4
  Net income..................................     124.2       65.6        45.3         36.1       39.1
  Basic income per share (b):
     Continuing operations....................  $   1.86   $   1.00    $   0.79     $   0.46   $   0.21
     Net income per share.....................      3.31       1.46        0.95         0.73       0.71
  Diluted income per share (b):
     Continuing operations....................  $   1.83   $   0.99    $   0.78     $   0.45   $   0.21
     Net income per share.....................      3.26       1.45        0.95         0.72       0.70
Financial position at year-end:
  Total assets................................  $1,434.7   $1,335.1    $1,333.6     $1,182.5   $1,131.4
  Total debt..................................  $  468.0   $  543.6    $  468.8     $  468.4   $  333.7
  Stockholders' equity (c) (d)................  $  456.4   $  411.5    $  477.0     $  435.5   $  449.0
  Diluted book value per share (b)............  $  11.99   $   9.09    $   9.98     $   8.72   $   8.05
  Diluted shares (in thousands) (b)...........    38,078     45,263      47,775       49,949     55,784
  Year end outstanding shares (in
     thousands)...............................    35,924     41,878      47,297       48,007     52,488

---------------
Notes:

(a) In the third quarter of 1999, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary.

(b) All shares and per share data have been adjusted to reflect the dividend paid in the form of a two-for-one stock split on October 25, 1995.

(c) Stockholders' equity reflects treasury stock purchases, including, in 1995, common stock repurchase commitments, of $91.9 million, $101.8 million, $14.2 million, $52.1 million and $152.6 million in 1999, 1998, 1997, 1996, and
    1995, respectively.

(d) Stockholders' equity includes unrealized after-tax gains on marketable equity securities available-for-sale of $19.8 million at January 2, 1998.

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

     In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 16 to 32 of this Report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Asset Sales and Other Dispositions

     ANTEC Investment: During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, resulting in net after tax proceeds of approximately $100 million. As of January 2, 1998, the Company's interest in ANTEC was approximately 19%. On February 6, 1997, a wholly owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997.

     Discontinued Operations and Assets held for Sale: In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment. The North America Integration business was sold in the first quarter of 1999 and the Asia Pacific Integration business was sold in the fourth quarter of 1999. Total proceeds received from the sale of the Integration business were $238 million, resulting in an after-tax gain of $50.6 million. (Loss)/Income from discontinued operations was $(2.5) million, $7.7 million and $7.9 million in 1999, 1998 and 1997, respectively. See Note 3 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further information.

     The Company sold certain other assets for $25.1 million and $43.0 million, resulting in an after-tax loss/(gain) of $2.0 million and ($13.2) million in 1999 and 1998, respectively.

Cash Flow

     Year ended December 31, 1999: Consolidated net cash provided by continuing operating activities was $3.8 million in 1999 compared to $44.0 million used in 1998. Cash provided by continuing operating activities increased primarily as a result of an increase in operating income and timing of inventory payments. Consolidated net cash used by investing activities was $15.9 million in 1999 versus $39.4 million provided in 1998. The decline in proceeds from investing activities resulted from the sale of the Company's remaining investment in ANTEC for $104.3 million in 1998. This was partially offset in 1998 by the acquisition of Pacer Electronics, Inc. for $38.1 million. In the fourth quarter of 1999, the Company acquired a small specialty wire and cable company in Europe for $2.6 million. Capital expenditures were $13.8 million and $26.4 million in 1999 and 1998, respectively. Capital expenditures are expected to be approximately $15-$18 million in 2000. Consolidated net cash used by financing activities was $160.3 million for 1999 in comparison to $30.0 million in 1998. The change primarily resulted from a net paydown of long term debt of $73.0 million in 1999 versus net proceeds from the issuance of long-term debt of $73.3 million in 1998. Proceeds of $238 million received from the sale of the Integration business were used to paydown long term debt and purchase treasury stock.

     Year ended January 1, 1999: Consolidated net cash used by continuing operating activities was $44.0 million in 1998 compared to $48.1 million provided in 1997. Cash used by continuing operating activities increased primarily as the result of the timing of inventory payments and a decline in operating net income. Consolidated net cash provided by investing activities was $39.4 million in 1998 versus $51.1 million used in 1997. The increase in proceeds by investing activities resulted from the sale of the investment in ANTEC for $104.3 million. This was partially offset by the acquisition of Pacer Electronics, Inc. for $38.1 million. In 1997, the Company purchased Accu-Tech for $27.6 million in cash and assumed $15.2 million of additional debt. Capital expenditures were $26.4 million and $22.5 million in 1998 and 1997, respectively. Consolidated net cash used by financing activities was $30.0 million for 1998 in comparison to $22.3 million in 1997. The change resulted from $101.8 million being used to purchase treasury stock in 1998 compared to $14.2 million in 1997. Net proceeds from the issuance of long-term debt was $73.3 million in 1998 versus a net paydown of $10.1 million in 1997. Proceeds were used to fund higher working capital requirements.

     Interest Expense: Interest expense from continuing operations was $34.9 million, $31.7 million and $27.9 million for 1999, 1998 and 1997, respectively. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on approximately 65% of debt obligations at December 31, 1999, is fixed or capped. The impact of interest rate swaps and caps for 1999, 1998 and 1997, was to increase interest expense by $1.3 million, $.5 million and $.8 million, respectively.

Financings

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

     At December 31, 1999, $202 million was available under the bank revolving lines of credit at Anixter and Accu-Tech, of which $25.4 million was available to the Company for general corporate purposes.

Income Taxes

     During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryforwards dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessment relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary.

     Various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $163.6 million at December 31, 1999, which are subject to various tax provisions of each respective country. Approximately $52.7 million of this amount expires between 2000 and 2009 and $110.9 million of the amount has an indefinite life. Of the $163.6 million NOL carryforwards of foreign subsidiaries, $84.9 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 1999 are approximately $78.7 million, which are subject to various provisions of each respective country. Approximately $39.5 million of this amount expires between 2000 and 2009 and $39.2 million of the amount has an indefinite life. The deferred tax asset, and valuation allowance, relating to foreign NOL carryforwards have been adjusted to reflect only the carryforwards in which the Company has not taken a tax benefit in the U.S.

Liquidity Considerations and Other

     Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

RESULTS OF OPERATIONS

     The Company has experienced increased sales due to the continued growth of the North American communications and electrical wire and cable businesses, along with its continuing worldwide expansion. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's future performance could be affected by economic downturns, possible rapid changes in applicable technologies or regulatory changes that substantially change the cost and/or availability of public networking bandwidth.

     Year ended December 31, 1999: Income from continuing operations was $69.7 million in 1999 compared with $44.7 million in 1998. The comparative results were favorably impacted by a 14% growth in sales and lower operating expenses as a percentage of sales. 1998 results were favorably impacted by a $24.3 million gain realized on the sale of the Company's investment in ANTEC. In 1999, the Company repurchased 6.5 million of its outstanding shares for $91.9 million. Excluding the repurchases, diluted income per share from continuing operations would have been $1.63 as compared to $1.83 reported.

     Net sales grew by 14% to $2.7 billion. The North American sales from continuing operations experienced 19% growth to $2.0 billion from $1.7 billion in 1998. Improvement was a result of strong growth in the core Enterprise Network Communications and Electrical Wire and Cable product sets along with over $100 million of new volume from the Service Provider sector and a 72% increase in Integrated Supply. Improvement in Electrical Wire and Cable resulted from both volume increases and higher copper prices. In Europe, sales of $518.7 million were flat compared to last year. Excluding the effect of changes in exchange rates, sales improved 3%. Europe was negatively impacted by soft networking product sales and a stronger dollar. Asia Pacific and Latin America net sales were down 4% to $141.2 million in 1999 from $147.2 million in 1998. The decline is a result of soft economic conditions along with weaker local currencies for the first three quarters of 1999. Asia Pacific and Latin America ended the year with sales up 12% in the fourth quarter over 1998.

     Net sales by major market are presented in the following table:

                                                                  YEARS ENDED
                                                           -------------------------
                                                           DECEMBER 31,   JANUARY 1,
                                                               1999          1999
                                                           ------------   ----------
                                                                 (IN MILLIONS)
North America............................................    $2,010.1      $1,683.2
Europe...................................................       518.7         518.1
Asia and Latin America...................................       141.2         147.2
                                                             --------      --------
                                                             $2,670.0      $2,348.5
                                                             ========      ========

     In 1999, operating income increased to $112.8 million from $87.0 million in 1998. Gross margin declined to 23.5% in 1999 from 24.5% in 1998. The very strong sales growth of the Service Provider and Logistic Service businesses, both of which have lower gross margins, have reduced the overall gross margin rate. Operating expenses as a percent of sales decreased from 20.5% in 1998 to 19.0% in 1999. The lower gross margins in the Service Provider and Logistic Service businesses corresponds with the higher operating productivity that is inherent in the nature of those businesses. 1999 expenses include $3.0 million for headcount reductions and the write-down of inventory to net realizable value for the Latin American operations. In 1998, the Company incurred $3.2 million of expenses for the consolidation and relocation of certain distribution and office facilities in Europe, while Asia Pacific incurred $1.0 million in costs primarily relating to headcount reductions.

     In North America, operating margins declined to 5.3% in 1999 from 5.6% in 1998. The slight decline resulted primarily from higher spending on Year 2000 compliance efforts and retained overhead costs associated with the North American Integration business. Europe operating margins improved from 2.5% in 1998 to 4.0% in 1999. Excluding the $3.2 million consolidation and relocation costs noted above, 1998 operating margin was 3.1%. The improvement resulted from realizing the benefits of the 1998 restructuring and continued aggressive expense management in light of the weak sales growth. As noted above, excluding the 1999 $3.0 million of costs for Latin America and the 1998 $1.0 million of costs for Asia Pacific, the operating loss for Asia and Latin America was reduced by 44%. The improvement primarily resulted from Asia, where the Company realized the benefits from the 1998 restructuring and expense reduction efforts.

     Operating income (loss) by major market is presented in the following table:

                                                                  YEARS ENDED
                                                           -------------------------
                                                           DECEMBER 31,   JANUARY 1,
                                                               1999          1999
                                                           ------------   ----------
                                                                 (IN MILLIONS)
North America............................................     $106.2        $94.7
Europe...................................................       20.6         12.9
Asia and Latin America...................................      (14.0)       (20.6)
                                                              ------        -----
                                                              $112.8        $87.0
                                                              ======        =====

     Consolidated interest expense increased to $34.9 million in 1999 from $31.7 million in 1998. The increase resulted from higher working capital requirements. Foreign exchange and other expense declined from $3.1 million expense in 1998 to $.3 million income in 1999. The expense in 1998 primarily relates to the third quarter devaluation of the Mexican peso.

     Excluding the $24.3 million tax benefit previously discussed in "Financial Liquidity and Capital Resources", the 1999 effective income tax rate on continuing operations was 42.0% as compared with 41.6% in 1998. The effective tax rate exceeds the combined federal and state rate of approximately 40% primarily as a result of non-tax-deductible goodwill amortization and start-up losses in some foreign countries where there is no current year benefit.

     Year ended January 1, 1999: Income from continuing operations was $44.7 million in 1998 compared with $37.4 million in 1997. The 1998 results were favorably impacted by a 12% growth in sales and the $24.3 million gain on the sale of the Company's investment in ANTEC.

     Net sales grew by 12% to $2.3 billion. The North American continuing operations experienced a 16% growth to $1.7 billion from $1.5 billion in 1997. Improvement was a result of continued growth in demand for all major product sets. In addition, $93 million of the $227 million overall increase in 1998 sales is attributed to the inclusion of a full year for Accu-Tech, which was acquired in August 1997, and Pacer Electronics, Inc., which was purchased in June 1998. Lower copper prices resulted in lower sales prices, hindering the growth of the Wire and Cable business. In Europe, sales of $518.1 million represented growth of 6% as compared to 14% in 1997. The slowdown in sales growth is largely attributed to soft sales growth in the U.K. Asia Pacific and Latin America net sales were essentially flat to last year at $147.2 million. Excluding the effect of changes in exchange rates, net sales grew 10%. Significant volume growth in Latin America was offset by a decline in Asia Pacific, which was negatively impacted by poor economic conditions in Southeast Asia.

     Net sales by major market are presented in the following table:

                                                                   YEARS ENDED
                                                             -----------------------
                                                             JANUARY 1,   JANUARY 2,
                                                                1999         1998
                                                             ----------   ----------
                                                                  (IN MILLIONS)
North America..............................................   $1,683.2     $1,456.4
Europe.....................................................      518.1        487.0
Asia and Latin America.....................................      147.2        147.5
                                                              --------     --------
                                                              $2,348.5     $2,090.9
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

     Operating income (loss) by major market is presented in the following table:

                                                                   YEARS ENDED
                                                             -----------------------
                                                             JANUARY 1,   JANUARY 2,
                                                                1999         1998
                                                             ----------   ----------
                                                                  (IN MILLIONS)
North America..............................................    $94.7        $99.0
Europe.....................................................     12.9         10.7
Asia and Latin America.....................................    (20.6)       (18.6)
                                                               -----        -----
                                                               $87.0        $91.1
                                                               =====        =====

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

     Impact of Year 2000: In 1999, the Company completed upgrading the mainframe operating system and modified software so that computer systems would function properly with respect to dates in the year 2000 and thereafter. The Company also completed the assessment of PC hardware and software systems and non-information technology systems for Year 2000 compliance. Over the life of the project, the Company incurred and expensed approximately $4.5 million, primarily for assessment of the Year 2000 issue, mainframe operating system upgrades and code modifications. The time and expense of the project did not have a material impact on the Company's financial condition. As a result of these modifications, the Company did not incur any significant problems relating to Year 2000 issues. There was no interruption of business with key suppliers or downturn in economic activity caused by problems with Year 2000 issues. As of March 1, 2000, the Company has not been notified of any warranty issues relating to Year 2000 for the products it has sold and therefore, the Company believes it should have no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     The Company has entered into interest rate agreements which effectively fix or cap the LIBOR component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 65% and 40% of debt obligations at December 31, 1999 and January 1, 1999, respectively, is fixed or capped. See Note 1, "Interest Rate Agreements," and Note 7, "Debt," of the consolidated financial statements for further detail on interest agreements and debt obligations outstanding.

     The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a 1 percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would increase interest expense by $2.8 million and foreign exchange losses by $2.5 million. The effect of the interest change on the fair market value of the outstanding debt is insignificant. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company's financial structure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   14
Consolidated Statement of Operations........................   15
Consolidated Balance Sheet..................................   16
Consolidated Statement of Cash Flows........................   17
Consolidated Statement of Stockholders' Equity..............   18
Notes to the Consolidated Financial Statements..............   19
Selected Quarterly Financial Data (Unaudited)...............   32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 31, 1999, and January 1, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 31, 1999, and January 1, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 7, 2000

                           ANIXTER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
  Net sales.................................................    $2,670.0      $2,348.5     $2,090.9
  Cost of operations:
     Cost of products sold..................................     2,042.7       1,772.9      1,568.6
     Operating expenses.....................................       507.1         481.5        424.9
     Amortization of goodwill...............................         7.4           7.1          6.3
                                                                --------      --------     --------
          Total costs and expenses..........................     2,557.2       2,261.5      1,999.8
                                                                --------      --------     --------
  Operating income..........................................       112.8          87.0         91.1
  Other (expenses) income:
     Interest expense.......................................       (34.9)        (31.7)       (27.9)
     Gain on ANTEC investment...............................          --          24.3          2.2
     Other..................................................         0.3          (3.1)        (0.6)
                                                                --------      --------     --------
  Income before income taxes................................        78.2          76.5         64.8
  Income tax expense........................................         8.5          31.8         27.4
                                                                --------      --------     --------
  Income from continuing operations.........................        69.7          44.7         37.4
  Discontinued operations:
     (Loss) Income from discontinued operations, net of
       tax..................................................        (2.5)          7.7          7.9
     Gain on disposal of discontinued operations, net of
       tax..................................................        57.0          13.2           --
                                                                --------      --------     --------
  Net income................................................    $  124.2      $   65.6     $   45.3
                                                                ========      ========     ========
Basic income per share:
  Continuing operations.....................................       $1.86         $1.00        $0.79
  Discontinued operations...................................        1.45          0.46         0.16
                                                                --------      --------     --------
  Net income................................................       $3.31         $1.46        $0.95
                                                                ========      ========     ========
Diluted income per share:
  Continuing operations.....................................       $1.83         $0.99        $0.78
  Discontinued operations...................................        1.43          0.46         0.17
                                                                --------      --------     --------
  Net income................................................       $3.26         $1.45        $0.95
                                                                ========      ========     ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,    JANUARY 1,
                                                                    1999           1999
                                                                ------------    ----------
                           ASSETS
Current assets:
  Cash......................................................      $   17.5       $   20.5
  Accounts receivable, (less allowances of $10.3 in 1999 and
     $11.0 in 1998).........................................         537.5          455.9
  Inventories...............................................         536.4          417.2
  Deferred income taxes.....................................          18.2           13.3
  Income taxes receivable...................................            --            5.1
  Other assets..............................................          11.5            8.4
                                                                  --------       --------
       Total current assets.................................       1,121.1          920.4
Property and equipment, at cost.............................         158.6          144.1
Accumulated depreciation....................................        (105.5)         (86.5)
                                                                  --------       --------
       Net property & equipment.............................          53.1           57.6
Goodwill (less accumulated amortization of $78.4 in 1999 and
  $71.0 in 1998)............................................         229.1          233.8
Net assets of discontinued operations.......................            --           87.3
Other assets................................................          31.4           36.0
                                                                  --------       --------
                                                                  $1,434.7       $1,335.1
                                                                  ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $  340.4       $  246.7
  Accrued expenses..........................................         149.1           94.3
  Income taxes payable......................................           6.0             --
                                                                  --------       --------
       Total current liabilities............................         495.5          341.0
Deferred income taxes.......................................            --           28.3
Other liabilities...........................................          14.8           10.7
Long-term debt..............................................         468.0          543.6
                                                                  --------       --------
       Total liabilities....................................         978.3          923.6
Stockholders' equity:
  Common stock -- $1.00 par value, 100,000,000 shares
     authorized, 35,924,240 and 41,877,659 shares issued and
     outstanding in 1999 and 1998, respectively.............          35.9           41.8
  Accumulated other comprehensive income....................         (37.6)         (39.7)
  Retained earnings.........................................         458.1          409.4
                                                                  --------       --------
       Total stockholders' equity...........................         456.4          411.5
                                                                  --------       --------
                                                                  $1,434.7       $1,335.1
                                                                  ========       ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
Operating activities:
  Net Income................................................    $ 124.2       $  65.6      $  45.3
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating
     activities:
     Income from discontinued operations....................      (54.5)        (20.9)        (7.9)
     Gain on ANTEC investment...............................         --         (24.3)        (2.2)
     Depreciation and amortization..........................       26.0          26.8         26.1
     Deferred income taxes..................................      (28.6)         (7.4)       (13.8)
     Changes in assets and liabilities:
       Accounts receivable..................................      (70.3)        (41.7)       (64.1)
       Inventory............................................     (115.4)        (17.8)       (46.3)
       Accounts payable and accruals........................      124.9         (10.0)       110.9
       Other, net...........................................       (2.5)        (14.3)         0.1
                                                                -------       -------      -------
          Net cash provided by (used in) continuing
            operating activities............................        3.8         (44.0)        48.1
                                                                -------       -------      -------
Investing activities:
  Capital expenditures......................................      (13.8)        (26.4)       (22.5)
  Acquisition of businesses.................................       (2.6)        (38.1)       (28.6)
  Proceeds from sale of ANTEC...............................         --         104.3           --
  Other, net................................................        0.5          (0.4)          --
                                                                -------       -------      -------
          Net cash (used in) provided by continuing
            investing activities............................      (15.9)         39.4        (51.1)
                                                                -------       -------      -------
Financing activities:
  Proceeds from long-term borrowings........................      897.2         945.8        801.7
  Repayment of long-term borrowings.........................     (970.2)       (872.5)      (811.8)
  Proceeds from issuance of common stock....................       10.5           3.1          3.5
  Purchase of treasury stock................................      (91.9)       (101.8)       (14.2)
  Other, net................................................       (5.9)         (4.6)        (1.5)
                                                                -------       -------      -------
          Net cash used in continuing financing
            activities......................................     (160.3)        (30.0)       (22.3)
                                                                -------       -------      -------
Cash provided by discontinued operations....................      169.4          44.5         17.7
                                                                -------       -------      -------
Cash (used) provided........................................       (3.0)          9.9         (7.6)
Cash at beginning of year...................................       20.5          10.6         18.2
                                                                -------       -------      -------
Cash at end of year.........................................    $  17.5       $  20.5      $  10.6
                                                                =======       =======      =======

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                      ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME
                                                                   ------------------------
                                                                                 UNREALIZED
                                                                                  GAINS ON
                                                                   CUMULATIVE    MARKETABLE
                                     COMMON   CAPITAL   RETAINED   TRANSLATION     EQUITY     COMPREHENSIVE
                                     STOCK    SURPLUS   EARNINGS   ADJUSTMENTS   SECURITIES      INCOME
                                     ------   -------   --------   -----------   ----------   -------------
Balance at January 3, 1997.........  $48.0    $ 57.1     $344.6      $(14.1)       $   --
Net income.........................     --        --       45.3          --            --        $ 45.3
Other comprehensive income:
Foreign currency translation
  adjustments......................     --        --         --       (13.0)           --         (13.0)
Change in unrealized gain on
  marketable equity securities (net
  of tax of $12.2 million).........     --        --         --          --          19.8          19.8
                                                                                                 ------
Comprehensive income...............                                                              $ 52.1
                                                                                                 ======
Issuance of common stock and
  related tax benefits.............    0.3       3.2         --          --            --
Purchase and retirement of treasury
  stock............................   (1.0)    (13.2)        --          --            --
                                     -----    ------     ------      ------        ------
Balance at January 2, 1998.........   47.3      47.1      389.9       (27.1)         19.8
Net income.........................     --        --       65.6          --            --        $ 65.6
Other comprehensive income:
Foreign currency translation
  adjustments......................     --        --         --       (12.6)           --         (12.6)
Change in unrealized gain on
  marketable equity securities (net
  of tax of $12.2 million).........     --        --         --          --         (19.8)        (19.8)
                                                                                                 ------
Comprehensive income...............                                                              $ 33.2
                                                                                                 ======
Issuance of common stock and
  related tax benefits.............    0.1       3.0         --          --            --
Purchase and retirement of treasury
  stock............................   (5.6)    (50.1)     (46.1)         --            --
                                     -----    ------     ------      ------        ------
Balance at January 1, 1999.........   41.8        --      409.4       (39.7)           --
Net income.........................     --        --      124.2          --            --        $124.2
Other comprehensive income:
Foreign currency translation
  adjustments......................     --        --         --         2.1            --           2.1
                                                                                                 ------
Comprehensive income...............                                                              $126.3
                                                                                                 ======
Issuance of common stock and
  related tax benefits.............    0.6       9.9         --          --            --
Purchase and retirement of treasury
  stock............................   (6.5)     (9.9)     (75.5)         --            --
                                     -----    ------     ------      ------        ------
Balance at December 31, 1999.......  $35.9    $   --     $458.1      $(37.6)       $   --
                                     =====    ======     ======      ======        ======

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

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries (collectively "the Company") after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 52 weeks in 1999, 1998 and 1997.

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

     GOODWILL: Goodwill primarily relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The Company continually reviews goodwill to assess recoverability from estimated undiscounted future cash flows at the aggregate business unit level. Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

     INVESTMENT IN ANTEC: In 1998, the Company sold its remaining 7.1 million shares of ANTEC stock which resulted in net after tax proceeds of approximately $100 million and an after-tax gain of $14.6 million. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction, the Company's ownership interest in ANTEC was reduced to approximately 19%, which resulted in the cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after-tax gain. As of January 2, 1998, the market value of the Company's investment in ANTEC was $112.0 million. The Company reported its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, were recorded in stockholders' equity until realized.

     INTEREST RATE AGREEMENTS: In addition to the fixed rate 8.0% Senior Notes, the Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the LIBOR component of an interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 65% and 40%, of debt obligations at December 31, 1999 and January 1, 1999, respectively, is fixed or capped. At December 31, 1999 and January 1, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $25 million. This swap agreement obligated the Company to pay a fixed rate of approximately 6.1% through January 2003. At December 31, 1999 and January 1, 1999, the Company also had one interest rate collar agreement with a notional amount of $50 million which entitled the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.5%. In addition, the Company is required to pay the bank the difference between 6.3% and the floating rate when it is below 5.3%. This interest rate collar matures in January 2002. At December 31, 1999 and January 1, 1999, the

                           ANIXTER INTERNATIONAL INC.

Company had three additional interest rate swap agreements outstanding with a notional amount aggregating $100 million that obligated the Company to pay a fixed rate of approximately 6.1% through July 2000. At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $25 million. This swap agreement obligated the Company to pay a fixed rate of 6.1% through July 2002. At December 31, 1999, the Company had a cancelable interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligated the Company to pay a fixed rate of 5.7% through August 2002. However, the counterparty exercised their right to cancel the swap in February 2000. The fair value, which is the estimated amount at the current interest rate that the Company would receive or pay to enter into similar interest rate agreements on the reporting date, of all of the Company's interest rate agreements at December 31, 1999, and January 1, 1999, would be to receive $1.4 million and pay $3.8 million, respectively. The impact of these interest rate agreements for fiscal years 1999, 1998 and 1997, was to increase interest expense by $1.3 million, $.5 million and $.8 million, respectively. The Company does not enter into interest rate transactions for speculative purposes.

     FOREIGN CURRENCY FORWARD CONTRACTS: The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 1999, 1998 and 1997. The forward contracts are revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At December 31, 1999, and January 1, 1999, the Company had approximately $24.3 million and $32.7 million, respectively, in foreign currency forward contracts outstanding.

     REVENUE RECOGNITION: Sales and related cost of sales are recognized upon shipment of products.

     ADVERTISING AND SALES PROMOTION: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $11.1 million, $13.3 million and $13.7 million in 1999, 1998 and 1997, respectively.

     STOCK BASED COMPENSATION: In accordance with the Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to capital in excess of par.

     INCOME TAXES: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivatives Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the first quarter of fiscal year 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                           ANIXTER INTERNATIONAL INC.

NOTE 2. INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share from continuing operations:

                                                                 1999      1998      1997
                                                                 ----      ----      ----
Numerator (in millions):
  Income from continuing operations.........................    $ 69.7    $ 44.7    $ 37.4
                                                                ======    ======    ======
Denominator (in thousands):
  Basic shares outstanding..................................    37,507    44,877    47,533
Effect of dilutive securities:
  Stock options and warrants................................       571       386       242
                                                                ------    ------    ------
Dilutive potential shares...................................    38,078    45,263    47,775
                                                                ======    ======    ======
Basic income per share from continuing operations...........    $ 1.86    $ 1.00    $ 0.79
Diluted income per share from continuing operations.........    $ 1.83    $ 0.99    $ 0.78

NOTE 3. DISCONTINUED OPERATIONS

     In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment with North America Integration being sold in the first quarter of 1999 followed by the sale of Asia Pacific Integration in the fourth quarter of 1999. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

     The Company recorded an after-tax gain from the sale of discontinued assets of $57.0 million and $13.2 million in 1999 and 1998, respectively. Included in the fiscal year 1999 gain on sale of assets, is a tax benefit of $8.4 million resulting from the reversal of certain tax reserves associated with prior years' reported sales of discontinued assets. Total proceeds received from the sale of the Integration business was $238 million.

     Net sales and income from discontinued operations are as follows:

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
                                                                          (IN MILLIONS)
Net sales...................................................     $196.3        $735.2       $714.3
Costs and expenses..........................................     (199.5)       (710.0)      (694.3)
                                                                 ------        ------       ------
Operating (loss) income.....................................       (3.2)         25.2         20.0
Gain on sale of assets......................................       81.1          22.0           --
Net interest expense and other..............................       (1.0)         (4.8)        (5.3)
Income tax expense..........................................      (22.4)        (21.5)        (6.8)
                                                                 ------        ------       ------
Income from discontinued operations.........................     $ 54.5        $ 20.9       $  7.9
                                                                 ======        ======       ======

NOTE 4. ACQUISITION OF PACER ELECTRONICS, INC. AND ACCU-TECH CORPORATION

     In June 1998, the Company purchased Pacer Electronics, Inc. ("Pacer") for approximately $38 million. Pacer is an electrical and data cabling distributor largely centered in the Northeast portion of the United States, with additional locations in North Carolina and Florida. The majority of Pacer's sales come from the

                           ANIXTER INTERNATIONAL INC.

sale of wire, cable, connectors and related products and value added services to original equipment manufacturers in the electronics industry.

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

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

     At December 31, 1999, and January 1, 1999, the Company had an ownership interest of approximately 99% in Anixter Inc., which is included in the consolidated financial statements of the Company. The following summarizes the financial information of Anixter Inc. and reflects the Integration segment of the Company as a discontinued operation:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
                                                                    (IN MILLIONS)
Assets:
  Current assets............................................    $1,117.9      $  872.3
  Property, net.............................................        53.1          54.6
  Goodwill..................................................       229.1         212.1
  Net assets of discontinued operations.....................          --          98.3
  Other assets..............................................        31.2          28.9
                                                                --------      --------
                                                                $1,431.3      $1,266.2
                                                                ========      ========
Liabilities and Stockholders' Equity:
  Current liabilities.......................................    $  486.4      $  333.8
  Other liabilities.........................................         9.9           8.7
  Long-term debt............................................       468.0         524.1
  Subordinated notes payable to parent......................        19.1           7.0
  Stockholders' equity......................................       447.9         392.6
                                                                --------      --------
                                                                $1,431.3      $1,266.2
                                                                ========      ========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION

                                                                     YEARS ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
                                                                    (IN MILLIONS)
Net sales...................................................    $2,644.9      $2,240.2
Operating income............................................    $  114.6      $   84.3
Income before income tax expense............................    $   79.9      $   46.7
Income from continuing operations...........................    $   43.6      $   15.7
Net income..................................................    $   91.7      $   25.0

                           ANIXTER INTERNATIONAL INC.

NOTE 6. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
                                                                    (IN MILLIONS)
Interest....................................................     $  7.4        $ 5.9
Salaries and fringe benefits................................       70.3         60.3
Other.......................................................       71.4         28.1
                                                                 ------        -----
                                                                 $149.1        $94.3
                                                                 ======        =====

NOTE 7. DEBT

     Debt is summarized below:

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
                                                                    (IN MILLIONS)
Bank revolving lines of credit..............................     $362.8        $435.9
8% Senior notes.............................................      100.0         100.0
Other.......................................................        5.2           7.7
                                                                 ------        ------
     Total debt.............................................     $468.0        $543.6
                                                                 ======        ======

     Anixter has various revolving bank lines of credit worldwide which provide for up to $565 million of borrowings of which $550 million is domestic. At December 31, 1999, approximately $363 million was borrowed and $202 million was available under the bank revolving lines of credit, of which $25.4 million was available for general corporate purposes. These lines of credit reduce or mature at various dates from 2001 through 2002. The $550 million domestic revolving line of credit matures in 2001. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities. The weighted average interest rate at December 31, 1999, and January 1, 1999, was 6.7% and 6.1%, respectively. Facility fees of .2% payable on the revolving lines of credit were insignificant.

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

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $372.9 million and $362.5 million at December 31, 1999 and January 1, 1999, respectively.

     Aggregate annual maturities of debt are as follows: 2000 - none; 2001 - $362.8 million; 2002 - none; 2003 - $100.0 million; 2004 - none; and $5.2 million thereafter.

     Interest paid in 1999, 1998, and 1997 was $34.5 million, $36.6 million, and $31.0 million, respectively.

     The carrying amount of the Company's debt generally approximates fair value.

                           ANIXTER INTERNATIONAL INC.

NOTE 8. LEASE COMMITMENTS

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2013. Minimum lease commitments under operating leases at December 31, 1999 are as follows:
2000 -- $41.8 million; 2001 -- $32.1 million; 2002 -- $25.6 million;
2003 -- $16.4 million; 2004 -- $11.9 million; beyond 2004 -- $54.4 million.
Total rental expense was $41.9 million, $39.6 million and $35.6 million in 1999, 1998 and 1997, respectively.

NOTE 9. INCOME TAXES

     The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 31, 1999, the Company had no NOL or ITC carryforwards for federal income tax purposes. During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryovers dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessment relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves which were determined to be no longer necessary.

     At December 31, 1999, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $163.6 million, which are subject to various provisions of each respective country. Approximately $52.7 million of this amount expires between 2000 and 2009 and $110.9 million of the amount has an indefinite life.

     Of the $163.6 million NOL carryforwards of foreign subsidiaries mentioned above, $84.9 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 1999 are approximately $78.7 million, which are subject to various provisions of each respective country. Approximately $39.5 million of this amount expires between 2000 and 2009 and $39.2 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

     Domestic income from continuing operations before income taxes was $76.0 million, $84.0 million and $62.5 million for 1999, 1998 and 1997, respectively. Foreign income (loss) from continuing operations before income taxes was $2.2 million, $(7.5) million and $2.3 million for 1999, 1998 and 1997, respectively.

     The Company paid income taxes in 1999, 1998 and 1997 of $64.9 million, $63.8 million and $35.3 million, respectively.

                           ANIXTER INTERNATIONAL INC.

     Significant components of the Company's deferred tax assets and (liabilities) were as follows:

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
                                                                    (IN MILLIONS)
Gross deferred tax liabilities..............................     $(17.8)       $(51.4)
Foreign NOL carryforwards...................................       29.9          26.1
Deferred compensation.......................................        9.4           9.3
Assets held for sale........................................         --           6.4
Inventory reserves..........................................        8.4           2.9
Investment reserves.........................................        4.5           5.3
Depreciation................................................        5.1           2.5
Other.......................................................        6.6           7.9
                                                                 ------        ------
Gross deferred tax assets...................................       63.9          60.4
Valuation allowance.........................................      (26.3)        (24.0)
                                                                 ------        ------
Net deferred tax asset (liability)..........................     $ 19.8        $(15.0)
                                                                 ======        ======

     Income tax expense (benefit) was comprised of:

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
                                                                          (IN MILLIONS)
Current -- Foreign..........................................     $  7.6        $ 7.6        $10.1
            State...........................................        4.5          1.9          3.4
            Federal.........................................       25.0         22.4         22.9
                                                                 ------        -----        -----
                                                                   37.1         31.9         36.4
Deferred -- Foreign.........................................       (1.5)         4.5         (0.7)
             State..........................................       (1.1)         3.1          0.2
             Federal........................................      (26.0)        (7.7)        (8.5)
                                                                 ------        -----        -----
                                                                  (28.6)         (.1)        (9.0)
                                                                 ------        -----        -----
                                                                 $  8.5        $31.8        $27.4
                                                                 ======        =====        =====

     Reconciliation of income tax expense to the statutory corporate federal tax rate of 35% are as follows:

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
                                                                          (IN MILLIONS)
Statutory tax expense.......................................     $27.4         $26.8        $22.7
Increase (reduction) in taxes resulting from:
  Amortization of goodwill..................................       2.2           2.1          1.9
  Losses on foreign operations..............................       2.5           8.4          2.4
  State income taxes........................................       2.3           3.2          2.3
  Adjustment to prior year tax accounts.....................     (24.3)         (9.4)        (3.0)
  Other, net................................................      (1.6)          0.7          1.1
                                                                 -----         -----        -----
                                                                 $ 8.5         $31.8        $27.4
                                                                 =====         =====        =====

                           ANIXTER INTERNATIONAL INC.

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code. Plan assets consist primarily of equity securities and mutual fund investments.

     In 1999, the Company completed the disposal of the Integration segment which resulted in a curtailment gain of $4.4 million, and accordingly, is classified as a gain on disposal of discontinued operations.

                                                                  PENSION BENEFITS
                                                                ---------------------
                                                                 1999          1998
                                                                 ----          ----
                                                                    (IN MILLIONS)
Change in projected benefit obligation:
  Beginning balance.........................................    $ 110.4       $  92.6
  Service cost..............................................        8.4           8.0
  Interest cost.............................................        7.2           6.7
  Actuarial (gain)loss......................................      (13.0)          5.5
  Curtailment gain..........................................       (4.8)           --
  Benefits paid.............................................       (4.0)         (2.4)
                                                                -------       -------
  Ending balance............................................    $ 104.2       $ 110.4
                                                                =======       =======
Change in plan assets at fair value:
  Beginning balance.........................................    $  92.4       $  85.8
  Actual return on plan assets..............................        9.3           6.6
  Company contributions.....................................        0.1           2.4
  Benefits paid.............................................       (4.0)         (2.4)
                                                                -------       -------
  Ending balance............................................    $  97.8       $  92.4
                                                                =======       =======
Reconciliation of funded status:
  Projected benefit obligation..............................    $(104.2)      $(110.4)
  Plan assets at fair value.................................       97.8          92.4
                                                                -------       -------
  Funded status.............................................       (6.4)        (18.0)
  Unrecognized net actuarial gain...........................      (15.8)         (1.3)
  Unrecognized prior service cost...........................        2.1           2.3
  Unrecognized transition obligation........................       (1.2)         (1.5)
                                                                -------       -------
  Accrued benefit cost......................................    $ (21.3)      $ (18.5)
                                                                =======       =======
Weighted average assumptions:
  Discount rate.............................................      7.15%         7.17%
  Expected return on plan assets............................      8.63%         8.72%
  Salary growth rate........................................      5.26%         5.54%

                                                                PENSION COSTS
                                                        -----------------------------
                                                        1999        1998        1997
                                                        ----        ----        ----
                                                                (IN MILLIONS)
Components of net periodic cost:
  Service cost......................................    $ 8.4       $ 8.0       $ 6.9
  Interest cost.....................................      7.2         6.7         5.9
  Expected return on plan assets....................     (7.9)       (7.5)       (6.1)
  Net amortization..................................      0.2        (0.9)       (0.5)
                                                        -----       -----       -----
  Periodic benefit cost prior to curtailment........      7.5         6.3         6.2
  Curtailment gain..................................     (4.4)         --          --
                                                        -----       -----       -----
  Net periodic benefit cost.........................    $ 3.1       $ 6.3       $ 6.2
                                                        =====       =====       =====

                           ANIXTER INTERNATIONAL INC.

     The Company has several plans where the fair value of assets are in excess of the projected benefit obligation. The fair value of the plans' assets were $8.7 million and $7.3 million, and had projected benefit obligations of $6.4 million and $5.7 million in 1999 and 1998, respectively.

     The Company has several savings plans. The Company's contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.5 million in 1999, $1.9 million in 1998 and $1.7 million in 1997. The Company's liability for post-retirement benefits other than pensions is not material.

NOTE 11. PREFERRED STOCK AND COMMON STOCK

  Preferred Stock--

     The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 1999 and 1998.

     Stock Options and Stock Grants--

     At December 31, 1999, the Company has stock incentive plans which authorize
2.0 million shares for additional stock option awards or stock grants. Options granted under these plans have been granted with exercise prices at or higher than the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. Employee restricted stock vests over a four year period. 2000 will be the first year in which restricted stock will be issued. The director options fully vest in one year. All options expire ten years after the date of grant.

     The following table summarizes the 1999, 1998 and 1997 activity under the employee and director option plans.

                                                                       WEIGHTED              WEIGHTED
                                                                       AVERAGE               AVERAGE
                                                            EMPLOYEE   EXERCISE   DIRECTOR   EXERCISE
                  (OPTIONS IN THOUSANDS)                    OPTIONS     PRICE     OPTIONS     PRICE
                  ----------------------                    --------   --------   --------   --------
Balance at January 3, 1997................................  2,168.1     $16.28     490.0      $13.57
Granted...................................................  1,144.1      15.55        --          --
Exercised.................................................     (7.0)     12.04     (60.0)      10.91
Canceled..................................................    (97.5)     17.13        --          --
                                                            -------     ------     -----      ------
Balance at January 2, 1998................................  3,207.7      16.00     430.0       13.94
Granted...................................................  1,772.0      17.46        --          --
Exercised.................................................    (34.1)     17.80     (40.0)       9.94
Canceled..................................................   (262.4)     17.09        --          --
                                                            -------     ------     -----      ------
Balance at January 1, 1999................................  4,683.2      16.48     390.0       14.35
Granted...................................................  1,115.5      12.70        --          --
Exercised.................................................   (452.0)     13.35     (30.0)      11.63
Canceled..................................................   (163.1)     16.96        --          --
                                                            -------     ------     -----      ------

Balance at December 31, 1999..............................  5,183.6     $15.92     360.0      $14.57
                                                            =======     ======     =====      ======
Options Exercisable at year-end
  1997....................................................  1,160.2     $13.63     430.0      $13.94
  1998....................................................  1,660.9     $14.78     390.0      $14.35
  1999....................................................  2,679.3     $16.49     360.0      $14.57

                           ANIXTER INTERNATIONAL INC.

     The following table summarizes information relating to options outstanding and exercisable at December 31, 1999, using various ranges of exercise prices:

EMPLOYEE OPTIONS

                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              ----------------------------------      ----------------------
                                            WEIGHTED   WEIGHTED                     WEIGHTED
                                            AVERAGE     AVERAGE                     AVERAGE
          RANGE OF                          EXERCISE   REMAINING                    EXERCISE
      EXERCISE PRICES         OUTSTANDING    PRICE       YEARS        EXERCISABLE    PRICE
      ---------------         -----------   --------   ---------      -----------   --------
(OPTIONS IN THOUSANDS)
$5.19-$9.11.................      271.3      $ 8.56         1.9           271.3      $ 8.56
$12.69-$15.75...............    2,266.0      $13.99         7.4           855.0      $15.08
$17.44-$21.13...............    2,646.3      $18.34         7.1         1,553.0      $18.66

DIRECTOR OPTIONS

                                                                 WEIGHTED   WEIGHTED
                                                                 AVERAGE     AVERAGE
                   RANGE OF                      OUTSTANDING &   EXERCISE   REMAINING
                EXERCISE PRICES                   EXERCISABLE     PRICE       YEARS
                ---------------                  -------------   --------   ---------
(OPTIONS IN THOUSANDS)
$8.38-$9.00....................................      130.0        $ 8.56         1.2
$15.00-$20.69..................................      230.0        $17.97         3.3

     Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 1999, or at the end of the ESPP year, June 30, 2000. Under the ESPP, the Company sold 123,700 shares, 175,900 shares, and 217,600 shares to employees in 1999, 1998 and 1997, respectively.

STOCK OPTION PLANS OF ANIXTER--

     In 1995 and prior, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options have been granted with exercise prices at the fair market value of the common stock on the date of grant. These options vest over four years and terminate seven to ten years from the date of grant.

                           ANIXTER INTERNATIONAL INC.

At December 31, 1999, the Company owned 99% of the approximately 32.6 million shares of outstanding Anixter common stock. The following table summarizes the 1999, 1998 and 1997 option activity:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              OPTIONS    PRICE
                   (OPTIONS IN THOUSANDS)                     -------   --------
  Balance at January 3, 1997................................  1,720.0    $10.99
  Exercised.................................................   (284.0)     9.48
  Canceled..................................................   (107.6)    11.14
                                                              -------
  Balance at January 2, 1998................................  1,328.4     11.33
  Exercised.................................................   (253.8)    10.13
  Canceled..................................................    (92.3)    11.77
                                                              -------
  Balance at January 1, 1999................................    982.3     11.57
  Exercised.................................................   (586.6)    11.21
  Canceled..................................................    (26.2)    12.28
                                                              -------
  Balance at December 31, 1999..............................    369.5    $12.08
  Options exercisable at year-end
     1997...................................................  1,209.6    $10.99
     1998...................................................    982.3    $11.57
     1999...................................................    369.5    $12.08

     Exercise prices for options outstanding as of December 31, 1999, range from $9.00 to $14.50 per share and have a weighted average remaining life of 2.0 years.

     Units--

     The Company adopted a director stock unit plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. Stock units were granted to nine directors in 1999, having an aggregate value at grant date of $540 thousand.

     The following table summarizes the 1999, 1998, and 1997 activity under the DSUP.

                                                                 DSUP
                                                              STOCK UNITS
                                                              -----------
  Balance at January 3, 1997................................      35.2
  Granted...................................................      28.3
  Exercised.................................................      (1.0)
  Canceled..................................................      (2.9)
                                                                 -----
  Balance at January 2, 1998................................      59.6
  Granted...................................................      25.9
  Exercised.................................................      (3.9)
                                                                 -----
  Balance at January 1, 1999................................      81.6
  Granted...................................................      29.7
  Exercised.................................................      (3.5)
                                                                 -----
  Balance at December 31, 1999..............................     107.8
                                                                 =====

                           ANIXTER INTERNATIONAL INC.

     Accounting for Stock Based Compensation--

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized in the income statement for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards beginning in 1995 and amortized over the respective vesting period, the Company's income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                              1999    1998    1997
                                                              -----   -----   -----
Income from continuing operations
       --as reported........................................  $69.7   $44.7   $37.4
       --pro forma..........................................  $64.0   $40.1   $34.0
Basic income per share from continuing operations
       --as reported........................................  $1.86   $1.00   $0.79
       --pro forma..........................................  $1.71   $0.89   $0.71
Diluted income per share from continuing operations
       --as reported........................................  $1.83   $0.99   $0.78
       --pro forma..........................................     --      --      --

     Pro forma diluted income per share has not been presented for 1999, 1998 and 1997 as the conversion of stock options and warrants would have had an anti-dilutive effect.

     The fair value for the Company's stock options (which was $5.50 per share in 1999, $7.63 per share in 1998 and $6.69 per share in 1997) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: expected stock price volatility of 39%, 42% and 37%; expected dividend yield of zero; risk-free interest rate of 5.6%, 4.9% and 6.6% and an expected 5 year life.

     The pro forma effect on income from continuing operations for 1997 is not representative of the pro forma effect on earnings in future years because the pro forma calculation, as required by SFAS No. 123, does not take into consideration outstanding non-vested awards granted prior to 1995.

     The Black-Scholes option pricing model was used in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

                           ANIXTER INTERNATIONAL INC.

NOTE 12. BUSINESS SEGMENTS

     The Company is engaged in the distribution of communications and specialty wire and cable products from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and OEM's. The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

     The following table is a geographic breakdown of the Company's operations. Sales to a single customer did not exceed 10 percent of total sales. Export sales are insignificant.

                                                                   WORLDWIDE OPERATIONS
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net sales
  United States.............................................  $1,806.8   $1,500.2   $1,263.2
  Europe....................................................     518.7      518.1      487.0
  Canada, Asia Pacific and Latin America....................     344.5      330.2      340.7
                                                              --------   --------   --------
                                                              $2,670.0   $2,348.5   $2,090.9
                                                              ========   ========   ========
Operating income
  United States.............................................  $   93.3   $   85.3   $   84.2
  Europe....................................................      20.6       12.9       10.7
  Canada, Asia Pacific and Latin America....................      (1.1)     (11.2)      (3.8)
                                                              --------   --------   --------
                                                              $  112.8   $   87.0   $   91.1
                                                              ========   ========   ========
Tangible long-lived assets
  United States.............................................  $   65.3   $   64.5   $   51.9
  Europe....................................................       8.6        9.9       12.2
  Canada, Asia Pacific and Latin America....................       8.9       11.2       12.2
                                                              --------   --------   --------
                                                              $   82.8   $   85.6   $   76.3
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

                           ANIXTER INTERNATIONAL INC.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 31, 1999, and January 1, 1999. The Company has not paid cash dividends on its common stock since 1979.

                                                               FIRST     SECOND     THIRD     FOURTH
                                                              QUARTER*   QUARTER   QUARTER*   QUARTER
                                                              --------   -------   --------   -------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
Net sales...................................................   $595.1    $658.5     $710.4    $706.0
Cost of sales...............................................   (445.8)   (502.6)    (548.5)   (545.8)
Operating income............................................     22.0      28.5       33.2      29.1
Income before income taxes..................................     13.3      21.0       24.2      19.7
Income from continuing operations...........................      7.7      12.2       38.3      11.5
Net income..................................................     52.1      13.2       44.2      14.7
Basic income per share:
  Continuing................................................     0.19      0.33       1.06      0.32
  Net income................................................     1.25      0.36       1.23      0.41
Diluted income per share:
  Continuing................................................     0.19      0.33       1.04      0.31
  Net income................................................     1.25      0.36       1.20      0.40
Composite stock price range:
  High......................................................    19.81     18.69      23.25     23.44
  Low.......................................................    11.13     13.56      18.13     19.00
  Close.....................................................    12.38     18.69      23.25     20.63
YEAR ENDED JANUARY 1, 1999
Net sales...................................................   $562.1    $584.6     $617.3    $584.5
Cost of sales...............................................   (421.0)   (440.8)    (465.4)   (445.7)
Operating income............................................     23.3      22.4       28.9      12.4
Gain on ANTEC investment....................................      8.4      15.9         --        --
Income before income taxes..................................     24.7      30.5       15.9       5.4
Income from continuing operations...........................     14.4      17.8        9.3       3.2
Net income..................................................     26.7      21.5       13.0       4.4
Basic income per share:
  Continuing................................................     0.31      0.38       0.21      0.07
  Net income................................................     0.57      0.46       0.30      0.10
Diluted income per share:
  Continuing................................................     0.30      0.38       0.21      0.07
  Net income................................................     0.56      0.46       0.29      0.10
Composite stock price range:
  High......................................................    20.25     22.13      19.88     20.31
  Low.......................................................    15.75     17.19      15.56     11.88
  Close.....................................................    19.44     19.00      15.75     20.31

---------------
* In the first quarter of 1999, the Company realized a $45.9 million net gain on the disposal of discontinued operations from the sale of its North American and European Integration business. In the third quarter of 1999, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders -- "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders -- "Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders -- "Certain Relationships and Related Transactions."

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

     (b) Reports on Form 8-K.

        None.

(A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
    SCHEDULES.

(1) Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................      14
Consolidated Statement of Operations for the years ended
  December 31, 1999, January 1, 1999 and January 2, 1998....      15
Consolidated Balance Sheet at December 31, 1999 and January
  1, 1999...................................................      16
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, January 1, 1999 and January 2, 1998....      17
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, January 1, 1999 and January 2,
  1998......................................................      18
Notes to the Consolidated Financial Statements..............      19

(2) Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

                                                                       PAGE
                                                                       ----
 I.    Condensed financial information of Registrant...............     37
II.    Valuation and qualifying accounts and reserves..............     40

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibit List.

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

      EXHIBIT
        NO.                         DESCRIPTION OF EXHIBIT
      -------                       ----------------------
(3) Articles of Incorporation and by-laws.
                 Restated Certificate of Incorporation of Anixter
                 International Inc., filed with Secretary of State of
                 Delaware on September 29, 1987 and Certificate of Amendment
                 thereof, filed with Secretary of Delaware on August 31, 1995
                 (Incorporated by reference from Anixter International Inc.
                 Annual Report on Form 10-K for the year ended December 31,
                 1995, Exhibit 3.1)
        3.1
                 By-laws of Anixter International Inc. as amended through
                 November 9, 1995 (Incorporated by reference from Anixter
                 International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.2)
        3.2
(4) Instruments defining the rights of security holders, including indentures.
                 (a) Amended and Restated Credit Agreement, dated March 11,
                 1994, among Anixter Inc., Chemical Bank, as Agent, and the other banks named therein. (Incorporated by reference
                     from Itel Corporation's Annual Report on Form 10-K for
                     the fiscal year ended December 31, 1993, Exhibit 4.2.)
        4.1
                 (b) Amendment, dated March 24, 1995, to Amended and Restated
                 Credit Agreement, dated March 11, 1994, among Anixter Inc.,
                     Chemical Bank, as Agent, and the other banks named
                     therein. (Incorporated by reference from Itel
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarter ended March 31, 1995, Exhibit 4.1.)
                 (c) Amendment dated September 6, 1996, to Amended and
                 Restated Credit Agreement, dated March 11, 1994, among
                     Anixter Inc., The Chase Manhattan Bank, as Agent, and
                     the other banks named therein. (Incorporated by
                     reference from Anixter International Inc. Quarterly
                     Report on Form 10-Q for the quarter ended September 27,
                     1996, Exhibit 4.2)
                 Indenture dated September 17, 1996, between Anixter Inc.,
                 Anixter International Inc. and the Bank of New York, as
                 Trustee, providing for 8% Senior Notes due 2003.
                 (Incorporated by reference from Amendment No. 1 to Anixter
                 Inc.'s Registration Statement on Form S-3, Registration
                 Number 333-09185, filed August 27, 1996, Exhibit 4.1)
        4.2
(10) Material contracts.
                 (a) Asset Purchase Agreement, dated February 22, 1999
                 (Incorporated by reference from Anixter International Inc.
                     Current Report on Form 8-K dated April 2, 1999)
       10.1
                 (b) First Amendment to Asset Purchase Agreement, dated March
                 29, 1999 (Incorporated by reference from Anixter
                     International Inc. Current Report on Form 8-K dated
                     April 2, 1999)

      EXHIBIT
        NO.                         DESCRIPTION OF EXHIBIT
      -------                       ----------------------
                 Company's Management Incentive Plan, dated February 9, 1995.
                 (Incorporated by reference from Itel Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1994, Exhibit 10.2.)
       10.2 *
                 Company's 1983 Stock Incentive Plan as amended and restated
                 July 16, 1992. (Incorporated by reference from Itel
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3.)
       10.3 *
                 Anixter International Inc. 1998 Stock Incentive Plan
                 (Incorporated by reference from Anixter International Inc.
                 Registration Statement on Form S-8, file number 333-56935.
                 Exhibit 4a.)
       10.4 *
                 Company's Key Executive Equity Plan, as amended and restated
                 July 16, 1992. (Incorporated by reference from Itel
                 Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8.)
       10.5 *
                 Company's Director Stock Option Plan. (Incorporated by
                 reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.)
       10.6 *
                 Warrant Agreement, dated August 22, 1990, between the
                 Company and Bernard F. Brennan, William A. Buzick, Jr., F.
                 Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn Klein,
                 John R. Petty and James D. Woods, individually.
                 (Incorporated by reference from Itel Corporation's Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1991, Exhibit 10.25.)
       10.7 *
                 (a) Agreement, dated February 9, 1995, with Rod F. Dammeyer
                 (Incorporated by reference from Itel Corporation's Annual
                     Report on Form 10-K for the fiscal year ended December
                     31, 1994, Exhibit 10.18(d).)
       10.8 *
                 (b) Amended and Restated Agreement dated February 9, 1995
                 with Rod F. Dammeyer (Incorporated by reference from Anixter
                     International Inc. Annual Report on Form 10-K for the
                     year ended December 31, 1995, Exhibit 10.17 (b))
                 Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24.)
       10.9 *
                 Form of Indemnity Agreement with all directors and officers
                 (Incorporated by reference from Anixter International Inc.
                 Annual Report on Form 10-K for the year ended December 31,
                 1995, Exhibit 10.24)
       10.10*
                 Anixter International Inc. 1996 Stock Incentive Plan
                 (Incorporated by reference from Anixter International Inc.
                 Annual Report on Form 10-K for the year ended December 31,
                 1995, Exhibit 10.26)
       10.11*
                 Form of Stock Option Grant (Incorporated by reference from
                 Anixter International Inc. Annual Report on Form 10-K for
                 the year ended December 31, 1995, Exhibit 10.27)
       10.12*
                 Anixter Excess Benefit Plan (Incorporated by reference from
                 Anixter International Inc. Annual Report on Form 10-K for
                 the year ended December 31, 1995, Exhibit 10.28)
       10.13*
                 Forms of Anixter Stock Option, Stockholder Agreement and
                 Stock Option Plan (Incorporated by reference from Anixter
                 International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29)
       10.14*
                 (a) Anixter Deferred Compensation Plan (Incorporated by
                 reference from Anixter International Inc. Annual Report on
                     Form 10-K for the year ended December 31, 1995, Exhibit
                     10.30)
       10.15*
                 (b) Anixter 1999 Restated Deferred Compensation Plan
                 Anixter International Inc. Enhanced Management Incentive
                 Plan for 1999-2000 (Incorporated by reference from Anixter
                 International Inc. Quarterly Report on Form 10-Q for the
                 quarterly period ended July 2, 1999, Exhibit 10.20)
       10.16*

      EXHIBIT
        NO.                         DESCRIPTION OF EXHIBIT
      -------                       ----------------------
                 Financial Advisory Agreement, dated August 4, 1999
                 (Incorporated by reference from Anixter International Inc.
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 October 1, 1999, Exhibit 10.21)
       10.17*
                 Employment Agreement with Robert W. Grubbs, dated July 22,
                 1999 (Incorporated by reference from Anixter International
                 Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.22)
       10.18*
                 Employment Agreement with Dennis J. Letham, dated July 22,
                 1999 (Incorporated by reference from Anixter International
                 Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.23)
       10.19*

(21) Subsidiaries of the Registrant.
       21.1     List of Subsidiaries of the Registrant.
(23) Consents of experts and counsel.
       23.1     Consent of Ernst & Young LLP
(24) Power of attorney.
       24.1     Power of Attorney executed by Lord James Blyth, Rod
       F. Dammeyer, Robert E. Fowler, Jr., Robert W. Grubbs, Melvyn
                N. Klein, John R. Petty, Sheli Rosenberg, Thomas C.
                Theobald, and Samuel Zell
(27) Financial data schedule.
       27.1     Financial data schedule

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

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                             STATEMENT OF OPERATION
                                 (IN MILLIONS)

                                                                            YEARS ENDED
                                                              ---------------------------------------
                                                              DECEMBER 31,   JANUARY 1,    JANUARY 2,
                                                                  1999          1999          1998
                                                              ------------   ----------    ----------
Operating (loss) income.....................................     $ (2.5)        $(1.5)       $ 3.9
Other income:
     Gain on ANTEC investment...............................         --          24.3          2.2
Interest and investment income, including intercompany......        3.1           7.2          6.0
                                                                 ------         -----        -----
Income from operations before income taxes and equity in
  earnings of subsidiaries..................................        0.6          30.0         12.1
Income tax benefit..........................................       27.4           4.2          8.7
Equity in earnings of subsidiaries..........................       96.2          31.4         24.5
                                                                 ------         -----        -----
Net income..................................................     $124.2         $65.6        $45.3
                                                                 ======         =====        =====

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEET
                                 (IN MILLIONS)

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1999          1999
                                                              ------------   ----------
Current assets:
  Cash......................................................     $  0.4        $  3.3
  Accounts receivable.......................................         --           1.7
  Amounts currently due from affiliates, net................        6.3           4.5
  Other assets..............................................        0.1           0.4
                                                                 ------        ------
          Total current assets..............................        6.8           9.9
Investment in and advances to subsidiaries..................      449.9         430.4
Other assets................................................       12.3          14.3
                                                                 ------        ------
                                                              469$.0....       $454.6
                                                                 ======        ======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses, due currently........     $  9.7        $ 10.1
Income taxes, net, primarily deferred.......................        2.9          33.0
                                                                 ------        ------
          Total liabilities.................................       12.6          43.1
Stockholders' equity:
  Common stock..............................................       35.9          41.8
  Accumulated other comprehensive income....................      (37.6)        (39.7)
  Retained earnings.........................................      458.1         409.4
                                                                 ------        ------
          Total stockholders' equity........................      456.4         411.5
                                                                 ------        ------
                                                                 $469.0        $454.6
                                                                 ======        ======

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                                                  1999          1999         1998
                                                              ------------   ----------   ----------
Operating activities:
  Net income................................................     $124.2       $  65.6       $45.3
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on ANTEC investment.............................         --         (24.3)       (2.2)
       Income tax benefit...................................      (27.4)         (4.2)       (8.7)
       Equity in earnings of subsidiaries...................      (96.2)        (31.4)      (24.5)
       Change in other operating items......................       51.3          16.9        23.1
                                                                 ------       -------       -----
          Net cash provided by operating activities.........       51.9          22.6        33.0
Investing activities:
  Proceeds from sale of businesses..........................       28.3          14.2          --
  Proceeds from sale of ANTEC...............................         --         104.3          --
  Acquisition of businesses.................................         --         (38.1)      (27.6)
  Loans (to) from subsidiaries, net.........................       (1.7)         (1.0)        0.5
                                                                 ------       -------       -----
       Net cash provided by (used in) investing
          activities........................................       26.6          79.4       (27.1)
Financing activities:
  Purchase of treasury stock................................      (91.9)       (101.8)      (14.2)
  Proceeds from issuance of common stock....................       10.5           3.1         3.5
                                                                 ------       -------       -----
       Net cash used in financing activities................      (81.4)        (98.7)      (10.7)
                                                                 ------       -------       -----
Cash (used) provided........................................       (2.9)          3.3        (4.8)
Cash at beginning of year...................................        3.3            --         4.8
                                                                 ------       -------       -----
Cash at end of year.........................................     $  0.4       $   3.3       $  --
                                                                 ======       =======       =====

                           ANIXTER INTERNATIONAL INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       YEARS ENDED DECEMBER 31, 1999, JANUARY 1, 1999 AND JANUARY 2, 1998
                                 (IN MILLIONS)

                                                                     ADDITIONS
                                                                -------------------
                                                 BALANCE AT     CHARGED    CHARGED                   BALANCE AT
                                                BEGINNING OF      TO       TO OTHER                    END OF
                DESCRIPTION                      THE PERIOD     INCOME     ACCOUNTS    DEDUCTIONS    THE PERIOD
                -----------                     ------------    -------    --------    ----------    ----------
Year ended December 31, 1999:
  Allowance for doubtful accounts...........       $11.0         $ 5.7      $(0.9)       $(5.5)        $10.3
  Allowance for deferred tax asset..........       $24.0         $ 2.3         --           --         $26.3
Year ended January 1, 1999:
  Allowance for doubtful accounts...........       $10.0         $ 4.2      $ 0.2        $(3.4)        $11.0
  Allowance for deferred tax asset..........       $16.7         $ 7.3         --           --         $24.0
Year ended January 2, 1998:
  Allowance for doubtful accounts...........       $ 7.9         $ 7.1      $(0.6)       $(4.4)        $10.0
  Allowance for deferred tax asset..........       $21.0         $(4.3)        --           --         $16.7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on the 7th day of March 7, 2000.

                                          ANIXTER INTERNATIONAL INC.

                                          By:     /s/ DENNIS J. LETHAM
                                            ------------------------------------
                                                      Dennis J. Letham
                                              Senior Vice President -- Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        /s/ ROBERT W. GRUBBS                 Chief Executive Officer and President         March 7, 2000
------------------------------------             (Principal Executive Officer)
          Robert W. Grubbs

        /s/ DENNIS J. LETHAM                    Senior Vice President -- Finance           March 7, 2000
------------------------------------               (Chief Financial Officer)
          Dennis J. Letham

        /s/ LISA KEARNS LANZ                      Vice President -- Controller             March 7, 2000
------------------------------------               (Chief Accounting Officer)
          Lisa Kearns Lanz

        /s/ LORD JAMES BLYTH*                               Director                       March 7, 2000
------------------------------------
          Lord James Blyth

                                                            Director                       March 7, 2000
------------------------------------
         Robert L. Crandall

        /s/ ROD F. DAMMEYER*                                Director                       March 7, 2000
------------------------------------
           Rod F. Dammeyer

     /s/ ROBERT E. FOWLER, JR.*                             Director                       March 7, 2000
------------------------------------
        Robert E. Fowler, Jr.

        /s/ ROBERT W. GRUBBS                                Director                       March 7, 2000
------------------------------------
          Robert W. Grubbs

                                                            Director                       March 7, 2000
------------------------------------
           F. Philip Handy

        /s/ MELVYN N. KLEIN*                                Director                       March 7, 2000
------------------------------------
           Melvyn N. Klein

         /s/ JOHN R. PETTY*                                 Director                       March 7, 2000
------------------------------------
            John R. Petty

       /s/ SHELI Z. ROSENBERG*                              Director                       March 7, 2000
------------------------------------
         Sheli Z. Rosenberg

                                                            Director                       March 7, 2000
------------------------------------
           Stuart M. Sloan

       /s/ THOMAS C. THEOBALD*                              Director                       March 7, 2000
------------------------------------
         Thomas C. Theobald

          /s/ SAMUEL ZELL*                                  Director                       March 7, 2000
------------------------------------
             Samuel Zell

      *By /s/ DENNIS J. LETHAM
   -------------------------------
          Dennis J. Letham
         (Attorney in fact)

Dennis J. Letham, as attorney in fact for each person indicated.