Form 10-Q
period 2000-03-31
ANIXTER INTERNATIONAL INC
filed 2000-05-09
CIK 52795

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

      ----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            ---------   ---------

                         COMMISSION FILE NUMBER: 1-5989

                           ANIXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       94-1658138
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                                 4711 GOLF ROAD
                             SKOKIE, ILLINOIS 60076
                                 (847) 677-2600
          (Address and telephone number of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----
     At May 1, 2000, 36,389,725 shares of the registrant's Common Stock, $1.00 par value, were outstanding.


================================================================================

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements . . . . . . . . . . . . . . . . .  1

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . .  7


                           PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . .  *

         Item 2.    Changes in Securities. . . . . . . . . . . . . . . . .  *

         Item 3.    Defaults Upon Senior Securities. . . . . . . . . . . .  *

         Item 4.    Submission of Matters to a Vote of Security Holders. .  *

         Item 5.    Other Information. . . . . . . . . . . . . . . . . . .  *

         Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . 10

         ---------------
         * No reportable information under this item.


         This report may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially form expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new or changed competitors. Other factors could also cause actual results to differ materially from expected results included in these statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         13 WEEKS ENDED
                                                       ------------------
                                                       MARCH 31,  APRIL 2,
                                                        2000        1999
                                                       -------    -------

Net sales                                              $ 745.1    $ 595.1
Cost of goods sold                                       571.8      445.8
                                                       -------    -------
Gross profit                                             173.3      149.3

Operating expenses                                       133.8      125.4
Amortization of goodwill                                   2.0        1.9
                                                       -------    -------
Operating income                                          37.5       22.0

Interest expense                                          (9.6)      (8.6)
Foreign exchange and other, net                           (0.2)      (0.1)
                                                       -------    -------
Income before income taxes                                27.7       13.3

Income tax expense                                        11.6        5.6
                                                       -------    -------
Income from continuing operations                         16.1        7.7

Discontinued operations:
    Loss from discontinued operations, net of tax           --       (1.5)
    Gain on disposal of discontinued operations, net
      of tax                                                --       45.9
                                                       -------    -------
Net income                                             $  16.1    $  52.1
                                                       =======    =======
Basic income per share:
    Continuing operations                                 0.45       0.19
    Discontinued operations                                 --       1.06
                                                       -------    -------
    Net income                                         $  0.45    $  1.25
                                                       =======    =======

Diluted income per share:
    Continuing operations                              $  0.44    $  0.19
    Discontinued operations                                 --       1.06
                                                       -------    -------
    Net income                                         $  0.44    $  1.25
                                                       =======    =======



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




(IN MILLIONS)                                            MARCH 31,  DECEMBER 31,
                          ASSETS                            2000       1999
                                                          --------    --------
                                                        (Unaudited)
Current assets:
   Cash                                                   $   20.8    $   17.5
   Accounts receivable (less allowances
     of $13.9 and $10.3 in 2000 and 1999, respectively)      561.2       537.5
   Inventories                                               618.8       536.4
   Deferred income taxes                                      18.7        18.2
   Other current assets                                       12.4        11.5
                                                          --------    --------
       Total current assets                                1,231.9     1,121.1

Property and equipment, at cost                              160.5       158.6
Accumulated depreciation                                    (110.0)     (105.5)
                                                          --------    --------
       Property and equipment, net                            50.5        53.1

Goodwill (less accumulated amortization of
   $80.4 and $78.4 in 2000 and 1999, respectively)           232.6       229.1
Other assets                                                  32.0        31.4
                                                          --------    --------
                                                          $1,547.0    $1,434.7
                                                          ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  352.5    $  340.4
   Accrued expenses                                          126.4       149.1
   Income taxes payable                                       10.0         6.0
                                                          --------    --------
       Total current liabilities                             488.9       495.5

Other liabilities                                             16.4        14.8
Long-term debt                                               576.8       468.0
                                                          --------    --------
       Total liabilities                                   1,082.1       978.3
Stockholders' equity:
   Common stock                                               36.1        35.9
   Accumulated other comprehensive income                    (42.3)      (37.6)
   Retained earnings                                         471.1       458.1
                                                          --------    --------
                                                             464.9       456.4
                                                          --------    --------
                                                          $1,547.0    $1,434.7
                                                          ========    ========



See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



(IN MILLIONS)                                                                 13 WEEKS ENDED
                                                                            -------------------
                                                                            MARCH 31,  APRIL 2,
                                                                              2000       1999
                                                                            ---------  --------
OPERATING ACTIVITIES
   Net income                                                                $ 16.1    $ 52.1
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Income from discontinued operations                                    --       (44.4)
        Depreciation and amortization                                           6.7       6.6
        Deferred income taxes                                                  (0.8)     (0.9)
        Changes in current assets and liabilities, net                       (112.5)     17.8
        Other, net                                                              0.9       1.2
                                                                             ------    ------
            Net cash (used in) provided by continuing operating activities    (89.6)     32.4

INVESTING ACTIVITIES
   Capital expenditures                                                        (2.2)     (6.6)
   Acquisition of business                                                     (6.7)     --
   Other                                                                        0.2       0.3
                                                                             ------    ------
            Net cash used in continuing investing activities                   (8.7)     (6.3)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                         299.6     247.7
   Repayment of long-term borrowings                                         (189.7)   (366.9)
   Proceeds from issuance of common stock                                      11.7       0.7
   Purchases of common stock for treasury                                     (15.4)    (18.1)
   Other, net                                                                   0.3      (0.9)
                                                                             ------    ------
            Net cash provided by (used in) continuing financing activities    106.5    (137.5)

CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                             (4.9)    137.5
                                                                             ------    ------
Increase in cash                                                                3.3      26.1
Cash at beginning of period                                                    17.5      20.5
                                                                             ------    ------
Cash at end of period                                                        $ 20.8    $ 46.6
                                                                             ======    ======




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF CONSOLIDATION AND PRESENTATION

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2000 presentation.

NOTE 2.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per common share from continuing operations:

                                                    13 WEEKS ENDED
                                               -----------------------
                                                MARCH 31,     APRIL 2,
                                                   2000        1999
                                               ----------   ----------

Numerator (in millions):
       Income from continuing operations       $     16.1   $      7.7
Denominator (in thousands):
       Basic common shares outstanding             35,525       41,547
    Effect of dilutive securities:
       Stock options and warrants                   1,023          219
                                               ----------   ----------
Diluted common shares outstanding                  36,548       41,766
                                               ==========   ==========
Income per share from continuing operations:
    Basic                                      $      .45   $      .19
    Diluted                                    $      .44   $      .19

                           ANIXTER INTERNATIONAL INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3. COMPREHENSIVE INCOME

During the first quarter of 2000 and 1999, total comprehensive income amounted to $11.4 million and $49.6 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments.


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

Integration net sales were $160.0 million for the 13 week period ended April 2, 1999. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

NOTE 5. ACQUISITION OF BUSINESS

In the first quarter of 2000, the Company acquired 100% of the stock of allNET Technologies Pty Limited ("allNET") for $6.7 million. allNET is a structured cabling distributor located in Australia. The effect of this acquisition on the operating results of the Company was not significant.

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company has an approximate 99% ownership interest in Anixter Inc. at March 31, 2000, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                            MARCH 31,  DECEMBER 31,
                                              2000       1999
                                            --------   --------
                                          (UNAUDITED)
Assets:
     Current assets                         $1,225.3   $1,117.9
     Property, net                              50.5       53.1
     Goodwill, net                             232.6      229.1
     Other assets                               32.0       31.2
                                            --------   --------
                                            $1,540.4   $1,431.3
                                            ========   ========

Liabilities and Stockholders' Equity:
     Current liabilities                    $  480.8   $  486.4
     Other liabilities                          11.1        9.9
     Long-term debt                            576.8      468.0
     Subordinated notes payable to parent       11.5       19.1
     Stockholders' equity                      460.2      447.9
                                            --------   --------
                                            $1,540.4   $1,431.3
                                            ========   ========



                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                           13 WEEKS ENDED
                                                         -------------------
                                                          MARCH 31, APRIL 2,
                                                            2000     1999
                                                         ---------  --------

Net sales                                                 $745.1     $569.9

Operating income                                          $ 38.7     $ 22.7

Income before income taxes                                $ 29.4     $ 14.3

Income from continuing operations                         $ 16.6     $  8.3

Loss from discontinued operations, net of tax             $ --       $ (1.5)

Gain on disposal of discontinued operations, net of tax   $ --       $ 45.9

Net income                                                $ 16.6     $ 52.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This discussion contains forward-looking statements, which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Consolidated net cash used in continuing operating activities was $89.6 million for the first quarter of 2000 compared to $32.4 million provided for the same period in 1999. Cash used in operating activities increased due to the increase in working capital required to support the growth in the business. Specifically, inventory has increased $82.4 million from December 1999 in order to support future growth and a significant CLEC contract. Consolidated net cash used in investing activities was $8.7 million for the first quarter of 2000 versus $6.3 million for the same period in 1999. In the first quarter of 2000, the Company purchased a small structured cabling company in Australia for $6.7 million. Consolidated net cash provided by financing activities was $106.5 million for the first quarter of 2000 in comparison to $137.5 million used in the corresponding 1999 period. The change is primarily the result of an increase in long-term borrowings of $109.9 million to fund the increase in working capital. In 1999, long-term borrowings were reduced by $119.2 million. Treasury stock purchases in the first quarter of 2000 were $15.4 million compared to $18.1 million in the corresponding 1999 period. The Company received $11.7 million in 2000 from the exercise of 678,000 stock options. Cash used for discontinued operations was $4.9 million in the first quarter of 2000 compared to $137.5 million provided in the corresponding 1999 period. The first quarter of 1999 includes the cash received from the sale of the North American Integration business.

Financings

At March 31, 2000, $97.4 million was available under the bank revolving lines of credit at Anixter Inc., of which $16.1 million was available to pay the Company for intercompany liabilities. In March 2000, Anixter Inc. secured an additional $75 million uncommitted line of credit.

Consolidated interest expense was $9.6 million and $8.6 million for the first quarter 2000 and 1999, respectively. The increase is due to higher interest rates along with higher debt levels during the current quarter.

The Company has authorized the repurchase of up to 1.5 million shares in 2000, with the volume and timing to depend on market conditions. As of March 31, 2000, the Company has repurchased 768,776 shares at an average cost of $19.97. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the Integration businesses and other non-core assets.

Other Liquidity Considerations

Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Capital Expenditures

Consolidated capital expenditures were $2.2 million and $6.6 million for the first quarter of 2000 and 1999, respectively. The Company expects to spend a total of approximately $25 million in capital expenditures in 2000.

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

Quarter ended March 31, 2000: Income from continuing operations for the first quarter of 2000 was $16.1 million compared with $7.7 million for the first quarter of 1999.

The Company's net sales during the first quarter of 2000 increased 25.2% to $745.1 million from $595.1 million in the same period in 1999. Net sales by major geographic market are presented in the following table:

                                  13 WEEKS ENDED
                                -------------------
                                MARCH 31,  APRIL 2,
                                  2000       1999
                                ---------  --------
                                    (IN MILLIONS)


North America                    $572.3      $422.9
Europe                            132.8       139.5
Asia Pacific and Latin America     40.0        32.7
                                 ------      ------
                                 $745.1      $595.1
                                 ======      ======

When compared to the corresponding period in 1999, North America sales for the first quarter of 2000 grew 35.3% to $572.3 million. The improvement was a result of strong growth in the core Enterprise Network Communications and Electrical Wire and Cable product sets, along with continued rapid growth in the Service Provider sector and a 52% increase in Integrated Supply. Improvement in Enterprise Network Communications reflected a rebound from the soft year-end 1999 sales related to the Year 2000 compliance efforts, while improvement in Electrical Wire and Cable reflected higher copper prices. The Service Provider sector continued its rapid growth and is now at an annualized $250 million run rate. Europe sales declined 4.8% due to soft industry-wide networking products sales. Excluding the effect of changes in exchange rates, sales improved 2.7%. Asia Pacific and Latin American net sales were up 22.3% from the first quarter of 1999, reflecting improvement in their respective economies. Excluding the effect of changes in exchange rates, sales increased 20.6%.

Operating income increased to $37.5 million in 2000 from $22.0 million in the first quarter of 1999. Operating income by major geographic market is presented in the following table.

                                 13 WEEKS ENDED
                               --------------------
                               MARCH 31,   APRIL 2,
                                 2000        1999
                               --------    --------
                                   (IN MILLIONS)

North America                    $32.7       $19.9
Europe                             5.2         5.5
Asia Pacific and Latin America    (0.4)       (3.4)
                                 -----       -----
                                 $37.5       $22.0
                                 =====       =====

North America operating income increased 63.7% in the quarter. Operating margins improved to 5.7% in the first quarter 2000, from 4.7% in the same period in 1999. The improvement primarily relates to a reduction, as a percentage of sales, in retained overhead costs associated with the North American Integration business and the absence of costs associated with the Year 2000 compliance efforts incurred in 1999. Europe operating income decreased 5.1%, reflecting the decline in sales. Excluding the effect of changes in exchange rates, Europe operating profit declined 1.6%. Asia Pacific and Latin America operating profit improved 88% to a minimal loss of $400,000 in the first quarter of 2000 from the comparable period in 1999. This resulted from the 22.3% improvement in sales and a reduced cost structure following the corrections made over the last 2 years.

The consolidated tax provision on continuing operations increased to $11.6 million in 2000 from $5.6 million in the first quarter of 1999 due to higher pre-tax earnings. The 2000 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

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

                                ANIXTER INTERNATIONAL INC.

Date: May 5, 2000               By:   /s/ Robert W. Grubbs
                                    ----------------------------
                                          Robert W. Grubbs
                                    President and Chief Executive Officer

Date: May 5, 2000               By:   /s/ Dennis J. Letham
                                    --------------------------
                                          Dennis J. Letham
                                    Senior Vice President - Finance
                                    and Chief Financial Officer