Form 10-Q
period 2000-06-30
ANIXTER INTERNATIONAL INC
filed 2000-07-28
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

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

                  At July 26, 2000, 37,150,115 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements                                       1

         Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           7

                           PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                          *

         Item 2.    Changes in Securities                                      *

         Item 3.    Defaults Upon Senior Securities                            *

         Item 4.    Submission of Matters to a Vote of Security Holders       12

         Item 5.    Other Information                                          *

         Item 6.    Exhibits and Reports on Form 8-K                          12

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

       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                       ANIXTER INTERNATIONAL INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (Unaudited)

                                                (In millions, except per share amounts)


                                                For the 13 Weeks Ended                   For the 26 Weeks Ended
                                          ------------------------------------     -----------------------------------
                                            June 30, 2000        July 2, 1999        June 30, 2000        July 2, 1999
                                          ---------------     ----------------     ---------------     ---------------

Net sales                                 $        905.5      $         658.5      $      1,650.6      $      1,253.6
Cost of goods sold                                 712.2                502.6             1,284.0               948.4
                                          ---------------     ----------------     ---------------     ---------------
Gross profit                                       193.3                155.9               366.6               305.2
Operating Expenses                                 141.2                125.5               275.0               250.9
Amortization of goodwill                             2.1                  1.9                 4.1                 3.8
                                          ---------------     ----------------     ---------------     ---------------
Operating income                                    50.0                 28.5                87.5                50.5
Interest expense                                   (11.8)                (7.5)              (21.4)              (16.1)
Foreign exchange and other, net                      1.0                    -                 0.8                (0.1)
                                          ---------------     ----------------     ---------------     ---------------
 Income before income taxes                         39.2                 21.0                66.9                34.3
Income tax expense                                  16.5                  8.8                28.1                14.4
                                          ---------------     ----------------     ---------------     ---------------
 Income from continuing operations                  22.7                 12.2                38.8                19.9

Discontinued operations:
    Income (loss) from discontinued
       operations, net of tax                          -                  1.0                   -                (0.5)
    Gain on disposal of discontinued
       operations, net of tax                          -                    -                   -                45.9
                                          ---------------     ----------------     ---------------     ---------------
 Net income                               $         22.7      $          13.2      $         38.8      $         65.3
                                          ===============     ================     ===============     ===============

Basic income per share:
    Continuing operations                 $         0.62      $          0.33      $         1.08      $         0.51
    Discontinued operations                           -                  0.03                   -                1.17
                                          ---------------     ----------------     ---------------     ---------------
     Net income                           $         0.62      $          0.36      $         1.08      $         1.68
                                          ===============     ================     ===============     ===============

Diluted income per share:
    Continuing operations                 $         0.60      $          0.33      $         1.04      $         0.51
    Discontinued operations                            -                 0.03                   -                1.15
                                          ---------------     ----------------     ---------------     ---------------
     Net income                           $         0.60      $          0.36      $         1.04      $         1.66
                                          ===============     ================     ===============     ===============








    See accompanying notes to the condensed consolidated financial statements.

                                                      ANIXTER INTERNATIONAL INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS




(In millions)                                                                    June 30,               December 31,
                                          ASSETS                                  2000                     1999
                                                                              ---------------          ---------------
                                                                                (Unaudited)

Current assets:
   Cash                                                                       $         20.8           $         17.5
   Accounts receivable (less allowances
     of $16.8 and $10.3 in 2000 and 1999, respectively)                                642.3                    537.5
   Inventories                                                                         777.5                    536.4
   Deferred income taxes                                                                19.3                     18.2
   Other current assets                                                                 14.0                     11.5
                                                                              ---------------          ---------------
       Total current assets                                                          1,473.9                  1,121.1
Property and equipment, at cost                                                        155.8                    158.6
Accumulated depreciation                                                              (105.9)                  (105.5)
                                                                              ---------------          ---------------
       Property and equipment, net                                                      49.9                     53.1
Goodwill (less accumulated amortization of
   $82.5 and $78.4 in 2000 and 1999, respectively)                                     233.7                    229.1
Other assets                                                                            38.6                     31.4
                                                                              ---------------          ---------------
                                                                              $      1,796.1           $      1,434.7
                                                                              ===============          ===============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $        458.7           $        340.4
   Accrued expenses                                                                    144.3                    149.1
   Income taxes payable                                                                 17.6                      6.0
                                                                              ---------------          ---------------
       Total current liabilities                                                       620.6                    495.5
Other liabilities                                                                       15.8                     14.8
Long-term debt                                                                         660.9                    468.0
                                                                              ---------------          ---------------
       Total liabilities                                                             1,297.3                    978.3
Stockholders' equity:
   Common stock                                                                         37.1                     35.9
   Accumulated other comprehensive income                                              (48.1)                   (37.6)
   Retained earnings                                                                   509.8                    458.1
                                                                              ---------------          ---------------
                                                                                       498.8                    456.4
                                                                              ---------------          ---------------
                                                                              $      1,796.1           $      1,434.7
                                                                              ===============          ===============





      See accompanying notes to the condensed consolidated financial statements.


                                                      ANIXTER INTERNATIONAL INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)




(In millions)                                                                                 26 Weeks Ended
                                                                                 ------------------------------------------
                                                                                    June 30, 2000            July 2, 1999
                                                                                 ------------------       -----------------

Operating activities
   Net income                                                                    $            38.8        $           65.3
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Income from discontinued operations                                                      -                   (45.4)
        Depreciation and amortization                                                         13.4                    13.1
        Deferred income taxes                                                                 (1.1)                   (0.6)
        Changes in current assets and liabilities, net                                      (225.3)                  (14.6)
        Other, net                                                                             1.5                     3.8
                                                                                 ------------------       -----------------
            Net cash (used in) provided by continuing operating activities                  (172.7)                   21.6

Investing activities
   Capital expenditures                                                                       (6.2)                   (9.0)
   Acquisition of business                                                                    (6.7)                      -
   Other                                                                                         -                     0.7
                                                                                 ------------------       -----------------
            Net cash used in continuing investing activities                                 (12.9)                   (8.3)

Financing activities
   Proceeds from long-term borrowings                                                        844.4                   408.7
   Repayment of long-term borrowings                                                        (649.2)                 (472.0)
   Proceeds from issuance of common stock                                                     28.3                     4.0
   Purchases of common stock for treasury                                                    (15.4)                  (85.6)
   Debt issuance costs                                                                        (6.0)                      -
   Other, net                                                                                 (3.5)                   (4.1)
                                                                                 ------------------       -----------------
            Net cash provided by (used in) continuing financing activities                   198.6                  (149.0)

Cash (used in) provided by discontinued operations                                            (9.7)                  129.5
                                                                                 ------------------       -----------------
Increase in cash                                                                               3.3                    (6.2)
Cash at beginning of period                                                                   17.5                    20.5
                                                                                 ------------------       -----------------
Cash at end of period                                                            $            20.8        $           14.3
                                                                                 ==================       =================










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

Note 2.  Income per Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations (In thousands, except per share amounts):



                                                            13 weeks ended                                  26 weeks ended
                                               ---------------------------------------          ------------------------------------

                                                   June 30,                July 2,                  June 30,            July 2,
                                                    2000                    1999                      2000               1999
                                               -----------------      ----------------          -----------------   ----------------
Basic EPS:
    Income from continuing operations          $         22,717       $         12,227          $          38,792    $        19,924
       (numerator)
    Weighted-average common shares
       Outstanding (denominator)                         36,444                 36,361                     35,985             38,954
                                               =================      ================          =================    ===============

    Basic EPS                                  $            .62       $            .33          $            1.08    $           .51

Diluted EPS:
    Income from continuing operations          $         22,717       $         12,227          $          38,792    $        19,924
    Interest impact of assumed
       conversion of convertible notes                       45                     --                         45                 --
                                               ----------------       ----------------          ------------------   ---------------
    Income from continuing operations
       plus assumed conversion (numerator)     $         22,762       $         12,227          $          38,837    $        19,924
    Weighted-average common shares
       outstanding                             $         36,444                 36,361                     35,985    $        38,954
    Effect of dilutive securities:
       Stock options, warrants and
         convertible notes                                1,446                    473                      1,367                316
                                               ----------------       ----------------           -----------------    --------------
    Weighted-average common shares
       outstanding (denominator)                         37,890                 36,834                     37,352             39,270
                                               ================       ================           =================    ==============

    Diluted EPS                                $            .60       $            .33           $           1.04     $          .51


                           ANIXTER INTERNATIONAL INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Comprehensive Income

For the 13 and 26 weeks ended June 30, 2000, total comprehensive income amounted to $16.9 million and $28.4 million, respectively. For the 13 and 26 weeks ended July 2, 1999, total comprehensive income was $18.6 million and $68.2 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments.


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

Integration net sales were $17.9 million and $177.9 million for the 13 and 26 weeks ended July 2, 1999, respectively. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

Note 5.  Acquisition of Business

In the first quarter of 2000, the Company acquired 100% of the stock of allNET Technologies Pty Limited ("allNET") for $6.7 million. allNET is a structured cabling distributor located in Australia. The effect of this acquisition on the operating results of the Company was not significant.

Note 6.  Liquid Yield Option Notes due 2020

On June 28, 2000, the Company issued $792 million 7% zero coupon convertible notes due 2020. The net proceeds from the issue was $193 million and was initially used to repay working capital borrowings under a floating rate bank line of credit which matures on September 6, 2001. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs for the transaction totaled $7 million and are being amortized through June 28, 2020 using the straight line method.

Note 7. Summarized Financial Information of Anixter Inc.

The Company has an approximate 99% ownership interest in Anixter Inc. at June 30, 2000, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc:


                                                        ANIXTER INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)                                  June 30,           December 31,
                                                 2000                 1999
                                          -----------------   ------------------
Assets:                                      (Unaudited)
     Current assets                       $         1,467.7   $          1,117.9
     Property, net                                     49.9                 53.1
     Goodwill, net                                    233.7                229.1
     Other assets                                      32.0                 31.2
                                          -----------------   ------------------
                                          $         1,783.3   $          1,431.3
                                          =================   ==================

Liabilities and Stockholders' Equity:
     Current liabilities                  $           601.1   $            486.4
     Other liabilities                                 11.3                  9.9
     Long-term debt                                   460.7                468.0
     Subordinated notes payable to parent             234.5                 19.1
     Stockholders' equity                             475.7                447.9
                                          -----------------   ------------------
                                          $         1,783.3   $          1,431.3
                                          =================   ==================



                                                                                  ANIXTER INC.
                                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  (Unaudited)


(In millions)                                             13 weeks ended                                 26 weeks ended
                                               -----------------------------------             -------------------------------------
                                                   June 30,              July 2,                   June 30,              July 2,
                                                    2000                  1999                       2000                 1999
                                               ---------------       -------------             ---------------      ----------------

Net Sales                                      $         905.5       $       658.6              $       1,650.6     $        1,228.5

Operating Income                               $          50.4       $        29.0              $          89.1     $           51.7

Income before income taxes                     $          39.1       $        21.4              $          68.5     $           35.7

Income from continuing operations              $          22.0       $        11.2              $          38.6     $           19.5

Income loss from discontinued                  $             -       $         1.0              $             -     $          (0.5)
    operations, net of tax

Gain on disposal of discontinued               $             -       $           -              $             -     $           45.9
    operations, net of tax

Net  Income                                    $            22.0     $        12.2              $          38.6     $           64.9


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

Financial Liquidity and Capital Resources

Cash Flow

Consolidated net cash used in continuing operating activities was $172.7 million for the 26 weeks ended June 30, 2000 compared to $21.6 million provided for the same period in 1999. Cash used in operating activities increased due to the increase in working capital required to support the growth in the business. Specifically, inventory has increased $241.1 million from December 1999 in order to support future growth and a significant CLEC contract. Consolidated net cash used in investing activities was $12.9 million for the 26 weeks ended June 30, 2000 versus $8.3 million for the same period in 1999. In the first quarter of 2000, the Company purchased a small structured cabling company in Australia for $6.7 million. Consolidated net cash provided by financing activities was $198.6 million for the 26 weeks ended June 30, 2000 in comparison to $149.0 million used in the corresponding 1999 period. The change is primarily the result of a net increase in long-term borrowings of $195.2 million to fund the increase in working capital. In 1999, long-term borrowings were reduced by $63.3 million. Treasury stock purchases for the 26 weeks ended June 30, 2000 were $15.4 million compared to $85.6 million in the corresponding 1999 period. The Company received $28.3 million in 2000 from the exercise of 1,673,000 stock options. Cash used for discontinued operations was $9.7 million in the 26 weeks ended June 30, 2000 compared to $129.5 million provided in the corresponding 1999 period. The 26 weeks ended July 2, 1999 includes the cash received from the sale of the North American Integration business.

Financings

On June 28, 2000, the Company issued $792 million 7% zero coupon convertible notes due 2020. The net proceeds from the issue was $193 million and was initially used to repay working capital borrowings under a floating rate bank line of credit which matures on September 6, 2001. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs for the transaction totaled $7 million and are being amortized through June 28, 2020 using the straight line method.

At June 30, 2000, $222.0 million was available under the bank revolving lines of credit at Anixter Inc., all of which was available to pay the Company for intercompany liabilities. In March 2000, Anixter Inc. secured an additional $75 million uncommitted line of credit, all of which was available as of June 30, 2000.



Consolidated interest expense was $21.4 million and $16.1 million for the 26 weeks ended June 30, 2000 and July 2, 1999, respectively. The increase is due to higher debt levels required to fund the increase in working capital along with slightly higher interest rates.

The Company has authorized the repurchase of up to 1.5 million shares in 2000, with the volume and timing to depend on market conditions. As of June 30, 2000, the Company has repurchased 768,776 shares at an average cost of $19.97. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the Integration businesses and other non-core assets.

Other Liquidity Considerations

Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Capital Expenditures

Consolidated capital expenditures were $6.2 million and $9.0 million for the 26 weeks ended June 30, 2000 and July 2, 1999, respectively. The Company expects to spend approximately $20 to $25 million in capital expenditures in 2000.

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

Quarter ended June 30, 2000: Income from continuing operations for the second quarter of 2000 was $22.7 million compared with $12.2 million for the second quarter of 1999.

The Company's net sales during the second quarter of 2000 increased 37.5% to $905.5 million from $658.5 million in the same period in 1999. Net sales by major geographic market are presented in the following table:


                                                     13 weeks ended
                                          --------------------------------------
                                               June 30,              July 2,
                                                2000                 1999
                                          ----------------     -----------------
                                                      (in millions)

North America                             $           720.4    $           502.7
Europe                                                141.2                122.2
Asia Pacific and Latin America                         43.9                 33.6
                                          ----------------     -----------------
                                          $           905.5    $           658.5
                                          =================    =================



When compared to the corresponding period in 1999, North America sales for the second quarter of 2000 grew 43.3% to $720.4 million. The improvement was a result of continued rapid growth in the Service Provider sector and a 58% increase in Integrated Supply sales, along with strong growth in the core Enterprise Network Communications and Electrical Wire and Cable product sets. Based on second quarter sales, the Service Provider sector is now at an annualized $500 million run rate. Europe sales increased 15.6% reflecting strong growth in our core structured cabling products. Excluding the effect of changes in exchange rates, Europe sales improved 24.1%. Asia Pacific and Latin American net sales were up 30.5% from the second quarter of 1999, reflecting improvement in their respective economies. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales increased 32.2%.

Operating income increased to $50.0 million in 2000 from $28.5 million in the second quarter of 1999. Operating income by major geographic market is presented in the following table.

                                                       13 weeks ended
                                           -------------------------------------
                                               June 30,            July 2,
                                                2000                1999
                                           --------------       ----------------
                                                      (in millions)

North America                              $          43.9      $          26.9
Europe                                                 6.2                  4.7
Asia Pacific and Latin America                        (0.1)                (3.1)
                                           ----------------     ----------------
                                           $          50.0      $          28.5
                                           ================     ================


North America operating income increased 63.4%. Operating margins improved to 6.1% in the second quarter of 2000, from 5.4% in the same period in 1999. The improvement primarily relates to a reduction, as a percentage of sales, in retained overhead costs associated with the North American Integration business and the absence of costs associated with the Year 2000 compliance efforts incurred in 1999. Europe operating income increased 31.9%, reflecting strong second quarter sales. Excluding the effect of changes in exchange rates, Europe operating profit increased 32.2%. Asia Pacific and Latin America operating loss decreased 95.8%, to a minimal loss of $.1 million in the second quarter of 2000, from the comparable period in 1999. This resulted from the 30.5% improvement in sales and a reduced cost structure following the changes made in staffing and operations over the last 2 years. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America operating loss decreased 96.3%.

The consolidated tax provision on continuing operations increased to $16.5 million in 2000 from $8.8 million in the second quarter of 1999 due to higher pre-tax earnings. The 2000 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

26 weeks ended June 30, 2000: Income from continuing operations for the 26 weeks ended June 30, 2000 was $38.8 million compared with $19.9 million for the 26 weeks ended July 2, 1999.

The Company's net sales during the 26 weeks ended June 30, 2000 increased 31.7% to $1,650.6 million from $1,253.6 million in the same period in 1999. Net sales by major geographic market are presented in the following table:





                                                     26 weeks ended
                                         ---------------------------------------
                                              June 30,               July 2,
                                               2000                   1999
                                         ----------------      -----------------
                                                      (in millions)

North America                            $          1,292.7    $           925.6
Europe                                                274.0                261.7
Asia Pacific and Latin America                         83.9                 66.3
                                         ------------------    -----------------
                                         $          1,650.6    $         1,253.6
                                         ==================    =================



When compared to the corresponding period in 1999, North America sales for the 26 weeks ended June 30, 2000 grew 39.7% to $1,292.7 million. The improvement was a result of strong growth in the core Enterprise Network Communications and Electrical Wire and Cable product sets, along with continued rapid growth in the Service Provider sector and a 54.9% increase in Integrated Supply sales. Improvement in Enterprise Network Communications reflected a rebound from the soft year-end 1999 sales related to the Year 2000 compliance efforts, while improvement in Electrical Wire and Cable reflected higher copper prices. The Service Provider sector continued its rapid growth and is now at an annualized $500 million run rate. Europe sales increased 4.7% due to strong second quarter sales in our core structured cabling products. Excluding the effect of changes in exchange rates, Europe sales improved 12.7%. Asia Pacific and Latin American net sales were up 26.5% from the same period in 1999, reflecting improvement in their respective economies.

Operating income for the first half of 2000 increased 73.2% or $37.0 million from $50.5 million in the first half of 1999. Operating income by major geographic market is presented in the following table:

                                                 26 weeks ended
                                        ----------------------------------------
                                             June 30,              July 2,
                                              2000                  1999
                                        -----------------      -----------------
                                                      (in millions)

North America                           $           76.6       $           46.8
Europe                                              11.4                   10.2
Asia Pacific and Latin America                      (0.5)                  (6.5)
                                        -----------------      -----------------
                                        $           87.5       $           50.5
                                        =================      =================


North America operating income increased 63.6%. Operating margins improved to 5.9% in the first half of 2000, from 5.1% in the same period in 1999. The improvement primarily relates to a reduction, as a percentage of sales, in retained overhead costs associated with the North American Integration business and the absence of costs associated with the Year 2000 compliance efforts incurred in 1999. Europe operating income increased 11.9%, reflecting the increase in sales. Excluding the effect of changes in exchange rates, Europe operating profit increased 13.9%. Asia Pacific and Latin America operating loss decreased 91.8%, recording a loss of $.5 million in the first half of 2000 compared to a loss of $6.5 million for the same period in 1999. This resulted from the 26.5% improvement in sales and a reduced cost structure following the corrections made over the last 2 years.

The consolidated tax provision on continuing operations increased to $28.1 million in 2000 from $14.4 million in the first half of 1999 due to higher pre-tax earnings. The 2000 effective tax rate of 42% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 25, 2000 the Directors of the Company were elected as follows:


DIRECTORS                                       VOTES
                                   FOR                        WITHHELD
                             --------------               ------------------

Lord James Blyth               23,123,241                    4,970,381
Robert L. Crandall             27,982,282                      111,340
Rod F. Dammeyer                27,782,980                      310,642
Robert E. Fowler, Jr.          27,783,693                      309,929
Robert W. Grubbs, Jr.          27,783,024                      310,598
F. Philip Handy                27,981,218                      112,404
Melvyn N. Klein                27,982,832                      110,790
John R. Petty                  27,982,365                      111,257
Sheli Z. Rosenberg             27,458,936                      634,686
Stuart M. Sloan                27,983,358                      110,264
Thomas C. Theobald             27,983,178                      110,444
Samuel Zell                    27,782,362                      311,260

At this Annual Meeting, the Management Incentive Plan was approved by a vote of 26,488,889 shares "for" and 1,578,931 shares "against" with 25,802 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

             10.20  Anixter International Inc. Management Incentive Plan

             27.1    Financial data schedule


(b)      Reports on Form 8-K

         On June 19, 2000, the Company filed a current report on Form 8-K dated June 19, 2000, announcing that it has initiated the placement under Rule 144A of 20 year senior zero coupon Notes ("Notes") convertible into shares of the Company's common stock.

         On June 29, 2000, the Company filed a current report on Form 8-K dated June 28, 2000, announcing that it had received approximately $200 million (gross proceeds inclusive of the initial purchaser's over-allotment option) from the placement of the Notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANIXTER INTERNATIONAL INC.

Date: July 28, 2000                       By:       /s/ Robert W. Grubbs
                                                ----------------------------
                                                       Robert W. Grubbs
                                          President and Chief Executive Officer

Date: July 28, 2000                       By:       /s/ Dennis J. Letham
                                                ----------------------------
                                                       Dennis J. Letham
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer