Form 10-Q
period 2000-09-29
ANIXTER INTERNATIONAL INC
filed 2000-11-06
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 29, 2000

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

     At November 2, 2000, 37,550,510 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  1

Item 2. Management's Discussion and Analysis
        of Financial  Condition and Results of  Operations                    7

                           PART II. OTHER INFORMATION

Item 1. Legal  Proceedings                                                    *

Item 2. Changes in  Securities                                                *

Item 3.  Defaults Upon Senior  Securities                                     *

Item 4.  Submission  of Matters to a Vote of Security Holders                 *

Item 5. Other  Information                                                    *

Item 6. Exhibits and Reports on Form 8-K 12                                  12

* No reportable  information under this item.


     This report may contain various"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new or changed competitors.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                 ANIXTER INTERNATIONAL INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

(In millions, except per share amounts)

                                                 For the 13 Weeks Ended                      For the 39 Weeks Ended
                                          --------------------------------------     ---------------------------------------
                                           September 29,          October 1,          September 29,           October 1,
                                                2000                 1999                  2000                  1999
                                          -----------------     ----------------     -----------------     -----------------

Net sales                                 $          955.9      $         710.4      $        2,606.5      $        1,964.0
Cost of goods sold                                   754.1                548.5               2,038.1               1,496.9
                                          -----------------     ----------------     -----------------     -----------------
Gross profit                                         201.8                161.9                 568.4                 467.1
Operating Expenses                                   145.8                126.9                 420.8                 377.8
Amortization of goodwill                               2.1                  1.8                   6.2                   5.6
                                          -----------------     ----------------     -----------------     -----------------
Operating income                                      53.9                 33.2                 141.4                  83.7
Interest expense                                     (12.5)                (8.9)                (33.9)                (25.0)
Foreign exchange and other, net                       (0.5)                (0.1)                  0.3                  (0.2)
                                          -----------------     ----------------     -----------------     -----------------
Income before income taxes                            40.9                 24.2                 107.8                  58.5
Income tax expense                                    16.9                (14.1)                 45.0                   0.3
                                          -----------------     ----------------     -----------------     -----------------
Income from continuing operations                     24.0                 38.3                  62.8                  58.2

Discontinued operations:
    Income (loss) from discontinued
       operations, net of tax                            -                 (0.6)                    -                  (1.1)
    Gain on disposal of discontinued
       operations, net of tax                            -                  6.5                     -                  52.4
                                          -----------------     ----------------     -----------------     -----------------
Net income                                $           24.0      $          44.2      $           62.8      $          109.5
                                          =================     ================     =================     =================

Basic income per share:
    Continuing operations                 $           0.65      $          1.06      $           1.73      $           1.53
    Discontinued operations                              -                 0.17                     -                  1.35
                                          -----------------     ----------------     -----------------     -----------------
    Net income                            $           0.65      $          1.23      $           1.73      $           2.88
                                          =================     ================     =================     =================

Diluted income per share:
    Continuing operations                 $           0.59      $          1.04      $           1.63      $           1.52
    Discontinued operations                              -                 0.16                     -                  1.33
                                          -----------------     ----------------     -----------------     -----------------
    Net income                            $           0.59      $          1.20      $           1.63      $           2.85
                                          =================     ================     =================     =================





      See accompanying notes to the condensed consolidated financial statements.


                                                   ANIXTER INTERNATIONAL INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS




(In millions)                                                                  September 29,            December 31,
                                          ASSETS                                  2000                     1999
                                                                              ---------------          ---------------
                                                                               (Unaudited)

Current assets:
   Cash                                                                       $         18.4           $         17.5
   Accounts receivable (less allowances
     of $17.0 and $10.3 in 2000 and 1999, respectively)                                725.5                    537.5
   Inventories                                                                         860.6                    536.4
   Deferred income taxes                                                                20.0                     18.2
   Other current assets                                                                 11.7                     11.5
                                                                              ---------------          ---------------
       Total current assets                                                          1,636.2                  1,121.1
Property and equipment, at cost                                                        160.4                    158.6
Accumulated depreciation                                                              (108.4)                  (105.5)
                                                                              ---------------          ---------------
       Property and equipment, net                                                      52.0                     53.1
Goodwill (less accumulated amortization of
   $84.6 and $78.4 in 2000 and 1999, respectively)                                     233.2                    229.1
Other assets                                                                            41.3                     31.4
                                                                              ---------------          ---------------
                                                                              $      1,962.7           $      1,434.7
                                                                              ===============          ===============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $        539.6           $        340.4
   Accrued expenses                                                                    135.3                    131.2
   Income taxes payable                                                                 15.4                      6.0
                                                                              ---------------          ---------------
       Total current liabilities                                                       690.3                    477.6
Other liabilities                                                                       35.7                     32.7
Long-term debt                                                                         513.6                    468.0
Zero-coupon convertible notes                                                          203.6                        -
                                                                              ---------------          ---------------
       Total liabilities                                                             1,443.2                    978.3
Stockholders' equity:
   Common stock                                                                         37.3                     35.9
   Accumulated other comprehensive income                                              (54.6)                   (37.6)
   Retained earnings                                                                   536.8                    458.1
                                                                              ---------------          ---------------
                                                                                       519.5                    456.4
                                                                              ---------------          ---------------
                                                                              $      1,962.7           $      1,434.7
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


                                           ANIXTER INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)




(In millions)                                                                            39 Weeks Ended
                                                                            -----------------------------------------
                                                                             September 29,             October 1,
                                                                                  2000                    1999
                                                                            -----------------       -----------------

Operating activities
   Net income                                                               $           62.8        $          109.5
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
        Income from discontinued operations                                                -                   (51.3)
        Depreciation and amortization                                                   20.3                    20.0
        Deferred income taxes                                                           (2.0)                  (28.3)
        Changes in current assets and liabilities, net                                (307.8)                 (104.1)
        Other, net                                                                       0.6                     0.8
                                                                            -----------------       -----------------
            Net cash used in continuing operating activities                          (226.1)                  (53.4)

Investing activities
   Capital expenditures                                                                (13.2)                  (12.8)
   Acquisitions and divestitures                                                        (3.7)                      -
   Other                                                                                   -                     0.9
                                                                            -----------------       -----------------
            Net cash used in continuing investing activities                           (16.9)                  (11.9)

Financing activities
   Proceeds from long-term borrowings                                                1,155.9                   728.5
   Repayment of long-term borrowings                                                  (903.0)                 (714.9)
   Proceeds from issuance of common stock                                               30.8                     7.0
   Purchases of common stock for treasury                                              (15.4)                  (85.6)
   Debt issuance costs                                                                  (6.4)                      -
   Other, net                                                                           (6.2)                   (5.5)
                                                                            -----------------       -----------------
            Net cash provided by (used in) continuing financing activities             255.7                   (70.5)

Cash (used in) provided by discontinued operations                                     (11.8)                  131.0
                                                                            -----------------       -----------------
Increase (decrease) in cash                                                              0.9                    (4.8)
Cash at beginning of period                                                             17.5                    20.5
                                                                            -----------------       -----------------
Cash at end of period                                                       $           18.4        $           15.7
                                                                            =================       =================








      See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

Accounts Receivable Securitization Program

         In the fourth quarter of 2000, the Company entered into a $275 million accounts receivable securitization program. The program is conducted through a special purpose corporation which is a wholly-owned unconsolidated subsidiary of the Company. The program is secured by accounts receivable originating in the United States and consists of a series of 364-day facilities. Initially, $257 million of the securitized accounts receivable will be removed from the balance sheet. The proceeds were used to reduce outstanding debt. A non-operating charge of approximately $9 million, primarily relating to the discount on the sale of the accounts receivable to the wholly- owned special purpose corporation will be recorded at inception of the program in the fourth quarter. The Company expects to substantially recover the charge during the course of the program.

Recently Issued Accounting Pronouncements

        In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company is required to and will adopt these standards in the first quarter of fiscal 2001, but does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

     On December 3, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 reflects the basic principles of revenue recognition. The Company is required to and will adopt SAB No. 101 in the fourth quarter of fiscal 2000. The adoption will not have a significant effect on the consolidated results of operations or financial position.

                         ANIXTER INTERNATIONAL INC.
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Income per Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations (In thousands, except per share amounts):

                                                         13 weeks ended                                     39 weeks ended
                                                September 29,         October 1,             September 29,                October 1,
                                                    2000                1999                      2000                       1999

Basic EPS:
    Income from continuing operations          $        24,055     $        38,273      $              62,848       $         58,197
       (numerator)
    Weighted-average common shares
       Outstanding (denominator)                        36,975              36,026                      36,321                37,978

    Basic EPS                                  $           .65     $          1.06      $                 1.73      $           1.53

Diluted EPS:
    Income from continuing operations          $        24,055     $        38,273      $               62,848      $         58,197
    Interest impact of assumed
       conversion of convertible notes                   2,056                  --                       2,101                    --
    Income from continuing operations
       plus assumed conversion (numerator)     $        26,111     $        38,273      $               64,949      $         58,197
    Weighted-average common shares
       outstanding                                      36,975              36,026                      36,321      $         37,978
    Effect of dilutive securities:
      Stock options, warrants and
         convertible notes                               7,519                 887                       3,450                   425
    Weighted-average common shares
       outstanding (denominator)                        44,494              36,913                      39,771                38,403

    Diluted EPS                                $           .59     $          1.04      $                 1.63      $           1.52



Note 3.  Comprehensive Income

For the 13 and 39 weeks ended September 29, 2000, total comprehensive income amounted to $17.5 million and $45.8 million, respectively. For the 13 and 39 weeks ended October 1,1999, total comprehensive income was $44.8 million and $113.0 million, respectively. The difference between net income and comprehensive income is the change in cumulative translation adjustments.


Note 4.  Discontinued Operations

In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The sale of the North American Integration business was completed on April 2, 1999, following the sale of the European Integration business in the fourth quarter of 1998. Total proceeds received were $215.8 million. This resulted in a one-time after-tax gain of $45.9 million, which is net of $11.0 million of costs associated primarily with the closing of selected Latin American and Asian Integration locations and severance costs associated with staff reductions necessitated by discontinuing the Integration segment. In the third quarter of 1999, the Company recorded an additional after-tax net curtailment gain of $2.5 million. The gain resulted from the net decrease in the Company's pension benefit obligation for employees affected by the sale of the North American Integration business. The Company also recognized a tax benefit of $8.4 million resulting from the reversal of certain tax liabilities associated with prior years' reported sales of discontinued assets. In addition, a $4.4 million net loss was recorded for the write-down of certain assets held for sale sold in the fourth quarter of 1999.

Integration net sales were $12.5 million and $190.4 million for the 13 and 39 weeks ended October 1,1999, respectively. Interest expense was allocated to discontinued operations based on the percentage of total identifiable assets.

Note 5. Acquisition and Divestiture of Businesses

In the first quarter of 2000, the Company acquired 100% of the stock of allNET Technologies Pty Limited ("allNET") for $6.7 million. allNET is a structured cabling distributor located in Australia. In the third quarter of 2000, the Company sold the net assets of a wholly-owned subsidiary of Accu-Tech Corporation for $4.6 million. The effect of these transactions on the operating results of the Company was not significant.

Note 6.  Debt

On June 28, 2000, the Company issued $792 million 7% zero-coupon convertible notes due 2020. The net proceeds from the issue were $193 million and was initially used to repay working capital borrowings under a floating rate bank line of credit which matures on September 6, 2001. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs were $7 million and are being amortized through June 28, 2020 using the straight line method.

On October 6, 2000, the Company entered into a new credit arrangement to replace the existing $550 million revolving credit agreement set to mature in 2001. The new agreement consists of a $500 million, senior unsecured, revolving credit line which includes a $390 million, five year agreement, plus a $110 million, 364 day agreement.

Note 7.  Summarized Financial Information of Anixter Inc.

The Company has an approximate 99% ownership interest in Anixter Inc. at September 29, 2000, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter
Inc:



                                  ANIXTER INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)                                  September 29,        December 31,
                                                   2000                1999

Assets:                                                 (Unaudited)
     Current assets                          $       1,630.4   $         1,117.9
     Property, net                                      52.0                53.1
     Goodwill, net                                     233.3               229.1
     Other assets                                       39.0                31.2
                                             $       1,954.7   $         1,431.3
Liabilities and Stockholders' Equity:
     Current liabilities                     $         677.6   $           468.5
     Other liabilities                                  30.9                27.8
     Long-term debt                                    513.6               468.0
     Subordinated notes payable to parent              240.1                19.1
     Stockholders' equity                              492.5               447.9
                                             $       1,954.7   $         1,431.3





                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In millions)                                            13 weeks ended                                 39 weeks ended
                                               September 29,       October 1,                   September 29,         October 1,
                                                    2000                   1999                   2000                   1999


Net sales                                      $          955.9    $              710.4      $         2,606.5     $        1,938.9

Operating income                               $           54.4    $               33.5      $           143.5     $           85.2

Income before income taxes                     $           40.8    $               24.3      $           109.3     $           60.0

Income from continuing operations              $           23.0    $               13.3      $            61.6     $           32.8

Income loss from discontinued
    operations, net of tax                     $              -    $               (0.6)     $              -     $            (1.1)

Gain on disposal of discontinued
    operations, net of tax                     $              -    $                2.6      $               -     $           48.5

Net income                                     $           23.0    $               15.3      $            61.6     $           80.2


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

Financial Liquidity and Capital Resources

Cash Flow

Consolidated net cash used in continuing operating activities was $226.1 million for the 39 weeks ended September 29, 2000 compared to $53.4 million used for the same period in 1999. Cash used in operating activities increased due to the increase in working capital required to support the growth in the business. Specifically, inventory has increased $324.2 million from December 1999 primarily in order to support the rapid growth in the service provider and integrated supply business. Consolidated net cash used in investing activities was $16.9 million for the 39 weeks ended September 29, 2000 versus $11.9 million for the same period in 1999. In the first quarter of 2000, the Company purchased a small structured cabling company in Australia for $6.7 million. In the third quarter of 2000, the Company sold the net assets of a wholly-owned U.S. subsidiary of its structured cabling business for $4.6 million in cash and notes receivable. Consolidated net cash provided by financing activities was $255.7 million for the 39 weeks ended September 29, 2000 in comparison to $70.5 million used in the corresponding 1999 period. The change is primarily the result of a net increase in long-term borrowings of $252.9 million to fund the increase in working capital. In 1999, long-term borrowings increased by $13.6 million. Treasury stock purchases for the 39 weeks ended September 29, 2000 were $15.4 million compared to $85.6 million in the corresponding 1999 period. The Company received $30.8 million in 2000 from the exercise of 1,813,311 stock options. Cash used for discontinued operations was $11.8 million in the 39 weeks ended September 29, 2000 compared to $131.0 million provided in the corresponding 1999 period. The 39 weeks ended October 1,1999 includes the cash received from the sale of the North American Integration business.

Financings

On  June  28,  2000,   the  Company  issued  $792  million  7%  zero-coupon
convertible notes due 2020. The net proceeds from the issue were $193 million and was initially used to repay working capital borrowings under a floating rate bank line of credit which matures on September 6, 2001. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs were $7 million and are being amortized through June 28, 2020 using the straight line method.On October 6, 2000, the Company entered into two new credit arrangements to support further business growth. The new agreements consist of a $500 million, senior unsecured, revolving credit agreement, and a $275 million accounts receivable securitization program. The new revolving credit line includes a $390 million, five-year agreement, plus a $110 million, 364-day agreement. These facilities replaced the existing $550 million revolving credit agreement set to mature in 2001.

The new accounts receivable securitization program is conducted through a special purpose corporation that is wholly owned by the Company. The program will be secured by accounts receivable originating in the United States and consists of a series of 364-day facilities. Initially, $257 million of the securitized accounts receivable were sold and removed from the balance sheet. The proceeds were used to reduce outstanding debt. A non-operating charge of approximately $9 million, primarily relating to the discount on the sale of the accounts receivable to the wholly owned special purpose corporation, will be recorded at inception of the program in the fourth quarter. The company expects to substantially recover the charge during the course of the program.

At October 6, 2000, $407.3 million was available under the bank revolving lines of credit at Anixter Inc., of which $35.7 was available to pay the Company for intercompany liabilities.

Consolidated interest expense was $33.9 million and $25.0 million for the 39 weeks ended September 29, 2000 and October 1,1999, respectively. The increase is due to higher debt levels required to fund the increase in working capital along with higher interest rates.

The Company has authorized the repurchase of up to 1.5 million shares in 2000, with the volume and timing to depend on market conditions. As of September 29, 2000, the Company has repurchased 768,776 shares at an average cost of $19.97. Purchases were made in the open market or through other transactions and were financed through available cash from the sale of the Integration businesses and other non-core assets.

Other Liquidity Considerations

Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Capital Expenditures

Consolidated capital expenditures were $13.2 million and $12.8 million for the 39 weeks ended September 29, 2000 and October 1, 1999, respectively. The Company expects to spend approximately $20 to $25 million in capital expenditures in 2000.

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

Quarter ended September 29, 2000: Income from continuing operations for the third quarter of 2000 was $24.0 million compared with $38.3 million for the third quarter of 1999. Excluding a $24.3 million one-time tax benefit recorded in the third quarter of 1999, income from continuing operations increased 72.0%.

The Company's net sales during the third quarter of 2000 increased 34.6% to $955.9 million from $710.4 million in the same period in 1999. Net sales by major geographic market are presented in the following table:

                                                      13 weeks ended
                                            September 29,           October 1,
                                                 2000                 1999
                                                     (in millions)


North America                            $          746.2     $            547.4
Europe                                              161.8                  128.0
Asia Pacific and Latin America                       47.9                   35.0
                                         $          955.9     $            710.4

When compared to the corresponding period in 1999, North America sales for the third quarter of 2000 grew 36.3% to $746.2 million. The improvement was a result of continued rapid growth in sales to the Service Provider market and a 28.3% increase in Integrated Supply sales, along with strong growth in sales to the core Enterprise Network Communications and Electrical Wire and Cable market. Based on third quarter results, sales to the Service Provider market are now at an annualized $600 million run rate. Europe sales increased 26.3% reflecting strong growth in our core structured cabling products, along with a growing amount of sales to the Service Provider market. Excluding the effect of changes in exchange rates, Europe sales improved 36.8%. Asia Pacific and Latin American net sales were up 37.2% from the third quarter of 1999, reflecting improvement in their respective economies. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales increased 38.7%.

Operating income increased to $53.9 million in 2000 from $33.2 million in the third quarter of 1999. Operating income by major geographic market is presented in the following table.

                                                       13 weeks ended
                                          September 29,               October 1,
                                              2000                       1999
                                                       (in millions)

North America                             $      47.6           $          31.1
Europe                                            5.7                       4.6
Asia Pacific and Latin America                    0.6                      (2.5)
                                          $      53.9           $          33.2


North America operating income for the third quarter of 2000 increased 53.1%, from the corresponding period in 1999. Operating margins improved to 6.4% in the third quarter of 2000, from 5.7% in the same period in 1999. The improvement primarily relates to further leveraging of the expense structure which more than offset a decline in gross margins resulting from the mix in sales associated with the rapid growth of sales to the Service Provider and Integrated Supply markets. Europe operating income increased 22.9%, reflecting strong third quarter sales. Excluding the effect of changes in exchange rates, Europe operating profit increased 33.4%. Asia Pacific and Latin America operating income increased 3.1 million, from a loss of $2.5 million in the third quarter of 1999. This resulted from the 37.2% improvement in sales and a reduced cost structure following the changes made in staffing and operations over the last 2 years. Changes in exchange rates had a minimal effect on operating income.

The consolidated tax provision on continuing operations increased to $16.9 million in 2000 from a $14.1 million tax benefit in the third quarter of 1999. As a result of the completion of the Internal Revenue Service review of previous open tax years, a $24.3 million one-time tax benefit was recorded in the third quarter of 1999 to reverse previously established tax liabilities. The 2000 effective tax rate of 41.3% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

39 weeks ended September 29, 2000: Income from continuing operations for the 39 weeks ended September 29, 2000 was $62.8 million compared to $58.2 million for the 39 weeks ended October 1, 1999. Excluding a $24.3 million one-time tax benefit recorded in the third quarter of 1999, income from continuing operations increased 85.3%.

The Company's net sales during the 39 weeks ended September 29, 2000 increased 32.7% to $2,606.5 million from $1,964.0 million in the same period in 1999. Net sales by major geographic market are presented in the following table:



                                                      39 weeks ended
                                             September 29,         October 1,
                                                 2000                 1999
                                                      (in millions)


North America                            $         2,038.9   $           1,473.0
Europe                                               435.8                 389.7
Asia Pacific and Latin America                       131.8                 101.3
                                         $         2,606.5   $           1,964.0



When compared to the corresponding period in 1999, North America sales for the 39 weeks ended September 29, 2000 grew 38.4% to $2,038.9 million. The improvement was a result of rapid growth in sales to the Service Provider and Integrated Supply markets, along with strong growth in sales to the core Enterprise Network Communications and Electrical Wire and Cable market. Sales to the Service Provider market continued their rapid growth and are now at an annualized $600 million run rate. Improvement in sales to the Enterprise Network Communications market reflects a rebound from the soft year-end 1999 sales related to the Year 2000 compliance efforts, while improvement in sales to the Electrical Wire and Cable market reflects higher copper prices and higher volume associated with the sales to the public network market. Europe sales increased 11.8% due to strong second and third quarter sales in our core structured cabling products along with an increasing amount of sales to the Service Provider market. Excluding the effect of changes in exchange rates, Europe sales improved 20.6%. Asia Pacific and Latin American net sales were up 30.2% from the same period in 1999, reflecting improvement in their respective economies.

Operating income for the first three quarters of 2000 increased 68.9% or $57.7 million from $83.7 million in the first three quarters of 1999. Operating income by major geographic market is presented in the following table:

                                                      39 weeks ended
                                           September 29,            October 1,
                                               2000                    1999

                                                       (in millions)


North America                            $          124.2      $           77.9
Europe                                               17.1                  14.8
Asia Pacific and Latin America                        0.1                  (9.0)
                                         $          141.4       $          83.7

North America operating income increased 59.4%. Operating margins improved to 6.1% in the first three quarters of 2000, from 5.3% in the same period in 1999. The improvement primarily relates to a reduction, as a percentage of sales, in retained overhead costs associated with the North American Integration business, the absence of costs associated with the Year 2000 compliance efforts incurred in 1999 and further leveraging of the expense structure resulting from the significant increase in sales. Europe operating income increased 15.3%, reflecting the increase in sales. Excluding the effect of changes in exchange rates, Europe operating profit increased 19.9%. Asia Pacific and Latin America operating income increased 101.4%, recording income of $.1 million in the first three quarters of 2000 compared to a loss of $9.0 million for the same period in 1999. This resulted from the 30.2% improvement in sales and a reduced cost structure following the corrections made over the last 2 years.

The consolidated tax provision on continuing operations increased to $45.0 million in 2000 from $.3 million in the first three quarters of 1999 due to higher pre-tax earnings. The first three quarters of 1999 includes a $24.3 million one-time tax benefit recorded to reverse previously established tax liabilities. The 2000 effective tax rate of 41.7% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

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

                                         ANIXTER INTERNATIONAL INC.

Date: November 3, 2000                   By:         /s/ Robert W. Grubbs
                                                         Robert W. Grubbs
                                         President and Chief Executive Officer

Date: November 3, 2000                   By:        /s/ Dennis J. Letham
                                                        Dennis J. Letham
                                         Senior Vice President - Finance
                                         and Chief Financial Officer