Form 10-K
period 2000-12-29
ANIXTER INTERNATIONAL INC
filed 2001-03-09
CIK 52795

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

                x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                      OF THE SECURITES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 29, 2000 or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5989

                           ANIXTER INTERNATIONAL INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                   94-1658138
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                                 4711 Golf Road
                             Skokie, Illinois 60076
                                 (847) 677-2600
  (Address and telephone number of principal executive offices in its charter)

          Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange
           Title of each class                    on which registered

        Common stock, $1 par value               New York Stock Exchange
        Convertible notes due 2020               New York Stock Exchange


       Securities registered pursuant to Section 12 (g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No _

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes x  No _

     The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $843,287,518 as of March 1, 2001.

     At March 1, 2001, 37,231,237 shares of Registrant's Common Stock, $1 par value, were outstanding.

                      Documents incorporated by reference:

     Certain portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 40 pages. Exhibit List begins on page 33.

                                TABLE OF CONTENTS



                                     PART I


Item 1.           Business of the Company.......................................................................1
Item 2.           Properties....................................................................................3
Item 3.           Legal Proceedings.............................................................................3
Item 4.           Submission of Matters to a Vote of Security Holders...........................................3

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters.....................4
Item 6.           Selected Financial Data.......................................................................4
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........5
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk...................................10
Item 8.           Consolidated Financial Statements and Supplementary Data.....................................10
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........30

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...........................................31
Item 11.          Executive Compensation.......................................................................32
Item 12.          Security Ownership of Certain Beneficial Owners and Management...............................32
Item 13.          Certain Relationships and Related Transactions...............................................32

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................32


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

     Anixter is a leading global distributor of communication products used in building enterprise and service provider (companies that offer telecommunications services, including internet service providers, cable companies and wireless communications providers) data, voice and video networks. In addition, Anixter is a leading distributor of specialty wire and cable products to original equipment manufacturers and to industrial companies for maintenance and repair operations ("MRO"). Anixter stocks and/or sells a full line of these products from a network of 94 locations in the United States, 18 in Canada, 14 in the United Kingdom, 27 in Continental Europe, 16 in Latin America, 4 in Australia, and 14 in Asia.

     Anixter sells approximately 87,000 products to 85,000 active customers and works with over 1,600 active suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, telecommunications, internet service, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is approximately $1,900.

     The products distributed by Anixter include communication (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) connectivity products and support and supply products. In the enterprise network communications market, Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks and enterprise networks. In the service provider market, Anixter provides the installation-related materials that support central switching offices, web hosting sites and remote transmission sites. Anixter's products also include electrical wiring system products used for the
transmission  of  electrical   energy  and   control/monitoring   of  industrial
processes.

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

     An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of communications cabling, connectivity, support and supply products and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 45% of Anixter's dollar volume purchases in 2000 were from its five largest suppliers.

     Anixter enhances its value proposition to both key suppliers and customers through its industry leading specifications and testing lab in suburban Chicago. In this Underwriter Laboratories-certified lab, Anixter works with key suppliers to develop product specifications and to test compliance. The company uses the same lab to design and test various product configurations for customers to optimize their network performance.

     Anixter cost-effectively serves its customers' needs through its proprietary computer system, which connects substantially all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. In addition, Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America which provide for cost-effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of Anixter's inventory. Some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers in certain cities.

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

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. In addition, future performance could be subject to economic downturns, possible rapid changes in applicable technologies or regulatory changes, which may substantially change the cost and/or accessibility of public network bandwidth. To guard against inventory obsolescence, the Company has negotiated various return and price protection agreements with its key suppliers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

Investment in ANTEC

     ANTEC is a communications technology company, specializing in the design and engineering of hybrid fiber/coax broadband networks and the manufacturing, materials management and distribution of products for these networks.

     During the first half of 1998, the Company sold its remaining 7.1 million shares of ANTEC stock, resulting in net after-tax proceeds of approximately $100 million. On February 6, 1997, a wholly owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction the Company's ownership interest in ANTEC was reduced to approximately 19% which resulted in the cessation of equity method accounting for this investment after February 6, 1997.

Miscellaneous

     At  December  29,  2000,   the  Company  and  its   subsidiaries   employed
approximately 5,900 people. Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2000, no matters were submitted to a vote of the security holders.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

     Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 14 ("Selected Quarterly Financial Data (Unaudited)") of this report. As of March 1, 2001, the Registrant had 4,081 shareholders of record.


ITEM 6.  Selected Financial Data.


(In millions, except per share amounts)

                                                                                   Fiscal Year

Results of operations:                                           2000       1999       1998       1997       1996
                                                               --------   --------   --------   --------   --------
  Net sales (a)                                                $3,514.4   $2,712.0   $2,390.1   $2,126.4   $1,847.4

  Operating income                                                189.8      112.8       87.0       91.1       62.2

  Interest expense and other, net (b)                             (55.2)     (34.6)     (34.8)     (28.5)     (24.0)

  Gain on ANTEC investment                                           --         --       24.3        2.2        4.1

  Income from continuing operations (c)                            78.7       69.7       44.7       37.4       22.6

  Income from discontinued operations                                --       54.5       20.9        7.9       13.5

  Net income                                                       78.7      124.2       65.6       45.3       36.1

  Basic income per share:
      Continuing operations                                       $2.15      $1.86      $1.00      $0.79      $0.46

      Net income                                                   2.15       3.31       1.46       0.95       0.73

  Diluted income per share:
      Continuing operations                                       $2.03      $1.83      $0.99      $0.78      $0.45

      Net income                                                   2.03       3.26       1.45       0.95       0.72

Financial position at year-end:
  Total assets                                                 $1,686.0  $ 1,434.7   $1,335.1  $ 1,333.6   $1,182.5

  Total debt                                                   $  451.9  $   468.0   $  543.6  $   468.8   $  468.4

  Stockholders' equity (d)                                     $  554.9  $   456.4   $  411.5  $   477.0   $  435.5

  Diluted book value per share                                 $  13.57  $   11.99   $   9.09  $    9.98   $   8.72

  Diluted shares (in thousands)                                  40,889     38,078     45,263     47,775     49,949

  Year end outstanding shares (in thousands)                     37,655     35,924     41,878     47,297     48,007



Notes:

(a) Prior period sales amounts have been restated due to a current accounting pronouncement requiring customer charges for shipping and handling costs to be classified as sales. This change in accounting increased sales and operating expenses by $60.0 million, $42.0 million, $41.6 million, $35.5 million and $30.9 million in 2000, 1999, 1998,
         1997 and 1996, respectively.

(b) In the fourth quarter of 2000, the Company incurred an $8.8 million charge relating to the discount on the initial sale of accounts receivable to an unconsolidated wholly-owned special purpose corporation in connection with an accounts receivable securitization program.

(c) In the third quarter of 1999, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary.

(d) Stockholders' equity reflects treasury stock purchases of $15.4 million, $91.9 million, $101.8 million, $14.2 million and $52.1 million in 2000, 1999, 1998, 1997 and 1996, respectively. In addition, stockholders' equity includes unrealized after-tax gains on marketable equity securities available-for-sale of $19.8 million at January 2, 1998.

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

     In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The information contained in this financial review should be read in conjunction with the consolidated financial information on pages 12 to 30 of this Report.

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

     Discontinued Operations and Assets held for Sale: In the fourth quarter of 1998, the Company decided to exit its Integration segment and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment. The North America Integration business was sold in the first quarter of 1999 and the Asia Pacific Integration business was sold in the fourth quarter of 1999. Total proceeds received from the sale of the Integration business were $238.3 million, resulting in an after-tax gain of $50.6 million. (Loss)/Income from discontinued operations was $(2.5) million and $7.7 million in 1999 and 1998, respectively. See Note 3 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further information.

     The Company sold certain other assets for $25.1 million and $43.0 million, resulting in an after-tax (loss)/gain of $(2.0) million and $13.2 million in 1999 and 1998, respectively.

Financings

     On June 28, 2000, the Company issued $792 million 7% zero-coupon convertible notes due 2020. The net proceeds from the issue were $193 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Issuance costs were $6.6 million and are being amortized through June 28, 2020, using the straight line method.

     On October 6, 2000, the Company entered into two new financing arrangements to support further business growth. The new agreements consist of a $500 million, senior unsecured, revolving credit agreement, and a $275 million accounts receivable securitization program. The new revolving credit line includes a $390 million, five-year agreement, plus a $110 million, 364-day agreement. These facilities replaced the existing $550 million revolving credit agreement set to mature in 2001.

     The new accounts receivable securitization program is conducted through Anixter Receivables Corporation ("ARC") which is a wholly-owned unconsolidated subsidiary of the Company. The program includes a majority of the accounts receivable originating in the United States and consists of a series of 364-day facilities. Initially, $257.0 million of the accounts receivable were sold and removed from the balance sheet. Net proceeds of $236.3 million were used to reduce outstanding debt. A non-operating charge of $8.8 million, primarily relating to the discount on the initial sale of accounts receivable to ARC, was recorded at inception of the program in the fourth quarter. The company expects to substantially recover the charge during the course of the program. In addition, the Company incurred $3.8 million in other costs associated with the Company's equity interest in ARC. These costs primary relate to the finance charges incurred by ARC to fund the purchases of the accounts receivable from Anixter.

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

     At December 29, 2000, $377.1 million was available under the bank revolving lines of credit at Anixter Inc., of which $46.9 million was available to pay the Company for intercompany liabilities.

     The Company authorized the repurchase of up to 1.5 million shares in 2000, with the volume and timing to depend on market conditions. As of December 29, 2000, the Company repurchased 768,776 shares at an average cost of $19.97. Purchases were made on the open market or through other transactions and were financed through available cash from the sale of the Integration business and other non-core assets. On February 23, 2001, the Company authorized the repurchase of up to 1.0 million additional shares, on the open market, with the volume and timing to depend on market conditions.

Cash Flow

     Year ended December 29, 2000: Consolidated net cash provided by continuing operating activities was $56.3 million in 2000 compared to $3.8 million in 1999. Cash provided by continuing operating activities increased primarily due to net proceeds of $236.3 million received in connection with the receivable securitization program, partially offset by higher working capital requirements. Consolidated net cash used by investing activities was $26.3 million in 2000 versus $15.9 million in 1999. In the first quarter of 2000, the Company purchased a small communication products distribution company in Australia for $6.7 million. In the third quarter of 2000, the Company sold the net assets of a wholly-owned U.S. subsidiary of its communication products distribution business for $4.6 million in cash and notes receivable. In the fourth quarter of 1999, the Company acquired a small specialty wire and cable company in Europe for $2.6 million. Capital expenditures were $22.6 million in 2000 compared to $13.8 million in 1999. The increase primarily relates to the expansion of our distribution centers. Capital expenditures are expected to be approximately $25 to $30 million in 2001. Consolidated net cash used by financing activities was $13.2 million in 2000 in comparison to $160.3 million used in 1999. In 1999, the Company had treasury stock purchases of $91.9 million as compared to $15.4 million in 2000. In addition, in 2000 the Company received $44.6 million relating to the exercise of 2.2 million stock options compared to $10.5 million received in 1999. Net repayment of long-term borrowings was $21.5 and $73.0 million in 2000 and 1999, respectively. In 1999, proceeds from the sale of the Integration business was used to pay down long-term debt. Cash used for discontinued operations was $13.5 million in 2000 compared to $169.4 million provided in 1999. In 1999, proceeds of $238.3 million were received from the sale of the Integration business.

     Year ended December 31, 1999: Consolidated net cash provided by continuing operating activities was $3.8 million in 1999 compared to $44.0 million used in 1998. Cash provided by continuing operating activities increased primarily as a result of an increase in operating income and timing of inventory payments. Consolidated net cash used by investing activities was $15.9 million in 1999 versus $39.4 million provided in 1998. The decline in proceeds from investing activities resulted from the sale of the Company's remaining investment in ANTEC for $104.3 million in 1998. This was partially offset in 1998 by the acquisition of Pacer Electronics, Inc. for $38.1 million. In the fourth quarter of 1999, the Company acquired a small specialty wire and cable company in Europe for $2.6 million. Capital expenditures were $13.8 million and $26.4 million in 1999 and 1998, respectively. Consolidated net cash used by financing activities was $160.3 million for 1999 in comparison to $30.0 million in 1998. The change primarily resulted from a net paydown of long term debt of $73.0 million in 1999 versus net proceeds from the issuance of long-term debt of $73.3 million in 1998. Proceeds of $238.3 million received from the sale of the Integration business were used to pay down long term debt and purchase treasury stock.

     Interest Expense: Interest expense from continuing operations was $43.3 million, $34.9 million and $31.7 million for 2000, 1999 and 1998, respectively. The increase in the interest expense for 2000 was a result of both higher interest rates and debt levels to fund higher levels of working capital. The Company has entered into interest rate agreements which effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on approximately 91% of debt obligations at December 29, 2000, is fixed or capped. The impact of interest rate swaps and caps for 2000 was a decrease to interest expense of $.7 million and an increase to interest expense of $1.3 million and $.5 million in 1999 and 1998, respectively.

Income Taxes

     Various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $168.6 million at December 29, 2000, which are subject to various tax provisions of each respective country. Approximately $59.8 million of this amount expires between 2001 and 2010 and $108.8 million of the amount has an indefinite life. Of the $168.6 million NOL carryforwards of foreign subsidiaries, $89.8 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 29, 2000 are approximately $78.8 million, which are subject to various provisions of each respective country. Approximately $45.9 million of this amount expires between 2001 and 2010 and $32.9 million of the amount has an indefinite life. The deferred tax asset, and valuation allowance, relating to foreign NOL carryforwards have been adjusted to reflect only the carryforwards in which the Company has not taken a tax benefit in the U.S.

     During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryforwards dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessment relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations in 1999 for the reversal of previously established tax reserves determined to be no longer necessary.

Liquidity Considerations and Other

     Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Results of Operations

     The Company has experienced increased sales due to the continued growth of its global communications and North American electrical wire and cable businesses. The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's future performance could be affected by economic downturns, possible rapid changes in applicable technologies or regulatory changes that substantially change the cost and/or availability of public networking bandwidth.

     Year ended December 29, 2000: Income from continuing operations was $78.7 million in 2000 compared with $69.7 million in 1999. The comparative results were favorably impacted by a 30% growth in sales and lower operating expenses as a percentage of sales. 2000 includes an initial after-tax charge of $5.3 million for the receivables securitization program which the Company expects to substantially recover during the course of the program. 1999 results were favorably impacted by a $24.3 million one-time tax benefit.

     Net sales grew by 30% to $3.5 billion. The North American sales from continuing operations experienced 34% growth to $2.7 billion from $2.0 billion in 1999. The improvement was the result of continued rapid growth in sales to the service provider market, strong growth in sales to the core enterprise network communications and electrical wire and cable market and a 30% increase in sales to the integrated supply market. In Europe, sales increased 12% reflecting strong growth in our core enterprise network communication products, combined with a growing amount of sales to the service provider market.
Excluding the effect of changes in exchange rates, sales improved 22%. Asia Pacific and Latin America net sales were up 33% to $188.0 million in 2000 from $141.7 million in 1999. The increase is a result of improved economic conditions along with a stronger market share position.

     Net sales by major market are presented in the following table:

                                                      Years ended
                                          December 29,            December 31,
(In millions)                                  2000                   1999
                                        -----------------       ---------------

North America                               $2,739.3               $2,047.3
Europe                                         587.1                  523.0
Asia Pacific and Latin America                 188.0                  141.7
                                            --------               --------
                                            $3,514.4               $2,712.0
                                            ========               ========


     In 2000, operating income increased to $189.8 million from $112.8 million in 1999. Operating margins improved to 5.4% in 2000 from 4.2% in 1999. The improvement primarily relates to further leveraging of the expense structure which more than offset a decline in gross margins resulting from the mix in sales associated with the rapid growth of sales to the service provider and integrated supply markets. Operating expenses as a percent of sales decreased from 21% in 1999 to 18% in 2000. The lower gross margins in the service provider and integrated supply markets corresponds with the higher operating productivity that is inherent in the nature of those businesses, including the effects of some very large volume, low gross profit fulfillment orders to service provider customers. 1999 expenses include $3.0 million for headcount reductions and the write-down of inventory to net realizable value for the Latin American operations.

     In North America, operating margins increased to 6.0% in 2000 from 5.2% in 1999. The improvement primarily relates to a reduction, as a percentage of sales, in retained overhead costs associated with the North American Integration business, the absence of costs associated with the Year 2000 compliance efforts incurred in 1999 and further leveraging of the expense structure resulting from the significant increase in sales. Europe operating income increased 19%, reflecting the increase in sales, as operating margins remained flat. Excluding the effect of changes in exchange rates, Europe operating income increased 27%. Asia Pacific and Latin America recorded income of $1.0 million compared to a loss of $14.0 million in 1999. This resulted from the 33% improvement in sales and a reduced cost structure following the expense reduction efforts made over the last 2 years.

     Operating income (loss) by major market is presented in the following table:


                                                      Years ended
                                         -----------------     -----------------
                                            December 29,          December 31,
                                                2000                  1999
                                         -----------------     -----------------
(In millions)

North America                                $164.2                $106.2
Europe                                         24.6                  20.6
Asia Pacific and Latin America                  1.0                 (14.0)
                                             ------                ------
                                             $189.8                $112.8
                                             ======                ======

     Consolidated interest expense and other increased to $55.2 million in 2000 from $34.6 million in 1999. Interest expense increased $8.4 million to $43.3 million due to higher interest rates and higher levels of working capital. Other expense of $11.9 million in 2000 primarily represents costs associated with the receivable securitization program, of which $8.8 million relates to the initial discounting fee.

     The consolidated tax provision on continuing operations increased to $55.9 million in 2000 from $8.5 million in 1999 due to higher pre-tax earnings. 1999 includes a $24.3 million one-time tax benefit recorded to reverse previously established tax liabilities. The 2000 effective tax rate of 41.6% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

     Year ended December 31, 1999: Income from continuing operations was $69.7 million in 1999 compared with $44.7 million in 1998. The comparative results were favorably impacted by a 13% growth in sales and lower operating expenses as a percentage of sales. 1999 includes a $24.3 million one-time tax benefit recorded to reverse previously established tax liabilities. 1998 results were favorably impacted by a $24.3 million gain realized on the sale of the Company's investment in ANTEC. In 1999, the Company repurchased 6.5 million of its outstanding shares for $91.9 million. Excluding the repurchases, diluted income per share from continuing operations would have been $1.63 as compared to $1.83 reported.

     Net sales grew by 13% to $2.7 billion. The North American sales from continuing operations experienced 19% growth to $2.0 billion from $1.7 billion in 1998. Improvement was a result of strong growth in the core enterprise network communications and electrical wire and cable product sets along with over $100 million of new volume from the service provider sector and a 72% increase in integrated supply. Improvement in electrical wire and cable resulted from both volume increases and higher copper prices. In Europe, sales of $523.0 million were flat compared to 1998. Excluding the effect of changes in exchange rates, sales improved 3%. Europe was negatively impacted by soft networking product sales and a stronger dollar. Asia Pacific and Latin America net sales were down 4% to $141.7 million in 1999 from $147.6 million in 1998. The decline is a result of soft economic conditions along with weaker local currencies for the first three quarters of 1999. Asia Pacific and Latin America ended the year with sales up 12% in the fourth quarter over 1998.

     Net sales by major market are presented in the following table:


                                                           Years ended
                                              ----------------     -------------
                                                 December 31,         January 1,
(In millions)                                        1999                1999
                                              ----------------     -------------

North America                                        $2,047.3           $1,719.2
Europe                                                  523.0              523.3
Asia Pacific and Latin America                          141.7              147.6
                                                     --------           --------
                                                     $2,712.0           $2,390.1
                                                     ========           ========

     In 1999, operating income increased to $112.8 million from $87.0 million in 1998. Gross margin declined to 24.7% in 1999 from 25.8% in 1998. The very strong sales growth of the service provider and integrated supply markets, both of which have lower gross margins, have reduced the overall gross margin rate. Operating expenses as a percent of sales decreased from 22% in 1998 to 21% in 1999. The lower gross margins in the service provider and integrated supply markets corresponds with the higher operating productivity that is inherent in the nature of those businesses. 1999 expenses include $3.0 million for headcount reductions and the write-down of inventory to net realizable value for the Latin American operations. In 1998, the Company incurred $3.2 million of expenses for the consolidation and relocation of certain distribution and office facilities in Europe, while Asia Pacific incurred $1.0 million in costs primarily relating to headcount reductions.

     In North America, operating margins declined to 5.2% in 1999 from 5.5% in 1998. The slight decline resulted primarily from higher spending on Year 2000 compliance efforts and retained overhead costs associated with the North American Integration business. Europe operating margins improved from 2.5% in 1998 to 3.9% in 1999. Excluding the $3.2 million consolidation and relocation costs noted above, 1998 operating margin was 3.1%. The improvement resulted from realizing the benefits of the 1998 restructuring and continued aggressive expense management in light of the weak sales growth. As noted above, excluding the 1999 $3.0 million of costs for Latin America and the 1998 $1.0 million of costs for Asia Pacific, the operating loss for Asia and Latin America was reduced by 44%. The improvement primarily resulted from Asia Pacific, where the Company realized the benefits from the 1998 restructuring and expense reduction efforts.

     Operating income (loss) by major market is presented in the following table:


                                                        Years ended
                                             ----------------   ----------------
                                               December 31,         January 1,
(In millions)                                     1999                 1999
                                             ----------------   ----------------

North America                                     $106.2              $94.7
Europe                                              20.6               12.9
Asia Pacific and Latin America                     (14.0)             (20.6)
                                                  ------             ------
                                                  $112.8              $87.0
                                                  ======            =======

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

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. See Note 1, "Interest Rate Agreements and Foreign currency forward contracts," and Note 7, "Debt," of the consolidated financial statements for further detail on interest agreements and debt obligations outstanding.

     The Company has entered into interest rate agreements which effectively fix or cap the LIBOR component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 91% and 65% of debt obligations at December 29, 2000 and December 31, 1999, respectively, is fixed or capped.

     The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a 1 percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would increase interest expense by $3.4 million and $2.8 million and foreign exchange losses by $3.1 million and $2.5 million in 2000 and 1999, respectively. In 2000 and 1999, the effect of the interest change on the fair market value of the outstanding fixed rate debt was insignificant. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company's financial structure.

ITEM 8.  Consolidated Financial Statements and Supplementary Data.
                                                                            Page
Report of Independent Auditors                                                11
Consolidated Statements of Operations                                         12
Consolidated Balance Sheets                                                   13
Consolidated Statements of Cash Flows                                         14
Consolidated Statements of Stockholders' Equity                               15
Notes to the Consolidated Financial Statements                                16
Selected Quarterly Financial Data (Unaudited)                                 30

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 29, 2000, and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter
International Inc. at December 29, 2000, and December 31, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP

Chicago, Illinois
February 1, 2001

                           ANIXTER INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)

                                                                            Years ended
                                                 ---------------------------------------------------------------------
                                                     December 29,             December 31,             January 1,
                                                         2000                     1999                    1999
                                                 --------------------     -------------------     --------------------
Net sales                                                  $ 3,514.4               $ 2,712.0                $ 2,390.1
Cost of operations:
    Cost of goods sold                                       2,692.5                 2,042.7                  1,772.9
    Operating expenses                                         623.7                   549.1                    523.1
    Amortization of goodwill                                     8.4                     7.4                      7.1
                                                 --------------------     -------------------     --------------------
                 Total costs and expenses                    3,324.6                 2,599.2                  2,303.1
                                                 --------------------     -------------------     --------------------
Operating income                                               189.8                   112.8                     87.0
Other (expenses) income:
    Interest expense                                           (43.3)                  (34.9)                   (31.7)
    Gain on ANTEC investment                                       -                       -                     24.3
    Other                                                      (11.9)                    0.3                     (3.1)
                                                 --------------------     -------------------     --------------------
Income before income taxes                                     134.6                    78.2                     76.5
Income tax expense                                              55.9                     8.5                     31.8
                                                 --------------------     -------------------     --------------------
Income from continuing operations                               78.7                    69.7                     44.7
Discontinued operations:
    (Loss) income from discontinued
        operations, net of tax                                     -                    (2.5)                     7.7
    Gain on disposal of discontinued
        operations, net of tax                                     -                    57.0                     13.2
                                                 --------------------     -------------------     --------------------
Net income                                                    $ 78.7                 $ 124.2                   $ 65.6
                                                 ====================     ===================     ====================
Basic income per share:
    Continuing operations                                     $ 2.15                  $ 1.86                   $ 1.00
    Discontinued operations                                        -                    1.45                     0.46
                                                 --------------------     -------------------     --------------------
    Net income                                                $ 2.15                  $ 3.31                   $ 1.46
                                                 ====================     ===================     ====================
Diluted income per share:
    Continuing operations                                     $ 2.03                  $ 1.83                   $ 0.99
    Discontinued operations                                        -                    1.43                     0.46
                                                 --------------------     -------------------     --------------------
    Net income                                                $ 2.03                  $ 3.26                   $ 1.45
                                                 ====================     ===================     ====================



        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                            December 29,         December 31,
                                                                                2000                 1999
                                                                       ------------------- -------------------
                                     ASSETS
Current Assets
   Cash                                                                          $    20.8           $    17.5
   Accounts receivable (less allowances of
       $14.8 in 2000 and $10.3 in 1999)                                              293.3               537.5
   Note receivable - unconsolidated subsidiary                                       126.1                   -
   Inventories                                                                       738.4               536.4
   Inventories returnable to vendor, net                                             120.0                   -
   Deferred income taxes                                                              25.5                18.2
   Other assets                                                                       10.3                11.5
                                                                        ------------------- -------------------

          Total current assets                                                     1,334.4             1,121.1
Property and equipment, at cost                                                      167.1               158.6
Accumulated depreciation                                                            (110.6)             (105.5)
                                                                        ------------------- -------------------
          Net property and equipment                                                  56.5                53.1
Goodwill (less accumulated amortization of
      $86.8 in 2000 and $78.4 in 1999)                                               239.3               229.1
Other assets                                                                          55.8                31.4
                                                                        ------------------- -------------------
                                                                                 $ 1,686.0           $ 1,434.7
                                                                        =================== ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                              $   499.1           $   340.4
   Accrued expenses                                                                  139.6               131.2
   Income taxes payable                                                                8.1                 6.0
                                                                        ------------------- -------------------
          Total current liabilities                                                  646.8               477.6
Other liabilities                                                                     32.4                32.7
Long-term debt                                                                       451.9               468.0
                                                                        ------------------- -------------------
          Total liabilities                                                        1,131.1               978.3
Stockholders' Equity
   Common stock - - $1.00 par value,  100,000,000 shares authorized,
        37,654,885 and 35,924,240 shares issued and
        outstanding in 2000 and 1999, respectively.                                   37.7                35.9
   Capital surplus                                                                    46.9                   -
   Accumulated other comprehensive income                                            (52.6)              (37.6)
   Retained earnings                                                                 522.9               458.1
                                                                        ------------------- -------------------
          Total stockholders' equity                                                 554.9               456.4
                                                                        ------------------- -------------------
                                                                                 $ 1,686.0           $ 1,434.7
                                                                        =================== ===================

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                     Years ended
                                                                              ------------------------------------------------------
                                                                               December 29,       December 31,         January 1,
                                                                                   2000               1999                1999
                                                                              ---------------  ------------------  -----------------
Operating activities
   Net income                                                                         $ 78.7             $ 124.2             $ 65.6
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
        Income from discontinued operations                                                -               (54.5)             (20.9)
        Gain on ANTEC investment                                                           -                   -              (24.3)
        Depreciation and amortization                                                   27.4                26.0               26.8
        Accretion of zero-coupon convertible notes                                       7.0                   -                  -
        Deferred income taxes                                                           (3.2)              (28.6)              (7.4)
        Changes in assets and liabilities:
             Accounts receivable                                                        91.4               (70.3)             (41.7)
             Inventory                                                                (329.7)             (115.4)             (17.8)
             Accounts payable and accruals                                             184.0               127.9              (14.5)
             Other, net                                                                  0.7                (5.5)              (9.8)
                                                                              ---------------  ------------------  -----------------
              Net cash provided by (used in) continuing operating activities            56.3                 3.8              (44.0)

Investing activities
   Capital expenditures                                                                (22.6)              (13.8)             (26.4)
   Acquisitions and divestiture                                                         (3.7)               (2.6)             (38.1)
   Proceeds from sale of ANTEC                                                             -                   -              104.3
   Other, net                                                                              -                 0.5               (0.4)
                                                                              ---------------  ------------------  -----------------
              Net cash (used in) provided by continuing investing activities           (26.3)              (15.9)              39.4

Financing activities
   Proceeds from long-term borrowings                                                1,557.0               897.2              945.8
   Repayment of long-term borrowings                                                (1,578.5)             (970.2)            (872.5)
   Proceeds from issuance of common stock                                               44.6                10.5                3.1
   Purchases of common stock for treasury                                              (15.4)              (91.9)            (101.8)
   Debt issuance costs                                                                  (8.3)                  -                  -
   Other, net                                                                          (12.6)               (5.9)              (4.6)
                                                                              ---------------  ------------------  -----------------
             Net cash used in continuing financing activities                          (13.2)             (160.3)             (30.0)
                                                                              ---------------  ------------------  -----------------

Increase (decrease) in cash from continuing operations                                  16.8              (172.4)             (34.6)
Cash (used in) provided by discontinued operations                                     (13.5)              169.4               44.5
Cash at beginning of year                                                               17.5                20.5               10.6
                                                                              ---------------  ------------------  -----------------
Cash at end of year                                                                   $ 20.8              $ 17.5             $ 20.5
                                                                              ===============  ==================  =================

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In millions)

                                                                                       Accumulated Other
                                                                                     Comprehensive Income
                                                                                  ----------------------------
                                                                                                  Unrealized
                                                                                                   Gains on
                                                                                   Cumulative      Marketable
                                             Common      Capital     Retained      Translation      Equity      Comprehensive
                                              Stock      Surplus     Earnings      Adjustments    Securities        Income
                                            ----------  ----------  ------------  --------------  ------------  ---------------
Balance at January 2, 1998                     $ 47.3      $ 47.1       $ 389.9         $ (27.1)       $ 19.8
Net Income                                          -           -          65.6               -             -           $ 65.6
Other comprehensive income:
   Foreign currency translation adjustments         -           -             -           (12.6)            -            (12.6)
   Change in unrealized gain on
   marketable equity securities (net of
   tax of $12.2 million)                            -           -             -               -         (19.8)           (19.8)
                                                                                                                ---------------
Comprehensive income                                                                                                    $ 33.2
                                                                                                                ===============
Issuance of common stock and
    related tax benefits                          0.1         3.0             -               -             -
Purchase and retirement of
   treasury stock                                (5.6)      (50.1)        (46.1)              -             -
                                            ----------  ----------  ------------  --------------  ------------
Balance at January 1, 1999                       41.8           -         409.4           (39.7)            -
Net Income                                          -           -         124.2               -             -          $ 124.2
Other comprehensive income:
   Foreign currency translation adjustments         -           -             -             2.1             -              2.1
                                                                                                                ---------------
Comprehensive income                                                                                                   $ 126.3
                                                                                                                ===============
Issuance of common stock and
   related tax benefits                           0.6         9.9             -               -             -
Purchase and retirement of
   treasury stock                                (6.5)       (9.9)        (75.5)              -             -
                                            ----------  ----------  ------------  --------------  ------------
Balance at December 31, 1999                     35.9           -         458.1           (37.6)            -
Net Income                                          -           -          78.7               -             -           $ 78.7
Other comprehensive income:
   Foreign currency translation adjustments         -           -             -           (15.0)            -            (15.0)
                                                                                                                ---------------
Comprehensive income                                                                                                    $ 63.7
                                                                                                                ===============
Issuance of common stock and
   related tax benefits                           2.5        47.7             -               -             -
Purchase and retirement of
   treasury stock                                (0.7)       (0.8)        (13.9)              -             -
                                            ----------  ----------  ------------  --------------  ------------
Balance at December 29, 2000                   $ 37.7      $ 46.9       $ 522.9         $ (52.6)          $ -
                                            ==========  ==========  ============  ==============  ============


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

     Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries, excluding Anixter Receivables Corporation, (collectively "the Company") after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2000, 1999 and 1998.

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

     Accounts receivable program: On October 6, 2000, the Company entered into an accounts receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company, on terms equivalent to those in an arms-length transaction. The program allows the Company to sell, on an on-going basis without recourse, a majority of the accounts receivable originating in the United States to ARC and consists of a series of 364-day facilities. ARC may in turn sell an interest in such receivables to a financial institution for up to a $275 million net investment. The Company agreed to continue servicing the sold receivables for the financial institution at market rates which approximate cost; accordingly, no servicing asset or liability has been recorded. At December 29, 2000, the outstanding balance of accounts receivable totaled $388.3 million; accordingly, these accounts receivable were removed from the balance sheet. Net proceeds of $236.3 million were used to reduce outstanding debt. Non-operating charges of $12.6 million, $8.8 million of which relates to the discount on the initial sale of accounts receivable to ARC, were recorded as other expenses in the 2000 consolidated statement of operations. The Company expects to substantially recover the charges on the initial sale during the course of the program. Also included in the non-operating charges were $3.8 million of other costs associated with the Company's equity interest in ARC. These costs primarily relate to the finance charges incurred by ARC to fund the purchases of the accounts receivable from Anixter.

     Note receivable: The Company's $126.1 million note receivable at December 29, 2000, represents the amount due to Anixter from ARC primarily for the sale of accounts receivable.

     Inventories: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. Inventories returnable to vendor represent those inventories that have been paid for by the Company. The inventory was returned in the first quarter of 2001.

     Property and equipment: Capital expenditures are primarily for equipment, leasehold improvements and computer software. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the term of the related lease. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

     Goodwill: Goodwill primarily relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The Company continually reviews goodwill to assess recoverability from estimated undiscounted future cash flows at the aggregate business unit level. Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

       Interest rate agreements: In addition to the fixed rate 8% Senior Notes and 7% zero-coupon convertible notes, the Company entered into interest rate agreements which effectively fix or cap, for a period of time, the LIBOR component of an interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 91% and 65%, of debt obligations at December 29, 2000 and December 31, 1999, respectively, was fixed or capped. At December 29, 2000 and December 31, 1999, the Company had two interest rate swap agreements outstanding with a notional amount of $25 million each. These swap agreements obligated the Company to pay a fixed rate of approximately 6.1% through January 2003 and July 2002. At December 29, 2000 and December 31, 1999, the Company also had one interest rate collar agreement with a notional amount of $50 million which entitled the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.5%. In addition, the Company is required to pay the bank the difference between 6.3% and the floating rate when it is below 5.3%. This interest rate collar matures in January 2002. At December 31, 1999, the Company had three additional interest rate swap agreements outstanding with a notional amount aggregating $100 million that obligated the Company to pay a fixed rate of approximately 6.1% through July 2000. At December 31, 1999, the Company had a cancelable interest rate swap agreement outstanding with a notional amount of $50 million. This swap agreement obligated the Company to pay a fixed rate of 5.7% through August 2002. However, the counterparty exercised their right to cancel the swap in February 2000. The fair value, which is the estimated amount at the current interest rate that the Company would receive or pay to enter into similar interest rate agreements at December 29, 2000 and December 31, 1999, would be to pay $.5 million and receive $1.4 million, respectively. The impact of these interest rate agreements was to decrease interest expense by $.7 million for fiscal year 2000 and increase interest expense by $1.3 million and $.5 million for fiscal years 1999 and 1998, respectively. The Company does not enter into interest rate transactions for speculative purposes.

     Foreign currency forward contracts: The Company purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 2000, 1999 and 1998. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At December 29, 2000 and December 31, 1999, the Company had approximately $28.0 million and $24.3 million, respectively, in foreign currency forward contracts outstanding.

     Revenue recognition: Sales and related cost of sales are recognized upon shipment of products.

     Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $11.3 million, $11.1 million and $13.3 million in 2000, 1999 and 1998, respectively.

     Shipping and handling fees and costs: The Company incurred shipping and handling fees and costs totaling $90.6 million, $70.1 million and $64.0 million for the years ended 2000, 1999 and 1998, respectively. These costs are included in operating expenses in the consolidated statements of operations.

     Stock based compensation: In accordance with the Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits totaling $11.3 million and $2.5 million in 2000 and 1999, respectively, attributable to stock options exercised were credited to capital surplus.

     Income taxes: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

     Investment in ANTEC: In 1998, the Company sold its remaining 7.1 million shares of ANTEC stock which resulted in net after-tax proceeds of approximately $100 million and an after-tax gain of $14.6 million. On February 6, 1997, a wholly-owned subsidiary of ANTEC was merged into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders received one share of ANTEC Corporation stock for each share of TSX Corporation stock that they owned. The transaction was accounted for as a pooling of interests. Upon consummation of this transaction, the Company's ownership interest in ANTEC was reduced to approximately 19%, which resulted in the cessation of equity method accounting for this investment after that date. As a result of this change, the Company recorded a $1.2 million after-tax gain. As of January 2, 1998, the market value of the Company's investment in ANTEC was $112.0 million. The Company reported its investment in ANTEC at fair value. All unrealized gains and losses, net of taxes, were recorded in stockholders' equity until realized.

     Recently issued accounting pronouncements: In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company adopted these standards in the first quarter of fiscal 2001. The adoption did not have a significant effect on its consolidated results of operations or financial position.

     On December 3, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 reflects the basic principles of revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of fiscal 2000. The adoption did not have a significant effect on the consolidated results of operations or financial position.

     As required by Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, customer charges for shipping and handling costs are classified as sales. The Company adopted EITF Issue 00-10 in the fourth quarter of fiscal 2000 and accordingly, reclassified all prior period amounts. This change in accounting increased sales and operating expenses by $60.0 million, $42.0 million and $41.6 million in 2000, 1999 and 1998, respectively.

Note 2.  Income per Share

     The following table sets forth the computation of basic and diluted income per share from continuing operations:

(In thousands, except per share data)

                                                                     Years ended
                                               ------------------------------------------------------
                                                 December 29,        December 31,         January 1,
                                                    2000                1999                1999
                                               ---------------     ---------------     --------------
Basic Income per Share:

    Income from continuing operations          $       78,684      $       69,656      $       44,744
       (numerator)
    Weighted-average common shares
       Outstanding (denominator)                       36,580              37,507              44,877
                                               ===============     ===============     ===============

    Basic income per share                     $         2.15      $         1.86      $         1.00

Diluted Income per Share:

    Income from continuing operations          $       78,684      $       69,656      $       44,744
    Interest impact of assumed
       conversion of convertible notes                  4,301                  --                  --
                                               ---------------     ---------------     ---------------
    Income from continuing operations
       plus assumed conversion (numerator)     $       82,985      $       69,656      $       44,744
    Weighted-average common shares
       outstanding                                     36,580              37,507              44,877
    Effect of dilutive securities:
       Stock options, warrants and
         convertible notes                              4,309                 571                 386
                                               ---------------     ---------------     ---------------
    Weighted-average common shares
       outstanding (denominator)                       40,889              38,078              45,263
                                               ===============     ===============     ===============


    Diluted income per share                   $         2.03      $         1.83      $         0.99



Note 3.  Discontinued Operations

     In the fourth quarter of 1998, the Company decided to exit its Integration segment, and accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment with North America Integration being sold in the first quarter of 1999 followed by the sale of Asia Pacific Integration in the fourth quarter of 1999. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

     The Company recorded an after-tax gain from the sale of discontinued assets of $57.0 million and $13.2 million in 1999 and 1998, respectively. Included in the fiscal year 1999 gain on sale of assets, is a tax benefit of $8.4 million resulting from the reversal of certain tax reserves associated with prior years' reported sales of discontinued assets. Total proceeds received from the sale of the Integration business was $238.3 million. There was no significant activity in 2000.

     Net sales and income from discontinued operations were as follows:


                                                          Years ended
                                            ------------------------------------
(In millions)                                  December 31,           January 1,
                                                  1999                 1999
                                            -----------------     --------------

Net sales                                        $196.3              $735.2
Costs and expenses                               (199.5)             (710.0)
Operating (loss) income                            (3.2)               25.2
Gain on sale of assets                             81.1                22.0
Net interest expense and other                     (1.0)               (4.8)
Income tax expense                                (22.4)              (21.5)
                                                -------              ------
Income from discontinued operations             $  54.5               $20.9
                                                =======              ======



Note 4.  Acquisitions and Divestiture of Businesses

     In January 2000, the Company acquired 100% of the stock of allNET Technologies Pty. Limited ("allNET") for $6.7 million. allNET is a communication products distributor located in Australia. In September 2000, the Company sold the net assets of a wholly-owned subsidiary of Accu-Tech Corporation for $4.6 million in cash and notes receivable. The effect of these transactions on the operating results of the Company was not significant.

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

     Acquisitions were accounted for using the purchase method of accounting. Had these acquisitions occurred at the beginning of their respective years of acquisition, the impact on the Company's operating results would not have been significant.

Note 5.  Summarized Financial Information of Anixter Inc.

     At December 29, 2000 and December 31, 1999, the Company had an ownership interest of 99.7% and 98.7%, respectively, in Anixter Inc., which is included in the consolidated financial statements of the Company. The following summarizes the financial information of Anixter Inc. and reflects the Integration segment of the Company as a discontinued operation:

                                  Anixter Inc.
                      Condensed Consolidated Balance Sheets

                                              December 29,         December 31,
(In millions)                                    2000                 1999
                                             -------------         ------------

Assets:
  Current assets                               $1,331.0            $  1,117.9
  Property, net                                    56.5                  53.1
  Goodwill                                        239.3                 229.1
  Other assets                                     53.8                  31.2
                                              ---------            ----------
                                               $1,680.6            $  1,431.3
                                               ========            ==========
Liabilities and Stockholders' Equity:
  Current liabilities                          $  645.1            $    468.5
  Other liabilities                                28.6                  27.8
  Long-term debt                                  244.9                 468.0
  Subordinated notes payable to parent            250.5                  19.1
  Stockholders' equity                            511.5                 447.9
                                               --------              --------
                                               $1,680.6            $  1,431.3
                                               ========             =========


                                  Anixter Inc.
                 Condensed Consolidated Statement of Operations

                                                                                      Years Ended
                                                                -----------------   -----------------   ---------------
                                                                  December 29,         December 31,        January 1,
                                                                      2000                 1999              1999
                                                                -----------------   -----------------   ---------------
(In millions)
Net sales                                                            $3,514.4           $2,686.9             $2,281.8
Operating income                                                     $  191.6           $  114.6             $   84.3
Income before income tax expense                                     $  135.1           $   79.9             $   46.7
Income from continuing operations                                    $   76.3           $   43.6             $   15.7
Net income                                                           $   75.7           $   91.7             $   25.0


Note 6.  Accrued Expenses

 Accrued expenses consisted of the following:

                                                December 29,        December 31,
                                                    2000               1999
(In millions)                                   ------------       -------------

Salaries and fringe benefits                        $  60.0            $  52.5
Taxes                                                  21.0                7.3
Discontinued operations                                17.6               31.7
Freight                                                 7.2                3.1
Interest                                                4.7                7.3
Other                                                  29.1               29.3
                                                    -------            ---------
                                                    $ 139.6            $ 131.2
                                                    =======            =========

Note 7. Debt

      Debt is summarized below:

                                              December 29,          December 31,
                                                  2000                  1999
                                             -------------        --------------
(In millions)

Bank revolving lines of credit                   $142.2                $362.8
7% Zero-coupon convertible notes                  207.0                    --
8% Senior notes                                   100.0                 100.0
Other                                               2.7                   5.2
                                                 ------                ------
         Total debt                              $451.9                $468.0
                                                 ======                ======

     On June 28, 2000, the Company issued $792 million 7% zero-coupon convertible notes ("Convertible Notes") due 2020. The net proceeds from the issue were $193.4 million and was initially used to repay working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs were $6.6 million and are being amortized through June 28, 2020 using the straight line method.

     Holders of the Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into
7.4603 shares of the  Company's  common stock for which the Company has reserved
5.9 million shares. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note, on June 28, 2010, at a price of $502.57 per Convertible Note, and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both.

     On October 6, 2000, Anixter entered into a new financing arrangement to replace the existing $550 million revolving credit agreement set to mature in 2001. The new agreement consists of a $500 million, senior unsecured, revolving credit line which includes a $390 million agreement, due 2005, plus a $110 million agreement, due 2001. Anixter has various other revolving bank lines of credit worldwide which provide for up to $18.9 million of additional borrowings, none of which are domestic. These lines of credit reduce or mature at various dates from 2001 through 2002. Floating and fixed interest rate options, based on the prime or Libor rate, are available under these facilities.

     At December 29, 2000, $142.2 million was borrowed and $377.1 million was available under the bank revolving lines of credit, of which $46.9 million was available for general corporate purposes. The weighted average interest rate on debt, excluding the fixed rate notes, at December 29, 2000 and December 31, 1999, was 8.0% and 6.3%, respectively. Facility fees of .25% payable on the 5 year agreement and .23% payable on the 364-day agreement were insignificant.

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

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $404.5 million and $372.9 million at December 29, 2000 and December 31, 1999, respectively.

     Aggregate annual  maturities of debt at December 29, 2000, were as follows:
2001-$5.8  million;   2002-$4.9   million;   2003-$100.0   million;   2004-none;
2005-$131.5 million and $209.7 million thereafter. The amount due in 2001 was classified as long-term due to the Company's ability and intent to refinance through its long-term facilities.

     Interest paid in 2000, 1999 and 1998, was $39.1 million, $34.5 million and $36.6 million, respectively.

     The estimated fair value of the Company's debt at December 29, 2000, was $425.0 million, based on public quotations and current market rates. The carrying amount of the Company's debt at December 31, 1999, generally approximated fair value.

Note 8. Lease Commitments

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. Certain of these leases are long-term operating leases and expire at various dates through 2018. Minimum lease commitments under operating leases at December 29, 2000 are as follows:
2001 - $46.1 million;  2002 - $38.1 million;  2003 - $26.9 million; 2004 - $18.2 million; 2005 - $12.5 million; beyond 2005 - $48.3 million. Total rental expense was $52.3 million, $58.3 million and $39.6 million in 2000, 1999 and 1998, respectively.

Note 9. Income Taxes

     The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 29, 2000, the Company had no NOL or ITC carryforwards for federal income tax purposes. During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryovers dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessment relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves which were determined to be no longer necessary.

     At December 29, 2000, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $168.6 million, which are subject to various provisions of each respective country. Approximately $59.8 million of this amount expires between 2001 and 2010 and $108.8 million of the amount has an indefinite life.

     Of the $168.6 million NOL carryforwards of foreign subsidiaries mentioned above, $89.8 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 29, 2000, are approximately $78.8 million, which are subject to various provisions of each respective country. Approximately $45.9 million of this amount expires between 2001 and 2010 and $32.9 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

     Domestic income from continuing operations before income taxes was $110.1 million, $76.0 million, and $84.0 million for 2000, 1999 and 1998, respectively. Foreign income (loss) from continuing operations before income taxes was $24.5 million, $2.2 million and $(7.5) million for 2000, 1999 and 1998, respectively.

     The Company paid income taxes in 2000, 1999 and 1998 of $46.8 million, $64.9 million and $63.8 million, respectively.

     Significant   components   of  the   Company's   deferred  tax  assets  and
(liabilities) were as follows:

                                            December 29,          December 31,
(In millions)                                  2000                  1999
                                        -----------------     ------------------

Gross deferred tax liabilities                $(15.8)               $(17.8)

Foreign NOL carryforwards                       29.8                  29.9
Deferred compensation                           11.8                   9.4
Inventory reserves                              11.1                   8.4
Depreciation                                     1.3                   5.1
Investment reserves                               --                   4.5
Allowance for doubtful accounts                  5.8                   0.9
Other                                            5.5                   5.7
                                               -----                 -----
Gross deferred tax assets                       65.3                  63.9
Valuation allowance                            (25.5)                (26.3)
                                               -----                 -----
Net deferred tax asset                         $24.0                 $19.8
                                               =====                 =====

        Income tax expense (benefit) was comprised of:

                                                                                           Years ended
                                                                     ------------------------------------------------
                                                                       December 29,        December 31,       January 1,
                                                                           2000               1999              1999
                                                                     ---------------   ---------------     ---------------
(In millions)
Current--Foreign                                                        $ 11.8              $  7.6              $  7.6
         State                                                             8.1                 4.5                 1.9
         Federal                                                          36.7                25.0                22.4
                                                                        ------              ------              ------
                                                                          56.6                37.1                31.9

Deferred--Foreign                                                         (0.7)               (1.5)                4.5
          State                                                           (2.4)               (1.1)                3.1
          Federal                                                          2.4               (26.0)               (7.7)
                                                                        ------              ------              ------
                                                                          (0.7)              (28.6)              (0 .1)
                                                                         -----              ------              ------
                                                                       $  55.9              $  8.5              $ 31.8
                                                                       =======              ======              ======


       Reconciliation of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

                                                                                           Years ended
                                                                   --------------------------------------------------
                                                                      December 29,        December 31,        January 1,
                                                                         2000                 1999               1999
                                                                   -----------------    ---------------     --------------
(In millions)
Statutory tax expense                                                   $47.1               $27.4              $26.8
Increase (reduction) in taxes resulting from:
  Amortization of goodwill                                                2.5                 2.2                2.1
  Losses on foreign operations                                            2.3                 2.5                8.4
  State income taxes                                                      3.7                 2.3                3.2
  Adjustment to prior year tax accounts                                    --               (24.3)              (9.4)
  Other, net                                                              0.3                (1.6)               0.7
                                                                        ------              ------             ------
                                                                        $55.9               $ 8.5              $31.8
                                                                        ======              ======             ======



Note 10. Pension Plans, Post-Retirement Benefits and Other Benefits

       The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by ERISA and the Code. Plan assets consisted primarily of equity securities and mutual fund investments.

        In 2000, the Company incurred a $3.2 million loss on settlement of a supplemental employee retirement plan. In 1999, the Company completed the disposal of the Integration segment which resulted in a curtailment gain of $4.4 million, and accordingly, was classified as a gain on disposal of discontinued operations.

                                                                                      Pension Benefits
                                                                                  2000                  1999
                                                                                  ----                  ----
(In millions)
Change in projected benefit obligation:
     Beginning balance                                                         $ 104.2               $  110.4
     Service cost                                                                  6.2                    8.4
     Interest cost                                                                 6.9                    7.2
     Actuarial (gain) loss                                                        (2.3)                 (13.0)
     Settlement/Curtailment loss (gain)                                            3.4                   (4.8)
     Benefits paid                                                               (11.0)                  (4.0)
                                                                              --------                -------
     Ending balance                                                            $ 107.4                $ 104.2
                                                                               =======                =======
Change in plan assets at fair value:
     Beginning balance                                                         $  97.8                $  92.4
     Actual return on plan assets                                                  4.8                    9.3
     Company contributions                                                         1.0                    0.1
     Benefits paid                                                                (3.8)                  (4.0)
                                                                               -------                -------
     Ending balance                                                            $  99.8                $  97.8
                                                                               =======                =======

Reconciliation of funded status:
     Projected benefit obligation                                              $(107.4)               $(104.2)
     Plan assets at fair value                                                    99.8                   97.8
                                                                               -------                -------
     Funded status                                                                (7.6)                  (6.4)
     Unrecognized net actuarial gain                                             (11.7)                 (15.8)
     Unrecognized prior service cost                                               2.0                    2.1
     Unrecognized transition obligation                                           (0.4)                  (1.2)
                                                                             ---------                -------
     Accrued benefit cost                                                      $ (17.7)               $ (21.3)
                                                                               =======                =======

Weighted average assumptions:
     Discount rate                                                               7.25%                   7.15%
     Expected return on plan assets                                              8.63%                   8.63%
     Salary growth rate                                                          5.42%                   5.26%


                                                                                    Pension Costs
                                                                         2000           1999           1998
                                                                         ----           ----           ----
(In millions)
Components of net periodic cost:
     Service cost                                                      $  6.2         $  8.4          $  8.0
     Interest cost                                                        6.9            7.2             6.7
     Expected return on plan assets                                      (8.4)          (7.9)           (7.5)
     Net amortization                                                    (0.7)          (0.2)           (0.9)
                                                                       -------        -------         -------
     Periodic benefit cost prior to settlement/curtailment                4.0            7.5             6.3
       Settlement/Curtailment loss (gain)                                 3.0           (4.4)             --
                                                                       ------         -------         -------
Net periodic benefit cost                                              $  7.0         $  3.1          $  6.3
                                                                       ======         =======         =======


   The Company has two plans where the fair value of assets are in excess of the projected benefit obligation. The fair value of the plans' assets were $8.6 million and $8.7 million and had projected benefit obligations of $7.1 million and $6.4 million in 2000 and 1999, respectively.

        The Company has several savings plans. The Company's contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.5 million in 2000, $1.5 million in 1999 and $1.9 million in 1998. The Company's liability for post-retirement benefits other than pensions is not material.

Note 11.  Preferred Stock and Common Stock

 Preferred Stock--

        The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2000 and 1999.

Stock Options and Stock Grants--

        At December 29, 2000, the Company has stock incentive plans, which authorize .7 million shares for additional stock option awards or stock grants. Options granted under these plans have been granted with exercise prices at or higher than the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. The director options fully vest in one year. All options expire ten years after the date of grant.

        During 2000, the first year restricted stock was granted, the Company issued 281,173 shares. Restricted stock fully vests after four years from date of grant. Compensation expense associated with the restricted stock grants was $1.7 million in 2000.

       The following table summarizes the 2000, 1999 and 1998 activity under the employee and director option plans:

                                                                             Weighted                             Weighted
                                                                              Average                              Average
                                                          Employee           Exercise          Director           Exercise
                                                           Options             Price            Options             Price
(Options in thousands)                                    ---------          ---------         --------           --------
Balance at January 2, 1998                                 3,207.7            $16.00            430.0              $13.94
Granted                                                    1,772.0             17.46               --                  --
Exercised                                                    (34.1)            17.80            (40.0)               9.94
Canceled                                                    (262.4)            17.09               --                  --
                                                           --------           --------         -------             -------
Balance at January 1, 1999                                 4,683.2             16.48            390.0               14.35

Granted                                                    1,115.5             12.70               --                  --
Exercised                                                   (452.0)            13.35            (30.0)              11.63
Canceled                                                    (163.1)            16.96               --                  --
                                                           --------           --------          -------            --------
Balance at December 31, 1999                               5,183.6             15.92            360.0               14.57

Granted                                                    1,127.5             20.59               --                  --
Exercised                                                 (2,003.0)            16.14           (100.0)              11.30
Canceled                                                    (147.2)            16.91               --                  --
                                                          ---------           --------         --------            -------
Balance at December 29, 2000                               4,161.0            $17.05             260.0             $15.83
                                                          =========           ========         ========            =======

Options Exercisable at year-end
  1998                                                     1,660.9            $14.78             390.0             $14.35
  1999                                                     2,679.3            $16.49             360.0             $14.57
  2000                                                     2,031.3            $16.75             260.0             $15.83





        The  following  table   summarizes   information   relating  to  options
outstanding and exercisable at December 29, 2000, using various ranges of exercise prices:

Employee Options
(options in thousands)

                                           Options Outstanding                                 Options Exercisable

                                                Weighted          Weighted                                       Weighted
    Range of                                      Average          Average                                        Average
    Exercise                                     Exercise         Remaining                                      Exercise
    Prices                      Outstanding        Price            Years              Exercisable                 Price
$5.19-$9.11                          102.0        $ 9.04            2.0                  102.0                    $ 9.04
$12.69-$15.75                      1,510.4        $13.82            8.0                  754.5                    $14.48
$17.44-$21.13                      2,527.1        $19.21            8.4                1,174.8                    $18.88
$27.81-$32.00                         21.5        $28.60           10.0                     --                        --


Director Options
(options in thousands)
                                            Weighted                   Weighted
    Range of                                 Average                    Average
    Exercise    Outstanding &               Exercise                   Remaining
     Prices     Exercisable                    Price                      Years

$8.38-$8.46        60.0                     $  8.42                        1.5
$15.00-$20.69     200.0                     $ 18.05                        3.6

    Additionally, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2000, or at the end of the ESPP year, June 30, 2001. Under the ESPP, the Company sold 114,100 shares, 123,700 shares and 175,900 shares to employees in 2000, 1999 and 1998, respectively.

 Stock Option Plans of Anixter--

          In 1995 and prior, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options were granted with exercise prices at the fair market value of the common stock on the date of grant. These options vest over four years and terminate seven to ten years from the date of grant. At December 29, 2000, the Company owned 99.7% of the approximately 32.3 million shares of outstanding Anixter common stock.

       The following table summarizes the 2000, 1999 and 1998 option activity:



                                                     Weighted
                                                      Average
                                                     Exercise
                                   Options             Price
                                   -------            -------
(Options in thousands)

Balance at January 2, 1998        1,328.4             $11.33
Exercised                          (253.8)             10.13
Canceled                            (92.3)             11.77
                                   -------
Balance at January 1, 1999          982.3              11.57
Exercised                          (586.6)             11.21
Canceled                            (26.2)             12.28
                                   -------
Balance at December 31, 1999        369.5              12.08

Exercised                          (323.7)             11.92
Canceled                             (0.5)             14.50
                                   -------
Balance at December 29, 2000         45.3             $13.23

Options exercisable at year-end
  1998                              982.3             $11.57
  1999                              369.5             $12.08
  2000                               45.3             $13.23


Exercise prices for options outstanding as of December 29, 2000, range from $11.40 to $14.50 per share and have a weighted average remaining life of 1 year.

Units--

       The Company adopted a director stock unit plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. Stock units were granted to nine directors in 2000, having an aggregate value at grant date of $540,000.

       The following table summarizes the 2000, 1999 and 1998, activity under the DSUP:

                                             DSUP
                                          Stock Units
                                           ---------
Balance at January 2, 1998                   59.6
Granted                                      25.9
Converted                                    (3.9)
                                           ---------
Balance at January 1, 1999                   81.6
Granted                                      29.7
Converted                                    (3.5)
                                           ---------
Balance at December 31, 1999                107.8
Granted                                      20.4
Converted                                   (31.2)
                                           ---------
Balance at December 29, 2000                 97.0
                                           =========

Accounting for Stock Based Compensation--

          The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized in the income statement for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards beginning in 1995 and amortized over the respective vesting period, the Company's income from continuing operations would have been reduced to the pro forma amounts indicated below:

                                             2000          1999            1998
                                             ----          ----            ----
Basic income from continuing operations
    --as reported                            $78.7         $69.7          $44.7
    --proforma                               $72.7         $64.0          $40.1

Diluted income from continuing operations
  plus assumed conversion
    --as reported                            $83.0         $69.7          $44.7
    --proforma                               $77.0         $64.0          $40.1

Basic income per share from
  continuing operations
    --as reported                            $2.15         $1.86          $1.00
    --proforma                               $1.99         $1.71          $0.89

Diluted income per share from
  continuing operations
    --as reported                            $2.03         $1.83          $0.99
    --proforma                               $1.90            --             --



    Pro forma diluted income per share has not been presented for 1999 and 1998 as the conversion of stock options and warrants would have had an anti-dilutive effect.

        The weighted average fair value for the Company's stock options (which was $11.74 per share in 2000, $5.50 per share in 1999 and $7.63 per share in
1998) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: expected stock price volatility of 45%, 39%, and 42%; expected dividend yield of zero; risk-free interest rate of 6.5%, 5.6% and 4.9% and an expected 7 year life for 2000 and 5 year life for 1999 and 1998.

        The Black-Scholes option pricing model was developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

Note 12. Business Segments

        The Company operates in one business segment which is engaged in the distribution of communications and specialty wire and cable products from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufactures. The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

        The  following  table  is  a  geographic   breakdown  of  the  Company's
operations. Sales to a single customer did not exceed 10 percent of total sales. Export sales are insignificant.



(In millions)                                     Worldwide Operations

                                         2000            1999            1998
                                         ----            ----            ----
Net sales
    United States                      $2,453.9        $1,833.4        $1,535.2
    Europe                                587.1           523.0           523.3
    Canada                                285.4           213.9           184.0
    Asia Pacific and Latin America        188.0           141.7           147.6
                                       ---------       ---------       ---------
                                       $3,514.4        $2,712.0        $2,390.1
                                       =========       =========       =========
Operating income
    United States                      $  144.6        $   93.3        $   85.3
    Europe                                 24.6            20.6            12.9
    Canada                                 19.6            12.9             9.4
    Asia Pacific and Latin America          1.0           (14.0)          (20.6)
                                       ---------       ---------       ---------

                                       $  189.8        $  112.8        $   87.0
                                       =========       =========       =========
Tangible long-lived assets
    United States                      $   88.0        $   66.8        $   64.5
    Europe                                  5.2             7.1             9.9
    Canada                                  4.0             3.9             3.6
    Asia Pacific and Latin America          4.2             5.0             7.6
                                       ---------       ---------       ---------
                                       $  101.4        $   82.8        $   85.6
                                       =========       =========       =========


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

Note 14.  Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 29, 2000, and December 31, 1999. The Company has not paid cash dividends on its common stock since 1979.

                                                            First                 Second               Third              Fourth
(In millions, except per share amounts)                    Quarter                Quarter             Quarter             Quarter
                                                           --------               -------             --------            -------
Year ended December 29, 2000

Net sales                                                  $758.8                $920.9               $971.8             $862.9
Cost of sales                                              (571.8)               (712.2)              (754.1)            (654.4)
Operating income                                             37.5                  50.0                 53.9               48.4
Income before income taxes                                   27.7                  39.2                 40.9               26.8
Income from continuing operations                            16.1                  22.7                 24.0               15.9
Net income                                                   16.1                  22.7                 24.0               15.9
Basic income per share:
   Continuing                                                0.45                  0.62                 0.65               0.42
   Net income                                                0.45                  0.62                 0.65               0.42

Diluted income per share:
   Continuing                                                0.44                  0.60                 0.59               0.41
   Net income                                                0.44                  0.60                 0.59               0.41
Composite stock price range:
       High                                                 29.94                 34.00                37.00              29.19
       Low                                                  18.69                 26.50                27.06              17.75
       Close                                                27.88                 26.52                29.13              21.63

Year ended December 31, 1999

Net sales                                                  $603.2                $669.1               $721.9             $717.8
Cost of sales                                              (445.8)               (502.6)              (548.5)            (545.8)
Operating income                                             22.0                  28.5                 33.2               29.1
Income before income taxes                                   13.3                  21.0                 24.2               19.7
Income from continuing operations                             7.7                  12.2                 38.3               11.5
Net income                                                   52.1                  13.2                 44.2               14.7
Basic income per share:
   Continuing                                                0.19                  0.33                 1.06               0.32
   Net income                                                1.25                  0.36                 1.23               0.41
Diluted income per share:
   Continuing                                                0.19                  0.33                 1.04               0.31
   Net income                                                1.25                  0.36                 1.20               0.40
Composite stock price range:
       High                                                 19.81                 18.69                23.25              23.44
       Low                                                  11.13                 13.56                18.13              19.00
       Close                                                12.38                 18.69                23.25              20.63


  In the first quarter of 1999, the Company realized a $45.9 million net gain on the disposal of discontinued operations from the sale of its North American and European Integration business. In the third quarter of 1999, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary. Net sales amounts were restated in accordance with EITF Issue 00-10. See Note 1 "Summary of Significant Accounting Policies" for further information.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.

                                    PART III


ITEM 10.  Directors and Executive Officers of Registrant.


     See   Registrant's   Proxy   Statement  for  the  2001  Annual  Meeting  of
Stockholders--"Election of Directors."


                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table lists the name, age as of March 7, 2001, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 40          General  Counsel of the Company  since May 1998;  Assistant  Secretary of the Company since
                         May 1995;  General Counsel and Secretary of Anixter since January 1996;  Associate  General
                         Counsel and Secretary from July 1994 to January 1996.

Terrance A. Faber, 49    Vice-President  Controller of the Company since October 2000;  Chief  Financial  Officer of
                         International  Survey Research from January 2000 to October 2000;  Corporate  Controller of
                         BT Office Products  International  from August 1997 to January 2000;  Corporate  Controller of The Bradford Exchange from October 1994 to August 1997.

Robert W. Grubbs Jr., 44 President and Chief  Executive  Officer of the Company since February  1998;  President and
                         Chief Executive Officer of Anixter since July 1994.

James E. Knox, 63        Senior Vice President--Law and Secretary of the Company since 1986.

Dennis J. Letham, 49     Chief  Financial  Officer,  Senior Vice  President--Finance  of the Company  since  January
                         1995; Chief Financial Officer, Executive Vice President of Anixter since July 1993.

Philip F. Meno, 42       Vice President--Taxes of the Company since May 1993.

Rodney A. Shoemaker, 43  Vice  President--Treasurer  of the Company and Anixter since July 1999; Assistant Treasurer of the Company and Anixter from October 1994 to July 1999.

Samuel Zell, 59          Chairman of the Board of Directors of the Company since January 1985.


 ITEM 11.  Executive Compensation.

       See Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

       See  Registrant's   Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13.  Certain Relationships and Related Transactions.

       See  Registrant's   Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders--"Certain Relationships and Related Transactions."

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

         (b) Reports on Form 8-K.
                  None.

     (a) Index to Consolidated Financial Statements and Financial Statement Schedules.

(1) Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                            Page
  Report of Independent Auditors                                             11
  Consolidated Statements of Operations for the years ended
   December 29, 2000, December 31, 1999 and January 1, 1999                  12
  Consolidated Balance Sheets at December 29, 2000 and December 31, 1999     13
  Consolidated Statements of Cash Flows for the years ended
   December 29, 2000, December 31, 1999 and January 1, 1999                  14
  Consolidated Statements of Stockholders' Equity for the years
   ended December 29, 2000, December 31, 2000 and January 1, 1999            15
  Notes to the Consolidated Financial Statements                             16

(2) Financial Statement Schedules.

       The following financial statement schedules of Anixter International Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:
                                                                           Page
 I. Condensed financial information of Registrant                           36
II. Valuation and qualifying accounts and reserves                          39

       All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibit List.

     Each management  contract or  compensation  plan required to be filed as an exhibit is identified by an asterisk (*).

         Exhibit
           No.                                           Description of Exhibit

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

     4.1 Indenture dated September 17, 1996, between Anixter Inc., Anixter International Inc. and the Bank of New York, as Trustee, providing for 8% Senior Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.'s Registration Statement on Form S-3, Registration Number 333-09185, filed August 27, 1996, Exhibit 4.1)

     4.2 Indenture dated as of June 28, 2000, by and between Anixter International Inc. and Bank of New York, as Trustee offering 7% zero-coupon convertible notes due 2020. (Incorporated by reference from Anixter International Inc.'s Registration Statement on Form S-3, Registration Number 333-42788, filed August 1, 2000, Exhibit 4.1.)

     4.3 Five-Year, $390 million, Revolving Credit Agreement, dated October 6, 2000, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein.

     4.4 364-Day, $110 million, Revolving Credit Agreement, dated October 6, 2000, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein.

     4.5 Receivables Sale Agreement, dated October 6, 2000, between Anixter Inc. and Anixter Receivables Corporation.

     4.6 Receivables Purchase Agreement, dated October 6, 2000, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent, and the other financial institutions named therein.

(10)     Material contracts.

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

     10.4* Anixter International Inc. 1998 Stock Incentive Plan (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935. Exhibit 4a.)

     10.5* Company's Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8.)

     10.6* Company's Director Stock Option Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24.)

     10.7* Warrant Agreement, dated August 22, 1990, between the Company and Bernard F. Brennan, William A. Buzick, Jr., F. Philip Handy, Harold Haynes, Jerome Jacobson, Melvyn Klein, John R. Petty and James D. Woods, individually. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.25.)

     10.8* (a) Agreement, dated February 9, 1995, with Rod F. Dammeyer (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit 10.18(d).)

     (b) Amended and Restated Agreement dated February 9, 1995 with Rod F. Dammeyer (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.17 (b))

     10.9* Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24.)

     10.10* Form of Indemnity Agreement with all directors and officers (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24)

     10.11* Anixter International Inc. 1996 Stock Incentive Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26) 10.12* Form of Stock Option Grant (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27)

     10.13* Anixter Excess Benefit Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28)

     10.14* Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29)

     10.15* (a) Anixter Deferred Compensation Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30)

     (b) Anixter 1999 Restated Deferred Compensation Plan

     10.16* Anixter International Inc. Enhanced Management Incentive Plan for 1999-2000 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1999, Exhibit 10.20).

     10.17* Financial Advisory Agreement, dated August 4, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.21).

     10.18* Employment Agreement with Robert W. Grubbs, dated July 22, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.22).

     10.19* Employment Agreement with Dennis J. Letham, dated July 22, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.23).

     10.20* Anixter International Inc. Management Incentive Plan (Incorporated by reference from Anixter International Inc. Quarterly Report on form 10Q for the quarterly period ended June 30, 2000, Exhibit 10.20).

     10.21* Anixter International Inc. Enhanced Management Incentive Plan for 2001-2002.

     10.22* Amendment to Anixter's Enhanced Management Incentive Plans for 1999-2000 and 2001-2002.

     10.23* Amendment to Employee Agreements with Robert W. Grubbs and Dennis J. Letham, dated February 14, 2001.

     (21) Subsidiaries of the Registrant.                                  Page

     21.1 List of Subsidiaries of the Registrant.                           41

     (23) Consents of experts and counsel.

     23.1 Consent of Ernst & Young LLP                                      43

     (24) Power of attorney.

     24.1 Power of Attorney executed by Lord James Blyth, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein,
John R. Petty, Sheli Rosenberg, Stuart M. Sloan, Thomas C. Theobald
and Samuel Zell                                                             44


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

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (In millions)



                                                  Years ended
                                 --------------------------------------------
                                  December 29,    December 31,    January 1,
                                     2000            1999            1999
                                 -------------   -------------   ------------

Operating loss                       $(4.1)        $ (2.5)         $ (1.5)
Other income (expenses):
    Interest income,
       including intercompany          6.6            3.1             7.2
    Gain on ANTEC investment            --             --            24.3
    Other                             (0.6)            --              --
                                     ------         ------          ------
  Income from operations before
    income taxes and equity in
    earnings of subsidiaries           1.9            0.6            30.0
Income tax benefit                     1.9           27.4             4.2
Equity in earnings of subsidiaries    74.9           96.2            31.4
                                     ------         ------          ------
Net income                           $78.7         $124.2          $ 65.6
                                     ======         ======          ======

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                                  (In millions)

                                     ASSETS


                                                  December 29,    December  31,
                                                      2000            1999
                                                 -------------   --------------

Current assets:
  Cash                                             $    0.4        $    0.4
  Accounts receivable                                   2.5              --
  Amounts currently due from affiliates, net            3.4             6.3
  Other assets                                          0.1             0.1
                                                   ---------       ---------
         Total current assets                           6.4             6.8
Investment in and advances to subsidiaries            765.1           449.9
Other assets                                            7.0            12.3
                                                   ---------       ---------
                                                     $778.5         $ 469.0
                                                   =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses,
  due currently                                      $  2.8         $   9.7
Long-term debt                                        207.0              --
Income taxes, net, primarily deferred                  13.8             2.9
                                                    --------       --------
         Total liabilities                            223.6            12.6
Stockholders' equity:
  Common stock                                         37.7            35.9
  Capital surplus                                      46.9              --
  Accumulated other comprehensive income              (52.6)          (37.6)
  Retained earnings                                   522.9           458.1
                                                    --------       ---------
         Total stockholders' equity                   554.9           456.4
                                                    --------       ---------
                                                     $778.5          $469.0
                                                    ========       =========

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                    Years ended
                                                            ------------------------------------------------------------
                                                                December 29,        December 31,           January 1,
                                                                    2000                1999                  1999
                                                            ----------------      ----------------      ----------------
Operating activities:
   Net income                                                   $   78.7             $  124.2             $   65.6
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Gain on ANTEC investment                                      --                   --                (24.3)
        Income tax benefit                                          (1.9)               (27.4)                (4.2)
        Equity in earnings of subsidiaries                         (74.9)               (96.2)               (31.4)
        Accretion of zero-coupon convertible notes                   7.0                   --                   --
        Intercompany transactions                                    2.9                 (1.7)                (1.0)
        Change in other operating items                             (3.2)                63.4                  4.9
                                                                ---------            ---------            ---------
            Net cash provided by activities                          8.6                 62.3                  9.6
Investing activities:
       Proceeds from sale of businesses                               --                 28.3                 14.2
       Proceeds from sale of ANTEC                                    --                   --                104.3
       Acquisition of businesses                                      --                   --                (38.1)
                                                                ---------            ---------            ---------
            Net cash provided by investing activities                 --                 28.3                 80.4
Financing activities:
       Proceeds from long-term debt                                200.0                   --                   --
       Loans (to) from subsidiaries, net                          (231.4)               (12.1)                12.0
       Purchase of treasury stock                                  (15.4)               (91.9)              (101.8)
       Proceeds from issuance of common stock                       44.6                 10.5                  3.1
       Debt issuance costs                                          (6.4)                  --                   --
                                                                ---------            ---------            ---------

            Net cash used in financing activities                   (8.6)               (93.5)               (86.7)
                                                                ---------            ---------            ---------
Cash (used) provided                                                  --                 (2.9)                 3.3
Cash at beginning of year                                            0.4                  3.3                   --
                                                                ---------            ---------            ----------
Cash at end of year                                             $    0.4             $    0.4             $    3.3
                                                                =========            =========            ==========


                           ANIXTER INTERNATIONAL INC.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Years ended December 29, 2000, December 31, 1999 and January 1, 1999
                                  (In millions)


                                                                          Additions


                                                Balance at         Charged         Charged                    Balance at
                                               beginning of          to           to other                      end of
           Description                          the period         income         accounts     Deductions     the period
           -----------                          ----------         ------         --------     ----------     ----------
Year ended December 29, 2000:
  Allowance for
   doubtful accounts                                $10.3           $ 8.1         $ (0.4)          $ (3.2)        $14.8
  Allowance for
   deferred tax asset                               $26.3           $(0.8)            --               --         $25.5

Year ended December 31, 1999:
  Allowance for
   doubtful accounts                                $11.0           $ 5.7         $ (0.9)          $ (5.5)        $10.3
  Allowance for
   deferred tax asset                               $24.0           $ 2.3             --               --         $26.3

Year ended January 1, 1999:
  Allowance for
   doubtful accounts                               $ 10.0           $ 4.2        $    0.2          $ (3.4)        $11.0
  Allowance for deferred
   tax asset                                        $16.7            $7.3             --               --         $24.0



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on the 7th day of March, 2001.

                                                 ANIXTER INTERNATIONAL INC.

                                                 DENNIS J. LETHAM
                                                 ----------------
                                                 Dennis J. Letham
                                                 Senior Vice President - Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ROBERT W. GRUBBS             Chief Executive Officer
----------------                 and President
Robert W. Grubbs         (Principal Executive Officer)            March 7, 2001


DENNIS J. LETHAM         Senior Vice President--Finance
----------------            (Chief Financial Officer)
Dennis J. Letham                                                  March 7, 2001

TERRANCE A. FABER          Vice President--Controller
-----------------          (Chief Accounting Officer)
Terrance A. Faber                                                 March 7, 2001

LORD JAMES BLYTH*                   Director                      March 7, 2001
-----------------
Lord James Blyth

ROBERT L. CRANDALL*                 Director                      March 7, 2001
------------------
Robert L. Crandall

ROBERT W. GRUBBS                    Director                      March 7, 2001
----------------
Robert W. Grubbs

F. PHILIP HANDY*                    Director                      March 7, 2001
----------------
F. Philip Handy

MELVYN N. KLEIN*                    Director                      March 7, 2001
----------------
Melvyn N. Klein

JOHN R. PETTY*                      Director                      March 7, 2001
--------------
John R. Petty

SHELI Z. ROSENBERG*                 Director                      March 7, 2001
-------------------
Sheli Z. Rosenberg

STUART M. SLOAN*                    Director                      March 7, 2001
---------------
Stuart M. Sloan

THOMAS C. THEOBALD*                 Director                      March 7, 2001
-------------------
Thomas C. Theobald

SAMUEL ZELL*                        Director                      March 7, 2001
------------
Samuel Zell

*By   DENNIS J. LETHAM
      ----------------
      Dennis J. Letham (Attorney in fact) Dennis J. Letham, as attorney in fact for each person indicated.