Form 10-Q
period 2001-03-30
ANIXTER INTERNATIONAL INC
filed 2001-05-11
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ______ No

     At May 4, 2001, 35,899,776 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements                                             1

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7


                    PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                                *

  Item 2.    Changes in Securities                                            *

  Item 3.    Defaults Upon Senior Securities                                  *

  Item 4.    Submission of Matters to a Vote of Security Holders              *

  Item 5.    Other Information                                                *

  Item 6.    Exhibits and Reports on Form 8-K                                10

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



(In millions, except per share amounts)
                                                       13 Weeks Ended
                                                 --------------------------
                                                 March 30,        March 31,
                                                   2001             2000
                                                 ---------        ---------

Net sales ....................................   $   880.3        $   758.8
Cost of goods sold ...........................       668.3            571.8
                                                 ---------        ---------
Gross profit .................................       212.0            187.0
Operating expenses ...........................       160.1            147.5
Amortization of goodwill .....................         2.2              2.0
                                                 ---------        ---------
Operating income .............................        49.7             37.5
Interest expense .............................        (9.3)            (9.6)
Other, net ...................................        (4.8)            (0.2)
                                                 ---------        ---------
Income before income taxes ...................        35.6             27.7
Income tax expense ...........................        14.7             11.6
                                                 ---------        ---------
Net income ...................................   $    20.9        $    16.1
                                                 =========        =========

Basic income per share .......................   $    0.57        $    0.45

Diluted income per share .....................   $    0.53        $    0.44




   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




(In millions)                                               March 30,       December 29,
                                          ASSETS              2001             2000
                                                            ---------       ------------
                                                           (Unaudited)

Current assets
   Cash ...............................................    $      2.1       $     20.8
   Accounts receivable (less allowances of
   $15.8 and $14.8 in 2001 and 2000, respectively) ....         296.2            293.3
   Note receivable - unconsolidated subsidiary ........         111.9            126.1
   Inventories ........................................         727.3            738.4
   Inventories returnable to vendor, net ..............          --              120.0
   Deferred income taxes ..............................          25.9             25.5
   Other current assets ...............................          11.8             10.3
                                                           ----------       ----------
       Total current assets ...........................       1,175.2          1,334.4

Property and equipment, at cost .......................         172.6            167.1
Accumulated depreciation ..............................        (112.5)          (110.6)
                                                           ----------       ----------
       Property and equipment, net ....................          60.1             56.5

Goodwill (less accumulated amortization of
   $87.9 and $86.8 in 2001 and 2000, respectively) ....         235.8            239.3
Other assets ..........................................          68.4             55.8
                                                           ----------       ----------
       Total assets ...................................    $  1,539.5       $  1,686.0
                                                           ==========       ==========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...................................    $    447.6       $    499.1
   Accrued expenses ...................................         110.9            139.6
   Income taxes payable ...............................          14.5              8.1
                                                           ----------       ----------
       Total current liabilities ......................         573.0            646.8

Long-term debt ........................................         401.1            451.9
Other liabilities .....................................          35.0             32.4
                                                           ----------       ----------
       Total liabilities ..............................       1,009.1          1,131.1

Stockholders' equity
   Common stock .......................................          35.8             37.7
   Capital surplus ....................................           6.1             46.9
   Accumulated other comprehensive income .............         (55.4)           (52.6)
   Retained earnings ..................................         543.9            522.9
                                                           ----------       ----------
       Total stockholders' equity .....................         530.4            554.9
                                                           ----------       ----------
       Total liabilities and stockholders' equity .....    $  1,539.5       $  1,686.0
                                                           ==========       ==========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




(In millions)                                                                          13 Weeks Ended
                                                                                  -----------------------
                                                                                  March 30,     March 31,
                                                                                    2001          2000
                                                                                  ---------     ---------
Operating activities
   Net income .................................................................   $   20.9      $   16.1
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
        Depreciation and amortization .........................................        7.7           6.7
        Accretion of zero-coupon convertible notes ............................        3.6            --
        Deferred income taxes .................................................       (0.4)         (0.8)
        Changes in current assets and liabilities, net ........................       57.4        (112.5)
        Other, net ............................................................        0.1           0.9
                                                                                  --------      --------
            Net cash provided by (used in) continuing operating activities ....       89.3         (89.6)

Investing activities
   Capital expenditures .......................................................       (8.6)         (2.2)
   Acquisition of business ....................................................         --          (6.7)
   Other ......................................................................         --           0.2
                                                                                  --------      --------
            Net cash used in continuing investing activities ..................       (8.6)         (8.7)

Financing activities
   Proceeds from long-term borrowings .........................................      346.1         299.6
   Repayment of long-term borrowings ..........................................     (398.8)       (189.7)
   Proceeds from issuance of common stock .....................................        3.2          11.7
   Purchases of common stock for treasury .....................................      (46.9)        (15.4)
   Other, net .................................................................       (0.1)          0.3
                                                                                  --------      --------
            Net cash (used in) provided by continuing financing activities ....      (96.5)        106.5
                                                                                  --------      --------

(Decrease) increase in cash from continuing operations ........................      (15.8)          8.2
Cash used in discontinued operations ..........................................       (2.9)         (4.9)
Cash at beginning of period ...................................................       20.8          17.5
                                                                                  --------      --------
Cash at end of period .........................................................   $    2.1      $   20.8
                                                                                  ========      ========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

         The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 29, 2000. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2001 presentation.

Recently Issued Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company adopted these standards in the first quarter of fiscal 2001. The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically uses derivatives, both fair value and cash flow hedges, in order to minimize these risks, but not for trading purposes. The Company does not enter into derivative transactions that are ineffective or expect to recognize significant gains and losses associated with SFAS No. 133. At March 30, 2001, the fair market value of the derivatives were included in "Other assets" on the condensed consolidated balance sheet. The impact on the consolidated results of operations or financial position was not significant.


Note 2.  Acquisition of Business

        In the first quarter of 2000, the Company acquired 100% of the stock of allNET Technologies Pty. Limited ("allNET") for $6.7 million. allNET is a structured cabling distributor located in Australia. The effect of this acquisition on the operating results of the Company was not significant.

Note 3.  Income per Share

         The following table sets forth the computation of basic and diluted income per common share:

                                                                             13 weeks ended
                                                                        ------------------------
                                                                        March 30,      March 31,
                                                                          2001           2000
                                                                        ---------      ---------

(In thousands, except per share amounts)

Basic Income Per Share:
    Net income (numerator) ........................................     $20,878        $16,075
    Weighted-average common shares
        outstanding (denominator) .................................      36,894         35,525

    Basic Income Per Share ........................................     $  0.57        $  0.45

Diluted Income Per Share:
    Net income ....................................................     $20,878        $16,075
    Interest impact of assumed
        conversion of convertible notes ...........................       2,223             --
                                                                        -------        -------
    Net income plus assumed  conversion (numerator) ...............     $23,101        $16,075
                                                                        =======        =======
    Weighted-average common shares
        outstanding ...............................................      36,894         35,525
    Effect of dilutive securities:
        Stock options, warrants and convertible notes .............       6,994          1,023
                                                                        -------        -------
    Weighted-average common shares outstanding (denominator) ......      43,888         36,548
                                                                        =======        =======

    Diluted Income Per Share ......................................     $  0.53        $  0.44


Note 4.  Comprehensive Income

         Comprehensive income, net of tax, consisted of the following:

                                                             13 weeks ended
                                                          ----------------------
                                                          March 30,    March 31,
                                                            2001         2000
                                                          ---------    ---------
    (In millions)

Net income ...........................................    $  20.9      $  16.1
Cumulative effect of adoption of SFAS No. 133 ........        2.7           --
Change in cumulative translation adjustment ..........       (8.3)        (4.7)
Change in fair market value of derivatives ...........        2.8           --
                                                          -------      -------
Comprehensive income .................................    $  18.1      $  11.4
                                                          =======      =======


Note 5.  Summarized Financial Information of Anixter Inc.

        The Company had an ownership interest of 99.7% in Anixter Inc. at March 30, 2001, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In millions)                                        March 30,      December 29,
                                                       2001             2000
                                                     ---------      ------------
Assets:                                             (Unaudited)
     Current assets ...........................     $  1,170.9      $  1,331.0
     Property, net ............................           60.1            56.5
     Goodwill, net ............................          235.8           239.3
     Other assets .............................           66.8            53.8
                                                    ----------      ----------
                                                    $  1,533.6      $  1,680.6
                                                    ==========      ==========

Liabilities and Stockholders' Equity:
     Current liabilities ......................     $    571.5      $    645.1
     Other liabilities ........................           30.6            28.6
     Long-term debt ...........................          190.4           244.9
     Subordinated notes payable to parent .....          211.7           250.5
     Stockholders' equity .....................          529.4           511.5
                                                    ----------      ----------
                                                    $  1,533.6      $  1,680.6
                                                    ==========      ==========


                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            13 weeks ended
                                       ------------------------
  (In millions)                         March 30,     March 31,
                                          2001          2000
                                       ---------      ---------

Net sales .......................      $  880.3       $  758.8
Operating income ................      $   50.0       $   38.7
Income before income taxes ......      $   35.4       $   29.4
Net income ......................      $   20.3       $   16.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 29, 2000. This discussion contains forward-looking statements, which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

Financial Liquidity and Capital Resources

Cash Flow

Consolidated net cash provided by continuing operating activities was $89.3 million for the 13 weeks ended March 30, 2001 compared to $89.6 million used for the same period in 2000. Cash provided by operating activities increased primarily due to cash received for inventory that was returned to a vendor. In 2000, inventory increased $82.4 million to support the growth of the business and a significant CLEC contract. Consolidated net cash used in investing activities was $8.6 million for the 13 weeks ended March 30, 2001 versus $8.7 million for the same period in 2000. In the first quarter of 2001, the Company incurred $8.6 million of capital expenditures, primarily for the expansion of warehouse facilities and purchase of software and computer equipment. In the first quarter of 2000, the Company purchased a small structured cabling company in Australia for $6.7 million. Capital expenditures are expected to be approximately $25.0 million in 2001. Consolidated net cash used in financing activities was $96.5 million for the 13 weeks ended March 30, 2001 in comparison to $106.5 million provided in the corresponding 2000 period. The change is primarily the result of a net decrease in long-term borrowings of $52.7 million and $46.9 million of treasury stock purchases. In 2000, long-term borrowings increased $109.9 million, while treasury stock purchases were $15.4 million. In addition, in 2000 the Company received $11.7 million from the exercise of 678,000 stock options. Cash used for discontinued operations was $2.9 million in the 13 weeks ended March 30, 2001 compared to $4.9 million used in the corresponding 2000 period.

Financings

At March 30, 2001, $441.1 million was available under the bank revolving lines of credit at Anixter Inc., of which $11.7 million was available to pay the Company for general corporate purposes. Based upon the current forecast, the Company is anticipating significant cash flow from operations. As a result, on April 24, 2001, the Company cancelled the $110 million 364 day revolving credit line.

Consolidated interest expense was $9.3 million and $9.6 million for the 13 weeks ended March 30, 2001 and March 31, 2000 respectively. The decrease is due to lower debt levels (partially offset by higher interest rates), a result of the impact of the accounts receivable securitization program implemented in the third quarter of fiscal year 2000. In "Other expense", the Company recorded expense of $3.7 million relating to the interest expense incurred by Anixter Receivables Corporation, a wholly owned unconsolidated subsidiary.

In 2001, the Company authorized an increase of an additional 2 million shares to its existing share repurchase program, with the volume and timing to depend on market conditions. During the first quarter of 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations.

Other Liquidity Considerations

Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Results of Operations

The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns, possible rapid changes in applicable technologies or regulatory changes that substantially change the cost and/or availability of public networking bandwidth.

Quarter ended March 30, 2001: Net income for the first quarter of 2001 was $20.9 million compared with $16.1 million for the first quarter of 2000.

The Company's net sales during the first quarter of 2001 increased 16.0% to $880.3 million from $758.8 million in the same period in 2000. Net sales by major geographic market are presented in the following table:

                                                13 weeks ended
                                             ---------------------
                                             March 30,   March 31,
     (In millions)                             2001        2000
                                             ---------   ---------

North America ...........................    $  662.3    $  584.7
Europe ..................................       162.4       133.9
Asia Pacific and Latin America ..........        55.6        40.2
                                             --------    --------
                                             $  880.3    $  758.8
                                             ========    ========

When compared to the corresponding period in 2000, North America sales for the first quarter of 2001 grew 13.3% to $662.3 million. The improvement was a result of strong sales increases to the integrated supply market along with good growth in sales to the core enterprise network communications and electrical wire and cable market. Due to difficult market conditions in the North America telecommunications industry, service provider market sales declined 32.3%. Europe sales increased 21.3% reflecting strong growth in the service provider market, along with a growing amount of sales to the integrated supply market. Excluding the effect of changes in exchange rates, Europe sales improved 29.6%. Asia Pacific and Latin American net sales were up 38.3% from the first quarter of 2000, reflecting very strong sales in Latin America. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales increased 43.3%.

Operating income increased to $49.7 million in 2001 from $37.5 million in the first quarter of 2000. Operating income by major geographic market is presented in the following table:

                                                13 weeks ended
                                             --------------------
                                             March 30,  March 31,
      (In millions)                            2001       2000
                                             ---------  ---------

North America ...........................    $  41.0    $  32.7
Europe ..................................        7.7        5.2
Asia Pacific and Latin America ..........        1.0       (0.4)
                                             -------    -------
                                             $  49.7    $  37.5
                                             =======    =======

North America operating income for the first quarter of 2001 increased 25.7% from the corresponding period in 2000. Operating margins improved to 6.2% in the first quarter of 2001 from 5.6% in the same period in 2000. The improvement primarily relates to further leveraging of the expense structure through cost controls, along with improved gross margins resulting from the change in sales mix caused by the decline in sales to the lower margin service provider markets. Europe operating income increased 46.1% reflecting strong first quarter sales. Excluding the effect of changes in exchange rates, Europe operating profit increased 53.5%. Asia Pacific and Latin America operating income increased $1.4 million, from a loss of $.4 million in the first quarter of 2000. This resulted from the 38.3% improvement in sales and a reduced cost structure following the changes made in staffing and operations over the recent years. Changes in exchange rates had a minimal effect on operating income.

Other expense totaled $4.8 million and $.2 million in the first quarter of 2001 and 2000, respectively. In 2001, the Company incurred $4.0 million in costs associated with the accounts receivable securitization program and $.8 million of foreign exchange losses.

The consolidated tax provision on continuing operations increased to $14.7 million in 2001 from $11.6 million in the first quarter of 2000. The 2001 effective tax rate of 41.3% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations which are not currently deductible.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         On February 23, 2001, the Company announced that its ongoing program to repurchase its common stock has been increased to permit the purchase of an additional 1 million shares.

         On March 15, 2001, the Company announced that its ongoing program to repurchase its common stock has been increased to permit the purchase of an additional 1 million shares.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANIXTER INTERNATIONAL INC.

Date: May 11, 2001                         By: /s/ Robert W. Grubbs
                                           ----------------------------
                                                   Robert W. Grubbs
                                           President and Chief Executive Officer

Date: May 11, 2001                         By: /s/ Dennis J. Letham
                                           ----------------------------
                                                   Dennis J. Letham
                                           Senior Vice President - Finance
                                             and Chief Financial Officer