Form 10-Q
period 2001-06-29
ANIXTER INTERNATIONAL INC
filed 2001-08-10
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      -
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

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


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes X   No__

                  At August 6, 2001, 36,729,620 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   1

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      *

Item 2. Changes in Securities                                                  *

Item 3. Defaults Upon Senior Securities                                        *

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                      *

Item 6. Exhibits and Reports on Form 8-K                                      13

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                                       ----------------------    ----------------------
(In millions, except per share amounts)                  June 29,   June 30,       June 29,   June 30,
                                                          2001       2000           2001       2000
                                                          ----       ----           ----       ----
Net sales                                                $  839.8   $  920.9      $1,720.1   $1,679.7
Cost of goods sold                                          639.3      712.2       1,307.6    1,284.0
                                                         --------   --------      --------   --------
Gross profit                                                200.5      208.7         412.5      395.7
Operating expenses                                          155.0      156.6         315.1      304.1
Amortization of goodwill                                      2.3        2.1           4.5        4.1
                                                         --------   --------      --------   --------
Operating income                                             43.2       50.0          92.9       87.5
Interest expense                                             (8.9)     (11.8)        (18.2)     (21.4)
Other, net                                                   (3.4)       1.0          (8.2)       0.8
                                                         --------   --------      --------   --------
Income before income taxes and extraordinary loss            30.9       39.2          66.5       66.9
Income tax expense                                           12.2       16.5          26.9       28.1
                                                         --------   --------      --------   --------
Income before extraordinary loss                             18.7       22.7          39.6       38.8

Extraordinary loss on early extinguishment
     of debt (net of income tax benefit of $.6)              (0.8)         -          (0.8)         -
                                                         --------   --------      --------   --------
Net income                                               $   17.9   $   22.7      $   38.8   $   38.8
                                                         ========   ========      ========   ========

Basic income per share:
    Income before extraordinary loss                     $   0.52   $   0.62      $   1.08   $   1.08
    Extraordinary loss                                      (0.02)         -         (0.02)         -
                                                         --------   --------      --------   --------
    Net income                                           $   0.50   $   0.62      $   1.06   $   1.08
                                                         ========   ========      ========   ========

Diluted income per share:
    Income before extraordinary loss                     $   0.49   $   0.60      $   1.01   $   1.04
    Extraordinary loss                                      (0.02)         -         (0.02)         -
                                                         --------   --------      --------   --------
    Net income                                           $   0.47   $   0.60      $   0.99   $   1.04
                                                         ========   ========      ========   ========




      See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




(In millions)                                           June 29,          December 29,
                                                          2001               2000
                                                       ----------         ------------
                            ASSETS
                                                       (Unaudited)
Current assets
   Cash                                                $     8.3           $    20.8
   Accounts receivable (less allowances of
     $15.3 and $14.8 in 2001 and 2000, respectively)       249.7               293.3
   Note receivable - unconsolidated subsidiary             132.5               126.1
   Inventories                                             623.1               738.4
   Inventories returnable to vendor, net                       -               120.0
   Deferred income taxes                                    26.3                25.5
   Other current assets                                     12.1                10.3
                                                       ---------           ---------
       Total current assets                              1,052.0             1,334.4

Property and equipment, at cost                            176.5               167.1
Accumulated depreciation                                  (114.3)             (110.6)
                                                       ---------           ---------
       Property and equipment, net                          62.2                56.5

Goodwill (less accumulated amortization of
   $90.2 and $86.8 in 2001 and 2000, respectively)         234.1               239.3
Other assets                                                71.2                55.8
                                                       ---------           ---------
                                                       $ 1,419.5           $ 1,686.0
                                                       =========           =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                    $   346.9           $   499.1
   Accrued expenses                                         97.8               139.6
   Income taxes payable                                      5.9                 8.1
                                                       ---------           ---------
       Total current liabilities                           450.6               646.8

Long-term debt                                             369.9               451.9
Other liabilities                                           38.7                32.4
                                                       ---------           ---------
       Total liabilities                                   859.2             1,131.1
Stockholders' equity
   Common stock                                             36.5                37.7
   Capital surplus                                          18.1                46.9
   Accumulated other comprehensive income                  (56.0)              (52.6)
   Retained earnings                                       561.7               522.9
                                                       ---------           ---------
        Total stockholders' equity                         560.3               554.9
                                                       ---------           ---------
        Total liabilities and stockholders' equity     $ 1,419.5           $ 1,686.0
                                                       =========           =========



      See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




(In millions)                                                                        26 Weeks Ended
                                                                                 -----------------------
                                                                                 June 29,        June 30,
                                                                                   2001            2000
                                                                                   ----            ----
Operating activities
   Net income                                                                     $ 38.8         $ 38.8
   Adjustments to reconcile net income to net cash
     provided by (used in) continuing operating activities:
        Extraordinary loss                                                           0.8              -
        Depreciation and amortization                                               15.4           13.4
        Accretion of zero-coupon convertible notes                                   7.2              -
        Deferred income taxes                                                       (0.3)          (1.1)
        Changes in current assets and liabilities, net                              63.6         (225.3)
        Other, net                                                                   1.5            1.5
                                                                                  ------         ------
            Net cash provided by (used in) continuing operating activities         127.0         (172.7)

Investing activities
   Capital expenditures                                                            (15.4)          (6.2)
   Acquisition of business                                                             -           (6.7)
                                                                                  ------         ------
            Net cash used in continuing investing activities                       (15.4)         (12.9)

Financing activities
   Proceeds from long-term borrowings                                              578.8          844.4
   Repayment of long-term borrowings                                              (639.4)        (649.2)
   Repayment of notes payable                                                      (27.3)             -
   Proceeds from issuance of common stock                                           14.9           28.3
   Purchases of common stock for treasury                                          (46.9)         (15.4)
   Debt issuance costs                                                              (0.1)          (6.0)
   Other, net                                                                       (0.1)          (3.5)
                                                                                  ------         ------
            Net cash (used in) provided by continuing financing activities        (120.1)         198.6
                                                                                  ------         ------

(Decrease) increase in cash from continuing operations                              (8.5)          13.0
Cash used in discontinued operations                                                (4.0)          (9.7)
Cash at beginning of period                                                         20.8           17.5
                                                                                  ------         ------
Cash at end of period                                                             $  8.3         $ 20.8
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company adopted these standards in the first quarter of fiscal 2001. The impact of adoption on the consolidated results of operations or financial position was not significant. The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically uses derivatives, both fair value and cash flow hedges, in order to minimize these risks, but not for trading purposes. The Company does not enter into derivative transactions that are ineffective or expect to recognize significant gains and losses associated with SFAS No. 133. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain of its interest rate hedge agreements for which there were no longer outstanding borrowings. At June 29, 2001, the fair market value of the derivatives were included in "Other assets" on the condensed consolidated balance sheet.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.



          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and does not anticipate that the effect of these tests will be significant on the earnings and financial position of the Company.

NOTE 2.  ACQUISITION OF BUSINESS

        In the first quarter of 2000, the Company acquired 100% of the stock of allNET Technologies Pty. Limited ("allNET") for $6.7 million. allNET is a structured cabling distributor located in Australia. The effect of this acquisition on the operating results of the Company was not significant.

NOTE 3.  INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per common share:


                                               13 WEEKS ENDED            26 WEEKS ENDED
                                           -----------------------   -----------------------
                                            JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                              2001         2000         2001         2000
                                           ----------   ----------   ----------   ----------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC INCOME PER SHARE
    Income before extraordinary loss       $  18,742    $  22,717    $  39,620    $  38,792
    Extraordinary loss                          (850)          -          (850)          -
                                           ----------   ----------   ----------   ----------
    Net income (numerator)                 $  17,892    $  22,717    $  38,770    $  38,792
                                           ==========   ==========   ==========   ==========
    Weighted- average common shares
          outstanding (denominator)           35,829       36,444       36,567       35,985

    Income before extraordinary loss       $    0.52    $    0.62    $    1.08    $    1.08
    Extraordinary loss                         (0.02)          -         (0.02)          -
    Net income                             $    0.50    $    0.62    $    1.06    $    1.08


DILUTED INCOME PER SHARE
    Income before extraordinary loss       $  18,742    $  22,717    $  39,620    $  38,792
    Interest impact of assumed
      conversion of convertible notes          2,222           45        4,445           45
                                           ----------   ----------   ----------   ----------
    Adjusted income before extraordinary
      loss (numerator)                        20,964       22,762       44,065       38,837
    Extraordinary loss                          (850)          -          (850)          -
                                           ----------   ----------   ----------   ----------
    Net income                             $  20,114    $  22,762    $  43,215    $  38,837
                                           ==========   ==========   ==========   ==========
    Weighted-average common shares
      outstanding                             35,829       36,444       36,567       35,985
    Effect of dilutive securities:
      Stock options, warrants and
         convertible notes                     7,301        1,446        7,147        1,367
                                           ----------   ----------   ----------   ----------
    Weighted-average common shares
      outstanding (denominator)               43,130       37,890       43,714       37,352
                                           ==========   ==========   ==========   ==========

    Income before extraordinary loss       $    0.49    $    0.60    $    1.01    $    1.04
    Extraordinary loss                         (0.02)          -         (0.02)          -
    Net income                             $    0.47    $    0.60    $    0.99    $    1.04



NOTE 4.  COMPREHENSIVE INCOME

         Comprehensive income, net of tax, consisted of the following:



                                                 13 WEEKS ENDED        26 WEEKS ENDED
                                              -------------------   -------------------
     (IN MILLIONS)                            JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                2001       2000       2001       2000
                                              --------   --------   --------   --------
Net income                                    $  17.9    $  22.7     $  38.8   $  38.8
Cumulative effect of adoption of
     SFAS No. 133                                  -          -          2.7        -
Change in cumulative translation adjustment       1.1       (5.8)       (7.2)    (10.4)
Change in fair market value of derivatives       (1.7)        -          1.1        -
                                              --------   --------   ---------  --------
Comprehensive income                          $  17.3    $  16.9    $   35.4   $  28.4
                                              ========   ========   =========  ========




NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

        The Company had an ownership interest of 99.7% in Anixter Inc. at June 29, 2001, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.:


                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)                               JUNE 29,  DECEMBER 29,
                                              2001       2000
                                           ---------   ---------
                                          (UNAUDITED)
Assets:
  Current assets                           $ 1,047.1   $ 1,331.0
  Property, net                                 62.2        56.5
  Goodwill, net                                234.1       239.3
  Other assets                                  67.5        53.8
                                           ---------   ---------
                                           $ 1,410.9   $ 1,680.6
                                           =========   =========

Liabilities and Stockholders' Equity:
  Current liabilities                      $   443.4   $   645.1
  Other liabilities                             31.5        28.6
  Long-term debt                               155.6       244.9
  Subordinated notes payable to parent         234.3       250.5
  Stockholders' equity                         546.1       511.5
                                           ---------   ---------
                                           $ 1,410.9   $ 1,680.6
                                           =========   =========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 13 WEEKS ENDED          26 WEEKS ENDED
                             ---------------------   ---------------------

(IN MILLIONS)                 JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                2001        2000        2001        2000
                             ---------   ---------   ---------   ---------


Net sales                    $   839.8   $   920.9    $ 1,720.1  $ 1,679.7

Operating income             $    43.5   $    50.4    $    93.5  $    89.1

Income before income taxes
   and extraordinary loss    $    30.9   $    39.1    $    66.3  $    68.5

Net income                   $    17.6   $    22.0    $    37.9  $    38.6



NOTE 6.  EXTINGUISHMENT OF DEBT

          During the second quarter of 2001, the Company repurchased $26.2 million of its 8% senior notes that mature in September, 2003 for $27.3 million. Additionally, the Company expensed $.3 million of debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement, due 2001. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.4 million ($850,000 net of tax) in its condensed consolidated statements of operations for the 13 and 26 weeks ended June 29, 2001.

NOTE 7.  SUBSEQUENT EVENT

          On July 20, 2001, the Company repurchased an additional $3.0 million of its 8% senior notes that mature in September, 2003 for $3.1 million. The Company will reflect an extraordinary loss of $.1 million on the early extinguishment of debt from this transaction in its condensed consolidated statements of operations for the 13 and 39 weeks ended September 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 29, 2000. This discussion contains forward-looking statements, which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Consolidated net cash provided by continuing operating activities was $127.0 million for the 26 weeks ended June 29, 2001 compared, to $172.7 million used for the same period in 2000. Cash provided by operating activities increased primarily due to a reduction in working capital required to support the business. In 2000, inventory increased $241.1 million to support the growth of the business and a significant CLEC contract. Consolidated net cash used in investing activities was $15.4 million for the 26 weeks ended June 29, 2001, versus $12.9 million for the same period in 2000. For the 26 weeks ended June 29, 2001, the Company incurred $15.4 million of capital expenditures, primarily for the expansion of warehouse facilities and purchase of software and computer equipment. In the first quarter of 2000, the Company purchased allNet Technologies Pty. Limited in Australia for $6.7 million. Capital expenditures are expected to be approximately $22.0 million in 2001. Consolidated net cash used in financing activities was $120.1 million for the 26 weeks ended June 29, 2001, in comparison to $198.6 million provided in the corresponding 2000 period. The change is primarily the result of a net decrease in long-term borrowings of $60.6 million, extinguishment of senior notes of $27.3 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $14.9 million received from the exercise of 896,637 stock options. In 2000, long-term borrowings increased $195.2 million, while treasury stock purchases were $15.4 million. In addition, in 2000 the Company received $28.3 million from the exercise of 1,673,000 stock options. Cash used for discontinued operations was $4.0 million in the 26 weeks ended June 29, 2001, compared to $9.7 million used in the corresponding 2000 period.

FINANCINGS

At June 29, 2001, $332.4 million was available under the bank revolving lines of credit at Anixter Inc., of which $18.5 million was available to pay the Company for general corporate purposes. On April 24, 2001, Anixter Inc. cancelled a $110 million 364 day revolving credit line.

During the second quarter of 2001, Anixter Inc. repurchased $26.2 million of its 8% senior notes that mature in September, 2003, for $27.3 million. In July 2001, Anixter Inc. repurchased an additional $3.0 million of its 8% senior notes for $3.1 million.

Consolidated interest expense was $18.2 million and $21.4 million for the 26 weeks ended June 29, 2001 and June 30, 2000, respectively. The decrease is due to lower debt levels, a result of the impact of the accounts receivable securitization program implemented in the third quarter of fiscal year 2000 and lower working capital levels. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain of its interest rate hedge agreements for which there were no longer outstanding borrowings. The Company recorded other expense of $6.6 million related to the interest expense incurred by Anixter Receivables Corporation, a wholly owned unconsolidated subsidiary.

The Company had authorized the purchase of up to 2.8 million shares of its common stock, with the volume and timing to depend on market conditions. During the first half of 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations.

OTHER LIQUIDITY CONSIDERATIONS

Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

RESULTS OF OPERATIONS

The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns, potentially rapid changes in applicable technologies or regulatory changes that substantially change the cost and/or availability of public networking bandwidth.

QUARTER ENDED JUNE 29, 2001: Net income for the second quarter of 2001 was $17.9 million compared with $22.7 million for the second quarter of 2000. In the second quarter of 2001, the Company recorded an after-tax extraordinary loss of $850,000 for the early extinguishment of $26.2 million of the 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

The Company's net sales during the second quarter of 2001 decreased 8.8% to $839.8 million from $920.9 million in the same period in 2000. Net sales by major geographic market are presented in the following table:

                                               13 WEEKS ENDED
                                          ----------------------
     (IN MILLIONS)                         JUNE 29,     JUNE 30,
                                             2001         2000
                                          ---------    ---------
     North America                        $  656.7     $  734.3
     Europe                                  130.6        142.6
     Asia Pacific and Latin America           52.5         44.0
                                          ---------    ---------
                                          $  839.8     $  920.9
                                          =========    =========

When compared to the corresponding period in 2000, North America sales for the second quarter of 2001 decreased 10.6% to $656.7 million. In 2000, the Company's sales included $63 million of non-recurring low gross margin fulfillment sales. Excluding these sales, North America was down by 1.9%. This decrease reflects the general economic softness in the United States, combined with significant weakness in the Service Provider and technology related business sectors. Sales declines in the Enterprise Network Communications and Electrical Wire and Cable markets were partially offset by a significant increase in the Integrated Supply market. Europe sales decreased 8.4% primarily due to the impact of foreign exchange rates. Excluding the effect of changes in exchange rates, Europe sales declined only 2.7%. This decline is primarily related to softness in the Enterprise Network Communications market. Asia Pacific and Latin American net sales were up 19.4% from the second quarter of 2000, reflecting very strong sales in Latin America. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales increased 22.5%.

Operating income decreased to $43.2 million in 2001 from $50.0 million in the second quarter of 2000. Operating income by major geographic market is presented in the following table:

                                                  13 WEEKS ENDED
                                             ----------------------
     (IN MILLIONS)                            JUNE 29,     JUNE 30,
                                               2001          2000
                                             ---------    ---------

     North America                           $   35.4     $   43.9
     Europe                                       6.9          6.2
     Asia Pacific and Latin America               0.9         (0.1)
                                             ---------    ---------
                                             $   43.2     $   50.0
                                             =========    =========

North America operating income for the second quarter of 2001 decreased 19.6% from the corresponding period in 2000. Excluding the non-recurring fulfillment sales noted previously, operating profit declined 13.1%. Operating margins declined to 5.4% in the second quarter of 2001 from 6.0% in the same period in 2000. The decline in operating margin primarily relates to incremental costs associated with facility expansions completed in late 2000. Europe operating income increased 13.1% reflecting lower operating expenses and slightly higher gross margins, primarily in the Specialty Wire and Cable market. Lower operating expenses are a result of organizational changes and refocused marketing efforts over the past two years. Excluding the effect of changes in exchange rates, Europe operating profit increased 19.3%. Asia Pacific and Latin America operating income increased $1.0 million, from a loss of $.1 million in the second quarter of 2000. This resulted from the 19.4% improvement in sales and a reduced cost structure following the changes made in staffing and operations in recent years. Changes in exchange rates had a minimal effect on operating income.

Other expense, net totaled $3.4 million in the second quarter of 2001 compared to income of $1.0 million in the corresponding period in 2000. In the second quarter of 2001, the Company incurred $3.4 million in costs associated with the accounts receivable securitization program. In 2000, the Company recorded $1.1 million of interest income primarily related to an income tax refund. The consolidated tax provision on continuing operations decreased to $12.2 million in 2001 from $16.5 million in the second quarter of 2000. The second quarter 2001 effective tax rate of 39.5% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations for which no current benefit is available. The decline from the first quarter 2001 rate of 41.3% is due to the anticipation of a higher percentage of foreign earnings which are taxed at a lower rate due to the utilization of operating loss carry-forwards. The full year anticipated effective tax rate is 40.5%.

26 WEEKS ENDED JUNE 29, 2001: Net income for the 26 weeks ended June 29, 2001 was $38.8 million equal to the corresponding period in 2000. In the second quarter of 2001, the Company recorded an after-tax extraordinary loss of $850,000 for the early extinguishment of $26.2 million of the 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

The Company's net sales during the 26 weeks ended June 29, 2001 increased 2.4% to $1,720.1 million from $1,679.7 million in the same period in 2000.

 Net sales by major geographic market are presented in the following table:

                                      26 WEEKS ENDED
                                 ------------------------
(IN MILLIONS)                     JUNE 29,       JUNE 30,
                                    2001           2000
                                 ----------     ---------
North America                    $ 1,319.0      $ 1,319.0
Europe                               293.0          276.5
Asia Pacific and Latin America       108.1           84.2
                                 ---------      ---------
                                 $ 1,720.1      $ 1,679.7
                                 =========      =========


When compared to the corresponding period in 2000, North America sales for the 26 weeks ended June 29, 2001 remained flat at $1,319.0 million. 2001 sales were flat in the core Enterprise Network Communications product set, while decreased sales in the Service Provider sector were offset by increased sales in the Integrated Supply and Electrical Wire and Cable markets. Europe sales increased 6.0% due to strong sales in the Service Provider and Integrated Supply markets. Excluding the effect of changes in exchange rates, Europe sales improved 12.9%. Asia Pacific and Latin American net sales were up 28.4% from the same period in 2000, reflecting improvement in their respective economies. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America net sales increased 32.4%.


Operating income for the first half of 2001 increased 6.2%, or $5.4 million, from $87.5 million in the first half of 2000. Operating income by major geographic market is presented in the following table:

                                     26 WEEKS ENDED
                                ------------------------
(IN MILLIONS)                    JUNE 29,       JUNE 30,
                                   2001           2000
                                ---------      ---------
North America                   $    76.4      $    76.6
Europe                               14.6           11.4
Asia Pacific and Latin America        1.9           (0.5)
                                ---------      ---------
                                $    92.9      $    87.5
                                =========      =========

North America operating income and related operating margins were basically flat compared to last year for the first half of 2001. Europe operating income increased 28.2%, due to the increase in sales and a significant reduction in operating expenses, reflecting organizational changes and refocused marketing efforts. Excluding the effect of changes in exchange rates, Europe operating profit increased 35.0%. Asia Pacific and Latin America recorded operating profit of $1.9 million in the first half of 2001 compared to a loss of $.5 million for the same period in 2000. This resulted from the 28.4% improvement in sales and a reduced cost structure following the corrections made over the last two years. Changes in exchange rates had a minimal effect on operating income.

Other expense, net totaled $8.2 million for the 26 weeks ended June 29, 2001 compared to income of $.8 million for the same period in 2000. During the first half of 2001, the Company incurred $7.4 million in costs associated with the accounts receivable securitization program and $1.0 million in foreign exchange losses offset by miscellaneous income of $.2 million. In 2000, the Company recorded $1.1 million of interest income primarily related to an income tax refund.

The consolidated tax provision on continuing operations decreased to $26.9 million in 2001 from $28.1 million in the first half of 2000 due to a reduction in the income tax rate and slightly lower pre-tax earnings. The 2001 effective tax rate of 40.5% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations for which no current benefit is available. The decline in the effective tax rate from 42.0% in 2000, reflects the anticipation of a higher percentage of foreign earnings which have a lower effective tax rate than domestic earnings due to the utilization of operating loss carry-forwards.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 24, 2001 the Directors of the Company were elected as follows:

DIRECTORS                                  VOTES
---------                      ----------------------------
                                  FOR              WITHHELD
                               ----------          --------

Lord James Blythe              33,731,778            34,779
Robert L. Crandall             33,731,211            35,346
Robert W. Grubbs, Jr.          31,083,129         2,683,428
F. Phillip Handy               33,735,269            31,288
Melvyn N. Klein                33,732,434            34,123
John R. Petty                  33,732,054            34,503
Stuart M. Sloan                33,735,526            31,031
Thomas C. Theobald             33,734,422            32,135
Matthew Zell                   33,192,692           573,865
Samuel Zell                    33,214,349           552,208


At this Annual Meeting, the 2001 Stock Incentive Plan was approved by a vote of 21,597,166 shares "for" and 10,002,713 shares "against" with 73,185 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             None.

(b)      Reports on Form 8-K

             None.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 ANIXTER INTERNATIONAL INC.

Date: August 9, 2001        By:        /S/ ROBERT W. GRUBBS
                                 -------------------------------------
                                           Robert W. Grubbs
                                 President and Chief Executive Officer

Date: August 9, 2001        By:        /S/ DENNIS J. LETHAM
                                 -------------------------------------
                                           Dennis J. Letham
                                    Senior Vice President - Finance
                                      and Chief Financial Officer