Form 10-Q
period 2001-09-28
ANIXTER INTERNATIONAL INC
filed 2001-11-08
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       ---
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

         At November 2, 2001, 36,852,062 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements                                     1

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 9


                           PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                        *

         Item 2.    Changes in Securities                                    *

         Item 3.    Defaults Upon Senior Securities                          *

         Item 4.    Submission of Matters to a Vote of Security Holders      *

         Item 5.    Other Information                                        *

         Item 6.    Exhibits and Reports on Form 8-K                        15

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             ANIXTER INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                 FOR THE 13 WEEKS ENDED                 FOR THE 39 WEEKS ENDED
                                                            ---------------------------------      ------------------------------
                                                            SEPTEMBER 28,       SEPTEMBER 29,      SEPTEMBER 28,    SEPTEMBER 29,
                                                                2001                2000               2001             2000
                                                            -------------       -------------      -------------    -------------
NET SALES                                                   $     761.5         $     971.8        $   2,481.6      $   2,651.5
Cost of goods sold                                                590.8               754.1            1,898.4          2,038.1
                                                            -------------       -------------      -------------    -------------
Gross profit                                                      170.7               217.7              583.2            613.4
Operating expenses                                                146.8               161.7              461.9            465.8
Amortization of goodwill                                            2.2                 2.1                6.7              6.2
Restructuring costs                                                31.7                   -               31.7                -
                                                            -------------       -------------      -------------    -------------
OPERATING INCOME (LOSS)                                           (10.0)               53.9               82.9            141.4
Interest expense                                                   (6.5)              (12.5)             (24.7)           (33.9)
Other, net                                                         (3.2)               (0.5)             (11.4)             0.3
                                                            -------------       -------------      -------------    -------------
Income (loss) before income taxes and extraordinary loss          (19.7)               40.9               46.8            107.8
Income tax expense (benefit)                                       (8.0)               16.9               18.9             45.0
                                                            -------------       -------------      -------------    -------------
Income (loss) before extraordinary loss                           (11.7)               24.0               27.9             62.8

Extraordinary loss on early extinguishment of debt
 (net of income tax benefit of $.1 and $.7, respectively)          (0.2)                  -               (1.0)               -
                                                            -------------       -------------      -------------    -------------
NET INCOME (LOSS)                                           $     (11.9)        $      24.0        $      26.9      $      62.8
                                                            =============       =============      =============    =============
BASIC INCOME (LOSS)  PER SHARE:
    Income (loss) before extraordinary loss                 $     (0.32)        $      0.65        $      0.76      $      1.73
    Extraordinary loss                                            (0.01)                  -              (0.03)               -
    Net income (loss)                                       $     (0.33)        $      0.65        $      0.74      $      1.73

DILUTED INCOME (LOSS)  PER SHARE:
    Income (loss) before extraordinary loss                 $     (0.32)        $      0.59        $      0.74      $      1.63
    Extraordinary loss                                            (0.01)                  -              (0.03)               -
    Net income (loss)                                       $     (0.33)        $      0.59        $      0.71      $      1.63








   See accompanying notes to the condensed consolidated financial statements.

                                                ANIXTER INTERNATIONAL INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS




(IN MILLIONS)                                                                SEPTEMBER 28,       DECEMBER 29,
                                ASSETS                                           2001                2000
                                                                             -------------       ------------
                                                                              (UNAUDITED)
CURRENT ASSETS
   Cash                                                                      $       6.6         $     20.8
   Accounts receivable (less allowances of
     $19.4 and $14.8 in 2001 and 2000, respectively)                               243.2              293.3
   Note receivable - unconsolidated subsidiary                                     112.6              126.1
   Inventories                                                                     568.8              738.4
   Inventories returnable to vendor, net                                               -              120.0
   Deferred income taxes                                                            26.1               25.5
   Other current assets                                                             11.0               10.3
                                                                             -------------       ------------
       Total current assets                                                        968.3            1,334.4
Property and equipment, at cost                                                    173.9              167.1
Accumulated depreciation                                                          (115.6)            (110.6)
                                                                             -------------       ------------
       Property and equipment, net                                                  58.3               56.5
Goodwill (less accumulated amortization of
   $93.4 and $86.8 in 2001 and 2000, respectively)                                 234.0              239.3
Other assets                                                                        75.7               55.8
                                                                             -------------       ------------
                                                                             $   1,336.3         $  1,686.0
                                                                             =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $     316.4         $    499.1
   Accrued expenses                                                                 92.6              139.6
   Accrued restructuring costs                                                      17.2                  -
   Income taxes payable                                                              5.0                8.1
                                                                             -------------       ------------
       Total current liabilities                                                   431.2              646.8

Long-term debt                                                                     304.0              451.9
Other liabilities                                                                   46.8               32.4
                                                                             -------------       ------------
       Total liabilities                                                           782.0            1,131.1
STOCKHOLDERS' EQUITY
   Common stock                                                                     36.8               37.7
   Capital surplus                                                                  24.3               46.9
   Accumulated other comprehensive income                                          (56.6)             (52.6)
   Retained earnings                                                               549.8              522.9
                                                                             -------------       ------------
        Total stockholders' equity                                                 554.3              554.9
                                                                             -------------       ------------
        Total liabilities and stockholders' equity                           $    1,336.3        $  1,686.0
                                                                             =============       ============



   See accompanying notes to the condensed consolidated financial statements.

                                           ANIXTER INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)




(In millions)                                                                            FOR THE 39 WEEKS ENDED
                                                                                 --------------------------------------
                                                                                 SEPTEMBER 28,            SEPTEMBER 29,
                                                                                     2001                    2000
                                                                                 -------------            -------------

Operating activities
   Net income                                                                     $    26.9                $    62.8
   Adjustments to reconcile net income to net cash
     provided by (used in) continuing operating activities:
        Extraordinary loss                                                              1.0                        -
        Non-cash restructuring costs                                                    6.6                        -
        Loss on disposal of fixed assets                                                0.3                        -
        Depreciation and amortization                                                  23.2                     20.3
        Accretion of zero-coupon convertible notes                                     11.0                        -
        Deferred income taxes                                                          (0.4)                    (2.0)
        Changes in current assets and liabilities, net                                100.9                   (307.8)
        Restructuring costs                                                            23.3                        -
        Other, net                                                                      4.7                      0.6
                                                                                 -------------            -------------
            Net cash provided by (used in) continuing operating activities            197.5                   (226.1)

INVESTING ACTIVITIES
   Capital expenditures                                                               (19.5)                   (13.2)
   Acquisitions and divestitures                                                          -                     (3.7)
                                                                                 -------------            -------------
            Net cash used in continuing investing activities                          (19.5)                   (16.9)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                 743.5                  1,155.9
   Repayment of long-term borrowings                                                 (868.6)                  (903.0)
   Repayment of notes payable                                                         (33.6)                       -
   Proceeds from issuance of common stock                                              20.3                     30.8
   Purchases of common stock for treasury                                             (46.9)                   (15.4)
   Debt issuance costs                                                                 (0.1)                    (6.4)
   Other, net                                                                          (2.2)                    (6.2)
                                                                                 -------------            -------------
            Net cash (used in) provided by continuing financing activities           (187.6)                   255.7
                                                                                 -------------            -------------
(DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS                                 (9.6)                    12.7
Cash used in discontinued operations                                                   (4.6)                   (11.8)
Cash at beginning of period                                                            20.8                     17.5
                                                                                 -------------            -------------
Cash at end of period                                                             $     6.6                $    18.4
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company adopted these standards in the first quarter of fiscal 2001. The impact of adoption on the consolidated results of operations or financial position was not significant. The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically uses derivatives, both fair value and cash flow hedges, in order to minimize these risks, but not for trading purposes. The Company does not enter into derivative transactions that are ineffective or expect to recognize significant gains and losses associated with SFAS No. 138. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain of its interest rate hedge agreements for which there were no longer outstanding borrowings. At September 28, 2001, the fair market value of the derivatives were included in "Other assets" on the condensed consolidated balance sheet.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

NOTE 3.  INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per common share:



                                                    FOR THE 13 WEEKS ENDED            FOR THE  39 WEEKS ENDED
                                                 -----------------------------     -----------------------------
                                                 SEPTEMBER 28,   SEPTEMBER 29,     SEPTEMBER 28,   SEPTEMBER 29,
                                                     2001            2000              2001            2000
                                                 -------------   -------------     -------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BASIC INCOME (LOSS) PER SHARE
    Income (loss) before extraordinary loss      $    (11,728)   $     24,055      $     27,892    $     62,848
    Extraordinary loss                                   (189)              -            (1,039)              -
                                                 -------------   -------------     -------------   -------------
    Net income (loss) (numerator)                $    (11,917)   $     24,055      $     26,853    $     62,848
                                                 =============   =============     =============   =============
    Weighted- average common shares
          outstanding (denominator)                    36,438          36,975            36,524          36,321

    Income (loss) before extraordinary loss      $      (0.32)   $       0.65      $       0.76    $       1.73
    Extraordinary loss                                  (0.01)              -             (0.03)              -
    Net income (loss)                            $      (0.33)   $       0.65      $       0.74    $       1.73

DILUTED INCOME (LOSS) PER SHARE
    Income (loss) before extraordinary loss      $    (11,728)   $     24,055      $     27,892    $     62,848
    Interest impact of assumed
        conversion of convertible notes                     -           2,056                 -           2,101
                                                 -------------   -------------     -------------   -------------
    Adjusted income (loss) before
        extraordinary loss (numerator)                (11,728)         26,111            27,892          64,949
    Extraordinary loss                                   (189)              -            (1,039)              -
                                                 -------------   -------------     -------------   -------------
    Net income (loss)                            $    (11,917)   $     26,111      $     26,853    $     69,949
                                                 =============   =============     =============   =============
    Weighted-average common shares
        outstanding                                    36,438          36,975            36,524          36,321
    Effect of dilutive securities:
        Stock options, warrants and
             convertible notes                              -           7,519             1,274           3,450
                                                 -------------   -------------     --------------  -------------
    Weighted-average common shares
        outstanding (denominator)                      36,438          44,494            37,798          39,771
                                                 =============   =============     ==============  =============


    Income (loss) before extraordinary loss     $       (0.32)   $       0.59      $       0.74    $       1.63
    Extraordinary loss                                  (0.01)              -             (0.03)              -
    Net income (loss)                           $       (0.33)   $       0.59      $       0.71    $       1.63



NOTE 4.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income, net of tax, consisted of the following:



                                                   FOR THE 13 WEEKS ENDED                 FOR THE 39 WEEKS ENDED
                                                ------------------------------       -------------------------------
     (IN MILLIONS)                              SEPTEMBER 28,    SEPTEMBER 29,       SEPTEMBER 28,     SEPTEMBER 29,
                                                    2001             2000                2001              2000
                                                -------------    -------------       -------------     -------------
Net income (loss)                               $      (11.9)    $       24.0        $       26.9      $       62.8
Cumulative effect of adoption of SFAS No. 133              -                -                 2.7                 -
Change in cumulative translation adjustment             (1.4)            (6.5)               (8.6)            (17.0)
Change in fair market value of derivatives               0.8                -                 1.9                 -
                                                -------------    -------------       -------------     -------------
Comprehensive income (loss)                     $      (12.5)    $       17.5        $       22.9      $       45.8
                                                =============    =============       =============     =============



NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

        The Company had an ownership interest of 99.9% in Anixter Inc. at September 28, 2001, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter
Inc.:


                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)                            SEPTEMBER 28,  DECEMBER 29,
                                             2001          2000
                                          ---------     ---------

Assets:                                  (UNAUDITED)
  Current assets                          $   954.3     $ 1,331.0
  Property, net                                58.3          56.5
  Goodwill, net                               234.0         239.3
  Other assets                                 71.7          53.8
                                          ---------     ---------
                                          $ 1,318.3     $ 1,680.6
                                          =========     =========

Liabilities and Stockholders' Equity:
  Current liabilities                     $   417.4     $   645.1
  Other liabilities                            40.3          28.6
  Long-term debt                               86.0         244.9
  Subordinated notes payable to parent        241.5         250.5
  Stockholders' equity                        533.1         511.5
                                          ---------     ---------
                                          $ 1,318.3     $ 1,680.6
                                          =========     =========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     FOR THE 13 WEEKS ENDED       FOR THE 39 WEEKS ENDED
                                  ----------------------------  ----------------------------
(IN MILLIONS)                     SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                                      2001           2000           2001           2000
                                  -------------  -------------  -------------  -------------

Net sales                         $   761.5      $   971.8      $  2,481.6     $  2,651.5
Operating income (loss)           $    (9.4)     $    54.4      $     84.1     $    143.5
Income (loss) before income taxes
   and extraordinary loss         $   (19.1)     $    40.8      $     47.2     $    109.3
Net income (loss)                 $   (11.4)     $    23.0      $     26.5     $     61.6




NOTE 6.  RESTRUCTURING COSTS

         Due to increased economic softness and deteriorating market conditions in the communications product market, the Company announced a restructuring charge of $31.7 million during the third quarter of 2001. The components of the charge are identified below.

         STAFF REDUCTIONS - The Company plans to reduce approximately 700 employees across all business functions and geographic areas and communicated these intentions to the employees in the third quarter. The reductions started during the third quarter of 2001 and as of September 28, 2001, approximately 500 employees have been specifically terminated. During the quarter the Company recorded a restructuring charge of $9.8 million primarily relating to severance and fringe benefits of the approximately 700 employees to be terminated.

         FACILITY RESTRUCTURING - The Company recorded a restructuring charge of $13.9 million to cover primarily the future lease payments on the excess facilities located in North America. Included in this amount was management's assumption that certain facilities could be sublet for a total of $7.2 million. In addition, the Company wrote-off related leasehold improvements and equipment of $2.0 million.

         KOREA - The Company has decided to leave the Korean market and has recorded a restructuring charge of $6.2 million. The major components of this charge include accounts receivable write-offs of $3.1 million and legal fees, settlements and other shutdown costs of $3.1 million.

         OTHER ITEMS - The Company wrote-off purchased software that it decided not to implement and provided for legal fees associated with the restructuring. The total charge for these items was $1.8 million.

         The following table summarizes the restructuring costs:


                            TOTAL    NON-CASH     CASH      ACCRUED
                            COSTS    CHARGES    PAYMENTS     COSTS
  Staff Reductions          $ 9.8    $    -     $   1.5     $  8.3
  Facility Restructuring     13.9       2.0          .3       11.6
  Korea                       6.2       3.7           -        2.5
  Other                       1.8       0.9           -        0.9
                            -----    ------     -------     ------
     Total                  $31.7    $  6.6     $   1.8     $ 23.3
                            =====    ======     =======     ======

            Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through the year 2008. We expect to substantially complete the implementation of the restructuring initiative by the second quarter of 2002.

NOTE 7.  EXTINGUISHMENT OF DEBT

         The Company repurchased $6.0 million and $32.2 million of its 8% senior notes that mature in September, 2003, for $6.3 million and $33.6 million during the 13 and 39 weeks ended September 28, 2001, respectively. Additionally, in the 39 week period ended September 28, 2001, the Company wrote-off $.3 million of debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement, due 2001. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $.3 million and $1.7 million ($.2 million and $1.0 million, net of tax), respectively, in its condensed consolidated statements of operations for the 13 and 39 weeks ended September 28, 2001.

NOTE 8.  SUBSEQUENT EVENT

           In October 2001, Anixter Inc. repurchased an additional $28.0 million of its 8% senior notes that mature in September, 2003 for $30.3 million. The Company will reflect an extraordinary loss of $1.4 million on the early extinguishment of debt from this transaction in its condensed consolidated statements of operations for the year ended December 28, 2001.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Consolidated net cash provided by continuing operating activities was $197.5 million for the 39 weeks ended September 28, 2001, compared to $226.1 million used for the same period in 2000. Cash provided by operating activities increased primarily due to a reduction in working capital required to support the business. In 2000, inventory increased $324.2 million to support the growth in the service provider and integrated supply markets and a significant CLEC contract, while in 2001, inventory declined $289.6 million. Consolidated net cash used in investing activities was $19.5 million for the 39 weeks ended September 28, 2001, versus $16.9 million for the same period in 2000. For the 39 weeks ended September 28, 2001, the Company incurred $19.5 million of capital expenditures, primarily for the upgrades of warehouse facilities and purchase of software and computer equipment. Capital expenditures are expected to be approximately $22.0 million in 2001. In the first quarter of 2000, the Company purchased allNet Technologies Pty. Limited in Australia for $6.7 million. In the third quarter of 2000, the Company sold the net assets of a wholly-owned U.S. subsidiary of its structured cabling business for $4.6 million in cash and notes receivable. Consolidated net cash used in financing activities was $187.6 million for the 39 weeks ended September 28, 2001, in comparison to $255.7 million provided in the corresponding 2000 period. The change is primarily the result of a net decrease in long-term borrowings of $125.1 million, extinguishment of senior notes of $33.6 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $20.3 million received from the issuance of 1,167,027 shares for the exercise of stock options and employee stock purchase plan. In 2000, long-term borrowings increased $252.9 million, while treasury stock purchases were $15.4 million. In addition, in 2000 the Company received $30.8 million from the issuance of 1,813,311 shares for the exercise of stock options and employee stock purchase plan. Cash used in discontinued operations was $4.6 million for the 39 weeks ended September 28, 2001, compared to $11.8 million used in the corresponding 2000 period.

FINANCINGS

At September 28, 2001, $403.6 million was available under the bank revolving lines of credit at Anixter Inc., of which $16.2 million was available to pay the Company for general corporate purposes. On April 24, 2001, Anixter Inc. cancelled a $110 million 364-day revolving credit line.

As of September 28, 2001, Anixter Inc. has repurchased $32.2 million of its 8% senior notes that mature in September, 2003, for $33.6 million. In October 2001, Anixter Inc. repurchased an additional $28.0 million of its 8% senior notes for $30.3 million.

Consolidated  interest  expense was $24.7  million and $33.9  million for the 39 weeks ended September 28, 2001 and September 29, 2000, respectively. The decrease is due to lower debt levels, a result of the impact of the accounts receivable securitization program implemented in the third quarter of fiscal year 2000, lower working capital levels and a reduction in interest rates. In 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain of its interest rate hedge agreements for which there were no longer outstanding borrowings. For the 39 weeks ending September 28, 2001, the Company recorded other expense of $8.6 million related to the interest expense incurred by Anixter Receivables Corporation, a wholly-owned unconsolidated subsidiary.

The Company had authorized the purchase of up to 2.8 million shares of its common stock, with the volume and timing to depend on market conditions. Through September 28, 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations.

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

QUARTER ENDED SEPTEMBER 28, 2001: Net loss for the third quarter of 2001 was $11.9 million compared with net income of $24.0 million for the third quarter of 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the communication products industry, the Company incurred a one-time charge of $31.7 million in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. In addition, the Company recorded an after-tax extraordinary loss of $189,000 for the early extinguishment of $6.0 million of Anixter Inc.'s 8% senior notes.

The Company's net sales during the third quarter of 2001 decreased 21.6% to $761.5 million from $971.8 million in the same period in 2000. Net sales by major geographic market are presented in the following table:

                                             13 WEEKS ENDED
                                       -----------------------------
     (IN MILLIONS)                     SEPTEMBER 28,   SEPTEMBER 29,
                                            2001            2000
                                       -------------   -------------
     North America                     $      601.1    $      760.8
     Europe                                   107.4           162.9
     Asia Pacific and Latin America            53.0            48.1
                                       -------------   -------------
                                       $      761.5    $      971.8
                                       =============   =============

When compared to the corresponding period in 2000, North America sales for the third quarter of 2001 decreased 21.0% to $601.1 million. In 2000, the Company's sales included $60 million of non-recurring low gross margin fulfillment sales. Excluding these sales, North America was down by 14.2%. This decrease reflects the general economic softness in the United States, combined with significant weakness in the telecom and technology related market places. Sales declines in the Enterprise Network Communications and Electrical Wire and Cable markets were partially offset by a significant increase in the Integrated Supply market. Europe sales decreased 34.1%, as the general economic softness experienced in the United States is also being felt by the international markets. Sales declined in all significant customer markets. Excluding the effect of changes in exchange rates, Europe sales declined 31.8%. Asia Pacific and Latin American net sales were up 10.2% from the third quarter of 2000, reflecting strong sales growth in Latin America. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales increased 13.2%.

The Company reported an operating loss of $10.0 million in 2001 compared to $53.9 million of operating income in the third quarter of 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the telecom and technology related products industry, the Company incurred a one-time charge of $31.7 million associated with reducing its workforce, closing or consolidating some facilities and exiting the Korean market. Operating income (loss) by major geographic market is presented in the following table:

                                             13 WEEKS ENDED
                                      -----------------------------
     (IN MILLIONS)                    SEPTEMBER 28,   SEPTEMBER 29,
                                          2001            2000
                                      -------------   -------------
     North America                    $       (5.9)   $       47.6
     Europe                                    1.6             5.7
     Asia Pacific and Latin America           (5.7)            0.6
                                      -------------   -------------
                                      $      (10.0)   $       53.9
                                      =============   =============

North America reported an operating loss of $5.9 million for the third quarter of 2001, reflecting a decrease of $53.5 million from the corresponding period in 2000. Excluding restructuring costs of $23.1 million and the non-recurring fulfillment sales noted previously, operating profit declined 61.1%. Excluding restructuring costs, operating margins were 2.9%, a decline of 3.4 percentage points when compared to the same period in 2000. The decline in operating margin primarily relates to the sharp decline in sales discussed previously and incremental costs associated with facility expansions completed in late 2000. Europe operating income decreased 73.8%. Excluding restructuring costs of $2.3 million, operating profit declined 32.6%, while operating margins remained flat. The decline in operating income primarily relates to the decrease in sales discussed previously, partially offset by lower operating expenses which are a result of organizational changes and refocused marketing efforts over the past two years. Excluding the effect of changes in exchange rates and the restructuring charge, Europe's operating income decreased 29.1%. Asia Pacific and Latin America reported an operating loss of $5.7 million compared to operating income of $.6 million in the third quarter of 2000. Excluding restructuring costs of $6.3 million, operating profit increased 3.4% and operating margins remained flat. This resulted from the 10.2% improvement in sales and a reduced cost structure following the changes made in staffing and operations in recent years. Excluding the effect of changes in the exchange rates and the restructuring charge, Asia Pacific and Latin America's operating income increased 5.0%.

Net other expense totaled $3.2 million in the third quarter of 2001 compared to $.5 million in the corresponding period in 2000. In the third quarter of 2001, the Company incurred $1.7 million in costs associated with the accounts receivable securitization program and $1.3 million of foreign exchange losses.

The consolidated tax provision on continuing operations reflects an income tax benefit of $8.0 million in 2001 compared to expense of $16.9 million in the third quarter of 2000. As previously mentioned, the Company incurred $31.7 million in restructuring costs during the third quarter of 2001 which generated a tax benefit of $12.7 million. The third quarter 2001 effective tax rate was 40.5%. The full year anticipated effective tax rate of 40.5% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations for which no current benefit is available.

39 WEEKS ENDED SEPTEMBER 28, 2001: Net income for the 39 weeks ended September 28, 2001 was $26.9 million compared to $62.8 million in the corresponding period in 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the telecom and technology related products industry, the Company incurred a one-time charge of $31.7 million in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. The Company also recorded an after-tax extraordinary loss of $1.0 million for the early extinguishment of $32.2 million of its 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

The Company's net sales during the 39 weeks ended September 28, 2001 decreased 6.4% to $2,481.6 million from $2,651.5 million in the same period in 2000. Net sales by major geographic market are presented in the following table:

                                         39 WEEKS ENDED
                                  -----------------------------
(IN MILLIONS)                     SEPTEMBER 28,   SEPTEMBER 29,
                                      2001            2000
                                  -------------   -------------
North America                     $    1,920.1    $    2,079.8
Europe                                   400.4           439.4
Asia Pacific and Latin America           161.1           132.3
                                  -------------   -------------
                                  $    2,481.6    $    2,651.5
                                  =============   =============

When compared to the corresponding period in 2000, North America sales for the 39 weeks ended September 28, 2001 decreased 7.7%. Enterprise Network Communications product set sales declined 5.7%, while the Electrical Wire and Cable market declined 1%. The Service Provider sector was down 66%, partially offset by a 74% increase in sales in the Integrated Supply market. Europe sales decreased 8.9% when compared to the same period in 2000. Increased sales in the Integrated Supply market partially offset declines across all other markets as the general economic softness experienced in the United States is also being felt by the international markets. Excluding the effect of changes in exchange rates, Europe sales declined 3.7%. Asia Pacific and Latin American net sales were up 21.8% from the same period in 2000, reflecting significant growth in Latin America. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America net sales increased 25.4%.

Operating income for the 39 weeks ended September 28, 2001 decreased 41.4%, or $58.5 million, from $141.4 million in the corresponding period of 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the telecom and technology related products industry, the Company incurred a one-time charge of $31.7 million in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. Operating income by major geographic market is presented in the following table:

                                         39 WEEKS ENDED
                                 -----------------------------
(IN MILLIONS)                    SEPTEMBER 28,   SEPTEMBER 29,
                                     2001            2000
                                 -------------   -------------
North America                    $       70.5    $      124.2
Europe                                   16.2            17.1
Asia Pacific and Latin America           (3.8)            0.1
                                 -------------   -------------
                                 $       82.9    $      141.4
                                 =============   =============

North America operating income for the 39 weeks ended September 28, 2001 decreased 43.2% from the corresponding period in 2000. Excluding restructuring costs of $23.1 million and the non-recurring fulfillment sales impact on operating profit of $6.9 million during 2000, operating profit declined 20.2%. Excluding restructuring costs, operating margins were 4.9%, a decline of 1.1 percentage points when compared to the same period in 2000. The decline resulted primarily from the decline in sales and incremental costs associated with facility expansions completed in late 2000. Europe operating income decreased 5.5% when compared to 2000. Excluding restructuring costs of $2.3 million, operating profit increased 8.1% and operating margins improved by .7 percentage points. Excluding the effect of changes in exchange rates and the restructuring charge, Europe operating profit increased 13.8%. Operating profit and margins benefited from a significant reduction in operating expenses, reflecting organizational changes and refocused marketing efforts. Asia Pacific and Latin America recorded an operating loss of $3.8 million in 2001 compared to income of $.1 million for 2000. Excluding restructuring costs of $6.3 million, operating profit was $2.5 million and operating margin was 1.5 percentage points higher than 2000. This resulted from the 21.8% improvement in sales and a reduced cost structure following the corrections made over the last two years. Changes in exchange rates had a minimal effect on operating income.

Net other expense totaled $11.4 million for the 39 weeks ended September 28, 2001 compared to income of $.3 million for the same period in 2000. In 2001, the Company incurred $9.1 million in costs associated with the accounts receivable securitization program and $2.3 million in foreign exchange losses.

The consolidated tax provision on continuing operations decreased to $18.9 million in 2001 from $45.0 million in 2000 due to lower pre-tax earnings and a reduction in the income tax rate. The 2001 effective tax rate of 40.5% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations for which no current benefit is available. The decline in the effective tax rate, from 41.7% in 2000, reflects the anticipation of a higher percentage of certain foreign earnings having a lower effective tax rate than domestic earnings due to the utilization of operating loss carry-forwards.

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

                                 ANIXTER INTERNATIONAL INC.

Date: November 7, 2001      By:        /S/ ROBERT W. GRUBBS
                                  -------------------------------------
                                           Robert W. Grubbs
                                  President and Chief Executive Officer

Date: November 7, 2001      By:        /S/ DENNIS J. LETHAM
                                  -------------------------------------
                                           Dennis J. Letham
                                    Senior Vice President - Finance
                                     and Chief Financial Officer