Form 10-K
period 2001-12-28
ANIXTER INTERNATIONAL INC
filed 2002-03-14
CIK 52795

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
               --
                      OF THE SECURITES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2001 OR

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          --------------------                    --------------------
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

     The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $1,068,981,002 as of March 8, 2002.

     At March 8, 2002, 36,988,962 shares of Registrant's Common Stock, $1 par value, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:


     Certain portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 45 pages. Exhibit List begins on page 37.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business of the Company..............................................1
Item 2.  Properties...........................................................2
Item 3.  Legal Proceedings....................................................3
Item 4.  Submission of Matters to a Vote of Security Holders..................3

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters................................................4
Item 6.  Selected Financial Data..............................................4
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................5
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........13
Item 8.  Consolidated Financial Statements and Supplementary Data............13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................34

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................35
Item 11. Executive Compensation...............................................36
Item 12. Security Ownership of Certain Beneficial Owners and Management.......36
Item 13. Certain Relationships and Related Transactions.......................36

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......36

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

       As of January 2,  1998,  the  Company  owned  approximately  19% of ANTEC
Corporation and its subsidiaries (collectively "ANTEC"), a broadband communications technology company, which was reduced from 31% in February 1997, by the issuance of additional stock by ANTEC in connection with a merger. In 1998, the Company sold its remaining 19% interest in ANTEC.

       In June 1998, the Company purchased 100% of the outstanding common stock of Pacer Electronics, Inc., a distributor of wire and cable products, along with value added services, to original equipment manufacturers in the electronics industry.

       In August 1997, the Company purchased approximately 93% of the outstanding common stock of Accu-Tech Corporation ("Accu-Tech"), a networking and wiring systems specialist distributing products for data, voice, video and electrical applications. Accu-Tech became a wholly owned subsidiary during the first quarter of 2002.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company operates in one business segment which is engaged in the distribution of communications and specialty wire and cable products. In 2001, 10.3% of total sales were to Lucent Technologies and its subsidiaries. No other customer accounts for 10% or more of sales in 2001, 2000 or 1999.

       For certain financial information concerning the Company's business segment, see Note 13 "Business Segment" of the Notes to the Consolidated Financial Statements of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

       In 1999, the Company completed the disposal of the Integration segment and, accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. All narrative descriptions and year to year comparisons have been restated to exclude Integration.

       Anixter is a leading global distributor of data, voice and video network communications products used by corporations to support their operations. In addition, Anixter is a leading distributor of specialty wire and cable products to original equipment manufacturers and to industrial companies for maintenance and repair operations. Anixter also provides contractual supply chain management of installation and repair-related materials for customers who install and/or maintain communication equipment ("Integrated Supply"). Such contracts are generally for time periods in excess of one year and include interfacing of Anixter and customer information systems, the procurement, warehousing and delivery of goods by Anixter, and in certain cases, the maintenance of dedicated warehouse facilities. Anixter stocks and/or sells a full line of these products from a network of 87 locations in the United States, 16 in Canada, 10 in the United Kingdom, 24 in Continental Europe, 11 in Latin America, 4 in Australia and 9 in Asia.

       Anixter sells approximately 92,000 products to 85,000 active customers and works with approximately 1,000 active suppliers. Its customers include international, national, regional and local companies that are end users of these products and engage in manufacturing, telecommunications, internet service, finance, education, health care, transportation, utilities and government. Also, Anixter sells products to resellers such as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is approximately $1,700. The products distributed by Anixter include communications (voice, data and video) products used to connect personal computers, peripheral equipment, mainframe equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable) connectivity products and support and supply products. In the enterprise network communications market, Anixter sells products that are incorporated in local area networks ("LANs"), the internetworking of LANs to form wide area networks and enterprise networks.

In the service provider market, Anixter provides the installation-related materials that support central switching offices, web hosting sites and remote transmission sites. Anixter's products also include electrical wiring system products used for the transmission of electrical energy and control/monitoring of industrial processes.

       An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of communications cabling, connectivity, support and supply products and electrical wiring systems products. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Approximately 38% of Anixter's dollar volume purchases in 2001 were from its five largest suppliers.

       Anixter enhances its value proposition to both key suppliers and customers through its industry leading specifications and testing lab in suburban Chicago. In this Underwriter Laboratories-certified lab, Anixter works with key suppliers to develop product specifications and to test compliance. The Company uses the same lab to design and test various product configurations for customers in order to optimize their network performance.

       Anixter cost-effectively serves its customers' needs through its proprietary computer system, which connects substantially all of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter's e-commerce platform, one of the most comprehensive, user-friendly and secure Web sites in the industry. Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America that provide for cost-effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of Anixter's inventory. Some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers in certain cities.

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

       The Company competes with distributors and manufacturers that sell products directly or through existing distribution channels to end users or other resellers. In addition, future performance could be subject to economic downturns, possible rapid changes in applicable technologies or regulatory changes, which may substantially change the cost and/or accessibility of public network bandwidth. To guard against inventory obsolescence, the Company has negotiated various return and price protection agreements with its key suppliers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

MISCELLANEOUS

       At  December  28,  2001,  the  Company  and  its  subsidiaries   employed
approximately 4,900 people. Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       For information concerning foreign and domestic operations and export sales, see Note 10 "Income Taxes" and Note 13 "Business Segment" of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       During the fourth quarter of 2001, no matters were submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

       Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 14 ("Selected Quarterly Financial Data (Unaudited)") of this report. As of March 8, 2002, the Registrant had 3,807 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

(In millions, except per share amounts)


                                                                               FISCAL YEAR

Results of operations:                                      2001       2000       1999       1998       1997
                                                          --------   --------   --------   --------   --------
  Net sales                                               $3,144.2   $3,514.4   $2,712.0   $2,390.1   $2,126.4

  Operating income (a)                                       102.0      189.8      112.8       87.0       91.1

  Interest expense and other, net (b)                        (43.8)     (55.2)     (34.6)     (34.8)     (28.5)

  Gain on ANTEC investment                                      --         --         --       24.3        2.2

  Income from continuing operations (c)                       33.6       78.7       69.7       44.7       37.4

  Income from discontinued operations                           --         --       54.5       20.9        7.9

  Extraordinary loss on early extinguishment of debt          (3.3)        --         --         --         --

  Net income                                                  30.3       78.7      124.2       65.6       45.3

  Basic income per share:
      Continuing operations                               $   0.92   $   2.15   $   1.86   $   1.00   $   0.79

      Net income                                              0.83       2.15       3.31       1.46       0.95

  Diluted income per share:
      Continuing operations                               $   0.89   $   2.03   $   1.83   $   0.99   $   0.78

      Net income                                              0.80       2.03       3.26       1.45       0.95

Financial position at year-end:
  Total assets                                            $1,198.8   $1,686.0   $1,434.7   $1,335.1   $1,333.6

  Total debt                                              $  241.1   $  451.9   $  468.0   $  543.6   $  468.8

  Stockholders' equity (d)                                $  563.1   $  554.9   $  456.4   $  411.5   $  477.0

  Diluted book value per share                            $  14.90   $  13.57   $  11.99   $   9.09   $   9.98

  Diluted shares                                              37.8       40.9       38.1       45.3       47.8

  Year end outstanding shares                                 36.9       37.7       35.9       41.9       47.3



Notes:

(a) In the third quarter of 2001, the Company incurred a one-time restructuring charge of $31.7 million associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market.

(b) In the fourth quarter of 2000, the Company incurred an $8.8 million charge relating to the discount on the initial sale of accounts receivable to an unconsolidated wholly owned special purpose corporation in connection with an accounts receivable securitization program.

(c)    In the third  quarter of 1999,  the Company  recorded a $24.3 million tax
       benefit  in  continuing   operations   for  the  reversal  of  previously
       established tax reserves determined to be no longer necessary.

(d) Stockholders' equity reflects treasury stock purchases of $46.9 million, $15.4 million, $91.9 million, $101.8 million and $14.2 million in 2001, 2000, 1999, 1998 and 1997, respectively. In addition, stockholders' equity includes unrealized after-tax gains on marketable equity securities available-for-sale of $19.8 million at January 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors also could cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new or changed competitors. The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 14 to 33 of this Report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

ASSET SALES AND OTHER DISPOSITIONS

       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE: In 1999, the Company completed the disposal of the Integration segment and, accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The North America Integration business was sold in the first quarter of 1999 and the Asia Pacific Integration business was sold in the fourth quarter of 1999. Total proceeds received from the sale of the Integration business were $238.3 million, resulting in an after-tax gain of $50.6 million. Loss from discontinued operations was $2.5 million in 1999. See Note 3 "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further information.

       The Company sold certain other assets for $25.1 million resulting in an after-tax loss of $2.0 million in 1999.

FINANCINGS

       On June 28, 2000, the Company issued $792.0 million 7% zero-coupon convertible notes ("Convertible Notes") due 2020. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The Company expects to reborrow these amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Holders of the Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company's common stock for which the Company has reserved 5.9 million shares. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note, on June 28, 2010, at a price of $502.57 per Convertible Note and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both. The Convertible Notes are structurally subordinated to the indebtedness of Anixter Inc. ("Anixter").

       On October 6, 2000, the Company entered into two financing arrangements to support further business growth. The agreements consisted of a $500.0 million, senior unsecured, revolving credit agreement and a $275.0 million accounts receivable securitization program. The new revolving credit line included a $390.0 million, five-year agreement, plus a $110.0 million, 364-day agreement. On April 24, 2001, Anixter Inc. cancelled the $110.0 million, 364-day revolving credit line. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt in 2001 of $0.3 million ($0.2 million, net of tax) to expense the financing fees associated with this portion of the revolving credit agreement. On October 6, 2001, the Company reduced the borrowing capacity on the accounts receivable securitization program from $275.0 million to $225.0 million.

       The accounts receivable securitization program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly owned unconsolidated subsidiary of the Company accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC and consists of a series of 364-day facilities. ARC may in turn sell an interest in these receivables to a financial institution and borrow up to $225.0 million. Prior to October 6, 2001, ARC could borrow up to $275.0 million. The securitization program began in October 2000, at which time $416.8 million of gross accounts receivable were sold and removed from the balance sheet. At December 28, 2001 and December 29, 2000, the outstanding balance of accounts receivable sold to ARC totaled $296.0 million and $388.3 million, respectively. In order to fund the purchase of the accounts receivable from Anixter, ARC has incurred long-term debt of $143.7 million and $236.3 million and has a subordinated note payable to Anixter of $111.4 million and $126.1 million at December 28, 2001 and December 29, 2000, respectively. The effective interest rate paid by ARC in 2001 and 2000 on the long-term debt was 5.0% and 7.1%, respectively. ARC long-term debt has not been guaranteed by Anixter or the Company and neither have an obligation, contingent or otherwise, to the holders of ARC long-term debt. Under this program ARC is required to maintain delinquency, loss-to-liquidation and dilution ratios that are normal for this type of arrangement. As of December 28, 2001, ARC was within 13% of the maximum allowed under the delinquency ratio. The Company does not believe it is necessary to amend the ratio at this time. A charge of $8.8 million, primarily relating to the discount on the initial sale of accounts receivable to ARC, was recorded at inception of the program in the fourth quarter 2000. The Company expects to substantially recover the charge during the course of the program. In other expenses, the Company recorded net charges of $8.7 million and $3.8 million in 2001 and 2000, respectively, primarily for the interest expense on the long-term debt incurred by ARC to fund the purchases of the accounts receivable from Anixter.

       In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to a $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. During 2001, Anixter repurchased $81.3 million of its 8% senior notes for $86.5 million. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt of $5.2 million ($3.1 million, net of tax) in its consolidated statement of operations for the year ended December 28, 2001. These notes have a put provision that under certain circumstances is triggered by a rating downgrade. At December 28, 2001, the outstanding balance of the 8% notes was $18.6 million which was under the cross-default thresholds of Anixter and the Company's other existing indebtedness. Therefore, Anixter and the Company were not exposed to any potentially adverse effects from this provision.

       At December 28, 2001, $408.2 million was available under the bank revolving lines of credit at Anixter, of which $25.7 million was available to pay the Company for intercompany liabilities. The primary liquidity source for Anixter is the $390.0 million revolving credit agreement for which no borrowings were outstanding at December 28, 2001. This revolving credit agreement requires certain financial ratios to be maintained. The most restrictive financial ratios are the fixed charge coverage ratio and the leverage ratio. As of December 28, 2001, Anixter's operating results exceeded the minimum required under the fixed charge coverage ratio by 23%. If results for 2002 are significantly lower than planned, the restricted financial ratio provisions would be in default and the borrowings callable. In addition, due to cross-default provisions in all other Anixter and Company debt agreements, all outstanding debt would then become due and payable. While the Company does not expect to default under this agreement, if that were to occur, the Company believes it would be able to obtain a waiver or amendment from the lenders on reasonable terms. Due to the requirement of the leverage ratio, borrowings of only $298.0 million of the $408.2 million available under bank revolving lines of credit at Anixter would be permitted as of December 28, 2001.

       In 2002, the Company estimates that it will have positive cash flow from operating activities and after capital expenditures. The Company will continue to pursue opportunities to repurchase outstanding debt, with the volume and timing to depend on market conditions. As of March 13, 2002, Anixter has repurchased an additional $1.0 million of its 8% senior notes that mature in September, 2003 for $1.1 million and 54,100 of its Convertible Notes that mature in June 2020 for $15.5 million. The Company will reflect an extraordinary loss on the early extinguishment of debt of approximately $0.6 million ($0.4 million, net of tax) from these transactions in its consolidated statements of operations for the 13 weeks ended March 29, 2002.

       The Board of Directors of the Company had authorized the purchase of up to 2.8 million common shares (2.0 million was authorized in 2001 and 0.8 million carried over from prior year authorizations), with the volume and timing to depend on market conditions. In 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made on the open market and were financed from cash generated by operations.

 CASH FLOW

       YEAR ENDED DECEMBER 28, 2001: Consolidated net cash provided by continuing operating activities was $288.5 million in 2001 compared to $67.5 million in 2000. Cash provided by continuing operating activities increased primarily due to a reduction in working capital required to support the business. In 2001, accounts receivable decreased, providing cash of $128.5 million compared to $91.4 million in 2000. The outstanding balance of gross receivables sold to ARC at December 28, 2001, was $92.3 million less than at December 29, 2000. The cash generated by the decline was used by ARC to pay-down $92.6 million of ARC long-term debt. Inventory declined $357.1 million as the $120.0 million specifically identified at December 29, 2000 as inventory returnable to vendors was returned and the remaining decline was due to reduced purchases as lower levels of inventory were needed to support the reduced sales levels. In 2000, inventory increased $329.7 million, $120.0 million of which represented inventories returnable to vendors, to support the growth in the service provider and integrated supply markets and a significant competitive local exchange carrier contract. The increase in cash flow generated by the reduction in inventory was partially offset by the related decrease of $294.5 million in accounts payable and accrued expenses. In 2000, accounts payable and accrued expenses increased $181.8 million. In 2001, the Company incurred a $31.7 million restructuring charge, of which $6.6 million was non-cash. At December 28, 2001, $17.7 million remained to be paid. Consolidated net cash used in investing activities was $20.5 million in 2001 versus $26.3 million in 2000.

Capital expenditures were $22.0 million in 2001 compared to $22.6 million in 2000. Capital expenditures in 2001 were primarily for the upgrades of warehouse facilities and the purchase of software and computer equipment. Capital expenditures are expected to be approximately $11.0 million in 2002. In the first quarter of 2000, the Company purchased allNet Technologies Pty. Limited in Australia for $6.7 million. In the third quarter of 2000, the Company sold the net assets of a wholly owned U.S. subsidiary of its structured cabling business for $3.0 million in cash and $1.6 million in notes receivable. Consolidated net cash used by financing activities was $255.8 million in 2001 in comparison to $24.4 million in 2000. In 2001, cash used in financing activities included a net repayment of long-term borrowings of $142.4 million, extinquishment of senior notes of $86.5 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $22.3 million received from the issuance of 1.3 million shares of common stock for the exercise of stock options and the employee stock purchase plan. In 2000, net repayment of long-term borrowings was $21.5 million, while treasury stock purchases were $15.4 million. In addition, in 2000 the Company received $34.9 million from the issuance of 2.2 million shares for the exercise of stock options and the employee stock purchase plan. Cash used for discontinued operations was $5.8 million in 2001 compared to $13.5 million in 2000.

       YEAR ENDED DECEMBER 29, 2000: Consolidated net cash provided by continuing operating activities was $67.5 million in 2000 compared to $6.9 million in 1999. Cash provided by continuing operating activities increased primarily due to net proceeds of $236.3 million received in connection with the receivable securitization program, partially offset by higher working capital requirements. Consolidated net cash used by investing activities was $26.3 million in 2000 versus $15.9 million in 1999. In the first quarter of 2000, the Company purchased allNet Technologies Pty. Limited in Australia for $6.7 million. In the third quarter of 2000, the Company sold the net assets of a wholly owned U.S. subsidiary of its communications products distribution business for $3.0 million in cash and $1.6 million in notes receivable. In the fourth quarter of 1999, the Company acquired a small specialty wire and cable company in Europe for $2.6 million. Capital expenditures were $22.6 million in 2000 compared to $13.8 million in 1999. The increase primarily relates to the expansion of the Company's distribution centers. Consolidated net cash used by financing activities was $24.4 million in 2000 in comparison to $163.4 million in 1999. In 1999, the Company had treasury stock purchases of $91.9 million as compared to $15.4 million in 2000. In addition, in 2000 the Company received $34.9 million relating to the exercise of 2.2 million stock options compared to $7.4 million received in 1999. Net repayment of long-term borrowings was $21.5 and $73.0 million in 2000 and 1999, respectively. In 1999, proceeds from the sale of the Integration business was used to pay down long-term debt. Cash used for discontinued operations was $13.5 million in 2000 compared to $169.4 million provided in 1999. In 1999, proceeds of $238.3 million were received from the sale of the Integration business.

       INTEREST EXPENSE: Interest expense for continuing operations was $30.1 million, $43.3 million and $34.9 million for 2001, 2000 and 1999, respectively. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings. The decrease in the interest expense in 2001 from 2000 was due to lower debt levels, a result of the accounts receivable securitization program implemented in the fourth quarter of 2000, lower working capital levels and a reduction in interest rates. During previous years, the Company had entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. At December 28, 2001, the Company had only $0.5 million in variable borrowings outstanding under the bank revolving lines of credit, for which no interest rate hedge agreements were in place. Total outstanding debt at December 28, 2001, was $241.1 million for the Company and $143.7 million for ARC. The interest rate on substantially all of the Company's debt obligations (excluding ARC, which are variable rate obligations) at December 28, 2001, was fixed. The impact of interest rate swaps and caps for 2001 and 1999 was an increase to interest expense of $0.3 million and $1.3 million, respectively, and a decrease to interest expense of $0.7 million in 2000.

INCOME TAXES

       Various foreign subsidiaries of the Company had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $167.6 million at December 28, 2001, which are subject to various provisions of each respective country. Approximately $56.1 million of this amount expires between 2002 and 2011 and $111.5 million of the amount has an indefinite life. Of the $167.6 million NOL carryforwards of foreign subsidiaries, $89.4 million related to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 28, 2001, were approximately $78.2 million, which are subject to various provisions of each respective country. Approximately $48.6 million of this amount expires between 2002 and 2011 and $29.6 million of the amount has an indefinite life. The deferred tax asset and valuation allowance has been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

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

 LIQUIDITY CONSIDERATIONS AND OTHER

       Certain debt agreements entered into by the Company's operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

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

       YEAR ENDED DECEMBER 28, 2001: Net income was $30.3 million in 2001 compared with $78.7 million in 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the communications products industry, the Company incurred a one-time charge of $31.7 million ($19.0 million, net of tax) in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. The Company anticipates that the restructuring will result in annualized expense reductions of approximately $48 million. In addition, the Company recorded an after-tax extraordinary loss of $3.3 million for the early extinguishment of $81.3 million of Anixter Inc.'s 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million 364-day revolving credit agreement due 2001. In 2000, the Company incurred an initial after-tax charge of $5.3 million for the receivables securitization program, which the Company expects to substantially recover during the course of the program.

       The Company's net sales for the year ended December 28, 2001, declined 10.5% to $3.1 billion from $3.5 billion in 2000. Net sales by major geographic market are presented in the following table:

                                                   YEARS ENDED
                                        DECEMBER 28,           DECEMBER 29,
(In millions)                              2001                   2000
                                        ------------           ------------

North America                              $2,433.5               $2,739.3
Europe                                        502.1                  587.1
Asia Pacific and Latin America                208.6                  188.0
                                        ------------           ------------
                                           $3,144.2               $3,514.4
                                        ============           ============

       North America sales declined 11.2% to $2.4 billion from $2.7 billion in 2000. With the exception of integrated supply, all customer markets in North America declined from 2000. Enterprise network communications product sales declined 10.6%, due to a worldwide reduction in technology-related spending. The electrical wire and cable market declined 4.3% resulting from the general economic softness. Due to the significant fall in spending in the telecom industry, sales in the service provider market were down 67.7%. The integrated supply market improved significantly, as sales increased 65.1% on new contracts added in late 2000. Europe sales decreased 14.5% when compared to 2000. Increased sales in the integrated supply market partially offset declines across all other customer markets as the general economic softness experienced in the United States is also being felt by the international markets. Excluding the effect in changes in exchange rates, Europe sales declined 10.9%. Asia Pacific and Latin America net sales increased 11.0% from the same period in 2000, reflecting strong growth in Latin America associated with expanded product lines. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America net sales increased 13.8%.

       In 2001, operating income decreased 46.2% to $102.0 million from $189.8 million in 2000. Operating margins declined to 3.2% in 2001 from 5.4% in 2000. Excluding the one-time restructuring charge of $31.7 million previously discussed, operating profit declined 29.5% to $133.7 million, representing a 4.3% operating margin compared to 5.4% in 2000. Gross margins were flat at 23.4%. Operating income (loss) by major market is presented in the following table:

                                                   YEARS ENDED
                                        DECEMBER 28,           DECEMBER 29,
(In millions)                               2001                   2000
                                        ------------           ------------

North America *                              $ 89.7                $164.2
Europe *                                       21.2                  24.6
Asia Pacific and Latin America *              (8.9)                  1.0
                                        ------------           ------------
                                             $102.0                $189.8
                                        ============           ============

*THE YEAR  ENDED  DECEMBER  28,  2001,  INCLUDES  RESTRUCTURING  COSTS FOR NORTH
AMERICA, EUROPE AND ASIA PACIFIC AND LATIN AMERICA OF $23.1 MILLION, $2.3 MILLION AND $6.3 MILLION, RESPECTIVELY.

       North America operating income decreased 45.4% in 2001 compared to 2000. Excluding restructuring costs of $23.1 million and the non-recurring fulfillment sales impact on operating profit of $6.9 million during 2000, operating profit declined 28.3%. Operating margins decreased to 3.7% in 2001 from 6.0% in 2000. Excluding restructuring costs, operating margins were 4.6%, a decline of 1.4 percentage points when compared to 2000. Operating results were negatively affected, particularly in the second half of the year, as sales declined more rapidly than the Company was able to reduce operating expenses. This more than offset a slight improvement in gross margins from 23.7% in 2000 to 23.9% in 2001, resulting primarily from the change in sales mix caused by the decline in sales to the lower margin service provider market. Europe operating income decreased 13.6% when compared to 2000. Excluding restructuring costs of $2.3 million, operating profit decreased 4.2%, while operating margins improved by
0.5 percentage points to 4.7%. Excluding the effect of changes in exchange rates and the restructuring charge, Europe operating profit remained flat. Operating profit and margins benefited from a significant reduction in operating expenses, reflecting organizational changes and refocused market efforts that offset the 14.5% decline in sales. In addition, Europe's gross margins improved to 22.3% from 21.7% in 2000, reflecting reduced sales of lower margin networking products. Asia Pacific and Latin America recorded an operating loss of $8.9 million in 2001 compared to income of $1.0 million for 2000. Excluding restructuring costs of $6.3 million, the operating loss was $2.6 million and operating margin was 1.8 percentage points below 2000. Operating loss was negatively impacted by $6.3 million in inventory write-offs in Latin America recorded in 2001. Changes in exchange rates had a minimal effect on operating income.

       Consolidated interest expense and other expenses decreased to $43.8 million in 2001 from $55.2 million in 2000. Interest expense decreased $13.2 million to $30.1 million due to lower debt levels, resulting from the accounts receivable securitization program implemented in the fourth quarter of 2000, lower working capital levels and a reduction in interest rates. Other expenses of $13.7 million in 2001 primarily consisted of $8.7 million of costs associated with the receivable securitization program and $5.3 million of foreign exchange losses. The Company incurred a $2.3 million foreign exchange loss resulting from the devaluation of the Argentine peso in December of 2001. In 2000, other expenses of $11.9 million primarily represent costs associated with the receivable securitization program, of which $8.8 million relates to the initial discounting fee.

       The consolidated tax provision on continuing operations decreased to $24.6 million in 2001 from $55.9 million in 2000 due to lower pre-tax earnings, partially offset by a small increase in the income tax rate. The 2001 effective tax rate of 42.2% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations that are not currently deductible. The increase from 41.6% in 2000 is due to nondeductible goodwill being a higher percentage of the total, offset by a lower state tax rate.

       YEAR ENDED DECEMBER 29, 2000: Income from continuing operations was $78.7 million in 2000 compared with $69.7 million in 1999. The comparative results were favorably impacted by a 30% growth in sales and lower operating expenses as a percentage of sales. 2000 includes an initial after-tax charge of $5.3 million for the receivables securitization program, which the Company expects to substantially recover during the course of the program. 1999 results were favorably impacted by a $24.3 million one-time tax benefit.

       The Company's net sales for the year ended December 29, 2000, grew by 30% to $3.5 billion from $2.7 billion in 1999. Net sales by major geographic market are presented in the following table:

                                                    YEARS ENDED
                                        DECEMBER 29,           DECEMBER 31,
(In millions)                               2000                   1999
                                        ------------           ------------

North America                              $2,739.3              $2,047.3
Europe                                        587.1                 523.0
Asia Pacific and Latin America                188.0                 141.7
                                        ------------           ------------
                                           $3,514.4              $2,712.0
                                        ============           ============

       North American sales from continuing operations in 2000 experienced 34% growth to $2.7 billion from $2.0 billion in 1999. The improvement was the result of growth in all customer markets. The service provider market continued its rapid growth driven by the telecommunications industry. Enterprise network communications benefitted from the increase in technology-related spending, while the electrical wire and cable market grew along with the improving economy. Sales to the integrated supply market increased 30% as the Company entered into a couple of new significant contracts in 2000. In Europe, sales increased 12%, reflecting strong growth in the Company's core enterprise network communications products, combined with a growing amount of sales to the service provider market. Excluding the effect of changes in exchange rates, sales improved 22%. Asia Pacific and Latin America net sales were up 33% to $188.0 million in 2000 from $141.7 million in 1999. The increase is a result of improved economic conditions along with a stronger market share position.

       In 2000, operating income increased to $189.8 million from $112.8 million in 1999. Operating margins improved to 5.4% in 2000 from 4.2% in 1999. The improvement primarily relates to further leveraging of the expense structure, associated with rapid sales growth, which more than offset a decline in gross margins resulting from the mix in sales associated with the rapid growth of sales to the service provider and integrated supply markets. Operating expenses as a percent of sales decreased from 21% in 1999 to 18% in 2000. The lower gross margins in the service provider and integrated supply markets correspond with the higher operating productivity that is inherent in the nature of those businesses, including the effects of some very large volume and low gross profit fulfillment orders to service provider customers. 1999 expenses include $3.0 million for headcount reductions and the write-down of inventory to net realizable value for the Latin American operations. Operating income (loss) by major market is presented in the following table:


                                                    YEARS ENDED
                                        DECEMBER 29,           DECEMBER 31,
(In millions)                               2000                   1999
                                        ------------           ------------
North America                                $164.2                 $106.2
Europe                                         24.6                   20.6
Asia Pacific and Latin America                  1.0                  (14.0)
                                        ------------           ------------
                                             $189.8                 $112.8
                                        ============           ============

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

       Consolidated interest expense and other expenses increased to $55.2 million in 2000 from $34.6 million in 1999. Interest expense increased $8.4 million to $43.3 million due to higher interest rates and higher levels of working capital. Other expenses of $11.9 million in 2000 primarily represents costs associated with the receivable securitization program, of which $8.8 million relates to the initial discounting fee.

       The consolidated tax provision on continuing operations increased to $55.9 million in 2000 from $8.5 million in 1999 due to higher pre-tax earnings. 1999 includes a $24.3 million one-time tax benefit recorded to reverse previously established tax liabilities. The 2000 effective tax rate of 41.6% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations that are not currently deductible.

       IMPACT OF INFLATION: Inflation is currently not an important determinant of Anixter's results of operations due to the low rate of inflation and, in part, to rapid inventory turnover.

CRITICAL ACCOUNTING POLICIES

       The Company believes that the following are critical areas which either require judgement by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS : Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve as stated below:

           Customers that have refused to pay their balances are reserved based on the historical write-off percentages.

           Risk accounts are individually reviewed and the reserve is based on the probability of potential default.

           The outstanding balance for customers who have declared bankruptcy is reserved at 100%.

       If circumstances change (i.e., higher (lower) than expected defaults or an unexpected material change in a major customer's ability to meet its financial obligations to us), the Company's estimates of the recoverability of amounts due to the Company could be reduced (increased) by a material amount.

       INVENTORY OBSOLESCENCE: At December 28, 2001, the Company reported inventory of $495.7 million. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following: a) return or rotation privileges with vendors, b) price protection from vendors, c) expected usage during the next twenty-four months, d) whether or not a customer is obligated by contract to purchase the inventory, e) current market pricing, and f) risk of obsolescence. If circumstances change (i.e., unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of the inventory.

       DEFERRED TAX ASSETS: The Company applies a three-year cumulative taxable income test for foreign subsidiaries whose results are not included in the U.S. tax return in determining whether to recognize an income tax benefit for their respective foreign NOL carryforwards, with a resultant adjustment to the valuation allowance. Qualitative factors surrounding a particular subsidiary are also examined, and in certain circumstances (e.g., projections of further losses for that subsidiary in the short term), an income tax benefit may not be recorded (and therefore, the valuation allowance not adjusted) even when the three-year cumulative taxable income is positive for a given subsidiary.

       LIFE INSURANCE POLICIES: Anixter implemented a nonqualified deferred compensation plan on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. The plan provides for benefit payments upon retirement, death, disability or termination. Concurrent with the implementation of the deferred compensation plan, Anixter purchased variable, separate account life insurance policies on the lives of the participants. To fund additional liabilities, Anixter purchased fixed, general account "increasing whole life" insurance policies on the lives of certain participants in both the deferred compensation plan and the excess defined benefit plan. All of the above policies are owned by Anixter and Anixter pays level annual premiums on them. Policy proceeds are payable to Anixter upon the insured participant's death. The cash surrender values on those policies are updated quarterly.

       At December 28, 2001 and December 29, 2000, the cash surrender value of $19.1 million and $14.4 million, respectively, was recorded under this program and reflected in "Other Assets" on the consolidated balance sheets. The value of the investment was recorded at market value determined by the performance of the underlying investments in the market. The Company's investment in the cash surrender value program is liquid and redeemable in whole or part by "surrendering" the underlying life insurance policies. As the life insurance policies are recorded at market value, changes in the market value of the underlying securities can have a significant impact on the Company's results of operations.

       FOREIGN DENOMINATED ASSETS AND LIABILITIES: At December 28, 2001, the Company had a significant amount of assets and liabilities that are denominated in currencies other than the functional currency of the reporting entity. Such net assets at December 28, 2001, were approximately $20.0 million. The Company has purchased approximately $10.0 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. If there was a 10 percent adverse change in exchange rates, the Company would record a foreign exchange loss of approximately $1.0 million.

       PENSION EXPENSE: The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company's pension benefit cost relates to its defined benefit plan in the United States. The Company has not made contributions to the U.S. pension plan since 1995. SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan's assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants.

       A significant element in determining the Company's net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 8.53%. Over the long term, the company's pension plan assets have earned in excess of 8.53%; therefore, the company believes that its assumption of future returns of 8.53% is reasonable. This produces the expected return on plan assets that is included in the net periodic benefit cost. The difference between this expected return and the actual return on plan assets is deferred. The plan assets have earned a rate of return substantially less than 8.53% in the last two years. Should this trend continue, future benefit costs would likely increase.

       At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 28, 2001, the Company determined this rate to be 6.81%. Changes in discount rates over the past three years have not materially affected the net periodic benefit cost. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

       At December 28, 2001, the Company's consolidated pension liability was $21.5 million, up from $17.7 million at the end of 2000. For the year ended December 28, 2001, the Company recognized consolidated pre-tax net periodic benefit cost of $5.8 million, down from $7.0 million in 2000. In 2000, the Company incurred a $3.2 million loss on settlement of a supplemental employee retirement plan. As a result of the decline in the fair value of the pension plan assets, along with a reduced discount rate, the Company estimates its 2002 net periodic benefit cost to increase by 25% to 50%.

       TAX CONTINGENCIES: The Company believes it has a reasonable basis in the tax law for all of the positions it takes on the various tax returns it files. However, in recognition of the fact that various taxing authorities may take opposing views on some issues, that the costs and hazards of litigation in maintaining the positions that the Company has taken on various returns might be significant and that the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves. The amounts of such reserves, the potential issues they are intended to cover and their adequacy to do so, are topics of frequent review internally and with outside tax professionals. Where necessary, adjustments are periodically made to such reserves to reflect the lapsing of statutes of limitations, closings of ongoing examinations or the commencement of new examinations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 "Interest rate agreements" and "Foreign currency forward contracts" and Note 8 "Debt" of the consolidated financial statements for further detail on interest agreements and debt obligations outstanding.

       In the past, the Company has entered into interest rate agreements that effectively fix or cap the LIBOR component of the interest rate on a portion of its floating rate obligations. At December 28, 2001, the Company had minimal variable debt outstanding and as a result, had no interest rate agreements outstanding. Approximately 100% and 91% of debt obligations at December 28, 2001 and December 29, 2000, respectively, was fixed or capped.

       The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a one percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding, and holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.8 million and $3.4 million and decreased the value of foreign currency forward contracts by $3.2 million and $3.1 million in 2001 and 2000, respectively. In 2001 and 2000, the fair market value of the outstanding fixed rate debt was $245.2 million and $280.6 million, respectively. If interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 3.2% and 3.5% for 2001 and 2000, respectively. Changes in the market value of the Company's debt does not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company's financial structure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                           PAGE
Report of Independent Auditors                                              14
Consolidated Statements of Operations                                       15
Consolidated Balance Sheets                                                 16
Consolidated Statements of Cash Flows                                       17
Consolidated Statements of Stockholders' Equity                             18
Notes to the Consolidated Financial Statements                              19
Selected Quarterly Financial Data (Unaudited)                               33

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Anixter International Inc.

       We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 28, 2001, and December 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 28, 2001 and December 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG LLP

Chicago, Illinois
January 28, 2002

                                         ANIXTER INTERNATIONAL INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (In millions, except per share amounts)



                                                                     YEARS ENDED
                                                   ----------------------------------------------
                                                   DECEMBER 28,      DECEMBER 29,    DECEMBER 31,
                                                      2001              2000             1999
                                                   ------------      ------------     ------------
NET SALES                                            $ 3,144.2         $ 3,514.4        $ 2,712.0
Cost of operations:
    Cost of goods sold                                 2,407.3           2,692.5          2,042.7
    Operating expenses                                   594.2             623.7            549.1
    Amortization of goodwill                               9.0               8.4              7.4
    Restructuring costs                                   31.7                 -                -
                                                   ------------      ------------     ------------
                 Total costs and expenses              3,042.2           3,324.6          2,599.2
                                                   ------------      ------------     ------------
OPERATING INCOME                                         102.0             189.8            112.8
Other (expenses) income:
    Interest expense                                     (30.1)            (43.3)           (34.9)
    Other, net                                           (13.7)            (11.9)             0.3
                                                   ------------      ------------     ------------
Income from continuing operations before
      income taxes and extraordinary loss                 58.2             134.6             78.2
Income tax expense                                        24.6              55.9              8.5
                                                   ------------      ------------     ------------
Income from continuing operations
      before extraordinary loss                           33.6              78.7             69.7
Discontinued operations:
    Loss from discontinued operations, net of tax            -                 -             (2.5)
    Gain on disposal of discontinued, net of tax             -                 -             57.0
                                                   ------------      ------------     ------------
Income before extraordinary loss                          33.6              78.7            124.2
Extraordinary loss on early extinguishment
      of debt, net of tax                                 (3.3)                -                -
                                                   ------------      ------------     ------------
NET INCOME                                           $    30.3         $    78.7        $   124.2
                                                   ============      ============     ============
BASIC INCOME (LOSS) PER SHARE:
    Continuing operations                            $    0.92         $    2.15        $    1.86
    Discontinued operations                                  -                 -             1.45
    Extraordinary loss                                   (0.09)                -                -
                                                   ------------      ------------     ------------
    Net income                                       $    0.83         $    2.15        $    3.31
                                                   ============      ============     ============

DILUTED INCOME (LOSS) PER SHARE:
    Continuing operations                            $    0.89         $    2.03        $    1.83
    Discontinued operations                                  -                 -             1.43
    Extraordinary loss                                   (0.09)                -                -
                                                   ------------      ------------     ------------
    Net income                                       $    0.80         $    2.03        $    3.26
                                                   ============      ============     ============



              See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In millions, except share amounts)



                                                            DECEMBER 28,    DECEMBER 29,
                          ASSETS                                2001            2000
                                                            ------------    ------------
CURRENT ASSETS
   Cash                                                        $   27.2        $   20.8
   Accounts receivable (less allowances
     of $20.9 and $14.8 in 2001 and 2000, respectively)           154.1           293.3
   Note receivable - unconsolidated subsidiary                    111.4           126.1
   Inventories                                                    495.7           738.4
   Inventories returnable to vendor, net                              -           120.0
   Deferred income taxes                                           32.0            25.5
   Other current assets                                             8.6            10.3
                                                            ------------    ------------
       Total current assets                                       829.0         1,334.4

Property and equipment, at cost                                   167.4           167.1
Accumulated depreciation                                         (112.4)         (110.6)
                                                            ------------    ------------
       Net property and equipment                                  55.0            56.5

Goodwill (less accumulated amortization of
   $95.4 and $86.8 in 2001 and 2000, respectively)                231.6           239.3
Other assets                                                       83.2            55.8
                                                            ------------    ------------
                                                               $1,198.8        $1,686.0
                                                            ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $  251.0        $  499.1
   Accrued expenses                                                86.2           139.6
   Accrued restructuring                                           11.1               -
   Income taxes payable                                             4.4             8.1
                                                            ------------    ------------
       Total current liabilities                                  352.7           646.8

Long-term debt                                                    241.1           451.9
Other liabilities                                                  41.9            32.4
                                                            ------------    ------------
       Total liabilities                                          635.7         1,131.1

STOCKHOLDERS' EQUITY
   Common stock - - $1.00 par value, 100,000,000 shares
      authorized, 36,917,313 and 37,654,885 shares issued
      and outstanding in 2001 and 2000, respectively               36.9            37.7
   Capital surplus                                                 32.5            46.9
   Accumulated other comprehensive income                         (59.5)          (52.6)
   Retained earnings                                              553.2           522.9
                                                            ------------    ------------
       Total stockholders' equity                                 563.1           554.9
                                                            ------------    ------------
                                                               $1,198.8        $1,686.0
                                                            ============    ============


           See accompanying notes to the consolidated financial statements.

                                           ANIXTER INTERNATIONAL INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (In millions)

                                                                                   YEARS ENDED
                                                                  ----------------------------------------------

                                                                  DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                                      2001             2000             1999
                                                                  ------------      ------------    ------------
Operating activities
   Net income                                                          $ 30.3           $ 78.7          $ 124.2
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
        Income from discontinued operations                                 -                -            (54.5)
        Extraordinary loss                                                3.3                -                -
        Depreciation and amortization                                    32.4             29.6             26.5
        Accretion of zero-coupon convertible notes                       14.7              7.0                -
        Non-cash restructuring costs                                      6.6                -                -
        Income tax savings from employee stock plans                      5.3             11.2              2.6
        Deferred income taxes                                           (12.5)            (3.2)           (28.6)
        Changes in assets and liabilities:
          Accounts receivable                                           128.5             91.4            (70.3)
          Inventory                                                     357.1           (329.7)          (115.4)
          Accounts payable and accruals                                (294.5)           181.8            127.9
          Restructuring costs                                            17.7                -              -
          Other, net                                                     (0.4)             0.7             (5.5)
                                                                  ------------      -----------     ------------
            Net cash provided by continuing operating activities        288.5             67.5              6.9

INVESTING ACTIVITIES
   Capital expenditures                                                 (22.0)           (22.6)           (13.8)
   Acquisitions and divestiture                                             -             (3.7)            (2.6)
   Proceeds from sale of fixed assets                                     1.5                -                -
   Other, net                                                               -                -              0.5
                                                                  ------------      -----------     ------------
           Net cash used in continuing investing activities             (20.5)           (26.3)           (15.9)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                   795.2          1,557.0            897.2
   Repayment of long-term borrowings                                   (937.6)        (1,578.5)          (970.2)
   Repayment of notes payable                                           (86.5)               -                -
   Proceeds from issuance of common stock                                22.3             34.9              7.4
   Purchases of common stock for treasury                               (46.9)           (15.4)           (91.9)
   Debt issuance costs                                                      -             (8.3)               -
   Other, net                                                            (2.3)           (14.1)            (5.9)
                                                                  ------------      -----------     ------------
            Net cash used in continuing financing activities           (255.8)           (24.4)          (163.4)
                                                                  ------------      -----------     ------------

INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS                   12.2             16.8           (172.4)
Cash (used in) provided by discontinued operations                       (5.8)           (13.5)           169.4
Cash at beginning of year                                                20.8             17.5             20.5
                                                                  ------------      -----------     ------------
Cash at end of year                                                    $ 27.2           $ 20.8          $  17.5
                                                                  ============      ===========     ============


        See accompanying notes to the consolidated financial statements.

                                                 ANIXTER INTERNATIONAL INC.

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       (In millions)



                                                                                        ACCUMULATED OTHER
                                                                                       COMPREHENSIVE INCOME
                                                                                    --------------------------
                                                                                                   UNREALIZED
                                                                                                    GAIN ON
                                                                                     CUMULATIVE     FOREIGN
                                                  COMMON     CAPITAL     RETAINED    TRANSLATION    EXCHANGE    COMPREHENSIVE
                                                   STOCK     SURPLUS     EARNINGS    ADJUSTMENTS    CONTRACTS       INCOME
                                                ----------  ----------  ----------  -------------  -----------  -------------
Balance at January 1, 1999                         $ 41.8      $    -     $ 409.4        $ (39.7)       $   -
Net income                                              -           -       124.2              -            -         $124.2
Other comprehensive income:
   Foreign currency translation adjustments             -           -           -            2.1            -            2.1
                                                                                                                -------------
Comprehensive income                                                                                                  $126.3
Issuance of common stock and                                                                                    =============
   related tax benefits                               0.6         9.9           -              -            -
Purchase and retirement of
   treasury stock                                    (6.5)       (9.9)      (75.5)             -            -
                                                ----------  ----------  ----------  -------------  -----------
Balance at December 31, 1999                         35.9           -       458.1          (37.6)           -
Net income                                              -           -        78.7              -            -         $ 78.7
Other comprehensive income:
   Foreign currency translation adjustments             -           -           -          (15.0)           -          (15.0)
                                                                                                                -------------
Comprehensive income                                                                                                  $ 63.7
Issuance of common stock and                                                                                    =============
   related tax benefits                               2.5        47.7           -              -            -
Purchase and retirement of
   treasury stock                                    (0.7)       (0.8)      (13.9)             -            -
                                                ----------  ----------  ----------  -------------  -----------
Balance at December 29, 2000                         37.7        46.9       522.9          (52.6)           -
Net income                                              -           -        30.3              -            -         $ 30.3
Other comprehensive income:
   Foreign currency translation adjustments             -           -           -          (12.0)           -          (12.0)
   Cumulative effect of change in accounting
        principle, net of tax of $1.8                   -           -           -              -          2.7            2.7
   Change in fair market value of foreign exchange
        contracts, net of tax of $1.6                   -           -           -              -          2.4            2.4
                                                                                                                -------------
Comprehensive income                                                                                                  $ 23.4
Issuance of common stock and                                                                                    =============
   related tax benefits                               1.3        30.4           -              -            -
Purchase and retirement of
   treasury stock                                    (2.1)      (44.8)          -              -            -
                                                ----------  ----------  ----------  -------------  -----------
Balance at December 28, 2001                       $ 36.9      $ 32.5     $ 553.2        $ (64.6)       $ 5.1
                                                ==========  ==========  ==========  =============  ===========


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

       BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries, excluding Anixter Receivables Corporation (collectively "the Company"), after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2001, 2000 and 1999.

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

       FOREIGN CURRENCY TRANSLATION: The results of operations for foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders' equity, "Accumulated other comprehensive income." Gains and losses from foreign currency transactions are included in income. The Company recognized $5.3 million, $0.9 million and $2.8 million in net foreign exchange losses in 2001, 2000 and 1999, respectively.

       ACCOUNTS RECEIVABLE PROGRAM: On October 6, 2000, the Company entered into an accounts receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly owned unconsolidated subsidiary of the Company, on terms equivalent to those in an arms-length transaction. The investment is accounted for using the equity method. At December 28, 2001 and December 29, 2000, Anixter's investment in ARC was $34.2 million and $17.1 million, respectively. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC and consists of a series of 364-day facilities. ARC may in turn sell an interest in these receivables to a financial institution and borrow up to $225.0 million. Prior to October 6, 2001, ARC could borrow up to $275.0 million. The Company agreed to continue servicing the sold receivables for the financial institution at market rates that approximate cost; accordingly, no servicing asset or liability has been recorded. At December 28, 2001 and December 29, 2000, the outstanding balance of accounts receivable sold to ARC totaled $296.0 million and $388.3 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet. In order to fund the purchases of the accounts receivable from Anixter, ARC has incurred long-term debt of $143.7 million and $236.3 million and has a subordinated note payable to Anixter of $111.4 million and $126.1 million at December 28, 2001 and December 29, 2000, respectively. Net charges associated with the accounts receivable securitization program of $8.7 million and $3.8 million were recorded as other expenses in the 2001 and 2000 consolidated statements of operations, respectively. These costs primarily relate to the interest expense on the long-term debt incurred by ARC. Additionally, charges of $8.8 million relating to the discount on the initial sale of accounts receivable to ARC were recorded as other expenses in the 2000 consolidated statement of operations. The Company expects to substantially recover the charges on the initial sale during the course of the program.

       NOTE RECEIVABLE: At December 28, 2001 and December 29, 2000, the Company's note receivable of $111.4 million and $126.1 million, respectively, represents the amount due to Anixter from ARC primarily for the sale of accounts receivable and is subordinated to ARC's repayment of ARC long-term debt.

       INVENTORIES: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. In fiscal year 2000, inventories returnable to vendor represent those inventories that have been paid for by the Company. The inventory was returned for cash in the first quarter of 2001.

       PROPERTY AND EQUIPMENT: Capital expenditures are primarily for equipment, leasehold improvements and computer software. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, and range from 3 to 10 years. Leasehold improvements are depreciated over the term of the related lease. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $18.7 million, $17.1 million and $18.5 million in 2001, 2000 and 1999, respectively.

       GOODWILL: Goodwill primarily relates to the excess of cost over the fair value of the net tangible assets of businesses acquired. The ongoing value and remaining useful life of unamortized goodwill are subject to periodic evaluation and the Company currently expects the carrying amount to be fully recoverable. Should events and circumstances indicate that goodwill might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized. Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

       INTEREST RATE AGREEMENTS: The Company utilized interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate ("LIBOR") component of an interest rate on a portion of its floating rate obligations. There were no interest rate agreements outstanding at December 28, 2001 because the Company had minimal floating rate obligations outstanding. At December 29, 2000, as a result of these interest rate agreements, the interest rate on approximately 91% of debt obligations was fixed or capped. In June 2001, the Company cancelled two hedge agreements and one interest rate collar agreement for which there were no longer outstanding borrowings and incurred $1.7 million in interest expense related to the cancellation. At December 29, 2000, the Company had two interest rate swap agreements outstanding with a notional amount of $25.0 million each. These swap agreements obligated the Company to pay a fixed rate of approximately 6.1% through January 2003 and July 2002. At December 29, 2000, the Company also had one interest rate collar agreement with a notional amount of $50.0 million which entitled the Company to receive from the bank the amount by which the LIBOR component of the floating rate interest payments exceed 6.5%. In addition, the Company was required to pay the bank the difference between 6.3% and the floating rate when it was below 5.3%. This interest rate collar was cancelled in June 2001. The fair value, which is the estimated amount at the current interest rate that the Company would receive or pay to enter into similar interest rate agreements at December 29, 2000, would have been to pay $0.5 million. The impact of these interest rate agreements was to increase interest expense by $0.3 million in 2001, decrease interest expense by $0.7 million in 2000 and increase interest expense by $1.3 million in 1999. The Company does not enter into interest rate transactions for speculative purposes.

       FOREIGN CURRENCY FORWARD CONTRACTS: The Company also purchased foreign currency forward contracts, accounted for as cash flow hedges, to minimize the effect of fluctuating foreign currencies on its reported income. The impact of these foreign currency forward contracts on the income statement was insignificant in 2001, 2000 and 1999. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income. At December 28, 2001 and December 29, 2000, the face amount of foreign currency forward contracts outstanding was approximately $74.0 million and $73.9 million, respectively. At December 28, 2001, the amount by which the fair value exceeded the face amount of foreign exchange contracts was $8.5 million and was included in other assets on the consolidated balance sheet.

       REVENUE RECOGNITION: Sales and related cost of sales are recognized upon transfer of title which occurs upon shipment of products.

       ADVERTISING AND SALES PROMOTION: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $10.9 million, $11.3 million and $11.1 million in 2001, 2000 and 1999, respectively.

       SHIPPING AND HANDLING FEES AND COSTS: The Company incurred shipping and handling fees and costs totaling $76.5 million, $90.6 million and $70.1 million for the years ended 2001, 2000 and 1999, respectively. These costs are included in operating expenses in the consolidated statements of operations.

       STOCK BASED COMPENSATION: In accordance with the Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits totaling $5.3 million, $11.2 million and $2.6 million in 2001, 2000 and 1999, respectively, attributable to stock options exercised were credited to capital surplus.

       INCOME TAXES: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 supercedes prior guidance and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thereby eliminating the use of the pooling of interest method. The Company adopted this statement as required on July 1, 2001 and will account for all future business combinations under the provisions of this statement.

       In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Amortization of goodwill was $9.0 million, $8.4 million and $7.4 million in 2001, 2000 and 1999, respectively. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of December 29, 2001 and does not anticipate that the effect of these tests will have a material impact on the Company's results of operations or financial position.

       In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". Consistent with prior guidance, SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the asset's carrying amount or fair value and depreciation is no longer recognized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 2.  INCOME (LOSS) PER SHARE

       The following table sets forth the computation of basic and diluted income (loss) per share:


 (In millions, except per share data)                                YEARS ENDED
                                                 ----------------------------------------------------
                                                 DECEMBER 28,        DECEMBER 29,        DECEMBER 31,
                                                     2001                2000                1999
                                                 ------------        ------------        ------------
BASIC INCOME (LOSS) PER SHARE:
    Income before extraordinary loss                  $ 33.6              $ 78.7              $ 69.7
    Extraordinary loss                                  (3.3)                  -                   -
                                                 ------------        ------------        ------------
    Net income (numerator)                            $ 30.3              $ 78.7              $ 69.7
                                                 ============        ============        ============

    Weighted-average common shares
       outstanding (denominator)                        36.5                36.6                37.5

    Income per share before
       extraordinary loss                             $ 0.92              $ 2.15              $ 1.86
    Extraordinary loss per share                       (0.09)                  -                   -
    Net income per share                              $ 0.83              $ 2.15              $ 1.86

DILUTED INCOME (LOSS) PER SHARE:
    Income before extraordinary loss                  $ 33.6              $ 78.7              $ 69.7
    Interest impact of assumed
       conversion of convertible notes                     -                 4.3                   -
                                                 ------------        ------------        ------------
    Adjusted income before
       extraordinary loss (numerator)                   33.6                83.0                69.7

    Extraordinary loss                                  (3.3)                  -                   -
                                                 ------------        ------------        ------------
    Net income                                        $ 30.3              $ 83.0              $ 69.7
                                                 ============        ============        ============

    Weighted-average common shares
       outstanding                                      36.5                36.6                37.5
    Effect of dilutive securities:
       Stock options, warrants and
         convertible notes                               1.3                 4.3                 0.6
                                                 ------------        ------------        ------------
    Weighted-average common shares
       outstanding (denominator)                        37.8                40.9                38.1
                                                 ============        ============        ============

    Income per share before
      extraordinary loss                              $ 0.89              $ 2.03              $ 1.83
    Extraordinary loss per share                       (0.09)                  -                   -
    Net income per share                              $ 0.80              $ 2.03              $ 1.83


       In 2001, the Company excluded 5.9 million of common stock equivalents, primarily relating to the Convertible Notes from its calculation of diluted income (loss) per share because the effect would have been antidilutive. Because the Convertible Notes were antidilutive, the related $9.0 million of net interest expense was not excluded from the determination of income in the calculation of diluted income (loss) per share. Potentially dilutive securities that were excluded from the calculation of diluted income per share were insignificant in 2000 and1999.

NOTE 3.  DISCONTINUED OPERATIONS

       In 1999, the Company completed the disposal of the Integration segment and, accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The North America Integration business was sold in the first quarter of 1999 and the Asia Pacific Integration business was sold in the fourth quarter of 1999. Interest expense has been allocated to discontinued operations based on the percentage of total identifiable assets.

       The Company recorded an after-tax gain from the sale of discontinued assets of $57.0 million in 1999. The $57.0 million gain included a tax benefit of $8.4 million resulting from the reversal of certain tax reserves associated with prior years' reported sales of discontinued assets. Total proceeds received from the sale of the Integration business were $238.3 million. There was no significant activity in 2001 or 2000.

       Net sales and income from discontinued operations for the year ended December 31, 1999, were as follows:

     (In millions)

     Net sales                                      $196.3
     Costs and expenses                             (199.5)
                                                    -------
     Operating loss                                   (3.2)
     Gain on sale of assets                           81.1
     Net interest expense and other                   (1.0)
     Income tax expense                              (22.4)
                                                    -------
     Income from discontinued operations            $ 54.5
                                                    =======

NOTE 4.  ACQUISITION AND DIVESTITURE OF BUSINESSES

       In January 2000, the Company acquired 100% of the stock of allNET Technologies Pty. Limited ("allNET") for $6.7 million. allNET is a communications products distributor located in Australia. This acquisition was accounted for using the purchase method of accounting. In September 2000, the Company sold the net assets of a wholly owned subsidiary of Accu-Tech Corporation for $3.0 million in cash and $1.6 million in notes receivable. The effect of these transactions on the operating results of the Company was not significant.

NOTE 5.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

       At December 28, 2001 and December 29, 2000, the Company had an ownership interest of 99.9% and 99.7%, respectively, in Anixter Inc., which is included in the consolidated financial statements of the Company. The following summarizes the financial information of Anixter Inc. and reflects the Integration segment of the Company as a discontinued operation:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                        DECEMBER 28,           DECEMBER 29,
(In millions)                               2001                   2000
                                        ------------           ------------

Assets:
  Current assets                          $   827.1             $ 1,331.0
  Property, net                                55.0                  56.5
  Goodwill                                    231.6                 239.3
  Other assets                                 83.1                  53.8
                                        ------------           ------------
                                          $ 1,196.8             $ 1,680.6
                                        ============           ============
Liabilities and Stockholders' Equity:
  Current liabilities                     $   352.9             $   645.1
  Other liabilities                            41.5                  28.6
  Long-term debt                               19.3                 244.9
  Subordinated notes payable to parent        244.8                 250.5
  Stockholders' equity                        538.3                 511.5
                                        ------------           ------------
                                          $ 1,196.8             $ 1,680.6
                                        ============           ============

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED
                                                    --------------------------------------------------
                                                    DECEMBER 28,       DECEMBER 29,       DECEMBER 31,
(In millions)                                           2001               2000               1999
                                                    ------------       ------------       ------------
Net sales                                              $3,144.2           $3,514.4           $2,686.9
Operating income                                       $  103.5           $  191.6           $  114.6
Income from continuing operations before
    income taxes and extraordinary loss                $   58.7           $  135.1           $   79.9
Income from continuing operations before
   extraordinary loss                                  $   34.2           $   76.3           $   43.6
Extraordinary loss                                     $    3.3                  -
Net income                                             $   30.9           $   75.7           $   91.7

NOTE 6.  RESTRUCTURING COSTS

       Due to increased economic softness and deteriorating market conditions in the communications products market, the Company announced a one-time restructuring charge of $31.7 million during the third quarter of 2001. The components of the charge are identified below.

       STAFF REDUCTIONS - The Company planned to reduce approximately 700 employees across all business functions and geographic areas and communicated these intentions to the employees in the third quarter of 2001. The reductions started during that time and as of December 28, 2001, approximately 600 employees have been terminated. In 2001, the Company recorded a restructuring charge of $9.8 million primarily relating to severance and fringe benefits of the approximately 700 employees to be terminated.


       FACILITY RESTRUCTURING - The Company recorded a restructuring charge of $13.9 million to cover primarily the future lease payments on the excess facilities located in North America. Included in this amount was management's assumption that certain facilities could be sublet for a total of $7.2 million and the write-off of related leasehold improvements and equipment of $2.0 million.

       KOREA - The Company decided to leave the Korean market and, as a result, recorded a restructuring charge of $6.2 million. The major components of this charge included accounts receivable bad debts of $3.1 million and legal fees, settlements and other shutdown costs totaling $3.1 million.

       OTHER ITEMS - The Company expensed purchased software that it decided not to implement and provided for legal fees associated with the restructuring. The total charge for these items was $1.8 million.

       The following table summarizes the restructuring costs:


                                  TOTAL      NON-CASH        CASH       ACCRUED
                                  COSTS       CHARGES      PAYMENTS      COSTS
                                  -----      --------      --------     -------
        Staff Reductions          $ 9.8        $   -         $ 5.5       $ 4.3
        Facility Restructuring     13.9          2.0           0.9        11.0
        Korea                       6.2          3.7           0.9         1.6
        Other                       1.8          0.9           0.1         0.8
                                  -----      --------       --------     ------
        Total                     $31.7        $ 6.6         $ 7.4       $17.7
                                  =====      ========       ========     ======

       Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through the year 2008. The Company expects to complete a majority of the implementation of the restructuring initiative by the second quarter of 2002.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                      DECEMBER 28,           DECEMBER 29,
(In millions)                             2001                   2000
                                      ------------           ------------
Salaries and fringe benefits               $ 37.5                 $ 60.0
Taxes                                         4.8                   21.0
Discontinued operations                      11.9                   17.6
Freight                                       4.1                    7.2
Other                                        27.9                   33.8
                                      ------------           ------------
                                           $ 86.2                 $139.6
                                      ============           ============

NOTE 8. DEBT

      Debt is summarized below:
                                      DECEMBER 28,           DECEMBER 29,
(In millions)                             2001                   2000
                                      ------------           ------------
7% Zero-coupon convertible notes          $ 221.8                $ 207.0
8% Senior notes                              18.6                  100.0
Bank revolving lines of credit                0.5                  142.2
Other                                         0.2                    2.7
                                      ------------           ------------
       Total debt                         $ 241.1                $ 451.9
                                      ============           ============

       On June 28, 2000, the Company issued $792 million of 7% zero-coupon convertible notes ("Convertible Notes") due 2020. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Issuance costs were $6.5 million and are being amortized through June 28, 2020 using the straight-line method.

       Holders of the Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into
7.4603 shares of the  Company's  common stock for which the Company has reserved
5.9 million shares. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note, on June 28, 2010, at a price of $502.57 per Convertible Note and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both.

       On October 6, 2000, Anixter entered into a new financing arrangement to replace the existing $550.0 million revolving credit agreement set to mature in 2001. The new agreement consisted of a $500.0 million, senior unsecured, revolving credit line which includes a $390.0 million agreement, due 2005, plus a $110.0 million, 364-day agreement which was cancelled in the second quarter of 2001. Anixter has various other revolving bank lines of credit worldwide that provide for up to $18.7 million of additional borrowings, none of which are domestic. These international lines of credit reduce or mature at various dates in 2002 through 2004. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities.

       At December 28, 2001, $0.5 million was borrowed and $408.2 million was available under the bank revolving lines of credit at Anixter, of which $25.7 million was available to pay the Company for intercompany liabilities. The weighted average interest rate on debt, excluding the fixed rate notes, at December 28, 2001 and December 29, 2000, was 5.0% and 8.0%, respectively. Facility fees of 0.25% payable on the 5 year agreement and 0.23% payable on the 364-day agreement totaled $1.1 million in 2001 and were included in interest expense in the consolidated statement of operations. Facility fees for 2000 were insignificant.

       In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. The Company repurchased $81.3 million of its 8% senior notes for $86.5 million during the year ended December 28, 2001. Additionally, in 2001, the Company expensed $0.3 million of debt issuance costs associated with the cancellation of the $110.0 million revolving credit agreement. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $5.5 million ($3.3 million, net of tax), in its consolidated statements of operations for the year ended December 28, 2001.

       Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $410.1 million and $404.5 million at December 28, 2001 and December 29, 2000, respectively.

       Aggregate annual maturities of debt at December 28, 2001, were as follows: 2002-$0.7 million; 2003-$18.6 million; 2004-none; 2005-none; 2006-none;
and $221.8 million thereafter. The amount due in 2002 was classified as long-term due to the Company's ability and intent to refinance through its long-term facilities.

       Interest paid in 2001, 2000 and 1999, was $18.2 million, $39.1 million and $34.5 million, respectively.

       The estimated fair value of the Company's debt at December 28, 2001 and December 29, 2000, was $245.9 million and $425.0 million respectively, based on public quotations and current market rates.

NOTE 9. LEASE COMMITMENTS AND CONTINGENCIES

       Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases and expire at various dates through 2018. Minimum lease commitments under operating leases at December 28, 2001 are as follows:
2002 - $46.0 million;  2003 - $35.0 million;  2004 - $26.7 million; 2005 - $17.7 million; 2006 - $12.1 million; beyond 2006 - $34.9 million. Total rental expense was $57.8 million, $52.3 million and $58.3 million in 2001, 2000 and 1999, respectively.

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

NOTE 10. INCOME TAXES

       The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 28, 2001, the Company had no net operating loss ("NOL") or investment tax credit carryforwards for U.S. federal income tax purposes. During the third quarter of 1998, the Internal Revenue Service completed its examination for the years 1993 to 1995, which included an examination of net operating losses and credit carryovers dating back to 1979. As a result of the lapsing, during the third quarter of 1999, of all relevant statutes of limitations on assessments relating to that 17-year period of time, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves which were determined to be no longer necessary.

       At December 28, 2001, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $167.6 million, which are subject to various provisions of each respective country. Approximately $56.1 million of this amount expires between 2002 and 2011 and $111.5 million of the amount has an indefinite life.

       Of the $167.6 million NOL carryforwards of foreign subsidiaries mentioned above, $89.4 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 28, 2001, are approximately $78.2 million, which are subject to various provisions of each respective country. Approximately $48.6 million of this amount expires between 2002 and 2011 and $29.6 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

       Domestic income from continuing operations before income taxes was $55.5 million, $110.1 million and $76.0 million for 2001, 2000 and 1999, respectively. Foreign income from continuing operations before income taxes was $2.7 million, $24.5 million and $2.2 million for 2001, 2000 and 1999, respectively.

       Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $83.7 million at December 28, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. According to the Company's computations as of December 28, 2001, unrecognized foreign tax credit carryforwards would be available to fully offset the U.S. regular corporate income tax liability that would arise upon such a distribution. Additionally, with respect to the countries that have undistributed earnings as of December 28, 2001, according to the foreign laws and treaties in place at that time, withholding taxes of approximately $1.0 million would be payable upon the remittance of all earnings at December 28, 2001.

       The Company paid income taxes in 2001, 2000 and 1999 of $33.7 million, $46.8 million and $64.9 million, respectively.

       Significant   components  of  the  Company's   deferred  tax  assets  and
(liabilities) were as follows:

                                                  DECEMBER 28,      DECEMBER 29,
(In millions)                                         2001              2000
                                                  ------------      ------------

Gross deferred tax liabilities                        $ (17.4)          $ (15.8)

Foreign NOL carryforwards                                29.6              29.8
Deferred compensation                                    14.7              11.8
Inventory reserves                                       17.2              11.1
Allowance for doubtful accounts                           3.0               5.8
Other                                                    10.5               6.8
                                                  ------------      ------------

Gross deferred tax assets                                75.0              65.3
Valuation allowance                                     (24.5)            (25.5)
                                                  ------------      ------------
Net deferred tax asset                                $  33.1           $  24.0
                                                  ============      ============

Net current deferred tax assets                       $  32.0           $  25.5
Net non-current deferred tax assets (liabilities)         1.1              (1.5)
                                                  ------------      ------------
                                                      $  33.1           $  24.0
                                                  ============      ============


        Income tax expense (benefit) was comprised of:

                                                                    YEARS ENDED
                                                ---------------------------------------------------
                                                DECEMBER 28,        DECEMBER 29,       DECEMBER 31,
(In millions)                                       2001                2000               1999
                                                ------------        ------------       ------------
Current--Foreign                                     $ 10.1              $ 11.8              $ 7.6
         State                                          3.3                 8.1                4.5
         Federal                                       25.1                36.7               25.0
                                                ------------        ------------       ------------
                                                       38.5                56.6               37.1

Deferred--Foreign                                      (0.7)               (0.7)              (1.5)
          State                                        (2.3)               (2.4)              (1.1)
          Federal                                     (10.9)                2.4              (26.0)
                                                ------------        ------------       ------------
                                                      (13.9)               (0.7)             (28.6)
                                                ------------        ------------       ------------
                                                    $  24.6              $ 55.9              $ 8.5
                                                ============        ============       ============


       Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

                                                                    YEARS ENDED
                                                --------------------------------------------------
                                                DECEMBER 28,        DECEMBER 29,       DECEMBER 31,
(In millions)                                       2001                2000               1999
                                                ------------        ------------       ------------

Statutory tax expense                               $ 20.4              $ 47.1             $ 27.4
Increase (reduction) in taxes resulting from:
  Amortization of goodwill                             2.6                 2.5                2.2
  Losses on foreign operations                         0.9                 2.3                2.5
  State income taxes                                   0.5                 3.7                2.3
  Adjustment to prior year tax accounts                  -                   -              (24.3)
  Other, net                                           0.2                 0.3               (1.6)
                                                ------------        ------------       ------------
                                                    $ 24.6              $ 55.9             $  8.5
                                                ============        ============       ============


NOTE 11. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

       The Company's various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by Employee Retirement Income Security Act and the Internal Revenue Service. Plan assets consisted primarily of equity securities and mutual fund investments.

       In 2000, the Company incurred a $3.2 million loss on settlement of a supplemental employee retirement plan. In 1999, the Company completed the disposal of the Integration segment that resulted in a curtailment gain of $4.4 million and, accordingly, was classified as a gain on disposal of discontinued operations.

                                                                            PENSION BENEFITS
                                                                    -------------------------------
                                                                      2001                   2000
                                                                    --------               --------
(IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
     Beginning balance                                              $ 107.4                $ 104.2
     Service cost                                                       7.0                    6.2
     Interest cost                                                      7.6                    6.9
     Amendments                                                          .7                      -
     Actuarial loss (gain)                                              3.2                   (0.2)
     Settlement/Curtailment loss                                          -                    3.4
     Benefits paid                                                     (3.4)                 (11.0)
     Foreign currency exchange rate changes                            (1.3)                  (2.1)
                                                                    --------               --------
     Ending balance                                                 $ 121.2                $ 107.4
                                                                    ========               ========
CHANGE IN PLAN ASSETS AT FAIR VALUE:
     Beginning balance                                              $  99.8                $  97.8
     Actual return on plan assets                                      (2.7)                   4.8
     Company contributions                                              2.7                    2.7
     Benefits paid                                                     (3.4)                  (3.8)
     Foreign currency exchange rate changes                            (1.1)                  (1.7)
                                                                    --------               --------
     Ending balance                                                 $  95.3                $  99.8
                                                                    ========               ========
RECONCILIATION OF FUNDED STATUS:
     Projected benefit obligation                                   $(121.2)               $(107.4)
     Plan assets at fair value                                         95.3                   99.8
                                                                    --------               --------
     Funded status                                                    (25.9)                  (7.6)
     Unrecognized net actuarial loss (gain)                             2.2                  (11.7)
     Unrecognized prior service cost                                    2.4                    2.0
     Unrecognized transition obligation                                (0.2)                  (0.4)
                                                                    --------               --------
     Accrued benefit cost                                           $ (21.5)               $ (17.7)
                                                                    ========               ========
WEIGHTED AVERAGE ASSUMPTIONS:
     Discount rate                                                     6.81%                  7.25%
     Expected return on plan assets                                    8.53%                  8.63%
     Salary growth rate                                                4.96%                  5.42%

                                                                            PENSION COSTS
                                                                 ----------------------------------
                                                                  2001          2000          1999
                                                                 ------        ------        ------
(IN MILLIONS)
COMPONENTS OF NET PERIODIC COST:
     Service cost                                                $ 7.0         $ 6.2         $ 8.4
     Interest cost                                                 7.6           6.9           7.2
     Expected return on plan assets                               (8.4)         (8.4)        ( 7.9)
     Net amortization                                             (0.4)         (0.7)        ( 0.2)
                                                                 ------        ------        ------
     Periodic benefit cost prior to settlement/curtailment         5.8           4.0           7.5
     Settlement/Curtailment loss (gain)                             -            3.0          (4.4)
                                                                 ------        ------        ------
     Net periodic benefit cost                                   $ 5.8         $ 7.0         $ 3.1
                                                                 ======        ======        ======

       The Company has four plans in 2001 and three plans in 2000 where the accumulated benefit obligation is in excess of the fair value of plan assets. The accumulated benefit obligation was $4.2 million and $4.0 million and the fair value of the plans' assets was $0.2 million and $0.1 million in 2001 and 2000, respectively.

       The Company had two plans in 2000 where the fair value of assets were in excess of the projected benefit obligation. The fair value of the plans' assets was $8.6 million and had projected benefit obligations of $7.1 million.

       The Company has several savings plans. The Company's contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.6 million in 2001, $1.5 million in 2000 and $1.5 million in 1999. The Company's liability for post-retirement benefits other than pensions is not material.

NOTE 12.  PREFERRED STOCK AND COMMON STOCK

 PREFERRED STOCK--

       The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2001 or 2000.

STOCK OPTIONS AND STOCK GRANTS--

       At December 28, 2001, the Company had stock incentive plans that authorize 2.6 million shares for additional stock option awards or stock grants. Options granted under these plans have been granted with exercise prices at or higher than the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. The director options fully vest in one year. All options expire ten years after the date of grant.

       Under its Enhanced Management Incentive Plan, in 2001 the Company issued 31,340 shares of restricted stock and granted 161,039 executive stock units. During 2000, the first year restricted stock was granted, the Company issued 281,173 shares of restricted stock. Restricted stock and executive stock units fully vest after four years from the date of grant. Compensation expense associated with the restricted stock grants and executive stock units was $3.6 million and $1.7 million in 2001 and 2000, respectively.

       The following table summarizes the 2001, 2000 and 1999 activity under the employee and director option plans:

                                                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE
                                     EMPLOYEE     EXERCISE     DIRECTOR     EXERCISE
                                     OPTIONS       PRICE       OPTIONS       PRICE
                                    ---------     --------     --------     --------
(Options in thousands)
Balance at January 1, 1999           4,683.2       $16.48        390.0       $14.35

Granted                              1,115.5        12.70           --           --
Exercised                             (452.0)       13.35        (30.0)       11.63
Canceled                              (163.1)       16.96           --           --
                                    ---------     --------     --------     --------
Balance at December 31, 1999         5,183.6        15.92        360.0        14.57


Granted                              1,127.5        20.59           --           --
Exercised                           (2,003.0)       16.14       (100.0)       11.30
Canceled                              (147.1)       16.91           --           --
                                    ---------     --------     --------     --------
Balance at December 29, 2000         4,161.0        17.06        260.0        15.83

Granted                              1,190.0        25.24           --           --
Exercised                           (1,128.1)       16.91        (40.0)       17.24
Canceled                              (138.3)       20.17           --           --
                                    ---------     --------     --------     --------
Balance at December 28, 2001         4,084.6       $19.37        220.0       $15.57
                                    =========     ========     ========     ========



Options Exercisable at year-end
  1999                               2,679.3       $16.49        360.0       $14.57
  2000                               2,031.3       $16.75        260.0       $15.83
  2001                               1,649.0       $16.72        220.0       $15.57

       The  following   table   summarizes   information   relating  to  options
outstanding and exercisable at December 28, 2001, using various ranges of exercise prices:

EMPLOYEE OPTIONS
(options in thousands)
                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     -----------------------------------------      -------------------------
                                      WEIGHTED        WEIGHTED                      WEIGHTED
   RANGE OF                            AVERAGE        AVERAGE                        AVERAGE
   EXERCISE                           EXERCISE       REMAINING                      EXERCISE
    PRICES           OUTSTANDING        PRICE          YEARS        EXERCISABLE       PRICE
   --------          -----------      --------       ---------      -----------     ---------
$9.11                     100.0        $ 9.11            1.0             100.0        $ 9.11
$12.69-$15.75             984.7        $13.65            7.1             576.9        $14.32
$17.44-$21.13           1,837.4        $19.26            7.4             967.5        $18.89
$25.20-$32.00           1,162.5        $25.28           10.0               4.6        $28.18

DIRECTOR OPTIONS
(options in thousands)
                                      WEIGHTED       WEIGHTED
   RANGE OF                            AVERAGE       AVERAGE
   EXERCISE        OUTSTANDING &      EXERCISE      REMAINING
    PRICES          EXERCISABLE         PRICE         YEARS
   --------        -------------      --------      ---------
$8.38-$8.46                60.0       $  8.42            1.0
$15.00-$20.69             160.0       $ 18.26            3.3

       In addition, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2001, or at the end of the ESPP year, June 30, 2002. Under the ESPP, the Company sold 110,128 shares, 114,100 shares and 123,700 shares to employees in 2001, 2000 and 1999, respectively.

 STOCK OPTION PLANS OF ANIXTER--

       In 1995 and prior years, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options were granted with exercise prices at the fair market value of the common stock on the date of grant. These options vest over four years and terminate seven to ten years from the date of grant. At December 28, 2001, the Company owned 99.97% of the approximately 32.2 million shares of outstanding Anixter common stock.

       The following table summarizes the 2001, 2000 and 1999 option activity:

                                                     WEIGHTED
                                                     AVERAGE
                                                     EXERCISE
                                       OPTIONS        PRICE
                                       -------      ---------
(Options in thousands)

Balance at January 1, 1999              982.3         $11.57
Exercised                              (586.6)         11.21
Canceled                                (26.2)         12.28
                                       -------
Balance at December 31, 1999            369.5          12.08

Exercised                              (323.7)         11.92
Canceled                                 (0.5)         14.50
                                       -------
Balance at December 29, 2000             45.3          13.23

Exercised                               (27.3)         12.40
Canceled                                    -              -
                                       -------

Balance at December 28, 2001             18.0         $14.50
                                       =======

Options exercisable at year-end
  1999                                  369.5         $12.08
  2000                                   45.3         $13.23
  2001                                   18.0         $14.50

       The exercise price for options outstanding as of December 28, 2001, was $14.50 per share and all options expired in January 2002.

UNITS--

       The Company adopted a Director Stock Unit Plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. Stock units were granted to eight directors in 2001 and nine directors in 2000, having an aggregate value at grant date of $480,000 and $540,000, respectively.

       The following table summarizes the 2001, 2000 and 1999 activity under the
DSUP:

                                             DSUP
                                          STOCK UNITS
(In thousands)                            -----------

Balance at January 1, 1999                     81.6
Granted                                        29.7
Converted                                      (3.5)
                                          -----------
Balance at December 31, 1999                  107.8

Granted                                        20.4
Converted                                     (31.2)
                                          -----------
Balance at December 29, 2000                   97.0

Granted                                        18.4
Converted                                     (31.8)
Canceled                                       (0.6)
                                          -----------
Balance at December 28, 2001                   83.0
                                          ===========


ACCOUNTING FOR STOCK BASED COMPENSATION--

       The Company applied the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized in the income statement for the stock option plans. Had compensation costs for the plans been determined based on the fair value at the grant date for awards beginning in 1995 and amortized over the respective vesting period, the Company's income from continuing operations would have been reduced to the pro forma amounts indicated below:

(In millions, except per share data)
                                                  2001       2000       1999
                                                  ----       ----       ----

Basic income from continuing operations
                          --as reported          $33.6      $78.7       $69.7
                          --pro forma            $26.5      $72.7       $64.0

Diluted income from continuing operations
  plus assumed conversion
                          --as reported          $33.6      $83.0       $69.7
                          --pro forma            $26.5      $77.0       $64.0

Basic income per share from
  continuing operations
                          --as reported          $0.92      $2.15       $1.86
                          --pro forma            $0.72      $1.99       $1.71

Diluted income per share from
  continuing operations
                          --as reported          $0.89      $2.03       $1.83
                          --pro forma            $0.71      $1.90          --


       Pro forma diluted income per share has not been presented for 1999, as the conversion of stock options and warrants would have had an anti-dilutive effect.

       The weighted average fair value for the Company's stock options (which was $14.92 per share in 2001, $11.74 per share in 2000 and $5.50 per share in
1999) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: expected stock price volatility of 52%, 45%, and 39%; expected dividend yield of zero each year; risk-free interest rate of 5.2%, 6.5% and 5.6%; and, an expected 7 year life for 2001 and 2000 and a 5 year life for 1999.

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

NOTE 13. BUSINESS SEGMENT

       The Company operates in one business segment that is engaged in the distribution of communications and specialty wire and cable products from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company obtains and coordinates financing, legal and other related services, certain of which are rebilled to subsidiaries.

       The following table is a geographic breakdown of the Company's operations. In 2001, the Company reported sales to a single customer that represented 10.3% of total net sales. No other customer accounts for 10% or more of sales in 2001, 2000 or 1999. Export sales were insignificant.


(In millions)                                     WORLDWIDE OPERATIONS
                                        ---------------------------------------

                                           2001           2000          1999
                                        ---------      ---------      ---------
Net sales
    United States                       $2,179.5       $2,453.9       $1,833.4
    Europe                                 502.1          587.1          523.0
    Canada                                 254.0          285.4          213.9
    Asia Pacific and Latin America         208.6          188.0          141.7
                                        ---------      ---------      ---------
                                        $3,144.2       $3,514.4       $2,712.0
                                        =========      =========      =========
Operating income
    United States                       $   79.4       $  144.6       $   93.3
    Europe                                  21.2           24.6           20.6
    Canada                                  10.3           19.6           12.9
    Asia Pacific and Latin America          (8.9)           1.0          (14.0)
                                        ---------      ---------      ---------
                                           102.0       $  189.8       $  112.8
                                        =========      =========      =========
Tangible long-lived assets
    United States                       $  119.2       $   89.8       $   66.8
    Europe                                   4.7            5.2            7.1
    Canada                                   2.7            3.7            3.9
    Asia Pacific and Latin America           3.3            4.2            5.0
                                        ---------      ---------      ---------
                                        $  129.9       $  102.9       $   82.8
                                        =========      =========      =========

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 28, 2001 and December 29, 2000. The Company has never paid cash dividends on its common stock.


                                                            FIRST       SECOND        THIRD       FOURTH
(In millions, except per share amounts)                    QUARTER      QUARTER      QUARTER      QUARTER
                                                           -------      -------      -------      -------
YEAR ENDED DECEMBER 28, 2001
Net sales                                                  $880.3       $839.8       $761.5       $662.6
Cost of sales                                              (668.3)      (639.3)      (590.8)      (508.9)
Operating income (loss)                                      49.7         43.2        (10.0)        19.1
Income (loss) before income taxes and extraordinary loss     35.6         30.9        (19.7)        11.4
Income (loss) before extraordinary loss                      20.9         18.7        (11.7)         5.7
Extraordinary loss on early extinguishment
   of debt, net of tax                                          -         (0.8)        (0.2)        (2.3)
Net income (loss)                                            20.9         17.9        (11.9)         3.4
Basic income (loss) per share:
   Income (loss) before extraordinary loss                   0.57         0.52        (0.32)        0.16
   Extraordinary loss                                           -        (0.02)       (0.01)       (0.06)
   Net income (loss)                                         0.57         0.50        (0.33)        0.10
Diluted income (loss) per share:
   Income (loss) before extraordinary loss                   0.53         0.49        (0.32)        0.15
   Extraordinary loss                                           -        (0.02)       (0.01)       (0.06)
   Net income (loss)                                         0.53         0.47        (0.33)        0.09
Composite stock price range:
   High                                                     29.25        31.80        31.69        30.86
   Low                                                      18.81        23.30        23.15        23.85
   Close                                                    24.10        30.70        24.78        28.82

YEAR ENDED DECEMBER 29, 2000
Net sales                                                  $758.8       $920.9       $971.8       $862.9
Cost of sales                                              (571.8)      (712.2)      (754.1)      (654.4)
Operating income                                             37.5         50.0         53.9         48.4
Income before income taxes                                   27.7         39.2         40.9         26.8
Income from continuing operations                            16.1         22.7         24.0         15.9
Net income                                                   16.1         22.7         24.0         15.9
Basic income per share:
   Continuing                                                0.45         0.62         0.65         0.42
   Net income                                                0.45         0.62         0.65         0.42
Diluted income per share:
   Continuing                                                0.44         0.60         0.59         0.41
   Net income                                                0.44         0.60         0.59         0.41
Composite stock price range:
   High                                                     29.94        34.00        37.00        29.19
   Low                                                      18.69        26.50        27.06        17.75
   Close                                                    27.88        26.52        29.13        21.63


       In the third quarter of 2001, the Company recorded a $31.7 million ($19.0 million after-tax) one-time restructuring charge for severance and costs associated with closing and consolidating certain facilities. As a result, basic and diluted income per share were reduced by $0.52 and $0.50, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

             None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.


       See  Registrant's   Proxy  Statement  for  the  2002  Annual  Meeting  of
Stockholders--"Election of Directors."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table lists the name, age as of March 8, 2002, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 41                 General  Counsel of the  Company  since May 1998;  Assistant  Secretary  of the  Company since May 1995; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 50           Vice-President  Controller of the Company since October 2000;  Chief  Financial  Officer
                                of  International   Survey  Research  from  January  2000  to  October  2000;  Corporate
                                Controller  of BT Office  Products  International  from  August  1997 to  January  2000;
                                Corporate Controller of The Bradford Exchange from October 1994 to August 1997.

Robert W. Grubbs Jr., 45        President and Chief  Executive  Officer of the Company since  February  1998;  President and Chief Executive Officer of Anixter since July 1994.

James E. Knox, 64               Senior Vice-President--Law and Secretary of the Company since 1986.

Dennis J. Letham, 50            Chief Financial  Officer,  Senior  Vice-President--Finance  of the Company since January
                                1995; Chief Financial Officer, Executive Vice President of Anixter since July 1993.

Philip F. Meno, 43              Vice-President--Taxes of the Company since May 1993.

Rodney A.  Shoemaker, 44        Vice-President--Treasurer  of  the  Company  and  Anixter  since  July  1999;  Assistant
                                Treasurer of the Company and Anixter from October 1994 to July 1999.

Samuel Zell, 60                 Chairman of the Board of Directors of the Company since January 1985.

 ITEM 11.  EXECUTIVE COMPENSATION.

       See Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       See  Registrant's   Proxy  Statement  for  the  2002  Annual  Meeting  of
Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       See  Registrant's   Proxy  Statement  for  the  2002  Annual  Meeting  of
Stockholders--"Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Exhibits.
                  The exhibits listed below in Items 14(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

         (b) Reports on Form 8-K.
                  None.

(A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS.

   The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                                            PAGE
Report of Independent Auditors                                               14
Consolidated Statements of Operations for the years ended
   December 28, 2001, December 29, 2000 and December 31, 1999                15
Consolidated Balance Sheets at December 28, 2001 and December 29, 2000       16
Consolidated Statements of Cash Flows for the years ended
   December 28, 2001, December 29, 2000 and December 31, 1999                17
Consolidated Statements of Stockholders' Equity for the years
   ended December 28, 2001, December 29, 2000 and December 31, 1999          18
Notes to the Consolidated Financial Statements                               19

(2) FINANCIAL STATEMENT SCHEDULES.

       The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:
                                                                            Page
       I.      Condensed financial information of Registrant                 40
       II.     Valuation and qualifying accounts and reserves                44

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

           EXHIBIT
             NO.                          DESCRIPTION OF EXHIBIT

(3)      ARTICLES OF INCORPORATION AND BY-LAWS.

             3.1 Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of
                           Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).

             3.2 By-laws of Anixter International Inc. as amended through November 9, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.2).

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

             4.1 Indenture dated September 17, 1996, between Anixter Inc., Anixter International Inc. and the Bank of New York, as Trustee, providing for 8% Senior Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.'s Registration Statement on Form S-3, Registration Number 333-09185, filed August 27, 1996,
                           Exhibit 4.1).

             4.2 Indenture dated as of June 28, 2000, by and between Anixter International Inc. and Bank of New York, as Trustee offering 7% zero-coupon convertible notes due 2020. (Incorporated by reference from Anixter International Inc.'s Registration Statement on Form S-3, Registration Number 333-42788, filed August 1, 2000, Exhibit 4.1).

             4.3 (a) Five-Year, $390 million, Revolving Credit Agreement, dated October 6, 2000, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 4.3).

                           (b)Amendment No. 1 to Anixter Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000.

             4.4 Receivables Sale Agreement, dated October 6, 2000, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 4.5).

             4.5           Receivables  Purchase  Agreement,  dated  October  6,
                           2000, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent, and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 4.6).

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

             10.2* Company's 1983 Stock Incentive Plan as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3).

             10.3* Anixter International Inc. 1998 Stock Incentive Plan (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935. Exhibit 4a).

             10.4* Company's Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).

             10.5* Company's Director Stock Option Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).

             10.6* Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

             10.7* Form of Indemnity Agreement with all directors and officers (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).

             10.8* Anixter International Inc. 1996 Stock Incentive Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).

             10.9* Form of Stock Option Grant (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).

             10.10* Anixter Excess Benefit Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).

             10.11* Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).

             10.12* (a) Anixter Deferred Compensation Plan (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).

                           (b) Anixter 1999 Restated Deferred Compensation Plan.

                           (c) Amendment No. 1 to Anixter 1999 Restated Deferred Compensation Plan.

                           (d) Amendment No. 2 to Anixter 1999 Restated Deferred Compensation Plan.

             10.13* Financial Advisory Agreement, dated August 4, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.21).

             10.14* Employment Agreement with Robert W. Grubbs, dated July 22, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.22).

             10.15* Employment Agreement with Dennis J. Letham, dated July 22, 1999 (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.23).

             10.16* Anixter International Inc. Management Incentive Plan (Incorporated by reference from Anixter International Inc. Quarterly Report on form 10Q for the quarterly period ended June 30, 2000, Exhibit 10.20).

             10.17*        Amendment  to  Employee  Agreements  with  Robert  W.
                           Grubbs and Dennis J. Letham, dated February 14, 2001 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 10.23).

             10.18*        Anixter International Inc. 2001 Stock Incentive Plan.

(21) Subsidiaries OF THE REGISTRANT.
                                                                           PAGE

             21.1          List of Subsidiaries of the Registrant.          46

(23) Consents OF EXPERTS AND COUNSEL.

             23.1          Consent of Ernst & Young LLP                     48

(24) Power OF ATTORNEY.

             24.1          Power  of  Attorney  executed  by Lord  James  Blyth,
                           Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, John R. Petty, Stuart M.
                           Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell 49

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

                                         ANIXTER INTERNATIONAL INC.

                          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                          STATEMENTS OF OPERATIONS
                                                (IN MILLIONS)




                                                                                YEARS ENDED
                                                            --------------------------------------------------
                                                            DECEMBER 28,        DECEMBER 29,      DECEMBER 31,
                                                                2001              2000               1999
                                                            ------------        ------------      ------------
Operating loss                                                   $(1.5)              $(4.1)            $ (2.5)
Other income (expenses):
   Interest income, including intercompany                         5.3                 6.6                3.1
   Other                                                            --                (0.6)                --
                                                            ------------        ------------      ------------
Income from operations before income taxes
   and equity in earnings of subsidiaries                          3.8                 1.9                0.6
Income tax (expense) benefit                                      (1.8)                1.9               27.4
Equity in earnings of subsidiaries                                28.3                74.9               96.2
                                                            ------------        ------------      ------------
Net income                                                       $30.3               $78.7             $124.2
                                                            ============        ============      ============

                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS


                                                 DECEMBER 28,      DECEMBER  29,
                                                     2001              2000
                                                 ------------      -------------

Current assets:
  Cash                                             $   0.8             $   0.4
  Accounts receivable                                  2.8                 2.5
  Amounts currently due from affiliates, net           2.7                 3.4
  Other assets                                         0.2                 0.1
                                                 ------------      -------------
         Total current assets                          6.5                 6.4
Investment in and advances to subsidiaries           788.6               765.1
Other assets                                           6.8                 7.0
                                                 ------------      -------------
                                                   $ 801.9             $ 778.5
                                                 ============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses,
  due currently                                    $   2.2             $   2.8
Long-term debt                                       221.8               207.0
Income taxes, net, primarily deferred                 14.8                13.8
                                                 ------------      -------------
         Total liabilities                           238.8               223.6
Stockholders' equity:
  Common stock                                        36.9                37.7
  Capital surplus                                     32.5                46.9
  Accumulated other comprehensive income             (59.5)              (52.6)
  Retained earnings                                  553.2               522.9
                                                 ------------      -------------
         Total stockholders' equity                  563.1               554.9
                                                 ------------      -------------
                                                   $ 801.9             $ 778.5
                                                 ============      =============


                                            ANIXTER INTERNATIONAL INC.

                               SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                           STATEMENTS OF CASH FLOWS
                                                 (IN MILLIONS)




                                                                                  YEARS ENDED
                                                                ------------------------------------------------
                                                                DECEMBER 28,      DECEMBER 29,      DECEMBER 31,
                                                                    2001              2000              1999
                                                                ------------      ------------      ------------
Operating activities:
   Net income                                                       $   30.3           $ 78.7           $ 124.2
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Income tax expense (benefit)                                     1.8             (1.9)            (27.4)
        Equity in earnings of subsidiaries                             (28.3)           (74.9)            (96.2)
        Accretion of zero-coupon convertible notes                      14.7              7.0                --
        Income tax savings from employee stock plans                     5.3             11.2               2.6
        Intercompany transactions                                        0.7              2.9              (1.7)
        Change in other operating items                                  6.3             (4.7)             63.9
                                                                ------------      ------------      ------------
            Net cash provided by operating activities                   30.8             18.3              65.4

Investing activities:
  Proceeds from sale of businesses                                        --                --             28.3
                                                                ------------      ------------      ------------
            Net cash provided by investing activities                     --                --             28.3

Financing activities:
  Proceeds from long-term debt                                            --            200.0                --
  Loans to subsidiaries, net                                            (5.8)          (231.4)            (12.1)
  Purchase of treasury stock                                           (46.9)           (15.4)            (91.9)
  Proceeds from issuance of common stock                                22.3             34.9               7.4
  Debt issuance costs                                                     --             (6.4)               --
                                                                ------------      ------------      ------------
            Net cash used in financing activities                      (30.4)           (18.3)            (96.6)
                                                                ------------      ------------      ------------
Cash provided (used)                                                     0.4               --              (2.9)
Cash at beginning of year                                                0.4              0.4               3.3
                                                                ------------      ------------      ------------
Cash at end of year                                                 $    0.8           $  0.4           $   0.4
                                                                ============      ============      ============



                           ANIXTER INTERNATIONAL INC.

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                     NOTE TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

       In the parent company financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with the Company's consolidated financial statements.


                                         ANIXTER INTERNATIONAL INC.

                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999
                                              (IN MILLIONS)




                                                      ADDITIONS
                                                      ---------

                                  BALANCE AT     CHARGED      CHARGED                    BALANCE AT
                                 BEGINNING OF      TO        TO OTHER                      END OF
           DESCRIPTION            THE PERIOD     INCOME      ACCOUNTS     DEDUCTIONS     THE PERIOD
           -----------            ----------     ------      --------     ----------     ----------
Year ended December 28, 2001:
  Allowance for
   doubtful accounts                  $14.8      $ 11.5       $ 0.1         $ (5.5)          $20.9
  Allowance for
   deferred tax asset                 $25.5      $( 1.0)         --             --           $24.5


Year ended December 29, 2000:
  Allowance for
   doubtful accounts                  $10.3       $ 8.1     $  (0.4)        $ (3.2)          $14.8
  Allowance for
   deferred tax asset                 $26.3       $(0.8)         --             --           $25.5


Year ended December 31, 1999:
  Allowance for
   doubtful accounts                 $ 11.0       $ 5.7     $  (0.9)        $(5.5)           $10.3
  Allowance for
   deferred tax asset                $ 24.0       $ 2.3          --            --            $26.3


                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SKOKIE, STATE OF ILLINOIS, ON THE 13TH DAY OF MARCH, 2002.

                                              ANIXTER INTERNATIONAL INC.

                                                  DENNIS J. LETHAM
                                            -------------------------------
                                                   Dennis J. Letham
                                            SENIOR VICE PRESIDENT - FINANCE

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

ROBERT W. GRUBBS           Chief Executive Officer
----------------------         and President                      March 13, 2002
Robert W. Grubbs         (Principal Executive Officer)

DENNIS J. LETHAM       Senior Vice President--Finance             March 13, 2002
----------------------   (Chief Financial Officer)
Dennis J. Letham

TERRANCE A. FABER        Vice President--Controller               March 13, 2002
----------------------   (Chief Accounting Officer)
Terrance A. Faber

LORD JAMES BLYTH*             Director                            March 13, 2002
----------------------
Lord James Blyth

ROBERT L. CRANDELL*           Director                            March 13, 2002
----------------------
Robert L. Crandall

ROBERT W. GRUBBS              Director                            March 13, 2002
----------------------
Robert W. Grubbs

F. PHILIP HANDY*              Director                            March 13, 2002
----------------------
F. Philip Handy

MELVYN N. KLEIN*              Director                            March 13, 2002
----------------------
Melvyn N. Klein

JOHN R. PETTY*                Director                            March 13, 2002
----------------------
John R. Petty

STUART M. SLOAN*              Director                            March 13, 2002
----------------------
Stuart M. Sloan

THOMAS C. THEOBALD*           Director                            March 13, 2002
----------------------
Thomas C. Theobald

                              Director                            March 13, 2002
----------------------
Mary Agnes Wilderotter

MATTHEW ZELL*                 Director                            March 13, 2002
----------------------
Matthew Zell

SAMUEL ZELL*                  Director                            March 13, 2002
----------------------
Samuel Zell

*By                   DENNIS J. LETHAM
     ----------------------------------------
          Dennis J. Letham (ATTORNEY IN FACT)
          Dennis J. Letham, as attorney in fact for each person indicated.


                                                                    EXHIBIT 21.1
                        ANIXTER INTERNATIONAL SCHEDULE 21
                              LIST OF SUBSIDIARIES

                                                                                   JURISDICTION
COMPANY NAME                                                                     OF INCORPORATION
Anixter Inc.                                                                         Delaware
        Accu-Tech Corporation                                                        Georgia
              Wallace Electronics, Inc.                                              Georgia
        Anixter Australia Pty. Ltd.                                                  Australia
              allNET Technologies Pty. Ltd.                                          Australia
        Anixter Cables y Manufacturas, S.A. de C.V.                                  Mexico
        Anixter Chile S.A.                                                           Chile
        Anixter Colombia S.A.                                                        Colombia
        Anixter Costa Rica S.A.                                                      Costa Rica
        Anixter del Peru, S.A.C.                                                     Peru
        Anixter de Mexico, S.A. de C.V.                                              Mexico
        Anixter do Brazil Ltda.                                                      Brazil
        Anixter Financial Inc.                                                       Delaware
              Anixter Communications (Malaysia) Sdn Bhd                              Malaysia
              Anixter Singapore Pte Ltd.                                             Singapore
              Anixter Hong Kong Limited                                              Hong Kong
                     Anixter Trading (Shanghai) Company Limited                      China
              Anixter Thailand Inc.                                                  Delaware
        Anixter Holdings, Inc.                                                       Delaware
              Anixter Argentina S.A.                                                 Argentina
              Anixter AEH Holdings Inc.                                              Delaware
                     Anixter Europe Holdings B.V.                                    Netherlands
                           Anixter Austria GmbH                                      Austria
                           Anixter (CIS) L.L.C. (Russia)                             Russia
                           Anixter Danmark A/S                                       Denmark
                           Anixter Deutschland GmbH                                  Germany
                           Anixter Eurofin B.V.                                      Netherlands
                                  Anixter Canada Inc.                                Canada
                                        WireXpress Ltd.                              Canada
                                  Anixter Eurinvest B.V.                             Netherlands
                                        Anixter Belgium B.V.B.A.                     Belgium
                                        Anixter Espana S.L.                          Spain
                                        Anixter France SARL                          France
                                        Anixter International B.V.B.A.               Belguim
                                        Anixter Italia S.r.l.                        Italy
                                        Anixter International Ltd.                   United Kingdom
                                               Anixter Power & Construction Ltd.     United Kingdom
                                               Anixter U.K. Ltd.                     United Kingdom
                                        Anixter Logistics, Europe B.V.B.A.           Belgium
                                        Anixter Nederland B.V.                       Netherlands
                                        Anixter Switzerland Sarl                     Switzerland
                           Anixter Hungary Ltd.                                      Hungary
                           Anixter Iletsim Sistemleri Pazarlama ve Ticaret A.S.      Turkey
                           Anixter Network Systems Greece L.L.C.                     Greece
                           Anixter Norge A.N.S.                                      Norway
                           Anixter Poland Sp.z.o.o.                                  Poland
                           Anixter Portugal S.A.                                     Portugal
                           Anixter Sverige AB                                        Sweden
                           B.E.L. Corporation                                        Delaware
        Anixter Information Systems Corporation                                      Illinois
              Anixter (Barbados), Inc.                                               Barbados
        Anixter Korea Limited                                                        Korea
        Anixter Philippines Inc.                                                     Delaware
        Anixter Puerto Rico, Inc.                                                    Delaware
        Anixter-Real Estate Inc.                                                     Illinois
        Anixter Receivables Corporation                                              Delaware
        Anixter Venezuela Inc.                                                       Delaware
GL Holding of Delaware, Inc.                                                         Delaware
        Itel Corporation                                                             California
Itel Container Ventures Inc.                                                         Delaware
        ICV GP Inc.                                                                  Delaware
        ICV LP Inc.                                                                  Delaware
Itel Rail Holdings Corporation                                                       Delaware
        Fox River Valley Railroad Corporation                                        Wisconsin
        Green Bay & Western Railroad Company                                         Wisconsin
              Michigan & Western Railroad Company                                    Michigan
        Signal Capital Corporation                                                   Delaware
              Richdale, Ltd.                                                         Delaware
              Signal Capital Projects, Inc.                                          Delaware
                     Signal Capital Norwalk Inc.                                     Delaware
Railcar Services Corporation                                                         Delaware



                                                                    EXHIBIT 23.1





                         CONSENT OF INDEPENDENT AUDITORS


       We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-93173) pertaining to the Anixter International Inc. 1983 Stock Incentive Plan, the Registration Statement (Form S-8 No. 33-13486) pertaining to the Anixter International Inc. Key Executive Equity Plan, the Registration Statement (Form S-8 No. 33-21656) pertaining to the Anixter International Inc. 1988 Employee Stock Purchase Plan, the Registration Statement (Form S-8 No. 33-38364) pertaining to the Anixter International Inc. 1989 Employee Stock Incentive Plan, the Registration Statement (Form S-8 No. 33-60676) pertaining to the Anixter International Inc. 1993 Director of Stock Option Plan, the Registration Statement (Form S-8 No. 33-05907) pertaining to the Anixter International Inc. 1996 Stock Incentive Plan, the Registration Statement (Form S-8 No. 333-56815) pertaining to the Anixter International Inc. 1998 Mid-level Stock Option Plan, the Registration Statement (Form S-8 No. 333-56935) pertaining to the Anixter International Inc. 1998 Stock Incentive Plan and the Registration Statement (Form S-3 No. 333-42788) pertaining to the Anixter International Inc. zero-coupon convertible notes due 2020 of our report dated January 28, 2002, with respect to the consolidated financial statements and schedules of Anixter International Inc. included in this Annual Report (Form 10-K) for the year ended December 28, 2001.



                                                               ERNST & YOUNG LLP



Chicago, Illinois
March 13, 2002

                                                                    EXHIBIT 24.1

                                POWER OF ATTORNEY


       KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer and/or director of Anixter International Inc., a Delaware corporation (the "Corporation"), which is about to file an annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on Form 10-K hereby constitutes and appoints Dennis J. Letham, John A. Dul and Terrance A. Faber, and each of them, his or her true and lawful attorney-in-fact and agents, with full power and all capacities, to sign the Corporation's Form 10-K and any or all amendments thereto, and any other documents in connection therewith, to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       IN WITNESS WHEREOF, the undersigned and hereunto set her or his hand and seal as of the 21st day of February 2002.

  /s/ Lord James Blyth                      /s/ John R. Petty

  /s/ Robert L. Crandall                    /s/ Stuart M. Sloan

  /s/ Robert W. Grubbs                      /s/ Thomas C. Theobald

  /s/ F. Philip Handy                       /s/ Matthew Zell

  /s/ Melvyn N. Klein                       /s/ Samuel Zell