Form 10-Q
period 2002-03-29
ANIXTER INTERNATIONAL INC
filed 2002-05-09
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
    -

    At May 6, 2002, 37,284,238 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements................................................1

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........*

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...................................................*

Item 2.    Changes in Securities...............................................*

Item 3.    Defaults Upon Senior Securities.....................................*

Item 4.    Submission of Matters to a Vote of Security Holders.................*

Item 5.    Other Information...................................................*

Item 6.    Exhibits and Reports on Form 8-K...................................12
___________________
* No reportable information under this item.


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

                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ANIXTER INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



(In millions, except per share amounts)
                                                          13 Weeks Ended
                                                    -------------------------
                                                     March 29,      March 30,
                                                       2002           2001
                                                    ----------     ----------


Net sales                                           $   614.7      $   880.3
Cost of goods sold                                      472.9          668.3
                                                    ----------     ----------
Gross profit                                            141.8          212.0

Operating expenses                                      121.3          160.1
Goodwill amortization                                       -            2.2
                                                    ----------     ----------
Operating income                                         20.5           49.7
Interest expense                                         (4.7)          (9.3)
Other, net                                                  -           (4.8)
                                                    ----------     ----------
Income before income taxes and extraordinary loss        15.8           35.6
Income tax expense                                        6.3           14.7
                                                    ----------     ----------
Income before extraordinary loss                          9.5           20.9

Extraordinary loss on early extinguishment
  of debt(net of income tax benefit of $0.4)             (0.6)             -
                                                    ----------     ----------
Net income                                          $     8.9      $    20.9
                                                    ==========     ==========

Basic income (loss) per share:
  Income before extraordinary loss                  $    0.26      $    0.57
  Extraordinary loss                                    (0.02)             -
                                                    ----------     ----------
  Net income                                        $    0.24      $    0.57
                                                    ==========     ==========

Diluted income (loss) per share:
  Income before extraordinary loss                  $    0.25      $    0.53
  Extraordinary loss                                    (0.02)             -
                                                    ----------     ----------
  Net income                                        $    0.23      $    0.53
                                                    ==========     ==========



        See accompanying notes to the consolidated financial statements.

                              ANIXTER INTERNATIONAL INC.
                             CONSOLIDATED BALANCE SHEETS



(In millions)                                                    March 29,    December 28,
                                       ASSETS                      2002           2001
                                                               ------------   ------------
                                                                (Unaudited)
Current assets
  Cash                                                           $    47.7      $    27.2
  Accounts receivable (less allowances of $16.5 and $20.9
    in 2002 and 2001, respectively)                                  173.9          154.1
  Note receivable - unconsolidated subsidiary                        100.8          111.4
  Inventories                                                        461.6          495.7
  Deferred income taxes                                               32.0           32.0
  Other current assets                                                12.0            8.6
                                                               ------------   ------------
      Total current assets                                           828.0          829.0

Property and equipment, at cost                                      165.4          167.4
Accumulated depreciation                                            (114.5)        (112.4)
                                                               ------------   ------------
      Property and equipment, net                                     50.9           55.0

Goodwill (less accumulated amortization of $95.5 and $95.4
   in 2002 and 2001, respectively)                                   232.4          231.6
Other assets                                                          79.7           83.2
                                                               ------------   ------------
                                                                 $ 1,191.0      $ 1,198.8
                                                               ============   ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                              $   264.1      $   251.0
   Accrued expenses                                                   73.4           86.2
   Accrued restructuring                                               8.9           11.1
   Income taxes payable                                                2.0            4.4
                                                               ------------   ------------
       Total current liabilities                                     348.4          352.7

Long-term debt                                                       222.4          241.1
Other liabilities                                                     42.7           41.9
                                                               ------------   ------------
       Total liabilities                                             613.5          635.7
Stockholders' equity
  Common stock --- $1.00 par value, 100,000,000 shares
    authorized, 37,050,939 and 36,917,313 shares issued
    and outstanding in 2002 and 2001, respectively                    37.1           36.9
  Capital surplus                                                     35.5           32.5
  Accumulated other comprehensive income                             (57.2)         (59.5)
  Retained earnings                                                  562.1          553.2
                                                               ------------   ------------
      Total stockholders' equity                                     577.5          563.1
                                                               ------------   ------------
                                                                 $ 1,191.0      $ 1,198.8
                                                               ============   ============


               See accompanying notes to the consolidated financial statements.

                               ANIXTER INTERNATIONAL INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)




(In millions)                                                           13 Weeks Ended
                                                                  --------------------------
                                                                   March 29,       March 30,
                                                                     2002            2001
                                                                  ----------      ----------
Operating activities
  Net income                                                         $ 8.9          $ 20.9
  Adjustments to reconcile net income to net cash
    provided by continuing operating activities:
      Extraordinary loss                                               0.6               -
      Gain on sale of fixed assets                                    (1.2)              -
      Depreciation and amortization                                    5.9             8.1
      Accretion of zero-coupon convertible notes                       3.8             3.6
      Deferred income taxes                                              -            (0.4)
      Changes in current assets and liabilities, net                  25.5            57.0
      Restructuring costs                                             (3.1)              -
      Other, net                                                       2.1             0.1
                                                                  ----------      ----------
        Net cash provided by continuing operating activities          42.5            89.3

Investing activities
  Capital expenditures                                                (1.5)           (8.6)
                                                                  ----------      ----------
        Net cash used in continuing investing activities              (1.5)           (8.6)

Financing activities
  Proceeds from long-term borrowings                                  43.6           346.1
  Repayment of long-term borrowings                                  (43.6)         (398.8)
  Retirement of notes payable                                        (22.9)              -
  Proceeds from issuance of common stock                               2.2             3.2
  Purchases of common stock for treasury                                 -           (46.9)
  Other, net                                                          (0.1)           (0.1)
                                                                  ----------      ----------
        Net cash used in continuing financing activities             (20.8)          (96.5)
                                                                  ----------      ----------

Increase (decrease) in cash from continuing operations                20.2           (15.8)
Net cash provided by (used in) discontinued operations                 0.3            (2.9)
Cash at beginning of period                                           27.2            20.8
                                                                  ----------      ----------
Cash at end of period                                               $ 47.7           $ 2.1
                                                                  ==========      ==========



       See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 28, 2001. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2002 presentation.

Note 2.  Goodwill

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of December 29, 2001. In accordance with this statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets acquired in a future purchase will not be amortized, but will be evaluated for impairment. The Company performed the annual impairment test during the first quarter of 2002. This test compared the market value of the reporting units to the book value using a measurement date of December 29, 2001. The results of this test concluded that the market value exceeds the book value, and therefore, an impairment charge is not required at this time. The Company recognized $2.2 million of goodwill amortization during the 13 weeks ended March 30, 2001. If the provisions of SFAS No. 142 had been applied to the 13 weeks ended March 30, 2001, net income would have increased $2.2 million and basic and diluted earnings per share would have increased $0.06 and $0.05, respectively. See Note 4 "Income (Loss) per Share" for a reconciliation of reported net income and net income adjusted to exclude goodwill amortization.

Note 3.  Comprehensive Income

     Comprehensive income, net of tax, consisted of the following:

                                                            13 weeks ended
                                                      --------------------------
                                                      March 29,        March 30,
(In millions)                                           2002             2001
                                                      ---------        ---------

 Net income                                           $    8.9         $   20.9
 Cumulative effect of adoption of SFAS No. 133               -              2.7
 Change in cumulative translation adjustment               7.4             (8.3)
 Change in fair market value of derivatives               (5.1)             2.8
                                                      ---------        ---------
 Comprehensive income                                 $   11.2         $   18.1
                                                      =========        =========

Note 4. Income (Loss) per Share

     The following table sets forth the computation of basic and diluted income per common share:

                                                             13 weeks ended
                                                        ------------------------
(In millions, except per share amounts)                 March 29,      March 30,
                                                          2002           2001
                                                        ---------      ---------
Basic Income (Loss) Per Share:
   Reported income before extraordinary loss              $  9.5         $ 20.9
   Goodwill amortization                                     -              2.2
                                                        ---------      ---------
   Adjusted income before extraordinary loss                 9.5           23.1
   Extraordinary loss                                       (0.6)             -
                                                        ---------      ---------
   Adjusted net income                                    $  8.9         $ 23.1
                                                        =========      =========

   Weighted-average common shares outstanding               36.6           36.9

   Reported income per share before extraordinary loss    $ 0.26         $ 0.57
   Goodwill amortization per share                             -           0.06
                                                        ---------      ---------
   Adjusted income per share before extraordinary loss      0.26           0.63
   Extraordinary loss per share                            (0.02)             -
                                                        ---------      ---------
   Adjusted net income per share                          $ 0.24         $ 0.63
                                                        =========      =========

Diluted Income (Loss) Per Share:
   Income before extraordinary loss                       $  9.5         $ 20.9
   Interest impact of assumed conversion of
    convertible notes                                          -            2.2
                                                        ---------      ---------
   Reported income before extraordinary loss                 9.5           23.1
   Goodwill amortization                                       -            2.2
                                                        ---------      ---------
   Adjusted net income before extraordinary loss             9.5           25.3
   Extraordinary loss                                       (0.6)             -
                                                        ---------      ---------
   Net income                                             $  8.9         $ 25.3
                                                        =========      =========

   Weighted-average common shares outstanding               36.6           36.9
   Effect of dilutive securities:
      Stock options, warrants and convertible notes          1.4            7.0
                                                        ---------      ---------
   Weighted-average common shares outstanding               38.0           43.9
                                                        =========      =========


   Reported income per share before extraordinary loss    $ 0.25         $ 0.53
   Goodwill amortization per share                             -           0.05
                                                        ---------      ---------
   Adjusted income per share before extraordinary loss      0.25           0.58
   Extraordinary loss per share                            (0.02)             -
                                                        ---------      ---------
   Adjusted net income per share                          $ 0.23         $ 0.58
                                                        =========      =========

Note 5.  Summarized Financial Information of Anixter Inc.

         The Company had an ownership interest of 99.9% in Anixter Inc. at March 29, 2002, which is included in the consolidated financial statements of the Company. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 29,   December 28,
(In millions)                                            2002          2001
                                                     ------------  ------------
Assets:                                               (Unaudited)
     Current assets                                   $    826.3    $    827.1
     Property, net                                          50.9          55.0
     Goodwill, net                                         232.4         231.6
     Other assets                                           80.4          83.1
                                                      -----------   -----------
                                                      $  1,190.0    $  1,196.8
                                                      ===========   ===========
Liabilities and Stockholders' Equity:
     Current liabilities                              $    352.0    $    352.9
     Other liabilities                                      42.0          41.5
     Long-term debt                                         12.1          19.3
     Subordinated notes payable to parent                  234.2         244.8
     Stockholders' equity                                  549.7         538.3
                                                      -----------   -----------
                                                      $  1,190.0    $  1,196.8
                                                      ===========   ===========



                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                             13 weeks ended
                                                        ------------------------
                                                         March 29,     March 30,
  (In millions)                                            2002          2001
                                                        ----------    ----------
     Net sales                                          $   614.7     $   880.3

     Operating income                                   $    20.1     $    50.0

     Income before income taxes and
      extraordinary loss                                $    15.4     $    35.4

     Income before extraordinary loss                   $     9.1     $    20.3

     Extraordinary loss                                 $     0.3     $       -

     Net income                                         $     8.8     $    20.3

Note 6.  Restructuring Costs

     Due to increased economic softness and deteriorating market conditions in the communications products market, the Company announced a one-time restructuring charge of $31.7 million during the third quarter of 2001. The components of the charge are identified below:

     Staff Reductions - The Company planned to reduce approximately 700 employees across all business functions and geographic areas and communicated these intentions to the employees in the third quarter of 2001. The reductions started during that time and as of March 29, 2002, substantially all staff reductions have been completed. In 2001, the Company recorded a restructuring charge of $9.8 million primarily relating to severance and fringe benefits of the approximately 700 employees to be terminated.

     Facility Restructuring - The Company recorded a restructuring charge of $13.9 million to primarily cover the future lease payments on the excess facilities located in North America. Included in this amount was management's assumption that certain facilities could be sublet for a total of $7.2 million and the write-off of related leasehold improvements and equipment of $2.0 million.

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

     The following table summarizes the restructuring costs:

                                Total       Non-Cash       Cash        Accrued
     (In millions)              Costs       Charges      Payments       Costs
                               -------     ---------     ---------     --------

     Staff reductions          $  9.8       $     -       $  7.4        $  2.4

     Facility restructuring      13.9           2.0          1.8          10.1

     Korea                        6.2           3.7          0.9           1.6

     Other                        1.8           0.9          0.4           0.5
                               -------     ---------     ---------     --------

     Total                     $ 31.7       $   6.6       $ 10.5        $ 14.6
                               =======     =========     =========     ========

         Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through the year 2008. The Company has substantially implemented all of the restructuring initiatives.

Note 7.  Extinguishment of Debt

     The Company repurchased $15.3 million of its 7% zero-coupon convertible notes and $7.0 million of its 8% senior notes for $22.9 million during the 13 weeks ended March 29, 2002. Additionally, in the 13 week period ended March 29, 2002, the Company wrote-off $0.4 million of debt issuance costs associated with its the convertible notes. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.0 million ($0.6 million, net of tax), in its consolidated statements of operations for the 13 weeks ended March 29, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion and analysis of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 28, 2001. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

Financial Liquidity and Capital Resources

Cash Flow

     Consolidated net cash provided by continuing operating activities was $42.5 million for the 13 weeks ended March 29, 2002 compared to $89.3 million for the same period in 2001. Cash provided by operating activities was lower than 2001 primarily due to the decline in sales and $120 million received for inventory that was returned to a vendor in 2001. This was partially offset by net payments on accounts payable of $51.5 million in 2001 versus an increase of $13.1 million in 2002. Consolidated net cash used in investing activities was $1.5 million for the 13 weeks ended March 29, 2002 versus $8.6 million for the same period in 2001. Capital expenditures have been reduced due to the projected weak economic conditions. Capital expenditures are expected to be approximately $23.5 million in 2002 with the majority being related to the construction of a new headquarters building. Consolidated net cash used in financing activities was $20.8 million for the 13 weeks ended March 29, 2002 in comparison to $96.5 million in the corresponding 2001 period. The change is primarily the result of a net decrease in long-term borrowings of $52.7 million in 2001 as compared to $22.9 million in 2002. In addition, $46.9 million of treasury stock purchases occurred in 2001. The Company did not repurchase stock in the first quarter of 2002. Cash provided by discontinued operations was $0.3 million in the 13 weeks ended March 29, 2002 compared to $2.9 million used in the corresponding 2001 period.

Financings

     At March 29, 2002, $408.1 million was available under the bank revolving lines of credit at Anixter Inc., of which $29.7 million was available to pay the Company for intercompany liabilities. During the first quarter of 2002, the Company retired $7.0 million of the 8% Senior notes and $15.3 million of the 7% zero-coupon convertible notes. As a result, the Company recorded an extraordinary loss of $0.02 per diluted share. The Company will continue to pursue opportunities to repurchase outstanding debt, with the volume and timing to depend on market conditions.

     Consolidated interest expense was $4.7 million and $9.3 million for the 13 weeks ended March 29, 2002 and March 30, 2001, respectively. The decrease is mainly due to lower debt levels. The average outstanding long-term debt balance in the first quarter of 2002 was $239.4 million compared to $477.6 million in 2001. Included in other expenses is $0.8 million and $3.7 million, for the 13 weeks ended March 29, 2002 and March 30, 2001, respectively, relating to the interest expense incurred by Anixter Receivables Corporation, a wholly-owned unconsolidated subsidiary. The average outstanding debt incurred by Anixter Receivables Corporation in the first quarter was $132.9 million and $216.8 million for 2002 and 2001, respectively. The effective interest rate on the Anixter Receivables Corporation debt was 2.6% and 6.5% for the first quarter of 2002 and 2001, respectively.

     During the first quarter of 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in the first quarter of 2002. The Company has the authorization to purchase 0.6 million additional shares with the volume and timing to depend on market conditions.

Other Liquidity Considerations

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations.

Results of Operations

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownerships as well as other factors. In addition, the Company's future performance could be affected by economic downturns, possible rapid changes in applicable technologies or regulatory changes, which may substantially change the cost and/or accessibility of public networking bandwidth.

     Quarter ended March 29, 2002: Net income for the first quarter of 2002 was $8.9 million compared with $20.9 million for the first quarter of 2001. The Company recorded an after-tax extraordinary loss of $0.6 million for the early extinquishment of $7.0 million of its 8% Senior notes and $15.3 million of the 7% zero-coupon convertible notes.

     The Company's net sales during the first quarter of 2002 decreased 30.2% to $614.7 million from $880.3 million in the same period in 2001. Net sales by major geographic market are presented in the following table:

                                                     13 weeks ended
                                                ------------------------
                                                March 29,      March 30,
      (In millions)                               2002           2001
                                                ---------      ---------

     North America                              $  487.6       $  662.3
     Europe                                         84.4          162.4
     Asia Pacific and Latin America                 42.7           55.6
                                                ---------      --------
                                                $  614.7       $  880.3
                                                =========      ========

     Sales declined in every geography as the recession and economic softness that developed in the United States in 2001 spread throughout the world. When compared to the corresponding period in 2001, North America sales for the first quarter of 2002 decreased 26.4% to $487.6 million. Sales fell across all markets, with Enterprise, Wire and Cable and Integrated supply sales down 20.8%, 34.5% and 28.4%, respectively. 2001 included $47.2 million of service provider sales which is now primarily reported in the Wire and Cable sales for last year. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal. Europe sales decreased 48.0% due to declining sales in all customer markets. 2001 sales for Europe includes $27.1 million to the service provider market which did not repeat in 2002. Excluding the effect of changes in exchange rates, Europe sales decreased 45.0%. Asia Pacific and Latin America net sales were down 23.1% from the first quarter of 2001 due to general economic softness in both regions. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales decreased 23.6%.

        Operating income decreased to $20.5 million in 2002 from $49.7 million in the first quarter of 2001. Operating income (loss) by major geographic market is presented in the following table:

                                                     13 weeks ended
                                                ------------------------
                                                March 29,      March 30,
      (In millions)                               2002           2001
                                                ---------      ---------

     North America*                              $  18.0        $  41.0
     Europe                                          3.4            7.7
     Asia Pacific and Latin America*                (0.9)           1.0
                                                ---------      ---------
                                                 $  20.5        $  49.7
                                                =========      =========

*The 13 weeks ended March 30, 2001, includes goodwill amortization expense of $2.1 million for North America and $0.1 million for Asia Pacific and Latin America.

     Excluding 2001 goodwill amortization, North America operating income for the first quarter of 2002 decreased 58.3% from the corresponding period in 2001. Due to competitive pricing pressures, gross margins declined to 22.8% in 2002 from 25.3% for the same period in 2001. Primarily as a result of the lower gross margins, operating margins (excluding goodwill amortization in 2001) declined to 3.7% in the first quarter of 2002 from 6.5% in the same period in 2001. Excluding goodwill amortization, operating expenses declined 25.0% as variable costs were reduced in line with the reduction in sales and headcount and facility expenses were reduced with the third quarter 2001 restructuring. Europe operating income decreased 56.2% reflecting the decline in sales. Europe's gross margins increased significantly from 20.1% in 2001 to 26.5% in 2002, as 2001 included $27.1 million of low margin service provider sales. Operating expenses decreased 23.9% reflecting a decline in variable costs associated with the sales decline. The reduction in service provider sales had minimal impact on operating expenses. Excluding the effect of changes in exchange rates, Europe operating income decreased 53.7%. Excluding goodwill amortization, Asia Pacific and Latin America operating income decreased $2.0 million, from $1.1 million income in the first quarter of 2001 to $0.9 million loss in 2002. The significant decline in sales coupled with the small sales base resulted in a loss for the quarter. Changes in exchange rates had a minimal effect on operating income.

         Other, net expense (income) includes the following:

                                                     13 weeks ended
                                                ------------------------
                                                March 29,      March 30,
      (In millions)                               2002           2001
                                                ---------      ---------

     Foreign exchange                            $  1.3         $   0.8
     Gain on sale of real estate                   (1.2)              -
     Accounts receivable securitization               -             4.0
     Other                                         (0.1)              -
                                                ---------      ---------
                                                 $    -         $   4.8
                                                =========      =========

     In the first quarter 2002, Argentina incurred $1.6 million of foreign exchange losses.

     The consolidated tax provision on continuing operations decreased to $6.3 million in 2002 from $14.7 million in the first quarter of 2001, primarily due to lower pre-tax income. The 2002 effective tax rate of 40.0% is based on pre-tax book income adjusted primarily for losses of foreign operations which are not currently deductible.

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

                                    ANIXTER INTERNATIONAL INC.

Date: May 9, 2002                   By:    /s/ Robert W. Grubbs
                                       ------------------------------------
                                               Robert W. Grubbs
                                       President and Chief Executive Officer

Date: May 9, 2002                   By:   /s/ Dennis J. Letham
                                       ------------------------------------
                                              Dennis J. Letham
                                         Senior Vice President - Finance
                                           and Chief Financial Officer