Form 10-Q
period 2002-06-28
ANIXTER INTERNATIONAL INC
filed 2002-08-12
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________ to___________

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

     At August 5, 2002, 37,418,091 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements---------------------------------------------------1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--------------------------------------------10

Item 3. Quantitative and Qualitative Disclosures About Market Risk-------------*

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings------------------------------------------------------*

Item 2. Changes in Securities--------------------------------------------------*

Item 3. Defaults Upon Senior Securities----------------------------------------*

Item 4. Submission of Matters to a Vote of Security Holders-------------------17

Item 5. Other Information------------------------------------------------------*

Item 6. Exhibits and Reports on Form 8-K--------------------------------------17
________________
* No reportable information under this item.


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

                             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               ANIXTER INTERNATIONAL INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

(In millions, except per share amounts)

                                           13 Weeks Ended             26 Weeks Ended
                                       ----------------------    ------------------------
                                        June 28,     June 29,     June 28,      June 29,
                                          2002         2001         2002          2001
                                       ---------    ---------    ----------    ----------

Net sales                              $  617.3     $  839.8     $ 1,232.0     $ 1,720.1
Cost of goods sold                        469.6        639.3         942.5       1,307.6
                                       ---------    ---------    ----------    ----------
Gross profit                              147.7        200.5         289.5         412.5

Operating expenses                        125.2        155.0         246.5         315.1
Goodwill amortization                         -          2.3             -           4.5
                                       ---------    ---------    ----------    ----------
Operating income                           22.5         43.2          43.0          92.9

Interest expense                           (4.1)        (8.9)         (8.8)        (18.2)
Other, net                                  2.9         (3.4)          2.9          (8.2)
                                       ---------    ---------    ----------    ----------
Income before income taxes
  and extraordinary loss                   21.3         30.9          37.1          66.5

Income tax expense                          8.5         12.2          14.8          26.9
                                       ---------    ---------    ----------    ----------
Income before extraordinary loss           12.8         18.7          22.3          39.6

Extraordinary loss on early
  extinguishment of debt, net              (0.4)        (0.8)         (1.0)         (0.8)
                                       ---------    ---------    ----------    ----------
Net income                             $   12.4     $   17.9     $    21.3     $    38.8
                                       =========    =========    ==========    ==========


Basic income (loss) per share:
  Income before extraordinary loss     $   0.35     $   0.52     $    0.60     $    1.08
  Extraordinary loss                   $  (0.01)    $  (0.02)    $   (0.03)    $   (0.02)
  Net income                           $   0.34     $   0.50     $    0.58     $    1.06

Diluted income (loss) per share:
  Income before extraordinary loss     $   0.33     $   0.49     $    0.58     $    1.01
  Extraordinary loss                   $  (0.01)    $  (0.02)    $   (0.02)    $   (0.02)
  Net income                           $   0.33     $   0.47     $    0.56     $    0.99

























            See accompanying notes to the consolidated financial statements.

                                ANIXTER INTERNATIONAL INC.
                               CONSOLIDATED BALANCE SHEETS



(In millions, except share amounts)
                                                               June 28,      December 28,
                                                                 2002            2001
                                                             -----------     -----------
ASSETS                                                       (Unaudited)
Current assets
   Cash                                                      $     82.1      $     27.2
   Accounts receivable (less allowances of
     $18.2 and $20.9 in 2002 and 2001, respectively)              175.8           154.1
   Note receivable - unconsolidated subsidiary                     99.9           111.4
   Inventories                                                    444.7           495.7
   Deferred income taxes                                           32.0            32.0
   Other current assets                                             8.0             8.6
                                                             -----------     -----------
       Total current assets                                       842.5           829.0

Property and equipment, at cost                                   178.8           167.4
Accumulated depreciation                                         (128.2)         (112.4)
                                                             -----------     -----------
       Property and equipment, net                                 50.6            55.0

Goodwill (less accumulated amortization of
   $96.1 and $95.4 in 2002 and 2001, respectively)                233.5           231.6
Other assets                                                       81.2            83.2
                                                             -----------     -----------
                                                             $  1,207.8      $  1,198.8
                                                             ===========     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $    264.5      $    251.0
   Accrued expenses                                                82.2            86.2
   Accrued restructuring                                            8.3            11.1
   Income taxes payable                                             2.5             4.4
                                                             -----------     -----------
       Total current liabilities                                  357.5           352.7

Long-term debt                                                    200.8           241.1
Other liabilities                                                  42.6            41.9
                                                             -----------     -----------
       Total liabilities                                          600.9           635.7

Stockholders' equity
  Common stock --- $1.00 par value, 100,000,000 shares
   authorized, 37,325,364 and 36,917,313 shares issued
   and outstanding in 2002 and 2001, respectively                  37.3            36.9
   Capital surplus                                                 41.7            32.5
   Accumulated other comprehensive income                         (46.6)          (59.5)
   Retained earnings                                              574.5           553.2
                                                             -----------     -----------
        Total stockholders' equity                                606.9           563.1
                                                             -----------     -----------
                                                             $  1,207.8      $  1,198.8
                                                             ===========     ===========













            See accompanying notes to the consolidated financial statements.

                                ANIXTER INTERNATIONAL INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)



(In millions)
                                                                         26 Weeks Ended
                                                                     ----------------------
                                                                     June 28,      June 29,
                                                                       2002          2001
                                                                     --------      --------
Operating activities
   Net income                                                         $ 21.3        $ 38.8
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
        Extraordinary loss                                               1.0           0.8
        Gain on sale of fixed assets and securities                     (3.3)            -
        Depreciation and amortization                                   11.5          16.2
        Accretion of zero-coupon convertible notes                       7.2           7.2
        Income tax savings from employee stock plans                     2.4             -
        Changes in current assets and liabilities, net                  60.3          62.8
        Restructuring costs                                             (6.5)            -
        Other, net                                                       4.6           1.2
                                                                     --------      --------
            Net cash provided by continuing operating activities        98.5         127.0

Investing activities
   Capital expenditures                                                 (5.4)        (15.4)
   Proceeds from the sale of fixed assets                                2.1             -
   Proceeds from the sale of securities                                  2.0             -
                                                                     --------      --------
            Net cash used in continuing investing activities            (1.3)        (15.4)

Financing activities
   Proceeds from long-term borrowings                                   46.9         578.8
   Repayment of long-term borrowings                                   (46.9)       (639.4)
   Retirement of notes payable                                         (47.9)        (27.3)
   Proceeds from issuance of common stock                                5.5          14.9
   Purchases of common stock for treasury                                  -         (46.9)
   Other, net                                                           (0.3)         (0.2)
                                                                     --------      --------
            Net cash used in continuing financing activities           (42.7)       (120.1)
                                                                     --------      --------

Increase (decrease)  in cash from continuing operations                 54.5          (8.5)
Net cash provided by (used in) discontinued operations                   0.4          (4.0)
Cash at beginning of period                                             27.2          20.8
                                                                     --------      --------
Cash at end of period                                                 $ 82.1         $ 8.3
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

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt SFAS No. 145 as required on January 4, 2003. As a result, any gain or loss from the extinguishment of debt will be recorded as other income or expense from continuing operations before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified in accordance with this statement. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations, financial position or debt covenants.

Note 2. Goodwill

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of December 29, 2001. In accordance with this Statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets with infinite useful lives, acquired in a future purchase will not be amortized, but will be evaluated for impairment. Intangible assets with finite useful lives will be amortized. The Company performed the annual impairment test during the first quarter of 2002. This test compared the market value of the reporting units to the book value using a measurement date of December 29, 2001. The results of this test concluded that the market value exceeds the book value, and therefore, an impairment charge is not required at this time. The Company recognized $2.3 million and $4.5 million of goodwill amortization during the 13 and 26 weeks ended June 29, 2001, respectively. If the provisions of SFAS No. 142 had been applied to the 13 and 26 weeks ended June 29, 2001, net income would have increased $2.3 million and $4.5 million, respectively. For the 13 and 26 weeks ended June 29, 2001, basic earnings per share would have increased $0.06 and $0.12, respectively, while diluted earnings per share would have increased $0.05 and $0.10, respectively. See Note 3 "Income (Loss) per Share" for a reconciliation of reported net income and net income adjusted to exclude goodwill amortization.

Note 3. Income (Loss) per Share

     The following table sets forth the computation of basic and diluted income per common share:

                                                                 13 weeks ended          26 weeks ended
                                                             ---------------------   ---------------------
                                                              June 28,    June 29,    June 28,    June 29,
(In millions, except per share amounts)                         2002        2001        2002        2001
                                                             ---------   ---------   ---------   ---------

Basic Income (Loss) Per Share:
    Reported income before extraordinary loss                $   12.8    $   18.7    $   22.3    $   39.6
    Goodwill amortization                                          -          2.3           -         4.5
                                                             ---------   ---------   ---------   ---------
    Adjusted income before extraordinary loss                    12.8        21.0        22.3        44.1
    Extraordinary loss                                           (0.4)       (0.8)       (1.0)       (0.8)
                                                             ---------   ---------   ---------   ---------
    Adjusted net income                                      $   12.4    $   20.2    $   21.3    $   43.3
                                                             =========   =========   =========   =========

    Weighted-average common shares outstanding                   36.9        35.8        36.8        36.6

    Reported income per share before extraordinary loss      $   0.35    $   0.52    $   0.60    $   1.08
    Goodwill amortization per share                                 -        0.06           -        0.12
    Adjusted income per share before extraordinary loss          0.35        0.59        0.60        1.21
    Extraordinary loss                                          (0.01)      (0.02)      (0.03)      (0.02)
    Adjusted net income per share                            $   0.34    $   0.56    $   0.58    $   1.18

Diluted Income (Loss) Per Share:

    Income before extraordinary loss                         $   12.8    $   18.7    $   22.3    $   39.6
    Interest impact of assumed
         conversion of convertible notes                            -         2.2           -         4.4
                                                             ---------   ---------   ---------   ---------
    Reported income before extraordinary loss                    12.8        20.9        22.3        44.0
    Goodwill amortization                                           -         2.3           -         4.5
                                                             ---------   ---------   ---------   ---------
    Adjusted net income before extraordinary loss                12.8        23.2        22.3        48.5
    Extraordinary loss                                           (0.4)       (0.8)       (1.0)       (0.8)
                                                             ---------   ---------   ---------   ---------
    Net income                                               $   12.4    $   22.4    $   21.3    $   47.7
                                                             =========   =========   =========   =========

    Weighted average common shares outstanding                   36.9        35.8        36.8        36.6
    Effect of dilutive securities:
         Stock options, warrants and convertible notes            1.3         7.3         1.3         7.1
                                                             ---------   ---------   ---------   ---------
    Weighted-average common shares outstanding                   38.2        43.1        38.1        43.7
                                                             =========   =========   =========   =========

    Reported income per share before extraordinary loss      $   0.33    $   0.49     $  0.58     $   1.01
    Goodwill amortization per share                                 -        0.05           -         0.10
    Adjusted income per share before extraordinary loss          0.33        0.54        0.58         1.11
    Extraordinary loss per share                                (0.01)      (0.02)      (0.02)       (0.02)
    Adjusted net income per share                            $   0.33    $   0.52     $  0.56     $   1.09

Note 4. Summarized Financial Information of Anixter Inc.

     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries which includes Anixter Inc. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)                                 June 28,      December 28,
                                                2002            2001
                                             -----------    -----------
Assets:                                      (Unaudited)
     Current assets                          $     840.8    $     827.1
     Property, net                                  50.6           55.0
     Goodwill, net                                 233.5          231.6
     Other assets                                   82.1           83.1
                                             -----------    -----------
                                             $   1,207.0    $   1,196.8
                                             ===========    ===========

Liabilities and Stockholders' Equity:
     Current liabilities                     $     350.9    $     352.9
     Other liabilities                              42.0           41.5
     Long-term debt                                 12.1           19.3
     Subordinated notes payable to parent          227.6          244.8
     Stockholders' equity                          574.4          538.3
                                             -----------    -----------
                                             $   1,207.0    $   1,196.8
                                             ===========    ===========


                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       13 weeks ended            26 weeks ended
                                   ---------------------     -----------------------
(In millions)                      June 28,     June 29,      June 28,      June 29,
                                     2002         2001          2002          2001
                                   --------     --------     ---------     ---------
Net sales                          $  617.3     $  839.8     $ 1,232.0     $ 1,720.1

Operating income                   $   22.8     $   43.5     $    42.9     $    93.5

Income before income taxes
 and extraordinary loss            $   21.3     $   30.9     $    36.7     $    66.3

Income before extraordinary loss   $   12.7     $   18.4     $    21.8     $    38.7

Extraordinary loss                 $      -     $    0.8     $     0.3     $     0.8

Net income                         $   12.7     $   17.6     $    21.5     $    37.9

Note 5. Restructuring and Other Charges

     Due to increased general economic softness and deteriorating market conditions in the communications products market, the Board of Directors approved the restructuring plan (as outlined below) and the Company incurred unusual restructuring and other charges of $31.7 million during the third quarter of 2001. As of June 28, 2002, the Company has substantially implemented all of the restructuring initiatives. The expected annualized expense reduction from this initiative is estimated to be $48.0 million.

     Staff Reductions - In 2001, the Company recorded a restructuring charge of $9.8 million relating to severance and outplacement costs. The Company implemented a plan to reduce approximately 700 employees across all business functions and geographical areas. The expected headcount reductions were to occur in the following functional areas - administrative 100, sales and marketing 350, operations 250. These reductions approximated 13% of the total workforce prior to the announcement. The Company expects to realize $40.0 million in annual savings from this staff reduction. Most of the staff reductions occurred during the last half of 2001. During the 13 and 26 weeks ended June 28, 2002, the Company paid $1.3 million and $3.2 million, respectively, in severance and outplacement benefits. As of June 28, 2002, the Company has completed all staff reductions associated with this initiative, resulting in estimated savings of $10.0 million and $19.6 million for the 13 and 26 weeks ended June 28, 2002. Also during the current quarter, Europe recorded an additional charge of $0.4 million for severance associated with headcount reductions. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reversal of excess accruals in North America and Asia Pacific.

     Facility Restructuring - In 2001, the Company recorded a restructuring charge of $13.9 million to cover the costs of vacating 900,000 square feet of space in approximately 35 warehouses and sales locations primarily located in North America. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. The major components of the charge included the following items - $19.1 million for the gross value of committed future lease payments and related costs and $2.0 million for impaired asset write-offs. These charges were partially offset by management's estimate of realizing sublet income totaling $7.2 million. The sublet income was estimated based on a review of each facility with a local real estate broker to determine the potential for subletting each of the properties and the expected rental income per square foot. The Company expects to realize $8.0 million in annual expense savings from the facility restructuring. During the 13 and 26 weeks ended June 28, 2002, the Company paid $2.1 million and $3.0 million, respectively, associated with the facility restructuring. As of June 28, 2002, the Company has vacated substantially all of the space, resulting in estimated operating expense savings of $1.9 million and $3.8 million for the 13 and 26 weeks ended June 28, 2002. In addition, the remaining accrued expense of $8.5 million for the facility restructuring is reasonable given our current understanding of our sublet income opportunities. Also during the quarter, Europe recorded an additional charge for the facility consolidation in the Company's UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reduction of excess accruals in North America and Asia Pacific. The Company has classified $3.4 million of the net lease obligations due to the consolidation of facilities as long-term and estimates that it will be paid over the respective lease terms through the year 2008.

     Korea - In 2001, the Company decided to exit the Korean market and, as a result, recorded restructuring and other charges of $6.2 million. The major portions of the charge included reserving for the net remaining accounts receivable balance of $3.1 million, legal proceedings brought against Anixter Korea of $2.1 million and other closure costs of $1.0 million. Exiting the Korean market had no material impact on the Company's consolidated revenue as Korean sales accounted for less than 0.2% of the Company's total sales. There was no cash paid out in 2002. The remaining accrued expense of $1.4 million is needed to cover the legal proceedings against Anixter.

     Other Items - In 2001, the Company expensed purchased software that it decided not to implement due to the general economic downturn and provided for legal costs associated with the restructuring. The total charge for these items was $1.8 million.


     Activity related to the accrued costs during 2002 is identified below:

                                    Staff         Facility
(In millions)                    Reductions    Restructuring      Korea        Other       Total
                                 ----------    -------------    ---------    ---------    -------
Balance at December 28, 2001     $    4.3        $    11.0      $    1.6     $    0.8     $ 17.7
Cash payments                        (1.9)            (0.9)            -         (0.3)      (3.1)
                                 ----------    -------------    ---------    ---------    -------
Balance at March 29, 2002             2.4             10.1           1.6          0.5       14.6
Accrual adjustments                   0.4              1.0          (0.4)        (0.7)       0.3
Cash payments                        (1.3)            (2.1)            -            -       (3.4)
Reclassification                        -             (0.5)            -          0.5          -
Foreign exchange                        -                -           0.2            -        0.2
                                 ----------    -------------    ---------    ---------    -------
Balance at June 28, 2002         $    1.5      $       8.5      $    1.4     $    0.3     $ 11.7
                                 ==========    =============    =========    =========    =======

     The Company's remaining liability at June 28, 2002 was $11.7 million, of which $8.3 million was classified as short-term. Accrual adjustments were made during the second quarter of 2002 as excess accruals in Korea and North America were used to cover additional facility and severance charges in Europe and Latin America. A reclassification was made during the second quarter to appropriately classify facility restructuring payments made during 2002 that were originally recorded as other. Cash payments during 2002 consisted of $3.2 million for severance, $3.0 million for facility restructuring and $0.3 million for other restructuring related costs. During the 26 weeks ended June 28, 2002, Europe and Latin America incurred restructuring costs in excess of their accruals of $1.4 million and $0.2 million, respectively. These costs were offset by a reduction in restructuring accruals in North America and Asia Pacific totaling $0.9 million and $0.7 million, respectively. There was no impact on the Company's consolidated results of operations as a result of restructuring costs in 2002.

Note 6. Comprehensive Income

     Comprehensive income, net of tax, consisted of the following:

 (In millions)                        13 weeks ended            26 weeks ended
                                  ----------------------    -----------------------
                                   June 28,     June 29,     June 28,      June 29,
                                     2002         2001         2002          2001
                                  ---------    ---------    ---------     ---------
Net income                         $  12.4     $   17.9      $   21.3     $   38.8
Cumulative effect of adoption of
 SFAS No. 133                            -            -             -          2.7
Change in cumulative translation
 adjustment                           10.6          1.1          18.0         (7.2)
Change in fair market value of
 derivatives                             -         (1.7)         (5.1)         1.1
                                  ---------    ---------    ----------    ---------
Comprehensive income               $  23.0     $   17.3      $   34.2     $   35.4
                                  =========    =========    ==========    =========

Note 7.  Extinguishment of Debt

     During the 26 weeks ended June 28, 2002 and June 29, 2001, the Company repurchased a portion of its 7% zero-coupon notes and its 8% senior notes and subsequently wrote-off debt issuance costs associated with the convertible notes and cancellation of a $110.0 million revolving credit agreement due 2001. The following table reflects the repurchase activity during the 13 and 26 weeks ended June 28, 2002 and June 29, 2001:

                                                13 weeks ended                                     26 weeks ended
                               -----------------------------------------------     -----------------------------------------------
(In millions)                          June 28,                 June 29,                  June 28,                  June 29,
                                        2002                      2001                      2002                      2001
                               ---------------------     ---------------------     ---------------------     ---------------------
                                 Face                      Face                      Face                      Face
                                Amount        Cost        Amount        Cost        Amount        Cost        Amount        Cost
                               --------     --------     --------     --------     --------     --------     --------     --------
8% Senior notes                 $     -      $     -      $  26.2      $  27.3      $   7.0      $   7.4      $  26.2      $ 27.3

7% Zero-coupon notes            $  25.1      $  25.0      $     -      $     -      $  40.4      $  40.5      $     -      $    -

Debt issuance costs
 written off                    $   0.6      $     -      $   0.3      $     -      $   1.0      $     -      $   0.3      $    -

     Accordingly, for the 13 weeks ended June 28, 2002 and June 29, 2001, the Company recorded an extraordinary loss on the early extinguishment of debt in its consolidated statements of operations of $0.5 million and $1.4 million ($0.4 million and $0.8 million, net of tax), respectively. For the 26 weeks ended June 28, 2002 and June 29, 2001, the Company recorded an extraordinary loss on the early extinguishment of debt of $1.5 million and $1.4 million ($1.0 million and $0.8 million, net of tax), respectively.

Note 8. Subsequent Event

     Subsequent to June 28, 2002, the Company has repurchased an additional $50.4 million of its 7% zero-coupon convertible notes that mature June, 2020 for $47.8 million. The Company will write-off $1.3 million of debt issuance costs associated with the convertible notes. In addition, the Company repurchased $3.6 million of its 8% senior notes that mature September, 2003 for $3.7 million. As a result, after related income taxes, the Company will realize a net extraordinary gain of $0.7 million on the early extinguishment of debt.

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

Accounts Receivable Securitization

     On October 6, 2000, the Company entered into an accounts receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At June 28, 2002 and December 28, 2001, the outstanding balance of accounts receivable sold to ARC totaled $271.1 million and $296.0 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

2001 Restructuring

     Following is an update on the progress of the Company's restructuring plan that was announced during the third quarter of 2001.

     Staff reductions - The Company has completed all of the approximately 700 staff reductions (approximately 13% of the total workforce prior to the announcement) that were originally anticipated in the restructuring charge. During the 13 and 26 weeks ended June 28, 2002, the Company paid $1.3 million and $3.2 million, respectively, in severance and termination benefits. Also during the quarter, the Company recorded an additional charge of $0.4 million for severance associated with headcount reductions in Europe. The Company estimates that staff reductions resulted in savings of $10.0 million and $19.6 million for the 13 and 26 weeks ended June 28, 2002, respectively. Annualized savings of $40.0 million are expected to be realized.

     Facility Restructuring - The Company vacated substantially all of the 900,000 square feet of space located in 35 warehouses and sales locations. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. The Company expects to realize annualized expense savings of $8.0 million from these actions. Substantially all of the savings will occur in the current year as most of the space was vacated during the fourth quarter of 2001. During the 13 and 26 weeks ended June 28, 2002, the Company paid out $2.1 million and $3.0 million, respectively, related to exit costs for these facilities. The Company estimates that operating expense savings were $1.9 million and $ 3.8 million for the 13 and 26 weeks ended June 28, 2002. Also during the quarter, the Company recorded an additional charge for the facility consolidation in our UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reduction in excess accruals in North America and Asia Pacific.

     Korea - The Company closed operations in Korea during the fourth quarter of 2001. Excess accruals of $0.4 million and non-cash charges of $0.3 million were reversed during the period.

     Other Items - The Company reversed excess accruals of $0.7 million as a result of lower than anticipated litigation activity.

Financial Liquidity and Capital Resources

Cash Flow

     Consolidated net cash provided by continuing operating activities was $98.5 million for the 26 weeks ended June 28, 2002 compared to $127.0 million for the same period in 2001. Cash provided by operating activities was lower than 2001 due to the decline in sales, which resulted in lower operating profitability. Working capital reductions of $60.3 million in 2002 approximated the reductions of $62.8 million in 2001. In 2002, $6.5 million was paid in conjunction with restructuring charges recorded for the 13 week period ended September 30, 2001. Consolidated net cash used in investing activities was $1.3 million for the 26 weeks ended June 28, 2002 versus $15.4 million for the same period in 2001. In the second quarter of 2002, $2.1 million was received from the sale of real estate and other fixed assets and $2.0 million from the sale of securities. Capital expenditures decreased $10.0 million from the same period in 2001 as spending was reduced in the current period due to weak economic conditions. Capital expenditures are expected to be approximately $24.0 million in 2002 with the majority being related to the construction of a new headquarters building. Consolidated net cash used in financing activities was $42.7 million for the 26 weeks ended June 28, 2002 in comparison to $120.1 million in the corresponding 2001 period. The change is primarily the result of a net decrease in long-term borrowings of $47.9 million in 2002 as compared to $87.9 million in 2001. In addition, $46.9 million of treasury stock purchases partially offset by proceeds of $14.9 million received from the exercise of 896,637 stock options occurred in 2001. In 2002, the Company did not repurchase stock, but received proceeds of $5.5 million from the exercise of 408,051 stock options. Cash provided by discontinued operations was $0.4 million in the 26 weeks ended June 28, 2002 compared to $4.0 million used in the corresponding 2001 period.

Financings

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At June 28, 2002, $409.2 million was available under the bank revolving lines of credit at Anixter Inc., of which $33.3 million was available to pay the Company for intercompany liabilities. Additionally, Anixter Inc. is limited to declaring dividends to the Company in the amount of $92.8 million. During the 26 weeks ended June 28, 2002, the Company retired $40.4 million of the 7% zero-coupon convertible notes and $7.0 million of the 8% senior notes. As a result, the Company recorded an extraordinary loss of $0.02 per diluted share. Subsequent to June 28, 2002, the Company repurchased an additional $50.4 million of its 7% zero-coupon convertible notes that mature June, 2020 and $3.6 million of its 8% notes that mature September, 2003. The Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

     Consolidated interest expense was $8.8 million and $18.2 million for the 26 weeks ended June 28, 2002 and June 29, 2001, respectively. The decrease is due to lower debt levels and lower interest rates. In addition, in 2001 the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings. The average outstanding long-term debt balance in the first half of 2002 was $229.8 million compared to $433.7 million in 2001. Included in the Consolidated Statements of Operations other classification are net expenses incurred by ARC, a wholly-owned unconsolidated subsidiary, of $0.9 million and $7.4 million, for the 26 weeks ended June 28, 2002 and June 29, 2001, respectively. Included in the ARC net expense amount was interest expense, incurred by ARC, of $1.6 million and $6.6 million for the 26 weeks ended June 28, 2002, and June 29, 2001, respectively. The accounting rules require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC in the first half of the year was $126.1 million and $217.1 million for 2002 and 2001, respectively. The effective interest rate on the ARC debt was 2.6% and 5.8% for the first half of 2002 and 2001, respectively.

     During the first half of 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in the first half of 2002. The Company has the authorization to purchase 0.6 million additional shares with the volume and timing to depend on market conditions.


Status of Pending Acquisition

     On May 23, 2002, the Company executed a definitive agreement to acquire the operations and assets of Pentacon, Inc. The Company has agreed to pay $121 million, subject to certain potential purchase price adjustments, for the operations and assets and to assume the trade obligations, active employees and active facility leases of Pentacon, Inc. The Company intends to pay for the acquisition through a combination of current cash balances and added working capital borrowings. The purchase is part of a plan of reorganization filed by Pentacon, Inc. in the United States Bankruptcy court for the Southern District of Texas and is conditioned upon a number of factors including approval by the Bankruptcy Court and anti-trust clearance. The acquisition is proceeding according to the Company's originally anticipated timetable, and is expected to close near the end of September.

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

     Quarter ended June 28, 2002: Net income for the second quarter of 2002 was $12.4 million compared with $17.9 million for the second quarter of 2001. The Company recorded an after-tax extraordinary loss of $0.4 million in the second quarter of 2002 for the early extinguishment of $25.1 million of its 7% zero-coupon convertible notes compared to a loss of $0.8 million in the second quarter of 2001 for the early extinguishment of $26.2 million of the 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

     The Company's net sales during the second quarter of 2002 decreased 26.5% to $617.3 million from $839.8 million in the same period in 2001. Net sales by major geographic market are presented in the following table:

                                                 13 weeks ended
                                           --------------------------
     (In millions)                           June 28,        June 29,
                                               2002           2001
                                           -----------    -----------

     North America                         $    492.8     $    656.7
     Europe                                      84.8          130.6
     Asia Pacific and Latin America              39.7           52.5
                                           -----------    -----------
                                           $    617.3     $    839.8
                                           ===========    ===========

     Sales declined in every geographic region as the economic softness experienced in the first quarter continued in the second quarter. When compared to the corresponding period in 2001, North America sales for the second quarter of 2002 decreased 25.0% to $492.8 million. Sales fell across all customer markets, with enterprise, wire and cable and integrated supply sales down 12.5%, 24.7% and 54.3%, respectively. 2001 included $59.4 million of service provider sales which is now primarily reported in the wire and cable sales for that year. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal. Integrated supply sales declined 28.5% from the first quarter due to the continued decline in spending by the telecommunications industry.

     Europe sales decreased 35.1% due to declining sales in all customer markets. 2001 sales for Europe includes $11.7 million to the service provider market which did not repeat in 2002. Excluding the effect of changes in exchange rates, Europe sales decreased 39.4%. Asia Pacific and Latin America net sales were down 24.4% from the second quarter of 2001, due to general economic softness in both regions. The effect of changes in exchange rates on Asia Pacific and Latin America sales was insignificant.

     Operating income decreased to $22.5 million in 2002 from $43.2 million in the second quarter of 2001. Operating income by major geographic market is presented in the following table:

                                                 13 weeks ended
                                           --------------------------
     (In millions)                           June 28,         June 29,
                                               2002             2001
                                           -----------      -----------

     North America*                         $    21.0        $    35.4
     Europe*                                      1.5              6.9
     Asia Pacific and Latin America*                -              0.9
                                           -----------      -----------
                                            $    22.5        $    43.2
                                           ===========      ===========

     *The 13 weeks ended June 29, 2001 includes goodwill amortization expense of $2.1 million for North America and $0.2 million for Europe.

     Excluding 2001 goodwill amortization, North America operating income for the second quarter of 2002 decreased 43.8% from the corresponding period in 2001. Gross margins declined to 23.6% in 2002 from 24.1% for the same period in 2001. The decline is a result of a one-time high margin sale in 2001 which did not occur in 2002. Primarily as a result of the decline in sales volume, operating margins (excluding goodwill amortization in 2001) declined to 4.3% in the second quarter of 2002 from 5.7% in the same period in 2001. In the second quarter of 2002, North America reversed $0.8 million of excess restructuring accruals. Excluding restructuring, operating margins would have been 4.1%. Excluding goodwill amortization and restructuring, operating expenses declined 20.4% as variable costs were reduced in line with the reduction in sales. Headcount and facility expenses were also reduced, resulting from the third quarter 2001 restructuring.

     Excluding goodwill amortization, Europe operating income decreased 78.5% reflecting the decline in sales and an additional restructuring charge of $1.4 million. Europe's gross margins increased significantly from 23.3% in 2001 to 27.7% in 2002, as 2001 included $11.7 million of low margin service provider sales. Operating expenses, excluding 2002 restructuring charges, decreased 12.3% reflecting a decline in variable costs associated with the sales decline and cost savings from the 2001 restructuring. The reduction in service provider sales had minimal impact on operating expenses. Excluding the effect of changes in exchange rates, Europe operating income decreased 82.3%.

     Asia Pacific and Latin America operating income broke even for the quarter compared to $0.9 million of income in the second quarter of 2001. Excluding a reversal of excess restructuring accruals of $0.6 million, Asia Pacific and Latin America would have lost $0.6 million in the second quarter of 2002, due to the significant decline in sales. Changes in exchange rates had a minimal effect on operating income.

     Other, net income (expense) includes the following:

                                                 13 weeks ended
                                           --------------------------
                                             June 28,       June 29,
      (In millions)                            2002           2001
                                           -----------    -----------

     Foreign exchange                       $     1.8      $    (0.2)
     Gain on sale of securities                   2.0              -
     Accounts receivable securitization          (1.0)          (3.4)
     Other                                        0.1            0.2
                                           -----------    -----------
                                            $     2.9      $    (3.4)
                                           ===========    ===========

     The consolidated tax provision on continuing operations decreased to $8.5 million in 2002 from $12.2 million in the second quarter of 2001, primarily due to lower pre-tax income. The 2002 effective tax rate is 40% compared to 39.5% in 2001. Non-deductible losses in certain foreign entities in 2002 more than offset the benefit of no longer having non-deductible goodwill amortization which was recorded in 2001.

     26 weeks ended June 28, 2002: Net income for the 26 weeks ended June 28, 2002 was $21.3 million compared with $38.8 million for the 26 weeks ended June 29, 2001. The Company recorded an after-tax extraordinary loss of $1.0 million in 2002 for the early extinguishment of $40.4 million of its 7% zero-coupon notes and $7.0 million of its 8% senior notes compared to a loss of $0.8 million in 2001 for the early extinguishment of $26.2 million of the 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

     The Company's net sales during the 26 weeks ended June 28, 2002 decreased 28.4% to $1,232.0 million from $1,720.1 million in the same period in 2001. Net sales by major geographic market are presented in the following table:

                                                 26 weeks ended
                                           --------------------------
(In millions)                                June 28,       June 29,
                                               2002           2001
                                           -----------    -----------
North America                               $   980.4      $ 1,319.0
Europe                                          169.2          293.0
Asia Pacific and Latin America                   82.4          108.1
                                           -----------    -----------
                                            $ 1,232.0      $ 1,720.1
                                           ===========    ===========

     When compared to the corresponding period in 2001, North America sales for the 26 weeks ended June 28, 2002 decreased 25.7% to $980.4 million. Sales fell across all customer markets, with enterprise, wire and cable and integrated supply sales down 16.7%, 29.7% and 42.1%, respectively. 2001 included $106.6 million of service provider sales which is now primarily reported in the wire and cable sales for last year. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal.

     Europe sales decreased 42.3% due to declining sales in all customer markets. 2001 sales for Europe includes $38.8 million to the service provider market which did not repeat in 2002.

     Asia Pacific and Latin America net sales were down 23.8% from the first half of 2001, due to general economic softness in both regions. The effect of changes in exchange rates on international sales was insignificant.

     Operating income for the first half of 2002 decreased 53.7%, or $49.9 million, from $92.9 million in the first half of 2001. Operating income (loss) by major geographic market is presented in the following table:

                                                 26 weeks ended
                                           --------------------------
(In millions)                                June 28,       June 29,
                                               2002           2001
                                           -----------    -----------
North America*                              $    39.0      $    76.4
Europe*                                           4.9           14.6
Asia Pacific and Latin America*                  (0.9)           1.9
                                           -----------     ----------
                                            $    43.0      $    92.9
                                           ===========     ==========

     *The 26 weeks ended June 29, 2001 includes goodwill amortization expense of $4.2 million for North America, $0.2 million for Europe and $0.1 million for Asia Pacific and Latin America.

     Excluding 2001 goodwill amortization, North America operating income for the 26 weeks ended June 28, 2002 decreased 51.6% from the corresponding period in 2001. Due to competitive pricing pressures and a one-time high margin sale in 2001, gross margins declined to 23.2% in 2002 from 24.7% for the same period in 2001. Primarily as a result of the decline in sales volume, operating margins (excluding goodwill amortization in 2001) declined to 4.0% in the first half of 2002 from 6.1% in the same period in 2001. Included in operating profit is a reversal of $0.9 million of excess restructuring accruals. Excluding the restructuring income, operating margins would have been 3.9%. Excluding goodwill amortization and restructuring, operating expenses declined 22.7% as variable costs were reduced in line with the reduction in sales and headcount and facility expenses were reduced as a result of the third quarter 2001 restructuring.

     Excluding goodwill amortization, Europe operating income decreased 66.8% reflecting the decline in sales and a restructuring charge of $1.4 million. Europe's gross margins increased significantly from 21.5% in 2001 to 27.1% in 2002, as 2001 included $38.8 million of low margin service provider sales. Operating expenses, excluding 2002 restructuring charges, decreased 18.3% reflecting a decline in variable costs associated with the sales decline and cost savings from the 2001 restructuring. The reduction in service provider sales had minimal impact on operating expenses. The effect of changes in exchange rates on Europe operating income was insignificant.

     Excluding goodwill amortization, Asia Pacific and Latin America operating income decreased $2.9 million, from $2.0 million income in the first half of 2001 to $0.9 million loss in 2002. Excluding a reversal of net excess restructuring accruals of $0.5 million, Asia Pacific and Latin America would have lost $1.4 million in the first half of 2002 due to the significant decline in sales. Changes in exchange rates had a minimal effect on operating income.

     Other, net income (expense) includes the following:

                                                        26 weeks ended
                                                  --------------------------
                                                     June 28,      June 29,
      (In millions)                                    2002          2001
                                                  -----------    -----------

     Foreign exchange                              $     0.4      $   (1.0)
     Gain on sale of fixed assets and securities         3.3             -
     Accounts receivable securitization                 (0.9)         (7.4)
     Other                                               0.1           0.2
                                                  -----------    -----------
                                                   $     2.9      $   (8.2)
                                                  ===========    ===========

     The consolidated tax provision on continuing operations decreased to $14.8 million in 2002 from $26.9 million in the first half of 2001 primarily due to lower pre-tax earnings. The 2002 effective tax rate is 40.0% compared to 40.6% in 2001. Non-deductible losses in certain foreign entities in 2002 offset the benefit of no longer having non-deductible goodwill amortization which was recorded in 2001.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 23, 2002 the Directors of the Company were elected as follows:

   DIRECTORS                                              VOTES
----------------                           ------------------------------------
                                               FOR                   WITHHELD
                                           ------------            ------------

Lord James Blyth                            33,835,661                551,241
Robert L. Crandall                          26,687,383              7,699,519
Robert W. Grubbs, Jr.                       28,791,611              5,595,291
F. Phillip Handy                            33,835,737                551,165
Melvyn N. Klein                             33,829,277                557,625
John R. Petty                               33,828,521                558,381
Stuart M. Sloan                             33,701,255                685,647
Thomas C. Theobald                          33,829,103                557,799
Mary A. Wilderotter                         33,827,178                559,724
Matthew Zell                                33,590,114                796,788
Samuel Zell                                 33,719,265                667,637



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        99.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Dennis J. Letham, Senior Vice President Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

             On May 23, 2002, the Company filed a Current Report on Form 8-K announcing the execution of a definitive agreement to acquire the operations and assets of Pentacon, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANIXTER INTERNATIONAL INC.

Date: August 12, 2002              By:      /s/ Robert W. Grubbs
                                       --------------------------------------
                                                Robert W. Grubbs
                                       President and Chief Executive Officer

Date: August 12, 2002              By:      /s/ Dennis J. Letham
                                      ------------------------------------------
                                                Dennis J. Letham
                                          Senior Vice President - Finance
                                            and Chief Financial Officer

                                                                    Exhibit 99.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Anixter International Inc. (the "Company") on Form 10-Q for the period ending June 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
W. Grubbs, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert W. Grubbs
------------------------------
Robert W. Grubbs
President and Chief Executive Officer
August 12, 2002

                                                                    Exhibit 99.2


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Anixter International Inc. (the "Company") on Form 10-Q for the period ending June 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
J. Letham, Senior Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Dennis J. Letham
------------------------------
Dennis J. Letham
Senior Vice President Finance and Chief Financial Officer
August 12, 2002