Form 10-Q
period 2002-09-27
ANIXTER INTERNATIONAL INC
filed 2002-11-07
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to_________

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

     At November 4, 2002, 37,433,698 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements--------------------------------------------------1

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-------------------------------------------12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk------------*

 Item 4. Controls and Procedures----------------------------------------------20

                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings-----------------------------------------------------*

 Item 2. Changes in Securities-------------------------------------------------*

 Item 3. Defaults Upon Senior Securities---------------------------------------*

 Item 4. Submission of Matters to a Vote of Security Holders-------------------*

 Item 5. Other Information-----------------------------------------------------*

 Item 6. Exhibits and Reports on Form 8-K-------------------------------------21
 ________________
 * No reportable information under this item.


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

                                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         ANIXTER INTERNATIONAL INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

(In millions, except per share amounts)

                                                     13 Weeks Ended                    39 Weeks Ended
                                             ------------------------------    ------------------------------
                                             September 27,    September 28,    September 27,    September 28,
                                                 2002             2001             2002             2001
                                             -------------    -------------    -------------    -------------
Net sales                                    $      626.3     $      761.5     $    1,858.3     $    2,481.6
Cost of goods sold                                  476.4            590.8          1,418.9          1,898.4
                                             -------------    -------------    -------------    -------------
Gross profit                                        149.9            170.7            439.4            583.2

Operating expenses                                  126.8            146.8            373.3            461.9
Goodwill amortization                                   -              2.2                -              6.7
Restructuring costs                                     -             31.7                -             31.7
                                             -------------    -------------    -------------    -------------
Operating income (loss)                              23.1            (10.0)            66.1             82.9

Interest expense                                     (3.1)            (6.5)           (11.9)           (24.7)
Other, net                                           (2.0)            (3.2)             0.9            (11.4)
                                             -------------    -------------    -------------    -------------
Income (loss) before income taxes and
  extraordinary item                                 18.0            (19.7)            55.1             46.8

Income tax expense (benefit)                          7.2             (8.0)            22.0             18.9
                                             -------------    -------------    -------------    -------------
Income (loss) before extraordinary item              10.8            (11.7)            33.1             27.9

Extraordinary gain (loss) on early
  extinguishment of debt, net                         0.8             (0.2)            (0.2)            (1.0)
                                             -------------    -------------    -------------    -------------
Net income (loss)                            $       11.6     $      (11.9)    $       32.9     $       26.9
                                             =============    =============    =============    =============

Basic income (loss) per share:
  Income (loss) before extraordinary item    $       0.29     $      (0.32)    $       0.90     $       0.76
  Extraordinary gain (loss)                  $       0.02     $      (0.01)    $      (0.01)    $      (0.03)
  Net income (loss)                          $       0.31     $      (0.33)    $       0.89     $       0.74

Diluted income (loss) per share:
  Income (loss) before extraordinary item    $       0.28     $      (0.32)    $       0.87     $       0.74
  Extraordinary gain (loss)                  $       0.02     $      (0.01)    $      (0.01)    $      (0.03)
  Net income (loss)                          $       0.30     $      (0.33)    $       0.86     $       0.71

                See accompanying notes to the consolidated financial statements.

                                     ANIXTER INTERNATIONAL INC.
                                    CONSOLIDATED BALANCE SHEETS



(In millions, except share amounts)
                                                                      September 27,      December 28,
                                                                          2002               2001
ASSETS                                                                -------------      ------------
                                                                       (Unaudited)
Current assets
   Cash                                                               $        5.0       $      27.2
   Accounts receivable (less allowances of
     $17.8 and $20.9 in 2002 and 2001, respectively)                         234.4             154.1
   Note receivable - unconsolidated subsidiary                                69.1             111.4
   Inventories                                                               498.2             495.7
   Deferred income taxes                                                      32.0              32.0
   Other current assets                                                       10.0               8.6
                                                                      -------------      ------------
      Total current assets                                                   848.7             829.0

Property and equipment, at cost                                              191.4             167.4
Accumulated depreciation                                                    (131.7)           (112.4)
                                                                      -------------      ------------
      Property and equipment, net                                             59.7              55.0

Goodwill (less accumulated amortization of
  $95.8 and $95.4 in 2002 and 2001, respectively)                            257.4             231.6
Other assets                                                                  79.5              83.2
                                                                      -------------      ------------
                                                                      $    1,245.3       $   1,198.8
                                                                      =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                   $      285.1       $     251.0
   Accrued expenses                                                           85.8              86.2
   Accrued restructuring                                                       5.3              11.1
   Income taxes payable                                                        4.8               4.4
                                                                      -------------      ------------
      Total current liabilities                                              381.0             352.7

Long-term debt                                                               201.3             241.1
Other liabilities                                                             45.2              41.9
                                                                      -------------      ------------
      Total liabilities                                                      627.5             635.7
Stockholders' equity
   Common stock --- $1.00 par value, 100,000,000 shares authorized,
    37,418,574 and 36,917,313 shares issued and outstanding
    in 2002 and 2001, respectively                                            37.4              36.9
   Capital surplus                                                            44.0              32.5
   Accumulated other comprehensive income                                    (49.7)            (59.5)
   Retained earnings                                                         586.1             553.2
                                                                      -------------      ------------
      Total stockholders' equity                                             617.8             563.1
                                                                      -------------      ------------
                                                                      $    1,245.3       $   1,198.8
                                                                      =============      ============

                See accompanying notes to the consolidated financial statements.

                                     ANIXTER INTERNATIONAL INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)



(In millions)
                                                                               39 Weeks Ended
                                                                      --------------------------------
                                                                      September 27,      September 28,
                                                                          2002               2001
                                                                      -------------      -------------
Operating activities
  Net income                                                          $       32.9       $       26.9
  Adjustments to reconcile net income to net cash
   provided by continuing operating activities:
     Extraordinary loss                                                        0.2                1.0
     Non-cash restructuring costs                                                -                6.6
     (Gain) loss on sale or disposal of fixed assets and securities           (3.1)               0.3
     Depreciation and amortization                                            17.0               24.4
     Accretion of zero-coupon convertible notes                                9.6               11.0
     Income tax savings from employee stock plans                              2.4                  -
     Changes in current assets and liabilities, net                           76.3               99.7
     Restructuring costs                                                      (9.2)              23.3
     Other, net                                                                8.9                4.3
                                                                      -------------      -------------
        Net cash provided by continuing operating activities                 135.0              197.5

Investing activities
  Capital expenditures                                                       (10.2)             (19.5)
  Acquisition of business                                                   (110.4)                 -
  Proceeds from the sale of fixed assets                                       2.9                  -
  Proceeds from the sale of securities                                         2.0                  -
                                                                      -------------      -------------
        Net cash used in continuing investing activities                    (115.7)             (19.5)

Financing activities
  Proceeds from long-term borrowings                                         110.4              743.5
  Repayment of long-term borrowings                                          (58.4)            (868.6)
  Retirement of notes payable                                                (99.3)             (33.6)
  Proceeds from issuance of common stock                                       7.1               20.3
  Purchases of common stock for treasury                                         -              (46.9)
  Other, net                                                                  (0.6)              (2.3)
                                                                      -------------      -------------
        Net cash used in continuing financing activities                     (40.8)            (187.6)
                                                                      -------------      -------------

Decrease in cash from continuing operations                                  (21.5)              (9.6)
Net cash used in discontinued operations                                      (0.7)              (4.6)
Cash at beginning of period                                                   27.2               20.8
                                                                      -------------      -------------
Cash at end of period                                                 $        5.0       $        6.6
                                                                      =============      =============

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

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt SFAS No. 145 as required on January 4, 2003. As a result, any gain or loss from the extinguishment of debt will be recorded as other income or expense from continuing operations before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified in accordance with this statement. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations, financial position or debt covenants. See Note 8 for information regarding the Company's extinguishment of debt.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's results of operations, financial position or debt covenants.

Note 2. Acquisition

     On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc., ("Pentacon") a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services, pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon has 30 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $108.2 million for assets with a net book value of approximately $87.1 million.

The net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. The Company agreed to hire the existing Pentacon employees and assume the lease obligations for current operating facilities. The acquired assets will be used in substantially the same manner in which they were utilized by Pentacon. The Company will incur approximately $3.2 million of transaction-related costs that will be capitalized as part of the acquisition. In addition, the Company agreed to pay $1.2 million in retention bonuses of which $1.0 million will be expensed in the fourth quarter of 2002 and $0.1 million in each of 2003 and 2004. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price which resulted in the recognition of $24.3 million of goodwill. The valuation of Pentacon will be completed during the fourth quarter. The valuation will identify the intangible assets with finite lives, intangible assets with indefinite lives and goodwill. The intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets with indefinite useful lives will not be amortized. The acquisition was accretive to earnings in the current quarter and is expected to be accretive to earnings for the three months ending January 3, 2003.

     The following unaudited consolidated pro forma information reflects the results of the Company's operations for the 13 and 39 weeks ended September 27, 2002 and September 28, 2001 as though the Pentacon acquisition had occurred on December 30, 2000. The pro forma results are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the period presented, nor do they purport to indicate the result of the future operations of the Company.

                                                      13 weeks ended                    39 weeks ended
                                               ------------------------------    ------------------------------
(In millions, except                           September 27,    September 28,    September 27,    September 28,
  per share amounts)                               2002             2001             2002             2001
                                               -------------    -------------    -------------    -------------
Net sales                                      $       672.0    $       826.1    $     2,012.1    $     2,687.7
Income (loss) before extra-
 ordinary item                                 $        10.6    $        (9.1)   $        36.1    $        32.2
Net income (loss)                              $        11.4    $        (9.3)   $        35.9    $        31.2
Income (loss) per diluted share before
 extraordinary item                            $        0.28    $       (0.25)   $        0.95    $        0.85
Net income (loss) per diluted share            $        0.30    $       (0.26)   $        0.94    $        0.83

     The pro forma adjustments (before income taxes and extraordinary item) that were made as if the purchase had occurred at the beginning of each of the periods presented are as follows:

                                                      13 weeks ended                     39 weeks ended
                                               ------------------------------    ------------------------------
(In millions)                                  September 27,    September 28,    September 27,    September 28,
                                                   2002             2001             2002             2001
                                               -------------    -------------    -------------    -------------
Rental expense                                 $         0.1    $         0.3    $         0.7    $         0.9
Legal and professional fees                              0.9                -              4.5                -
Amortization of goodwill                                   -              0.7                -              2.0
Interest expense, net                                      -              3.0              4.9              9.5
                                               -------------    -------------    -------------    -------------
Income before taxes and
 extraordinary item                            $         1.0    $         4.0    $        10.1    $        12.4
                                               =============    =============    =============    =============

     The pro forma adjustments included in each of the periods presented above related to; 1) rental expense for leased facilities that were not acquired, 2) legal and professional fees that were directly related to the bankruptcy proceedings, 3) the exclusion of the total interest expense incurred by Pentacon which is partially offset by the interest expense incurred by Anixter resulting from $110.4 million of borrowings used to fund the acquisition at an annualized interest rate of 4.75% over the respective period, 4) the exclusion of the 2001 goodwill expense incurred by Pentacon which is partially offset by the Anixter amortization of the $24.3 million of goodwill on a straight-line basis over 30 years.

Note 3. Income (Loss) per Share

     The following table sets forth the computation of basic and diluted income per common share:

                                                                    13 weeks ended                   39 weeks ended
                                                            ------------------------------    -------------------------------
(In millions, except per share amounts)                     September 27,    September 28,    September 27,    September 28,
                                                                2002             2001             2002             2001
                                                            -------------    -------------    -------------    --------------
Basic Income (Loss) Per Share:

    Reported income (loss) before extraordinary item        $        10.8    $       (11.7)   $        33.1    $         27.9
    Goodwill amortization                                               -              2.2                -               6.7
                                                            -------------    -------------    -------------    --------------
    Adjusted income (loss) before extraordinary item                 10.8             (9.5)            33.1              34.6
    Extraordinary gain (loss)                                         0.8             (0.2)            (0.2)             (1.0)
                                                            -------------    -------------    -------------    --------------
    Adjusted net income (loss)                              $        11.6    $        (9.7)   $        32.9    $         33.6
                                                            =============    =============    =============    ==============

    Weighted-average common shares outstanding                       37.1             36.4             36.9              36.5

    Reported income (loss) per share before
        extraordinary item                                  $        0.29    $       (0.32)   $        0.90    $         0.76
    Goodwill amortization per share                                     -             0.06                -              0.18
    Adjusted income (loss) per share before
        extraordinary item                                           0.29            (0.26)            0.90              0.95
    Extraordinary gain (loss)                                        0.02            (0.01)           (0.01)            (0.03)
    Adjusted net income (loss) per share                    $        0.31    $       (0.27)   $        0.89    $         0.92


Diluted Income (Loss) Per Share:

    Reported income (loss) before extraordinary item        $        10.8    $       (11.7)   $        33.1    $         27.9
    Goodwill amortization                                               -              2.2                -               6.7
                                                            -------------    -------------    -------------    --------------
    Adjusted net income (loss) before extraordinary item             10.8             (9.5)            33.1              34.6
    Extraordinary gain (loss)                                         0.8             (0.2)            (0.2)             (1.0)
                                                            -------------    -------------    -------------    --------------
    Adjusted net income (loss)                              $        11.6    $        (9.7)   $        32.9    $         33.6
                                                            =============    =============    =============    ==============

    Weighted average common shares outstanding                       37.1             36.4             36.9              36.5
    Effect of dilutive securities:
         Stock options and warrants                                   0.9                -              1.1               1.3
                                                            -------------    -------------    -------------    --------------
    Weighted-average common shares outstanding                       38.0             36.4             38.0              37.8
                                                            =============    =============    =============    ==============

    Reported income (loss) per share before
        extraordinary item                                  $        0.28    $       (0.32)   $        0.87    $         0.74
    Goodwill amortization per share                                     -             0.06                -              0.18
    Adjusted income (loss) per share before
        extraordinary item                                           0.28            (0.26)            0.87              0.92
    Extraordinary gain (loss) per share                              0.02            (0.01)           (0.01)            (0.03)
    Adjusted net income (loss) per share                    $        0.30    $       (0.27)   $        0.86    $         0.89

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)                                  September 27,     December 28,
                                                   2002              2001
                                               -------------     ------------
Assets:                                         (Unaudited)
   Current assets                              $       847.5    $       827.1
   Property, net                                        59.7             55.0
   Goodwill, net                                       257.4            231.6
   Other assets                                         82.9             83.1
                                               -------------     ------------
                                               $     1,247.5     $    1,196.8
                                               =============     ============
Liabilities and Stockholders' Equity:
   Current liabilities                         $       374.8     $      352.9
   Other liabilities                                    44.8             41.5
   Long-term debt                                       60.6             19.3
   Subordinated notes payable to parent                208.3            244.8
   Stockholders' equity                                559.0            538.3
                                               -------------     ------------
                                               $     1,247.5     $    1,196.8
                                               =============     ============


                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             13 weeks ended                    39 weeks ended
                                     ------------------------------    ------------------------------
(In millions)                        September 27,    September 28,    September 27,    September 28,
                                         2002             2001             2002             2001
                                     -------------    -------------    -------------    -------------
Net sales                            $       626.3    $       761.5    $     1,858.3    $     2,481.6
Operating income (loss)              $        23.2    $        (9.4)   $        66.1    $        84.1
 Income (loss) before income taxes
   and extraordinary loss            $        17.3    $        (19.1)  $        54.0    $        47.2
Income (loss) before
   extraordinary loss                $        10.2    $        (11.2)  $        32.0    $        27.5
Extraordinary loss                   $           -    $          0.2   $         0.3    $         1.0
Net income (loss)                    $        10.2    $        (11.4)  $        31.7    $        26.5

Note 5. Restructuring and Other Charges

     Due to increased general economic softness and deteriorating market conditions in the communications products market, during the third quarter of 2001 the Board of Directors approved the restructuring plan (as outlined below) and the Company incurred unusual restructuring and other charges of $31.7 million. As of September 27, 2002, the Company has implemented all of the restructuring initiatives. The expected annualized expense reduction from this initiative is estimated to be $48.0 million.

     Staff Reductions - In 2001, the Company recorded a restructuring charge of $9.8 million relating to severance and outplacement costs. The Company implemented a plan to reduce approximately 700 employees across all business functions and geographical areas. The expected headcount reductions were to occur in the following functional areas - administrative 100, sales and marketing 350 and operations 250. These reductions approximated 13% of the total workforce prior to the announcement. The Company expects to realize $40.0 million in annual savings from this staff reduction. Most of the staff reductions occurred during the last half of 2001. During the 13 and 39 weeks ended September 27, 2002, the Company paid $0.6 million and $3.8 million, respectively, in severance and outplacement benefits. As of September 27, 2002, the Company has completed all staff reductions associated with this initiative, resulting in estimated savings of $10.0 million and $29.6 million for the 13 and 39 weeks ended September 27, 2002. During the second quarter of 2002, Europe recorded an additional charge of $0.4 million for severance associated with headcount reductions. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reversal of excess accruals in North America and Asia Pacific.

     Facility Restructuring - In 2001, the Company recorded a restructuring charge of $13.9 million to cover the costs of vacating 900,000 square feet of space in approximately 35 warehouses and sales locations primarily located in North America. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. The major components of the charge included the following items - $19.1 million for the gross value of committed future lease payments and related costs and $2.0 million for impaired asset write-offs. These charges were partially offset by management's estimate of realizing sublet income totaling $7.2 million. The sublet income was estimated based on a review of each facility with a local real estate broker to determine the potential for subletting each of the properties and the expected rental income per square foot. The Company expects to realize $8.0 million in annual expense savings from the facility restructuring. During the 13 and 39 weeks ended September 27, 2002, the Company paid $2.1 million and $5.1 million, respectively, associated with the facility restructuring. As of September 27, 2002, the Company has vacated all of the space, resulting in estimated operating expense savings of $2.0 million and $5.8 million for the 13 and 39 weeks ended September 27, 2002. In addition, the remaining accrued expense of $6.2 million for the facility restructuring is reasonable given our current understanding of our sublet income opportunities. During the second quarter of 2002, Europe recorded an additional charge for the facility consolidation in the Company's UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reduction of excess accruals in North America and Asia Pacific. The Company has classified $3.5 million of the net lease obligations due to the consolidation of facilities as long-term and estimates that it will be paid over the respective lease terms through the year 2008.

     Korea - In 2001, the Company decided to exit the Korean market and, as a result, recorded restructuring and other charges of $6.2 million. The major portions of the charge included reserving for the net remaining accounts receivable balance of $3.1 million, legal proceedings brought against Anixter Korea of $2.1 million and other closure costs of $1.0 million. Exiting the Korean market had no material impact on the Company's consolidated revenue as Korean sales accounted for less than 0.2% of the Company's total sales. There was no cash paid out in 2002. The remaining accrued expense of $1.4 million is needed to cover the legal proceedings against Anixter Korea.

     Other Items - In 2001, the Company expensed purchased software that it decided not to implement due to the general economic downturn and provided for legal costs associated with the restructuring. The total charge for these items was $1.8 million. The remaining accrual balance of $0.3 million is needed for legal costs associated with the restructuring.

     Activity related to the accrued costs during 2002 is identified below:

                                      Staff         Facility
(In millions)                      Reductions    Restructuring     Korea      Other      Total
                                   ----------    -------------    -------    -------    -------
Balance at December 28, 2001       $      4.3    $       11.0     $   1.6    $   0.8    $  17.7
Accrual adjustments                       0.4             1.0        (0.4)      (0.7)       0.3
Cash payments                            (3.2)           (3.0)          -       (0.3)      (6.5)
Reclassification                            -            (0.5)          -        0.5          -
Foreign exchange                            -               -         0.2          -        0.2
                                   ----------    -------------    -------    -------    -------
Balance at June 28, 2002                  1.5             8.5         1.4        0.3       11.7
Cash payments                            (0.6)           (2.1)          -          -       (2.7)
Foreign exchange and other                  -            (0.2)          -          -       (0.2)
                                   ----------    -------------    -------    -------    -------
Balance at September 27, 2002      $      0.9    $        6.2     $   1.4    $   0.3    $   8.8
                                   ==========    =============    =======    =======    =======

     The Company's remaining liability at September 27, 2002 was $8.8 million, of which $5.3 million was classified as short-term. Accrual adjustments were made during the second quarter of 2002 as excess accruals in Korea and North America were used to cover additional facility and severance charges in Europe and Latin America. A reclassification was made during the second quarter to appropriately classify facility restructuring payments made during 2002 that were originally recorded as other. Cash payments during 2002 consisted of $3.8 million for severance, $5.1 million for facility restructuring and $0.3 million for other restructuring related costs. During the 26 weeks ended June 28, 2002, Europe and Latin America incurred restructuring costs in excess of their accruals of $1.4 million and $0.2 million, respectively. These costs were offset by a reduction in restructuring accruals in North America and Asia Pacific totaling $0.9 million and $0.7 million, respectively. There was no impact on the Company's consolidated results of operations as a result of restructuring costs in 2002.

Note 6. Comprehensive Income

     Comprehensive income, net of tax, consisted of the following:

                                             13 weeks ended                    39 weeks ended
                                     ------------------------------    ------------------------------
(In millions)                        September 27,    September 28,    September 27,    September 28,
                                         2002             2001             2002             2001
                                     -------------    -------------    -------------    -------------
Net income (loss)                    $        11.6    $       (11.9)   $        32.9    $        26.9
Cumulative effect of adoption of
    SFAS No. 133                                 -                -                -              2.7
Change in cumulative translation
    adjustment                                (3.0)            (1.4)            15.0             (8.6)
Change in fair market value
    of derivatives                            (0.1)             0.8             (5.2)             1.9
                                     -------------    -------------    -------------    -------------
Comprehensive income (loss)          $         8.5    $       (12.5)   $        42.7    $        22.9
                                     =============    =============    =============    =============

Note 7. Business Segments

     The Company is engaged in the distribution of communications and specialty wire and cable products from top suppliers to contractors, installers and end users, including manufacturing, natural resources companies, utilities and is also a leading distributor of "C" Class inventory components to original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Asia Pacific and Latin America as operating segments. The Company obtains and coordinates financing, legal and other related services which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Segment information for the 13 and 39 weeks ended September 27, 2002 and September 28, 2001 was as follows:

                                               13 weeks ended                    39 weeks ended
                                       ------------------------------    -------------------------------
(In millions)                          September 27,    September 28,    September 27,     September 28,
                                           2002             2001             2002              2001
                                       -------------    -------------    -------------    --------------
Net sales:
    North America                      $       496.5    $       601.1    $     1,476.9    $      1,920.1
    Europe                                      86.2            107.4            255.4             400.4
    Asia Pacific and Latin America              43.6             53.0            126.0             161.1
                                       -------------    -------------    -------------    --------------
                                       $       626.3    $       761.5    $     1,858.3    $      2,481.6
                                       =============    =============    =============    ==============

Operating income (loss)*:
    North America                      $        23.8    $        (5.9)   $        62.8    $        70.5
    Europe                                      (0.3)             1.6              4.6             16.2
    Asia Pacific and Latin America              (0.4)            (5.7)            (1.3)            (3.8)
                                       -------------    -------------    -------------    -------------
                                       $        23.1    $       (10.0)   $        66.1    $        82.9
                                       =============    =============    =============    =============


 (In millions)                         September 27,     December 28,
                                           2002             2001
                                       -------------    -------------

Total assets:
    North America                      $       959.3    $       875.4
    Europe                                     173.1            197.9
    Asia Pacific and Latin America             112.9            125.5
                                       -------------    -------------
                                       $     1,245.3    $     1,198.8
                                       =============    =============

     *The 13 and 39 weeks ended September 28 2001, includes goodwill amortization expense of $2.1 million and $6.3 million, respectively, for North America and $0.1 million and $0.2 million, respectively, for Asia Pacific. Europe had $0.2 million for the 39 weeks ended September 28, 2001. Additionally, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively.

Note 8. Extinguishment of Debt

     During the 39 weeks ended September 27, 2002 and September 28, 2001, the Company repurchased a portion of its 7% zero-coupon notes and its 8% senior notes and subsequently wrote-off debt issuance costs associated with the convertible notes and cancellation of a $110.0 million revolving credit agreement due 2001. The following table reflects the repurchase activity during the 13 and 39 weeks ended September 27, 2002 and September 28, 2001:

                                                13 weeks ended                               39 weeks ended
                                   -----------------------------------------    ----------------------------------------
(In millions)                         September 27,         September 28,          September 27,         September 28,
                                          2002                  2001                   2002                  2001
                                   ------------------    -------------------    ------------------    ------------------
                                     Face                  Face                   Face                  Face
                                    Amount      Cost      Amount       Cost      Amount      Cost      Amount      Cost
                                   --------    ------    --------     ------    --------    ------    --------    ------
8% Senior notes                    $   3.6     $  3.7    $   6.0      $  6.3    $   10.6    $ 11.1    $   32.2    $ 33.6

7% Zero-coupon notes               $  50.3     $ 47.7    $     -      $    -    $   90.7    $ 88.2    $      -    $    -

Debt issuance costs
   written-off                     $   1.3     $    -    $     -      $    -    $    2.3    $    -    $    0.3    $    -


     Accordingly, for the 13 weeks ended September 27, 2002, the Company recorded an extraordinary gain on the early extinguishment of debt in its consolidated statements of operations of $1.2 million ($0.8 million, net of tax). For the 13 weeks ended September 28, 2001, the Company recorded an extraordinary loss on the early extinguishment of debt of $0.3 million ($0.2 million, net of tax). For the 39 weeks ended September 27, 2002 and September 28, 2001, the Company recorded an extraordinary loss on the early extinguishment of debt of $0.3 million and $1.7 million ($0.2 million and $1.0 million, net of tax), respectively.

Note 9. Subsequent Event

     Subsequent to September 27, 2002, the Company has repurchased an additional $8.8 million of its 7% zero-coupon convertible notes that mature June, 2020 for $8.5 million. The Company will write-off $0.2 million of debt issuance costs associated with the convertible notes. As a result, after related income taxes, the Company will realize a net extraordinary gain of $0.1 million on the early extinguishment of debt.

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

Acquisition of Pentacon, Inc.

     On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc., ("Pentacon") a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services, pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon has 30 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $108.2 million for assets with a net book value of approximately $87.1 million. The net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. The Company agreed to hire the existing Pentacon employees and assume the lease obligations for current operating facilities. The acquired assets will be used in substantially the same manner in which they were utilized by Pentacon. The Company will incur approximately $3.2 million of transaction-related costs that will be capitalized as part of the acquisition. In addition, the Company agreed to pay $1.2 million in retention bonuses of which $1.0 million will be expensed in the fourth quarter of 2002 and $0.1 million in each of 2003 and 2004. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price which resulted in the recognition of $24.3 million of goodwill. The valuation of Pentacon will be completed during the fourth quarter. The valuation will identify the intangible assets with finite lives, intangible assets with indefinite lives and goodwill. The intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets with indefinite useful lives will not be amortized. Pentacon's annual sales are approximately $200 million. The acquisition was accretive to earnings in the current quarter and is expected to be accretive to earnings for the three months ending January 3, 2003.

Accounts Receivable Securitization

     On October 6, 2000, the Company entered into an accounts receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At September 27, 2002 and December 28, 2001, the outstanding balance of accounts receivable sold to ARC totaled $264.7 million and $296.0 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

2001 Restructuring

     Following is an update on the progress of the Company's restructuring plan that was announced during the third quarter of 2001.

     Staff reductions - The Company has completed all of the approximately 700 staff reductions (approximately 13% of the total workforce prior to the announcement) that were originally anticipated in the restructuring charge. During the 13 and 39 weeks ended September 27, 2002, the Company paid $0.6 million and $3.8 million, respectively, in severance and termination benefits. During the second quarter of 2002, the Company recorded an additional charge of $0.4 million for severance associated with headcount reductions in Europe. The Company's results of operations were not impacted by this charge, as it was offset by the reversal of excess accruals in North America and Asia Pacific. The Company estimates that staff reductions resulted in savings of $10.0 million and $29.6 million for the 13 and 39 weeks ended September 27, 2002, respectively. Annualized savings of $40.0 million are expected to be realized.

     Facility Restructuring - The Company vacated substantially all of the 900,000 square feet of space located in 35 warehouses and sales locations. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. The Company expects to realize annualized expense savings of $8.0 million from these actions. Substantially all of the savings will occur in the current year as most of the space was vacated during the fourth quarter of 2001. During the 13 and 39 weeks ended September 27, 2002, the Company paid out $2.1 million and $5.1 million, respectively, related to exit costs for these facilities. The Company estimates that operating expense savings were $2.0 million and $5.8 million for the 13 and 39 weeks ended September 27, 2002. During the second quarter, the Company recorded an additional charge for the facility consolidation in our UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by the charge, as it was offset by the reduction of excess accruals in North America and Asia Pacific.

     Korea - The Company closed operations in Korea during the fourth quarter of 2001. The remaining accrued expense of $1.4 million is needed to cover the legal proceedings against Anixter Korea.

     Other Items -The remaining accrued expense of $0.3 million is needed for legal costs associated with the restructuring.

Financial Liquidity and Capital Resources

Cash Flow

     Consolidated net cash provided by continuing operating activities was $135.0 million for the 39 weeks ended September 27, 2002 compared to $197.5 million for the same period in 2001. Cash provided by operating activities was lower than 2001 due to the decline in sales, which resulted in lower operating profitability. Working capital reductions provided $76.3 million in 2002 compared to reductions of $99.7 million in 2001. In 2002, $9.2 million was paid in conjunction with restructuring charges recorded for the 13 weeks ended September 28, 2001. Consolidated net cash used in investing activities was $115.7 million for the 39 weeks ended September 27, 2002 versus $19.5 million for the same period in 2001. In the third quarter of 2002, the Company completed the acquisition of certain assets and liabilities of Pentacon, Inc. for $110.4 million. In 2002, $2.9 million was received from the sale of real estate and other fixed assets and $2.0 million from the sale of securities. Capital expenditures decreased $9.3 million from the same period in 2001 as spending was reduced in the current period due to weak economic conditions. Capital expenditures are expected to be approximately $20.0 million in 2002 with the majority being related to the construction of a new headquarters building.

Consolidated net cash used in financing activities was $40.8 million for the 39 weeks ended September 27, 2002 in comparison to $187.6 million in the corresponding 2001 period. This change is primarily the result of a net decrease in long-term borrowings of $47.3 million in 2002 as compared to a $158.7 million decrease in 2001. In addition, 2001 includes $46.9 million of treasury stock purchases partially offset by proceeds of $20.3 million received from the exercise of 1,167,027 stock options and the employee stock purchase program. In 2002, the Company did not repurchase stock, but received proceeds of $7.1 million from the exercise of 501,261 stock options and the employee stock purchase program. Cash used by discontinued operations was $0.7 million in the 39 weeks ended September 27, 2002 compared to $4.6 million used in the corresponding 2001 period.

Financings

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At September 27, 2002, $357.0 million was available under the bank revolving lines of credit at Anixter Inc., of which $12.9 million was available to pay the Company for intercompany liabilities. Additionally, Anixter Inc. is limited to declaring dividends to the Company in the amount of $50.1 million.

     During the 39 weeks ended September 27, 2002, the Company retired $90.7 million of the 7% zero-coupon convertible notes and $10.6 million of the 8% senior notes. As a result, the Company recorded an extraordinary loss of $0.01 per diluted share. Subsequent to September 27, 2002, the Company repurchased an additional $8.8 million of its 7% zero-coupon convertible notes that mature June, 2020 for $8.5 million. The Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

     Consolidated interest expense was $11.9 million and $24.7 million for the 39 weeks ended September 27, 2002 and September 28, 2001, respectively. The decrease is due to lower debt levels. In addition, in 2001 the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings. The average outstanding long-term debt balance for the 39 weeks ended September 27, 2002 and September 28, 2001 was $208.4 million and $402.7 million, respectively. The effective interest rate for the 39 weeks ended September 27, 2002 and September 28, 2001 was 7.6%. Included in the Consolidated Statements of
Operations "other, net" classification, are net expenses incurred by ARC, a wholly owned unconsolidated subsidiary, of $1.5 million and $9.1 million, for the 39 weeks ended September 27, 2002 and September 28, 2001, respectively. Included in the ARC net expense amount was interest expense, incurred by ARC, of $2.5 million and $8.6 million for the 39 weeks ended September 27, 2002 and September 28, 2001, respectively. The accounting rules require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for the 39 weeks ended September 27, 2002 and September 28, 2001 was $127.1 million and $208.8 million, respectively. The effective interest rate on the ARC debt was 2.5% and 5.4% for the 39 weeks ended September 27, 2002 and September 28, 2001, respectively.

     In the 39 weeks ended September 28, 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in 2002. The Company has the authorization to purchase 0.6 million additional shares with the volume and timing to depend on market conditions.

Liquidity Considerations and Other

     With the deterioration of market conditions in the communication products industry, the Company's two largest customers have experienced significant downturns in their business. This has resulted in each of them incurring large losses and multiple restructuring charges. If these conditions persist for an extended period of time, these customers may experience future liquidity problems. The Company holds a significant amount of accounts receivable and inventory relating to these customers. The Company believes that the inventory and logistics services that it provides to these two customers are critical to their on-going operations. While the Company believes the current risk is minimal, if these customers were to default on their obligations to the Company, the effect could be material.

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

     Quarter ended September 27, 2002: Net income for the third quarter of 2002 was $11.6 million compared with a net loss of $11.9 million for the third quarter of 2001. On September 20, 2002, the Company completed the purchase of the operations and certain assets and liabilities of Pentacon, Inc. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Net sales and operating profit for the acquired business were $7.0 million and $0.4 million, respectively, and are included in the North America geographic market. In the third quarter of 2001, due to a combination of increased economic softness and continued deterioration of market conditions in the communication products industry, the Company incurred unusual restructuring and other charges of $31.7 million associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. In addition, the Company recorded an after-tax gain of $0.8 million in the third quarter of 2002 for the early extinguishment of $50.3 million of its 7% zero-coupon convertible notes and $3.6 million of its 8% senior notes compared to a loss of $0.2 million in the third quarter of 2001 for the early extinguishment of $6.0 million of the 8% senior notes.

     The Company's net sales during the third quarter of 2002 decreased 17.8% to $626.3 million from $761.5 million in the same period in 2001. Net sales by major geographic market are presented in the following table:

                                                  13 weeks ended
                                         -------------------------------
     (In millions)                       September 27,     September 28,
                                             2002              2001
                                         -------------     -------------
     North America                       $       496.5     $       601.1
     Europe                                       86.2             107.4
     Asia Pacific and Latin America               43.6              53.0
                                         --------------    -------------
                                         $        626.3    $       761.5
                                         ==============    =============

     Sales declined in every geographic region as the economic softness experienced in the first half of the year continued in the third quarter. When compared to the corresponding period in 2001, North America sales for the third quarter of 2002 decreased 17.4% to $496.5 million. Sales fell across all customer markets, with enterprise, wire and cable and integrated supply sales down 10.5%, 13.3% and 44.8%, respectively. In 2001, sales included $22.2 million of service provider sales of which $12.6 million and $9.6 million, respectively, are now included in wire and cable and integrated supply sales for that year. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal.

     Europe sales decreased 19.7% due to declining sales in all customer markets. In 2001, sales for Europe included $5.4 million to the service provider market which did not repeat in 2002. Excluding the effect of changes in exchange rates, Europe sales decreased 28.7%.

     Asia Pacific and Latin America net sales were down 17.6% from the third quarter of 2001, due to general economic softness in both regions. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America sales decreased 16.7%.

     Operating income increased to $23.1 million in 2002 from an operating loss of $10.0 million in the third quarter of 2001. In 2001, due to a combination of increased economic softness and continued deterioration of market conditions in the telecom and technology related products industry, the Company incurred unusual restructuring and other charges of $31.7 million associated with reducing its workforce, closing or consolidating some facilities and exiting the Korean market. Operating income (loss) by major geographic market is presented in the following table:


                                                  13 weeks ended
                                         -------------------------------
     (In millions)                       September 27,     September 28,
                                             2002              2001
                                         -------------     -------------

     North America*                      $        23.8     $        (5.9)
     Europe*                                      (0.3)              1.6
     Asia Pacific and Latin America*              (0.4)             (5.7)
                                         -------------     -------------
                                         $        23.1     $       (10.0)
                                         =============     =============

     *The 13 weeks ended September 28, 2001 includes goodwill amortization expense of $2.1 million for North America and $0.1 million for Asia Pacific and Latin America. Additionally, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively.

     Excluding 2001 goodwill amortization, North America reported operating income of $23.8 million for the third quarter of 2002 compared to a net loss of $3.8 million in the corresponding period of 2001. Gross margins increased to 24.0% in 2002 from 22.1% for the same period of 2001. In 2001, sales to integrated supply customers, which have lower gross margins, accounted for a larger percentage of the overall sales mix. Excluding 2001 goodwill amortization and restructuring costs, operating profit increased 23.3% in 2002 from $19.3 million in the corresponding period of 2001. Excluding 2001 goodwill amortization and restructuring costs, operating margins increased to 4.8% from 3.2% in 2001. Operating expenses declined 15.9%, primarily due to a reduction in headcount and facility expenses resulting from the third quarter 2001 restructuring along with lower variable costs associated with the lower sales volume. Headcount declined 11.7%.

     Europe reported an operating loss of $0.3 million in the third quarter of 2002 reflecting the decline in sales. Excluding 2001 goodwill amortization and restructuring costs, Europe had net operating income of $3.9 million in the corresponding period of 2001. Europe's gross margins increased from 24.8% in 2001, to 25.0% in 2002, as 2001 included $5.4 million of low margin service provider sales. While cost savings from the 2001 restructuring were achieved, operating expenses declined by only 3.8% reflecting the minimal operating costs incurred on the 2001 service provider sales and the impact of changes in exchange rates. In addition, due to the lower sales base in 2002, fixed costs are a greater percentage of the cost structure. Excluding the effect of changes in exchange rates, operating expenses declined 11.4%. Changes in exchange rates had a minimal effect on operating income.

     Excluding 2001 goodwill amortization of and restructuring costs, Asia Pacific and Latin America operating income decreased $1.1 million, from $0.7 million in the third quarter of 2001 to $0.4 million loss in 2002. The decrease in operating profit is the result of a 17.6% decrease in sales partially offset by a 9.5% decrease in operating expenses reflecting the decline in variable costs associated with the reduction in sales. Changes in exchange rates had a minimal effect on operating loss.

     Other, net income (expense) includes the following:

                                                  13 weeks ended
                                          -------------------------------
     (In millions)                        September 27,     September 28,
                                              2002              2001
                                          -------------     -------------

     Accounts receivable securitization   $        (0.6)    $        (1.7)
     Foreign exchange                              (0.2)             (1.3)
     Other                                         (1.2)             (0.2)
                                          -------------     -------------
                                          $        (2.0)    $        (3.2)
                                          =============      ============

     The consolidated tax provision on continuing operations increased to $7.2 million in 2002 from an income tax benefit of $8.0 million in the third quarter of 2001. As previously mentioned, due to a combination of increased economic softness and continued deterioration of market conditions in the communication products industry, the Company incurred unusual restructuring and other charges of $31.7 million in the third quarter of 2001 which generated a tax benefit of $12.7 million. The 2002 effective tax rate is 40% compared to 40.5% in 2001. Non-deductible losses in certain foreign entities in 2002 offset the benefit of no longer having non-deductible goodwill amortization which was recorded in 2001.

     39 weeks ended September 27, 2002: Net income for the 39 weeks ended September 27, 2002 was $32.9 million compared with $26.9 million for the 39 weeks ended September 28, 2001. On September 20, 2002, the Company completed the purchase of the operations and certain assets and liabilities of Pentacon, Inc. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Net sales and operating profit for the acquired business were $7.0 million and $0.4 million, respectively, and are included in the North America geographic market. In the third quarter of 2001, due to a combination of increased economic softness and continued deterioration of market conditions in the communication products industry, the Company incurred unusual restructuring and other charges of $31.7 million associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. The Company recorded an after-tax extraordinary loss of $0.2 million in 2002 for the early extinguishment of $90.7 million of its 7% zero-coupon notes and $10.6 million of its 8% senior notes compared to a loss of $1.0 million in 2001 for the early extinguishment of $32.2 million of the 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million revolving credit agreement due 2001.

     The Company's net sales during the 39 weeks ended September 27, 2002 decreased 25.1% to $1,858.3 million from $2,481.6 million in the same period in 2001. Net sales by major geographic market are presented in the following table:

                                                  39 weeks ended
                                         -------------------------------
     (In millions)                       September 27,     September 28,
                                             2002              2001
                                         -------------     -------------
     North America                       $     1,476.9     $     1,920.1
     Europe                                      255.4             400.4
     Asia Pacific and Latin America              126.0             161.1
                                         -------------     -------------
                                         $     1,858.3     $     2,481.6
                                         =============     =============

     When compared to the corresponding period in 2001, North America sales for the 39 weeks ended September 27, 2002 decreased 23.1% to $1,476.9 million. Sales fell across all customer markets, with enterprise, wire and cable and integrated supply sales down 14.7%, 25.0% and 43.0%, respectively. In 2001, sales included $128.8 million of service provider sales of which $93.2 million and $35.6 million, respectively, are now included in wire and cable and integrated supply sales for that year. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal.

     Europe sales decreased 36.2% due to declining sales in all customer markets. 2001 sales for Europe includes $44.2 million to the service provider market which did not repeat in 2002. Excluding the effects of changes in exchange rates, Europe sales declined by 38.8%.

     Asia Pacific and Latin America sales for the 39 weeks ended September 27, 2002 were down 21.7% from the corresponding period of 2001, due to continued general economic softness in both regions. The effect of changes in exchange rates on sales in these geographies was insignificant.

     Operating income for the 39 weeks ended September 27, 2002 decreased 20.3%, or $16.8 million, from $82.9 million in the corresponding period of 2001. In 2001, due to a combination of increased economic softness and continued deterioration of market conditions in the telecom and technology related products industry, the Company incurred unusual restructuring and other charges of $31.7 million associated with reducing its workforce, closing or consolidating some facilities and exiting the Korean market.

     Operating income (loss) by major geographic market is presented in the following table:

                                                  39 weeks ended
                                         -------------------------------
     (In millions)                       September 27,     September 28,
                                              2002             2001
                                         -------------     -------------
     North America*                      $        62.8     $        70.5
     Europe*                                       4.6              16.2
     Asia Pacific and Latin America*              (1.3)             (3.8)
                                         -------------      ------------
                                         $        66.1     $        82.9
                                         =============      ============

     *The 39 weeks ended September 28, 2001 includes goodwill amortization expense of $6.3 million for North America, $0.2 million for Europe and $0.2 million for Asia Pacific and Latin America. Additionally, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively.

     Excluding 2001 goodwill amortization expense and restructuring costs, North America operating income for the 39 weeks ended September 27, 2002 decreased 38.0% from the corresponding period in 2001. Due to competitive pricing pressures and a one-time high margin sale in 2001, partially offset by a lower mix of low margin integrated supply sales, North America gross margins declined slightly to 23.5% in 2002 from 23.9% for the same period in 2001. Primarily as a result of the decline in sales volume, operating margins (excluding goodwill amortization and restructuring costs) declined to 4.2% in 2002 from 5.2% in the same period in 2001. The 2002 operating income includes a reversal of $0.9 million of excess restructuring accruals. Operating expenses declined 20.3%, primarily due to a reduction in headcount and facility expenses resulting from the third quarter 2001 restructuring along with lower variable costs associated with the lower sales volume. Headcount declined 11.7%.

     Excluding restructuring costs of $1.4 million in 2002 and goodwill amortization and restructuring costs in 2001, Europe operating income decreased 67.8% reflecting the decline in sales. Europe's gross margins increased from 22.4% in 2001 to 26.4% in 2002, as 2001 included $44.2 million of low margin service provider sales. While cost savings from the 2001 restructuring were achieved, operating expenses declined by only 13.6% reflecting the minimal operating costs incurred on the 2001 service provider sales and the impact of changes in exchange rates. In addition, due to the lower sales base in 2002, fixed costs are a greater percentage of the cost structure. Excluding the effect of changes in exchange rates, Europe operating expenses declined 16.3% and operating income declined 69.2%.

     Excluding 2001 goodwill amortization and restructuring costs, Asia Pacific and Latin America operating income decreased $4.0 million, from $2.7 million income in the 39 weeks ended September 28, 2001 to $1.3 million loss in the corresponding period of 2002. Excluding a reversal of net excess restructuring accruals of $0.5 million in the second quarter of 2002, Asia Pacific and Latin America would have lost $1.8 million in the 39 weeks ended September 27, 2002 due to the significant decline in sales. Changes in exchange rates had a minimal effect on operating income.

     Other, net income (expense) includes the following:

                                                        39 weeks ended
                                                -------------------------------
   (In millions)                                September 27,     September 28,
                                                    2002              2001
                                                -------------     -------------

   Gain on sale of fixed assets and securities  $         3.3     $           -
   Accounts receivable securitization                    (1.5)             (9.1)
   Foreign exchange                                       0.2              (2.3)
   Other                                                 (1.1)                -
                                                -------------     -------------
                                                $         0.9     $       (11.4)
                                                =============     =============

     The consolidated tax provision on continuing operations increased to $22.0 million in 2002 from $18.9 million in 2001. As previously mentioned, due to a combination of increased economic softness and continued deterioration of market conditions in the communication products industry, the Company incurred unusual restructuring and other charges of $31.7 million in the third quarter of 2001 which generated a tax benefit of $12.7 million. The 2002 effective tax rate is 40.0% compared to 40.5% in 2001. Non-deductible losses in certain foreign entities in 2002 offset the benefit of no longer having non-deductible goodwill amortization which was recorded in 2001.

Item 4. Controls and Procedures

     Within the 90 day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of the evaluations.

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

(b)  Reports on Form 8-K

     On September 20, 2002, the Company filed a Current Report on Form 8-K announcing the completion of the purchase of the operations and assets of Pentacon, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANIXTER INTERNATIONAL INC.

Date: November 7, 2002          By:         /s/ Robert W. Grubbs
                                      -----------------------------------------
                                                Robert W. Grubbs
                                       President and Chief Executive Officer

Date: November 7, 2002          By:        /s/ Dennis J. Letham
                                     ------------------------------------------
                                               Dennis J. Letham
                                         Senior Vice President - Finance
                                           and Chief Financial Officer

               President and Chief Executive Officer Certification

I, Robert W. Grubbs, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Anixter International Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 7, 2002                       /s/ Robert W. Grubbs
                                     -------------------------------------------
                                           Robert W. Grubbs
                                           President and Chief Executive Officer

                       Senior Vice President - Finance and
                      Chief Financial Officer Certification


I, Dennis J. Letham, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Anixter International Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 7, 2002                       /s/ Dennis J. Letham
                                     -------------------------------------------
                                           Dennis J. Letham
                                           Senior Vice President-Finance and
                                           Chief Financial Officer