Form 10-K
period 2003-01-03
ANIXTER INTERNATIONAL INC
filed 2003-03-18
CIK 52795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 3, 2003 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                               TITLE OF EACH CLASS
             NAME OF EACH EXCHANGE                             ON WHICH REGISTERED
             ---------------------                             -------------------
          Common stock, $1 par value                         New York Stock Exchange
          Convertible notes due 2020                         New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes [X]  No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the shares of Registrant's Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $877,146,000 as of June 28, 2002.

     At March 7, 2003, 37,244,174 shares of Registrant's Common Stock, $1 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 55 pages.
Exhibit List begins on page 44.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business of the Company.....................................      1
Item 2.    Properties..................................................      4
Item 3.    Legal Proceedings...........................................      4
Item 4.    Submission of Matters to a Vote of Security Holders.........      4

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      5
Item 6.    Selected Financial Data.....................................      5
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      6
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     15
Item 8.    Consolidated Financial Statements and Supplementary Data....     16
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     50

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     51
Item 11.   Executive Compensation......................................     51
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     51
Item 13.   Certain Relationships and Related Transactions..............     51
Item 14.   Controls and Procedures.....................................     51
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     52

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY.

(A) GENERAL DEVELOPMENT OF BUSINESS

     Anixter International Inc. (the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products and fasteners and small parts ("C" Class inventory components) through Anixter Inc. and its subsidiaries (collectively "Anixter").

     In September 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services, pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. See Note 4 "Acquisition and Divestiture of Businesses" in the Notes to the Consolidated Financial Statements for additional information on the acquisition of Pentacon.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is engaged in the distribution of communications and specialty wire and cable products and "C" Class inventory components from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Asia Pacific and Latin America as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

     In 2001, 10.3% of total sales were to Lucent Technologies and its subsidiaries. No other customer accounts for 10% or more of sales in 2002, 2001 or 2000. For certain financial information concerning the Company's business segments, see Note 12 "Business Segments" in the Notes to the Consolidated Financial Statements.

(C) NARRATIVE DESCRIPTION OF BUSINESS

 Overview

     Anixter is the leading global distributor of data, voice, video and security network communication products. In addition, Anixter is the largest North American distributor of specialty wire and cable products. Through its recent purchase of Pentacon, Anixter also distributes "C" Class inventory components. "C" Class inventory components are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications.

     The Company is an industry leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company's comprehensive supply chain management solutions are designed to reduce customer procurement and management costs and enhance overall production efficiencies. Inventory management services are frequently provided under customer contracts for some periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities.

Customers

     The Company sells products to 82,000 active customers. These customers include international, national, regional, and local companies that include end users of the Company's products, installers and resellers of the Company's products and Original Equipment Manufacturers who use the Company's products as a component of their end product. Customers for the Company's products cover all industry groups including manufacturing, telecommunications, internet service, finance, education, health care, transportation, utilities and government as well as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors. The average order size is approximately $1,500.

Products

     Anixter sells approximately 185,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment, and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable), connectivity products and support and supply products. These products are incorporated in enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. Anixter also provides industrial wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance and repair and construction related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by OEM's in manufacturing a wide variety of products.

Suppliers

     The Company sources products from approximately 2,000 suppliers. However, approximately 35% of Anixter's dollar volume purchases in 2002 were from the five largest suppliers. An important element of Anixter's overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world's leading manufacturers of communication cabling, connectivity, support and supply products, electrical wiring systems, and fasteners. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities.

     Significant terms of the Company's typical distribution agreement are described as follows:

        - A non-exclusive right to re-sell products to any customer in a geography (typically defined as a country);

        - Usually cancelable upon 90 days notice by either party for any reason;

        - Excludes any minimum purchase agreements, although pricing may change with volume on a prospective basis;

        - The right to pass through the manufacturer's warranty to Anixter's customers.

Distribution and Service Platform

     Anixter cost-effectively serves its customers' needs through its proprietary computer system, which connects most of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter's e-commerce platform, one of the most comprehensive, user-friendly and secure Websites in the industry.

     Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America that provide for cost-effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of Anixter's inventory. Some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers in certain cities. This network consists of 108 locations in the United States, 16 in Canada, 11 in the United Kingdom, 24 in Continental Europe, 12 in Latin America, 12 in Asia and 4 in Australia/New Zealand.

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

Employees

     At January 3, 2003, the Company and its subsidiaries employed approximately 5,000 people. Less than 1 percent of the Company's employees are covered by collective bargaining agreements.

Competition

     Given the Company's role as an aggregator of many different types of products from many different sources and the fact that these products are sold to many different industry groups, there is no well defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product offering, highly skilled workforce, and global distribution network. The Company can ship 99% of orders for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes in 40 countries around the world that provide its customers and suppliers global consistency.

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

     In addition to competitive factors, future performance could be subject to economic downturns, possible rapid changes in applicable technologies, regulatory changes or liquidity problems that may be experienced by the Company's two largest customers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

     Many of the Company's competitors, including the two largest competitors, are privately held, and as a result reliable competitive information is not available.

Contract Sales and Backlog

     The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and in some cases may require the maintenance of a dedicated distribution facility to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would provide that materials acquired as a result of joint material requirements planning between the Company and the customer would be required to be purchased by the customer.

     Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

Available Information

     The Company maintains an Internet web site at http://www.anixter.com that includes links to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investor Relations section of the Company's Website.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information concerning foreign and domestic operations and export sales, see Note 9 "Income Taxes" and Note 12 "Business Segments" in the Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES.

     The Company's distribution network consists of 142 warehouses in 40 countries with approximately 4 million square feet. There are 13 regional distribution centers (100,000 - 575,000 square feet), 22 local distribution centers (35,000 - 100,000 square feet) and 107 service centers. Additionally, the Company has 45 sales offices throughout the world. All these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts which may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2002, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Anixter International Inc.'s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 13 "Selected Quarterly Financial Data (Unaudited)" in the Notes to the Consolidated Financial Statements. As of March 7, 2003, the Registrant had 4,079 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                 FISCAL YEAR
                                             ----------------------------------------------------
                                              2002*       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations:
  Net sales................................  $2,520.1   $3,144.2   $3,514.4   $2,712.0   $2,390.1
  Operating income (a).....................      87.7      102.0      189.8      112.8       87.0
  Interest expense and other, net (b)......     (15.2)     (43.8)     (55.2)     (34.6)     (34.8)
  Gain on ANTEC investment.................        --         --         --         --       24.3
  Income from continuing operations (c)....      43.5       33.6       78.7       69.7       44.7
  Income from discontinued operations......        --         --         --       54.5       20.9
  Extraordinary loss on early
     extinguishment of debt................      (0.4)      (3.3)        --         --         --
  Net income...............................      43.1       30.3       78.7      124.2       65.6
  Basic income per share:
     Continuing operations.................  $   1.18   $   0.92   $   2.15   $   1.86   $   1.00
     Net income............................      1.17       0.83       2.15       3.31       1.46

Diluted income per share:
     Continuing operations.................  $   1.14   $   0.89   $   2.03   $   1.83   $   0.99
     Net income............................      1.13       0.80       2.03       3.26       1.45

Financial position at year-end:
  Total assets.............................  $1,226.0   $1,198.8   $1,686.0   $1,434.7   $1,335.1
  Total debt...............................  $  195.1   $  241.1   $  451.9   $  468.0   $  543.6
  Stockholders' equity (d).................  $  634.8   $  563.1   $  554.9   $  456.4   $  411.5
  Diluted book value per share.............  $  16.71   $  14.90   $  13.57   $  11.99   $   9.09
  Diluted shares...........................      38.0       37.8       40.9       38.1       45.3
  Year end outstanding shares..............      37.5       36.9       37.7       35.9       41.9

    *On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc.("Pentacon"), for $108.5 million. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Pentacon's operations in 2002 were not significant to the Company. See Note 3 "Acquisitions and Divestiture of Businesses" in the Notes to the Consolidated Financial Statements for further information.
---------------

Notes:

(a) In the third quarter of 2001, the Company incurred a restructuring charge of $31.7 million associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. Additionally, 2001, 2000, 1999 and 1998 include goodwill amortization of $9.0 million, $8.4 million, $7.4 million and $7.1 million, respectively.

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

(d) Stockholders' equity reflects treasury stock purchases of $46.9 million, $15.4 million, $91.9 million and $101.8 million in 2001, 2000, 1999 and
    1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors also could cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new competitors. The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 18 to 41 of this Report.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Acquisition of Pentacon, Inc.

     On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $108.5 million for tangible assets with a fair value of approximately $81.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $14.1 million. The Company agreed to hire the existing Pentacon employees and assume the lease obligations for certain of its operating facilities. The acquired assets will be used in substantially the same manner in which they were utilized by Pentacon. The Company has incurred approximately $2.9 million of transaction-related costs that have been capitalized as part of the acquisition. In addition, the Company agreed to pay $1.2 million in retention bonuses, $1.0 million of which was expensed in the fourth quarter of 2002 and $0.1 million will be expensed in each year of 2003 and 2004. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Included in the results of the Company for 2002 are $51.5 million of sales and $0.5 million of operating profit related to Pentacon. Pentacon had sales of $205.3 million in 2002.

2001 Restructuring

     Staff Reductions: The Company has completed all of the approximately 700 staff reductions (approximately 13% of the total workforce prior to the announcement) that were originally anticipated in the restructuring charge. In 2002, the Company paid $4.5 million in severance and termination benefits. During the second quarter of 2002, the Company recorded an additional charge of $0.4 million for severance associated with headcount reductions in Europe. The Company's results of operations were not impacted by this charge, as it was offset by the reversal of excess accruals in North America and Asia Pacific. The Company estimates that staff reductions resulted in savings of approximately $39.6 million in 2002.

     Facility Restructuring: In the fourth quarter of 2001, the Company vacated substantially all of the 900,000 square feet of space located in 35 warehouses and sales locations. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. In 2002, the Company paid out $6.3 million related to exit costs for these facilities. During the second quarter, the Company recorded an additional charge for the facility consolidation in our UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by the charge, as it was offset by the reduction in excess accruals in North America and Asia Pacific. The Company estimates the 2002 operating expense savings were $7.8 million.

     Korea: The Company closed operations in Korea during the fourth quarter of 2001. The remaining accrued expense of $1.4 million is needed to cover the legal proceedings against Anixter Korea.

     Other Items: The remaining accrued expense of $0.3 million is needed for legal costs associated with the restructuring.

Financings

     On June 28, 2000, the Company issued $792.0 million 7% zero-coupon convertible notes ("Convertible Notes") due 2020. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. During 2002, the Company repurchased Convertible Notes with a notional amount of $378.7 million and a book carrying value of $109.7 million for $107.2 million. In addition, the Company wrote-off related debt issuance costs of $2.8 million. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt of $0.3 million ($0.2 million, net of tax) in its Consolidated Statement of Operations for the year ended January 3, 2003. Holders of the remaining Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company's common stock for which the Company has reserved 3.1 million shares. Additionally, holders may require the Company to purchase at book value, all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note; on June 28, 2010, at a price of $502.57 per Convertible Note; and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both. See Exhibit
4.2 for the calculation of the purchase price if the Company were to choose to pay in common shares. The Convertible Notes are structurally subordinated to the indebtedness of Anixter Inc. ("Anixter"). At January 3, 2003, the remaining face value of the Convertible Notes outstanding was $413.3 million with a book value of $124.0 million.

     On October 6, 2000, the Company entered into two financing arrangements to support further business growth. The agreements consisted of a $500.0 million, senior unsecured, revolving credit agreement and a $275.0 million accounts receivable securitization program which was amended and restated in October 2002. This new revolving credit line included a $390.0 million, five-year agreement, plus a $110.0 million, 364-day agreement. As a result of the economic slowdown experienced in 2001 and 2002, these facilities have been scaled down to fit the Company's current anticipated needs through the remainder of the arrangements. On April 24, 2001, Anixter cancelled the $110.0 million, 364-day revolving credit line. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt in 2001 of $0.3 million ($0.2 million, net of tax) to expense the financing fees associated with this portion of the revolving credit agreement. On October 6, 2001, the Company reduced the borrowing capacity on the accounts receivable securitization program from $275.0 million to $225.0 million. In March 2003, Anixter cancelled $115.0 million of the five-year agreement and will record a loss on the early extinguishment of debt of approximately $0.4 million as a nonoperating expense in its Consolidated Statements of Operations for the 13 weeks ended April 4, 2003.

     The accounts receivable securitization program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly owned unconsolidated subsidiary of the Company that is accounted for using the equity method. ARC was established in order to take advantage of the lower borrowing costs available under this arrangement versus the borrowing costs on the unsecured revolving credit agreement. The program allows Anixter to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC and consists of a series of 364-day facilities. ARC may in turn sell an interest in these receivables to financial institutions and borrow up to $225.0 million. Prior to the October 6, 2001 borrowing capacity reduction, ARC could borrow up to $275.0 million. The Company reduced the capacity of the facility in order to reduce costs associated with excess availability. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost. The securitization program began in October 2000, at which time $416.8 million of gross accounts receivable were sold and removed from the balance sheet. At January 3, 2003 and December 28, 2001, the outstanding balance of accounts receivable sold to ARC totaled $248.6 million and $296.0 million, respectively. In order to fund the purchase of the accounts receivable from Anixter, ARC incurred long-term debt of $129.7 million and $143.7 million and has a subordinated note payable to Anixter of $69.6 million and $111.4 million at January 3, 2003 and December 28, 2001, respectively. The effective interest rate paid by ARC in 2002 and 2001 on the long-term debt was 2.6% and 5.0%, respectively. ARC's long-term debt has not been guaranteed by Anixter or the Company and neither have an obligation, contingent or otherwise, to the holders of ARC's long-term debt. Under this program, ARC is required to maintain ratios that are consistent with other programs arranged by the Company's financial institutions. The financial institutions used by the Company have a significant presence in this type of financing and are familiar with industry norms. ARC is in compliance with all covenant ratios and the Company believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.7 for definitions of the covenant ratios. A charge of $8.8 million, primarily relating to the discount on the initial sale of accounts receivable to ARC, was recorded at inception of the program in the fourth quarter of 2000. The ongoing discount rate of 2.12% was calculated by a third party and represents a rate equivalent to those in an arms-length transaction. The Company expects to substantially recover this $8.8 million charge during the course of the program. In Other expenses, the Company recorded net charges of $2.7 million, $8.7 million and $3.8 million in 2002, 2001 and 2000, respectively, primarily for the interest expense on the long-term debt incurred by ARC to fund the purchases of the accounts receivable from Anixter.

     In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to a $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. During 2001, Anixter repurchased $81.3 million of the 8% senior notes for $86.5 million. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt of $5.2 million ($3.1 million, net of tax) in its Consolidated Statement of Operations for the year ended December 28, 2001. During 2002, Anixter repurchased $10.7 million of these senior notes for $11.1 million. Accordingly, the Company recorded an extraordinary loss on the early extinquishment of debt of $0.4 million ($0.2 million, net of tax) in its Consolidated Statement of Operations for the year ended January 3, 2003. At January 3, 2003, the outstanding balance of the 8% notes was $8.0 million. These notes have a put provision that under certain circumstances is triggered by a rating downgrade. The current outstanding balance is well under the cross-default thresholds of Anixter and the Company's other existing indebtedness. Therefore, Anixter and the Company are not exposed to any potentially adverse effects from the put provision.

     At January 3, 2003, $345.3 million was available under the bank revolving lines of credit at Anixter, of which $10.8 million was available to pay the Company for intercompany liabilities. The primary liquidity source for Anixter is the $390.0 million revolving credit agreement, $59.5 million of which was outstanding at January 3, 2003. The borrowing rate on the revolving credit agreement is LIBOR plus 87.5 basis points and the interest rate on the $59.5 million outstanding balance was 2.9%. In March 2003, $115.0 million of this facility was cancelled by the Company in order to reduce costs associated with this excess availability. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Due to the requirement of the leverage ratio, borrowings of only $135.9 million of the $345.3 million available under bank revolving lines of credit at Anixter would be permitted as of January 3, 2003.

     In 2003, the Company estimates that it will have positive cash flow from operating activities and after capital expenditures. On February 5, 2003, Anixter repurchased, at book value, an additional $2.0 million of the 8% senior notes. The Company will continue to pursue opportunities to repurchase outstanding debt, with the volume and timing to depend on market conditions.

     The Board of Directors of the Company had authorized the purchase of up to
2.8 million common shares (2.0 million was authorized in 2001 and 0.8 million carried over from prior year authorizations), with the volume and timing to depend on market conditions. In 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. In February 2003, the Board of Directors of the Company authorized the purchase of up to an additional 0.6 million shares with the volume and timing to depend on market conditions. As of March 13, 2003, Anixter had repurchased an additional 586,100 shares at an average cost of $21.93. Purchases were made on the open market and were financed from cash generated by operations.

Cash Flow

     Year ended January 3, 2003: Consolidated net cash provided by continuing operating activities was $165.7 million in 2002 compared to $288.5 million in 2001. Cash provided by continuing operating activities decreased primarily because the decline in working capital in 2002 was less than the decline in 2001. In 2002, cash generated by the collection of receivables was almost entirely offset by the payments made on accounts payable and accrued expenses. Inventory was further reduced in 2002 by $81.4 million associated with the decline in sales. The Company paid $10.8 million for costs related to the 2001 restructuring. In 2001, accounts receivable decreased, providing cash of $128.5 million. Inventory declined $357.1 million in 2001 as the $120.0 million specifically identified at December 29, 2000 as "inventory returnable to vendors" was returned and the remaining decline was due to reduced purchases as lower levels of inventory were needed to support the reduced sales levels. The increase in cash flow generated by the reduction in inventory was partially offset by the related decrease of $294.5 million in accounts payable and accrued expenses. In 2001, the Company incurred a $31.7 million restructuring charge, $6.6 million of which was non-cash. At January 3, 2003, $6.9 million remained to be paid.

     Consolidated net cash used in investing activities was $122.4 million in 2002 versus $20.5 million in 2001. In the third quarter of 2002, the Company completed the acquisition of certain assets and liabilities of Pentacon for $110.4 million, including transaction related costs. Also in 2002, $2.9 million was received from the sale of real estate and other fixed assets and $2.0 million from the sale of securities. Capital expenditures decreased $5.1 million from 2001 as spending was reduced due to weak economic conditions. In 2002, capital expenditures includes $11.6 million for the construction of a new corporate headquarters. Capital expenditures in 2001 were primarily for the upgrades of warehouse facilities and the purchase of software and computer equipment. Capital expenditures are expected to be approximately $24.0 million in 2003, $18.0 million of which is for the new corporate headquarters.

     Consolidated net cash used by financing activities was $48.8 million in 2002 in comparison to $255.8 million in 2001. In 2002, cash used in financing activities includes $107.2 million and $11.1 million for the repurchase of the Convertible Notes and 8% senior notes, respectively. Proceeds from borrowing under the revolving credit agreements were $62.6 million in 2002. The Company received $7.5 million for the issuance of 0.6 million shares of common stock relating to the exercise of stock options and the employee stock purchase program. In 2001, cash used in financing activities included a net repayment of long-term borrowings of $142.4 million, extinquishment of senior notes of $86.5 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $22.3 million received from the issuance of 1.3 million shares of common stock for the exercise of stock options and the employee stock purchase plan. Cash used for discontinued operations was $2.6 million in 2002 compared to $5.8 million in 2001.

     Year ended December 28, 2001: Consolidated net cash provided by continuing operating activities was $288.5 million in 2001 compared to $67.5 million in 2000. Cash provided by continuing operating activities increased primarily due to a reduction in working capital required to support the business. In 2001, accounts receivable decreased, providing cash of $128.5 million compared to $91.4 million in 2000. Inventory declined $357.1 million as the $120.0 million specifically identified at December 29, 2000 as "inventory returnable to vendors" was returned and the remaining decline was due to reduced purchases as lower levels of inventory were needed to support the reduced sales levels. In 2000, inventory increased $329.7 million, $120.0 million of which represented inventories returnable to vendors, to support the growth in the service provider and integrated supply markets and a significant competitive local exchange carrier contract. The increase in cash flow generated by the reduction in inventory was partially offset by the related decrease of $294.5 million in accounts payable and accrued expenses. In 2000, accounts payable and accrued expenses increased $181.8 million. In 2001, the Company incurred a $31.7 million restructuring charge, of which $6.6 million was non-cash. At December 28, 2001, $17.7 million remained to be paid.

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

Interest Expense

     Interest expense for continuing operations was $15.5 million, $30.1 million and $43.3 million for 2002, 2001 and 2000, respectively. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings. The decrease in the interest expense in 2002 from 2001 was due to lower debt levels as a result of lower working capital, the repurchase of high interest rate debt and overall lower interest rates. The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on approximately 83% of debt obligations at January 3, 2003, is fixed or capped. Total outstanding debt at January 3, 2003, was $195.1 million for the Company and $129.7 million for ARC. The impact of interest rate swaps and caps for 2002 and 2001 was an increase to interest expense of $0.1 million and $0.3 million, respectively, and a decrease to interest expense of $0.7 million in 2000.

Income Taxes

     Various foreign subsidiaries of the Company had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $144.7 million at January 3, 2003, which are subject to various provisions of each respective country. Approximately $52.3 million of this amount expires between 2003 and 2012 and $92.4 million of the amount has an indefinite life. Of the $144.7 million NOL carryforwards of foreign subsidiaries, $68.6 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 3, 2003, were approximately $76.1 million, which are subject to various provisions of each respective country. Approximately $43.5 million of this amount expires between 2003 and 2012 and $32.6 million of the amount has an indefinite life. The deferred tax asset and valuation allowance has been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

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

RESULTS OF OPERATIONS

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition to competitive factors, future performance could be subject to economic downturns, possible rapid changes in applicable technologies, regulatory changes or liquidity problems that may be experienced by the Company's two largest customers. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

     Year ended January 3, 2003: Net income was $43.1 million in 2002 compared with $30.3 million in 2001. Due to a combination of increased economic softness and continued deterioration of market conditions in the communications products industry, the Company incurred a restructuring charge of $31.7 million ($19.0 million, net of tax) in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. The restructuring resulted in annualized expense reductions of approximately $48.0 million. In 2002, the Company recorded an after-tax extraordinary loss of $0.4 million for the early extinguishment of $109.7 million of the Company's Convertible Notes and $10.7 million of its 8% senior notes. In 2001, the Company recorded an after-tax extraordinary loss of $3.3 million for the early extinguishment of $81.3 million of Anixter's 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million 364-day revolving credit agreement due 2001. In 2002, the Company no longer amortized goodwill. Operating income for 2001 includes $9.0 million of expense for goodwill amortization.

     The Company's net sales for the year ended January 3, 2003, declined 19.8% to $2.5 billion from $3.1 billion in 2001. Net sales by major geographic market are presented in the following table:

                                                      YEARS ENDED
                                              ---------------------------
                                               JANUARY 3,    DECEMBER 28,
                                                  2003           2001
                                              ------------   ------------
                                                     (IN MILLIONS)
North America...............................    $1,996.2       $2,433.5
Europe......................................       344.9          502.1
Asia Pacific and Latin America..............       179.0          208.6
                                                --------       --------
                                                $2,520.1       $3,144.2
                                                ========       ========

     In 2002, North America sales declined 18.0% to $2.0 billion from $2.4 billion in 2001. Excluding Pentacon, sales declined 20.1%. Sales fell across all customer markets. The decline reflects a significant fall in spending in the telecom industry, a reduction in technology-related spending and general overall economic softness. In 2001, sales included $148.3 million related to service provider customers. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal.

     Europe sales declined 31.3% when compared to 2001. Excluding the effects of changes in exchange rates, sales declined 35.5%. All customer markets were down as international markets also felt the poor economic conditions experienced in North America. In 2001, sales in Europe included $57.0 million to the service provider market which were minimal in 2002.

     Asia Pacific and Latin America net sales decreased 14.2% from the same period in 2001, reflecting reduced spending in the communications customer market. Excluding the effect of changes in exchange rates, Asia Pacific and Latin America net sales decreased 13.6%.

     In 2002, operating income decreased 14.0% to $87.7 million from $102.0 million in 2001. Operating margins increased to 3.5% in 2002 from 3.2% in 2001. Excluding the 2001 restructuring charge of $31.7 million and $9.0 million of goodwill amortization expense, operating income declined 38.5% from 2001 to 2002. Gross margins improved to 24.0% in 2002 from 23.4% in 2001. Operating income (loss) by major market is presented in the following table:

                                                      YEARS ENDED
                                              ---------------------------
                                               JANUARY 3,    DECEMBER 28,
                                                  2003           2001
                                              ------------   ------------
                                                     (IN MILLIONS)
North America *.............................     $ 83.7         $ 89.7
Europe *....................................        5.3           21.2
Asia Pacific and Latin America*.............       (1.3)          (8.9)
                                                 ------         ------
                                                 $ 87.7         $102.0
                                                 ======         ======

    *The year ended December 28, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively. In addition, 2001 includes goodwill amortization expense of $8.4 million, $0.3 million and $0.3 million for North America, Europe and Asia Pacific.

     North America operating income decreased 6.5% in 2002 compared to 2001. Excluding 2001 restructuring costs of $23.1 million and goodwill amortization expense of $8.4 million, operating income declined 31.6%. Operating margins increased to 4.2% in 2002 from 3.7% in 2001. Excluding restructuring costs and goodwill amortization in 2001, operating margins declined 80 basis points. As North America gross margins were flat with 2001 at 23.9%, the decline in operating margin is primarily due to the decrease in sales volume. Excluding Pentacon, operating expenses declined 17.6% primarily due to a reduction in headcount and facility expenses resulting from the third quarter 2001 restructuring along with lower variable costs associated with the lower sales volume. Excluding Pentacon, average headcount for the year declined 28.1% from 2001.

     Europe operating income decreased 74.9% when compared to 2001. Excluding the 2001 restructuring costs of $2.3 million and goodwill amortization expense of $0.3 million, operating income decreased 77.7%, while operating margins declined by 330 basis points to 1.5%. The sharp declines in operating income and margins reflect the 31.3% decline in sales. Europe's gross margins increased 360 basis points to 26.7%, as 2001 included $57.0 million of low margin service provider sales. While cost savings from the 2001 restructuring were achieved, operating expenses declined by only 7.5% reflecting the minimal operating costs incurred on the 2001 service provider sales, $1.4 million of additional restructuring costs incurred in 2002 and the impact of changes in exchange rates. Excluding the effect of exchange rates, restructuring costs and goodwill amortization expense, operating expenses decreased 11.6% and operating income declined 75.3%.

     Asia Pacific and Latin America recorded an operating loss of $1.3 million in 2002 compared to a $8.9 million loss for 2001. In 2002, Asia Pacific and Latin America reversed net excess restructuring accruals of $0.5 million. Excluding the restructuring costs in 2002 and 2001 and goodwill amortization expense in 2001, the operating loss decreased 20.5% from a $2.3 million loss in 2001 to a $1.8 million loss in 2002. In 2001,

Latin America wrote-off $6.3 million of inventory. The remaining loss in 2002 is primarily due to the decline in sales. Excluding restructuring costs, goodwill amortization expense and changes in exchange rates, the operating loss was reduced by 18.7% compared to 2001.

     Consolidated interest expense and other expenses decreased to $15.2 million in 2002 from $43.8 million in 2001. Interest expense decreased $14.6 million to $15.5 million due to lower debt levels as a result of lower working capital, the repurchase of high interest rate debt and overall lower interest rates. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings.

     In 2001, the Company incurred a $2.3 million foreign exchange loss resulting from the devaluation of the Argentine Peso. Other, net income (expense) includes the following:

                                                      YEARS ENDED
                                              ---------------------------
                                               JANUARY 3,    DECEMBER 28,
                                                  2003           2001
                                              ------------   ------------
                                                     (IN MILLIONS)
Gain on sale of fixed assets and
  securities................................    $    2.9       $     --
Accounts receivable securitization..........        (2.7)          (8.7)
Foreign exchange............................        (0.1)          (5.3)
Other.......................................         0.2            0.3
                                                --------       --------
                                                $    0.3       $  (13.7)
                                                ========       ========

     The consolidated tax provision increased to $29.0 million in 2002 from $24.6 million in 2001 due to higher pre-tax earnings, partially offset by a decline in the income tax rate. The 2002 effective tax rate of 40.0% declined from 42.2% in 2001. The decrease in the effective tax rate resulted from no longer having non-deductible goodwill amortization which was recorded in 2001, partially offset by greater non-deductible losses in certain foreign entities.

     Year ended December 28, 2001: Net income was $30.3 million in 2001 compared with $78.7 million in 2000. Due to a combination of increased economic softness and continued deterioration of market conditions in the communications products industry, the Company incurred a restructuring charge of $31.7 million ($19.0 million, net of tax) in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. In addition, the Company recorded an after-tax extraordinary loss of $3.3 million for the early extinguishment of $81.3 million of Anixter's 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million 364-day revolving credit agreement due 2001. In 2000, the Company incurred an initial after-tax charge of $5.3 million for the receivables securitization program, which the Company expects to substantially recover during the course of the program.

     The Company's net sales for the year ended December 28, 2001, declined 10.5% to $3.1 billion from $3.5 billion in 2000. Net sales by major geographic market are presented in the following table:

                                                      YEARS ENDED
                                              ---------------------------
                                              DECEMBER 28,   DECEMBER 29,
                                                  2001           2000
                                              ------------   ------------
                                                     (IN MILLIONS)
North America...............................    $2,433.5       $2,739.3
Europe......................................       502.1          587.1
Asia Pacific and Latin America..............       208.6          188.0
                                                --------       --------
                                                $3,144.2       $3,514.4
                                                ========       ========

     In 2001, North America sales declined 11.2% to $2.4 billion from $2.7 billion in 2000. With the exception of integrated supply, all customer markets in North America declined from 2000. Enterprise network communications product sales declined 10.6%, due to a worldwide reduction in technology-related spending.

The electrical wire and cable market declined 4.3% as the result of general economic softness. Due to the significant fall in spending in the telecom industry, sales in the service provider market were down 67.7%. The integrated supply market improved significantly, as sales increased 65.1% primarily due to contracts added in late 2000.

     Europe sales decreased 14.5% when compared to 2000. Increased sales in the integrated supply market partially offset declines across all other customer markets as international markets were also feeling the general economic softness being experienced in the United States. Excluding the effect in changes in exchange rates, Europe sales declined 10.9%.

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

                                                      YEARS ENDED
                                              ---------------------------
                                              DECEMBER 28,   DECEMBER 29,
                                                  2001           2000
                                              ------------   ------------
                                                     (IN MILLIONS)
North America *.............................     $ 89.7         $164.2
Europe *....................................       21.2           24.6
Asia Pacific and Latin America *............       (8.9)           1.0
                                                 ------         ------
                                                 $102.0         $189.8
                                                 ======         ======

    *The year ended December 28, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively. 2001 includes goodwill amortization expense of $8.4 million, $0.3 million, and $0.3 million for North America, Europe, and Asia Pacific. 2000 includes goodwill amortization expense of $7.8 million, $0.3 million and $0.3 million for North America, Europe, and Asia Pacific.

     North America operating income decreased 45.4% in 2001 compared to 2000. Excluding restructuring costs of $23.1 million and the non-recurring fulfillment sales impact on operating income of $6.9 million during 2000, operating profit declined 28.3%. Operating margins decreased to 3.7% in 2001 from 6.0% in 2000. Excluding restructuring costs, operating margins were 4.6%, a decline of 140 basis points when compared to 2000. Operating results were negatively affected, particularly in the second half of the year, as sales declined more rapidly than the Company was able to reduce operating expenses. This more than offset a slight improvement in gross margins of 23.7% in 2000 to 23.9% in 2001, resulting primarily from the change in sales mix caused by the decline in sales to the lower margin service provider market.

     Europe operating income decreased 13.6% when compared to 2000. Excluding restructuring costs of $2.3 million, operating profit decreased 4.2%, while operating margins improved by 50 basis points to 4.7%. Excluding the effect of changes in exchange rates and the restructuring charge, Europe operating income remained flat. Operating income and margins benefited from a significant reduction in operating expenses, reflecting organizational changes and refocused market efforts that offset the 14.5% decline in sales. In addition, Europe's gross margins improved to 22.3% from 21.7% in 2000, reflecting reduced sales of lower margin networking products.

     Asia Pacific and Latin America recorded an operating loss of $8.9 million in 2001 compared to operating income of $1.0 million for 2000. Excluding restructuring costs of $6.3 million, the operating loss was $2.6 million and the operating margin was 180 basis points below 2000. The operating loss was negatively impacted by $6.3 million in inventory write-offs in Latin America recorded in 2001. Changes in exchange rates had a minimal effect on operating income.

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

     In 2001, the Company incurred a $2.3 million foreign exchange loss resulting from the deterioration of the Argentine Peso. In 2000, the $12.6 million expense from the accounts receivable securitization includes $8.8 million for the initial discounting fee. Other, net income (expense) includes the following:

                                                      YEARS ENDED
                                              ---------------------------
                                              DECEMBER 28,   DECEMBER 29,
                                                  2001           2000
                                              ------------   ------------
                                                     (IN MILLIONS)
Accounts receivable securitization..........     $ (8.7)        $(12.6)
Foreign exchange............................       (5.3)          (0.9)
Other.......................................        0.3            1.6
                                                 ------         ------
                                                 $(13.7)        $(11.9)
                                                 ======         ======

     The consolidated tax provision decreased to $24.6 million in 2001 from $55.9 million in 2000 due to lower pre-tax earnings, partially offset by a small increase in the income tax rate. The 2001 effective tax rate of 42.2% is based on pre-tax book income adjusted primarily for amortization of nondeductible goodwill and losses of foreign operations that are not currently deductible. The increase from 41.6% in 2000 is due to nondeductible goodwill being a higher percentage of the total, offset by a lower state tax rate.

     Impact of Inflation: Inflation is currently not an important determinant of the Company's results of operations due to the low rate of inflation and, in part, to rapid inventory turnover.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company believes that the following are critical areas that either require significant judgement by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results.

     Allowance for Doubtful Accounts: Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve as stated below:

        - Customers that have refused to pay their balances are reserved based on the historical write-off percentages

        - Risk accounts are individually reviewed and the reserve is based on the probability of potential default;

        - The outstanding balance for customers who have declared bankruptcy is reserved at 100%.

     If circumstances change (i.e., higher (lower) than expected defaults or an unexpected material change in a major customer's ability to meet its financial obligations to the Company), the Company's estimates of the recoverability of amounts due to the Company could be reduced (increased) by a material amount.

     Inventory Obsolescence: At January 3, 2003, the Company reported inventory of $498.8 million. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following:

        - Return or rotation privileges with vendors;

        - Price protection from vendors;

        - Expected usage during the next twenty-four months;

        - Whether or not a customer is obligated by contract to purchase the inventory;

        - Current market pricing;

        - Risk of obsolescence.

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

     Life Insurance Policies: Anixter implemented a nonqualified deferred compensation plan on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. Concurrent with the implementation of the deferred compensation plan, Anixter purchased variable, separate account life insurance policies on the lives of the participants. To fund additional liabilities, Anixter purchased fixed, general account "increasing whole life" insurance policies on the lives of certain participants in both the deferred compensation plan and an executive excess defined benefit plan. Anixter owns all of the above policies and pays level annual premiums on them. Policy proceeds are payable to Anixter upon the insured participant's death. The cash surrender values on those policies are updated quarterly.

     At January 3, 2003 and December 28, 2001, the cash surrender value of $18.5 million and $19.1 million, respectively, was recorded under this program and reflected in "Other Assets" on the consolidated balance sheets at market value. The Company's investment in the cash surrender value program is liquid and redeemable in whole or part by "surrendering" the underlying life insurance policies. As the life insurance policies are recorded at market value, changes in the market value of the underlying securities can have a significant impact on the Company's results of operations.

     Pension Expense: The Company accounts for its defined benefit pension plans in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company's pension benefit cost relates to its defined benefit plan in the United States. The Company has not made contributions to the U.S. pension plan since 1995. SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan's assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants.

     A significant element in determining the Company's net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 8.43%. Over the long term, the Company's pension plan assets have earned in excess of 8.43%; therefore, the Company believes that its assumption of future returns of 8.43% is reasonable. This expected return on plan assets is included in the net periodic benefit cost. The plan assets actually incurred a loss of $10.7 million in 2002. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants.

     At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At January 3, 2003, the Company determined this rate to be 6.45%.

     At January 3, 2003, the Company's consolidated pension liability was $27.1 million, up from $21.5 million at the end of 2001. For the year ended January 3, 2003, the Company recognized a consolidated pre-tax net periodic cost of $7.1 million, up from $5.8 million in 2001. As a result of the decline in the fair value of the pension plan assets, a reduced discount rate and other actuarial gains and losses, the Company estimates its 2003 net periodic cost to increase by 55% to 65%.

     Tax Contingencies: The Company believes it has a reasonable basis in the tax law for all of the positions it takes on the various tax returns it files. However, in recognition of the fact that various taxing authorities may take opposing views on some issues, that the costs and hazards of litigation in maintaining the positions that the Company has taken on various returns might be significant, and that the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves. The amounts of such reserves, the potential issues they are intended to cover and their adequacy to do so are topics of frequent review internally and with outside tax professionals. Where necessary, periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closings of ongoing examinations or the commencement of new examinations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 "Interest rate agreements" and "Foreign currency forward contracts" and Note 7 "Debt" to the consolidated financial statements for further detail on interest agreements and outstanding debt obligations. Approximately 27% of the Company's sales were denominated in foreign currency in 2002, 2001 and 2000.

     At January 3, 2003, the Company has net assets and liabilities that were denominated in currencies other than the functional currency of the reporting entity. If there was a 10 percent adverse change in exchange rates, the Company would record a foreign exchange loss of approximately $3.2 million.

     The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate ("LIBOR") component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on approximately 83% of debt obligations at January 3, 2003 was fixed or capped. There were no interest rate agreements outstanding at December 28, 2001, as a result of the Company canceling two hedge agreements and one interest rate collar agreement in 2001 for which there were no longer outstanding borrowings.

     The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a one percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.1 million and $0.8 million and decreased the value of foreign currency forward contracts by $6.1 million and $3.2 million in 2002 and 2001, respectively. The estimated fair market value of the Company's outstanding fixed rate debt at January 3, 2003 and December 28, 2001, was $138.2 million and $245.2 million, respectively. If interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 2.3% and 3.2% for 2002 and 2001, respectively. Changes in the market value of the Company's debt does not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company's financial structure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    19
Consolidated Statements of Operations.......................    20
Consolidated Balance Sheets.................................    21
Consolidated Statements of Cash Flows.......................    22
Consolidated Statements of Stockholders' Equity.............    23
Notes to the Consolidated Financial Statements..............    24
Selected Quarterly Financial Data (Unaudited)...............    40

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Anixter International Inc.

     We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 3, 2003, and December 28, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 3, 2003 and December 28, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As described in Note 2 to the consolidated financial statements, effective December 29, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 3, 2003

                           ANIXTER INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                                               2003          2001           2000
                                                            ----------   ------------   ------------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET SALES.................................................   $2,520.1      $3,144.2       $3,514.4
Cost of operations:
  Cost of goods sold......................................    1,914.7       2,407.3        2,692.5
  Operating expenses......................................      517.3         594.2          623.7
  Amortization of intangibles.............................        0.4           9.0            8.4
  Restructuring and other charges.........................         --          31.7             --
                                                             --------      --------       --------
       Total costs and expenses...........................    2,432.4       3,042.2        3,324.6
                                                             --------      --------       --------
OPERATING INCOME..........................................       87.7         102.0          189.8
Other (expenses) income:
  Interest expense........................................      (15.5)        (30.1)         (43.3)
  Other, net..............................................        0.3         (13.7)         (11.9)
                                                             --------      --------       --------
Income before income taxes and extraordinary loss.........       72.5          58.2          134.6
Income tax expense........................................       29.0          24.6           55.9
                                                             --------      --------       --------
Income before extraordinary loss..........................       43.5          33.6           78.7
Extraordinary loss on early extinguishment of debt, net...       (0.4)         (3.3)            --
                                                             --------      --------       --------
NET INCOME................................................   $   43.1      $   30.3       $   78.7
                                                             ========      ========       ========
BASIC INCOME (LOSS) PER SHARE:
  Income before extraordinary loss........................   $   1.18      $   0.92       $   2.15
  Extraordinary loss......................................      (0.01)        (0.09)            --
                                                             --------      --------       --------
  Net income..............................................   $   1.17      $   0.83       $   2.15
                                                             ========      ========       ========
DILUTED INCOME (LOSS) PER SHARE:
  Income before extraordinary loss........................   $   1.14      $   0.89       $   2.03
  Extraordinary loss......................................      (0.01)        (0.09)            --
                                                             --------      --------       --------
  Net income..............................................   $   1.13      $   0.80       $   2.03
                                                             ========      ========       ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 3,    DECEMBER 28,
                                                                 2003           2001
                                                              -----------   -------------
                                                              (IN MILLIONS, EXCEPT SHARE
                                                                       AMOUNTS)
                                         ASSETS
CURRENT ASSETS
  Cash......................................................   $   19.1       $   27.2
  Accounts receivable (less allowances of $15.4 and $20.9 in
     2002 and 2001, respectively)...........................      188.2          154.1
  Note receivable -- unconsolidated subsidiary..............       69.6          111.4
  Inventories...............................................      498.8          495.7
  Deferred income taxes.....................................       26.5           32.0
  Other current assets......................................       10.0            8.6
                                                               --------       --------
       Total current assets.................................      812.2          829.0
Property and equipment, at cost.............................      191.1          167.4
Accumulated depreciation....................................     (132.0)        (112.4)
                                                               --------       --------
       Net property and equipment...........................       59.1           55.0
Goodwill (less accumulated amortization of $96.0 and $95.4
  in 2002 and 2001, respectively)...........................      247.6          231.6
Other assets................................................      107.1           83.2
                                                               --------       --------
                                                               $1,226.0       $1,198.8
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $  257.3       $  251.0
  Accrued expenses..........................................       83.5           86.2
  Accrued restructuring.....................................        4.2           11.1
  Income taxes payable......................................        4.7            4.4
                                                               --------       --------
       Total current liabilities............................      349.7          352.7
Long-term debt..............................................      195.1          241.1
Other liabilities...........................................       46.4           41.9
                                                               --------       --------
       Total liabilities....................................      591.2          635.7
STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares
     authorized, 37,500,878 and 36,917,313 shares issued and
     outstanding in 2002 and 2001, respectively.............       37.5           36.9
  Capital surplus...........................................       45.2           32.5
  Foreign currency translation..............................      (43.9)         (64.6)
  Minimum pension liability.................................       (0.3)            --
  Unrealized gain on foreign exchange contracts.............         --            5.1
  Retained earnings.........................................      596.3          553.2
                                                               --------       --------
       Total stockholders' equity...........................      634.8          563.1
                                                               --------       --------
                                                               $1,226.0       $1,198.8
                                                               ========       ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED
                                                           -----------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                           -----------   ------------   ------------
                                                                         (IN MILLIONS)
OPERATING ACTIVITIES
  Net income.............................................    $  43.1       $  30.3       $    78.7
  Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
       Extraordinary loss................................        0.4           3.3              --
       Gain on sale or disposal of fixed assets and
          securities.....................................       (2.9)           --              --
       Depreciation and amortization.....................       23.5          32.4            29.6
       Accretion of zero-coupon convertible notes........       11.9          14.7             7.0
       Non-cash restructuring costs......................         --           6.6              --
       Income tax savings from employee stock plans......        2.5           5.3            11.2
       Deferred income taxes.............................       (0.8)        (12.5)           (3.2)
       Changes in assets and liabilities:
          Accounts receivable............................       37.8         128.5            91.4
          Inventory......................................       81.4         357.1          (329.7)
          Accounts payable and accruals..................      (31.1)       (294.5)          181.8
          Restructuring and other charges................      (10.8)         17.7              --
          Other, net.....................................       10.7          (0.4)            0.7
                                                             -------       -------       ---------
            Net cash provided by continuing operating
               activities................................      165.7         288.5            67.5

INVESTING ACTIVITIES
  Capital expenditures...................................      (16.9)        (22.0)          (22.6)
  Acquisitions and divestiture...........................     (110.4)           --            (3.7)
  Proceeds from sale of fixed assets.....................        2.9           1.5              --
  Proceeds from sale of securities.......................        2.0            --              --
                                                             -------       -------       ---------
            Net cash used in continuing investing
               activities................................     (122.4)        (20.5)          (26.3)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings.....................      262.6         795.2         1,557.0
  Repayment of long-term borrowings......................     (200.0)       (937.6)       (1,578.5)
  Retirement of notes payable............................     (118.3)        (86.5)             --
  Proceeds from issuance of common stock.................        7.5          22.3            34.9
  Debt issuance costs....................................       (0.6)           --            (8.3)
  Purchases of common stock for treasury.................         --         (46.9)          (15.4)
  Other, net.............................................         --          (2.3)          (14.1)
                                                             -------       -------       ---------
            Net cash used in continuing financing
               activities................................      (48.8)       (255.8)          (24.4)
                                                             -------       -------       ---------

(DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS...       (5.5)         12.2            16.8
Cash used in discontinued operations.....................       (2.6)         (5.8)          (13.5)
Cash at beginning of year................................       27.2          20.8            17.5
                                                             -------       -------       ---------
Cash at end of year......................................    $  19.1       $  27.2       $    20.8
                                                             =======       =======       =========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                               COMMON STOCK                              OTHER
                                              ---------------   CAPITAL   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                              SHARES   AMOUNT   SURPLUS   EARNINGS      INCOME          INCOME
                                              ------   ------   -------   --------   -------------   -------------
                                                                               (IN MILLIONS)
Balance at December 31, 1999................   35.9    $ 35.9   $   --     $458.1       $(37.6)
Net income..................................     --        --       --       78.7           --          $ 78.7
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --        (15.0)          (15.0)
                                                                                                        ------
Comprehensive income........................                                                            $ 63.7
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    2.5       2.5     47.7         --           --
Purchase and retirement of treasury stock...   (0.7)     (0.7)    (0.8)     (13.9)          --
                                               ----    ------   ------     ------       ------
Balance at December 29, 2000................   37.7      37.7     46.9      522.9        (52.6)
Net income..................................               --       --       30.3           --          $ 30.3
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --        (12.0)          (12.0)
  Cumulative effect of change in accounting
    principle, net of tax of $1.8...........     --        --       --         --          2.7             2.7
  Change in fair market value of foreign
    exchange contracts, net of tax of
    $1.6....................................     --        --       --         --          2.4             2.4
                                                                                                        ------
Comprehensive income........................                                                            $ 23.4
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    1.3       1.3     30.4         --           --
Purchase and retirement of treasury stock...   (2.1)     (2.1)   (44.8)        --           --
                                               ----    ------   ------     ------       ------
Balance at December 28, 2001................   36.9      36.9     32.5      553.2        (59.5)
Net income..................................     --        --       --       43.1           --          $ 43.1
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --         20.7            20.7
  Minimum pension liability, net of tax of
    $0.2....................................     --                                       (0.3)           (0.3)
  Change in fair market value of foreign
    exchange contracts, net of tax of
    $3.4....................................     --        --       --         --         (5.1)           (5.1)
                                                                                                        ------
Comprehensive income........................                                                            $ 58.4
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    0.6       0.6     12.7         --           --
                                               ----    ------   ------     ------       ------
Balance at January 3, 2003..................   37.5    $ 37.5   $ 45.2     $596.3       $(44.2)
                                               ====    ======   ======     ======       ======

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively "Anixter").

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries, excluding Anixter Receivables Corporation (collectively "the Company"), after elimination of intercompany transactions. The Company's fiscal year ends on the Friday nearest December 31 and included 53 weeks in 2002 and 52 weeks in 2001 and 2000.

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

     RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

     NOTE RECEIVABLE: At January 3, 2003 and December 28, 2001, the Company's note receivable of $69.6 million and $111.4 million, respectively, represents the amount due to Anixter from Anixter Receivables Corporation ("ARC") primarily for the sale of accounts receivable and is subordinated to ARC's repayment of ARC long-term debt.

     INVENTORIES: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some of its vendors that provide a right to return products. This right is typically limited to a small percentage of the Company's total purchases from that vendor. The Company can return slow moving product and the vendor will replace it with faster moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce the Company's current inventory carrying cost down to the manufacturer's current price. The Company considers these agreements in determining its reserve for obsolescence.

     PROPERTY AND EQUIPMENT: Capital expenditures are primarily for equipment, leasehold improvements, computer software and the construction of a new corporate headquarters in 2002 to be completed in 2003. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the term of the related lease. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $19.1 million, $18.7 million and $17.1 million in 2002, 2001 and 2000, respectively.

     GOODWILL: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of December 29, 2001. SFAS No. 142 required that goodwill and other intangible assets with an indefinite useful life no longer be amortized. Retroactive restatement for all prior periods presented was not required. Goodwill is reviewed annually for impairment. The Company performs its impairment tests utilizing the two step process outlined in SFAS No. 142. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss would be

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company currently expects the carrying amount to be fully recoverable.

     INTANGIBLE ASSETS: Intangible assets primarily consist of customer relationships that are being amortized on a straight-line basis over periods ranging from 8 to 10 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

     INTEREST RATE AGREEMENTS: The Company utilized interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate ("LIBOR") component of the interest rate on a portion of its floating rate obligations. There were no interest rate agreements outstanding at December 28, 2001 because the Company had minimal floating rate obligations outstanding. At January 3, 2003, as a result of this type of interest rate agreement, the interest rate on approximately 83% of debt obligations, was fixed or capped. In June 2001, the Company cancelled hedge agreements for which there were no longer outstanding borrowings and incurred $1.7 million in interest expense related to the cancellation. At January 3, 2003, the Company had interest rate swap agreements outstanding with a notional amount of $30.0 million. These swap agreements obligate the Company to pay a fixed rate of approximately 3.5% through October 2007. At January 3, 2003, the fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received or paid to enter into similar interest rate agreements at the current interest rate, was a liability of $0.1 million. The impact of interest rate agreements was to increase interest expense by $0.1 million and $0.3 million in 2002 and 2001, respectively, and decrease interest expense by $0.7 million in 2000. The Company does not enter into interest rate transactions for speculative purposes.

     FOREIGN CURRENCY FORWARD CONTRACTS: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

     The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (cash flow hedge) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2002, 2001 and 2000. At January 3, 2003 and December 28, 2001, the face amount of the foreign currency forward contracts outstanding was approximately $55.9 million and $28.1 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded an asset of $0.2 million and a liability of $0.1 million at January 3, 2003 and December 28, 2001, respectively.

     The Company previously purchased a foreign exchange forward contract to hedge the exposure related to a foreign currency denominated intercompany loan (cash flow hedge). The contract was revalued at current foreign exchange rates, with the changes in valuation initially recorded in Accumulated Other Comprehensive Income. The intercompany loan was settled during the first quarter of 2002. No net gain or loss has been recognized in the statements of operations. At December 28, 2001, the face amount of the foreign currency forward contract was approximately $45.9 million. At December 28, 2001, the amount by which the fair value exceeded the face amount of the foreign exchange contract was $8.5 million and was included in Other assets on the Consolidated Balance Sheet.

     FOREIGN CURRENCY TRANSLATION: The results of operations for foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjustments are recorded in a separate component of Stockholders' equity, Foreign currency translation. Gains and losses from foreign currency transactions are included in Other, net in the Consolidated Statements of Operations. The Company recognized $0.1 million, $5.3 million and $0.9 million in net foreign exchange losses in 2002, 2001 and 2000, respectively.

     REVENUE RECOGNITION: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which occurs upon shipment of products. Services, such as design and testing of product configurations for customers and contractual supply chain management are not billed separately and are included in the sales price of the product.

     In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop shipped to the customer. The Company takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title.

     ADVERTISING AND SALES PROMOTION: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $6.3 million, $10.9 million and $11.3 million in 2002, 2001 and 2000, respectively.

     SHIPPING AND HANDLING FEES AND COSTS: The Company incurred shipping and handling costs totaling $60.8 million, $76.5 million and $90.6 million for the years ended 2002, 2001 and 2000, respectively. These costs are included in Operating expenses in the Consolidated Statements of Operations.

     INCOME TAXES: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

     STOCK BASED COMPENSATION: In accordance with the Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised totaled $2.5 million, $5.3 million and $11.2 million in 2002, 2001 and 2000, respectively, and were credited to Capital surplus.

     The Company accounted for compensation expense under the intrinsic value method and applied the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for the stock option plans. The Black-Scholes option pricing model was developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. Had compensation costs for the plans been determined based on the fair value at the grant date using

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Black-Scholes option pricing model and amortized over the respective vesting period, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                              (IN MILLIONS, EXCEPT PER
                                                                    SHARE DATA)
Net income as reported......................................  $43.1    $30.3    $78.7
Deduct: Stock-based employee compensation expense, net......   (8.0)    (7.1)    (6.0)
                                                              -----    -----    -----
Basic pro forma net income..................................   35.1     23.2     72.7
Interest impact of assumed conversion of convertible
  notes.....................................................     --       --      4.3
                                                              -----    -----    -----
Diluted pro forma net income................................  $35.1    $23.2    $77.0
                                                              =====    =====    =====

Basic earnings per share:
  as reported...............................................  $1.17    $0.83    $2.15
  pro forma.................................................  $0.95    $0.63    $1.99

Diluted earnings per share:
  as reported...............................................  $1.13    $0.80    $2.03
  pro forma.................................................  $0.95    $0.62    $1.90

     The weighted average fair value of the Company's stock options (which was $14.74 per share in 2002, $14.92 per share in 2001 and $11.74 per share in 2000) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively: expected stock price volatility of 46%, 52% and 45%; expected dividend yield of zero each year; risk-free interest rate of 4.7%, 5.2% and 6.5%; and an average expected life of 8 years for 2002 and 7 years for 2001 and 2000.

     ACCOUNTS RECEIVABLE PROGRAM: On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were amended and restated in October 2002. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly owned unconsolidated subsidiary of the Company, on terms equivalent to those in an arms-length transaction. The investment is accounted for using the equity method. At January 3, 2003 and December 28, 2001, Anixter's investment in ARC was $43.5 million and $34.2 million, respectively. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC and consists of a series of 364-day facilities. ARC may in turn sell an interest in these receivables to a financial institution and borrow up to $225.0 million. Prior to the October 6, 2001 borrowing capacity reduction, ARC could borrow up to $275.0 million. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost. At January 3, 2003 and December 28, 2001, the outstanding balance of accounts receivable sold to ARC totaled $248.6 million and $296.0 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet. In order to fund the purchases of the accounts receivable from Anixter, ARC incurred long-term debt of $129.7 million and $143.7 million and has a subordinated note payable to Anixter of $69.6 million and $111.4 million at January 3, 2003 and December 28, 2001, respectively. Net charges associated with the accounts receivable securitization program of $2.7 million, $8.7 million and $3.8 million were recorded as Other expenses in the 2002, 2001 and 2000 Consolidated Statements of Operations, respectively. These costs primarily relate to the interest expense on the long-term debt incurred by ARC. Additionally, charges of $8.8 million relating to the discount on the initial sale of accounts receivable to ARC were recorded as Other expenses in the 2000 Consolidated Statement of Operations. The Company expects to substantially recover the charges on the initial sale during the course of the program. The net charges are detailed as follows:

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Loss on sales of receivables................................  $ 24.5   $ 40.3   $ 21.3
Gain on collection of receivables by ARC....................   (25.2)   (41.5)   (12.8)
Interest expense incurred by ARC............................     3.4      9.9      4.1
                                                                 2.7      8.7     12.6
                                                              ------   ------   ------
Less initial discount.......................................      --       --      8.8
                                                              ------   ------   ------
  Total.....................................................  $  2.7   $  8.7   $  3.8
                                                              ======   ======   ======

     Anixter had total billings to ARC of $1,544.2 million, $2,027.4 million and $986.1 million in 2002, 2001 and 2000, respectively. These billings were for the sale of receivables, servicing fees and interest costs calculated on the outstanding balance of the note receivable. These billings are not included in the consolidated sales results of the Company. Anixter received proceeds from ARC of $1,586.0 million, $2,042.1 million and $860.0 million in 2002, 2001 and 2000, respectively, as payment for Anixter billings.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No. 145 as required on January 4, 2003. As a result, any gain or loss from the extinguishment of debt will be recorded as other income or expense before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in the Consolidated Statements of Operations will be reclassified in accordance with this Statement. In 2002 and 2001, the Company had extraordinary losses on the early extinguishment of debt, net of tax, of $0.4 million and $3.3 million, respectively. Accordingly, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations, financial position or debt covenants. See Note 7 "Debt" herein for information regarding the Company's extinguishment of debt.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's results of operations, financial position or debt covenants.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's results of operations, financial position or debt covenants.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. INCOME (LOSS) PER SHARE

     The table below sets forth the computation of basic and diluted income
(loss) per share. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as of December 29, 2001, which requires that goodwill no longer be amortized (see Note 1 "Summary of Significant Accounting Policies"). For comparative purposes, earnings per share have been adjusted to exclude goodwill amortization reported in 2001 and 2000.

                                                               YEARS ENDED
                                                ------------------------------------------
                                                 JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                    2003           2001           2000
                                                ------------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER SHARE:
  Reported income before extraordinary loss...     $ 43.5         $ 33.6         $78.7
  Goodwill amortization.......................         --            9.0           8.4
                                                   ------         ------         -----
  Adjusted income before extraordinary loss...       43.5           42.6          87.1
  Extraordinary loss..........................       (0.4)          (3.3)           --
                                                   ------         ------         -----
  Adjusted net income.........................     $ 43.1         $ 39.3         $87.1
                                                   ======         ======         =====
  Weighted-average common shares
     outstanding..............................       37.0           36.5          36.6
  Reported income per share before
     extraordinary loss.......................     $ 1.18         $ 0.92         $2.15
  Goodwill amortization per share.............         --           0.24          0.23
  Adjusted income per share before
     extraordinary loss.......................     $ 1.18         $ 1.16         $2.38
  Extraordinary loss per share................     $(0.01)        $(0.09)        $  --
  Adjusted net income per share...............     $ 1.17         $ 1.08         $2.38

DILUTED INCOME (LOSS) PER SHARE:
  Reported income before extraordinary loss...     $ 43.5         $ 33.6         $78.7
  Goodwill amortization.......................         --            9.0           8.4
  Interest impact of assumed conversion of
     convertible notes........................         --             --           4.3
  Adjusted net income before extraordinary
     loss.....................................       43.5           42.6          91.4
  Extraordinary loss..........................       (0.4)          (3.3)           --
                                                   ------         ------         -----
  Adjusted net income.........................     $ 43.1         $ 39.3         $91.4
                                                   ======         ======         =====
  Weighted-average common shares
     outstanding..............................       37.0           36.5          36.6
  Effect of dilutive securities:
  Stock options and warrants..................        1.0            1.3           4.3
                                                   ------         ------         -----
  Weighted-average common shares
     outstanding..............................       38.0           37.8          40.9
                                                   ======         ======         =====
  Reported income per share before
     extraordinary loss.......................     $ 1.14         $ 0.89         $2.03
  Goodwill amortization per share.............     $   --                        $0.24
  Adjusted income per share before
     extraordinary loss.......................     $ 1.14         $ 1.13         $2.23
  Extraordinary loss per share................     $(0.01)        $(0.09)        $  --
  Adjusted net income per share...............     $ 1.13         $ 1.04         $2.23

     In 2002 and 2001, the Company excluded 3.1 million and 5.9 million, respectively, of common stock equivalents, primarily relating to the 7% zero-coupon convertible notes ("Convertible Notes"), from its calculation of diluted income (loss) per share because the effect would have been antidilutive. Because the Convertible Notes were antidilutive, the related $7.3 million and $9.0 million for 2002 and 2001, respectively, of net interest expense was not excluded from the determination of income in the calculation of diluted income

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(loss) per share. Potentially dilutive securities that were excluded from the calculation of diluted income per share were insignificant in 2000.

NOTE 3. ACQUISITION AND DIVESTITURE OF BUSINESSES

ACQUISITION OF PENTACON, INC.

     On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company believes Pentacon's business model and position as a value-added distributor are perfect compliments to our current Industrial Wire and Cable - Original Equipment Manufacturer market focus. The Company paid a total of $108.5 million for tangible assets with a fair value of approximately $81.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $14.1 million. The Company agreed to hire the existing Pentacon employees and assume the lease obligations for certain of its operating facilities. The acquired assets will be used in substantially the same manner in which they were utilized by Pentacon. The Company has incurred approximately $2.9 million of transaction-related costs that have been capitalized as part of the acquisition. In addition, the Company agreed to pay $1.2 million in retention bonuses, $1.0 million of which was expensed in the fourth quarter of 2002 and $0.1 million will be expensed in each year of 2003 and 2004. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Included in the results of the Company for 2002 are $51.5 million of sales and $0.5 million of operating profit related to Pentacon. Pentacon had sales of $205.3 million in 2002.

     The chairman of the Company, Samuel Zell, was an indirect beneficial owner of 24.5% of Pentacon's senior subordinated notes.

Pro Forma Information

     The following unaudited consolidated pro forma information reflects the results of the Company's operations for the years ended January 3, 2003 and December 28, 2001, as if the Pentacon acquisition had occurred on December 30, 2000. The pro forma results are not necessarily indicative of the actual results that would have occurred had the purchase been made at the beginning of the period presented, nor do they purport to indicate the results of the future operations of the Company.

                                                        JANUARY 3,      DECEMBER 29,
                                                           2003            2001*
                                                      --------------   --------------
                                                      (IN MILLIONS, EXCEPT PER SHARE
                                                                 AMOUNTS)
Net sales...........................................     $2,673.9         $3,403.6
Income before extraordinary item....................     $   46.3         $   17.6
Net income..........................................     $   45.9         $   14.3
Diluted income per share before extraordinary
  item..............................................     $   1.22         $   0.47
Diluted net income per share........................     $   1.21         $   0.38

    *Restructuring and other charges: In 2001, Pentacon initiated a plan to restructure its current business operations and conducted an assessment of its business in the aerospace and telecommunication industries in view of the impact of the September 11, 2001 events in

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

New York and Washington, D.C., as well as the financial difficulties in the telecommunications industry. As a result, Pentacon recorded restructuring and other charges of $54.6 million. Included in cost of sales are charges totaling $39.1 million for the write-off of inventory. Of that total, $33.5 million related to non-cash write-offs of excess aerospace and telecommunications inventory based on a review of the anticipated future demand for the inventory resulting from decreased usage levels. The remaining $5.6 million represented a non-cash charge resulting from offering $9.8 million of slower moving inventory at substantially reduced prices in order to take advantage of the cash flows and tax benefits. The remaining $15.5 million of restructuring and other charges resulted from the write-down of deferred tax assets, termination benefit costs, the closing of five distribution facilities, professional fees and write-off of debt issuance costs.

     The pro forma adjustments (before income taxes and extraordinary item) that were made as if the purchase had occurred at the beginning of the earliest period presented are as follows:

                                                               JANUARY 3,    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Rental expense..............................................     $ 0.7          $ 1.2
Legal and professional fees.................................       4.5            1.0
Depreciation expense........................................       0.9            1.2
Amortization of intangibles.................................      (1.2)           1.9
Interest expense, net.......................................       4.9           12.8
                                                                 -----          -----
Income before taxes and extraordinary item..................     $ 9.8          $18.1
                                                                 =====          =====

     The pro forma adjustments included in each of the periods presented above relate to: 1) rental expense for leased facilities that were not acquired, 2) legal and professional fees that were directly related to the bankruptcy proceedings of Pentacon, 3) depreciation expense savings due to the net write-down of acquired fixed assets to their fair market value, 4) the exclusion of the 2001 goodwill amortization expense incurred by Pentacon, partially offset by purchase accounting adjustments for the amortization of $13.8 million of other intangibles with finite lives, and 5) the exclusion of the total interest expense incurred by Pentacon, partially offset by the interest expense that would have been incurred by Anixter resulting from $110.4 million of borrowings used to fund the acquisition at an annualized interest rate of 4.75% over the respective period.

Allocation of Purchase Price

     Assets and liabilities have been recorded at estimated fair value based on the following allocation of purchase price. During the fourth quarter of 2002, the Company completed a third party valuation of Pentacon and identified certain intangible assets. Intangible assets with finite lives (customer relationships) totaling $13.8 million will be amortized over their useful lives of 8 to 10 years, while an intangible asset with an indefinite life (trade name) of $1.8 million will not be amortized. In addition, the Company recorded $14.1 million of goodwill, which has been reported under the North America business segment and will not be amortized. The total amount of goodwill recorded is expected to be deductible for income tax purposes.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Purchase price.............................................   $108.5
Other transaction-related costs............................      2.9
                                                              ------
  Total investment.........................................    111.4
Cash.......................................................      1.0
Accounts receivable........................................     27.3
Inventories................................................     69.0
Other current assets.......................................      5.5
Fixed assets...............................................      8.0
Other assets, net..........................................      0.2
Intangible assets..........................................     15.6
Accounts payable...........................................    (25.0)
Accrued expenses...........................................     (4.3)
                                                              ------
  Net assets acquired......................................     97.3
                                                              ------
  Goodwill.................................................   $ 14.1
                                                              ======

OTHER ACQUISITION AND DIVESTITURE

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

NOTE 4. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adverse impact on the Company's ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JANUARY 3,    DECEMBER 29,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Assets:
     Current assets.........................................    $  813.4       $  827.1
     Property, net..........................................        59.1           55.0
     Goodwill and other intangibles.........................       263.2          231.6
     Other assets...........................................        88.5           83.1
                                                                --------       --------
                                                                $1,224.2       $1,196.8
                                                                ========       ========
Liabilities and Stockholders' Equity:
     Current liabilities....................................    $  347.3       $  352.9
     Subordinated notes payable to parent...................       210.2          244.8
     Long-term debt.........................................        71.1           19.3
     Other liabilities......................................        46.2           41.5
     Stockholders' equity...................................       549.4          538.3
                                                                --------       --------
                                                                $1,224.2       $1,196.8
                                                                ========       ========

                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED
                                      ---------------------------------------------------------
                                         JANUARY, 3         DECEMBER 28,        DECEMBER 29,
                                            2003                2001                2000
                                      -----------------   -----------------   -----------------
                                                            (IN MILLIONS)
Net sales...........................      $2,520.1            $3,144.2            $3,514.4
Operating income....................      $   88.5            $  103.5            $  191.6
Income from continuing operations
  before income taxes and
  extraordinary loss................      $   71.1            $   58.7            $  135.1
Income from continuing operations
  before extraordinary loss.........      $   35.7            $   34.2            $   76.3
Extraordinary loss..................      $   (0.3)           $   (3.3)           $     --
Discontinued operations gain
  (loss)............................      $    0.3            $     --            $   (0.6)
Net income..........................      $   35.7            $   30.9            $   75.7

NOTE 5. RESTRUCTURING COSTS

     Due to increased general economic softness and deteriorating market conditions in the communications products market, during the third quarter of 2001 the Board of Directors approved the restructuring plan (as outlined below) and the Company incurred restructuring and other charges of $31.7 million. The Company's remaining liability at January 3, 2003 was $6.9 million, $4.2 million of which was classified as short-term. As

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of September 27, 2002, the Company had implemented all of the restructuring initiatives. Activity related to the accrued costs during 2002 is identified below:

                                            STAFF        FACILITY       KOREA
                                          REDUCTIONS   RESTRUCTURING   CLOSURE   OTHER   TOTAL
                                          ----------   -------------   -------   -----   -----
                                                              (IN MILLIONS)
Balance at December 28, 2001...........      $ 4.3        $ 11.0        $ 1.6    $ 0.8   $ 17.7
Accrual adjustments....................        0.4           1.0         (0.4)    (0.7)     0.3
Cash payments..........................       (4.5)         (6.3)          --     (0.3)   (11.1)
Reclassification.......................         --          (0.5)          --      0.5       --
Foreign exchange.......................         --          (0.2)         0.2       --       --
                                             -----        ------        -----    -----   ------
Balance at January 3, 2003.............      $ 0.2        $  5.0        $ 1.4    $ 0.3   $  6.9
                                             =====        ======        =====    =====   ======

     Staff Reductions -- In 2001, the Company recorded a restructuring charge of $9.8 million relating to severance and outplacement costs. The Company implemented a plan to reduce approximately 700 employees across all business functions and geographical areas. The headcount reductions occurred in the following functional areas - administrative 100, sales and marketing 350 and operations 250. These reductions approximated 13% of the total workforce prior to the announcement. Most of the staff reductions occurred during the last half of 2001. During the 53 weeks ended January 3, 2003, the Company paid $4.5 million in severance and outplacement benefits. As of September 27, 2002, the Company had completed all staff reductions associated with this initiative. During the second quarter of 2002, Europe recorded an additional charge of $0.4 million for severance associated with headcount reductions. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reversal of excess accruals in North America and Asia Pacific.

     Facility Restructuring -- In 2001, the Company recorded a restructuring charge of $13.9 million to cover the costs of vacating 900,000 square feet of space in approximately 35 warehouses and sales locations that were primarily located in North America. The reduction in square feet represented approximately 18% of the total square footage the Company occupied prior to the restructuring initiative. The major components of the charge included the following items - $19.1 million for the gross value of committed future lease payments and related costs and $2.0 million for impaired asset write-offs. These charges were partially offset by management's estimate of realizing sublet income totaling $7.2 million. The sublet income was estimated based on a review of each facility with a local real estate broker to determine the potential for subletting each of the properties and the expected rental income per square foot. During the 53 weeks ended January 3, 2003, the Company paid $6.3 million associated with the facility restructuring. As of September 27, 2002, the Company had vacated all of the space. In lieu of subletting some of these leased facilities, the company paid additional penalties to be released from its future lease obligations. Therefore, the sublet income is currently estimated to be $3.2 million, $2.4 million of which has been committed. During 2002, the Company received $0.1 million of sublet income. The remaining accrued expense of $5.0 million for the facility restructuring is reasonable based on the Company's current estimates. During the second quarter of 2002, Europe recorded an additional charge for the facility consolidation in the Company's UK operation of $1.0 million. The Company's consolidated results of operations were not impacted by this charge, as it was offset by the reduction of excess accruals in North America and Asia Pacific. The Company has classified $2.7 million of the net lease obligations due to the consolidation of facilities as long-term and estimates that it will be paid over the respective lease terms through the year 2008.

     Korea -- In 2001, the Company decided to exit the Korean market and, as a result, recorded restructuring and other charges of $6.2 million. The major portions of the charge included reserving for the net remaining accounts receivable balance of $3.1 million, legal proceedings brought against Anixter Korea of $2.1 million and other closure costs of $1.0 million. Exiting the Korean market had no material impact on the Company's consolidated revenue as Korean sales accounted for less than 0.2% of the Company's total sales.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The remaining accrued expense of $1.4 million is needed to cover the legal proceedings against Anixter Korea. There was no cash paid out in 2002.

     Other Items -- In 2001, the Company expensed purchased software that it decided not to implement due to the general economic downturn and provided for legal costs associated with the restructuring. The total charge for these items was $1.8 million. The remaining accrual balance of $0.3 million is needed for legal costs associated with the restructuring.

NOTE 6. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                               JANUARY 3,    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Salaries and fringe benefits................................     $39.4          $37.5
Discontinued operations.....................................       9.3           11.9
Taxes.......................................................       6.5            5.5
Selling and promotion.......................................       4.4            4.5
Freight.....................................................       3.5            4.1
Other.......................................................      20.4           22.7
                                                                 -----          -----
          Total accrued expenses............................     $83.5          $86.2
                                                                 =====          =====

NOTE 7. DEBT

     Debt is summarized below:

                                                               JANUARY 3,    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
7% Zero-coupon convertible notes............................     $124.0         $221.8
Bank revolving lines of credit..............................       62.2            0.5
8% Senior notes.............................................        8.0           18.6
Other.......................................................        0.9            0.2
                                                                 ------         ------
Total debt..................................................     $195.1         $241.1
                                                                 ======         ======

     On June 28, 2000, the Company issued $792.0 million of Convertible Notes due 2020 and subsequently repurchased $378.7 million of this issue in 2002. The discount associated with the issuance is being amortized through June 28, 2020 using the effective interest rate method. Gross issuance costs totaling $3.7 million, after $2.8 million of write-offs due to note repurchases, are being amortized through June 28, 2020 using the straight-line method.

     Holders of the Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into
7.4603 shares of the Company's common stock for which the Company has reserved
3.1 million shares. Additionally, holders may require the Company to purchase, at book value, all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note; on June 28, 2010, at a price of $502.57 per Convertible Note; and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 6, 2000, Anixter entered into a new financing arrangement to replace the existing $550.0 million revolving credit agreement set to mature in 2001. The new agreement consisted of a $500.0 million, senior unsecured, revolving credit line which includes a $390.0 million agreement, due 2005, plus a $110.0 million, 364-day agreement that was cancelled in the second quarter of 2001. Anixter has various other revolving bank lines of credit worldwide that provide for up to $17.5 million of additional borrowings, none of which are domestic. These international lines of credit reduce or mature at various dates in 2003 through 2004. Floating and fixed interest rate options, based on the prime or LIBOR rate, are available under these facilities.

     At January 3, 2003, $62.2 million was borrowed and $345.3 million was available under the bank revolving lines of credit at Anixter, $10.8 million of which was available to pay the Company for intercompany liabilities. The weighted average interest rate on debt, excluding the fixed rate notes, at January 3, 2003 and December 28, 2001, was 3.0% and 5.0%, respectively. Facility fees of 0.25% payable on the 5 year agreement and 0.23% payable on the 364-day agreement totaled $1.0 million and $1.1 million in 2002 and 2001, respectively, and were included in Interest expense in the Consolidated Statements of Operations. Facility fees for 2000 were insignificant. Interest paid in 2002, 2001 and 2000 was $5.0 million, $18.2 million and $39.1 million, respectively.

     In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003 and has subsequently repurchased $92.0 million. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company.

     During the years ended January 3, 2003 and December 28, 2001, the Company repurchased a portion of its Convertible Notes and its 8% senior notes and subsequently wrote-off debt issuance costs associated with the Convertible Notes and the cancellation of the $110.0 million 364-day revolving credit agreement. The following table reflects the repurchase activity:

                                                                   YEARS ENDED
                                                       -----------------------------------
                                                       JANUARY 3, 2003   DECEMBER 28, 2001
                                                       ---------------   -----------------
                                                        BOOK              BOOK
                                                       VALUE     COST     VALUE     COST
                                                       ------   ------   -------   -------
                                                                  (IN MILLIONS)
8% Senior notes......................................  $ 10.7   $ 11.1   $ 81.3    $ 86.5
7% Zero-coupon convertible notes.....................  $109.7   $107.2   $   --    $   --
Debt issuance costs written-off......................  $  2.8   $   --   $  0.3    $   --

     Accordingly, for the year ended January 3, 2003, the Company recorded an extraordinary loss on the early extinguishment of debt in its Consolidated Statement of Operations of $0.7 million ($0.4 million, net of tax). For the year ended December 28, 2001, the Company recorded an extraordinary loss on the early extinguishment of debt of $5.5 million ($3.3 million, net of tax).

     Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of subsidiaries were approximately $516.2 million and $415.8 million at January 3, 2003 and December 28, 2001, respectively.

     Aggregate annual maturities of debt at January 3, 2003, were as follows:
2003-$8.9 million; 2004-$2.7 million; 2005-$59.5 million; 2006-none; 2007-none and $124.0 million thereafter. The amount due in 2003 was classified as long-term due to the Company's ability and intent to refinance through its long-term facilities.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The estimated fair value of the Company's debt at January 3, 2003 and December 28, 2001 was $201.3 million and $245.9 million, respectively, based on public quotations and current market rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     Substantially all of the Company's office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases and expire at various dates through 2018. Most operating leases entered into by the Company contain renewal options. Minimum lease commitments under operating leases at January 3, 2003 are as follows:
2003 -- $35.8 million; 2004 -- $26.4 million; 2005 -- $17.7 million;
2006 -- $10.5 million; 2007 -- $7.4 million; beyond 2007 -- $18.8 million. Total rental expense was $50.5 million, $57.8 million and $52.3 million in 2002, 2001 and 2000, respectively. Aggregate future minimum rentals to be received under noncancelable subleases at January 3, 2003 was $2.4 million.

     In 2002, the Company entered into a contract for construction of its new corporate headquarters. The contract is paid on a percentage-of-completion basis. As of January 3, 2003, the contract has a remaining obligation of approximately $18.0 million, due in the first half of 2003.

     From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company's management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

NOTE 9. INCOME TAXES

     The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 3, 2003, the Company had no net operating loss ("NOL") or investment tax credit carryforwards for U.S. federal income tax purposes.

     At January 3, 2003, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $144.7 million, which are subject to various provisions of each respective country. Approximately $52.3 million of this amount expires between 2003 and 2012 and $92.4 million of the amount has an indefinite life.

     Of the $144.7 million NOL carryforwards of foreign subsidiaries mentioned above, $68.6 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 3, 2003 were approximately $76.1 million, which are subject to various provisions of each respective country. Approximately $43.5 million of this amount expires between 2003 and 2012 and $32.6 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

     Domestic income before income taxes and extraordinary loss was $63.5 million, $55.5 million and $110.1 million for 2002, 2001 and 2000, respectively. Foreign income before income taxes was $9.0 million, $2.7 million and $24.5 million for 2002, 2001 and 2000, respectively.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $67.1 million at January 3, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. According to the

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's computations as of January 3, 2003, unrecognized foreign tax credit carryforwards would be available to fully offset the U.S. regular corporate income tax liability that would arise upon such a distribution. Additionally, with respect to the countries that have undistributed earnings as of January 3, 2003, according to the foreign laws and treaties in place at that time, withholding taxes of approximately $1.6 million would be payable upon the remittance of all earnings at January 3, 2003.

     The Company paid income taxes in 2002, 2001 and 2000 of $26.1 million, $33.7 million and $46.8 million, respectively.

     Significant components of the Company's deferred tax assets and (liabilities) were as follows:

                                                               JANUARY 3,    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Gross deferred tax liabilities..............................     $ (8.8)        $(17.4)
Foreign NOL carryforwards...................................       24.1           29.6
Deferred compensation.......................................       18.0           14.7
Inventory reserves..........................................       12.6           17.2
Allowance for doubtful accounts.............................        6.3            3.0
Other.......................................................        9.8           10.5
                                                                 ------         ------
  Gross deferred tax assets.................................       70.8           75.0
Valuation allowance.........................................      (23.8)         (24.5)
                                                                 ------         ------
  Net deferred tax assets...................................     $ 38.2         $ 33.1
                                                                 ======         ======
Net current deferred tax assets.............................     $ 26.5         $ 32.0
Net non-current deferred tax assets.........................       11.7            1.1
                                                                 ------         ------
  Net deferred tax assets...................................     $ 38.2         $ 33.1
                                                                 ======         ======

     Income tax expense (benefit) was comprised of:

                                                               YEARS ENDED
                                                ------------------------------------------
                                                 JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                    2003           2001           2000
                                                ------------   ------------   ------------
                                                              (IN MILLIONS)
Current:
Foreign.......................................     $  9.7         $ 10.1         $ 11.8
State.........................................        1.9            3.3            8.1
Federal.......................................       15.7           25.1           36.7
                                                   ------         ------         ------
                                                     27.3           38.5
Deferred:
Foreign.......................................        4.3           (0.7)          (0.7)
State.........................................        0.2           (2.3)          (2.4)
Federal.......................................      ( 2.8)         (10.9)           2.4
                                                   ------         ------         ------
                                                      1.7          (13.9)
                                                   ------         ------         ------
Income tax expense............................     $ 29.0         $ 24.6         $ 55.9
                                                   ======         ======         ======

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

                                                               YEARS ENDED
                                                ------------------------------------------
                                                 JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                    2003           2001           2000
                                                ------------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Statutory tax expense.........................     $ 25.4         $20.4          $47.1
Increase (reduction) in taxes resulting from:
Losses on foreign operations..................        6.5           0.9            2.3
State income taxes............................        1.4           0.5            3.7
Amortization of goodwill......................         --           2.6            2.5
Other, net....................................       (4.3)          0.2            0.3
                                                   ------         -----          -----
Income tax expense............................     $ 29.0         $24.6          $55.9
                                                   ======         =====          =====

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

     The majority of the Company's various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans as required by the Employee Retirement Income Security Act and the Internal Revenue Service. Plan assets consisted primarily of equity securities and mutual fund investments. In 2000, the Company incurred a $3.2 million loss on settlement of a supplemental employee retirement plan.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Change in projected benefit obligation:
  Beginning balance.........................................  $ 121.2   $ 107.4
  Service cost..............................................      7.1       7.0
  Interest cost.............................................      8.3       7.6
Amendments..................................................     (0.1)      0.7
  Actuarial loss (gain).....................................      2.6       3.2
  Benefits paid.............................................     (3.5)     (3.4)
Foreign currency exchange rate changes......................      3.6      (1.3)
                                                              -------   -------
  Ending balance............................................  $ 139.2   $ 121.2
                                                              =======   =======
Change in plan assets at fair value:
  Beginning balance.........................................  $  95.3   $  99.8
  Actual return on plan assets..............................    (10.7)     (2.7)
  Company contributions.....................................      2.3       2.7
  Benefits paid.............................................     (3.5)     (3.4)
  Foreign currency exchange rate changes....................      2.5      (1.1)
                                                              -------   -------
  Ending balance............................................  $  85.9   $  95.3
                                                              =======   =======
Reconciliation of funded status:
  Projected benefit obligation..............................  $(139.2)  $(121.2)
  Plan assets at fair value.................................     85.9      95.3
                                                              -------   -------
  Funded status.............................................    (53.3)    (25.9)
  Unrecognized net actuarial loss (gain)....................     24.0       2.2
  Unrecognized prior service cost...........................      2.2       2.4
  Unrecognized transition obligation........................       --      (0.2)
                                                              -------   -------
  Accrued benefit cost......................................  $ (27.1)  $ (21.5)
                                                              =======   =======
Weighted average assumptions:
  Discount rate.............................................     6.45%     6.81%
  Expected return on plan assets............................     8.43%     8.53%
  Salary growth rate........................................     4.82%     4.96%

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               PENSION BENEFITS
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Components of net periodic cost:
  Service cost..........................................  $   7.1   $   7.0   $   6.2
  Interest cost.........................................      8.3       7.6       6.9
  Expected return on plan assets........................     (8.2)     (8.4)     (8.4)
  Net amortization......................................     (0.1)     (0.4)     (0.7)
                                                          -------   -------   -------
  Periodic benefit cost prior to
     settlement/curtailment.............................      7.1       5.8       4.0
  Net settlement/curtailment loss.......................       --        --       3.0
                                                          -------   -------   -------
  Net periodic cost.....................................  $   7.1   $   5.8   $   7.0
                                                          =======   =======   =======

     The Company has six plans in 2002 and four plans in 2001 where the accumulated benefit obligation is in excess of the fair value of plan assets. The accumulated benefit obligation was $94.8 million and $4.2 million and the fair values of the plans' assets were $74.5 million and $0.2 million in 2002 and 2001, respectively.

     In 2002, the Company was required to record a minimum pension liability of $0.8 million relating to the primary domestic plan. A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. There was no income statement impact as the offset to the minimum pension liability adjustment was accumulated other comprehensive income.

     The Company has several savings plans. The Company's contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.6 million in 2002, $1.6 million in 2001 and $1.5 million in 2000. The Company's liability for post-retirement benefits other than pensions is not material.

     A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued quarterly on the deferred compensation balances based on the average 10-year treasury note rate for the previous three months times 1.4 and adjusted if certain goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 3, 2003 and December 28, 2001, the long-term deferred compensation liability was $15.1 million and $13.6 million, respectively.

     Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To fund additional liabilities, fixed general account "increasing whole life" insurance policies were purchased on the lives of certain participants in both the deferred compensation plan and an executive excess defined benefit plan. The Company pays level annual premiums on the above policies that are owned by the Company. Policy proceeds are payable to the Company upon the insured participant's death. At January 3, 2003 and December 28, 2001, the cash surrender value of $18.5 million and $19.1 million, respectively, was recorded under this program and reflected in Other assets on the Consolidated Balance Sheets.

NOTE 11. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

     The Company has the authority to issue 15 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2002 or 2001.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock Options and Stock Grants

     At January 3, 2003, the Company had reserved a total of 4.4 million shares for future issuance, 3.1 million of which was reserved for the holders of the Convertible Notes as discussed in Note 7 "Debt" herein. Additionally, the Company had stock incentive plans that reserve 1.3 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at or higher than the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. The director options fully vest in one year. All options expire ten years after the date of grant.

     In 2002, the Company issued 4,000 shares of restricted stock with a weighted-average grant date fair value of $21.49 per share. In 2001, the Company granted 31,340 shares of restricted stock and granted 161,039 executive stock units, both with a weighted-average grant date fair value of $18.81 per share. During 2000, the first year that restricted stock was granted, the Company issued 281,173 shares of restricted stock, of which 94,637 shares had a weighted-average grant date fair value of $27.25 per share and 186,536 shares had a weighted-average grant date fair value of $20.44 per share. Restricted stock and executive stock units fully vest after four years from the date of grant. Compensation expense associated with the restricted stock grants and executive stock units was $2.8 million, $3.6 million and $1.7 million in 2002, 2001 and 2000, respectively.

     The following table summarizes the 2002, 2001 and 2000 activity under the employee and director option plans:

                                                                    WEIGHTED              WEIGHTED
                                                                    AVERAGE               AVERAGE
                                                         EMPLOYEE   EXERCISE   DIRECTOR   EXERCISE
                                                         OPTIONS     PRICE     OPTIONS     PRICE
                                                         --------   --------   --------   --------
                                                                  (OPTIONS IN THOUSANDS)
Balance at December 31, 1999...........................   5,183.6    $15.92      360.0     $14.57
Granted................................................   1,127.5     20.59         --         --
Exercised..............................................  (2,003.0)    16.14     (100.0)     11.30
Canceled...............................................    (147.1)    16.91         --         --
                                                         --------    ------     ------     ------

Balance at December 29, 2000...........................   4,161.0     17.06      260.0      15.83
Granted................................................   1,190.0     25.24         --         --
Exercised..............................................  (1,128.1)    16.91      (40.0)     17.24
Canceled...............................................    (138.3)    20.17         --         --

Balance at December 28, 2001...........................   4,084.6     19.37      220.0      15.57
Granted................................................   1,216.5     25.86         --         --
                                                         --------    ------     ------     ------
Exercised..............................................    (407.7)    15.46      (60.0)      8.42
Canceled...............................................     (55.9)    22.65         --         --
Balance at January 3, 2003.............................   4,837.5    $21.30      160.0     $18.26

Options exercisable at year-end:
2000...................................................   2,031.3    $16.75      260.0     $15.83
2001...................................................   1,649.0    $16.72      220.0     $15.57
2002...................................................   2,184.9    $18.49      160.0     $18.26

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information relating to options outstanding and exercisable at January 3, 2003, using various ranges of exercise prices:

EMPLOYEE OPTIONS

                                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   ----------------------------------   ----------------------
                                                 WEIGHTED   WEIGHTED                  WEIGHTED
                                                 AVERAGE     AVERAGE                  AVERAGE
RANGE OF                                         EXERCISE   REMAINING                 EXERCISE
EXERCISE PRICES                    OUTSTANDING    PRICE       YEARS     EXERCISABLE    PRICE
---------------                    -----------   --------   ---------   -----------   --------
                                                     (OPTIONS IN THOUSANDS)
$12.69-$15.75....................      874.3      $13.73       6.0          680.1      $14.02
$17.44-$24.33....................    1,755.5      $19.44       6.6        1,237.9      $18.90
$25.20-$32.00....................    2,207.7      $25.77       9.5          266.9      $27.97

DIRECTOR OPTIONS

                                                                      WEIGHTED   WEIGHTED
                                                                      AVERAGE     AVERAGE
RANGE OF                                              OUTSTANDING &   EXERCISE   REMAINING
EXERCISE PRICES                                        EXERCISABLE     PRICE       YEARS
---------------                                       -------------   --------   ---------
                                                             (OPTIONS IN THOUSANDS)
$15.00-$16.65.......................................       80.0        $15.82       1.5
$20.69..............................................       80.0        $20.69       3.0

     In addition, the Company has an Employee Stock Purchase Plan ("ESPP") covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company's ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2002, or at the end of the ESPP year, June 30, 2003. Under the ESPP, the Company sold 81,900 shares, 110,128 shares and 114,100 shares to employees in 2002, 2001 and 2000, respectively.

 Stock Option Plans of Anixter

     In 1995 and prior years, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options were granted with exercise prices at the fair market value of the common stock on the date of grant. These options vest over four years and terminate seven to ten years from the date of grant. At January 3, 2003, the Company owned 99.97% of the approximately 30.6 million shares of outstanding Anixter common stock.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the 2002, 2001 and 2000 option activity:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                                               OPTIONS        PRICE
                                                               --------     ---------
                                                               (OPTIONS IN THOUSANDS)
Balance at December 31, 1999................................     369.5       $12.08
Exercised...................................................    (323.7)       11.92
Canceled....................................................      (0.5)       14.50
                                                                ------       ------

Balance at December 29, 2000................................      45.3        13.23
Exercised...................................................     (27.3)       12.40
Canceled....................................................        --           --
                                                                ------       ------

Balance at December 28, 2001................................      18.0        14.50
Exercised...................................................     (18.0)       14.50
Canceled....................................................        --           --
                                                                ------       ------

Balance at January 3, 2003..................................        --           --
                                                                ======       ======
Options exercisable at year-end:
  2000......................................................      45.3       $13.23
  2001......................................................      18.0       $14.50

Stock Units

     The Company adopted a Director Stock Unit Plan ("DSUP") to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at the pre-arranged time selected by each director. Stock units were granted to nine directors in 2002 and eight directors in 2001, having an aggregate value at grant date of $540,000 and $480,000, respectively.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the 2002, 2001 and 2000 activity under the
DSUP:

                                                                    DSUP
                                                                STOCK UNITS
                                                               --------------
                                                               (IN THOUSANDS)
Balance at December 31, 1999................................       107.8
Granted.....................................................       107.8
Converted...................................................        20.4

Balance at December 29, 2000
Granted.....................................................        97.0
Converted...................................................        18.4
Canceled....................................................        (0.6)

Balance at December 28, 2001
Granted.....................................................        83.0
Converted...................................................        24.8
Converted...................................................        (6.6)
                                                                   -----

Balance at January 3, 2003..................................       101.2
                                                                   =====

NOTE 12. BUSINESS SEGMENTS

     The Company is engaged in the distribution of communications and specialty wire and cable products and fasteners and small parts from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Asia Pacific and Latin America as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 2001, the Company reported sales in all segments to a single customer that represented 10.3% of total net sales. No other customer accounted for 10% or more of sales in 2002, 2001 or 2000. Export sales were insignificant. Segment information for 2002, 2001 and 2000 was as follows:

                                                              WORLDWIDE OPERATIONS
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net sales United States................................  $1,771.6   $2,179.5   $2,453.9
Canada.................................................     224.6      254.0      285.4
                                                         --------   --------   --------
  North America........................................   1,996.2    2,433.5    2,739.3
  Europe...............................................     344.9      502.1      587.1
  Asia Pacific and Latin America.......................     179.0      208.6      188.0
                                                         --------   --------   --------
                                                         $2,520.1   $3,144.2   $3,514.4

Operating income (loss)*
  United States........................................  $   72.1   $   79.4   $  144.6
  Canada...............................................      11.6       10.3       19.6
  North America........................................      83.7       89.7      164.2
  Europe...............................................       5.3       21.2       24.6
  Asia Pacific and Latin America.......................      (1.3)      (8.9)       1.0
                                                         --------   --------   --------
                                                         $   87.7   $  102.0   $  189.8

Depreciation
  United States........................................  $   15.2   $   14.3   $   12.1
  Canada...............................................       0.9        0.9        0.8
                                                         --------   --------   --------
  North America........................................      16.1       15.2       12.9
  Europe...............................................    1.82.2        2.9
  Asia Pacific and Latin America.......................       1.2        1.3        1.3
                                                         --------   --------   --------
                                                         $   19.1   $   18.7   $   17.1

Amortization
  United States........................................  $    4.4   $   12.7       11.5
  Canada...............................................        --        0.4        0.4
  North America........................................       4.4       13.1        0.3
  Europe...............................................       4.4       13.1       11.9
  Asia Pacific and Latin America.......................        --        0.3        0.3
                                                         $    4.4   $   13.7   $   12.5
                                                         ========   ========   ========

Total assets
  United States........................................  $  842.7   $  770.2   $1,028.0
  Canada...............................................      96.8      105.2      147.5
  North America........................................     939.5      875.4    1,175.5
  Europe...............................................     171.2      197.9      375.6
  Asia Pacific and Latin America.......................     115.3      125.5      134.9
                                                         --------   --------   --------
                                                         $1,226.0   $1,198.8   $1,686.0
                                                         ========   ========   ========

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              WORLDWIDE OPERATIONS
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Tangible long-lived assets
  United States........................................  $  126.1   $  119.2   $   89.8
  Canada...............................................       1.9        2.7        3.7
                                                         --------   --------   --------
  North America                                             128.0      121.9       93.5
  Europe                                                      3.5        4.7        5.2
  Asia Pacific and Latin America.......................       3.1        3.3        4.2
                                                         --------   --------   --------
                                                         $  134.6   $  129.9   $  102.9
                                                         ========   ========   ========

Capital expenditures
  United States........................................  $   15.2   $   17.8   $   18.4
  Canada...............................................       0.1        1.4        0.9
                                                         --------   --------   --------
  North America........................................      15.3       19.2       19.3
  Europe...............................................       0.7        2.0        1.4
  Asia Pacific and Latin America.......................       0.9        0.8        1.9
                                                         --------   --------   --------
                                                         $   16.9       22.0   $   22.6
                                                         ========   ========   ========

    *The year ended December 28, 2001 includes restructuring costs and other charges for the United States, Canada, Europe and Asia Pacific and Latin America of $20.7 million, $2.4 million, $2.3 million and $6.3 million, respectively. The years ended December 28, 2001 and December 29, 2000 include goodwill amortization for the United States and Canada of $8.0 million and $0.4 million and $7.4 million and $0.4 million, respectively. In addition, Europe and Asia Pacific and Latin America include goodwill amortization of $0.3 million each for both years.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 3, 2003 and December 28, 2001. The Company has never paid cash dividends on its common stock and has not adopted a plan to pay cash dividends in the foreseeable future.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JANUARY 3, 2003
Net sales..............................................  $ 614.7    $ 617.3    $ 626.3    $ 661.8
Cost of sales..........................................   (472.9)    (469.6)    (476.4)    (495.8)
Operating income.......................................     20.5       22.5       23.1       21.6
Income before income taxes and extraordinary (loss)
  gain.................................................     15.8       21.3       18.0       17.4
Income before extraordinary (loss) gain................      9.5       12.8       10.8       10.4
Extraordinary (loss) gain on early extinguishment of
  debt, net of tax.....................................     (0.6)      (0.4)       0.8       (0.2)
Net income.............................................      8.9       12.4       11.6       10.2
Basic income (loss) per share:
  Income before extraordinary (loss) gain..............  0.26...       0.35       0.29       0.28
  Extraordinary (loss) gain............................    (0.02)     (0.01)      0.02      (0.01)
Net income.............................................     0.24       0.34       0.31       0.27
Diluted income (loss) per share:
  Income before extraordinary (loss) gain..............     0.25       0.33       0.28       0.27
  Extraordinary (loss) gain............................    (0.02)     (0.01)      0.02      (0.01)
  Net income...........................................     0.23       0.33       0.30        .27
Composite stock price range:
  High.................................................    30.68      31.25      24.65        .24
  Low..................................................    25.87      22.03      20.39      18.95
  Close................................................    29.63      23.50      20.39      23.77

YEAR ENDED DECEMBER 28, 2001
Net sales..............................................  $ 880.3    $ 839.8    $ 761.5    $ 662.6
Cost of sales..........................................   (668.3)    (639.3)    (590.8)    (508.9)
Operating income (loss)................................     49.7       43.2      (10.0)      19.1
Income (loss) before income taxes and extraordinary
  loss.................................................     35.6       30.9      (19.7)      11.4
Income (loss) before extraordinary loss................     20.9       18.7      (11.7)       5.7
Extraordinary loss on early extinguishment of debt, net
  of tax...............................................       --       (0.8)      (0.2)      (2.3)
Net income (loss)......................................     20.9       17.9      (11.9)       3.4
Basic income (loss) per share:
  Income (loss) before extraordinary loss..............     0.57       0.52      (0.32)      0.16
  Extraordinary loss...................................       --      (0.02)     (0.01)     (0.06)
  Net income (loss)....................................     0.57       0.50      (0.33)      0.10
DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary loss..............     0.53       0.49      (0.32)      0.15
  Extraordinary loss...................................       --      (0.02)     (0.01)     (0.06)
  Net income (loss)....................................     0.53       0.47      (0.33)      0.09
Composite stock price range:
  High.................................................  29.25..      31.80      31.69      30.86
  Low..................................................  18.81..      23.30      23.15      23.85
  Close................................................  24.10..      30.70      24.78      28.82

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the third quarter of 2001, the Company recorded a $31.7 million ($19.0 million after-tax) restructuring charge for severance and costs associated with closing and consolidating certain facilities. As a result, basic and diluted income per share were reduced by $0.52 and $0.50, respectively. Additionally, the year ended December 28, 2001 includes goodwill amortization of $2.2 million in the first quarter, $2.3 million in the second quarter, $2.2 million in the third quarter and $2.3 million in the fourth quarter. As a result, basic and diluted income per share were reduced by $0.06 and $0.05, respectively, in the first and second quarter and by $0.06 in the third and fourth quarters of 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders--"Election of Directors."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 8, 2003, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 42...........................   Secretary of the Company since November 2002; General
                                             Counsel since May 1998; Assistant Secretary from May
                                             1995 to November 2002; General Counsel and Secretary of
                                             Anixter since January 1996.

Terrance A. Faber, 51.....................   Vice-President Controller of the Company since October
                                             2000; Chief Financial Officer of International Survey
                                             Research from January 2000 to October 2000; Corporate
                                             Controller of BT Office Products International from
                                             August 1997 to January 2000.

Robert W. Grubbs Jr., 46..................   President and Chief Executive Officer of the Company
                                             since February 1998; President and Chief Executive
                                             Officer of Anixter since July 1994.

Dennis J. Letham, 51......................   Chief Financial Officer, Senior Vice-President--Finance
                                             of the Company since January 1995; Chief Financial
                                             Officer, Executive Vice President of Anixter since July
                                             1993.

Philip F. Meno, 44........................   Vice-President--Taxes of the Company since May 1993.

Rodney A. Shoemaker, 45...................   Vice-President--Treasurer of the Company and Anixter
                                             since July 1999; Assistant Treasurer of the Company and
                                             Anixter from October 1994 to July 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     See Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders--"Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Changes in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders--"Security Ownership of Management" and "Security Ownership of Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders-"Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in the factors that could significantly affect these controls subsequent to the date of the evaluations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        The exhibits listed below in Items 15(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

     (b) Reports on Form 8-K

        On November 12, 2002, the Company filed a Current Report on Form 8-K under "Item 9. Regulation FD Disclosure," disclosing that on November 11, 2002, each of the President and Chief Executive Officer, Robert W. Grubbs, and the Senior Vice President-Finance and Chief Financial Officer, Dennis J. Letham, of Anixter International, Inc. submitted to the Commission sworn statements pursuant to the Commission's June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934 (No. 4-460).

        On November 27, 2002, the Company filed a Current Report on Form 8-K/A under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits." The filing was an amendment to its Current Report on Form 8-K filed September 20, 2002, announcing the completion of the purchase of the operations and assets of Pentacon, Inc.

(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES.

(1) Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    17
Consolidated Statements of Operations for the years ended
  January 3, 2003, December 28, 2001 and December 29,
  2000......................................................    18
Consolidated Balance Sheets at January 3, 2003 and December
  28, 2001..................................................    19
Consolidated Statements of Cash Flows for the years ended
  January 3, 2003, December 28, 2001 and December 29,
  2000......................................................    20
Consolidated Statements of Stockholders' Equity for the
  years ended January 3, 2003, December 28, 2001 and
  December 29, 2000.........................................    21
Notes to the Consolidated Financial Statements..............    22

(2) Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

                                                               PAGE
                                                               ----
I. Condensed financial information of Registrant............    48
II. Valuation and qualifying accounts and reserves..........    52

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (3) Exhibit List.Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

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

        3.2         By-laws of Anixter International Inc. as amended through
                    November 21, 2002.

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

        4.2         Indenture dated as of June 28, 2000, by and between Anixter
                    International Inc. and Bank of New York, as Trustee offering
                    7% zero-coupon convertible notes due 2020. (Incorporated by reference from Anixter International Inc.'s Registration
                    Statement on Form S-3, Registration Number 333-42788, filed
                    August 1, 2000, Exhibit 4.1)

        4.3         (a)Five-Year, $390.0 million, Revolving Credit Agreement,
                    dated October 6, 2000, among Anixter Inc., Bank of America,
                    N.A., as Agent, and other banks named therein (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit
                    4.3)

                    (b)Amendment No. 1 to Anixter Five-Year, $390.0 million,
                    Revolving Credit Agreement, dated October 6, 2000.
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 28,
                    2001, Exhibit 4.3 (b))

                    (c)Amendment No. 2 to Anixter Five-Year, $390.0 million,
                    Revolving Credit Agreement, dated October 6, 2000.

        4.4         Receivables Sale Agreement, dated October 6, 2000, between
                    Anixter Inc. and Anixter Receivables Corporation
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 29,
                    2000, Exhibit 4.5)

        4.5 Receivables Purchase Agreement, dated October 6, 2000, among Anixter Receivables Corporation, as Seller, Anixter
                    Inc., as Servicer, Bank One, NA, as Agent, and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on
                    Form 10-K for the year ended December 29, 2000, Exhibit 4.6)

        4.6         Amended and Restated Receivables Sale Agreement, dated
                    October 3, 2002, between Anixter Inc. and Anixter
                    Receivables Corporation

        4.7         Amended and Restated Receivables Purchase Agreement, dated
                    October 3, 2002, among Anixter Receivables Corporation, as
                    Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein

(10) Material contracts.

       10.1         (a)Asset Purchase Agreement, dated February 22, 1999
                    (Incorporated by reference from Anixter International Inc.
                    Current Report on Form 8-K dated April 2, 1999)

                    (b)First Amendment to Asset Purchase Agreement, dated March
                    29, 1999 (Incorporated by reference from Anixter
                    International Inc. Current Report on Form 8-K dated April 2,
                    1999)

       10.2 *       Company's 1983 Stock Incentive Plan as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3)

      EXHIBIT
        NO.                            DESCRIPTION OF EXHIBIT
      -------                          ----------------------

       10.3 *       Anixter International Inc. 1998 Stock Incentive Plan
                    (Incorporated by reference from Anixter International Inc.
                    Registration Statement on Form S-8, file number 333-56935.
                    Exhibit 4a)

       10.4 *       Company's Key Executive Equity Plan, as amended and restated
                    July 16, 1992. (Incorporated by reference from Itel
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8)

       10.5 * Company's Director Stock Option Plan. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24)

       10.6 Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24)

       10.7 *       Form of Indemnity Agreement with all directors and officers
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1995, Exhibit 10.24)

       10.8 *       Anixter International Inc. 1996 Stock Incentive Plan
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1995, Exhibit 10.26)

       10.9 *       Form of Stock Option Grant (Incorporated by reference from
                    Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27)

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

       10.12*       (a)Anixter Deferred Compensation Plan (Incorporated by
                    reference from Anixter International Inc. Annual Report on
                    Form 10-K for the year ended December 31, 1995, Exhibit
                    10.30)

                    (b)Anixter 1999 Restated Deferred Compensation Plan
                    (Incorporated by reference from Anixter International Inc.
                    Annual Report on Form 10-K for the year ended December 31,
                    1999, Exhibit 10.15(b)).

                    (c)Amendment No. 1 to Anixter 1999 Restated Deferred
                    Compensation Plan. (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12 (c))

                    (d)Amendment No. 2 to Anixter 1999 Restated Deferred
                    Compensation Plan. (Incorporated by reference from Anixter
                    International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12 (d))

                    (e)Amendment No. 3 to Anixter 1999 Restated Deferred
                    Compensation Plan

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

      EXHIBIT
        NO.                            DESCRIPTION OF EXHIBIT
      -------                          ----------------------

       10.16*       Anixter International Inc. Management Incentive Plan
                    (Incorporated by reference from Anixter International Inc.
                    Quarterly Report on form 10Q for the quarterly period ended
                    June 30, 2000, Exhibit 10.20)

       10.17*       Amendment to Employee Agreements with Robert W. Grubbs and
                    Dennis J. Letham, dated February 14, 2001 (Incorporated by reference from Anixter International Inc. Annual Report on
                    Form 10-K for the year ended December 29, 2000, Exhibit
                    10.23)

       10.18*       Anixter International Inc. 2001 Stock Incentive Plan
                    (Incorporated by reference from Anixter International Inc.
                    Registration Statement on Form S-8, File number 333-103270,
                    Exhibit 4a

       10.19*       Anixter International Inc. 2001 Mid-Level Stock Option Plan

       10.20*       Anixter International Inc. 1998 Mid-Level Stock Option Plan

(21) Subsidiaries of the Registrant.

       21.1         List of Subsidiaries of the Registrant

(23) Consents of experts and counsel.

       23.1         Consent of Ernst & Young LLP

(24) Power of attorney.

       24.1         Power of Attorney executed by Lord James Blyth, Robert L.
                    Crandall, Robert W. Grubbs, F Philip Handy, Melvyn N. Klein,
                    John R. Petty, Stuart M. Sloan, Thomas C. Theobald, Mary
                    Agnes Wilderotter, Matthew Zell and Samuel Zell

(99) Additional Exhibits.

       99.1         Robert W. Grubbs, President and Chief Executive Officer,
                    Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2         Dennis J. Letham, Senior Vice-President Finance and Chief
                    Financial Officer, Certification Pursuant          to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                 (IN MILLIONS)

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                          ------------   ------------   ------------
Operating loss..........................................     $(1.9)         $(1.5)         $ (4.1)
Other income (expenses):
  Interest income, including intercompany...............       5.6            5.3             6.6
  Other.................................................        --             --            (0.6)
                                                             -----          -----          ------
Income from operations before income taxes, equity in
  earnings of subsidiaries and extraordinary loss.......       3.7            3.8             1.9
Income tax (expense) benefit............................       5.5           (1.8)            1.9
Equity in earnings of subsidiaries......................      34.0           28.3            74.9
Extraordinary loss......................................      (0.1             --              --
                                                             -----          -----          ------
Net income..............................................     $43.1          $30.3          $ 78.7
                                                             =====          =====          ======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                                                               JANUARY, 3    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash......................................................     $  0.4         $  0.8
  Accounts receivable.......................................        2.9            2.8
  Amounts currently due from affiliates, net................         --            2.7
  Other assets..............................................        0.6            0.2
                                                                 ------         ------
          Total current assets..............................        3.9            6.5
Investment in and advances to subsidiaries..................      762.8          788.6
Other assets................................................        3.1            6.8
                                                                 ------         ------
                                                                 $769.8         $801.9
                                                                 ======         ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses, due currently........     $  2.3         $  2.2
Amounts currently due to affiliates, net....................        4.3             --
Long-term debt..............................................      124.0          221.8
Income taxes, net, primarily deferred.......................        4.4           14.8
                                                                 ------         ------
          Total liabilities.................................      135.0          238.8
  Stockholders' equity:
  Common stock..............................................       37.5           36.9
  Capital surplus...........................................       45.2           32.5
  Accumulated other comprehensive income....................      (44.2)         (59.5)
  Retained earnings.........................................      596.3          553.2
                                                                 ------         ------
          Total stockholders' equity........................      634.8          563.1
                                                                 ------         ------
                                                                 $769.8         $801.9
                                                                 ======         ======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                          ------------   ------------   ------------
Operating activities:
     Net income.........................................    $  43.1        $  30.3         $ 78.7
     Extraordinary loss.................................        0.1             --             --
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Income tax expense (benefit)..................       (5.5)           1.8           (1.9)
          Equity in earnings of subsidiaries............      (34.0)         (28.3)         (74.9)
          Accretion of zero-coupon convertible notes....       (1.9)            --             --
          Income tax savings from employee stock
            plans.......................................        2.5            5.3           11.2
          Intercompany transactions.....................        6.4           (7.2)          (9.3)
          Change in other operating items...............       (0.9)           2.6            7.5
                                                            -------        -------         ------
          Net cash provided by operating activities.....        9.6            4.5           11.3
Investing activities:
  Proceeds from sale of Anixter Inc. shares to Anixter
     Inc................................................       66.7             --             --
                                                            -------        -------         ------
          Net cash provided by investing activities.....       66.7             --             --
Financing activities:
  Retirement of 7% zero-coupon convertible notes........     (107.1)            --             --
  Loans (to) from subsidiaries, net.....................       22.9           20.5         (224.4)
  Proceeds from issuance of common stock................        7.5           22.3           34.9
  Purchase of treasury stock............................         --          (46.9)         (15.4)
  Proceeds from long-term debt..........................         --             --          200.0
  Debt issuance costs...................................         --             --           (6.4)
                                                            -------        -------         ------
          Net cash used in financing activities.........      (76.7)          (4.1)         (11.3)
                                                            -------        -------         ------
Cash provided (used)....................................       (0.4)           0.4             --
Cash at beginning of year...............................        0.8            0.4            0.4
                                                            -------        -------         ------
Cash at end of year.....................................    $   0.4        $   0.8         $  0.4
                                                            =======        =======         ======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

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

                           ANIXTER INTERNATIONAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
                                 (IN MILLIONS)

                                                               ADDITIONS
                                                           ------------------
                                             BALANCE AT    CHARGED   CHARGED                 BALANCE AT
                                            BEGINNING OF     TO      TO OTHER                END OF THE
DESCRIPTION                                  THE PERIOD    INCOME    ACCOUNTS   DEDUCTIONS     PERIOD
-----------                                 ------------   -------   --------   ----------   ----------
Year ended January 3, 2003:
  Allowance for doubtful accounts.........     $20.9        $13.9     $(2.5)      $(16.9)      $15.4
  Allowance for deferred tax asset........     $24.5        $(0.7)       --           --       $23.8

Year ended December 28, 2001:
  Allowance for doubtful accounts.........     $14.8        $11.5     $(0.1)      $ (5.5)      $20.9
  Allowance for deferred tax asset........     $25.5        $(1.0)       --           --       $24.5

Year ended December 29, 2000:
  Allowance for doubtful accounts.........     $10.3        $ 8.1     $(0.4)      $ (3.2)      $14.8
  Allowance for deferred tax asset........     $26.3        $(0.8)       --           --       $25.5

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SKOKIE, STATE OF ILLINOIS, ON THE 18TH DAY OF MARCH, 2003.

                                            ANIXTER INTERNATIONAL INC.

                                            By:    /s/ DENNIS J. LETHAM
                                              ----------------------------------
                                                       Dennis J. Letham
                                                Senior Vice President Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/ ROBERT W. GRUBBS                Chief Executive Officer and President     March 18, 2003
------------------------------------------         (Principal Executive Officer)
             Robert W. Grubbs

           /s/ DENNIS J. LETHAM                   Senior Vice President--Finance         March 18, 2003
------------------------------------------           (Chief Financial Officer)
             Dennis J. Letham

          /s/ TERRANCE A. FABER                     Vice President--Controller           March 18, 2003
------------------------------------------          (Chief Accounting Officer)
            Terrance A. Faber

          /s/ LORD JAMES BLYTH*                              Director                    March 18, 2003
------------------------------------------
             Lord James Blyth

         /s/ ROBERT L. CRANDALL*                             Director                    March 18, 2003
------------------------------------------
            Robert L. Crandall

           /s/ ROBERT W. GRUBBS                              Director                    March 18, 2003
------------------------------------------
             Robert W. Grubbs

           /s/ F. PHILIP HANDY*                              Director                    March 18, 2003
------------------------------------------
             F. Philip Handy

           /s/ MELVYN N. KLEIN*                              Director                    March 18, 2003
------------------------------------------
             Melvyn N. Klein

            /s/ JOHN R. PETTY*                               Director                    March 18, 2003
------------------------------------------
              John R. Petty

           /s/ STUART M. SLOAN*                              Director                    March 18, 2003
------------------------------------------
             Stuart M. Sloan

         /s/ THOMAS C. THEOBALD*                             Director                    March 18, 2003
------------------------------------------
            Thomas C. Theobald

                                                             Director                    March 13, 2002
------------------------------------------
          Mary Agnes Wilderotter

            /s/ MATTHEW ZELL*                                Director                    March 18, 2003
------------------------------------------
               Matthew Zell

             /s/ SAMUEL ZELL*                                Director                    March 18, 2003
------------------------------------------
               Samuel Zell

         *By /s/ DENNIS J. LETHAM
  -------------------------------------
   Dennis J. Letham (Attorney in fact)

Dennis J. Letham, as attorney in fact for each person indicated

              PRESIDENT AND CHIEF EXECUTIVE OFFICER CERTIFICATION

     I, Robert W. Grubbs, certify that:

          (1) I have reviewed this annual report on Form 10-K of Anixter International Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ ROBERT W. GRUBBS
                                            ------------------------------------
                                                      Robert W. Grubbs
                                               President and Chief Executive
                                                           Officer

March 18, 2003

                SENIOR VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Dennis J. Letham, certify that:

          (1) I have reviewed this annual report on Form 10-K of Anixter International Inc.;

          (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ DENNIS J. LETHAM
                                            ------------------------------------
                                                      Dennis J. Letham
                                             Senior Vice President--Finance and
                                                  Chief Financial Officer

March 18, 2003