Form 10-K/A
period 2003-01-03
ANIXTER INTERNATIONAL INC
filed 2003-03-25
CIK 52795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

     At March 7, 2003, 37,244,174 shares of Registrant's Common Stock, $1 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 56 pages.
Exhibit List begins on page 46.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2003 is being filed to correct typographical errors incurred in the edgarization process of Notes 2, 9, 11, 12 and 13 of Item 8. Financial Statements and Supplementary Data. No revisions have been made to the Registrant's financial statements or any other disclosures contained in such Annual Report.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business of the Company.....................................      1
Item 2.    Properties..................................................      4
Item 3.    Legal Proceedings...........................................      4
Item 4.    Submission of Matters to a Vote of Security Holders.........      4

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      5
Item 6.    Selected Financial Data.....................................      5
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      6
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     17
Item 8.    Consolidated Financial Statements and Supplementary Data....     17
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     43

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     44
Item 11.   Executive Compensation......................................     44
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     44
Item 13.   Certain Relationships and Related Transactions..............     44
Item 14.   Controls and Procedures.....................................     44
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     45

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

Products

     Anixter sells approximately 185,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products include an assortment of transmission media (copper and fiber optic cable), connectivity products and support and supply products. These products are incorporated in enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. Anixter also provides industrial wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance and repair and construction related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by original equipment manufacturers in manufacturing a wide variety of products.

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

Competition

     Given the Company's role as an aggregator of many different types of products from many different sources and the fact that these products are sold to many different industry groups, there is no well defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product offering, highly skilled workforce and global distribution network. The Company can ship 99% of orders for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes in 40 countries around the world that provide its customers and suppliers global consistency.

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

Contract Sales and Backlog

     The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and in some cases may require the maintenance of a dedicated distribution facility to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would provide that materials acquired as a result of joint material requirements planning between the Company and the customer would be required to be purchased by the customer.

     Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

Available Information

     The Company maintains an Internet website at http://www.anixter.com that includes links to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investor Relations section of the Company's website.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     For information concerning foreign and domestic operations and export sales, see Note 9 "Income Taxes" and Note 12 "Business Segments" in the Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES.

     The Company's distribution network consists of 142 warehouses in 40 countries with approximately 4 million square feet. There are 13 regional distribution centers (100,000 - 575,000 square feet), 22 local distribution centers (35,000 - 100,000 square feet) and 107 service centers. Additionally, the Company has 45 sales offices throughout the world. All these facilities are leased. No one facility is material to operations and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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

    *On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc.("Pentacon") for $108.5 million. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Pentacon's operations in 2002 were not significant to the Company. See Note 3 "Acquisitions and Divestiture of Businesses" in the Notes to the Consolidated Financial Statements for further information.
---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "prospects," "estimated," "should," "may," or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors also could cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new competitors. The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 19 to 43 of this Report.

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

Financings

     On June 28, 2000, the Company issued $792.0 million 7% zero-coupon convertible notes ("Convertible Notes") due 2020. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. During 2002, the Company repurchased Convertible Notes with a notional amount of $378.7 million and a book carrying value of $109.7 million for $107.2 million. In addition, the Company wrote-off related debt issuance costs of $2.8 million. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $0.3 million ($0.2 million, net of tax) in its Consolidated Statement of Operations for the year ended January 3, 2003. Holders of the remaining Convertible Notes may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company's common stock for which the Company has reserved 3.1 million shares. Additionally, holders may require the Company to purchase at book value, all or a portion of their Convertible Notes on June 28, 2005, at a price of $356.28 per Convertible Note; on June 28, 2010, at a price of $502.57 per Convertible Note; and on June 28, 2015, at a price of $708.92 per Convertible Note. The Company may choose to pay the purchase price in cash or common stock or a combination of both. See Exhibit
4.2 for the calculation of the purchase price if the Company were to choose to pay in common shares. The Convertible Notes are structurally subordinated to the indebtedness of Anixter Inc. ("Anixter"). At January 3, 2003, the remaining face value of the Convertible Notes outstanding was $413.3 million with a book value of $124.0 million.

     On October 6, 2000, the Company entered into two financing arrangements to support further business growth. The agreements consisted of a $500.0 million, senior unsecured, revolving credit agreement and a $275.0 million accounts receivable securitization program which was amended and restated in October 2002. This new revolving credit line included a $390.0 million, five-year agreement, plus a $110.0 million, 364-day agreement. As a result of the economic slowdown experienced in 2001 and 2002, these facilities have been scaled down to fit the Company's current anticipated needs through the remainder of the arrangements. On April 24, 2001, Anixter cancelled the $110.0 million, 364-day revolving credit line. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt in 2001 of $0.3 million ($0.2 million, net of tax) to expense the financing fees associated with this portion of the revolving credit agreement. On October 6, 2001, the Company reduced the borrowing capacity on the accounts receivable securitization program from $275.0 million to $225.0 million. In March 2003, Anixter cancelled $115.0 million of the five-year agreement and will record a loss on the early extinguishment of debt of approximately $0.4 million as a nonoperating expense in its Consolidated Statements of Operations for the 13 weeks ended April 4, 2003.

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

     In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to a $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, which bear interest at 8%, contain various restrictions with respect to secured borrowings and are unconditionally guaranteed by the Company. During 2001, Anixter repurchased $81.3 million of the 8% senior notes for $86.5 million. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $5.2 million ($3.1 million, net of tax) in its Consolidated Statement of Operations for the year ended December 28, 2001. During 2002, Anixter repurchased $10.7 million of these senior notes for $11.1 million. Accordingly, the Company recorded an extraordinary loss on the early extinguishment of debt of $0.4 million ($0.2 million, net of tax) in its Consolidated Statement of Operations for the year ended January 3, 2003. At January 3, 2003, the outstanding balance of the 8% notes was $8.0 million. These notes have a put provision that under certain circumstances is triggered by a rating downgrade. The current outstanding balance is well under the cross-default thresholds of Anixter and the Company's other existing indebtedness. Therefore, Anixter and the Company are not exposed to any potentially adverse effects from the put provision.

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

     Consolidated net cash used by financing activities was $48.8 million in 2002 in comparison to $255.8 million in 2001. In 2002, cash used in financing activities includes $107.2 million and $11.1 million for the repurchase of the Convertible Notes and 8% senior notes, respectively. Proceeds from borrowing under the revolving credit agreements were $62.6 million in 2002. The Company received $7.5 million for the issuance of 0.6 million shares of common stock relating to the exercise of stock options and the employee stock purchase program. In 2001, cash used in financing activities included a net repayment of long-term borrowings of $142.4 million, extinguishment of senior notes of $86.5 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $22.3 million received from the issuance of 1.3 million shares of common stock for the exercise of stock options and the employee stock purchase plan. Cash used for discontinued operations was $2.6 million in 2002 compared to $5.8 million in 2001.

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

     Consolidated net cash used by financing activities was $255.8 million in 2001 in comparison to $24.4 million in 2000. In 2001, cash used in financing activities included a net repayment of long-term borrowings of $142.4 million, extinguishment of senior notes of $86.5 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $22.3 million received from the issuance of 1.3 million shares of common stock for the exercise of stock options and the employee stock purchase plan. In 2000, net repayment of long-term borrowings was $21.5 million, while treasury stock purchases were $15.4 million. In addition, in 2000 the Company received $34.9 million from the issuance of 2.2 million shares for the exercise of stock options and the employee stock purchase plan. Cash used for discontinued operations was $5.8 million in 2001 compared to $13.5 million in 2000.

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

     Allowance for Doubtful Accounts: Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve as stated below:

        - Customers that have refused to pay their balances are reserved based on the historical write-off percentages;

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    18
Consolidated Statements of Operations.......................    19
Consolidated Balance Sheets.................................    20
Consolidated Statements of Cash Flows.......................    21
Consolidated Statements of Stockholders' Equity.............    22
Notes to the Consolidated Financial Statements..............    23
Selected Quarterly Financial Data (Unaudited)...............    43

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

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 3, 2003

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                                               2003          2001           2000
                                                            ----------   ------------   ------------
NET SALES.................................................   $2,520.1      $3,144.2       $3,514.4
Cost of operations:
  Cost of goods sold......................................    1,914.7       2,407.3        2,692.5
  Operating expenses......................................      517.3         594.2          623.7
  Amortization of intangibles.............................        0.4           9.0            8.4
  Restructuring and other charges.........................         --          31.7             --
                                                             --------      --------       --------
       Total costs and expenses...........................    2,432.4       3,042.2        3,324.6
                                                             --------      --------       --------
OPERATING INCOME..........................................       87.7         102.0          189.8
Other (expenses) income:
  Interest expense........................................      (15.5)        (30.1)         (43.3)
  Other, net..............................................        0.3         (13.7)         (11.9)
                                                             --------      --------       --------
Income before income taxes and extraordinary loss.........       72.5          58.2          134.6
Income tax expense........................................       29.0          24.6           55.9
                                                             --------      --------       --------
Income before extraordinary loss..........................       43.5          33.6           78.7
Extraordinary loss on early extinguishment of debt, net...       (0.4)         (3.3)            --
                                                             --------      --------       --------
NET INCOME................................................   $   43.1      $   30.3       $   78.7
                                                             ========      ========       ========
BASIC INCOME (LOSS) PER SHARE:
  Income before extraordinary loss........................   $   1.18      $   0.92       $   2.15
  Extraordinary loss......................................      (0.01)        (0.09)            --
                                                             --------      --------       --------
  Net income..............................................   $   1.17      $   0.83       $   2.15
                                                             ========      ========       ========
DILUTED INCOME (LOSS) PER SHARE:
  Income before extraordinary loss........................   $   1.14      $   0.89       $   2.03
  Extraordinary loss......................................      (0.01)        (0.09)            --
                                                             --------      --------       --------
  Net income..............................................   $   1.13      $   0.80       $   2.03
                                                             ========      ========       ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 3,   DECEMBER 28,
                                                                 2003          2001
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS
  Cash......................................................   $   19.1      $   27.2
  Accounts receivable (less allowances of $15.4 and $20.9
     in 2002 and 2001, respectively)........................      188.2         154.1
  Note receivable -- unconsolidated subsidiary..............       69.6         111.4
  Inventories...............................................      498.8         495.7
  Deferred income taxes.....................................       26.5          32.0
  Other current assets......................................       10.0           8.6
                                                               --------      --------
       Total current assets.................................      812.2         829.0
Property and equipment, at cost.............................      191.1         167.4
Accumulated depreciation....................................     (132.0)       (112.4)
                                                               --------      --------
       Net property and equipment...........................       59.1          55.0
Goodwill (less accumulated amortization of $96.0 and $95.4
  in 2002 and 2001, respectively)...........................      247.6         231.6
Other assets................................................      107.1          83.2
                                                               --------      --------
                                                               $1,226.0      $1,198.8
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $  257.3      $  251.0
  Accrued expenses..........................................       83.5          86.2
  Accrued restructuring.....................................        4.2          11.1
  Income taxes payable......................................        4.7           4.4
                                                               --------      --------
       Total current liabilities............................      349.7         352.7
Long-term debt..............................................      195.1         241.1
Other liabilities...........................................       46.4          41.9
                                                               --------      --------
       Total liabilities....................................      591.2         635.7
STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares
     authorized, 37,500,878 and 36,917,313 shares issued and
     outstanding in 2002 and 2001, respectively.............       37.5          36.9
  Capital surplus...........................................       45.2          32.5
  Foreign currency translation..............................      (43.9)        (64.6)
  Minimum pension liability.................................       (0.3)           --
  Unrealized gain on foreign exchange contracts.............         --           5.1
  Retained earnings.........................................      596.3         553.2
                                                               --------      --------
       Total stockholders' equity...........................      634.8         563.1
                                                               --------      --------
                                                               $1,226.0      $1,198.8
                                                               ========      ========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                          YEARS ENDED
                                                           -----------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                           -----------   ------------   ------------
OPERATING ACTIVITIES
  Net income.............................................    $  43.1       $  30.3       $    78.7
  Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
       Extraordinary loss................................        0.4           3.3              --
       Gain on sale or disposal of fixed assets and
          securities.....................................       (2.9)           --              --
       Depreciation and amortization.....................       23.5          32.4            29.6
       Accretion of zero-coupon convertible notes........       11.9          14.7             7.0
       Non-cash restructuring costs......................         --           6.6              --
       Income tax savings from employee stock plans......        2.5           5.3            11.2
       Deferred income taxes.............................       (0.8)        (12.5)           (3.2)
       Changes in assets and liabilities:
          Accounts receivable............................       37.8         128.5            91.4
          Inventory......................................       81.4         357.1          (329.7)
          Accounts payable and accruals..................      (31.1)       (294.5)          181.8
          Restructuring and other charges................      (10.8)         17.7              --
          Other, net.....................................       10.7          (0.4)            0.7
                                                             -------       -------       ---------
            Net cash provided by continuing operating
               activities................................      165.7         288.5            67.5

INVESTING ACTIVITIES
  Capital expenditures...................................      (16.9)        (22.0)          (22.6)
  Acquisitions and divestiture...........................     (110.4)           --            (3.7)
  Proceeds from sale of fixed assets.....................        2.9           1.5              --
  Proceeds from sale of securities.......................        2.0            --              --
                                                             -------       -------       ---------
            Net cash used in continuing investing
               activities................................     (122.4)        (20.5)          (26.3)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings.....................      262.6         795.2         1,557.0
  Repayment of long-term borrowings......................     (200.0)       (937.6)       (1,578.5)
  Retirement of notes payable............................     (118.3)        (86.5)             --
  Proceeds from issuance of common stock.................        7.5          22.3            34.9
  Debt issuance costs....................................       (0.6)           --            (8.3)
  Purchases of common stock for treasury.................         --         (46.9)          (15.4)
  Other, net.............................................         --          (2.3)          (14.1)
                                                             -------       -------       ---------
            Net cash used in continuing financing
               activities................................      (48.8)       (255.8)          (24.4)
                                                             -------       -------       ---------

(DECREASE) INCREASE IN CASH FROM CONTINUING OPERATIONS...       (5.5)         12.2            16.8
Cash used in discontinued operations.....................       (2.6)         (5.8)          (13.5)
Cash at beginning of year................................       27.2          20.8            17.5
                                                             -------       -------       ---------
Cash at end of year......................................    $  19.1       $  27.2       $    20.8
                                                             =======       =======       =========

        See accompanying notes to the consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                      ACCUMULATED
                                               COMMON STOCK                              OTHER
                                              ---------------   CAPITAL   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                              SHARES   AMOUNT   SURPLUS   EARNINGS      INCOME          INCOME
                                              ------   ------   -------   --------   -------------   -------------
Balance at December 31, 1999................   35.9    $ 35.9   $   --     $458.1       $(37.6)
Net income..................................     --        --       --       78.7           --          $ 78.7
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --        (15.0)          (15.0)
                                                                                                        ------
Comprehensive income........................                                                            $ 63.7
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    2.5       2.5     47.7         --           --
Purchase and retirement of treasury stock...   (0.7)     (0.7)    (0.8)     (13.9)          --
                                               ----    ------   ------     ------       ------
Balance at December 29, 2000................   37.7      37.7     46.9      522.9        (52.6)
Net income..................................               --       --       30.3           --          $ 30.3
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --        (12.0)          (12.0)
  Cumulative effect of change in accounting
    principle, net of tax of $1.8...........     --        --       --         --          2.7             2.7
  Change in fair market value of foreign
    exchange contracts, net of tax of
    $1.6....................................     --        --       --         --          2.4             2.4
                                                                                                        ------
Comprehensive income........................                                                            $ 23.4
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    1.3       1.3     30.4         --           --
Purchase and retirement of treasury stock...   (2.1)     (2.1)   (44.8)        --           --
                                               ----    ------   ------     ------       ------
Balance at December 28, 2001................   36.9      36.9     32.5      553.2        (59.5)
Net income..................................     --        --       --       43.1           --          $ 43.1
Other comprehensive income:
  Foreign currency translation..............     --        --       --         --         20.7            20.7
  Minimum pension liability, net of tax of
    $0.2....................................     --                                       (0.3)           (0.3)
  Change in fair market value of foreign
    exchange contracts, net of tax of
    $3.4....................................     --        --       --         --         (5.1)           (5.1)
                                                                                                        ------
Comprehensive income........................                                                            $ 58.4
                                                                                                        ======
Issuance of common stock and related tax
  benefits..................................    0.6       0.6     12.7         --           --
                                               ----    ------   ------     ------       ------
Balance at January 3, 2003..................   37.5    $ 37.5   $ 45.2     $596.3       $(44.2)
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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FOREIGN CURRENCY TRANSLATION: The results of operations for foreign subsidiaries where the functional currency is not the U.S. dollar are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders' equity, Foreign currency translation. Gains and losses from foreign currency transactions are included in Other, net in the Consolidated Statements of Operations. The Company recognized $0.1 million, $5.3 million and $0.9 million in net foreign exchange losses in 2002, 2001 and 2000, respectively.

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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net charges are detailed as follows:

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Loss on sales of receivables................................  $ 24.5   $ 40.3   $ 21.3
Gain on collection of receivables by ARC....................   (25.2)   (41.5)   (12.8)
Interest expense incurred by ARC............................     3.4      9.9      4.1
                                                              ------   ------   ------
                                                                 2.7      8.7     12.6
Less initial discount.......................................      --       --      8.8
                                                              ------   ------   ------
  Total.....................................................  $  2.7   $  8.7   $  3.8
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

                                                                 YEARS ENDED
                                                  ------------------------------------------
                                                   JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                      2003           2001           2000
                                                  ------------   ------------   ------------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER SHARE:
  Reported income before extraordinary loss.....     $ 43.5         $ 33.6         $78.7
  Goodwill amortization.........................         --            9.0           8.4
                                                     ------         ------         -----
  Adjusted income before extraordinary loss.....       43.5           42.6          87.1
  Extraordinary loss............................       (0.4)          (3.3)           --
                                                     ------         ------         -----
  Adjusted net income...........................     $ 43.1         $ 39.3         $87.1
                                                     ======         ======         =====
  Weighted-average common shares outstanding....       37.0           36.5          36.6
  Reported income per share before extraordinary
     loss.......................................     $ 1.18         $ 0.92         $2.15
  Goodwill amortization per share...............     $   --         $ 0.24         $0.23
  Adjusted income per share before extraordinary
     loss.......................................     $ 1.18         $ 1.16         $2.38
  Extraordinary loss per share..................     $(0.01)        $(0.09)        $  --
  Adjusted net income per share.................     $ 1.17         $ 1.08         $2.38

DILUTED INCOME (LOSS) PER SHARE:
  Reported income before extraordinary loss.....     $ 43.5         $ 33.6         $78.7
  Goodwill amortization.........................         --            9.0           8.4
  Interest impact of assumed conversion of
     convertible notes..........................         --             --           4.3
  Adjusted net income before extraordinary
     loss.......................................       43.5           42.6          91.4
  Extraordinary loss............................       (0.4)          (3.3)           --
                                                     ------         ------         -----
  Adjusted net income...........................     $ 43.1         $ 39.3         $91.4
                                                     ======         ======         =====
  Weighted-average common shares outstanding....       37.0           36.5          36.6
  Effect of dilutive securities:
     Stock options and warrants.................        1.0            1.3           4.3
                                                     ------         ------         -----
  Weighted-average common shares outstanding....       38.0           37.8          40.9
                                                     ======         ======         =====
  Reported income per share before extraordinary
     loss.......................................     $ 1.14         $ 0.89         $2.03
  Goodwill amortization per share...............     $   --         $ 0.24         $0.20
  Adjusted income per share before extraordinary
     loss.......................................     $ 1.14         $ 1.13         $2.23
  Extraordinary loss per share..................     $(0.01)        $(0.09)        $  --
  Adjusted net income per share.................     $ 1.13         $ 1.04         $2.23

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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                                YEARS ENDED
                                                      -------------------------------
                                                        JANUARY 3,      DECEMBER 28,
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

    *Restructuring and other charges: In 2001, Pentacon initiated a plan to restructure its current business operations and conducted an assessment of its business in the aerospace and telecommunication industries in view of the impact of the September 11, 2001 events in New York and Washington, D.C., as well as the financial difficulties in the telecommunications industry. As a result, Pentacon recorded restructuring and other charges of $54.6 million. Included in cost of sales are charges totaling $39.1 million for the write-off of inventory. Of that total, $33.5 million related to non-cash write-offs of excess aerospace and telecommunications inventory based on a review of the anticipated future demand for the inventory resulting from decreased usage levels. The remaining $5.6 million represented a non-cash charge resulting from offering $9.8 million of slower moving inventory at substantially reduced prices in order to take advantage of the cash flows and tax benefits. The remaining $15.5 million of restructuring and other charges resulted from the write-down of deferred tax assets, termination benefit costs, the closing of five distribution facilities, professional fees and write-off of debt issuance costs.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The pro forma adjustments (before income taxes and extraordinary item) that were made as if the purchase had occurred at the beginning of the earliest period presented are as follows:

                                                                      YEARS ENDED
                                                              ---------------------------
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

Purchase price.....................................   $108.5
Other transaction-related costs....................      2.9
                                                      ------
  Total investment.................................             111.4
Cash...............................................      1.0
Accounts receivable................................     27.3
Inventories........................................     69.0
Other current assets...............................      5.5
Fixed assets.......................................      8.0
Other assets, net..................................      0.2
Intangible assets..................................     15.6
Accounts payable...................................    (25.0)
Accrued expenses...................................     (4.3)
                                                      ------
  Net assets acquired..............................              97.3
                                                               ------
     Goodwill......................................            $ 14.1
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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                               JANUARY 3,    DECEMBER 28,
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
                                                                ========       ========

                                  ANIXTER INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED
                                      ---------------------------------------------------------
                                         JANUARY 3,         DECEMBER 28,        DECEMBER 29,
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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5. RESTRUCTURING COSTS

     Due to increased general economic softness and deteriorating market conditions in the communications products market, during the third quarter of 2001 the Board of Directors approved the restructuring plan (as outlined below) and the Company incurred restructuring and other charges of $31.7 million. The Company's remaining liability at January 3, 2003 was $6.9 million, $4.2 million of which was classified as short-term. As of September 27, 2002, the Company had implemented all of the restructuring initiatives. Activity related to the accrued costs during 2002 is identified below:

                                          STAFF        FACILITY       KOREA
                                        REDUCTIONS   RESTRUCTURING   CLOSURE   OTHER   TOTAL
                                        ----------   -------------   -------   -----   -----
                                                            (IN MILLIONS)
Balance at December 28, 2001.........     $ 4.3         $ 11.0        $ 1.6    $ 0.8   $ 17.7
Accrual adjustments..................       0.4            1.0         (0.4)    (0.7)     0.3
Cash payments........................      (4.5)          (6.3)          --     (0.3)   (11.1)
Reclassification.....................        --           (0.5)          --      0.5       --
Foreign exchange.....................        --           (0.2)         0.2       --       --
                                          -----         ------        -----    -----   ------
Balance at January 3, 2003...........     $ 0.2         $  5.0        $ 1.4    $ 0.3   $  6.9
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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
                                                                 =====          =====

NOTE 7. DEBT

     Debt is summarized below:

                                                               JANUARY 3,    DECEMBER 28,
                                                                  2003           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
7% Zero-coupon convertible notes............................     $124.0         $221.8
Bank revolving lines of credit..............................       62.2            0.5
8% Senior notes.............................................        8.0           18.6
Other.......................................................        0.9            0.2
                                                                 ------         ------
          Total debt........................................     $195.1         $241.1
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

     Aggregate annual maturities of debt at January 3, 2003, were as follows:
2003 -- $8.9 million; 2004 -- $2.7 million; 2005 -- $59.5 million; 2006 -- none;
2007 -- none and $124.0 million thereafter. The amount due in 2003 was classified as long-term due to the Company's ability and intent to refinance through its long-term facilities.

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
                                                                 ======         ======

     Income tax expense (benefit) was comprised of:

                                                               YEARS ENDED
                                                ------------------------------------------
                                                 JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                    2003           2001           2000
                                                ------------   ------------   ------------
                                                              (IN MILLIONS)
Current:
  Foreign.....................................     $  9.7         $ 10.1         $ 11.8
  State.......................................        1.9            3.3            8.1
  Federal.....................................       15.7           25.1           36.7
                                                   ------         ------         ------
                                                     27.3           38.5           56.6
Deferred:
  Foreign.....................................        4.3           (0.7)          (0.7)
  State.......................................        0.2           (2.3)          (2.4)
  Federal.....................................       (2.8)         (10.9)           2.4
                                                   ------         ------         ------
                                                      1.7          (13.9)          (0.7)
                                                   ------         ------         ------
     Income tax expense.......................     $ 29.0         $ 24.6         $ 55.9
                                                   ======         ======         ======

     Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

                                                               YEARS ENDED
                                                ------------------------------------------
                                                 JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                    2003           2001           2000
                                                ------------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Statutory tax expense.........................     $ 25.4         $20.4          $47.1
Increase (reduction) in taxes resulting from:
  Losses on foreign operations................        6.5           0.9            2.3
  State income taxes..........................        1.4           0.5            3.7
  Amortization of goodwill....................         --           2.6            2.5
  Other, net..................................       (4.3)          0.2            0.3
                                                   ------         -----          -----
     Income tax expense.......................     $ 29.0         $24.6          $55.9
                                                   ======         =====          =====

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Change in projected benefit obligation:
  Beginning balance.........................................  $ 121.2   $ 107.4
  Service cost..............................................      7.1       7.0
  Interest cost.............................................      8.3       7.6
  Amendments................................................     (0.1)      0.7
  Actuarial loss (gain).....................................      2.6       3.2
  Benefits paid.............................................     (3.5)     (3.4)
  Foreign currency exchange rate changes....................      3.6      (1.3)
                                                              -------   -------
  Ending balance............................................  $ 139.2   $ 121.2
                                                              =======   =======
Change in plan assets at fair value:
  Beginning balance.........................................  $  95.3   $  99.8
  Actual return on plan assets..............................    (10.7)     (2.7)
  Company contributions.....................................      2.3       2.7
  Benefits paid.............................................     (3.5)     (3.4)
  Foreign currency exchange rate changes....................      2.5      (1.1)
                                                              -------   -------
  Ending balance............................................  $  85.9   $  95.3
                                                              =======   =======
Reconciliation of funded status:
  Projected benefit obligation..............................  $(139.2)  $(121.2)
  Plan assets at fair value.................................     85.9      95.3
                                                              -------   -------
  Funded status.............................................    (53.3)    (25.9)
  Unrecognized net actuarial loss (gain)....................     24.0       2.2
  Unrecognized prior service cost...........................      2.2       2.4
  Unrecognized transition obligation........................       --      (0.2)
                                                              -------   -------
  Accrued benefit cost......................................  $ (27.1)  $ (21.5)
                                                              =======   =======
Weighted average assumptions:
  Discount rate.............................................     6.45%     6.81%
  Expected return on plan assets............................     8.43%     8.53%
  Salary growth rate........................................     4.82%     4.96%

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 PENSION COSTS
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

     The following table summarizes the 2002, 2001 and 2000 activity under the employee and director option plans:

                                                                    WEIGHTED              WEIGHTED
                                                                    AVERAGE               AVERAGE
                                                         EMPLOYEE   EXERCISE   DIRECTOR   EXERCISE
                                                         OPTIONS     PRICE     OPTIONS     PRICE
                                                         --------   --------   --------   --------
                                                                  (OPTIONS IN THOUSANDS)
Balance at December 31, 1999...........................   5,183.6    $15.92      360.0     $14.57
Granted................................................   1,127.5     20.59         --         --
Exercised..............................................  (2,003.0)    16.14     (100.0)     11.30
Canceled...............................................    (147.1)    16.91         --         --
                                                         --------    ------     ------     ------

Balance at December 29, 2000...........................   4,161.0     17.06      260.0      15.83
Granted................................................   1,190.0     25.24         --         --
Exercised..............................................  (1,128.1)    16.91      (40.0)     17.24
Canceled...............................................    (138.3)    20.17         --         --
                                                         --------    ------     ------     ------

Balance at December 28, 2001...........................   4,084.6     19.37      220.0      15.57
Granted................................................   1,216.5     25.86         --         --
Exercised..............................................    (407.7)    15.46      (60.0)      8.42
Canceled...............................................     (55.9)    22.65         --         --
                                                         --------    ------     ------     ------

Balance at January 3, 2003.............................   4,837.5    $21.30      160.0     $18.26
                                                         ========    ======     ======     ======

Options exercisable at year-end:
  2000.................................................   2,031.3    $16.75      260.0     $15.83
  2001.................................................   1,649.0    $16.72      220.0     $15.57
  2002.................................................   2,184.9    $18.49      160.0     $18.26

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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the 2002, 2001 and 2000 option activity:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                                               OPTIONS        PRICE
                                                               --------     ---------
                                                               (OPTIONS IN THOUSANDS)
Balance at December 31, 1999................................     369.5       $12.08
Exercised...................................................    (323.7)       11.92
Canceled....................................................      (0.5)       14.50
                                                                ------

Balance at December 29, 2000................................      45.3        13.23
Exercised...................................................     (27.3)       12.40
Canceled....................................................        --           --
                                                                ------

Balance at December 28, 2001................................      18.0        14.50
Exercised...................................................     (18.0)       14.50
Canceled....................................................        --           --
                                                                ------

Balance at January 3, 2003..................................        --           --
                                                                ======
Options exercisable at year-end:
  2000......................................................      45.3       $13.23
  2001......................................................      18.0       $14.50

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

     The following table summarizes the 2002, 2001 and 2000 activity under the
DSUP:

                                                                    DSUP
                                                                STOCK UNITS
                                                               --------------
                                                               (IN THOUSANDS)
Balance at December 31, 1999................................       107.8
Granted.....................................................        20.4
Converted...................................................       (31.2)
                                                                   -----

Balance at December 29, 2000................................        97.0
Granted.....................................................        18.4
Converted...................................................       (31.8)
Canceled....................................................        (0.6)
                                                                   -----

Balance at December 28, 2001................................        83.0
Granted.....................................................        24.8
Converted...................................................        (6.6)
                                                                   -----

Balance at January 3, 2003..................................       101.2
                                                                   =====

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In 2001, the Company reported sales in all segments to a single customer that represented 10.3% of total net sales. No other customer accounted for 10% or more of sales in 2002, 2001 or 2000. Export sales were insignificant. Segment information for 2002, 2001 and 2000 was as follows:

                                       UNITED                NORTH                ASIA PACIFIC AND
                                       STATES     CANADA    AMERICA     EUROPE     LATIN AMERICA       TOTAL
                                      --------    ------    --------    ------    ----------------    --------
                                                                   (IN MILLIONS)
2002
Net sales.........................    $1,771.6    $224.6    $1,996.2    $344.9         $179.0         $2,520.1
Operating income (loss)*..........        72.1      11.6        83.7       5.3           (1.3)            87.7
Depreciation......................        15.2       0.9        16.1       1.8            1.2             19.1
Amortization......................         4.4        --         4.4        --             --              4.4
Total assets......................       842.7      96.8       939.5     171.2          115.3          1,226.0
Tangible long-lived assets........       126.1       1.9       128.0       3.5            3.1            134.6
Capital expenditures..............        15.2       0.1        15.3       0.7            0.9             16.9

2001
Net sales.........................    $2,179.5    $254.0    $2,433.5    $502.1         $208.6         $3,144.2
Operating income (loss)*..........        79.4      10.3        89.7      21.2           (8.9)           102.0
Depreciation......................        14.3       0.9        15.2       2.2            1.3             18.7
Amortization......................        12.7       0.4        13.1       0.3            0.3             13.7
Total assets......................       770.2     105.2       875.4     197.9          125.5          1,198.8
Tangible long-lived assets........       119.2       2.7       121.9       4.7            3.3            129.9
Capital expenditures..............        17.8       1.4        19.2       2.0            0.8             22.0

2000
Net sales.........................    $2,453.9    $285.4    $2,739.3    $587.1         $188.0         $3,514.4
Operating income (loss)*..........       144.6      19.6       164.2      24.6            1.0            189.8
Depreciation......................        12.1       0.8        12.9       2.9            1.3             17.1
Amortization......................        11.5       0.4        11.9       0.3            0.3             12.5
Total assets......................     1,028.0     147.5     1,175.5     375.6          134.9          1,686.0
Tangible long-lived assets........        89.8       3.7        93.5       5.2            4.2            102.9
Capital expenditures..............        18.4       0.9        19.3       1.4            1.9             22.6

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

                           ANIXTER INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 3, 2003 and December 28, 2001. The Company has never paid cash dividends on its common stock and has not adopted a plan to pay cash dividends in the foreseeable future.

                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JANUARY 3, 2003
Net sales...................................................  $ 614.7    $ 617.3    $ 626.3    $ 661.8
Cost of sales...............................................   (472.9)    (469.6)    (476.4)    (495.8)
Operating income............................................     20.5       22.5       23.1       21.6
Income before income taxes and extraordinary (loss) gain....     15.8       21.3       18.0       17.4
Income before extraordinary (loss) gain.....................      9.5       12.8       10.8       10.4
Extraordinary (loss) gain on early extinguishment of debt,
  net of tax................................................     (0.6)      (0.4)       0.8       (0.2)
Net income..................................................      8.9       12.4       11.6       10.2
Basic income (loss) per share:
  Income before extraordinary (loss) gain...................     0.26       0.35       0.29       0.28
  Extraordinary (loss) gain.................................    (0.02)     (0.01)      0.02      (0.01)
Net income..................................................     0.24       0.34       0.31       0.27
Diluted income (loss) per share:
  Income before extraordinary (loss) gain...................     0.25       0.33       0.28       0.27
  Extraordinary (loss) gain.................................    (0.02)     (0.01)      0.02      (0.01)
  Net income................................................     0.23       0.33       0.30       0.27
Composite stock price range:
  High......................................................    30.68      31.25      24.65      25.24
  Low.......................................................    25.87      22.03      20.39      18.95
  Close.....................................................    29.63      23.50      20.39      23.77
YEAR ENDED DECEMBER 28, 2001
Net sales...................................................  $ 880.3    $ 839.8    $ 761.5    $ 662.6
Cost of sales...............................................   (668.3)    (639.3)    (590.8)    (508.9)
Operating income (loss).....................................     49.7       43.2      (10.0)      19.1
Income (loss) before income taxes and extraordinary loss....     35.6       30.9      (19.7)      11.4
Income (loss) before extraordinary loss.....................     20.9       18.7      (11.7)       5.7
Extraordinary loss on early extinguishment of debt, net of
  tax.......................................................       --       (0.8)      (0.2)      (2.3)
Net income (loss)...........................................     20.9       17.9      (11.9)       3.4
Basic income (loss) per share:
  Income (loss) before extraordinary loss...................     0.57       0.52      (0.32)      0.16
  Extraordinary loss........................................       --      (0.02)     (0.01)     (0.06)
  Net income (loss).........................................     0.57       0.50      (0.33)      0.10
DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary loss...................     0.53       0.49      (0.32)      0.15
  Extraordinary loss........................................       --      (0.02)     (0.01)     (0.06)
  Net income (loss).........................................     0.53       0.47      (0.33)      0.09
Composite stock price range:
  High......................................................    29.25      31.80      31.69      30.86
  Low.......................................................    18.81      23.30      23.15      23.85
  Close.....................................................    24.10      30.70      24.78      28.82

     In the third quarter of 2001, the Company recorded a $31.7 million ($19.0 million after-tax) restructuring charge for severance and costs associated with closing and consolidating certain facilities. As a result, basic and diluted income per share were reduced by $0.52 and $0.50, respectively. Additionally, the year ended December 28, 2001 includes goodwill amortization of $2.2 million in the first quarter, $2.3 million in the second quarter, $2.2 million in the third quarter and $2.3 million in the fourth quarter. As a result, basic and diluted income per share were reduced by $0.06 and $0.05, respectively, in the first and second quarter and by $0.06 in the third and fourth quarters of 2001.

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

ITEM 14. CONTROLS AND PROCEDURES.

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

(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES.

(1) Financial Statements.

     The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Auditors are filed as part of this report.

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    18
Consolidated Statements of Operations for the years ended
  January 3, 2003, December 28, 2001 and December 29,
  2000......................................................    19
Consolidated Balance Sheets at January 3, 2003 and December
  28, 2001..................................................    20
Consolidated Statements of Cash Flows for the years ended
  January 3, 2003, December 28, 2001 and December 29,
  2000......................................................    21
Consolidated Statements of Stockholders' Equity for the
  years ended January 3, 2003, December 28, 2001 and
  December 29, 2000.........................................    22
Notes to the Consolidated Financial Statements..............    23

(2) Financial Statement Schedules.

     The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

                                                               PAGE
                                                               ----
I.    Condensed financial information of Registrant.........    49
II.   Valuation and qualifying accounts and reserves........    53

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

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                 (IN MILLIONS)

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                          ------------   ------------   ------------
Operating loss..........................................     $ (1.9)        $ (1.5)        $ (4.1)
Other income (expense):
  Interest income, including intercompany...............        5.6            5.3            6.6
  Other.................................................         --             --           (0.6)
                                                             ------         ------         ------
Income from operations before income taxes, equity in
  earnings of subsidiaries and extraordinary loss.......        3.7            3.8            1.9
Income tax benefit (expense)............................        5.5           (1.8)           1.9
Equity in earnings of subsidiaries......................       34.0           28.3           74.9
Extraordinary loss......................................       (0.1)            --             --
                                                             ------         ------         ------
Net income..............................................     $ 43.1         $ 30.3         $ 78.7
                                                             ======         ======         ======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                               JANUARY 3,    DECEMBER 28,
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
                                                                 ======         ======

                           ANIXTER INTERNATIONAL INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                           JANUARY 3,    DECEMBER 28,   DECEMBER 29,
                                                              2003           2001           2000
                                                          ------------   ------------   ------------
Operating activities:
     Net income.........................................    $  43.1        $  30.3         $ 78.7
     Extraordinary loss.................................        0.1             --             --
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Income tax (benefit) expense..................       (5.5)           1.8           (1.9)
          Equity in earnings of subsidiaries............      (34.0)         (28.3)         (74.9)
          Accretion of zero-coupon convertible notes....       (1.9)            --             --
          Income tax savings from employee stock
            plans.......................................        2.5            5.3           11.2
          Intercompany transactions.....................        6.4           (7.2)          (9.3)
          Change in other operating items...............       (0.9)           2.6            7.5
                                                            -------        -------         ------
            Net cash provided by operating activities...        9.6            4.5           11.3
Investing activities:
  Proceeds from sale of Anixter Inc. shares to Anixter
     Inc................................................       66.7             --             --
                                                            -------        -------         ------
            Net cash provided by investing activities...       66.7             --             --
Financing activities:
  Retirement of 7% zero-coupon convertible notes........     (107.1)            --             --
  Loans (to) from subsidiaries, net.....................       22.9           20.5         (224.4)
  Proceeds from issuance of common stock................        7.5           22.3           34.9
  Purchase of treasury stock............................         --          (46.9)         (15.4)
  Proceeds from long-term debt..........................         --             --          200.0
  Debt issuance costs...................................         --             --           (6.4)
                                                            -------        -------         ------
            Net cash used in financing activities.......      (76.7)          (4.1)         (11.3)
                                                            -------        -------         ------
Cash provided (used)....................................       (0.4)           0.4             --
Cash at beginning of year...............................        0.8            0.4            0.4
                                                            -------        -------         ------
Cash at end of year.....................................    $   0.4        $   0.8         $  0.4
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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SKOKIE, STATE OF ILLINOIS, ON THE 25TH DAY OF MARCH, 2003.

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

            /s/ ROBERT W. GRUBBS                 Chief Executive Officer and President     March 25, 2003
-------------------------------------------          (Principal Executive Officer)
              Robert W. Grubbs

            /s/ DENNIS J. LETHAM                    Senior Vice President--Finance         March 25, 2003
-------------------------------------------            (Chief Financial Officer)
              Dennis J. Letham

           /s/ TERRANCE A. FABER                      Vice President--Controller           March 25, 2003
-------------------------------------------           (Chief Accounting Officer)
             Terrance A. Faber

           /s/ LORD JAMES BLYTH*                               Director                    March 25, 2003
-------------------------------------------
              Lord James Blyth

          /s/ ROBERT L. CRANDALL*                              Director                    March 25, 2003
-------------------------------------------
             Robert L. Crandall

            /s/ ROBERT W. GRUBBS                               Director                    March 25, 2003
-------------------------------------------
              Robert W. Grubbs

            /s/ F. PHILIP HANDY*                               Director                    March 25, 2003
-------------------------------------------
              F. Philip Handy

            /s/ MELVYN N. KLEIN*                               Director                    March 25, 2003
-------------------------------------------
              Melvyn N. Klein

             /s/ JOHN R. PETTY*                                Director                    March 25, 2003
-------------------------------------------
               John R. Petty

            /s/ STUART M. SLOAN*                               Director                    March 25, 2003
-------------------------------------------
              Stuart M. Sloan

          /s/ THOMAS C. THEOBALD*                              Director                    March 25, 2003
-------------------------------------------
             Thomas C. Theobald

        /s/ MARY AGNES WILDEROTTER*                            Director                    March 25, 2003
-------------------------------------------
           Mary Agnes Wilderotter

             /s/ MATTHEW ZELL*                                 Director                    March 25, 2003
-------------------------------------------
                Matthew Zell

              /s/ SAMUEL ZELL*                                 Director                    March 25, 2003
-------------------------------------------
                Samuel Zell

 *By    /s/ DENNIS J. LETHAM
       -------------------------------------
        Dennis J. Letham (Attorney in fact)

        Dennis J. Letham, as attorney in fact for each person indicated.

              PRESIDENT AND CHIEF EXECUTIVE OFFICER CERTIFICATION

     I, Robert W. Grubbs, certify that:

          (1) I have reviewed this annual report on Form 10-K/A of Anixter International Inc.;

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

March 25, 2003

                SENIOR VICE PRESIDENT - FINANCE AND CHIEF FINANCIAL OFFICER CERTIFICATION

     I, Dennis J. Letham, certify that:

          (1) I have reviewed this annual report on Form 10-K/A of Anixter International Inc.;

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

March 25, 2003