Form 10-Q
period 2003-04-04
ANIXTER INTERNATIONAL INC
filed 2003-05-15
CIK 52795

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 2003

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 1-5989

                           ANIXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             94-1658138
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


                               2301 PATRIOT BLVD.
                            GLENVIEW, ILLINOIS 60025
                                 (224) 521-8000
          (Address and telephone number of principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X  No
   ---   ---

         At May 8, 2003, 36,731,524 shares of the registrant's Common Stock, $1.00 par value, were outstanding.



================================================================================

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements......................................................   1

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................   *

Item 4.    Controls and Procedures...................................................  14

                  PART II. OTHER INFORMATION

Item 1.    Legal Proceedings........................................................    *

Item 2.    Changes in Securities and Use of Proceeds.................................   *

Item 3.    Defaults Upon Senior Securities...........................................   *

Item 4.    Submission of Matters to a Vote of Security Holders.......................   *

Item 5.    Other Information ........................................................   *

Item 6.    Exhibits and Reports on Form 8-K..........................................  15


----------

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

             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)




                                                                   13 WEEKS ENDED
                                                         ----------------------------------
                                                            APRIL 4,           MARCH 29,
(In millions, except per share amounts)                      2003                2002
                                                         --------------     ---------------

NET SALES                                                      $ 662.2             $ 614.7
Cost of operations:
    Cost of goods sold                                           501.4               475.1
    Operating expenses                                           137.8               119.1
    Amortization of intangibles                                    0.4                   -
                                                         --------------     ---------------
                 Total costs and expenses                        639.6               594.2
                                                         --------------     ---------------
OPERATING INCOME                                                  22.6                20.5

Other expenses:
    Interest expense                                              (3.4)               (4.7)
    Extinguishment of debt                                        (0.4)               (1.0)
    Other, net                                                    (1.3)                  -
                                                         --------------     ---------------
Income before income taxes                                        17.5                14.8
Income tax expense                                                 7.3                 5.9
                                                         --------------     ---------------
NET INCOME                                                     $  10.2             $   8.9
                                                         ==============     ===============

BASIC INCOME PER SHARE                                         $  0.28             $  0.24

DILUTED INCOME PER SHARE                                       $  0.27             $  0.23








   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                APRIL 4,              JANUARY 3,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                              2003                    2003
                                                                             ---------------         --------------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash                                                                      $         24.0          $        19.1
   Accounts receivable (less allowances of
     $15.0 and $15.4 in 2003 and 2002, respectively)                                  206.4                  188.2
   Note receivable - unconsolidated subsidiary                                         62.2                   69.6
   Inventories                                                                        492.5                  498.8
   Deferred income taxes                                                               26.5                   26.5
   Other current assets                                                                12.0                   10.0
                                                                             ---------------         --------------
       Total current assets                                                           823.6                  812.2
Property and equipment, at cost                                                       197.2                  191.1
Accumulated depreciation                                                             (129.9)                (132.0)
                                                                             ---------------         --------------
       Net property and equipment                                                      67.3                   59.1
Goodwill (less accumulated amortization of
   $96.6 and $96.0 in 2003 and 2002, respectively)                                    248.9                  247.6
Other assets                                                                          109.7                  107.1
                                                                             ---------------         --------------
                                                                             $      1,249.5          $     1,226.0
                                                                             ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $        281.6          $       257.3
   Accrued expenses                                                                    77.2                   83.5
   Accrued restructuring                                                                3.5                    4.2
   Income taxes payable                                                                 3.7                    4.7
                                                                             ---------------         --------------
       Total current liabilities                                                      366.0                  349.7

Long-term debt                                                                        200.2                  195.1
Other liabilities                                                                      48.6                   46.4
                                                                             ---------------         --------------
       Total liabilities                                                              614.8                  591.2
STOCKHOLDERS' EQUITY
   Common stock - - $1.00 par value, 100,000,000 shares
       authorized, 36,705,774 and 37,500,878 shares issued
       and outstanding in 2003 and 2002, respectively                                  36.7                   37.5
   Capital surplus                                                                     29.0                   45.2
   Foreign currency translation                                                       (37.0)                 (43.9)
   Minimum pension liability                                                           (0.3)                  (0.3)
   Unrealized loss on foreign exchange contracts                                       (0.2)                     -
   Retained earnings                                                                  606.5                  596.3
                                                                             ---------------         --------------
       Total stockholders' equity                                                     634.7                  634.8
                                                                             ---------------         --------------
                                                                             $      1,249.5          $     1,226.0
                                                                             ===============         ==============


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          13 WEEKS ENDED
                                                                             ------------------------------------
                                                                                     APRIL 4,          MARCH 29,
(IN MILLIONS)                                                                          2003               2002
                                                                             -----------------  -----------------

OPERATING ACTIVITIES
   Net income                                                                          $ 10.2              $ 8.9
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
        Loss on extinguishment of debt                                                    0.4                1.0
        Loss (gain) on sale or disposal of fixed assets and securities                    0.1               (1.2)
        Depreciation and amortization                                                     5.9                5.9
        Accretion of zero-coupon convertible notes                                        2.2                3.8
        Deferred income taxes                                                            (0.1)                 -
        Changes in current assets and liabilities, net                                   12.1               25.1
        Restructuring and other charges                                                  (1.1)              (3.1)
        Other, net                                                                        2.6                2.1
                                                                             -----------------  -----------------
              Net cash provided by continuing operating activities                       32.3               42.5

INVESTING ACTIVITIES
   Capital expenditures                                                                 (12.6)              (1.5)
                                                                             -----------------  -----------------
              Net cash used in continuing investing activities                          (12.6)              (1.5)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                   121.4               43.6
   Repayment of long-term borrowings                                                   (116.7)             (43.6)
   Purchases of common stock for treasury                                               (17.3)                 -
   Retirement of notes payable                                                           (2.0)             (22.9)
   Proceeds from issuance of common stock                                                 0.5                2.2
   Debt issuance costs                                                                   (0.4)                 -
   Other, net                                                                               -               (0.1)
                                                                             -----------------  -----------------
              Net cash used in continuing financing activities                          (14.5)             (20.8)
                                                                             -----------------  -----------------

INCREASE IN CASH FROM CONTINUING OPERATIONS                                               5.2               20.2
Net cash (used in) provided by discontinued operations                                   (0.3)               0.3
Cash at beginning of period                                                              19.1               27.2
                                                                             -----------------  -----------------
Cash at end of period                                                                  $ 24.0             $ 47.7
                                                                             =================  =================



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

         The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended January 3, 2003. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No. 145 as required on January 4, 2003. As a result, any gain or loss from the extinguishment of debt is recorded as a non-operating item, "Extinguishment of debt," from continuing operations before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified in accordance with this statement. The adoption of SFAS No. 145 did not have a material effect on the Company's results of operations, financial position or debt covenants.

         In the first quarter 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under the new accounting guidance, cash consideration for reimbursement of specific, identifiable and incremental costs incurred by the Company to sell the vendor's products should be characterized as a reduction of the associated cost when recognized in the Company's income statement. Previously, all reimbursements from vendors were classified as a reduction of costs of sales, while the associated costs were classified as operating expenses. Accordingly, the Company reclassified the prior corresponding period amount. This change in accounting increased cost of sales and reduced operating expenses by $1.9 million and $2.2 million for the first quarter ending April 4, 2003 and March 29, 2002, respectively. As a result, there was no impact on net income.

Stock based compensation

         Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units are amortized over the four year vesting period from the date of grant. In the first quarter of 2003, $0.2 million was recognized as expense. Total expense for fiscal 2003 is expected to be approximately $1.8 million.

         Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Statements of Operations for the stock option plans.

         The Black-Scholes option pricing model was developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. Had compensation costs for the plans been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized over the respective vesting period, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                  13 WEEKS ENDED
                                                              ---------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                       APRIL 4,     MARCH 29,
                                                                2003         2002
                                                              --------     --------
Net income as reported                                         $ 10.2      $  8.9
Add: Stock-based employee compensation expense included in
          net income, net                                         0.6         0.6
Deduct: Stock-based employee compensation expense, net           (2.6)       (2.5)
                                                               ------      ------
Pro forma net income                                           $  8.2      $  7.0
                                                               ======      ======

Basic earnings per share:
          as reported                                          $ 0.28      $ 0.24
          pro forma                                            $ 0.22      $ 0.19

Diluted earnings per share:
          as reported                                          $ 0.27      $ 0.23
          pro forma                                            $ 0.22      $ 0.19


         The weighted average fair value of the Company's stock options (which was $15.02 per share at March 29, 2002) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.8%; and an average expected life of 8 years.

NOTE 2.  INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per common share:


                                                       13 WEEKS ENDED
                                                   ---------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             APRIL 4,    MARCH 29,
                                                     2003         2002
                                                   --------     --------
BASIC INCOME PER SHARE:

    Net income                                     $   10.2     $    8.9
    Weighted-average common shares outstanding         36.9         36.6
    Net income per share                           $   0.28     $   0.24

DILUTED INCOME PER SHARE:

    Net income                                     $   10.2     $    8.9

    Weighted-average common shares outstanding         36.9         36.6
    Effect of dilutive securities:
         Stock options and units                        0.9          1.4
                                                   --------     --------
    Weighted-average common shares outstanding         37.8         38.0
                                                   ========     ========

    Net income per share                           $   0.27     $   0.23


         Common stock equivalents relating to the 7% zero-coupon convertible notes were excluded from the calculation of diluted income per share because the effect would have been antidilutive.

NOTE 3.  COMPREHENSIVE INCOME

         Comprehensive income, net of tax, consisted of the following:


                                                       13 WEEKS ENDED
                                                   ---------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             APRIL 4,    MARCH 29,
                                                     2003         2002
                                                   --------     --------
Net income                                         $   10.2     $    8.9
Change in cumulative translation adjustment             6.9          7.4
Change in fair market value of derivatives             (0.2)        (5.1)
                                                   --------     --------
Comprehensive income                               $   16.9     $   11.2
                                                   ========     ========

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)           APRIL 4,    JANUARY 3,
                                                    2003        2003
                                                 ----------   ---------
                                                 (UNAUDITED)
Current assets                                    $  819.7     $  813.4
Property, net                                         67.3         59.1
Goodwill, net                                        248.9        247.6
Other assets                                         107.0        104.1
                                                  --------     --------
                                                  $1,242.9     $1,224.2
                                                  ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities                               $  359.8     $  347.3
Subordinated notes payable to parent                 140.2        210.2
Long-term debt                                        74.1         71.1
Other liabilities                                     48.5         46.2
Stockholders' equity                                 620.3        549.4
                                                  --------     --------
                                                  $1,242.9     $1,224.2
                                                  ========     ========


                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       13 WEEKS ENDED
                                                    --------------------
(IN MILLIONS)                                       APRIL 4,   MARCH 29,
                                                     2003        2002
                                                    -------    ---------
Net sales                                           $662.2       $614.7
Operating income                                    $ 22.7       $ 20.1
Income before income taxes                          $ 17.6       $ 15.0
Net income                                          $ 10.2       $  8.8

NOTE 5.  ACQUISITION

         On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $81.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $14.1 million. Customer relationships are being amortized on a straight-line basis over approximately 9 years. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. In the first quarter 2003, Pentacon contributed $49.6 million of sales and $1.8 million of operating income.

NOTE 6.  RESTRUCTURING COSTS

         Due to general economic softness and deteriorating market conditions in the communications products market, during the third quarter of 2001 the Board of Directors approved a restructuring plan and the Company incurred unusual restructuring and other charges of $31.7 million. The Company's remaining liability at April 4, 2003, was $5.8 million, of which $3.5 million was classified as short-term. As of September 27, 2002, the Company had implemented all of the restructuring initiatives.

         Activity related to the accrued costs during 2003 is identified below:


                                  STAFF        FACILITY         KOREA
(IN MILLIONS)                   REDUCTIONS   RESTRUCTURING     CLOSURE       OTHER       TOTAL
                                ----------   -------------     -------       -----       -----
Balance at January 3, 2003      $     0.2      $     5.0       $    1.4     $    0.3     $ 6.9
Cash payments                        (0.1)          (1.0)           --            -       (1.1)
                                ---------       --------       --------     --------     -----
Balance at April 4, 2003        $     0.1      $     4.0       $    1.4     $    0.3     $ 5.8
                                =========      =========       ========     ========     =====


         Cash payments during 2003 consisted of $0.1 million for severance and $1.0 million for committed lease payments, net of sublet income.

NOTE 7.  SHARE REPURCHASE

         In the first quarter of 2003, the Company repurchased 832,200 shares at an average cost of $22.12. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in 2002. The Company has the authorization to purchase 0.4 million additional shares with the volume and timing to depend on market conditions.

NOTE 8.  BUSINESS SEGMENTS

         The Company is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Asia Pacific and Latin America as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Segment information for the 13 weeks ended April 4, 2003 and March 29, 2002 was as follows:


                                           13 WEEKS ENDED
                                       ----------------------
(IN MILLIONS)                          APRIL 4,      MARCH 29,
                                         2003          2002
                                       --------     ---------
Net sales
    United States                      $  457.2     $  433.5
    Canada                                 60.9         54.1
                                       --------     --------
         North America                    518.1        487.6
    Europe                                 97.9         84.4
    Asia Pacific and Latin America         46.2         42.7
                                       --------     --------
                                       $  662.2     $  614.7
                                       ========     ========

Operating income (loss)
    United States                      $   16.4     $   14.9
    Canada                                  2.7          3.1
                                       --------     --------
         North America                     19.1         18.0
    Europe                                  3.0          3.4
    Asia Pacific and Latin America          0.5         (0.9)
                                       --------     --------
                                       $   22.6     $   20.5
                                       ========     ========



                                       APRIL 4,     JANUARY 3,
                                         2003          2003
                                       --------     ---------
Total assets
    United States                      $  857.8     $  842.7
    Canada                                107.8         96.8
                                       --------     --------
         North America                    965.6        939.5
    Europe                                168.8        171.2
    Asia Pacific and Latin America        115.1        115.3
                                       --------     --------
                                       $1,249.5     $1,226.0
                                       ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended January 3, 2003. This discussion contains forward-looking statements, which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth in this report.

ACQUISITION

         On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $81.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $14.1 million. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. In the first quarter 2003, Pentacon contributed $49.6 million of sales and $1.8 million of operating income.

ACCOUNTS RECEIVABLE SECURITIZATION

         On October 6, 2000, the Company entered into an accounts receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At April 4, 2003 and January 3, 2003, the outstanding balance of accounts receivable sold to ARC totaled $243.7 million and $248.6 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Consolidated net cash provided by continuing operating activities was $32.3 million for the first quarter of 2003 compared to $42.5 million for the same period in 2002. Cash provided by operating activities decreased primarily because the decline in working capital in 2003 was less than the decline in 2002, a result of the stabilization of sales. In 2003, the Company paid $1.1 million for leases, severance and outplacement costs associated with the 2001 restructuring, compared to $3.1 million for the corresponding period in 2002.

         Consolidated net cash used in investing activities was $12.6 million for the first quarter of 2003 versus $1.5 million for the same period in 2002, due to an increase in capital expenditures. In the first quarter of 2003, the

Company spent $11.2 million for the continued construction of the new corporate headquarters building. The Company anticipates recovering the capital invested in this project in the second half of 2003 through a sale and leaseback transaction. Capital expenditures are expected to be approximately $24.0 million in 2003, $18.0 million of which is for the new corporate headquarters.

         Consolidated net cash used in financing activities was $14.5 million for the first quarter of 2003 in comparison to $20.8 million in the corresponding 2002 period. In the first quarter of 2003, the Company paid $17.3 million for the purchase of treasury stock and $2.0 million for the repurchase of the 8% senior notes. Net proceeds from borrowing under the revolving credit agreements were $4.7 million. In the first quarter of 2002, the Company paid $22.9 million for the repurchase of its 7% zero-coupon convertible notes and 8% senior notes. In 2002, the Company received $2.2 million for the exercise of employee stock options.

         Cash used in discontinued operations was $0.3 million in the first quarter of 2003 compared to $0.3 million provided in the corresponding 2002 period.

Financings

         Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At April 4, 2003, $224.9 million was available under the bank revolving lines of credit at Anixter Inc., of which $14.0 million was available to pay the Company for intercompany liabilities. Additionally, as of April 4, 2003, the maximum dividend Anixter Inc. can declare to the Company is $21.0 million.

         During the first quarter of 2003, the Company retired $2.0 million of the 8% senior notes and cancelled $115.0 million of its available revolving credit facility in order to reduce costs associated with the excess availability. As a result, the Company recorded a loss on extinguishment of debt of $0.4 million. The Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

         Consolidated interest expense was $3.4 million and $4.7 million for the first quarter of 2003 and 2002, respectively. The decrease is due to lower debt levels and reduced interest rates. The average outstanding long-term debt balance for the first quarter of 2003 and 2002 was $212.9 million and $239.4 million, respectively. The effective interest rate for the first quarter of 2003 and 2002 was 6.3% and 7.9%, respectively. Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses/income incurred by ARC of $1.1 million of expense and $0.1 million of income, for the first quarter of 2003 and 2002, respectively. Included in the ARC net expense/income amount was interest expense incurred by ARC of $0.7 million and $0.8 million for the first quarter of 2003 and 2002, respectively. The accounting rules require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for the first quarter of 2003 and 2002 was $121.3 million and $132.9 million, respectively. The effective interest rate on the ARC debt was 2.3% and 2.6% for the first quarter of 2003 and 2002, respectively.

         In the first quarter of 2003, the Company repurchased 832,200 shares at an average cost of $22.12. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in 2002. The Company has the authorization to purchase 0.4 million additional shares with the volume and timing to depend on market conditions.

RESULTS OF OPERATIONS

         The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition, the Company's future performance could be affected by economic downturns, potentially rapid changes in applicable technologies, regulatory changes or liquidity problems that may be experienced by the Company's two largest customers.

         Quarter ended April 4, 2003: Net income for the first quarter of 2003 was $10.2 million compared with $8.9 million for the first quarter of 2002. On September 20, 2002, the Company completed the purchase of the operations and certain assets and liabilities of Pentacon, Inc. Net sales and operating income for the acquired business were $49.6 million and $1.8 million, respectively, for the first quarter of 2003. The Company incurred a loss of $0.4 million in the first quarter of 2003 for the early extinguishment of $2.0 million of its 8% senior notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In the first quarter of 2002, the Company incurred a $1.0 million loss for the early extinguishment of $15.3 million of the 7% zero-coupon convertible notes and $7.0 million of its 8% senior notes.

         The Company's net sales during the first quarter of 2003 increased 7.7% to $662.2 million from $614.7 million in the same period in 2002. Net sales by major geographic market are presented in the following table:


                                     13 WEEKS ENDED
                                  ---------------------
     (IN MILLIONS)                APRIL 4,    MARCH 29,
                                    2003        2002
                                  --------    --------
North America                      $ 518.1     $ 487.6
Europe                                97.9        84.4
Asia Pacific and Latin America        46.2        42.7
                                   -------     -------
                                   $ 662.2     $ 614.7
                                   =======     =======


         North America net sales for the first quarter of 2003 increased 6.2% to $518.1 million from the corresponding period in 2002. Excluding Pentacon, sales declined 3.9%. The decrease in sales reflects the decline in telecom spending which continued to fall during the first half of 2002. While such sales firmed in the later months of 2002, the first half of 2003 will have some difficult sales comparisons with sales for telecom related integrated supply down $35.3 million in the first quarter from 2002. The sales volume for the remainder of the North American communications, industrial wire and cable and OEM supply customers grew $16.1 million, or 3.3%, from the first quarter of 2002. Pentacon sales grew 11.6% to $49.6 million from the fourth quarter of 2002.

         While Europe net sales increased 16.0% in the first quarter to $97.9 million from $84.4 million in 2002, the increase was driven by the change in exchange rates. Excluding the effects of changes in the exchange rates, Europe's sales declined 1.7% as Europe continues to experience weak economic conditions.

         Asia Pacific and Latin America net sales increased 8.0% to $46.2 million from $42.7 million in 2002. Excluding the effect of changes in exchange rates, sales increased 11.9%. The improvement is primarily due to increases on telecom related integrated supply sales in Asia.

         Operating income increased to $22.6 million in 2003 from $20.5 million in the first quarter of 2002. Operating income (loss) by major geographic market is presented in the following table:


                                               13 WEEKS ENDED
                                       -----------------------------
(IN MILLIONS)                           APRIL 4,           MARCH 29,
                                         2003                2002
                                       ---------           ---------

North America                          $   19.1             $ 18.0
Europe                                      3.0                3.4
Asia Pacific and Latin America              0.5               (0.9)
                                       --------             ------
                                       $   22.6             $ 20.5
                                       ========             ======

         Excluding the results of Pentacon, North America operating income for the first quarter declined 3.5% to $17.3 million from the corresponding period in 2002 due to the decline in telecom related integrated supply sales. Gross margins increased to 23.7% in 2003 from 22.4% from the same period in 2002. The increase is primarily due to the lower percentage of integrated supply sales in 2003, which have lower gross margins. Integrated supply sales represented 11.6% of sales in 2003 as compared to 18.4% for the first quarter of 2002. Operating expenses increased $2.0 million from the first quarter of 2002, primarily due to higher pension, healthcare and insurance costs. As a result, the operating margin improved slightly to 3.8% from 3.7% in 2002.

         Europe operating income decreased 13.1% to $3.0 million in the first quarter of 2003 from $3.4 million in 2002. Excluding the effect of exchange rate changes, operating income decreased 28.4%. The decline primarily reflects the lower sales level along with higher benefit expenses.

         Asia Pacific and Latin America operating income increased to $0.5 million in the first quarter of 2003 from an operating loss of $0.9 million in 2002. The improvement reflects the higher sales levels combined with tight expense controls. Excluding the effect of exchange rate changes, operating income increased by $1.3 million.

         Other, net income (expense) includes the following:



                                              13 WEEKS ENDED
                                       ---------------------------
(IN MILLIONS)                          APRIL 4,          MARCH 29,
                                         2003               2002
                                       --------          ---------
Accounts receivable securitization     $   (1.1)           $  0.1
Foreign exchange                             --              (1.3)
Gain on sale of real estate                  --               1.2
Other                                      (0.2)               --
                                       --------            ------
                                       $   (1.3)           $   --
                                       ========            ======

         In the first quarter of 2002, the Company's Argentina subsidiary incurred $1.6 million of foreign exchange losses.

         The consolidated tax provision increased to $7.3 million in 2003 from $5.9 million in the first quarter of 2002. The increase is a result of higher pre-tax income along with an increase in the effective tax rate. The 2003 effective tax rate is 42.0% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in non-deductible losses in certain foreign entities.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        10.1 Anixter International Inc. 2003 Restricted Stock Unit Grant Agreement.

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


                                       ANIXTER INTERNATIONAL INC.

Date: May 15, 2003                     By:  /s/ Robert W. Grubbs
                                          --------------------------------------
                                                 Robert W. Grubbs
                                          President and Chief Executive Officer


Date: May 15, 2003                     By:  /s/ Dennis J. Letham
                                          --------------------------------------
                                                Dennis J. Letham
                                            Senior Vice President - Finance
                                              and Chief Financial Officer

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


May 15, 2003                             /s/ Robert W. Grubbs
                                         ---------------------------------------
                                         Robert W. Grubbs
                                         President and Chief Executive Officer

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


May 15, 2003                              /s/ Dennis J. Letham
                                          --------------------------------------
                                          Dennis J. Letham
                                          Senior Vice President-Finance and
                                          Chief Financial Officer