Form 10-Q
period 2003-07-04
ANIXTER INTERNATIONAL INC
filed 2003-08-15
CIK 52795

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                   SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 2003

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

     Yes X      No
        ---       ----

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                                 ---    ---

          At August 11, 2003, 36,203,955 shares of the registrant's Common Stock, $1.00 par value, were outstanding.


================================================================================

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation...........13

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................*

Item 4. Controls and Procedures........................................................................20

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................*

Item 2. Changes in Securities and Use of Proceeds.......................................................*

Item 3. Defaults Upon Senior Securities.................................................................*

Item 4. Submission of Matters to a Vote of Security Holders............................................21

Item 5. Other Information...............................................................................*

Item 6. Exhibits and Reports on Form 8-K...............................................................21

-----------------
*No reportable information under this item.


This report may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which can be identified by the use of forward-looking terminology such as "believe", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new or changed competitors.

             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                13 WEEKS ENDED                        26 WEEKS ENDED
                                                        ---------------------------------     ---------------------------------
                                                           JULY 4,           JUNE 28,            JULY 4,           JUNE 28,
                                                            2003               2002               2003               2002
                                                        --------------     --------------     --------------     --------------
NET SALES                                               $       644.8      $       617.3      $     1,307.0      $     1,232.0
Cost of Operations:
    Cost of goods sold                                          486.8              471.0              988.2              946.1
    Operating expenses                                          136.4              123.8              274.2              242.9
    Amortization of intangibles                                   0.3                  -                0.7                  -
                                                        --------------     --------------     --------------     --------------
           Total costs and expenses                             623.5              594.8            1,263.1            1,189.0
                                                        --------------     --------------     --------------     --------------
OPERATING INCOME                                                 21.3               22.5               43.9               43.0

Other expenses:
    Interest expense                                             (3.3)              (4.1)              (6.7)              (8.8)
    Extinguishment of debt                                       (5.8)              (0.6)              (6.2)              (1.6)
    Other, net                                                    0.6                2.9               (0.7)               2.9
                                                        --------------     --------------     --------------     --------------
Income before income taxes                                       12.8               20.7               30.3               35.5
Income tax expense                                                5.5                8.3               12.8               14.2
                                                        --------------     --------------     --------------     --------------
NET INCOME                                              $         7.3      $        12.4      $        17.5      $        21.3
                                                        ==============     ==============     ==============     ==============


BASIC INCOME PER SHARE                                  $        0.20      $        0.34      $        0.48      $        0.58

DILUTED INCOME PER SHARE                                $        0.20      $        0.33      $        0.47      $        0.56


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                                                                   JULY 4,                JANUARY 3,
ASSETS                                                                              2003                     2003
                                                                               ----------------         ----------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
   Cash                                                                        $          27.3          $          19.1
   Accounts receivable (less allowances of
     $14.4 and $15.4 in 2003 and 2002, respectively)                                     227.8                    188.2
   Bond offering proceeds receivable                                                     121.9                        -
   Note receivable - unconsolidated subsidiary                                            42.3                     69.6
   Inventories                                                                           483.4                    498.8
   Deferred income taxes                                                                  26.6                     26.5
   Income tax receivable                                                                   3.2                        -
   Other current assets                                                                   11.7                     10.0
                                                                               ----------------         ----------------
       Total current assets                                                              944.2                    812.2
Property and equipment, at cost                                                          197.4                    191.1
Accumulated depreciation                                                                (128.3)                  (132.0)
                                                                               ----------------         ----------------
       Property and equipment, net                                                        69.1                     59.1
Goodwill (less accumulated amortization of
   $97.4 and $96.0 in 2003 and 2002, respectively)                                       253.1                    247.6
Other assets                                                                             117.9                    107.1
                                                                               ----------------         ----------------
                                                                               $       1,384.3          $       1,226.0
                                                                               ================         ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $         246.1          $         257.3
   Accrued expenses                                                                       75.5                     83.5
   Common stock and bond repurchase payable                                               85.6                        -
   Accrued restructuring                                                                   3.4                      4.2
   Income taxes payable                                                                      -                      4.7
                                                                               ----------------         ----------------
       Total current liabilities                                                         410.6                    349.7

Long-term debt                                                                           278.3                    195.1
Other liabilities                                                                         51.6                     46.4
                                                                               ----------------         ----------------
       Total liabilities                                                                 740.5                    591.2
STOCKHOLDERS' EQUITY
   Common stock --- $1.00 par value, 100,000,000 shares authorized, 36,039,952 and 37,500,878 shares issued and outstanding
        in 2003 and 2002, respectively                                                    36.0                     37.5
   Capital surplus                                                                        15.1                     45.2
   Foreign currency translation                                                          (20.2)                   (43.9)
   Minimum pension liability                                                              (0.3)                    (0.3)
   Unrealized loss on foreign exchange contracts                                          (0.6)                       -
   Retained earnings                                                                     613.8                    596.3
                                                                               ----------------         ----------------
        Total stockholders' equity                                                       643.8                    634.8
                                                                               ----------------         ----------------
                                                                               $       1,384.3          $       1,226.0
                                                                               ================         ================



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(IN MILLIONS)

                                                                                         26 WEEKS ENDED
                                                                                 ---------------------------------
                                                                                   JULY 4,             JUNE 28,
                                                                                     2003                2002
                                                                                 -------------       -------------
OPERATING ACTIVITIES
   Net income                                                                    $        17.5        $        21.3
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
        Loss on extinguishment of debt                                                     6.2                  1.0
        Loss (gain) on sale or disposal of fixed assets and securities                     0.2                 (3.3)
        Depreciation and amortization                                                     11.9                 11.5
        Accretion of zero-coupon convertible notes                                         4.3                  7.2
        Income tax savings from employee stock plans                                       0.5                  2.4
        Changes in current assets and liabilities, net                                   (15.8)                60.3
        Restructuring and other charges                                                   (1.7)                (6.5)
        Other, net                                                                         4.5                  4.6
                                                                                 -------------        -------------
            Net cash provided by continuing operating activities                          27.6                 98.5

INVESTING ACTIVITIES
   Capital expenditures                                                                  (20.1)                (5.4)
   Proceeds from the sale of fixed assets                                                  1.5                  2.1
   Proceeds from the sale of securities                                                      -                  2.0
                                                                                 -------------        -------------
            Net cash used in continuing investing activities                             (18.6)                (1.3)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                    237.8                 46.9
   Repayment of long-term borrowings                                                    (218.9)               (46.9)
   Purchases of common stock for treasury                                                (18.4)                   -
   Retirement of notes payable                                                            (2.0)               (47.9)
   Proceeds from issuance of common stock                                                  1.6                  5.5
   Debt issuance costs                                                                    (0.4)                   -
   Other, net                                                                             (0.1)                (0.3)
                                                                                 -------------        -------------
            Net cash used in continuing financing activities                              (0.4)               (42.7)
                                                                                 -------------        -------------
INCREASE IN CASH FROM CONTINUING OPERATIONS                                                8.6                 54.5
Net cash (used in) provided by discontinued operations                                    (0.4)                 0.4
Cash at beginning of period                                                               19.1                 27.2
                                                                                 -------------        -------------
Cash at end of period                                                            $        27.3        $        82.1
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

Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No.145 as required on January 4, 2003. As a result, any gain or loss from the extinguishment of debt is recorded as other income or expense before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified in accordance with this statement. The adoption of SFAS No. 145 did not have a material effect on the Company's results of operations, financial position or debt covenants.

         In the first quarter 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under the new accounting guidance, cash consideration for reimbursement of specific, identifiable and incremental costs incurred by the Company to sell the vendor's products should be characterized as a reduction of the associated cost when recognized in the Company's income statement. Previously, all reimbursements from vendors were classified as a reduction of costs of sales, while the associated costs were classified as operating expenses. Accordingly, the Company reclassified the prior corresponding period amount. This change in accounting increased cost of sales and reduced operating expenses for the 13 weeks and 26 weeks ended July 4, 2003 and June 28, 2002, by $2.0 million and $3.9 million, and $1.4 million and $3.6 million, respectively. As a result, there was no impact on net income.

         In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an effect on the Company's results of operations, financial position or debt covenants.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's results of operations, financial position or debt covenants.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 5, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact the Company's condensed consolidated financial statements.

Stock based compensation

         Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units are amortized over the four year vesting period from the date of grant. During the 13 and 26 weeks ended July 4, 2003, $0.5 million and $0.7 million was recognized as expense, respectively. Total expense for fiscal 2003 is expected to be approximately $1.7 million.

         Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Statements of Operations for the stock option plans.

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

                                                   13 WEEKS ENDED              26 WEEKS ENDED
                                              ----------------------       -----------------------
                                               JULY 4,       JUNE 28,       JULY 4,       JUNE 28,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)         2003          2002           2003           2002
                                              -------       --------       --------       --------
Net income as reported                        $   7.3       $   12.4       $   17.5       $   21.3
Add: Stock-based employee compensation
         included in net income, net              0.6            0.5            1.2            1.1
Deduct: Stock-based employee
              compensation, net                  (2.6)          (2.6)          (5.2)          (5.1)
                                              -------       --------       --------       --------
Pro forma net income                          $   5.3       $   10.3       $   13.5       $   17.3
                                              =======       ========       ========       ========
BASIC EARNINGS PER SHARE:
     as reported                              $   0.20      $    0.34      $    0.48      $    0.58
     pro forma                                $   0.15      $    0.28      $    0.37      $    0.47

DILUTED EARNINGS PER SHARE
      as reported                             $   0.20      $    0.33      $    0.47      $    0.56
      pro forma                               $   0.15      $    0.28      $    0.37      $    0.47


         The weighted average fair value of the Company's stock options (which was $16.56 and $15.03 per share for the 13 weeks and 26 weeks ended June 28, 2002, respectively) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.8%; and an average expected life of 8 years.

NOTE 2. ACQUISITION

         On September 20, 2002, Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $79.4 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $16.4 million. Customer relationships are being amortized on a straight-line basis over approximately 9 years. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the condensed consolidated financial statements from the date of acquisition. In the 13 and 26 weeks ended July 4, 2003, Pentacon contributed sales of $45.5 million and $95.1 million, respectively, and operating income of $0.7 million and $2.5 million, respectively.

NOTE 3. INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per common share:

                                                                 13 WEEKS ENDED                 26 WEEKS ENDED
                                                           ------------------------        ------------------------
                                                            JULY 4,         JUNE 28,        JULY 4,        JUNE 28,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      2003            2002            2003            2002
                                                           --------        --------        --------        --------
BASIC INCOME PER SHARE:

       Net income                                          $    7.3        $   12.4        $   17.5        $   21.3
       Weighted-average common shares outstanding              36.4            36.9            36.7            36.8
       Net income per share                                $   0.20        $   0.34        $   0.48        $   0.58

DILUTED INCOME PER SHARE:

       Net income                                          $    7.3        $   12.4        $   17.5        $   21.3

       Weighted-average common shares outstanding              36.4            36.9            36.7            36.8
       Effect of dilutive securities:
       Stock options and units                                  0.9             1.3             0.8             1.3
                                                           --------        --------        --------        --------
       Weighted-average common shares outstanding              37.3            38.2            37.5            38.1
                                                           ========        ========        ========        ========
       Net income per share                                $   0.20        $   0.33        $   0.47        $   0.56


         Common stock equivalents relating to the 7% zero coupon convertible notes were excluded from the calculation of diluted income per share because the effect would have been antidilutive. The 3.25% zero coupon convertible notes were excluded from the calculation of diluted income per share as they cannot be converted until after October 3, 2003, contingent on certain conditions. See
Note 6.

NOTE 4. COMPREHENSIVE INCOME

         Comprehensive income, net of tax, consisted of the following:

                                                                 13 WEEKS ENDED                 26 WEEKS ENDED
                                                           ------------------------        ------------------------
                                                            JULY 4,         JUNE 28,        JULY 4,        JUNE 28,
(IN MILLIONS)                                                2003            2002            2003            2002
                                                           --------        --------        --------        --------
Net income                                                 $    7.3        $   12.4        $   17.5        $   21.3
Change in cumulative translation adjustment                    16.8            10.6            23.7            18.0
Change in fair market value of derivatives                     (0.4)            -              (0.6)           (5.1)
                                                           --------        --------        --------        --------
Comprehensive income                                       $   23.7        $   23.0        $   40.6        $   34.2
                                                           ========        ========        ========        ========

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     JULY 4,       JANUARY 3,
(IN MILLIONS)                                         2003            2003
                                                   ----------      ----------
                                                   (UNAUDITED)
ASSETS:
      Current assets                               $    817.1      $    813.4
      Property, net                                      69.1            59.1
      Goodwill, net                                     253.1           247.6
      Other assets                                      113.2           104.1
                                                   ----------      ----------
                                                   $  1,252.5      $  1,224.2
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current liabilities                          $    323.7      $    347.3
      Subordinated notes payable to parent              142.2           210.2
      Long-term debt                                     88.4            71.1
      Other liabilities                                  51.5            46.2
      Stockholders' equity                              646.7           549.4
                                                   ----------      ----------
                                                   $  1,252.5      $  1,224.2
                                                   ==========      ==========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            13 WEEKS ENDED               26 WEEKS ENDED
                                       -----------------------      ------------------------
                                         JULY 4,      JUNE 28,        JULY 4,      JUNE 28,
(IN MILLIONS)                             2003         2002            2003          2002
                                       -----------   ---------      ----------    ----------
Net sales                              $     644.8   $   617.3      $  1,307.0    $  1,232.0
Operating income                       $      22.3   $    22.8      $     45.0    $     42.9
Income before income taxes             $      18.4   $    21.3      $     36.0    $     36.3
Net income                             $      10.6   $    12.7      $     20.8    $     21.5

NOTE 6. CONVERTIBLE NOTES DUE 2033

         On July 1, 2003, the Company issued $328.8 million of 3.25% zero coupon convertible senior notes (together with the overallotment, the "Convertible Notes") due 2033. Each Convertible Note has a principal value at maturity of $1,000. The net proceeds from the issue were $121.4 million and were initially used to (i) fund repurchases of $63.5 million of accreted value of the Company's outstanding 7% zero coupon convertible senior notes from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company's common stock, and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs of approximately $3.6 million are being amortized through June 2033 using the straight-line method.

         The Convertible Notes issued on July 1, 2003 and the common stock and bond repurchases settled on July 7, 2003, subsequent to the second quarter ended July 4, 2003. As a result, $121.9 million of Convertible Note offering proceeds is classified as a current receivable and $85.6 million of common stock and bond repurchase payments are classified as a current liability on the balance sheet.

         In connection with the issuance of the Convertible Notes on July 1, 2003, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes to cover overallotments. On July 9, 2003, subsequent to the second quarter ended July 4, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.5 million related to the exercise of the overallotment is being amortized through June 2033 using the straight-line method.

         Holders of the Convertible Notes may convert each of them into 12.8773 shares of the Company's common stock in any calendar quarter commencing after October 3, 2003 if:

o        the sales price of our common stock reaches specified thresholds;
o during any period in which the credit rating assigned to the Convertible Notes is below a specified level;
o        the Convertible Notes are called for redemption; or
o        specified corporate transactions have occurred.

Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock, of which the Company has reserved 4.9 million shares.

         The Company may redeem the Convertible Notes, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

o        July 7, 2007 at a price equal to $432.48 per Convertible Note;
o        July 7, 2009 at a price equal to $461.29 per Convertible Note;
o        July 7, 2011 at a price equal to $492.01 per Convertible Note;
o        July 7, 2013 at a price equal to $524.78 per Convertible Note;
o        July 7, 2018 at a price equal to $616.57 per Convertible Note;
o        July 7, 2023 at a price equal to $724.42 per Convertible Note; and
o        July 7, 2028 at a price equal to $851.13 per Convertible Note.

The Company may choose to pay the purchase price in cash or common stock or a combination of both.

         The Company must pay contingent cash interest to the holders of the convertible notes during any six-month period commencing July 7, 2011 if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such Convertible Note as of the day immediately preceding the relevant six-month period. The contingent interest payable per Convertible Note in respect of any six-month period will equal an annual rate of 0.25% of the average market price of a Convertible Note for the five day trading measurement period and will be payable on the last day of the relevant six-month period. Except for the contingent interest described above, the Company will not pay cash interest on the Convertible Notes prior to maturity. The original issue discount will continue to accrue at the yield to maturity whether or not contingent interest is paid.

NOTE 7. SHARE REPURCHASE

         In the 26 weeks ended July 4, 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($121.4 million) from the issuance of $328.8 million of 3.25% zero coupon convertible senior notes. No shares were repurchased in 2002. The Company cannot purchase any additional shares until it receives further authorization by the board of directors.

NOTE 8. EXTINGUISHMENT OF DEBT

          During the 26 weeks ended July 4, 2003 and June 28, 2002, the Company repurchased a portion of its 7% zero coupon notes and its 8% senior notes and subsequently wrote-off debt issuance costs associated with the convertible notes and cancellation of a $115.0 million revolving credit facility. The following table reflects the repurchase activity during the 13 and 26 weeks ended July 4, 2003 and June 28, 2002:

                                          13 WEEKS ENDED                                26 WEEKS ENDED
                            -----------------------------------------     ----------------------------------------------
                                  JULY 4,                JUNE 28,                 JULY 4,                  JUNE 28,
(IN MILLIONS)                      2003                   2002                     2003                     2002
                            -------------------    ------------------     ----------------------     -------------------
                              FACE                   FACE                  FACE                       FACE
                             AMOUNT      COST       AMOUNT      COST      AMOUNT          COST       AMOUNT       COST
                            -------    --------    -------     ------     -------       --------     -------   ---------
7% zero coupon
    notes                   $  63.5    $   67.9    $  25.1     $ 25.0     $  63.5       $   67.9     $  40.4   $    40.5
8% senior notes             $     -    $      -    $     -     $    -     $   2.0       $    2.0     $   7.0   $     7.4
Debt issuance
    costs written off       $   1.4    $      -    $   0.6     $    -     $   1.8       $      -     $   1.1   $       -

         Accordingly, for the 13 weeks ended July 4, 2003 and June 28, 2002, the Company recorded a loss on the early extinguishment of debt in its condensed consolidated statements of operations of $5.8 million and $0.6 million, respectively. For the 26 weeks ended July 4, 2003 and June 28, 2002, the Company recorded a loss on the early extinguishment of debt of $6.2 million and $1.6 million, respectively.

NOTE 9. BUSINESS SEGMENTS

         The Company is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe, and Asia Pacific and Latin America as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Segment information for the 13 and 26 weeks ended July 4, 2003 and June 28, 2002 was as follows:


                                                  13 WEEKS ENDED               26 WEEKS ENDED
                                             -----------------------     -------------------------
                                              JULY 4,       JUNE 28,       JULY 4,       JUNE 28,
(IN MILLIONS)                                  2003          2002           2003           2002
                                             --------     ----------     ----------     ----------
NET SALES:
       United Sates                          $  450.3     $    434.8     $    907.5     $    868.4
       Canada                                    61.5           58.0          122.4          112.0
                                             --------     ----------     ----------     ----------
             North America                      511.8          492.8        1,029.9          980.4
       Europe                                    89.9           84.8          187.8          169.2
       Asia Pacific and Latin America            43.1           39.7           89.3           82.4
                                             --------     ----------     ----------     ----------
                                             $  644.8     $    617.3     $  1,307.0     $  1,232.0
                                             ========     ==========     ==========     ==========

                                                  13 WEEKS ENDED               26 WEEKS ENDED
                                             -----------------------     -------------------------
                                              JULY 4,       JUNE 28,       JULY 4,       JUNE 28,
                                               2003          2002           2003           2002
                                             --------     ----------     ----------     ----------
OPERATING INCOME (LOSS):
       United States                         $   15.0     $     17.5     $     31.4     $     32.4
       Canada                                     3.2            3.5            5.9            6.6
                                             --------     ----------     ----------     ----------
             North America                       18.2           21.0           37.3           39.0
       Europe                                     2.9            1.5            5.9            4.9
       Asia Pacific and Latin America             0.2            -              0.7           (0.9)
                                             --------     ----------     ----------     ----------
                                             $   21.3     $     22.5     $     43.9     $     43.0
                                             ========     ==========     ==========     ==========

                                              JULY 4,     JANUARY 3,
                                               2003          2003
                                             --------     ----------
TOTAL ASSETS:
      United States                          $  984.4     $    842.7
      Canada                                    110.2           96.8
                                             --------     ----------
           North America                      1,094.6          939.5
      Europe                                    178.0          171.2
      Asia Pacific and Latin America            111.7          115.3
                                             --------     ----------
                                             $1,384.3     $  1,226.0
                                             ========     ==========

NOTE 10. RESTRUCTURING COSTS

         Due to general economic softness and deteriorating market in the communications products market, during the third quarter of 2001 the Board of Directors approved a restructuring plan and the Company incurred unusual restructuring and other charges of $31.7 million. The Company's remaining liability at July 4, 2003, was $5.3 million, of which $3.4 million was classified as short-term. As of September 27, 2002, the Company had implemented all of the restructuring initiatives.

         Activity related to the accrued costs during 2003 is identified below:

                                         STAFF         FACILITY            KOREA
(IN MILLIONS)                         REDUCTIONS     RESTRUCTURING        CLOSURE          OTHER             TOTAL
                                     ------------    -------------       ---------        --------         ---------
Balance at January 3, 2003             $  0.2            $  5.0            $  1.4           $  0.3           $  6.9
Cash payments                            (0.1)             (1.0)              -                -               (1.1)
                                       ------            ------            ------           ------           ------
Balance at April 4, 2003                  0.1               4.0               1.4              0.3              5.8
Cash payments                             -                (0.6)              -                -               (0.6)
Foreign exchange and other                -                 0.1               -                -                0.1
                                       ------            ------            ------           ------           ------
Balance at July 4, 2003                $  0.1            $  3.5            $  1.4           $  0.3           $  5.3
                                       ======            ======            ======           ======           ======


         Cash payments during 2003 consisted of $0.1 million for severance and $1.6 million for committed lease payments, net of sublet income.

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

ACQUISITION

         On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon") pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $79.4 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $16.4 million. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the condensed consolidated financial statements from the date of acquisition. In the 13 and 26 weeks ended July 4, 2003, Pentacon contributed sales of $45.5 million and $95.1 million, respectively, and operating income of $0.7 million and $2.5 million, respectively.

ACCOUNTS RECEIVABLE SECURITIZATION

         On October 6, 2000, the Company entered into an account receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At July 4, 2003 and January 3, 2003, the outstanding balance of accounts receivable sold to ARC totaled $231.2 million and $248.6 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Consolidated net cash provided by continuing operating activities was $27.6 million for the 26 weeks ended July 4, 2003, compared to $98.5 million for the same period in 2002. Cash provided by operating activities decreased primarily due to a $50.9 million reduction in inventory in 2002 reflecting the sharp decline in sales compared to only $15.4 million in 2003. In addition, in the second quarter of 2003, the Company has taken advantage of early payment discount terms resulting in accounts payable declining $11.2 million from the beginning of the year. The Company paid $1.7 million in the current period for leases, severance and outplacements costs associated with the 2001 restructuring, compared to $6.5 million for the corresponding period in 2002.

         Consolidated net cash used in investing activities increased to $18.6 million for the 26 weeks ended July 4, 2003 versus $1.3 million for the same period in 2002, due to an increase in capital expenditures. In the 26 weeks ended July 4, 2003, the Company spent $17.3 million for the continued construction of the new corporate headquarters building. The Company anticipates recovering the capital invested in this project in the second half of 2003 through a sale and leaseback transaction. Capital expenditures are expected to be approximately $26.0 million in 2003, $18.8 million of which is for the new corporate headquarters.

         Consolidated net cash used in financing activities was $0.4 million for the 26 weeks ended July 4, 2003 compared to $42.7 million in the corresponding 2002 period. In the 26 weeks ended July 4, 2003, the Company paid $18.4 million for the purchase of treasury stock and $2.0 million for the purchase of its 8% senior notes. Net proceeds from borrowing under the revolving credit agreements were $18.9 million. In the same period of 2002, the Company paid $47.9 million for the repurchase of its 7% zero coupon convertible notes and 8% senior notes. In 2003, the Company received $1.6 million for the exercise of employee stock options as compared to $5.5 million in 2002.

         Cash used in discontinued operations was $0.4 million in the 26 weeks ended July 4, 2003 compared to $0.4 million provided in the corresponding 2002 period.

Financings

         Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At July 4, 2003, $211.9 million was available under the bank revolving lines of credit, under which $25.2 million may be used to pay dividends to the Company. Also, Anixter Inc. may use cash available under the bank revolving lines of credit to pay the Company for inter-company liabilities, which were $13.3 million as of July 4, 2003.

         On July 1, 2003, the Company issued $328.8 million of 3.25% zero coupon convertible senior notes (together with the overallotment, the "Convertible Notes") due 2033. Each Convertible Note has a principal value at maturity of $1,000. The net proceeds from the issue were $121.4 million and were initially used to (i) fund repurchases of $63.5 million of accreted value of the Company's outstanding 7% zero coupon convertible senior notes from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company's common stock, and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs of approximately $3.6 million are being amortized through June 2033 using the straight-line method.

         The Convertible Notes issued on July 1, 2003 and the common stock and bond repurchases settled on July 7, 2003, subsequent to the second quarter ended July 4, 2003. As a result, $121.9 million of Convertible Note offering proceeds is classified as a current receivable and $85.6 million of common stock and bond repurchase payments are classified as a current liability on the balance sheet.

         In connection with the issuance of the Convertible Notes on July 1, 2003, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes to cover overallotments. On July 9, 2003, subsequent to the second quarter ended July 4, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.5 million related to the exercise of the overallotment is being amortized through June 2033 using the straight-line method.

         Holders of the Convertible Notes may convert each of them into 12.8773 shares of the Company's common stock in any calendar quarter commencing after October 3, 2003 if:

o        the sales price of our common stock reaches specified thresholds;
o during any period in which the credit rating assigned to the Convertible Notes is below a specified level;
o        the Convertible Notes are called for redemption; or
o        specified corporate transactions have occurred.

Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock, of which the Company has reserved 4.9 million shares.

         The Company may redeem the Convertible Notes, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

o        July 7, 2007 at a price equal to $432.48 per Convertible Note;
o        July 7, 2009 at a price equal to $461.29 per Convertible Note;
o        July 7, 2011 at a price equal to $492.01 per Convertible Note;
o        July 7, 2013 at a price equal to $524.78 per Convertible Note;
o        July 7, 2018 at a price equal to $616.57 per Convertible Note;
o        July 7, 2023 at a price equal to $724.42 per Convertible Note; and
o        July 7, 2028 at a price equal to $851.13 per Convertible Note.

The Company may choose to pay the purchase price in cash or common stock or a combination of both.

         The Company must pay contingent cash interest to the holders of the convertible notes during any six-month period commencing July 7, 2011 if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such Convertible Note as of the day immediately preceding the relevant six-month period. The contingent interest payable per Convertible Note in respect of any six-month period will equal an annual rate of 0.25% of the average market price of a Convertible Note for the five day trading measurement period and will be payable on the last day of the relevant six-month period. Except for the contingent interest described above, the Company will not pay cash interest on the Convertible Notes prior to maturity. The original issue discount will continue to accrue at the yield to maturity whether or not contingent interest is paid.

         During the 26 weeks ended July 4, 2003, the Company recorded a loss of $6.2 million for the early extinguishment of $63.5 million of its 7% zero coupon notes, $2.0 million of its 8% senior notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a loss of $1.6 million for the early extinguishment of $40.4 million of its 7% zero coupon notes and $7.0 million of its 8% senior notes.

         Consolidated interest expense was $6.7 million and $8.8 million for the 26 weeks ended July 4, 2003 and June 28, 2002, respectively. The decrease is due to lower debt levels and reduced interest rates. The average outstanding long-term debt balance for the first half of 2003 was $215.4 million compared to $229.8 million in 2002. The effective interest rate for the first half of 2003 and 2002 was 6.22% and 7.69%, respectively. Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses/income incurred by ARC of $1.1 million and $0.9 million of expense for the 26 weeks ended July 4, 2003 and June 28, 2002, respectively. Included in the ARC net expense /income amount was interest expense incurred by ARC of $1.4 million and $1.6 million for the first half of 2003 and 2002, respectively. Generally accepted accounting principles require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for the first half of 2003 and 2002 was $125.8 million and $126.1 million, respectively. The effective interest rate on the ARC debt was 2.27% and 2.61% for the first half of 2003 and 2002, respectively.

         In the 26 weeks ended July 4, 2003, the Company repurchased 1,567,650 shares of its common stock at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the issuance of the Convertible Notes. No shares were repurchased in 2002. The Company cannot purchase any additional shares until it receives further authorization by the board of directors.

RESULTS OF OPERATIONS

         The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. In addition to competitive factors, future performance could be subject to economic downturns, possible rapid changes in applicable technologies, or regulatory changes. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources.

         Quarter ended July 4, 2003: Net income for the second quarter of 2003 was $7.3 million compared with $12.4 million for the second quarter of 2002. The Company recorded a loss of $5.8 and $0.6 million in the second quarter of 2003 and 2002, respectively, for the early extinguishment of $63.5 and $25.1 million, respectively, of its 7% zero coupon convertible notes.

         The Company's net sales during the second quarter of 2003 increased 4.5% to $644.8 million from $617.3 million in the same period in 2002. Net sales by major geographic market are presented in the following table:

                                                        13 WEEKS ENDED
                                                  -------------------------
                                                   JULY 4,         JUNE 28,
(IN MILLIONS)                                       2003             2002
                                                  --------         --------
North America                                     $  511.8         $  492.8
Europe                                                89.9             84.8
Asia Pacific and Latin America                        43.1             39.7
                                                  --------         --------
                                                  $  644.8         $  617.3
                                                  ========         ========

         North America net sales for the second quarter of 2003 increased $19.0 million to $511.8 million from the corresponding period 2002. Excluding Pentacon sales of $45.5 million (which was acquired in the third quarter of 2002), sales declined 5.4%. The decrease in sales reflects a decline in sales to telecom related original equipment manufacturers of $11.4 million and 2 less shipping days than the second quarter of 2002. Daily sales have remained steady. Pentacon sales declined 8.4% from the first quarter 2003 due to lower volume.

         Europe net sales increased $5.1 million in the second quarter of 2003 to $89.9 million from $84.8 million in 2002. Changes in exchange rates increased Europe's reported net sales by approximately $15.0 million. The decrease in local currency sales reflects the continued weak economic conditions and 2 less shipping days than the second quarter of 2002.

         Asia Pacific and Latin America net sales increased $3.4 million, or 8.6%, from the second quarter of 2002, reflecting an overall improvement in average daily volume. The impact of the changes in exchange rates on Asia Pacific and Latin America sales was minimal.

         Operating income decreased to $21.3 million in 2003 from $22.5 million in the second quarter of 2002. Operating income by major geographic market is presented in the following table:

                                                          13 WEEKS ENDED
                                                    ------------------------
                                                     JULY 4,         JUNE 28,
(IN MILLIONS)                                         2003             2002
                                                    -------          -------
North America                                       $  18.2          $  21.0
Europe                                                  2.9              1.5
Asia Pacific and Latin America                          0.2              -
                                                    -------          -------
                                                    $  21.3          $  22.5
                                                    =======          =======

         North America operating income for the second quarter of 2003 declined 13.8% from the corresponding period in 2002. The second quarter of 2003 includes $0.7 million of operating income of Pentacon. The second quarter of 2002 includes the reversal of $0.8 million of excess restructuring accruals. The net decrease is due to a decline in sales to telecom related original equipment manufacturers. Gross margins increased to 24.2% in 2003 from 23.4% from the same period in 2002. The increase is primarily due to the lower percentage of contract sales to telecom original equipment manufacturers in 2003, which have lower gross margins. Such sales represented 11.3% of sales in 2003 as compared to 13.0% for the second quarter of 2002. In addition, Pentacon added five percentage points to the gross margin in 2003. Operating expenses increased $11.3 million from the second quarter of 2002. Pentacon added $12.6 million in operating expenses in 2003. As a result, operating expenses decreased $1.3 million from the second quarter of 2002 excluding the impact of Pentacon. A reduction in variable costs associated with the decline in sales more than offset higher pension, healthcare and insurance costs. In addition, the 2002 operating expense includes the reversal of $0.8 million of excess restructuring accruals. Primarily as a result of lower sales, the operating income margin decreased to 3.5% from 4.3% in 2002, as both gross margins and operating expenses had favorable year on year trends. The addition of Pentacon reduced the operating income margin in 2003 by two percentage points, while the reversal of excess restructuring accruals increased the operating income margin by two percentage points in 2002.

         Europe operating income increased $1.4 million to $2.9 million in the second quarter of 2003 from $1.5 million in 2002. Operating income in 2002 includes a $1.4 million restructuring charge incurred in the second quarter of 2002. Europe's gross margins increased from 27.1% in 2002 to 27.7% in 2003. The improvement is primarily due to the weaker U.S. dollar making U.S. source inventory more price competitive. Operating income margin for the second quarter of 2003 was 3.3% compared to 1.8% in 2002. The operating income margin increase is a result of the $1.4 million restructuring charge in 2002, partially offset by higher operating expenses in 2003 primarily due to higher compensation related costs. Operating income increased by $0.3 million in 2003 due to changes in exchange rates.

         Asia Pacific and Latin America operating income increased to $0.2 million in the second quarter of 2003. Operating income in 2002 includes a reversal of excess restructuring accruals of $0.6 million. The improvement reflects the higher sales levels combined with tight expense controls. Exchange rate changes had a minimal impact on operating income.

         Other, net (expense) includes the following:

                                                     13 WEEKS ENDED
                                                ------------------------
                                                JULY 4,         JUNE 28,
(IN MILLIONS)                                    2003             2002
                                                -------         --------

Foreign exchange                                $ (1.4)         $  1.8
Gains on the cash surrender value
    of life insurance policies                     1.4             0.1
Gain on sale of securities                         -               2.0
Accounts receivable securitization                 -              (1.0)
Other                                              0.6             -
                                                ------          ------
                                                $  0.6          $  2.9
                                                ======          ======

         The consolidated tax provision decreased to $5.5 million in 2003 from $8.3 million in the second quarter of 2002, primarily due to lower pre-tax income. The 2003 effective tax rate is 43.0% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in non-deductible losses in certain foreign entities.

         26 weeks ended July 4, 2003: Net income for the 26 weeks ended July 4, 2003 was $17.5 million compared with $21.3 million for the 26 weeks ended June 28, 2002. The company recorded a loss of $6.2 million in 2003 for the early extinguishment of $63.5 million of its 7% zero coupon notes, $2.0 million of its 8% senior notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a loss of $1.6 million for the early extinguishment of $40.4 million of its 7% zero coupon notes and $7.0 million of its 8% senior notes.

         The Company's net sales during the 26 weeks ended July 4, 2003 increased 6.1% to $1,307.0 million from $1,232.0 million in the same period in 2002. Net sales by major geographic market are presented in the following table:

                                                      26 WEEKS ENDED
                                               ----------------------------
                                                 JULY 4,          JUNE 28,
(IN MILLIONS)                                     2003              2002
                                               ----------        ----------

North America                                  $  1,029.9        $    980.4
Europe                                              187.8             169.2
Asia Pacific and Latin America                       89.3              82.4
                                               ----------        ----------
                                               $  1,307.0        $  1,232.0
                                               ==========        ==========

         When compared to the corresponding period in 2002, North America sales for the 26 weeks ended July 4, 2003 increased $49.5 million, or 5.0%, to $1,029.9 million. Excluding Pentacon sales of $95.1 million, sales declined 4.7% or $45.6 million. The decrease in sales reflects a decline in sales to telecom related original equipment manufacturers of $46.7 million. Daily sales levels for the remainder of the business have remained steady.

         Europe sales increased 11.0% to $187.8 million from $169.2 million, including a $29.9 million favorable effect from changes in exchange rates. The decline in local currency sales is primarily due to continued weak economic conditions.

         Asia Pacific and Latin America net sales were up 8.3%, or $6.9 million, from the first half of 2002, including a $1.9 million unfavorable impact from changes in exchange rates. The increase reflects an overall improvement in average daily volume and sales to telecom related original equipment manufacturers in Asia Pacific.

         Operating income for the first half of 2003 increased 2.1%, or $0.9 million, from $43.0 million in the first half of 2002. Operating income (loss) by major geographic market is presented in the following table:

                                                 26 WEEKS ENDED
                                            -----------------------
                                            JULY 4,         JUNE 28,
(IN MILLIONS)                                2003            2002
                                            -------         -------

North America                               $  37.3         $  39.0
Europe                                          5.9             4.9
                                                0.7            (0.9)
                                            -------         -------
                                            $  43.9         $  43.0
                                            =======         =======

         North America operating income decreased 4.5% for the 26 weeks ended July 4, 2003 compared to the corresponding period in 2002. The 26 weeks ended July 4, 2003 includes the operating income of Pentacon ($2.5 million). The 26 weeks ended June 28, 2002 includes the reversal of $0.8 million of excess restructuring accruals in 2002. The decrease from the corresponding period in 2002 is due to a decline in sales to telecom related original equipment manufacturers. Gross margins increased to 24.2% in 2003 from 22.9% for the same period in 2002. The increase is primarily due to a lower percentage of contract sales to telecom related original equipment manufacturers in 2003, which have lower gross margins. Sales to telecom related original equipment manufacturers represented 11.5% of sales in 2003 as compared to 15.7% in 2002. In addition, Pentacon added five percentage points to the gross margins in 2003. Operating expenses increased $26.3 million for the 26 weeks ended July 4, 2003 from the corresponding period in 2002. Pentacon added $25.7 million in operating expense in 2003. As a result, operating expenses increased slightly from 2002. In addition, the 2002 operating expense includes the reversal of $0.8 million of excess restructuring accruals. The reduction in variable costs associated with the reduced sales levels more than offset higher pension, healthcare and insurance costs. Primarily as a result of lower sales, operating margins declined to 3.6% in the first half of 2003 from 4.0% in the same period in 2002, as both gross margins and operating expenses had favorable year on year trends.

         Europe operating income increased 21.0% to $5.9 million for the 26 weeks ended July 4, 2003 from $4.9 million in 2002. Operating income in 2002 includes a $1.4 million restructuring charge. Europe's gross margins increased to 27.0% from 26.6% in 2002. The improvement is primarily due to the weaker U.S. dollar making U.S. sourced inventory more price competitive. Operating income margin for the first half of 2003 was 3.2% compared to 2.9% in 2002. The operating margin increase is a result of the elimination of the $1.4 million restructuring charge incurred in 2002, slightly offset by higher operating expenses primarily due to an increase in compensation related costs. Operating income increased by $1.0 million in 2003 due to changes in exchange rates.

         Asia Pacific and Latin America operating income increased $1.6 million from a $0.9 million loss in the first half of 2002 to $0.7 million of income in 2003. Operating income in 2002 includes the benefit of a reversal of excess restructuring accruals of $0.5 million. The $2.1 million improvement reflects the higher sales levels combined with tight expense controls. Exchange rate changes had a minimal impact on operating income.

         Other, net income (expense) includes the following:

                                                            26 WEEKS ENDED
                                                        --------------------
                                                        JULY 4,       JUNE 28,
(IN MILLIONS)                                            2003           2002
                                                        ------        -------
Foreign exchange                                        $ (1.4)       $  0.4
Gains on the cash surrender value
    of life insurance policies                             1.3           0.1
Gain on sale of fixed assets and securities                -             3.3
Accounts receivable securitization                        (1.1)         (0.9)
Other                                                      0.5           -
                                                        ------        ------
                                                        $ (0.7)       $  2.9
                                                        ======        ======

         The consolidated tax provision decreased to $12.8 million in 2003 from $14.2 million in the first half of 2002 primarily due to lower pre-tax earnings. The 2003 effective tax rate is 42.4% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in non-deductible losses in certain foreign entities.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 4, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held May 22, 2003, the Directors of the Company were elected as follows:

Directors

                                                                     VOTES
                                                ----------------------------
                                                    FOR            WITHHELD
                                                -----------       ----------
Lord James Blyth                                 25,558,897          938,118
Robert L. Crandall                               24,694,466        1,802,549
Robert W. Grubbs, Jr.                            26,372,607          124,408
F. Philip Handy                                  26,367,463          129,552
Melvyn N. Klein                                  25,505,054          991,961
John R. Petty                                    25,504,562          992,453
Stuart M. Sloan                                  25,563,072          933,943
Thomas C.Theobald                                25,506,081          990,934
Mary A. Wilderotter                              25,562,365          934,650
Matthew Zell                                     26,090,526          406,489
Samuel Zell                                      26,096,658          400,357

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

          31.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

          31.2 Dennis Letham, Senior Vice President Finance and Chief Financial Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

          32.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.

          32.2 Dennis Letham, Senior Vice President Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

    b)  Reports on Form 8-K

                  On April 30, 2003, the Company filed a Current Report on Form
              8-K under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9 "Regulation FD Disclosure" reporting its results for the fiscal quarter ended April 4, 2003.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ANIXTER INTERNATIONAL INC.
August 15, 2003
                                          By:    /s/ Robert W. Grubbs
                                             -----------------------------------
                                                     Robert W. Grubbs
                                          President and Chief Executive Officer

August 15, 2003                           By:    /s/ Dennis J. Letham
                                             -----------------------------------
                                                     Dennis J. Letham
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer