Form 10-Q
period 2003-10-03
ANIXTER INTERNATIONAL INC
filed 2003-11-12
CIK 52795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 2003

                                       OR

    [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

         At November 3, 2003, 36,238,906 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                                TABLE OF CONTENTS



                                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................   1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation..........  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................  21

Item 4.  Controls and Procedures.......................................................................  21

                                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................   *

Item 2.  Changes in Securities and Use of Proceeds.....................................................   *

Item 3.  Defaults Upon Senior Securities...............................................................   *

Item 4.  Submission of Matters to a Vote of Security Holders...........................................   *
..
Item 5.  Other Information.............................................................................   *

Item 6.  Exhibits and Reports on Form 8-K..............................................................  22

--------------.
*No reportable information under this item.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                13 WEEKS ENDED               39 WEEKS ENDED
                                          --------------------------   ---------------------------
                                           OCTOBER 3,  SEPTEMBER 27,   OCTOBER 3,    SEPTEMBER 27,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)      2003          2002           2003           2002
                                          --------------------------   ---------------------------
NET SALES                                  $  653.4      $  626.3      $  1,960.4      $  1,858.3
Cost of Operations:
    Cost of goods sold                        495.1         478.3         1,483.3         1,424.4
    Operating expenses                        134.6         124.9           408.8           367.8
    Amortization of intangibles                 0.4           --             1.1               --
                                           --------      --------      ----------      ----------
           Total costs and expenses           630.1         603.2         1,893.2         1,792.2
                                           --------      --------      ----------      ----------
OPERATING INCOME                               23.3          23.1            67.2            66.1

Other (expense) income:
    Interest expense                           (3.2)         (3.1)           (9.9)          (11.9)
    Extinguishment of debt                       --           1.3            (6.2)           (0.3)
    Other, net                                   --          (2.0)           (0.7)            0.9
                                           --------      --------      ----------      ----------
Income before income taxes                     20.1          19.3            50.4            54.8
Income tax expense                              8.8           7.7            21.6            21.9
                                           --------      --------      ----------      ----------
NET INCOME                                 $   11.3      $   11.6      $     28.8      $     32.9
                                           ========      ========      ==========      ==========

BASIC INCOME PER SHARE                     $   0.31      $   0.31      $     0.79       $    0.89

DILUTED INCOME PER SHARE                   $   0.31      $   0.30      $     0.77       $    0.86

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             OCTOBER 3,    JANUARY 3,
                                                                                2003          2003
                                                                            ------------   ----------
          (IN MILLIONS, EXCEPT SHARE AMOUNTS)                               (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash                                                                      $    38.9     $    19.1
   Accounts receivable (less allowances of
     $15.9 and $15.4 in 2003 and 2002, respectively)                             254.2         188.2
   Note receivable - unconsolidated subsidiary                                    28.6          69.6
   Inventories                                                                   481.5         498.8
   Deferred income taxes                                                          26.8          26.5
   Other current assets                                                           12.1          10.0
                                                                             ---------     ---------
       Total current assets                                                      842.1         812.2

Property and equipment, at cost                                                  203.5         191.1
Accumulated depreciation                                                        (131.9)       (132.0)
                                                                             ---------     ---------
       Property and equipment, net                                                71.6          59.1

Goodwill (less accumulated amortization of
   $97.5 and $96.0 in 2003 and 2002, respectively)                               286.8         247.6
Other assets                                                                     116.4         107.1
                                                                             ---------     ---------
                                                                             $ 1,316.9     $ 1,226.0
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $   279.0     $   257.3
   Accrued expenses                                                               77.4          83.5
   Accrued restructuring                                                           3.4           4.2
   Income taxes payable                                                            3.0           4.7
                                                                             ---------     ---------
       Total current liabilities                                                 362.8         349.7

Long-term debt                                                                   240.9         195.1
Other liabilities                                                                 52.2          46.4
                                                                             ---------     ---------
       Total liabilities                                                         655.9         591.2

STOCKHOLDERS' EQUITY
   Common stock --- $1.00 par value, 100,000,000 shares authorized,
        36,226,156 and 37,500,878 shares issued and outstanding
        in 2003 and 2002, respectively                                            36.2          37.5
   Capital surplus                                                                19.0          45.2
   Foreign currency translation                                                  (18.7)        (43.9)
   Minimum pension liability                                                      (0.3)         (0.3)
   Unrealized loss on foreign exchange contracts                                  (0.3)           --
   Retained earnings                                                             625.1         596.3
                                                                             ---------     ---------
        Total stockholders' equity                                               661.0         634.8
                                                                             ---------     ---------
                                                                             $ 1,316.9     $ 1,226.0
                                                                             =========     =========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           39 WEEKS ENDED
                                                                    ------------------------------
                                                                    OCTOBER 3,       SEPTEMBER 27,
(IN MILLIONS)                                                          2003              2002
                                                                    ----------       -------------
OPERATING ACTIVITIES
   Net income                                                       $     28.8       $        32.9
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
        Loss on extinguishment of debt                                     6.2                 0.3
        Loss (gain) on sale or disposal of fixed assets and
        securities                                                         0.3                (3.1)
        Depreciation and amortization                                     18.0                17.0
        Accretion of zero-coupon convertible notes                         6.6                 9.6
        Income tax savings from employee stock plans                       0.5                 2.4
        Changes in current assets and liabilities, net                    23.2                76.3
        Restructuring charge                                              (2.3)               (9.2)
        Other, net                                                         2.1                 8.8
                                                                    ----------       -------------
            Net cash provided by continuing operating activities          83.4               135.0


INVESTING ACTIVITIES
   Capital expenditures                                                  (23.5)              (10.2)
   Acquisition of business                                               (42.0)             (110.4)
   Proceeds from the sale of fixed assets                                  1.6                 2.9
   Proceeds from the sale of investments                                   2.5                 2.0
                                                                    ----------       -------------
            Net cash used in continuing investing activities             (61.4)             (115.7)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                    285.9               110.4
   Repayment of long-term borrowings                                    (319.3)              (58.4)
   Proceeds from issuance of notes payable                               143.8                  --
   Retirement of notes payable                                           (75.9)              (99.3)
   Purchases of common stock for treasury                                (35.6)                 --
   Proceeds from issuance of common stock                                  4.8                 7.1
   Debt issuance costs                                                    (4.3)               (0.6)
   Other, net                                                             (0.6)                 --
                                                                    ----------       -------------
            Net cash used in continuing financing activities              (1.2)              (40.8)
                                                                    ----------       -------------
INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS                    20.8               (21.5)
Net cash used in discontinued operations                                  (1.0)               (0.7)
Cash at beginning of period                                               19.1                27.2
                                                                    ----------       -------------
Cash at end of period                                               $     38.9       $         5.0
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

         In the first quarter 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under the new accounting guidance, cash consideration for reimbursement of specific, identifiable and incremental costs incurred by the Company to sell the vendor's products should be characterized as a reduction of the associated cost when recognized in the Company's income statement. Previously, all reimbursements from vendors were classified as a reduction of costs of sales, while the associated costs were classified as operating expenses. Accordingly, the Company reclassified the prior corresponding period amount. This change in accounting increased cost of sales and reduced operating expenses for the 13 weeks and 39 weeks ended October 3, 2003 and September 27, 2002, by $2.2 million and $6.1 million, and $1.9 million and $5.5 million, respectively. As a result, there was no impact on net income.

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

Stock based compensation

         Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units is amortized over the four year vesting period from the date of grant. During the 13 and 39 weeks ended October 3, 2003, $0.5 million and $1.2 million was recognized as expense, respectively. Total expense for fiscal 2003 is expected to be approximately $1.7 million.

         Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No.123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the Condensed Consolidated Statements of Operations for the stock option plans.

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

                                                         13 WEEKS ENDED                   39 WEEKS ENDED
                                                 -------------------------------    ------------------------------
                                                    OCTOBER 3,     SEPTEMBER 27,      OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               2003             2002             2003             2002
                                                 -------------     -------------    -------------    -------------
Net income as reported                           $      11.3       $      11.6       $     28.8        $    32.9
Add: Stock-based employee compensation
         included in net income, net                     0.6               0.5              1.8              1.6
Deduct: Stock-based employee
              compensation, net                         (2.4)            (2.6)             (7.6)            (7.7)
                                                 -----------       -----------       ----------        ----------
Pro forma net income                             $       9.5       $       9.5       $     23.0        $    26.8
                                                 ===========       ===========       ==========        ==========

BASIC EARNINGS PER SHARE:
      as reported                                $      0.31       $      0.31       $     0.79        $    0.89
      pro forma                                  $      0.26       $      0.26       $     0.63        $    0.73
DILUTED EARNINGS PER SHARE:
      as reported                                $      0.31       $      0.30       $     0.77        $    0.86
      pro forma                                  $      0.26       $      0.26       $     0.63        $    0.72

         The weighted average fair value of the Company's stock options (which was $11.36 and $14.79 per share for the 13 weeks and 39 weeks ended September 27, 2002, respectively) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.

NOTE 2. COMPREHENSIVE INCOME

         Comprehensive income, net of tax, consisted of the following:

                                                          13 WEEKS ENDED                     39 WEEKS ENDED
                                                ------------------------------       -----------------------------
                                                 OCTOBER 3,       SEPTEMBER 27,       OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS)                                       2003              2002               2003            2002
                                                ------------      ------------       ------------    -------------
Net income                                      $       11.3      $       11.6       $       28.8    $        32.9
Change in cumulative translation adjustment              1.5              (3.0)              25.2             15.0
Change in fair market value of derivatives               0.3              (0.1)              (0.3)            (5.2)
                                                ------------      ------------       ------------    -------------
Comprehensive income                            $       13.1      $        8.5       $       53.7    $        42.7
                                                ============      ============       ============    =============

NOTE 3. ACQUISITION

         In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon") for $42.7 million, inclusive of legal and financial advisory fees. The stock purchase agreement provides for additional purchase consideration of up to a maximum of $5.8 million based on the future operating performance of the company. Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to Original Equipment Manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of nine regional customer service centers in the United Kingdom and France and employs approximately 270 people which support warehousing and distribution. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its current business. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Had this acquisition occurred at the beginning of the year, the impact on the Company's operating results would not have been significant. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt.

         On September 20, 2002, Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon"), pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $74.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $21.1 million. Customer relationships are being amortized on a straight-line basis over approximately 9 years. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the condensed consolidated financial statements from the date of acquisition. In the 13 and 39 weeks ended October 3, 2003, Pentacon contributed sales of $47.0 million and $142.1 million, respectively, and operating income of $1.4 million and $3.9 million, respectively. The results for the third quarter 2002 did not significantly impact the Company's operating results.

NOTE 4. INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per common share:

                                                         13 WEEKS ENDED                 39 WEEKS ENDED
                                                  ----------------------------    ----------------------------
                                                  OCTOBER 3,     SEPTEMBER 27,    OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)             2003             2002           2003             2002
                                                  ----------     -------------    ----------     -----------
NET INCOME                                        $     11.3      $       11.6     $    28.8     $      32.9

BASIC INCOME PER SHARE:

   Weighted average common shares outstanding           35.9              37.1          36.4            36.9

   Net income per share                           $     0.31      $       0.31     $    0.79     $      0.89

DILUTED INCOME PER SHARE:

   Weighted-average common shares outstanding           35.9              37.1          36.4            36.9
   Effect of dilutive securities:
   Stock options and units                               0.8               0.9           0.9             1.1
                                                  ----------      ------------   -----------     -----------
   Weighted-average common shares outstanding           36.7              38.0          37.3            38.0
                                                  ==========      ============    ==========     ===========

   Net income per share                           $     0.31      $       0.30     $    0.77     $      0.86

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 OCTOBER 3,        JANUARY 3,
(IN MILLIONS)                                      2003              2003
                                               ------------       -----------
                                               (UNAUDITED)
ASSETS:
      Current assets                           $      825.2       $     813.4
      Property, net                                    71.6              59.1
      Goodwill, net                                   286.8             247.6
      Other assets                                    119.1             104.1
                                               -------------      -----------
                                               $     1,302.7      $   1,224.2
                                               =============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current liabilities                      $       371.2      $     347.3
      Subordinated notes payable to parent             189.6            210.2
      Long-term debt                                    30.0             71.1
      Other liabilities                                 52.2             46.2
      Stockholders' equity                             659.7            549.4
                                               -------------      -----------
                                               $     1,302.7      $   1,224.2
                                               =============      ===========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         13 WEEKS ENDED                    39 WEEKS ENDED
                                               -------------------------------     ----------------------------
                                                OCTOBER 3,       SEPTEMBER 27,     OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS)                                      2003              2002             2003            2002
                                               -------------     -------------     ----------     -------------
Net sales                                      $       653.4      $     626.3      $  1,960.4     $     1,858.3
Operating income                               $        23.7      $      23.2      $     68.7     $        66.1
Income before income taxes                     $        20.3      $      17.2      $     56.3     $        53.5
Net income                                     $        11.4      $      10.2      $     32.2     $        31.7

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

         In connection with the issuance of the Convertible Notes on July 1, 2003, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes to cover overallotments. On July 9, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.3 million related to the exercise of the overallotment are being amortized through June 2033 using the straight-line method.

         Holders of the Convertible Notes may convert each of them into 12.8773 shares of the Company's common stock in any calendar quarter commencing after October 3, 2003 if:

-        the sales price of our common stock reaches specified thresholds;

- during any period in which the credit rating assigned to the Convertible Notes is below a specified level;

-        the Convertible Notes are called for redemption; or

-        specified corporate transactions have occurred.

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

         The Company may redeem the Convertible Notes, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

-        July 7, 2007 at a price equal to $432.48 per Convertible Note;

-        July 7, 2009 at a price equal to $461.29 per Convertible Note;

-        July 7, 2011 at a price equal to $492.01 per Convertible Note;

-        July 7, 2013 at a price equal to $524.78 per Convertible Note;

-        July 7, 2018 at a price equal to $616.57 per Convertible Note;

-        July 7, 2023 at a price equal to $724.42 per Convertible Note; and

-        July 7, 2028 at a price equal to $851.13 per Convertible Note.

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

NOTE 7. SHARE REPURCHASE

         In the 39 weeks ended October 3, 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($121.4 million) from the issuance of $328.8 million of 3.25% zero coupon convertible senior notes. No shares were repurchased in 2002. The Company may purchase additional shares, with volume and timing to depend on market conditions.

NOTE 8. EXTINGUISHMENT OF DEBT

         During the 39 weeks ended October 3, 2003 and September 27, 2002, the Company repurchased a portion of its 7% zero coupon notes and its 8% senior notes and subsequently wrote-off debt issuance costs associated with the convertible notes. Additionally, during the 39 weeks ended October 3, 2003, the Company wrote off debt issuance costs associated with the cancellation of a $115.0 million revolving credit facility. The following table reflects the repurchase activity during the 13 and 39 weeks ended October 3, 2003 and September 27, 2002:

                                          13 WEEKS ENDED                                 39 WEEKS ended
                             ---------------------------------------------    ------------------------------------
                                   OCTOBER 3,             SEPTEMBER 27,          OCTOBER 3,         SEPTEMBER 27,
(IN MILLIONS)                         2003                    2002                 2003                 2002
                             --------------------  -----------------------    ----------------     ---------------
                               FACE                   FACE                     FACE                 FACE
                              AMOUNT       COST      AMOUNT          COST     AMOUNT     COST      AMOUNT    COST
                             ----------   -------  -------------    ------    ------    ------     ------   ------
8% senior notes              $      6.0   $   6.0  $         3.6    $  3.7    $  8.0    $  8.0     $ 10.6   $ 11.1
7% zero coupon
    notes                    $        -   $     -  $        50.3    $ 47.8    $ 63.5    $ 67.9     $ 90.7   $ 88.2
Debt issuance costs
   written off               $        -   $     -  $         1.3    $    -    $  1.8    $    -     $  2.3   $    -

         During the 13 week ended October 3, 2003, the remaining principle balance of $6.0 million related to the 8% senior notes became due and was repaid at book value. During the 13 weeks ended September 27, 2002, the Company recorded a gain on the early extinguishment of debt in its condensed consolidated statements of operations of $1.3 million. For the 39 weeks ended October 3, 2003 and September 27, 2002, the Company recorded a loss on the early extinguishment of debt of $6.2 million and $0.3 million, respectively. The Company may continue to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

NOTE 9. BUSINESS SEGMENTS

         The Company is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe, and Asia Pacific and Latin America as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Segment information for the 13 and 39 weeks ended October 3, 2003 and September 27, 2002 was as follows:

                                                    13 WEEKS ENDED                     39 WEEKS ENDED
                                           -------------------------------      -----------------------------
                                             OCTOBER 3,      SEPTEMBER 27,      OCTOBER 3,      SEPTEMBER 27,
(IN MILLIONS)                                  2003              2002             2003              2002
                                           ------------      -------------      ----------      -------------
NET SALES:
       United States                       $      453.6      $       441.4      $  1,361.1      $     1,309.8
       Canada                                      64.8               55.1           187.2              167.1
                                           ------------      -------------      ----------      -------------
             North America                        518.4              496.5         1,548.3            1,476.9
        Europe                                     88.2               86.2           276.0              255.4
        Asia Pacific and Latin America             46.8               43.6           136.1              126.0
                                           ------------      -------------      ----------      -------------
                                           $      653.4      $       626.3      $  1,960.4      $     1,858.3
                                           ============      =============      ==========      =============

OPERATING INCOME (LOSS):
       United States                       $       16.4      $        21.5      $     47.8      $        53.9
       Canada                                       3.8                2.3             9.7                8.9
                                           ------------      -------------      ----------      -------------
             North America                         20.2               23.8            57.5               62.8
       Europe                                       2.6               (0.3)            8.5                4.6
       Asia Pacific and Latin America               0.5               (0.4)            1.2               (1.3)
                                           ------------      -------------     -----------      -------------
                                           $       23.3      $        23.1     $      67.2      $        66.1
                                           ============      =============     ===========      =============

                                            OCTOBER 3,        JANUARY 3,
                                               2003              2003
                                           ------------      -------------
TOTAL ASSETS:
       United States                       $      861.3      $       842.7
       Canada                                     111.1               96.8
                                           ------------      -------------
              North America                       972.4              939.5
       Europe                                     232.8              171.2
       Asia Pacific and Latin America             111.7              115.3
                                           ------------      -------------
                                           $    1,316.9      $     1,226.0
                                           ============      =============

NOTE 10. RESTRUCTURING COSTS

         Due to general economic softness and deteriorating market in the communications products market, during the third quarter of 2001 the Board of Directors approved a restructuring plan and the Company incurred unusual restructuring and other charges of $31.7 million. The Company's remaining liability at October 3, 2003, was $4.6 million, of which $2.9 million was classified as short-term. As of September 27, 2002, the Company had implemented all of the restructuring initiatives.

         Activity related to the accrued costs during 2003 is identified below:

                                    STAFF             FACILITY            KOREA
(IN MILLIONS)                    REDUCTIONS        RESTRUCTURING         CLOSURE           OTHER           TOTAL
                               -------------       -------------    ----------------    --------------   ----------

Balance at January 3, 2003     $         0.2       $        5.0     $            1.4    $          0.3   $      6.9
Cash payments                           (0.1)              (1.0)                   -                 -         (1.1)
                               -------------       -------------    ----------------    --------------   ----------
Balance at April 4, 2003                 0.1                4.0                  1.4               0.3          5.8
Cash payments                              -               (0.6)                   -                 -         (0.6)
Foreign exchange and other                 -                0.1                    -                 -          0.1
                               -------------       -------------    ----------------    --------------   ----------
Balance at July 4, 2003                  0.1                3.5                  1.4               0.3          5.3
Cash payments                              -               (0.6)                   -                 -         (0.6)
Foreign exchange and other               0.1                  -                 (0.1)             (0.1)        (0.1)
                               -------------       -------------    ----------------    --------------   ----------
Balance at October 3, 2003     $         0.2       $        2.9     $            1.3    $          0.2   $      4.6
                               =============       ============     ================    ==============   ==========

         Cash payments during 2003 consisted of $0.1 million for severance and $2.2 million for committed lease payments, net of sublet income.

NOTE 11. SUBSEQUENT EVENT

         Subsequent to October 3, 2003, the Company has repurchased an additional $3.9 million of its 7% zero coupon convertible notes that mature June 2020 for $4.2 million. The Company will write-off $0.1 million of deferred debt issuance costs associated with the convertible notes. As a result, the Company will record a $0.3 million loss on the early extinguishment of debt in its fourth quarter of 2003 consolidated statements of operations.

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

ACQUISITION

         In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon") for $42.7 million, inclusive of legal and financial advisory fees. The stock purchase agreement provides for additional purchase consideration of up to a maximum of $5.8 million based on the future operating performance of the company. Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to Original Equipment Manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of nine regional customer service centers in the United Kingdom and France and employs approximately 270 people which support warehousing and distribution. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its current business. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Had this acquisition occurred at the beginning of the year, the impact on the Company's operating results would not have been significant. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt.

         On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. ("Pentacon") pursuant to Pentacon's plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $74.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows: $13.8 million of intangible assets with finite lives (customer relationships) and a $1.8 million intangible asset with an indefinite life (trade name). Goodwill resulting from the transaction totaled $21.1 million. The acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the condensed consolidated financial statements from the date of acquisition. In the 13 and 39 weeks ended October 3, 2003, Pentacon contributed sales of $47.0 million and $142.1 million, respectively, and operating income of $1.4 million and $3.9 million, respectively. The results for the third quarter 2002 did not significantly impact the Company's operating results.

ACCOUNTS RECEIVABLE SECURITIZATION

         On October 6, 2000, the Company entered into an account receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At October 3, 2003 and January 3, 2003, the outstanding balance of accounts receivable sold to ARC totaled $229.8 million and $248.6 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Consolidated net cash provided by continuing operating activities was $83.4 million for the 39 weeks ended October 3, 2003, compared to $135.0 million for the same period in 2002. Due to the decline in sales in 2002, working capital reductions provided $76.3 million compared to only $23.2 million in 2003. The significant reduction in the 2002 working capital was primarily driven by a $69.6 million reduction in inventory. During the 39 weeks ended October 3, 2003, inventory decreased only $31.2 million. The Company paid $2.3 million in the current period for leases, severance and outplacements costs associated with the 2001 restructuring, compared to $9.2 million for the corresponding period in 2002.

         Consolidated net cash used in investing activities decreased to $61.4 million for the 39 weeks ended October 3, 2003 versus $115.7 million for the same period in 2002. During the 39 weeks ended October 3, 2003, the Company spent $42.0 million to acquire Walters Hexagon as compared to $110.4 million used to acquire Pentacon in the same period of 2002. Capital expenditures increased $13.3 million during the 39 weeks ended October 3, 2003 as compared to the corresponding period in 2002. The increase is primarily the result of the Company spending $18.4 million for the continued construction of the new corporate headquarters building. The Company anticipates recovering approximately $27.0 million of capital invested in this project in the fourth quarter of 2003 through a sale and leaseback transaction. Capital expenditures are expected to be approximately $26.0 million in 2003, $18.8 million of which is for the new corporate headquarters.

         Consolidated net cash used in financing activities was $1.2 million for the 39 weeks ended October 3, 2003 compared to $40.8 million in the corresponding 2002 period. In the 39 weeks ended October 3, 2003, the Company paid $35.6 million for the purchase of treasury stock and $75.9 million for the purchase of its 7% zero coupon convertible notes and 8% senior notes. In the same period of 2002, the Company paid $99.3 million for the repurchase of its 7% zero coupon convertible notes and 8% senior notes. Net cash used to repay borrowings under the revolving credit agreements were $33.4 million during 2003 as compared to net proceeds from borrowing under the revolving credit agreements of $52.0 million in 2002. In 2003, the Company received $4.8 million for the exercise of employee stock options as compared to $7.1 million in 2002.

Financings

         Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At October 3, 2003, $264.4 million was available under the bank revolving lines of credit, under which $30.9 million may be used to pay dividends to the Company. Also, Anixter Inc. may use cash available under the bank revolving lines of credit to pay the Company for inter-company liabilities, which were $66.0 million as of October 3, 2003.

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

         In connection with the issuance of the Convertible Notes on July 1, 2003, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes to cover overallotments. On July 9, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.3 million related to the exercise of the overallotment is being amortized through June 2033 using the straight-line method.

         Holders of the Convertible Notes may convert each of them into 12.8773 shares of the Company's common stock in any calendar quarter commencing after October 3, 2003 if:

-        the sales price of our common stock reaches specified thresholds;

- during any period in which the credit rating assigned to the Convertible Notes is below a specified level;

-        the Convertible Notes are called for redemption; or

-        specified corporate transactions have occurred.

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

         The Company may redeem the Convertible Notes, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

-        July 7, 2007 at a price equal to $432.48 per Convertible Note;

-        July 7, 2009 at a price equal to $461.29 per Convertible Note;

-        July 7, 2011 at a price equal to $492.01 per Convertible Note;

-        July 7, 2013 at a price equal to $524.78 per Convertible Note;

-        July 7, 2018 at a price equal to $616.57 per Convertible Note;

-        July 7, 2023 at a price equal to $724.42 per Convertible Note; and

-        July 7, 2028 at a price equal to $851.13 per Convertible Note.

The company may choose to pay the purchase price in cash or in common stock or a combination of both.

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

         During the 39 weeks ended October 3, 2003, the Company recorded a loss of $6.2 million for the early extinguishment of $63.5 million of its 7% zero coupon notes, and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In the corresponding period of 2002, the Company recorded a loss of $0.3 million for the early extinquishment of $90.7 million of its 7% zero coupon notes and $10.6 million of its 8% senior notes. The Company may continue to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

         Consolidated interest expense was $9.9 million and $11.9 million for the 39 weeks ended October 3, 2003 and September 27, 2002, respectively. The decrease is due to a reduction in interest rates. The average outstanding long-term debt balance for the 39 weeks ended October 3, 2003 was $226.1 million compared to $208.4 million in 2002. The effective interest rate for the 39 weeks ended October 3, 2003 and September 27, 2002 was 5.8% and 7.6%, respectively. Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses/income incurred by ARC of $1.7 million and $1.5 million of expense for the 39 weeks ended October 3, 2003 and September 27, 2002, respectively. Included in the ARC net expense /income amount was interest expense incurred by ARC of $2.1 million and $2.5 million for the 39 weeks ended October 3, 2003 and September 27, 2002, respectively. Generally accepted accounting principles require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for 39 weeks ended October 3, 2003 and September 27, 2002 was $127.3 million and $127.1 million, respectively. The effective interest rate on the ARC debt was 2.2% and 2.5% for the 39 weeks ended October 3, 2003 and September 27, 2002, respectively.

         In the 39 weeks ended October 3, 2003, the Company repurchased 1,567,650 shares of its common stock at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the issuance of the Convertible Notes. No shares were repurchased in 2002. The Company may purchase additional shares, with volume and timing to depend on market conditions.

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

         Quarter ended October 3, 2003: Net income for the third quarter of 2003 was $11.3 million compared with $11.6 million for the third quarter of 2002. During the third quarter of 2002, the Company recorded a pretax gain of $1.3 million for the early extinguishment of $53.9 million of its 7% zero coupon convertible notes and 8% senior notes.

         The Company's net sales during the third quarter of 2003 increased 4.3% to $653.4 million from $626.3 million in the same period in 2002. Net sales by major geographic market are presented in the following table:

                                          13 WEEKS ENDED
                                     ---------------------------
                                     OCTOBER 3,    SEPTEMBER 27,
(IN MILLIONS)                           2003           2002
                                     ----------    -------------
North America                        $    518.4    $       496.5
Europe                                     88.2             86.2
Asia Pacific and Latin America             46.8             43.6
                                     ----------    -------------
                                     $    653.4    $       626.3
                                     ==========    =============

         North America net sales for the third quarter of 2003 increased $21.9 million to $518.4 million from the corresponding period of 2002. Pentacon represents $40.0 million of the increase as they were purchased on September 20, 2002. The sales decline in the remaining business is primarily attributable to lower sales on integrated supply contracts reflecting a continued soft market for telecommunication products.

         Europe net sales increased $2.0 million in the third quarter 2003 to $88.2 million from $86.2 million in 2002. Changes in exchange rates increased Europe's reported net sales by approximately $8.1 million. The decrease in local currency sales reflects the continued weak economic conditions in many of the major countries.

         Asia Pacific and Latin America net sales increased $3.2 million, or 7.3%, from the third quarter of 2002, reflecting an overall improvement in average daily volume from new customer acquisitions. The overall net impact of the changes in exchange rates on Asia Pacific and Latin America was minimal.

         Operating income increased to $23.3 million in 2003 from $23.1 million in the third quarter of 2002. Operating income by major geographic market is presented in the following table:

                                           13 WEEKS ENDED
                                    ----------------------------
                                    OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS)                         2003             2002
                                    ----------     -------------
North America                       $     20.2     $        23.8
Europe                                     2.6              (0.3)
Asia Pacific and Latin America             0.5              (0.4)
                                    ----------     -------------
                                    $     23.3     $        23.1
                                    ==========     =============

         North America operating income for the third quarter of 2003 declined 15.1% from the corresponding period in 2002. The third quarter of 2003 includes $1.4 million of operating income of Pentacon. The net decrease is due to a decline in sales to telecom-related original equipment manufacturers. Gross margins increased to 24.2% in the third quarter of 2003 from 23.8% from the same period in 2002. The increase is primarily due to the lower percentage of contract sales to telecom original equipment manufacturers in 2003, which have lower gross margins. Such sales represented 9.6% of North America sales in 2003 as compared to 14.4% for the third quarter of 2002. In addition, Pentacon added 40 basis points to the gross margin in 2003. Operating expenses increased $11.1 million from the third quarter of 2002. Pentacon added $10.5 million in operating expenses in 2003. As a result, operating expenses increased $0.6 million from the third quarter of 2002, excluding the impact of the acquisition of Pentacon. The slight increase in expenses reflects higher pension, healthcare and insurance costs, partially offset by a reduction in variable costs associated with the decline in sales. Despite higher gross margins, operating income margin decreased to 3.9% from 4.8% in 2002, primarily as a result of lower sales and higher fixed costs noted above. The addition of Pentacon reduced the operating income margin in 2003 by 10 basis points.

         Europe operating income increased $2.9 million to $2.6 million in the third quarter of 2003 from a $0.3 million loss in 2002. Europe's gross margins increased from 24.6% in 2002 to 27.2% in 2003. The improvement is primarily due to the weaker U.S. dollar making U.S. sourced inventory more price competitive and a reduction in the provision for inventory obsolescence. Operating income margin for the third quarter of 2003 was 2.8% compared to an operating loss margin of 0.4% in 2002. The operating income margin increase is a result of higher sales and gross margin percentage. Exchange rate changes had minimal impact on operating income.

         Asia Pacific and Latin America operating income increased to $0.5 million in the third quarter of 2003, from a $0.4 million loss in 2002. The improvement reflects tight expense controls and improvement in the collectibility of accounts receivable. Exchange rate changes had a minimal impact on operating income.

         Other, net (expense) includes the following:

                                                         13 WEEKS ENDED
                                                 --------------------------------
                                                 OCTOBER 3,         SEPTEMBER 27,
(IN MILLIONS)                                       2003                 2002
                                                 -----------        -------------
Accounts receivable securitization               $     (0.6)        $        (0.6)
Foreign exchange                                        0.4                  (0.2)
Gain (loss) on the cash surrender value
    of life insurance policies                          0.3                  (1.0)
Loss on sale of fixed assets                           (0.1)                    -
Other                                                     -                  (0.2)
                                                 ----------         -------------
                                                 $        -         $        (2.0)
                                                 ==========         =============

         The consolidated tax provision increased to $8.8 million in 2003 from $7.7 million in the third quarter of 2002, due to higher pre-tax earnings and an increase in the Company's effective tax rate. The third quarter of 2003 effective tax rate is 43.8% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in losses in certain foreign entities of which an income tax benefit cannot be recorded.

         39 weeks ended October 3, 2003: Net income for the 39 weeks ended October 3, 2003 was $28.8 million compared with $32.9 million for the 39 weeks ended September 27, 2002. The company recorded a pretax loss of $6.2 million in 2003 for the early extinguishment of $63.5 million of its 7% zero coupon notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a pretax loss of $0.3 million for the early extinguishment of $90.7 million of its 7% zero coupon notes and $10.6 million of its 8% senior notes.

         The Company's net sales during the 39 weeks ended October 3, 2003 increased 5.5% to $1,960.4 million from $1,858.3 million in the same period in 2002. Net sales by major geographic market are presented in the following table:

                                            39 WEEKS ENDED
                                     ----------------------------
                                     OCTOBER 3,     SEPTEMBER 27,
(IN MILLIONS)                           2003            2002
                                     ----------     -------------
North America                        $  1,548.3     $     1,476.9
Europe                                    276.0             255.4
Asia Pacific and Latin America            136.1             126.0
                                     ----------     -------------
                                     $  1,960.4     $     1,858.3
                                     ==========     =============

         When compared to the corresponding period in 2002, North America net sales for the 39 weeks ended October 3, 2003 increased $71.4 million, or 4.8%, to $1,548.3 million. The acquisition of Pentacon on September 20, 2002 represents $135.1 million of the increase. The sales decline in the remaining business is primarily due to a decrease of $68.3 million in sales to telecom related original equipment manufacturers. Daily sales levels for the remainder of the business have remained steady.

         Europe net sales increased 8.1% to $276.0 million from $255.4 million, including a $38.1 million favorable effect from changes in exchange rates. The decrease in local currency sales reflects the continued weak economic conditions in many of the major countries.

         Asia Pacific and Latin America net sales were up 8.0%, or $10.1 million, from the 39 weeks ended September 27, 2002, including a $1.9 million unfavorable impact from changes in exchange rates. The increase reflects an overall improvement in average daily volume from new customers and sales to telecom related original equipment manufacturers in Asia Pacific.

         Operating income for the 39 weeks ended October 3, 2003 increased 1.6%, or $1.1 million, from $66.1 million in the 39 weeks ended September 27, 2002. Operating income (loss) by major geographic market is presented in the following table:

                                            39 WEEKS ended
                                      ---------------------------
                                      OCTOBER 3,    SEPTEMBER 27,
(IN MILLIONS)                            2003           2002
                                      ----------    -------------
North America                         $     57.5    $        62.8
Europe                                       8.5              4.6
Asia Pacific and Latin America               1.2             (1.3)
                                      ----------    -------------
                                      $     67.2    $        66.1
                                      ==========    =============

         North America operating income decreased 8.5% for the 39 weeks ended October 3, 2003 compared to the corresponding period in 2002. The 39 weeks ended October 3, 2003 includes the operating income of Pentacon of $3.9 million. The 39 weeks ended September 27, 2002 includes the reversal of $0.9 million of excess restructuring accruals. The decrease from the corresponding period in 2002 is due to a decline in sales to telecom related original equipment manufacturers. Gross margins increased to 24.2% in 2003 from 23.2% for the same period in 2002. The increase is primarily due to a lower percentage of contract sales to telecom related original equipment manufacturers in 2003, which have lower gross margins, and the addition of higher gross margin Pentacon sales. Pentacon added 50 basis points to North America gross margins in 2003. Sales to telecom related original equipment manufacturers represented 10.1% of North America sales in 2003 as compared to 15.3% in 2002. Operating expenses increased $37.6 million for the 39 weeks ended October 3, 2003 from the corresponding period in 2002, which are attributable to Pentacon. In addition, the 2002 operating expense includes the reversal of $0.9 million of excess restructuring accruals. Excluding Pentacon and the reversal of excess restructuring accruals, operating expenses decreased slightly from 2002. The reduction in variable costs associated with the reduced sales levels more than offset higher pension, healthcare and insurance costs. Primarily as a result of lower sales, North America operating margins declined to 3.7% in the 39 weeks ended October 3, 2003 from 4.3% in the same period in 2002.

         Europe operating income increased 83.6% to $8.5 million for the 39 weeks ended October 3, 2003 from $4.6 million in 2002. Operating income in 2002 includes a $1.4 million restructuring charge. Europe's gross margins increased to 27.0% from 25.9% in 2002. The improvement is primarily due to the weaker U.S. dollar making U.S. sourced inventory more price competitive. Operating income margin for the 39 weeks ended October 3, 2003 was 3.1% compared to 1.8% in 2002. The operating margin increase is a result of the increase in gross margin and a $1.4 million restructuring charge incurred in 2002, slightly offset by higher operating expenses primarily due to an increase in compensation related costs. Operating income increased $0.5 million in 2003 due to changes in exchange rates.

         Asia Pacific and Latin America operating income increased $2.5 million from a $1.3 million loss in the 39 weeks ended September 27, 2002 to $1.2 million of income in 2003. The operating loss in 2002 includes the benefit of the reversal of excess restructuring accruals of $0.5 million. The $2.5 million improvement reflects the higher sales levels combined with tight expense controls. Exchange rate changes had a minimal impact on operating income.

         Other, net income (expense) includes the following:

                                                              39 WEEKS ENDED
                                                         ---------------------------
                                                         OCTOBER 3,    SEPTEMBER 27,
(IN MILLIONS)                                              2003            2002
                                                         ----------    -------------
Accounts receivable securitization                       $     (1.7)   $       (1.5)
Foreign exchange                                               (1.0)            0.2
(Loss) gain on sale of fixed assets and securities             (0.3)            3.3
Gain (loss) on the cash surrender value
    of life insurance policies                                  1.6            (1.1)
Other                                                           0.7               -
                                                         ----------    ------------
                                                         $     (0.7)   $        0.9
                                                         ==========    ============

         The consolidated tax provision decreased to $21.6 million in 2003 from $21.9 million in 2002 due to lower pre-tax earnings. The 2003 effective tax rate is 43.0% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in losses in certain foreign entities of which an income tax benefit cannot be recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The estimated fair market value of the Company's outstanding fixed rate debt at October 3, 2003, was $215.6 million. If the interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 3.1%. Changes in the market value of the Company's debt does not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assume no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains a system of disclosure controls and procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 3, 2003, pursuant to paragraph (b) of Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended October 3, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

               31.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

               31.2 Dennis Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to
                        Section 302, of the Sarbanes-Oxley Act of 2002.

               32.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                        Sarbanes-Oxley Act of 2002.

               32.2 Dennis Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

         b) Reports on Form 8-K

                  On July 8, 2003, the Company filed a Current Report on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" announcing that it had received $125.0 million (gross proceeds exclusive of the initial purchase's over allotment option) from the placement under Rule 144a of 30-year zero coupon senior notes convertible into shares of the Company's common stock.

                  On July 30, 2003, the Company filed a Current Report on Form 8-K under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operation and Financial Condition" reporting its results for the fiscal quarter ended July 4, 2003.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ANIXTER INTERNATIONAL INC.
November 12, 2003
                                        By: /s/ Robert W. Grubbs
                                           ------------------------
                                        Robert W. Grubbs
                                        President and Chief Executive Officer

November 12, 2003                       By: /s/ Dennis J. Letham
                                           ----------------------
                                        Dennis J. Letham
                                        Senior Vice President - Finance
                                        and Chief Financial Officer