Form 10-K
period 2004-01-02
ANIXTER INTERNATIONAL INC
filed 2004-03-10
CIK 52795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5989

Anixter International Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-1658138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Patriot Blvd.

Glenview, IL 60025
(224) 521-8000
(Address and telephone number of principal executive offices in its charter)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange	Title of each class on which registered

Common stock, $1 par value	New York Stock Exchange
Convertible notes due 2020	New York Stock Exchange
Convertible notes due 2033	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the shares of Registrant’s Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $795,762,000 as of July 4, 2003.

     At March 1, 2004, 36,586,661 shares of Registrant’s Common Stock, $1 par value, were outstanding.

Documents incorporated by reference:

     Certain portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III. This document consists of 67 pages. Exhibit List begins on page 58.

		Page

PART I
Item 1.	Business of the Company	1
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	5
Item 6.	Selected Financial Data	5
Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	6
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 8.	Consolidated Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
PART III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	57
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	57
Five-Year, $390.0 Million, Revolving Credit Agmt
Amend #3 to Five-Year Revolving Credit Agreement
Amend #4 to Five-Year Revolving Credit Agreement
Amended & Restated Receivables Sale Agreement
Amended & Restated Receivables Purchase Agreement
Amend #4 to 1999 Rstd Deferred Compensation Plan
List of Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Power of Attorney
302 Certification of President and CEO
302 Certification of Senior VP and CFO
906 Certification of President and CEO
906 Certification of Senior VP and CFO

(i)

PART I

ITEM 1.	BUSINESS OF THE COMPANY.

(a) General Development of Business

      Anixter International Inc. (the “Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products and fasteners and other small parts (“C” class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter”).

      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited (“Walters Hexagon”), a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 290 people.

      In September 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. (“Pentacon”), also a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services, pursuant to Pentacon’s plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. See Note 3 “Acquisition of Businesses” in the Notes to the Consolidated Financial Statements for additional information on the acquisitions of Walters Hexagon and Pentacon.

      In the fourth quarter of 1998, the Company decided to exit its Integration segment and, accordingly, the Integration segment is reflected as a discontinued operation in these financial statements. The European Integration business was sold in the fourth quarter of 1998. In 1999, the Company completed the disposal of the Integration segment, with North America Integration being sold in the first quarter of 1999 followed by the sale of Asia Pacific Integration in the fourth quarter of 1999.

(b) Financial Information about Industry Segments

      The Company is engaged in the distribution of communications and specialty wire and cable products and “C” class inventory components from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

      In 2001, 10.3% of total sales were to Lucent Technologies and its subsidiaries. No other customer accounted for 10% or more of sales in 2003, 2002 or 2001. For certain financial information concerning the Company’s business segments, see Note 12 “Business Segments” in the Notes to the Consolidated Financial Statements.

(c) Narrative Description of Business

Overview

      The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company’s comprehensive supply chain management solutions are designed to reduce customer procurement and management costs and enhance overall production efficiencies. Inventory management services are frequently provided under customer contracts for some periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities.

      Through a combination of its service capabilities and a portfolio of products from industry leading manufacturers, Anixter is the leading global distributor of data, voice, video and security network communication products. In addition, Anixter is the largest North American distributor of specialty wire and cable products. Through its recent purchases of Walters Hexagon and Pentacon, Anixter also distributes “C” class inventory components. “C” class inventory components are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications.

Customers

      The Company sells products to over 85,000 active customers. These customers include international, national, regional and local companies that include end users of the Company’s products, installers and resellers of the Company’s products and original equipment manufacturers who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service, finance, education, health care, transportation, utilities and government as well as contractors, installers, system integrators, value added resellers, architects, engineers and wholesale distributors.

Products

      Anixter sells over 225,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated in enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. Anixter also provides industrial wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance and repair and construction related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by original equipment manufacturers in manufacturing a wide variety of products. The acquisitions of Walters Hexagon and Pentacon have increased the Company’s product portfolio in 2002 and 2003.

Suppliers

      The Company sources products from over 3,000 suppliers. However, approximately 34% of Anixter’s dollar volume purchases in 2003 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wiring systems, and fasteners. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities.

      Significant terms of the Company’s typical distribution agreement are described as follows:

•	A non-exclusive right to re-sell products to any customer in a geography (typically defined as a country);

•	Usually cancelable upon 90 days notice by either party for any reason;

•	Excludes any minimum purchase agreements, although pricing may change with volume on a prospective basis; and

•	The right to pass through the manufacturer’s warranty to Anixter’s customers.

Distribution and Service Platform

      Anixter cost-effectively serves its customers’ needs through its proprietary computer system, which connects most of its warehouses and sales offices throughout the world. The system is designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter’s e-commerce platform, one of the most comprehensive, user-friendly and secure websites in the industry.

      Anixter operates a series of large modern hub warehouses in key distribution centers in North America, Europe, Asia and Latin America that provide for cost-effective and reliable storage and delivery of products to its customers. The hub warehouses store the bulk of Anixter’s inventory. Some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers in certain cities. This network consists of 107 locations in the United States, 17 in Canada, 23 in the United Kingdom, 23 in Continental Europe, 11 in Latin America, 10 in Asia and 5 in Australia/ New Zealand.

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

Employees

      At January 2, 2004, the Company and its subsidiaries employed approximately 5,000 people. Less than one percent of the Company’s employees are covered by collective bargaining agreements.

Competition

      Given the Company’s role as an aggregator of many different types of products from many different sources and the fact that these products are sold to many different industry groups, there is no well defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly skilled workforce and global distribution network. The Company can ship 99% of orders for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout most of its operations in 42 countries worldwide that provide its customers and suppliers global consistency.

      Anixter enhances its value proposition to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9002 and QSO 9000. The Company uses its testing facilities in conjunction with suppliers to develop product specification and to test quality compliance. In the case of its suburban Chicago data network testing lab, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs.

      In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business. However, it would not have a lasting impact since comparable products are available from alternate sources.

      Many of the Company’s competitors are privately held and, as a result, reliable competitive information is not available.

Contract Sales and Backlog

      The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would require that materials acquired as a result of joint material requirements planning between the Company and the customer be purchased by the customer.

      Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.

Available Information

      The Company maintains an Internet website at http://www.anixter.com that includes links to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Ethics and all amendments to these reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of the Company’s website.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

      For information concerning foreign and domestic operations and export sales, see Note 9 “Income Taxes” and Note 12 “Business Segments” in the Notes to the Consolidated Financial Statements.

ITEM 2.	PROPERTIES.

      The Company’s distribution network consists of 151 warehouses in 42 countries with more than 4.5 million square feet. There are 12 regional distribution centers (100,000 — 575,000 square feet), 23 local distribution centers (35,000 — 100,000 square feet) and 116 service centers. Additionally, the Company has 45 sales offices throughout the world. All these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

ITEM 3.	LEGAL PROCEEDINGS.

      From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of 2003, no matters were submitted to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information is set forth in Note 13 “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. As of March 1, 2004, the Registrant had 3,780 shareholders of record.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year

	2003*	2002*	2001	2000	1999

	(In millions, except per share amounts)
Results of operations:
Net sales	$2,625.2	$2,520.1	$3,144.2	$3,514.4	$2,712.0
Operating income (a)	92.3	87.7	102.0	189.8	112.8
Interest expense and other, net (b)	(12.8)	(15.2)	(43.8)	(55.2)	(34.6)
Extinguishment of debt (c)	(6.6)	(0.7)	(5.5)	—	—
Income from continuing operations (d)	41.9	43.1	30.3	78.7	69.7
Income from discontinued operations	—	—	—	—	54.5
Net income	41.9	43.1	30.3	78.7	124.2
Basic income per share:
Continuing operations	$1.15	$1.17	$0.83	$2.15	$1.86
Net income	$1.15	$1.17	$0.83	$2.15	$3.31
Diluted income per share:
Continuing operations	$1.13	$1.13	$0.80	$2.03	$1.83
Net income	$1.13	$1.13	$0.80	$2.03	$3.26
Financial position at year-end:
Total assets	$1,371.4	$1,226.0	$1,198.8	$1,686.0	$1,434.7
Total debt	$239.2	$195.1	$241.1	$451.9	$468.0
Stockholders’ equity (e)	$690.8	$634.8	$563.1	$554.9	$456.4
Diluted book value per share	$18.58	$16.71	$14.90	$13.57	$11.99
Weighted-average diluted shares	37.2	38.0	37.8	40.9	38.1
Year-end outstanding shares	36.4	37.5	36.9	37.7	35.9

* In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon for $42.7 million, inclusive of legal and advisory fees. On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc.(“Pentacon”) for $111.4 million, including transaction-related costs. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. Walter Hexagon’s operations in 2003 and Pentacon’s operations in 2002 were not significant to the Company. In 2003, Pentacon contributed sales and operating income of $184.8 million and $4.8 million, respectively. See Note 3 “Acquisitions of Businesses” in the Notes to the Consolidated Financial Statements for further information.

Notes:

(a)	In the third quarter of 2001, the Company incurred a restructuring charge of $31.7 million associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. Additionally, 2001, 2000 and 1999 include goodwill amortization of $9.0 million, $8.4 million and $7.4 million, respectively.
(b)	In the fourth quarter of 2000, the Company incurred an $8.8 million charge relating to the discount on the initial non-recourse sale of accounts receivable to an unconsolidated wholly owned special purpose corporation in connection with an accounts receivable securitization program.
(c)	Prior years have been restated to reflect our adoption of Statement of Financial Accounting Standards No. 145.
(d)	In the third quarter of 1999, the Company recorded a $24.3 million tax benefit in continuing operations for the reversal of previously established tax reserves determined to be no longer necessary.
(e)	Stockholders’ equity reflects treasury stock purchases of $35.6 million, $46.9 million, $15.4 million and $91.9 million in 2003, 2001, 2000 and 1999, respectively. The Company did not purchase any treasury shares in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “prospects,” “estimated,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors also could cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations and new or changed competitors. The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 26 to 55 of this Report.

Acquisitions of Walters Hexagon and Pentacon, Inc.

      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited (“Walters Hexagon”). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 290 people. The Company believes Walters Hexagon’s business model and position as a value-added distributor complements its current business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. At January 2, 2004, intangible assets have also been recorded at an estimated fair value as follows:

•	$8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

•	$18.2 million of goodwill.

      The stock purchase agreement provides for additional purchase considerations of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon’s debt. Included in the results of the Company for 2003 are $19.0 million of sales and $0.6 million of operating income related to Walters Hexagon. Had this acquisition occurred at the beginning of the year, the impact on the Company’s operating results would not have been significant.

      On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. (“Pentacon”) pursuant to Pentacon’s plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $74.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities.

Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows:

•	$1.8 million intangible asset with an indefinite life (trade name),

•	$13.8 million of intangible assets with an average finite life of 9.3 years (customer relationships); and

•	$21.1 million of goodwill.

      In 2003 and 2002, Pentacon contributed sales of $184.8 million and $51.5 million, respectively, and operating income of $4.8 million and $0.5 million, respectively. Goodwill increased $7.0 million in 2003, as a result of the finalization of the purchase price allocation.

      These acquisitions were accounted for as purchases and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Intangible amortization expense is expected to be approximately $2.3 million per year for the next five years.

Financial Liquidity and Capital Resources

Overview

      As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment and office furniture and fixtures, since the Company operates from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be a factor of the rate of sales increase or decline, due to the corresponding change in working capital.

      In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

Cash Flow

      Year ended January 2, 2004: Consolidated net cash provided by continuing operating activities was $125.1 million in 2003, compared to $165.7 million for the same period in 2002. Excluding non-cash items, primarily depreciation and amortization and the accretion of the zero coupon convertible notes, net income generated cash of $82.0 million in 2003 compared to $76.3 million in 2002. Due to the decline in sales in 2002, working capital reductions provided $87.8 million compared to only $35.5 million in 2003 when sales, excluding acquired operations, were relatively flat. The significant reduction in the 2002 working capital was primarily driven by a $81.4 million reduction in inventory compared to only $33.9 million in 2003. The Company paid $2.9 million in the current period for leases, severance and outplacement costs associated with the 2001 restructuring, compared to $10.8 million for the corresponding period in 2002. In 2003, the Company ended the year in a net prepaid income tax position of $6.8 million compared to an accrual position of $4.7 million in 2002. The cash surrender value of company life insurance policies increased $5.4 million ($2.9 million due to premiums paid) in 2003 compared to a decline of $0.6 million in 2002. There were no premiums paid in 2002.

      Consolidated net cash used in investing activities decreased to $36.8 million in 2003 versus $122.4 million for the same period in 2002. During 2003, the Company spent $42.0 million to acquire Walters Hexagon as compared to $110.4 million used to acquire Pentacon in the same period of 2002. Capital expenditures increased $9.0 million during 2003 as compared to the corresponding period in 2002. The increase is primarily the result of the Company spending $18.4 million to complete the construction of the new corporate headquarters building. In the fourth quarter of 2003, the Company recovered approximately $27.0 million of capital that had been invested in this project during 2002 and 2003 through a sale and leaseback transaction. Capital expenditures are expected to be approximately $15.0 million in 2004.

      Consolidated net cash used in financing activities was $4.5 million in 2003 compared to $48.8 million in the corresponding 2002 period. In 2003, the Company issued $328.8 million of 3.25% zero coupon convertible senior notes due 2033. Proceeds of $143.8 million were used to purchase $35.6 million of treasury stock and $80.2 million of its 7% zero coupon convertible notes and 8% senior notes. In the same period of 2002, the Company paid $118.3 million for the repurchase of its 7% zero coupon convertible notes and 8% senior notes. Net cash used to repay borrowings under the revolving credit agreements were $33.6 million during 2003 as compared to net proceeds from borrowing under the revolving credit agreements of $62.6 million in 2002. In 2003, the Company received $6.5 million from the issuance of 0.5 million shares of common stock for the exercise of stock options, stock units and the employee stock purchase plan compared to $7.5 million in 2002 for the issuance of 0.6 million shares.

      Cash used for discontinued operations was $1.5 million in 2003 compared to $2.6 million in 2002.

      Year ended January 3, 2003: Consolidated net cash provided by continuing operating activities was $165.7 million in 2002 compared to $288.5 million in 2001. Excluding non-cash items, primarily depreciation and amortization and the accretion of the zero coupon convertible notes, net income generated cash of $76.3 million in 2002 compared to $82.9 million in 2001. Cash provided by continuing operating activities decreased primarily because the decline in working capital in 2002 was less than the decline in 2001. In 2002, cash generated by the collection of receivables was almost entirely offset by the payments made on accounts payable and accrued expenses. Inventory was further reduced in 2002 by $81.4 million associated with the decline in sales. The Company paid $10.8 million for costs related to the 2001 restructuring. In 2001, accounts receivable decreased, providing cash of $128.5 million. Inventory declined $357.1 million in 2001 as the $120.0 million specifically identified at December 29, 2000 as “inventory returnable to vendor” was returned and the remaining decline was due to reduced purchases as lower levels of inventory were needed to support the reduced sales levels. The increase in cash flow generated by the reduction in inventory was partially offset by the related decrease of $296.7 million in accounts payable and accrued expenses. In 2001, the Company incurred a $31.7 million restructuring charge, $6.6 million of which was non-cash. At January 3, 2003, $6.9 million remained to be paid.

      Consolidated net cash used in investing activities was $122.4 million in 2002 versus $20.5 million in 2001. In the third quarter of 2002, the Company completed the acquisition of certain assets and liabilities of Pentacon for $110.4 million, including transaction related costs. Also in 2002, $2.9 million was received from the sale of real estate and other fixed assets and $2.0 million from the sale of securities. Capital expenditures decreased $5.1 million from 2001 as spending was reduced due to weak economic conditions. In 2002, capital expenditures included $11.6 million for the construction of a new corporate headquarters. Capital expenditures in 2001 were primarily for the upgrades of warehouse facilities and the purchase of software and computer equipment.

      Consolidated net cash used by financing activities was $48.8 million in 2002 in comparison to $255.8 million in 2001. In 2002, cash used in financing activities included $118.3 million for the repurchase of the 7% zero coupon convertible notes and 8% senior notes. Proceeds from borrowing under the revolving credit agreements were $62.6 million in 2002. The Company received $7.5 million for the issuance of 0.6 million shares of common stock relating to the exercise of stock options, stock units and the employee stock purchase program. In 2001, cash used in financing activities included a net repayment of long-term borrowings of $142.4 million, extinguishment of the 8% senior notes of $86.5 million and $46.9 million of treasury stock purchases, partially offset by proceeds of $22.3 million received from the issuance of 1.3 million shares of common stock for the exercise of stock options and the employee stock purchase plan.

      Cash used for discontinued operations was $2.6 million in 2002 compared to $5.8 million in 2001.

Financings

Convertible Notes Due 2033

      On July 1, 2003, the Company issued $328.8 million of 3.25% zero coupon convertible senior notes due 2033 (together with the overallotment, the “Convertible Notes due 2033”). Each Convertible Note due 2033

has a principal value at maturity of $1,000. The net proceeds from the issue were $121.5 million and were initially used to (i) fund repurchases of $63.5 million of accreted value of the Company’s outstanding 7% zero coupon convertible senior notes from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company’s common stock and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs of approximately $3.5 million are being amortized through June 2033 using the straight-line method.

      In connection with the issuance of the Convertible Notes due 2033, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes due 2033 to cover overallotments. On July 9, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.5 million related to the exercise of the overallotment are being amortized through June 2033 using the straight-line method.

      Holders of the Convertible Notes due 2033 may convert each of them into 12.8773 shares of the Company’s common stock, of which the Company has reserved 4.9 million shares based on the number of outstanding bonds, in any calendar quarter commencing after October 3, 2003 if:

•	The sales price of our common stock reaches specified thresholds;

•	During any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

•	The Convertible Notes due 2033 are called for redemption; or

•	Specified corporate transactions have occurred.

      Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock. The 3.25% zero coupon convertible notes were not convertible at January 2, 2004, as none of the above conditions were met. In February 2004, the Company declared a special dividend of $1.50 per common share. As a result, the conversion rate of the convertible notes will be adjusted in March 2004, based on the stock price as provided for in the agreement.

      The Company may redeem the Convertible Notes due 2033, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

•	July 7, 2007 at a price equal to $432.48 per Convertible Note due 2033;

•	July 7, 2009 at a price equal to $461.29 per Convertible Note due 2033;

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;

•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;

•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;

•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and

•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

The Company may choose to pay the purchase price in cash or in common stock or a combination of both. See Exhibit 4.8 for the calculation of the purchase price if the Company were to choose to pay in common shares.

      The Company must pay contingent cash interest to the holders of the Convertible Notes due 2033 during any six-month period commencing July 7, 2011 if the average market price of a Convertible Note due 2033 for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such Convertible Note due 2033 as of the day immediately preceding the relevant six-month period. The contingent interest payable per Convertible Note due 2033 in respect of any six-month period will equal an annual rate of 0.25% of the average market price of a Convertible Note due 2033 for the five trading day measurement period and will be payable on the last day of the relevant six-month period. Except for the contingent interest described above, the Company will not pay cash interest on the Convertible Notes due 2033 prior to maturity. The original issue discount will continue to accrue at the yield to maturity whether or not contingent interest is paid.

      The Convertible Notes due 2033 are structurally subordinated to the indebtedness of Anixter. At January 2, 2004, the face value of the Convertible Notes due 2033 outstanding was $378.1 million with a book value of $146.1 million.

Convertible Notes Due 2020

      On June 28, 2000, the Company issued $792.0 million 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). Each Convertible Note due 2020 has a principal value at maturity of $1,000. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Issuance costs of $1.3 million are being amortized through June 2020 using the straight-line method.

      Holders of the remaining Convertible Notes due 2020 may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company’s common stock for which the Company has reserved 1.4 million shares at January 2, 2004 based on the number of currently outstanding bonds. Additionally, holders may require the Company to purchase at book value, all or a portion of their Convertible Notes due 2020 on:

•	June 28, 2005, at a price of $356.28 per Convertible Note due 2020;

•	June 28, 2010, at a price of $502.57 per Convertible Note due 2020; and

•	June 28, 2015, at a price of $708.92 per Convertible Note due 2020.

The Company may choose to pay the purchase price in cash or common stock or a combination of both. See Exhibit 4.2 for the calculation of the purchase price if the Company were to choose to pay in common shares.

      The Convertible Notes due 2020 are structurally subordinated to the indebtedness of Anixter. At January 2, 2004 and January 3, 2003, the remaining face value of the Convertible Notes due 2020 outstanding was $196.3 million and $413.3 million, respectively, with a book value of $63.1 million and $124.0 million, respectively.

      The Company recorded losses on the extinguishment of debt of $6.2 million and $0.3 million in its consolidated statements of operations for the years ended January 2, 2004 and January 3, 2003, respectively, for repurchases of these notes prior to their maturity and the write-off of associated debt issuance costs. No repurchase activity occurred in 2001. The repurchase activity for 2003 and 2002 is summarized below:

	Years Ended

	January 2, 2004		January 3, 2003

	(In millions)
	Book		Book
	Value	Cost	Value	Cost

7% zero coupon convertible notes	$67.5	$72.2	$109.7	$107.2
Debt issuance costs written-off	$1.5	$—	$2.8	$—

8% Senior Notes

      In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to a $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, bearing interest at 8%, contained various restrictions with respect to secured borrowings and were unconditionally guaranteed by the Company.

      During 2003, the Company retired the last of the outstanding 8% senior notes at maturity of $8.0 million. The Company recorded a loss on the extinguishment of debt of $0.4 million and $5.2 million in 2002 and 2001, respectively, from repurchases of a portion of these notes prior to maturity. The repurchase activity for 2002 and 2001 is summarized below:

Years ended

	January 3, 2003		December 31, 2001

(In millions)
	Book		Book
	Value	Cost	Value	Cost

8% Senior Notes	$10.7	$11.1	$81.3	$86.5

Revolving Lines of Credit

      On October 6, 2000, Anixter entered into a financing arrangement to support further business growth. The agreement consisted of a $500.0 million, senior unsecured, revolving credit agreement. This revolving credit line included a $390.0 million, five-year agreement, plus a $110.0 million, 364-day agreement. As a result of the economic slowdown experienced in 2001, 2002 and 2003, these facilities were scaled down to fit the Company’s revised anticipated needs through the remainder of the arrangements.

      On April 24, 2001, Anixter cancelled the $110.0 million, 364-day revolving credit line. In March 2003, Anixter cancelled $115.0 million of the five-year agreement in order to reduce costs associated with this excess availability. Accordingly, in 2003 and 2001, Anixter recorded a loss on the extinquishment of debt of approximately $0.4 million and $0.3 million, respectively, to expense the financing fees associated with this portion of the revolving credit agreement in its consolidated statements of operations. The activity related to the cancellation of credit lines and related debt issuance costs is summarized below:

	Years ended

	January 2, 2004	January 3, 2003	December 31, 2001

	(In millions)
$390.0 million revolving credit facility-5 year	$115.0	$—	$—
$110.0 million revolving credit facility-364 Days	$—	$—	$110.0
Debt issuance costs written off	$0.4	$—	$0.3

      At January 2, 2004, the primary liquidity source for Anixter is the remaining $275.0 million, five-year revolving credit agreement, $30.0 million of which was outstanding and $16.3 million of which was available to pay the Company for intercompany liabilities. The borrowing rate on the revolving credit agreement is LIBOR plus 87.5 basis points and the interest rate on the $30.0 million outstanding balance was 2.1%. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Due to the requirement of the leverage ratio, borrowings of only $139.8 million, of which $37.8 million may be used to pay dividends to the Company, of the $245.0 million available under bank revolving lines of credit at Anixter would be permitted as of January 2, 2004.

      At January 2, 2004, certain foreign subsidiaries had approximately $20.4 million available under bank revolving lines of credit, none of which was outstanding.

Contractual Cash Obligations and Commitments

      The Company has the following contractual cash obligations as of January 2, 2004:

	Payments due by period

						Beyond
	2004	2005	2006	2007	2008	2008	Total

	(In millions)
Long Term Debt[1]	$—	$30.0	$—	$—	$—	$574.4	$604.4
Capital Lease Obligations	0.2	0.2	0.2	0.2	0.2	0.9	1.9
Operating Leases	42.6	33.6	24.4	17.5	12.8	75.0	205.9
Purchase Obligations[2]	212.7	1.2	0.2	—	—	2.3	216.4

Total Obligations	$255.5	$65.0	$24.8	$17.7	$13.0	$652.6	$1,028.6

1 Holders of the Company’s 7% zero coupon convertible notes, with a face value of $196.3 million, may require the Company to purchase, at a book value of $69.9 million, all or a portion of their convertible notes in June of 2005. Holders of the Company’s 3.25% zero coupon convertible notes, with a face value of $378.1 million, may require the Company to purchase, at a book value of $163.5 million, all or a portion of their convertible notes in July of 2007.

2 Purchase obligations primarily consists of purchase orders for products sourced from unaffiliated third party suppliers and commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

      Also, at January 2, 2004, the Company has certain other long-term obligations of approximately $54.8 million, which primarily consist of pension plan obligations, deferred compensation and restructuring charges.

      The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of January 2, 2004 and January 3, 2003, the long-term pension liability was $34.6 million and $28.0 million, respectively.

      A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued quarterly on the deferred compensation balances based on the average 10-year treasury note rate for the previous three months times 1.4, and the rate is further adjusted if certain Company financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2004 and January 3, 2003, the long-term deferred compensation liability was $17.4 million and $15.1 million, respectively.

      In an effort to insure that adequate resources are available to fund the deferred compensation liability, along with certain non-qualified pension obligations, the Company has purchased a series of company-owned life insurance policies on the lives of plan participants. At January 2, 2004 and January 3, 2003, the cash surrender value of these life insurance policies was $23.9 million and $18.5 million, respectively.

      As of January 2, 2004 and January 3, 2003, the Company’s long-term restructuring liability was $1.5 million and $2.7 million, respectively. The liability is primarily related to committed lease payments, net of sublet income, associated with facilities included in the restructuring charge of $31.7 million taken in the third quarter of 2001. The committed lease payments vary based on the original terms of the various leases.

Off Balance Sheet Financing

      On October 6, 2000, the Company entered into a $275.0 million accounts receivable securitization program to support further business growth. As a result of the economic slowdown experienced in 2001 and anticipated for 2002, on October 6, 2001 the company reduced the borrowing capacity on the accounts receivable securitization program from $275.0 million to $225.0 million. The Company reduced the capacity of the facility in order to reduce costs associated with excess availability. The accounts receivable securitization program is conducted through Anixter Receivables Corporation (“ARC”), which is a wholly owned unconsolidated subsidiary of the Company that is accounted for using the equity method. ARC was established in order to take advantage of the lower borrowing costs available under this arrangement versus the borrowing costs on the unsecured revolving credit agreement. The program allows Anixter to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12%. ARC may in turn sell an interest in these receivables to financial institutions and borrow up to $225.0 million. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost.

      At January 2, 2004 and January 3, 2003, the outstanding balance of accounts receivable sold to ARC totaled $245.7 and $248.6 million, respectively. In order to fund the purchase of the accounts receivable from Anixter, ARC incurred long-term debt of $145.7 million and $129.7 million and has a subordinated note payable to Anixter of $56.5 million and $69.6 million at January 2, 2004 and January 3, 2003, respectively. The effective interest rate paid by ARC in 2003 and 2002 on the long-term debt was 2.1% and 2.6%, respectively. ARC’s long-term debt has not been guaranteed by Anixter or the Company and neither have an obligation, contingent or otherwise to the holders of ARC’s long-term debt. Under this program, ARC is required to maintain ratios that are consistent with other programs arranged by the Company’s financial institutions. The financial institutions used by the Company have a significant presence in this type of financing and are familiar with industry norms. ARC is in compliance with all covenant ratios and the Company believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.10 for definitions of the covenant ratios. A charge of $8.8 million, primarily relating to the discount on the initial sale of accounts receivable to ARC, was recorded at inception of the program in the fourth quarter of 2000. The Company expects to substantially recover this $8.8 million charge during the course of the program. The ongoing discount rate of 2.12% was calculated by a third party and represents a rate equivalent to those in an arms-length transaction. In “Other, net”, the Company recorded net charges of $2.8 million, $2.7 million, and $8.7 million in 2003, 2002 and 2001, respectively, primarily for the interest expense on the long-term debt incurred by ARC to fund the purchases of the accounts receivable from Anixter. Generally accepted accounting principles require that the interest expense be classified as “Other expense” as it is recorded as part of the Company’s investment adjustment related to its 100% ownership in ARC. However, it is considered to be part of the Company’s financing strategy and therefore is viewed as interest expense by the Company.

      In the fourth quarter of 2003, ARC declared and paid a $25.0 million dividend to the Company.

Share Repurchases

      In 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of 3.25% Convertible Notes due 2033. The Company may purchase additional shares, with the volume and timing dependent on market conditions. In 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. No shares were repurchased in 2002.

Interest Expense

      Interest expense for continuing operations was $12.8 million, $15.5 million and $30.1 million for 2003, 2002 and 2001, respectively. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings. The decrease in interest expense in 2003 from 2002 is due to a reduction in interest rates. The decrease in the interest expense in 2002 from 2001 was due to lower debt levels as a result of lower working capital, the repurchase of high interest rate debt and overall lower interest rates. The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result of this type of interest rate agreement along with fixed rate debt, the interest rate on 100% and 83% of debt obligations at January 2, 2004 and January 3, 2003, respectively, is fixed or capped. Total outstanding debt at January 2, 2004, and January 3, 2003, was $239.2 million and $195.1 million, respectively, for the Company and $145.7 million and $129.7 million, respectively, for ARC. The impact of interest rate swaps and caps for 2003, 2002 and 2001 was an increase to interest expense of $0.6 million, $0.1 million and $0.3 million, respectively.

Income Taxes

      Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $148.1 million at January 2, 2004, which are subject to various provisions of each respective country. Approximately $48.2 million of this amount expires between 2004 and 2013, and $99.9 million of the amount has an indefinite life. Of the $148.1 million NOL carryforwards of foreign subsidiaries, $86.1 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 2, 2004, were approximately $62.0 million, which are subject to various provisions of each respective country. Approximately $40.8 million of this amount expires between 2004 and 2013, and $21.2 million of the amount has an indefinite life. The deferred tax asset and valuation allowance has been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S.

Liquidity Considerations and Other

      Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations.

      In 2004, the Company estimates that it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses and issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

      In February 2004, the Company declared the payment of a special dividend of $1.50 per common share, or approximately $55.0 million, as a return of excess capital to shareholders. The dividend is payable March 31, 2004 to shareholders of record on March 16, 2004.

Results of Operations

      The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies.

Overview

      Results of operations over the three-year period of 2003, 2002 and 2001 were significantly influenced by a general economic slowdown in most of the geographies in which the Company operates. The effects of the general economic slowdown were compounded by an even greater slowdown in information technology and telecom-related spending. As a result of these conditions, prior to including the results of acquired businesses ($203.8 million in 2003), the Company has seen its sales base decline from its all time high of $3.5 billion in 2000 to $2.4 billion in 2003.

      As a result of this drop in sales, operating margins have declined from a high of 5.4% in 2000 to an average of approximately 3.5% in 2003 and 2002. This drop in sales volume and operating margins has led to approximately a 50% decline in operating profits since 2000. While operating profits have declined, the decline in sales has allowed the Company to substantially reduce the amount of working capital used to support the business. As a result of this, the Company has generated $35.5 million, $87.8 million and $188.9 million of cash from working capital reductions in 2003, 2002 and 2001, respectively.

      The cash generated from combined profitability and working capital reductions has allowed the Company to substantially reduce the amount of outstanding borrowings. As a result of the reduction in borrowings and a significant decline in interest rates (due to the general interest rate environment and refinancing by the Company), the Company has been able to substantially reduce its interest costs. Interest expense was $12.8 million, $15.5 million and $30.1 million in 2003, 2002 and 2001, respectively.

      Excluding $9.0 million of goodwill amortization in 2001, net income has been relatively flat (ranging from $39.3 million to $43.1 million) over the past three years. The Company recorded a pre-tax loss of $6.6 million in 2003 for the early extinguishment of $67.5 million of its 7% zero coupon convertible notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a pre-tax loss of $0.7 million for the early extinguishment of $109.7 million of its 7% zero coupon convertible notes and $10.7 million of its 8% senior notes. Due to a combination of increased economic softness and continued deterioration of market conditions in the communications products industry, the Company incurred a restructuring charge of $31.7 million ($19.0 million, net of tax) in the third quarter of 2001. The restructuring resulted in annualized expense reductions of approximately $48.0 million. In addition, in 2001, the Company recorded a pre-tax loss of $5.5 million for the early extinguishment of $81.3 million of Anixter’s 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million 364-day revolving credit agreement due 2001.

2003 versus 2002

Consolidated Results of Operations

	Years ended

	January 2,	January 3,	Percent
	2004	2003	Change

	(In millions)
Net sales	$2,625.2	$2,520.1	4.2%
Gross profit	$642.2	$597.1	7.6%
Operating expenses	$549.9	$509.4	8.0%
Operating income	$92.3	$87.7	5.2%

      Net Sales: The Company’s net sales during 2003 increased 4.2% to $2.6 billion from $2.5 billion in the same period in 2002. The acquisition of Pentacon in September 2002 and Walters Hexagon in September 2003, along with favorable effects from changes in exchange rates, accounted for $228.8 million of the increase. North America sales to telecom-related original equipment manufacturers declined by $80.0 million, while Europe continued to be impacted by weak economic conditions. Finally, 2003 had 52 weeks as compared to 53 weeks in 2002.

      Gross Margins: Gross margins improved to 24.5% in 2003 from 23.7% in 2002. The improvement was a result of a lower percentage of contract sales to telecom-related original equipment manufacturers in 2003 (which have lower gross margins), the addition of higher gross margin Pentacon and Walters Hexagon sales and more price competitive U.S. dollar-sourced inventory in foreign operations.

      Operating Income: Operating margins were 3.5% for 2003, which were flat as compared to the prior year. Operating expenses increased $40.5 million in 2003 from the corresponding period in 2002. The Pentacon and Walters Hexagon acquisitions increased operating expenses by $38.6 million, while changes in exchange rates increased operating expenses by $17.2 million. Excluding the above, operating expenses declined $15.3 million primarily due to reduced sales levels and tight expense controls, including further staff reductions in 2003.

      Interest Expense: Consolidated interest expense decreased to $12.8 million in 2003 from $15.5 million in 2002. Interest expense decreased due to a reduction in interest rates. The average long-term debt balance was $229.7 million and $209.0 million for 2003 and 2002, respectively. The average interest rate for 2003 was 5.6% compared to 7.4% in 2002.

      Other, net income (expense):

	Years ended

	January 2,	January 3,
	2004	2003

	(In millions)
Accounts receivable securitization	$(2.8)	$(2.7)
Gain (loss) on the cash surrender value of life insurance policies	2.5	(0.5)
(Loss) gain on sale of fixed assets and securities	(0.3)	2.9
Foreign exchange	—	(0.1)
Other	0.6	0.7

	$ —	$ 0.3

      Income Taxes: The consolidated effective tax provision increased to $31.0 million in 2003 from $28.7 million in 2002 primarily due to an increase in the income tax rate. The 2003 effective tax rate is 42.5% compared to 40.0% in 2002. The increase in the effective tax rate is primarily a result of an increase in non-deductible losses in certain foreign entities.

      Net Income: Net income for 2003 was $41.9 million compared with $43.1 million for 2002. In addition to the items described above, the Company recorded a pre-tax loss of $6.6 million in 2003 for the early extinguishment of $67.5 million of its 7% zero coupon convertible notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a pre-tax loss of $0.7 million for the early extinguishment of $109.7 million of its 7% zero coupon convertible notes and $10.7 million of its 8% senior notes.

North America Results of Operations

	Years ended

	January 2,	January 3,	Percent
	2004	2003	Change

	(In millions)
Net sales	$2,044.1	$1,996.2	2.4%
Gross profit	$496.4	$471.7	5.2%
Operating expenses	$420.7	$388.0	8.4%
Operating income	$75.7	$83.7	(9.6)%

      Net Sales: When compared to the corresponding period in 2002, North America net sales for the year ended January 2, 2004 increased 2.4% to over $2.0 billion. The acquisition of Pentacon on September 20, 2002 represents $133.3 million of the increase. The sales decline in the remaining business is primarily due to a decrease of $80.0 million in sales to telecom-related original equipment manufacturers. In addition, 2003 had 52 weeks compared to 53 weeks in 2002. Daily sales levels for the remainder of the business have remained steady.

      Gross Margins: Gross margins increased to 24.3% in 2003 from 23.6% for the same period in 2002. The increase is primarily due to a lower percentage of contract sales to telecom-related original equipment manufacturers in 2003, which have lower gross margins, and the addition of higher gross margin Pentacon sales. Pentacon increased the North America gross margins by 50 basis points in 2003 from 2002. Sales to telecom-related original equipment manufacturers represented 10.5% of North America sales in 2003 as compared to 14.7% in 2002.

      Operating Income: Operating expenses increased $32.7 million in 2003 from the corresponding period in 2002, due to the acquisition of Pentacon. In addition, the 2002 operating expense includes the reversal of $0.9 million of excess restructuring accruals. The reduction in variable costs associated with the reduced sales levels more than offset higher pension, healthcare and insurance costs. The 2003 North America operating income includes $4.8 million of operating income related to Pentacon, as compared to $0.5 million in 2002. Primarily as a result of lower sales to telecom-related original equipment manufacturers, North America operating margins declined to 3.7% in 2003 from 4.2% in the same period in 2002.

Europe Results of Operations

	Years ended

	January 2,	January 3,	Percent
	2004	2003	Change

	(In millions)
Net sales	$393.1	$344.9	14.0%
Gross profit	$107.5	$90.3	19.1%
Operating expenses	$93.1	$85.0	9.7%
Operating income	$14.4	$5.3	169.2%

      Net Sales: Europe net sales increased 14.0% in 2003 to $393.1 million from $344.9 million in 2002, including a $50.8 million favorable effect from changes in exchange rates and an increase of $19.0 million as a result of the acquisition of Walters Hexagon. The decrease in local currency sales reflects the continued weak economic conditions in many of the major countries. In addition, 2003 had 52 weeks as compared to 53 weeks in 2002.

      Gross Margins: Europe’s gross margins increased to 27.4% in 2003 from 26.2% in 2002. The improvement is primarily due to the weaker U.S. dollar making U.S-sourced inventory more price competitive and the addition of higher gross margin Walters Hexagon sales. Walters Hexagon added 10 basis points to Europe’s gross margins in 2003.

      Operating Income: Compared to 2002, operating expenses increased 9.7%, or $8.1 million, to $93.1 million in 2003. Included in the increase are $4.8 million of expenses related to Walters Hexagon and $13.1 million for changes in exchange rates. In 2003, Europe incurred a gain of $1.6 million from the settlement of certain pension plans. In 2002, Europe incurred $1.4 million of additional restructuring costs. Finally, corporate overhead allocation to Europe was reduced by $1.0 million in 2003. As a result of the above, operating margin for 2003 was 3.7% compared to 1.5% in 2002. Exchange rate changes had a minimal impact on operating income.

Emerging Markets Results of Operations

	Years ended

	January 2,	January 3,	Percent
	2004	2003	Change

	(In millions)
Net sales	$188.0	$179.0	5.0%
Gross profit	$38.3	$35.1	9.2%
Operating expenses	$36.1	$36.4	(0.9)%
Operating income (loss)	$2.2	$(1.3)	263.0%

      Net Sales: Emerging Markets’ (Asia Pacific and Latin America) net sales were up 5.0% to $188.0 million in 2003 from $179.0 million in 2002, including a $1.8 million unfavorable impact from changes in exchange rates and one additional week in 2002 as compared to 2003. The increase reflects an overall improvement in average daily volume from new customers and sales to telecom-related original equipment manufacturers in Asia Pacific.

      Gross Margins: For 2003, Emerging Markets’ gross margins increased to 20.4% from 19.6% in 2002. The improvement is primarily due to a reduction in inventory obsolescence provisions for Asia Pacific.

      Operating Income: Emerging Markets’ operating income increased $3.5 million from a $1.3 million loss in 2002 to $2.2 million of income in 2003. The operating loss in 2002 includes the benefit of the reversal of excess restructuring accruals of $0.5 million. The $3.5 million improvement reflects the higher sales levels, improved gross margins and tightened expense controls. Exchange rate changes had a minimal impact on operating income.

2002 versus 2001

Consolidated Results of Operations

	Years ended

	January 3,	December 28,	Percent
	2003	2001	Change

	(In millions)
Net sales	$2,520.1	$3,144.2	(19.8)%
Gross profit	$597.1	$722.7	(17.4)%
Operating expenses*	$509.4	$620.7	(17.9)%
Operating income*	$87.7	$102.0	(14.0)%

*The year ended December 28, 2001 includes restructuring costs for North America, Europe and Asia Pacific and Latin America of $23.1 million, $2.3 million and $6.3 million, respectively. In addition, 2001 includes goodwill amortization expense of $8.4 million, $0.3 million and $0.3 million for North America, Europe and Asia Pacific, respectively.

      Net Sales: The Company’s net sales for the year ended January 3, 2003, declined 19.8% to $2.5 billion from $3.1 billion in 2001. North America net sales declined $437.3 million due to a significant decline in telecom and information technology-related spending and general overall economic softness. Europe and Emerging Markets’ net sales declined approximately $186.8 million as international markets also felt the poor economic conditions experienced in North America.

      Gross Margin: Gross margins improved to 23.7% in 2002 from 23.0% in 2001. The improvement was a result of a lower percentage of contract sales to telecom-related original equipment manufacturers in North America and a decrease in low margin service provider sales in Europe and Emerging Markets.

      Operating Income: Operating expenses decreased $111.3 million, or 17.9%, in 2002 from 2001. The decrease is due to reduced sales levels and tightened expense controls in 2002. Operating income decreased 14.0% to $87.7 million from $102.0 million in 2001. Operating margins increased to 3.5% in 2002 from 3.2% in 2001. Due to a combination of increased economic softness and continued deterioration of market conditions in the communications products industry, the Company incurred a restructuring charge of $31.7 million ($19.0 million, net of tax) in the third quarter of 2001 associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. The restructuring resulted in annualized expense reductions of approximately $48.0 million. Operating income for 2001 includes $9.0 million of expense for goodwill amortization.

      Interest Expense: Consolidated interest expense decreased to $15.5 million in 2002 from $30.1 million in 2001. Interest expense decreased $14.6 million due to lower debt levels as a result of lower working capital, the repurchase of high interest rate debt and overall lower interest rates. The average long-term debt balance was $209.0 million and $370.1 million in 2002 and 2001, respectively. The average interest rate for 2002 was 7.4% compared to 8.1% in 2001. During the second quarter of 2001, the Company incurred $1.7 million in interest expense related to the cancellation of certain interest rate hedge agreements for which there were no longer outstanding borrowings.

      Other, net income (expense):

	Years Ended

	January 3,	December 28,
	2003	2001

	(In millions)
Gain on sale of fixed assets and securities	$ 2.9	$ —
Accounts receivable securitization	(2.7)	(8.7)
Foreign exchange	(0.1)	(5.3)
Other	0.2	0.3

	$ 0.3	$(13.7)

In 2001, the Company incurred a $2.3 million foreign exchange loss resulting from the devaluation of the Argentine Peso.

      Income Taxes: The consolidated tax provision increased to $28.7 million in 2002 from $22.4 million in 2001 due to higher pre-tax earnings, partially offset by a decline in the effective income tax rate. The 2002 effective tax rate of 40.0% declined from 42.5% in 2001. The decrease in the effective tax rate resulted from no longer having non-deductible goodwill amortization, which was recorded in 2001, partially offset by greater non-deductible losses in certain foreign entities.

      Net Income: Net income was $43.1 million in 2002 compared with $30.3 million in 2001. In addition to the items described above, in 2002, the Company recorded a loss of $0.7 million for the early extinguishment of $109.7 million of the Company’s convertible notes and $10.7 million of its 8% senior notes. In 2001, the Company recorded a loss of $5.5 million for the early extinguishment of $81.3 million of Anixter’s 8% senior notes and debt issuance costs associated with the cancellation of a $110.0 million 364-day revolving credit agreement due 2001. As of 2002, the Company no longer amortized goodwill.

North America Results of Operations

	Years ended

	January 3,	December 28,	Percent
	2003	2001	Change

	(In millions)
Net sales	$1,996.2	$2,433.5	(18.0)%
Gross profit	$471.7	$571.9	(17.5)%
Operating expenses*	$388.0	$482.2	(19.5)%
Operating income*	$83.7	$89.7	(6.5)%

*The year ended December 28, 2001 includes restructuring costs of $23.1 million and goodwill amortization expense of $8.4 million.

      Net Sales: In 2002, North America net sales declined 18.0% to $2.0 billion from $2.4 billion in 2001. The acquisition of Pentacon on September 20, 2002 added $51.5 million in net sales. Sales fell across all other customer markets. The decline reflected a significant fall in spending in the telecom industry, a reduction in information technology-related spending and general overall economic softness. In 2001, sales included $148.3 million related to service provider customers. Due to the significant fall in spending in the telecommunications industry, sales to the service provider market in 2002 were minimal.

      Gross Margins: Gross margins of 23.6% were flat in 2002 as compared to 2001. Sales to telecom-related original equipment manufacturers, which have higher gross margins, declined in 2002. The addition of higher gross margin Pentacon sales, included in the fourth quarter 2002 consolidated results of operations, offset the decline in higher gross margin sales to telecom-related original equipment manufacturers. Sales to telecom-related original equipment manufacturers represented 14.7% of North America sales in 2002 as compared to 20.5% in 2001.

      Operating Income: In 2001, North America incurred restructuring costs of $23.1 million and goodwill amortization expense of $8.4 million, which did not occur in 2002. Excluding 2002 Pentacon operating expenses of $15.7 million, the 2001 restructuring charge and goodwill amortization, operating expenses declined $78.4 million in 2002 as compared to the same period in 2001. The decrease in 2002 is primarily due to a reduction in headcount and facility expenses resulting from the third quarter 2001 restructuring along with lower variable costs associated with the lower sales volume. Excluding Pentacon, average headcount for the year declined 28.1% from 2001. North America operating income decreased 6.5% in 2002 compared to 2001. Operating margins increased to 4.2% in 2002 from 3.7% in 2001. As a result of the restructuring costs and goodwill amortization in 2001, operating margins improved 80 basis points. As North America gross margins were flat with 2001 at 23.6%, excluding the restructuring charge and goodwill amortization in 2001, the decline in operating margin is primarily due to the decrease in sales volume.

Europe Results of Operations

	Years ended

	January 3,	December 28,	Percent
	2003	2001	Change

	(In millions)
Net sales	$344.9	$502.1	(31.3)%
Gross profit	$90.3	$112.8	(20.0)%
Operating expenses*	$85.0	$91.6	(7.2)%
Operating income*	$5.3	$21.2	(74.9)%

*The year ended December 28, 2001 includes restructuring costs of $2.3 million and goodwill amortization expense of $0.3 million.

      Net Sales: For 2002, Europe net sales declined 31.3% when compared to 2001. Changes in exchange rates increased Europe’s reported net sales by approximately $21.0 million. All customer markets were down as international markets also felt the poor economic conditions experienced in North America. In 2001, sales in Europe included $57.0 million to the service provider market which were minimal in 2002.

      Gross Margins: Europe’s gross margins increased 370 basis points to 26.2% in 2002. The improvement is primarily due to the decrease in low margin service provider sales in 2002 as compared to 2001.

      Operating Income: While cost savings from the 2001 restructuring were achieved, operating expenses declined by only 7.2% in 2002, reflecting the minimal operating costs incurred on the 2001 service provider sales, $1.4 million of additional restructuring costs incurred in 2002 and the impact of changes in 2002 exchange rates. Europe operating income decreased 74.9% when compared to 2001. Excluding the 2001 restructuring costs of $2.3 million and goodwill amortization expense of $0.3 million, operating income decreased 77.7% in 2002, while operating margins declined by 330 basis points to 1.5%. The sharp declines in operating income and margins reflect the 31.3% decline in sales. Changes in exchange rates increased Europe’s reported operating income by $0.8 million.

Emerging Markets Results of Operations

	Years ended

	January 3,	December 28,	Percent
	2003	2001	Change

	(In millions)
Net sales	$179.0	$208.6	(14.2)%
Gross profit	$35.1	$38.0	(7.9)%
Operating expenses*	$36.4	$46.9	(22.5)%
Operating income*	$(1.3)	$(8.9)	(84.9)%

*The year ended December 28, 2001 includes restructuring costs of $6.3 million and goodwill amortization expense of $0.3 million.

      Net Sales: Emerging Markets’ net sales decreased 14.2% in 2002 from the same period in 2001, reflecting reduced spending in the communications customer market. The net impact of changes in exchange rates on Emerging Markets was minimal.

      Gross Margins: Emerging Markets’ gross margins increased to 19.6% in 2002 from 18.2% in 2001. The improvement is due to the decrease in low margin service provider sales in the communications customer market in 2002. In addition, Latin America’s gross margin was reduced in 2001 due to a $6.3 million write-down of inventory.

      Operating Income: Emerging Markets recorded an operating loss of $1.3 million in 2002 compared to a $8.9 million loss for 2001. In 2002, Asia Pacific and Latin America reversed net excess restructuring accruals of $0.5 million. Excluding the restructuring costs in 2002 and 2001 and goodwill amortization expense of $0.3 million in 2001, the operating loss decreased 20.5% from a $2.3 million loss in 2001 to a $1.8 million loss in 2002. In 2001, Latin America wrote-off $6.3 million of inventory. The remaining loss in 2002 is primarily due to the decline in sales. The net impact of changes in exchange rates on Emerging Markets was minimal.

Critical Accounting Policies and Estimates

      The Company believes that the following are critical areas that either require significant judgement by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, our estimates in these critical areas have not differed materially from actual results.

      Allowance for Doubtful Accounts: Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve as stated below:

•	Customers that have refused to pay their balances are reserved based on the historical write-off percentages;

•	Risk accounts are individually reviewed and the reserve is based on the probability of potential default; and

•	The outstanding balance for customers who have declared bankruptcy is reserved at 100%.

      If circumstances change (i.e., higher (lower) than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations to the Company), the Company’s estimates of the recoverability of amounts due to the Company could be reduced (increased) by a material amount.

      Inventory Obsolescence: At January 2, 2004, and January 3, 2003, the Company reported inventory of $499.1 million and $498.8 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors;

•	Price protection from vendors;

•	Expected usage during the next twenty-four months;

•	Whether or not a customer is obligated by contract to purchase the inventory;

•	Current market pricing; and

•	Risk of obsolescence.

      If circumstances change (i.e., unexpected shift in market demand, pricing or customer defaults), there could be a material impact on the net realizable value of the inventory.

      Deferred Tax Assets: The Company applies a three-year cumulative taxable income test for foreign subsidiaries whose results are not included in the U.S. tax return in determining whether to recognize an income tax benefit for their respective foreign NOL carryforwards, with a resultant adjustment to the valuation allowance. Qualitative factors surrounding a particular subsidiary are also examined, and in certain circumstances (e.g., projections of further losses for that subsidiary in the short term), an income tax benefit may not be recorded (and therefore, the valuation allowance not adjusted), even when the three-year cumulative taxable income is positive for a given subsidiary.

      Life Insurance Policies: Anixter implemented a nonqualified deferred compensation plan on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. Concurrent with the implementation of the deferred compensation plan, Anixter purchased variable, separate account life insurance policies on the lives of the participants. To fund additional liabilities, Anixter purchased fixed, general account “increasing whole life” insurance policies on the lives of certain participants in both the deferred compensation plan and an executive excess defined benefit plan. Anixter owns all of the above policies and pays level annual premiums on them. Policy proceeds are payable to Anixter upon the insured participant’s death. The cash surrender values on those policies are updated quarterly.

      As of January 2, 2004 and January 3, 2003, the cash surrender value of $23.9 million and $18.5 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets at market value. The Company’s investment in the cash surrender value program is liquid and redeemable in whole or part by “surrendering” the underlying life insurance policies. As the life insurance policies are recorded at market value, changes in the market value of the underlying securities can have a significant impact on the Company’s results of operations.

      Pension Expense: The Company accounts for its defined benefit pension plans in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension benefit cost relates to its defined benefit plan in the United States. In 2003, the Company made a $5.0 million contribution to the plan. SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan’s assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants.

      A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 8.42%. Over the long term, the Company’s pension plan assets have earned in excess of 8.42%; therefore, the Company believes that its assumption of future returns of 8.42% is reasonable. This expected return on plan assets is included in the net periodic benefit cost. The plan assets actually produced a return of approximately 20.0% in 2003. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants. As a sensitivity measure, the effect of a 50 basis point decline in the return-on-assets assumption is an increase in our 2004 pension expense of approximately $0.6 million.

      At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At January 2, 2004, the Company determined this rate to be 6.04%.

      As of January 2, 2004, the Company’s consolidated pension liability was $34.6 million, up from $28.0 million at the end of 2002. For the year ended January 2, 2004, the Company recognized a consolidated pre-tax net periodic cost of $9.1 million, up from $7.1 million in 2002. As a result of the decline in the assumed rate of return on the pension plan assets, a reduced discount rate and other actuarial gains and losses, the Company estimates its 2004 net periodic cost to increase by 10% to 15%. As a sensitivity measure, the effect of a 50 basis point decline in the discount rate assumption is an increase in the 2004 pension expense of approximately $2.4 million and an increase in the projected benefit obligations at January 2, 2004 of $17.2 million.

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

      The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See Note 1 “Interest rate agreements” and “Foreign currency forward contracts” and Note 7 “Debt” to the consolidated financial statements for further detail on interest agreements and outstanding debt obligations. Approximately 28% of the Company’s sales were denominated in foreign currency in 2003 and approximately 27% in 2002 and 2001.

      As of January 2, 2004, the Company had a significant amount of short-term assets and liabilities that are denominated in currencies other than the functional currency of the reporting entity. The absolute value of these short-term assets and liabilities at January 2, 2004 were approximately $157.2 million. The Company has purchased approximately $84.3 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. If there was a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $7.3 million.

      The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate (“LIBOR”) component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on 100% and 83% of debt obligations at January 2, 2004 and January 3, 2003, respectively, was fixed or capped.

      The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a one-percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.3 million and $0.1 million in 2003 and 2002, respectively, and decreased the value of foreign currency forward contracts by $8.4 million and $6.1 million in 2003 and 2002, respectively. The estimated fair market value of the Company’s outstanding fixed rate debt at January 2, 2004 and January 3, 2003 was $229.1 and $138.2 million, respectively. If interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease by 2.8% or increase by 3.0%, respectively, for 2003. Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company’s financial structure.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Anixter International Inc.

      We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 2, 2004 and January 3, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 2, 2004 and January 3, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As described in Note 1 to the consolidated financial statements, effective December 29, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Chicago, Illinois

February 2, 2004, except as to Note 14 as to which the date is February 11, 2004

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

Net sales	$2,625.2	$2,520.1	$3,144.2
Cost of operations:
Cost of goods sold	1,983.0	1,923.0	2,421.5
Operating expenses	548.2	509.0	580.0
Amortization of intangibles	1.7	0.4	9.0
Restructuring and other charges	—	—	31.7

Total costs and expenses	2,532.9	2,432.4	3,042.2

Operating income	92.3	87.7	102.0
Other (expense) income:
Interest expense	(12.8)	(15.5)	(30.1)
Extinguishment of debt	(6.6)	(0.7)	(5.5)
Other, net	—	0.3	(13.7)

Income before income taxes	72.9	71.8	52.7
Income tax expense	31.0	28.7	22.4

Net income	$41.9	$43.1	$30.3

Basic income per share	$1.15	$1.17	$0.83
Diluted income per share	$1.13	$1.13	$0.80

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	January 2,	January 3,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$101.4	$19.1
Accounts receivable (less allowances of $17.3 and $15.4 in 2003 and 2002, respectively)	255.5	188.2
Note receivable — unconsolidated subsidiary	56.5	69.6
Inventories	499.1	498.8
Deferred income taxes	16.5	26.5
Other current assets	18.9	10.0

Total current assets	947.9	812.2
Property and equipment, at cost	180.7	191.1
Accumulated depreciation	(137.6)	(132.0)

Net property and equipment	43.1	59.1
Goodwill (less accumulated amortization of $97.9 and $96.0 in 2003 and 2002, respectively)	278.5	247.6
Other assets	101.9	107.1

	$1,371.4	$1,226.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$304.4	$257.3
Accrued expenses	76.9	83.5
Accrued restructuring	2.7	4.2
Income taxes payable	1.2	4.7

Total current liabilities	385.2	349.7
Long-term debt	239.2	195.1
Other liabilities	56.2	46.4

Total liabilities	680.6	591.2
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 36,376,411 and 37,500,878 shares issued and outstanding in 2003 and 2002, respectively	36.4	37.5
Capital surplus	21.8	45.2
Retained earnings	638.2	596.3
Accumulated other comprehensive loss:
Foreign currency translation	(4.8)	(43.9)
Minimum pension liability	(0.5)	(0.3)
Unrealized loss on foreign exchange contacts	(0.3)	—

Total accumulated other comprehensive loss	(5.6)	(44.2)

Total stockholders’ equity	690.8	634.8

	$1,371.4	$1,226.0

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

Operating activities
Net income	$41.9	$43.1	$30.3
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Loss on extinguishment of debt	6.6	0.7	5.5
Loss (gain) on sale or disposal of fixed assets and securities	0.3	(2.9)	—
Depreciation and amortization	24.3	23.5	32.4
Accretion of zero coupon convertible notes	8.9	11.9	14.7
Non-cash restructuring costs	—	—	6.6
Income tax savings from employee stock plans	0.6	2.5	5.3
Deferred income taxes	14.1	(0.8)	(12.5)
Changes in assets and liabilities:
Accounts receivable	(7.1)	37.8	128.5
Inventory	33.9	81.4	357.1
Accounts payable and accruals	8.7	(31.4)	(296.7)
Restructuring and other charges	(2.9)	(10.8)	17.7
Other, net	(4.2)	10.7	(0.4)

Net cash provided by continuing operating activities	125.1	165.7	288.5
Investing activities
Capital expenditures	(25.9)	(16.9)	(22.0)
Acquisition of businesses	(42.0)	(110.4)	—
Proceeds from sale of fixed assets	28.6	2.9	1.5
Proceeds from sale of securities	2.5	2.0	—

Net cash used in continuing investing activities	(36.8)	(122.4)	(20.5)
Financing activities
Proceeds from long-term borrowings	345.3	262.6	795.2
Repayment of long-term borrowings	(378.9)	(200.0)	(937.6)
Proceeds from issuance of notes payable	143.8	—	—
Retirement of notes payable	(80.2)	(118.3)	(86.5)
Purchases of common stock for treasury	(35.6)	—	(46.9)
Proceeds from issuance of common stock	6.5	7.5	22.3
Deferred financing costs	(4.9)	(0.6)	—
Other, net	(0.5)	—	(2.3)

Net cash used in continuing financing activities	(4.5)	(48.8)	(255.8)

Increase (decrease) in cash and cash equivalents from continuing operations	83.8	(5.5)	12.2
Cash used in discontinued operations	(1.5)	(2.6)	(5.8)
Cash and cash equivalents at beginning of year	19.1	27.2	20.8

Cash and cash equivalents at end of year	$101.4	$19.1	$27.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Income

Balance at December 29, 2000.	37.7	$37.7	$46.9	$522.9	$(52.6)
Net income	—	—	—	30.3	—	$30.3
Other comprehensive income:
Foreign currency translation	—	—	—	—	(12.0)	(12.0)
Cumulative effect of change in accounting principle, net of tax of $1.8.	—	—	—	—	2.7	2.7
Change in fair market value of foreign exchange contracts, net of tax of $1.6	—	—	—	—	2.4	2.4

Comprehensive income						$23.4

Issuance of common stock and related tax benefits	1.3	1.3	30.4	—	—
Purchase and retirement of treasury stock	(2.1)	(2.1)	(44.8)	—	—

Balance at December 28, 2001.	36.9	36.9	32.5	553.2	(59.5)
Net income	—	—	—	43.1	—	$43.1
Other comprehensive income:
Foreign currency translation	—	—	—	—	20.7	20.7
Minimum pension liability, net of tax of $0.2	—	—	—	—	(0.3)	(0.3)
Change in fair market value of foreign exchange contracts, net of tax of $3.4	—	—	—	—	(5.1)	(5.1)

Comprehensive income						$58.4

Issuance of common stock and related tax benefits	0.6	0.6	12.7	—	—

Balance at January 3, 2003.	37.5	37.5	45.2	596.3	(44.2)
Net income	—	—	—	41.9	—	$41.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	39.1	39.1
Minimum pension liability, net of tax of $0.1	—	—	—	—	(0.2)	(0.2)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	(0.3)	(0.3)

Comprehensive income						$80.5

Issuance of common stock and related tax benefits	0.5	0.5	10.6	—	—
Purchase and retirement of treasury stock	(1.6)	(1.6)	(34.0)	—	—

Balance at January 2, 2004.	36.4	$36.4	$21.8	$638.2	$(5.6)

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization: Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

      Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries, excluding Anixter Receivables Corporation (collectively “the Company”), after elimination of intercompany transactions. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2003 and 2001 and 53 weeks in 2002.

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

      Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $7.4 million, $13.9 million and $11.5 million in 2003, 2002 and 2001, respectively.

      Note receivable: At January 2, 2004 and January 3, 2003, the Company’s note receivable of $56.5 million and $69.6 million, respectively, represents the amount due to Anixter from Anixter Receivables Corporation (“ARC”) primarily for the sale of accounts receivable, and is subordinated to ARC’s repayment of ARC long-term debt.

      Inventories: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some of its vendors that provide a right to return products. This right is typically limited to a small percentage of the Company’s total purchases from that vendor. The Company can return slow moving product, and the vendor will replace it with faster moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce the Company’s current inventory carrying cost down to the manufacturer’s current price. The Company considers these agreements in determining its reserve for obsolescence.

      Property and equipment: Capital expenditures are primarily for equipment, leasehold improvements, computer software and the construction of a new corporate headquarters completed in 2003. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $18.0 million, $19.1 million and $18.7 million in 2003, 2002 and 2001, respectively.

      Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of December 29, 2001. SFAS No. 142 required that goodwill and other intangible assets with an indefinite useful life no longer be amortized. Retroactive restatement for all prior periods presented was not required. Goodwill is reviewed annually for impairment. The Company performs its impairment tests utilizing the two step process outlined in SFAS No. 142. If the carrying amount

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company currently expects the carrying amount to be fully recoverable.

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

      Interest rate agreements: The Company utilized interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate (“LIBOR”) component of the interest rate on a portion of its floating rate obligations. At January 2, 2004 and January 3, 2003, as a result of this type of interest rate agreement along with fixed rate debt, the interest rate on 100% and 83% of debt obligations, respectively, was fixed or capped. In June 2001, the Company cancelled hedge agreements for which there were no longer outstanding borrowings and incurred $1.7 million in interest expense related to the cancellation. At January 2, 2004 and January 3, 2003, the Company had interest rate swap agreements outstanding with a notional amount of $30.0 million. These swap agreements obligate the Company to pay a fixed rate of approximately 3.5% through October 2007. At January 2, 2004 and January 3, 2003, the fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received or paid to enter into similar interest rate agreements at the current interest rate, was a liability of $0.4 million and $0.1 million, respectively. The impact of interest rate agreements was to increase interest expense by $0.6 million, $0.1 million and $0.3 million in 2003, 2002 and 2001, respectively. The Company does not enter into interest rate transactions for speculative purposes.

      Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

      The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (cash flow hedge) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2003, 2002 and 2001. At January 2, 2004 and January 3, 2003, the face amount of the foreign currency forward contracts outstanding was approximately $84.3 million and $55.9 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded a liability of $0.4 million and an asset of $0.2 million at January 2, 2004 and January 3, 2003, respectively.

      The Company previously purchased a foreign exchange forward contract to hedge the exposure related to a foreign currency denominated intercompany loan (cash flow hedge). The contract was revalued at current foreign exchange rates, with the changes in valuation initially recorded in Accumulated Other Comprehensive Income. The intercompany loan was settled during the first quarter of 2002. No net gain or loss was recognized in the statements of operations.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $0.1 million and $5.3 million in net foreign exchange losses in 2002 and 2001, respectively. In 2003, the Company’s net foreign exchange was minimal.

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

      Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $7.8 million, $6.3 million and $10.9 million in 2003, 2002 and 2001, respectively.

      Shipping and handling fees and costs: The Company incurred shipping and handling costs totaling $65.9 million, $60.8 million and $76.5 million for the years ended 2003, 2002 and 2001, respectively. These costs are included in “Operating expenses” in the consolidated statements of operations.

      Income taxes: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

      Stock based compensation: Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units is amortized over the four-year vesting period from the date of grant. Total expense for fiscal 2003 is $1.6 million.

      Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No 25, “Accounting for Stock Issued to Employees,” and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the consolidated statements of operations for the stock option plans. Income tax benefits attributable to stock options exercised totaled $0.6 million, $2.5 million and $5.3 million in 2003, 2002 and 2001, respectively, and were credited to “Capital surplus.”

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Black-Scholes option-pricing model was developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation costs for the plans been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized over the respective vesting period, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

	(In millions, except per share
	data)
Net income as reported	$41.9	$43.1	$30.3
Add: Stock-based employee compensation included in net income, net	2.5	2.1	2.5
Deduct: Stock-based employee compensation expense, net	(9.9)	(10.1)	(9.6)

Pro forma net income	$34.5	$35.1	$23.2

Basic earnings per share:
As reported	$1.15	$1.17	$0.83
Pro forma	$0.95	$0.95	$0.63
Diluted earnings per share:
As reported	$1.13	$1.13	$0.80
Pro forma	$0.93	$0.95	$0.62

      The weighted average fair value of the Company’s stock options (which was $14.74 per share in 2002 and $14.92 per share in 2001) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2001, respectively: expected stock price volatility of 46% and 52%; expected dividend yield of zero each year; risk-free interest rate of 4.7% and 5.2%; and an average expected life of 8 years in 2002 and 7 years in 2001.

      Accounts receivable program: On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were amended and restated in October 2003. The program is conducted through Anixter Receivables Corporation (“ARC”), which is a wholly owned unconsolidated subsidiary of the Company, on terms equivalent to those in an arms-length transaction. The investment is accounted for using the equity method. At January 2, 2004 and January 3, 2003, Anixter’s investment in ARC was $37.5 million and $43.5 million, respectively. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC. ARC may in turn sell an interest in these receivables to a financial institution and borrow up to $225.0 million. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost. At January 2, 2004 and January 3, 2003, the outstanding balance of accounts receivable sold to ARC totaled $245.7 million and $248.6 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet. In order to fund the purchases of the accounts receivable from Anixter, ARC incurred long-term debt of $145.7 million and $129.7 million and has a subordinated note payable to Anixter of $56.5 million and $69.6 million at January 2, 2004 and January 3, 2003, respectively. Net charges associated with the accounts receivable securitization program of $2.8 million, $2.7 million and $8.7 million were recorded as “Other, net” expenses in the 2003, 2002 and 2001 consolidated

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations, respectively. These costs primarily relate to the interest expense on the long-term debt incurred by ARC.

      The net charges are detailed as follows:

	2003	2002	2001

	(In millions)
Loss on sales of receivables	$29.6	$24.5	$40.3
Gain on collection of receivables by ARC	(29.6)	(25.2)	(41.5)
Interest expense incurred by ARC	2.8	3.4	9.9

Total	$2.8	$2.7	$8.7

      Anixter had total billings to ARC of $1,417.1 million, $1,544.2 million and $2,027.4 million in 2003, 2002 and 2001, respectively. These billings were for the sale of receivables, servicing fees and interest costs calculated on the outstanding balance of the note receivable. These billings are not included in the consolidated sales results of the Company. Anixter received proceeds from ARC of $1,430.1 million, $1,586.0 million and $2,042.1 million in 2003, 2002 and 2001, respectively, as payment for the Anixter billings.

      Recently issued accounting pronouncements: In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No. 145, as required, on January 4, 2003. As a result, any gain or loss from the extinguishment of debt is recorded as other income or expense before income taxes. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified in accordance with this statement. The adoption of SFAS No. 145 did not have a material effect on the Company’s results of operations, financial position or debt covenants.

      In the first quarter 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Under the new accounting guidance, cash consideration for reimbursement of specific, identifiable and incremental costs incurred by the Company to sell the vendor’s products should be characterized as a reduction of the associated cost when recognized in the Company’s income statement. Previously, all reimbursements from vendors were classified as a reduction of costs of sales, while the associated costs were classified as operating expenses. Accordingly, the Company reclassified the corresponding amount for prior periods. This change in accounting increased cost of sales and reduced operating expenses by $8.4 million, $8.3 million and $14.1 million, in 2003, 2002 and 2001, respectively. As a result, there was no impact on net income.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an effect on the Company’s results of operations, financial position or debt covenants.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company’s results of operations, financial position or debt covenants.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of Interpretation No. 46 did not impact the Company’s consolidated financial statements.

      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” It requires additional disclosures to those in the original SFAS No. 132. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement will be effective for interim periods beginning after December 15, 2003. The provisions of this statement have been disclosed in Note 10, “Pension Plans, Post-Retirement Benefits and Other Benefits.”

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2. INCOME PER SHARE

      The table below sets forth the computation of basic and diluted income per share. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of December 29, 2001, which requires that goodwill no longer be amortized (see Note 1 “Summary of Significant Accounting Policies”). For comparative purposes, earnings per share have been adjusted to exclude goodwill amortization reported in 2001.

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions, except per share data)
Basic Income per Share:
Reported net income	$41.9	$43.1	$30.3
Goodwill amortization	—	—	9.0

Adjusted net income	$41.9	$43.1	$39.3

Weighted-average common shares outstanding	36.3	37.0	36.5
Reported net income per share	$1.15	$1.17	$0.83
Goodwill amortization per share	$—	$—	$0.24
Adjusted net income per share	$1.15	$1.17	$1.08
Diluted Income per Share:
Reported net income	$41.9	$43.1	$30.3
Goodwill amortization	—	—	9.0

Adjusted net income	$41.9	$43.1	$39.3

Weighted-average common shares outstanding	36.3	37.0	36.5
Effect of dilutive securities:
Stock options and units	0.9	1.0	1.3

Weighted-average common shares outstanding	37.2	38.0	37.8

Reported net income per share	$1.13	$1.13	$0.80
Goodwill amortization per share	$—	$—	$0.24
Adjusted net income per share	$1.13	$1.13	$1.04

      In 2003, 2002 and 2001, the Company excluded 6.3 million, 3.1 million and 5.9 million, respectively, of common stock equivalents, primarily relating to the 3.25% and 7% zero coupon convertible notes (“Convertible Notes”), from its calculation of diluted income per share because the effect would have been antidilutive. Because the Convertible Notes were antidilutive, the related $5.7 million, $7.3 million and $9.0 million for 2003, 2002 and 2001, respectively, of net interest expense was not excluded from the determination of income in the calculation of diluted income per share.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. ACQUISITION OF BUSINESSES

      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited (“Walters Hexagon”). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 290 people. The Company believes Walters Hexagon’s business model and position as a value-added distributor complements its current business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. At January 2, 2004, intangible assets have also been recorded at an estimated fair value as follows:

•	$8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

•	$18.2 million of goodwill.

      The stock purchase agreement provides for additional purchase consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon’s debt. Included in the results of the Company for 2003 are $19.0 million of sales and $0.6 million of operating income related to Walters Hexagon. Had this acquisition occurred at the beginning of the year, the impact on the Company’s operating results would not have been significant.

      On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. (“Pentacon”) pursuant to Pentacon’s plan of reorganization filed under Chapter 11 of the United States Bankruptcy Code. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia. The Company paid a total of $111.4 million, including transaction-related costs, for tangible assets with a fair value of approximately $74.7 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, intangible assets have also been recorded at an estimated fair value as follows:

•	$1.8 million intangible asset with an indefinite life (trade name);

•	$13.8 million of intangible assets with an average finite life of 9.3 years (customer relationships); and

•	$21.1 million of goodwill.

      In 2003 and 2002, Pentacon contributed sales of $184.8 million and $51.5 million, respectively, and operating income of $4.8 million and $0.5 million, respectively. Goodwill increased $7.0 million in 2003, as a result of the finalization of the purchase price allocation.

      These acquisitions were accounted for as purchases and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Intangible amortization expense is expected to be approximately $2.3 million per year for the next five years.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

      The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2004	2003

	(In millions)
Assets:
Current assets	$875.4	$813.4
Property, net	43.1	59.1
Goodwill and other intangibles	301.1	263.2
Other assets	109.6	88.5

	$1,329.2	$1,224.2

Liabilities and Stockholders’ Equity:
Current liabilities	$384.9	$347.3
Subordinated notes payable to parent	147.8	210.2
Long-term debt	30.0	71.1
Other liabilities	79.1	46.2
Stockholders’ equity	687.4	549.4

	$1,329.2	$1,224.2

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions)
Net sales	$2,625.2	$2,520.1	$3,144.2
Operating income	$94.5	$88.5	$103.5
Income from continuing operations before income taxes	$79.5	$70.6	$53.2
Discontinued operations gain	$—	$0.3	$—
Net income	$46.0	$35.7	$30.9

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5. RESTRUCTURING COSTS

      Due to increased general economic softness and deteriorating market conditions in the communications products market, during the third quarter of 2001, the Board of Directors approved the restructuring plan and incurred restructuring and other charges of $31.7 million. The Company’s remaining liability at January 2, 2004 was $4.2 million, $2.7 million of which was classified as short-term. As of September 27, 2002, the Company had implemented all of the restructuring initiatives. Activity related to the accrued costs is identified below:

	Staff	Facility	Korea
	Reduction	Restructuring	Closure	Other	Total

	(In millions)
Balance at September 11, 2001	$9.8	$13.9	$6.2	$1.8	$31.7
Non-cash charges	—	(2.0)	(3.7)	(0.9)	(6.6)
Cash payments	(5.5)	(0.9)	(0.9)	(0.1)	(7.4)

Balance at December 28, 2001	4.3	11.0	1.6	0.8	17.7
Accrual adjustments	0.4	1.0	(0.4)	(0.7)	0.3
Cash payments	(4.5)	(6.3)	—	(0.3)	(11.1)
Reclassification	—	(0.5)	—	0.5	—
Foreign exchange	—	(0.2)	0.2	—	—

Balance at January 3, 2003	0.2	5.0	1.4	0.3	6.9
Accrual adjustments	0.2	—	(0.2)	—	—
Cash payments	(0.2)	(2.5)	—	(0.2)	(2.9)
Foreign exchange	—	0.1	0.1	—	0.2

Balance at January 2, 2004	$0.2	$2.6	$1.3	$0.1	$4.2

      Cash payments consisted of $0.2 million, $4.5 million and $5.5 million for severance, $0.2 million, $0.3 million and $1.0 million for legal fees and $2.5 million, $6.3 million and $0.9 million for committed lease payments, net of sublet income, during 2003, 2002 and 2001, respectively.

NOTE 6. ACCRUED EXPENSES

      Accrued expenses consisted of the following:

	January 2,	January 3,
	2004	2003

	(In millions)
Salaries and fringe benefits	$40.7	$39.4
Taxes	4.9	6.5
Selling and promotion	4.7	4.4
Facility	4.3	4.1
Freight	4.0	3.5
Discontinued operations	2.6	9.3
Other	15.7	16.3

Total accrued expenses	$76.9	$83.5

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	DEBT

      Debt is summarized below:

	January 2,	January 3,
	2004	2003

	(In millions)
3.25% zero coupon convertible notes	$146.1	$—
7% zero coupon convertible notes	63.1	124.0
Bank revolving lines of credit	30.0	62.2
8% Senior notes	—	8.0
Other	—	0.9

Total debt	$239.2	$195.1

Convertible Notes Due 2033

      On July 1, 2003, the Company issued $328.8 million of 3.25% zero coupon convertible senior notes due 2033 (together with the overallotment, the “Convertible Notes due 2033”). Each Convertible Note due 2033 has a principal value at maturity of $1,000. The net proceeds from the issue were $121.5 million and were initially used to (i) fund repurchases of $63.5 million of accreted value of the Company’s outstanding 7% zero coupon convertible senior notes from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company’s common stock and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs of approximately $3.5 million are being amortized through June 2033 using the straight-line method.

      In connection with the issuance of the Convertible Notes due 2033, the Company granted the initial purchasers an option to purchase up to an additional $49.3 million of Convertible Notes due 2033 to cover overallotments. On July 9, 2003, the initial purchaser exercised its option in full. Net proceeds from the additional issuance on July 9, 2003 were $18.3 million and were used for general corporate purposes. Additional issuance costs of $0.5 million related to the exercise of the overallotment is being amortized through June 2033 using the straight-line method.

      Holders of the Convertible Notes due 2033 may convert each of them into 12.8773 shares of the Company’s common stock, of which the Company has reserved 4.9 million shares based on the number of outstanding bonds, in any calendar quarter commencing after October 3, 2003 if:

•	The sales price of our common stock reaches specified thresholds;

•	During any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

•	The Convertible Notes due 2033 are called for redemption; or

•	Specified corporate transactions have occurred.

      Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock. The 3.25% zero coupon convertible notes were not convertible at January 2, 2004, as none of the above conditions were met. In February 2004, the Company declared a special dividend of $1.50 per common share. As a result, the conversion rate of the convertible notes will be adjusted in March 2004, based on the stock price as provided for in the agreement.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company may redeem the Convertible Notes due 2033, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes on:

•	July 7, 2007 at a price equal to $432.48 per Convertible Note due 2033;

•	July 7, 2009 at a price equal to $461.29 per Convertible Note due 2033;

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;

•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;

•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;

•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and

•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

The company may choose to pay the purchase price in cash or in common stock or a combination of both. See Exhibit 4.8 for the calculation of the purchase price if the Company were to choose to pay in common shares.

      The Company must pay contingent cash interest to the holders of the Convertible Notes due 2033 during any six-month period commencing July 7, 2011 if the average market price of a Convertible Note due 2033 for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such Convertible Note due 2033 as of the day immediately preceding the relevant six-month period. The contingent interest payable per Convertible Note due 2033 in respect of any six-month period will equal an annual rate of 0.25% of the average market price of a Convertible Note due 2033 for the five trading day measurement period and will be payable on the last day of the relevant six-month period. Except for the contingent interest described above, the Company will not pay cash interest on the Convertible Notes due 2033 prior to maturity. The original issue discount will continue to accrue at the yield to maturity whether or not contingent interest is paid.

      The Convertible Notes due 2033 are structurally subordinated to the indebtedness of Anixter. At January 2, 2004, the face value of the Convertible Notes due 2033 outstanding was $378.1 million with a book value of $146.1 million.

Convertible Notes Due 2020

      On June 28, 2000, the Company issued $792.0 million 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). Each Convertible Note due 2020 has a principal value at maturity of $1,000. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Issuance costs of $1.3 million are being amortized through June 2020 using the straight-line method.

      Holders of the remaining Convertible Notes due 2020 may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company’s common stock for which the Company has reserved 1.4 million shares at January 2, 2004 based on the number of currently outstanding bonds. Additionally, holders may require the Company to purchase at book value, all or a portion of their Convertible Notes due 2020 on:

•	June 28, 2005, at a price of $356.28 per Convertible Note due 2020;

•	June 28, 2010, at a price of $502.57 per Convertible Note due 2020; and

•	June 28, 2015, at a price of $708.92 per Convertible Note due 2020.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may choose to pay the purchase price in cash or common stock or a combination of both. See Exhibit 4.2 for the calculation of the purchase price if the Company were to choose to pay in common shares.

      The Convertible Notes due 2020 are structurally subordinated to the indebtedness of Anixter. At January 2, 2004 and January 3, 2003, the remaining face value of the Convertible Notes due 2020 outstanding was $196.3 million and $413.3 million, respectively, with a book value of $63.1 million and $124.0 million, respectively.

      The Company recorded losses on the extinguishment of debt of $6.2 million and $0.3 million in its consolidated statements of operations for the years ended January 2, 2004 and January 3, 2003, respectively, for repurchases of these notes prior to their maturity and the write-off of associated debt issuance costs. No repurchase activity occurred in 2001. The repurchase activity for 2003 and 2002 is summarized below:

	Years Ended

	January 2, 2004		January 3, 2003

	(In millions)
	Book		Book
	Value	Cost	Value	Cost

7% zero coupon convertible notes	$67.5	$72.2	$109.7	$107.2
Debt issuance costs written-off	$1.5	$—	$2.8	$—

8% Senior Notes

      In September 1996, Anixter filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to a $200.0 million aggregate principal amount of unsecured notes. On September 17, 1996, Anixter issued $100.0 million of these notes due September 2003. The notes, bearing interest at 8%, contained various restrictions with respect to secured borrowings and were unconditionally guaranteed by the Company.

      During 2003, the Company retired the last of the outstanding 8% senior notes at maturity of $8.0 million. The Company recorded a loss on the extinguishment of debt of $0.4 million and $5.2 million in 2002 and 2001, respectively, from repurchases of a portion of these notes prior to maturity. The repurchase activity for 2002 and 2001 is summarized below:

Years Ended

	January 3, 2003		December 31, 2001

(In millions)
	Book		Book
	Value	Cost	Value	Cost

8% Senior Notes	$10.7	$11.1	$81.3	$86.5

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Lines of Credit

      On October 6, 2000, Anixter entered into a financing arrangement to support further business growth. The agreement consisted of a $500.0 million, senior unsecured, revolving credit agreement. This revolving credit line included a $390.0 million, five-year agreement, plus a $110.0 million, 364-day agreement. As a result of the economic slowdown experienced in 2001, 2002 and 2003, these facilities were scaled down to fit the Company’s revised anticipated needs through the remainder of the arrangements.

      On April 24, 2001, Anixter cancelled the $110.0 million, 364-day revolving credit line. In March 2003, Anixter cancelled $115.0 million of the five-year agreement in order to reduce costs associated with this excess availability. Accordingly, in 2003 and 2001 Anixter recorded a loss on the extinquishment of debt of approximately $0.4 million and $0.3 million, respectively, to expense the financing fees associated with this portion of the revolving credit agreement in its consolidated statements of operations. The activity related to the cancellation of credit lines and related debt issuance costs is summarized below:

	Years Ended

	January 2, 2004	January 3, 2003	December 31, 2001

	(In millions)
$390.0 million revolving credit facility-5 year	$115.0	$—	$—
$110.0 million revolving credit facility-364 days	$—	$—	$110.0
Debt issuance costs written-off	$0.4	$—	$0.3

      At January 2, 2004, the primary liquidity source for Anixter is the remaining $275.0 million, five-year revolving credit agreement, $30.0 million of which was outstanding and $16.3 million of which was available to pay the Company for intercompany liabilities. The borrowing rate on the revolving credit agreement is LIBOR plus 87.5 basis points and the interest rate on the $30.0 million outstanding balance was 2.1%. Facility fees of 0.25% payable in the five year revolving credit agreement totaled $0.7 million, $1.0 million and $1.1 million in 2003, 2002 and 2001, respectively, and were included in “Interest expense” in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Due to the requirement of the leverage ratio, borrowings of only $139.8 million, of which $37.8 million may be used to pay dividends to the Company, of the $245.0 million available under bank revolving lines of credit at Anixter would be permitted as of January 2, 2004. Interest paid in 2003, 2002 and 2001 was $3.4 million, $4.3 million and $17.6 million, respectively.

      At January 2, 2004, certain foreign subsidiaries had approximately $20.4 million available under bank revolving lines of credit, none of which was outstanding.

      Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of its subsidiaries were approximately $649.6 million and $516.2 million at January 2, 2004 and January 3, 2003, respectively.

      Aggregate annual maturities of debt at January 2, 2004, were as follows: 2004 — none; 2005 — $30.0 million; 2006 — none; 2007 — none; 2008 — none; and $209.2 million thereafter.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES

      Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases and expire at various dates through 2023. Most operating leases entered into by the Company contain renewal options.

      During 2003, the Company completed a sale and leaseback of its corporate headquarters facility. Under the terms of the deal, Anixter received proceeds of $27.0 million equal to the amount expended for construction of the facility during 2002 and 2003. At the same time, Anixter entered into a 20-year operating lease agreement for the facility. Proceeds from the transaction will be used for general corporate purposes.

      Minimum lease commitments under operating leases at January 2, 2004 are as follows:

(In millions)

2004	$42.6
2005	33.6
2006	24.4
2007	17.5
2008	12.8
2009 and thereafter	75.0

Total	$205.9

      Total rental expense was $50.1 million, $50.5 million and $57.8 million in 2003, 2002 and 2001, respectively. Aggregate future minimum rentals to be received under noncancelable subleases at January 2, 2004 was $3.1 million.

      From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material.

NOTE 9. INCOME TAXES

      The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 2, 2004, the Company had no net operating loss (“NOL”) or investment tax credit carryforwards for U.S. federal income tax purposes.

      At January 2, 2004, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $148.1 million, which are subject to various provisions of each respective country. Approximately $48.2 million of this amount expires between 2004 and 2013, and $99.9 million of the amount has an indefinite life.

      Of the $148.1 million NOL carryforwards of foreign subsidiaries mentioned above, $86.1 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 2, 2004 were approximately $62.0 million, which are subject to various provisions of each respective country. Approximately $40.8 million of this amount expires between 2004 and 2013, and $21.2 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the U.S. In 2003 and 2002, the Company recorded a valuation allowance related to our foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Domestic income before income taxes was $44.9 million, $62.7 million and $50.0 million for 2003, 2002 and 2001, respectively. Foreign income before income taxes was $28.0 million, $9.0 million and $2.7 million for 2003, 2002 and 2001, respectively.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $103.6 million at January 2, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. According to the Company’s computations as of January 2, 2004, unrecognized foreign tax credit carryforwards would be available to offset all but $0.5 million of the U.S. regular corporate income tax liability that would arise upon such a distribution. Additionally, with respect to the countries that have undistributed earnings as of January 2, 2004, according to the foreign laws and treaties in place at that time, withholding taxes of approximately $2.7 million would be payable upon the remittance of all earnings at January 2, 2004.

      The Company had net payments for income taxes in 2003, 2002 and 2001 of $27.4 million, $26.1 million and $33.7 million, respectively.

      Significant components of the Company’s deferred tax assets and (liabilities) were as follows:

	January 2,	January 3,
	2004	2003

	(In millions)
Gross deferred tax liabilities	$(15.4)	$(8.8)
Foreign NOL carryforwards	19.1	24.1
Deferred compensation	18.1	18.0
Inventory reserves	9.2	12.6
Allowance for doubtful accounts	2.7	6.3
Other	11.4	9.8

Gross deferred tax assets	60.5	70.8
Valuation allowance	(19.1)	(23.8)

Net deferred tax assets	$26.0	$38.2

Net current deferred tax assets	$16.5	$26.5
Net non-current deferred tax assets	9.5	11.7

Net deferred tax assets	$26.0	$38.2

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) was comprised of:

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions)
Current:
Foreign	$10.6	$9.7	$10.1
State	2.7	1.9	3.0
Federal	7.8	15.4	23.2

	21.1	27.0	36.3
Deferred:
Foreign	0.6	4.3	(0.7)
State	0.7	0.2	(2.3)
Federal	8.6	(2.8)	(10.9)

	9.9	1.7	(13.9)

Income tax expense	$31.0	$28.7	$22.4

      Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions)
Statutory tax expense	$25.5	$25.1	$18.5
Increase (reduction) in taxes resulting from:
Losses on foreign operations	0.7	6.5	0.9
State income taxes	2.2	1.4	0.2
Amortization of goodwill	—	—	2.6
Other, net	2.6	(4.3)	0.2

Income tax expense	$31.0	$28.7	$22.4

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

      The Company has various defined benefit and defined contributory pension plans. The plans of the Company are the Anixter Inc. Pension Plan (“Domestic Plan”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Service and applicable foreign laws. Domestic Plan assets consisted primarily of equity securities and fixed income fund investments.

      The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the Plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, Anixter seeks to achieve a high level of total investment return consistent with a prudent level of portfolio risk. The risk tolerance of Anixter indicates an above average ability to accept risk relative to that of a typical contributory or non-contributory pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Domestic Plan’s asset mix as of January 2, 2004 and January 3, 2003 and the Company’s asset allocation guidelines for such plan are summarized as follows:

	Years Ended		Allocation Guidelines

	January 2,	January 3,
	2004	2003	Min	Target	Max

Large capitalization U.S. stocks	34.0%	30.7%	20%	30%	40%
Small capitalization U.S. stocks	17.1%	16.7%	10%	15%	20%
Convertible investments	9.9%	11.0%	5%	10%	15%
International stocks	14.4%	12.8%	10%	15%	20%

Total equity securities	75.4%	71.2%		70%
Fixed income investments	24.2%	28.0%	25%	30%	35%
Other assets, net	0.4%	0.8%		—

	100.0%	100.0%		100%

      The pension committee meets regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines.

      Investment policy guidelines are as follows:

•	Each asset class is actively managed by one investment manager;

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account;

•	Each manager is expected to be “fully invested” with minimal cash holdings;

•	The use of options and futures is limited to covered hedges only;

•	Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the amount that any one company can be of the portfolio total. The domestic equity funds are limited as to the amount that can be invested in international securities;

•	The international stock fund is limited to readily marketable securities; and

•	The fixed income fund has similar restrictions as the equity funds and is further restricted by minimum investment ratings.

      The expected long-term rate of return on our Domestic Plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We have historically used a 9.0% rate of return since the average 10 year historical return on our plan assets is approximately 10.4%. We reduced the expected rate of return for 2004 to 8.5% due to the significant decline in the equity market in 2001 and 2002.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	Domestic		Foreign		Total

	2003	2002	2003	2002	2003	2002

	(In millions)
Change in projected benefit obligation:
Beginning balance	$100.1	$87.0	$39.1	$34.2	$139.2	$121.2
Service cost	5.1	4.1	3.4	3.0	8.5	7.1
Interest cost	6.4	6.3	2.4	2.0	8.8	8.3
Amendments	—	(0.1)	—	—	—	(0.1)
Net effect of settlement	—	—	(2.2)	—	(2.2)	—
Actuarial loss (gain)	6.7	5.8	1.5	(3.2)	8.2	2.6
Acquisition	—	—	13.2	—	13.2	—
Benefits paid	(3.1)	(3.0)	(1.0)	(0.5)	(4.1)	(3.5)
Foreign currency exchange rate changes	—	—	5.9	3.6	5.9	3.6

Ending balance	$115.2	$100.1	$62.3	$39.1	$177.5	$139.2

Change in plan assets at fair value:
Beginning balance	$58.2	$68.7	$27.7	$26.6	$85.9	$95.3
Actual return on plan assets	14.6	(7.8)	2.4	(2.9)	17.0	(10.7)
Acquisition	—	—	8.3	—	8.3	—
Company contributions	5.3	0.3	3.0	2.0	8.3	2.3
Benefits paid	(3.1)	(3.0)	(1.0)	(0.5)	(4.1)	(3.5)
Net effect of settlement	—	—	(1.2)	—	(1.2)	—
Foreign currency exchange rate changes	—	—	4.3	2.5	4.3	2.5

Ending balance	$75.0	$58.2	$43.5	$27.7	$118.5	$85.9

Reconciliation of funded status:
Projected benefit obligation	$(115.2)	$(100.1)	$(62.3)	$(39.1)	$(177.5)	$(139.2)
Plan assets at fair value	75.0	58.2	43.5	27.6	118.5	85.8

Funded status	(40.2)	(41.9)	(18.8)	(11.5)	(59.0)	(53.4)
Unrecognized net actuarial loss	15.5	18.7	7.7	5.3	23.2	24.0
Unrecognized prior service cost	1.7	1.9	0.3	0.3	2.0	2.2
Minimum pension liability	—	(0.8)	(0.8)	—	(0.8)	(0.8)

Accrued benefit cost	$(23.0)	$(22.1)	$(11.6)	$(5.9)	$(34.6)	$(28.0)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	6.25%	6.75%	5.66%	5.69%	6.04%	6.45%
Salary growth rate	5.44%	5.44%	3.89%	3.95%	4.82%	4.82%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	Domestic			Foreign			Total

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(In millions)
Components of net periodic cost:
Service cost	$5.1	$4.1	$3.6	$3.4	$3.0	$3.4	$8.5	$7.1	$7.0
Interest cost	6.4	6.3	5.6	2.4	2.0	2.0	8.8	8.3	7.6
Expected return on plan assets	(5.3)	(6.1)	(6.3)	(2.2)	(2.1)	(2.1)	(7.5)	(8.2)	(8.4)
Net amortization	0.7	0.1	(0.3)	0.2	(0.2)	(0.1)	0.9	(0.1)	(0.4)

Periodic benefit cost prior to settlement	6.9	4.4	2.6	3.8	2.7	3.2	10.7	7.1	5.8
Net settlement	—	—	—	(1.6)	—	—	(1.6)	—	—

Net periodic cost	$6.9	$4.4	$2.6	$2.2	$2.7	$3.2	$9.1	$7.1	$5.8

Weighted average assumption used to measure net periodic cost:
Discount rate	6.75%	7.25%	7.75%	5.69%	5.71%	6.19%	6.45%	6.81%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%	7.19%	7.22%	7.33%	8.42%	8.43%	8.53%
Salary growth rate	5.44%	5.44%	5.90%	3.89%	3.95%	4.00%	4.82%	4.82%	4.96%

      The accumulated benefit obligation for the domestic plans in 2003 and 2002 was $87.6 million and $77.3 million, respectively, and for the foreign plans it was $45.6 million and $25.3 million, respectively. The Company had five plans in 2003 and six plans in 2002 where the accumulated benefit obligation is in excess of the fair value of plan assets. The accumulated benefit obligation was $122.7 million and $94.8 million, and the fair values of the plans’ assets were $103.9 million and $74.5 million, in 2003 and 2002, respectively.

      In 2003, the Company was required to record a minimum pension liability of $0.8 million relating to the Foreign Plan. In 2002, the Company was required to record a minimum pension liability of $0.8 million relating to the primary Domestic Plan. A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. There was no income statement impact as the offset to the minimum pension liability adjustment was accumulated other comprehensive income of $0.5 million and $0.3 million in 2003 and 2002, respectively. In 2003, two foreign defined benefit pension plans were terminated and replaced by two foreign defined contribution plans. As a result of the settlement, the Company realized a cumulative gain of $1.6 million, net of tax, which was recorded in the year ended January 2, 2004 consolidated results of operations. The measurement date for all plans is December 31, 2003.

      The Company estimates that it will make contributions of approximately $4.5 million to $6.0 million to its Domestic Plan in 2004.

      Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The plan is a defined-contribution plan covering all non-union domestic employees of Anixter, Inc. and the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company’s contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $1.5 million in 2003 and $1.6 million in 2002 and 2001, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has no other post-retirement benefits other than the pension plans and savings plans described herein.

      A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued quarterly on the deferred compensation balances based on the average 10-year treasury note rate for the previous three months times 1.4, and the rate is further adjusted if certain Company financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2004 and January 3, 2003, the long-term deferred compensation liability was $17.4 million and $15.1 million, respectively.

      Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. The Company pays level annual premiums on the above policies that are owned by the Company. Policy proceeds are payable to the Company upon the insured participant’s death. At January 2, 2004 and January 3, 2003, the cash surrender value of $23.9 million and $18.5 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 11. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

      The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2003 and 2002.

Common Stock

      The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 36.4 million shares and 37.5 million shares were outstanding at the end of 2003 and 2002, respectively.

      In 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of 3.25% Convertible Notes due 2033. The Company may purchase additional shares, with the volume and timing dependent on market conditions. In 2001, the Company repurchased 2,079,000 shares at an average cost of $22.57. No shares were repurchased in 2002.

Restricted Shares and Stock Units

      In 2003, the Company cancelled the 4,000 shares of restricted stock it granted in 2002, with a weighted-average grant date fair value of $21.49 per share. In 2001, the Company granted 31,340 shares of restricted stock, with a weighted-average grant date fair value of $18.81 per share, all of which were outstanding at January 2, 2004. Restricted stock fully vests after four years from the date of grant. Compensation expense associated with the restricted stock grants was $0.8 million, $1.7 million and $2.5 million in 2003, 2002 and 2001, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately 248,000 stock units to employees in 2003 with a weighted-average grant date fair value of $23.34 per share. In 2001, the Company granted 161,039 stock units to executives with a weighted-average grant date fair value of $18.81 per share. The grant date value of the stock units is amortized and converted to common stock over a four-year vesting period from the date of grant. Compensation expense associated with the stock units was $2.2 million, $1.1 million and $1.1 million in 2003, 2002 and 2001, respectively.

      In 1996, the Company adopted a Director Stock Unit Plan (“DSUP”) to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in 2003 and nine directors in 2002, having an aggregate value at grant date of $1.1 million and $0.6 million, respectively.

      The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value	Units	Price

	(Units in thousands)
Balance at December 29, 2000	97.0	$19.34	—	$—
Granted	18.4	28.54	161.0	18.81
Converted	(31.8)	19.34	—	—
Canceled	(0.6)	27.56	—	—

Balance at December 28, 2001	83.0	21.32	161.0	18.81
Granted	24.8	23.02	—	—
Converted	(6.6)	18.33	(53.6)	18.81

Balance at January 3, 2003	101.2	21.93	107.4	18.81
Granted	47.8	23.56	248.0	23.34
Converted	(7.1)	26.32	(53.6)	18.81
Canceled	—	—	(17.1)	22.89

Balance at January 2, 2004	141.9	$22.26	284.7	$22.51

Stock Options and Stock Grants

      At January 2, 2004, the Company had reserved a total of 7.5 million shares for future issuance, 6.3 million of which were reserved for the holders of the convertible notes as discussed in Note 7 “Debt” herein. Additionally, the Company had stock incentive plans that reserve 1.2 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. The director options fully vest in one year. All options expire ten years after the date of grant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the 2003, 2002 and 2001 activity under the employee and director option plans:

		Weighted		Weighted
		Average		Average
	Employee	Exercise	Director	Exercise
	Options	Price	Options	Price

	(Options in thousands)
Balance at December 29, 2000	4,161.0	$17.06	260.0	$15.83
Granted	1,190.0	25.24	—	—
Exercised	(1,128.1)	16.91	(40.0)	17.24
Canceled	(138.3)	20.17	—	—

Balance at December 28, 2001	4,084.6	19.37	220.0	15.57
Granted	1,216.5	25.86	—	—
Exercised	(407.7)	15.46	(60.0)	8.42
Canceled	(55.9)	22.65	—	—

Balance at January 3, 2003	4,837.5	21.30	160.0	18.26
Exercised	(233.9)	15.95	(60.0)	16.22
Canceled	(116.1)	24.34	—	—

Balance at January 2, 2004	4,487.5	$21.50	100.0	$19.47

Options exercisable at year-end:
2001	1,649.0	$16.72	220.0	$15.57
2002	2,184.9	$18.49	160.0	$18.26
2003	2,906.3	$19.58	100.0	$19.47

      The weighted average remaining life of the director stock options is 1.7 years. The following table summarizes information relating to employee options outstanding and exercisable at January 2, 2004, using various ranges of exercise prices:

Employee Options

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Outstanding	Price	Years	Exercisable	Price

	(Options in thousands)
$12.69-$17.44	1,206.4	$15.18	5.2	1,206.4	$15.18
$17.45-$24.33	1,149.3	$20.20	5.6	894.6	$20.05
$24.34-$32.00	2,131.8	$25.77	8.5	805.3	$25.63

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (“ESPP”) covering most employees. Participants can request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company’s ESPP. The purchase price is the lower of 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2003, or at the end of the ESPP year, June 30, 2004. Under the ESPP, the Company sold 92,503 shares, 81,900 shares and 110,128 shares to employees in 2003, 2002 and 2001, respectively.

Stock Option Plans of Anixter Inc.

      In 1995 and prior years, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options were granted with exercise prices at the fair market value of the common stock on the date of grant. These options vested over four years and terminated seven to ten years from the date of grant. As of January 3, 2003, there were no Anixter options outstanding. At January 2, 2004, the Company owned 100.0% of the approximately 32.5 million shares of outstanding Anixter common stock.

      In 2003, there was no stock option activity related to the Anixter stock option plan. The following table summarizes the 2002 and 2001 option activity:

		Weighted
		Average
		Exercise
	Options	Price

	(Options in
	thousands)
Balance at December 29, 2000	45.3	$13.23
Exercised	(27.3)	12.40

Balance at December 28, 2001	18.0	14.50
Exercised	(18.0)	14.50

Balance at January 3, 2003 and January 2, 2004	—	$—

NOTE 12. BUSINESS SEGMENTS

      The Company is engaged in the distribution of communications and specialty wire and cable products and “C” class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

      In 2001, the Company reported sales in all segments to a single customer that represented 10.3% of total net sales. No other customer accounted for 10% or more of sales in 2003, 2002 or 2001. Export sales were insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for 2003, 2002 and 2001 was as follows:

	North America

	United				Emerging
	States	Canada	Total	Europe	Markets	Total

	(In millions)
2003
Net sales	$1,794.4	$249.7	$2,044.1	$393.1	$188.0	$2,625.2
Operating income	62.3	13.4	75.7	14.4	2.2	92.3
Depreciation	14.4	0.7	15.1	1.9	1.0	18.0
Amortization	6.1	—	6.1	0.2	—	6.3
Goodwill	238.1	12.8	250.9	20.9	6.7	278.5
Tangible long-lived assets	94.9	1.7	96.6	7.2	2.5	106.3
Total assets	906.1	120.2	1,026.3	228.0	117.1	1,371.4
Capital expenditures	23.7	0.2	23.9	1.0	1.0	25.9
2002
Net sales	$1,771.6	$224.6	$1,996.2	$344.9	$179.0	$2,520.1
Operating income (loss)	72.1	11.6	83.7	5.3	(1.3)	87.7
Depreciation	15.2	0.9	16.1	1.8	1.2	19.1
Amortization	4.4	—	4.4	—	—	4.4
Goodwill	227.6	10.6	238.0	4.4	5.0	247.6
Tangible long-lived assets	126.1	1.9	128.0	3.5	3.1	134.6
Total assets	842.7	96.8	939.5	171.2	115.3	1,226.0
Capital expenditures	15.2	0.1	15.3	0.7	0.9	16.9
2001
Net sales	$2,179.5	$254.0	$2,433.5	$502.1	$208.6	$3,144.2
Operating income (loss)*	79.4	10.3	89.7	21.2	(8.9)	102.0
Depreciation	14.3	0.9	15.2	2.2	1.3	18.7
Amortization	12.7	0.4	13.1	0.3	0.3	13.7
Goodwill	212.8	10.4	223.2	3.8	4.6	231.6
Tangible long-lived assets	119.2	2.7	121.9	4.7	3.3	129.9
Total assets	770.2	105.2	875.4	197.9	125.5	1,198.8
Capital expenditures	17.8	1.4	19.2	2.0	0.8	22.0

*	The year ended December 28, 2001 includes restructuring costs and other charges for the United States, Canada, Europe and Emerging Markets of $20.7 million, $2.4 million, $2.3 million and $6.3 million, respectively. The year ended December 28, 2001 includes goodwill amortization for the United States and Canada of $8.0 million and $0.4 million. In addition, Europe and Emerging Markets include goodwill amortization of $0.3 million.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 2, 2004 and January 3, 2003. The fourth quarter of 2003 had 13 weeks as compared to 14 weeks in the fourth quarter of 2002. The Company has never

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid cash dividends on its common stock. However, subsequent to the year ended January 2, 2004, the Company declared a special dividend. See Note 14 “Subsequent Events” for additional information.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
Year ended January 2, 2004
Net sales	$662.2	$644.8	$653.4	$664.8
Cost of sales	501.4	486.8	495.1	499.7
Operating income	22.6	21.3	23.3	25.1
Income before income taxes	17.5	12.8	20.1	22.5
Net income	10.2	7.3	11.3	13.1
Basic income per share	0.28	0.20	0.31	0.36
Diluted income per share	0.27	0.20	0.31	0.36
Composite stock price range:
High	25.02	24.72	24.39	25.95
Low	21.31	21.25	21.03	22.40
Close	22.08	22.08	23.55	25.83
Year ended January 3, 2003
Net sales	$614.7	$617.3	$626.3	$661.8
Cost of sales	475.1	471.0	478.3	498.6
Operating income	20.5	22.5	23.1	21.6
Income before income taxes	14.8	20.7	19.3	17.0
Net income	8.9	12.4	11.6	10.2
Basic income per share	0.24	0.34	0.31	0.27
Diluted income per share	0.23	0.33	0.30	0.27
Composite stock price range:
High	30.68	31.25	24.65	25.24
Low	25.87	22.03	20.39	18.95
Close	29.63	23.50	20.39	23.77

NOTE 14. SUBSEQUENT EVENTS

      On February 11, 2004, the Company declared a special dividend of $1.50 per common share, or approximately $55.0 million, as a return of excess capital to shareholders. The dividend is payable March 31, 2004 to shareholders of record on March 16, 2004.

      The conversion rate of the convertible notes due 2033 will be adjusted in March 2004 to reflect the special dividend. In addition, as required by the plan documents, either the dividend or other adjustments will be paid or made in March 2004 to the employee stock units, director stock units and the other stock incentive plans as a result of the special dividend.

      In December 2003, the Company received $4.7 million from an escrow account established in connection with the 1983 bankruptcy of Itel Corporation. As of January 2, 2004, the Company was unable to determine the appropriate beneficiary of this receipt and was in the process of an investigation to determine its proper disposition. As of January 2, 2004, the Company had not recorded income associated with this receipt because of the uncertainty of the beneficiary. During the first quarter of 2004, the Company completed the investigation and concluded that the funds are the property of the Company. Accordingly, in the first quarter of 2004 the Company will record a $4.1 million extraordinary after tax gain as a result of the receipt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.	CONTROLS AND PROCEDURES.

      The Company maintains a system of disclosure controls and procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 2, 2004, pursuant to paragraph (b) of Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be filed in this annual report has been made known to them in a timely fashion. There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

      See Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders—“Election of Directors.” The Company’s Code of Ethics and changes or waivers related thereto is located on the Company’s website at http://www.anixter.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists the name, age as of March 8, 2004, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 43	Secretary of the Company since November 2002; General Counsel since May 1998; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 52	Vice-President Controller of the Company since October 2000; Chief Financial Officer of International Survey Research from January 2000 to October 2000; Corporate Controller of BT Office Products International from August 1997 to January 2000.

Robert W. Grubbs Jr., 47	President and Chief Executive Officer of the Company since February 1998; President and Chief Executive Officer of Anixter since July 1994.

Dennis J. Letham, 52	Chief Financial Officer, Senior Vice-President—Finance of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993.

Philip F. Meno, 45	Vice-President—Taxes of the Company since May 1993.

Rodney A. Shoemaker, 46	Vice-President—Treasurer of the Company and Anixter since July 1999; Assistant Treasurer of the Company and Anixter from October 1994 to July 1999.

ITEM 11.	EXECUTIVE COMPENSATION.

      See Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders—“Executive Compensation,” “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      See Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders—“Security Ownership of Management” and “Security Ownership of Principal Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information contained in the Company’s proxy statement, to be filed with the Securities and Exchange Commission in the second quarter of the year ended December 31, 2004, with respect to accountant fees and services, is incorporated by reference in response to this item.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) Exhibits.

The exhibits listed below in Items 15(a)1, 2 and 3 are filed as part of this annual report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

      (b) Reports on Form 8-K.

On October 31, 2003, the Company filed a Current Report on Form 8-K under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12. “Results of Operation and Financial Condition” reporting its results for the fiscal quarter ended October 3, 2003.

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

(2) Financial Statement Schedules.

      The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	62
II. Valuation and qualifying accounts and reserves	66

      All other schedules are omitted because they are not required are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit List.

      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by–laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of the State of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	By-laws of Anixter International Inc. as amended through November 21, 2002. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 3.2).
(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture dated September 17, 1996, between Anixter Inc., Anixter International Inc. and the Bank of New York, as Trustee, providing for 8% Senior Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.’s Registration Statement on Form S-3, Registration Number 333-09185, filed August 27, 1996, Exhibit 4.1).
4.2	Indenture dated as of June 28, 2000, by and between Anixter International Inc. and Bank of New York, as Trustee, offering 7% zero coupon convertible notes due 2020. (Incorporated by reference from Anixter International Inc.’s Registration Statement on Form S-3, Registration Number 333-42788, filed August 1, 2000, Exhibit 4.1).
4.3	(a) Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein.
(b) Amendment No. 1 to Anixter Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 4.3 (b)).
(c) Amendment No. 2 to Anixter Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.3 (c)).
(d) Amendment No. 3 to Anixter Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000.
(e) Amendment No. 4 to Anixter Five-Year, $390.0 million, Revolving Credit Agreement, dated October 6, 2000.
4.4	Receivables Sale Agreement, dated October 6, 2000, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 4.5).

Exhibit
No.		Description of Exhibit

4.5		Receivables Purchase Agreement, dated October 6, 2000, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent, and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 4.6).
4.6		Amended and Restated Receivables Sale Agreement, dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
4.7		Amended and Restated Receivables Purchase Agreement, dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
4.8		Indenture dated July 7, 2003, by and between Anixter International Inc. and Bank of New York, as Trustee, offering 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc.’s Registration Statement on Form S-3, Registration Number 333-108807, filed September 15, 2003, Exhibit 4.1).
4.9		Amended and Restated Receivables Sale Agreement, dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation.
4.10		Amended and Restated Receivables Purchase Agreement, dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein.
(10) Material contracts.
10.1		(a) Asset Purchase Agreement, dated February 22, 1999. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated April 2, 1999).
(b) First Amendment to Asset Purchase Agreement, dated March 29, 1999. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated April 2, 1999).
10.2	*	Company’s 1983 Stock Incentive Plan as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3).
10.3	*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935 Exhibit 4a).
10.4	*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.5	*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.6	*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10.7	*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10.8	*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10.9	*	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).

Exhibit
No.		Description of Exhibit

10.10	*	Anixter Excess Benefit Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).
10.11	*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.12	*	(a) Anixter Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).
(b) Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.15(b)).
(c) Amendment No. 1 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12 (c)).
(d) Amendment No. 2 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12 (d)).
(e) Amendment No. 3 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003 Exhibit 10.12 (e)).
(f) Amendment No. 4 to Anixter 1999 Restated Deferred Compensation Plan.
10.13	*	Employment Agreement with Robert W. Grubbs, dated July 22, 1999. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.22).
10.14	*	Employment Agreement with Dennis J. Letham, dated July 22, 1999. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.23).
10.15	*	Anixter International Inc. Management Incentive Plan. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, Exhibit 10.20).
10.16	*	Amendment to Employee Agreements with Robert W. Grubbs and Dennis J. Letham, dated February 14, 2001. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 10.23).
10.17	*	Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
10.18	*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.19	*	Anixter International Inc. 1998 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.20).
10.20	*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2003, Exhibit 10.1).
(21) Subsidiaries of the Registrant.
21.1		List of Subsidiaries of the Registrant.

Exhibit
No.	Description of Exhibit

(23) Consents of experts and counsel.
23.1	Consent of Ernst & Young LLP.
(24) Power of Attorney.
24.1	Power of Attorney executed by Lord James Blyth, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, John R. Petty, Stuart M. Sloan, Thomas C. Theobald, Mary Agnes Wilderotter, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a)/15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.

ANIXTER INTERNATIONAL INC.

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions)
Operating loss	$(2.6)	$(1.9)	$(1.5)
Other income (expense):
Interest income, including intercompany	3.4	5.6	5.3
Loss on extinguishment of debt	(6.2)	(0.3)	—
Other	1.1	—	—

(Loss) income from operations before income taxes and equity in earnings of subsidiaries	(4.3)	3.4	3.8
Income tax benefit (expense)	1.6	5.7	(1.8)
Equity in earnings of subsidiaries	44.6	34.0	28.3

Net income	$41.9	$43.1	$30.3

ANIXTER INTERNATIONAL INC.

SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	January 2,	January 3,
	2004	2003

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$59.9	$0.4
Accounts receivable	3.3	2.9
Amounts currently due from affiliates, net	1.3	—
Income taxes, net, primarily deferred	0.7	—
Other assets	0.4	0.6

Total current assets	65.6	3.9
Investment in and advances to subsidiaries	836.0	762.8
Other assets	5.5	3.1

	$907.1	$769.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$7.1	$2.3
Amounts currently due to affiliates, net	—	4.3
Long-term debt	209.2	124.0
Income taxes, net, primarily deferred	—	4.4

Total liabilities	216.3	135.0
Stockholders’ equity:
Common stock	36.4	37.5
Capital surplus	21.8	45.2
Accumulated other comprehensive income	(5.6)	(44.2)
Retained earnings	638.2	596.3

Total stockholders’ equity	690.8	634.8

	$907.1	$769.8

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended

	January 2,	January 3,	December 28,
	2004	2003	2001

	(In millions)
Operating activities:
Net income	$41.9	$43.1	$30.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	6.2	0.3	—
Depreciation and amortization	4.1	3.6	4.5
Income tax (benefit) expense	(1.6)	(5.7)	1.8
Equity in earnings of subsidiaries	(44.6)	(34.0)	(28.3)
Accretion of zero coupon convertible notes	—	(1.9)	—
Income tax savings from employee stock plans	0.6	2.5	5.3
Intercompany transactions	(5.1)	6.3	(7.2)
Change in other operating items	1.0	(4.6)	(1.9)

Net cash provided by operating activities	2.5	9.6	4.5
Investing activities:
Investment in Anixter Inc.	(71.3)	—	—
Proceeds from sale of Anixter Inc. shares to Anixter Inc.	18.4	66.7	—

Net cash (used in) provided by investing activities	(52.9)	66.7	—
Financing activities:
Proceeds from 3.25% zero coupon convertible notes	143.8	—	—
Retirement of 7% zero coupon convertible notes	(72.2)	(107.1)	—
Loans from subsidiaries, net	71.3	22.9	20.5
Proceeds from issuance of common stock	6.5	7.5	22.3
Purchase of treasury stock	(35.6)	—	(46.9)
Debt issuance costs	(3.9)	—	—

Net cash provided by (used in) financing activities	109.9	(76.7)	(4.1)

Increase (decrease) in cash and cash equivalents from continuing operations	59.5	(0.4)	0.4
Cash and cash equivalents at beginning of year	0.4	0.8	0.4

Cash and cash equivalents at end of year	$59.9	$0.4	$0.8

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

NOTE TO CONDENSED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      In the parent company financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements.

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended January 2, 2004, January 3, 2003 and December 28, 2001

	Additions

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period

	(In millions)
Year ended January 2, 2004:
Allowance for doubtful accounts	$15.4	$7.4	$(2.1)	$(3.4)	$17.3
Allowance for deferred tax asset	$23.8	$0.3	$(5.0)	—	$19.1
Year ended January 3, 2003:
Allowance for doubtful accounts	$20.9	$13.9	$(9.6)	$(9.8)	$15.4
Allowance for deferred tax asset	$24.5	$4.7	$(5.4)	—	$23.8
Year ended December 28, 2001:
Allowance for doubtful accounts	$14.8	$11.5	$(3.8)	$(1.6)	$20.9
Allowance for deferred tax asset	$25.5	$(0.7)	$(0.3)	—	$24.5

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 8th day of March, 2004.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham

Dennis J. Letham
Senior Vice President-Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Grubbs Robert W. Grubbs		Chief Executive Officer and President (Principal Executive Officer)	March 8, 2004

/s/ Dennis J. Letham Dennis J. Letham		Senior Vice President—Finance (Chief Financial Officer)	March 8, 2004

/s/ Terrance A. Faber Terrance A. Faber		Vice President—Controller (Chief Accounting Officer)	March 8, 2004

/s/ Lord James Blyth* Lord James Blyth		Director	March 8, 2004

/s/ Robert L. Crandall* Robert L. Crandall		Director	March 8, 2004

/s/ Robert W. Grubbs Robert W. Grubbs		Director	March 8, 2004

/s/ F. Philip Handy* F. Philip Handy		Director	March 8, 2004

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	March 8, 2004

/s/ John R. Petty* John R. Petty		Director	March 8, 2004

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	March 8, 2004

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	March 8, 2004

/s/ Mary Agnes Wilderotter* Mary Agnes Wilderotter		Director	March 8, 2004

/s/ Matthew Zell* Matthew Zell		Director	March 8, 2004

/s/ Samuel Zell* Samuel Zell		Director	March 8, 2004

*By	/s/ Dennis J. Letham

Dennis J. Letham (Attorney in fact) Dennis J. Letham, as attorney in fact for each person indicated