Form 10-Q
period 2004-04-02
ANIXTER INTERNATIONAL INC
filed 2004-05-11
CIK 52795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2004

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to _____

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

      Yes [X] No [ ]

      At May 4, 2004, 36,732,514 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

                                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements........................................................................         1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................        *

Item 4. Controls and Procedures.....................................................................        17

                                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................        *

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............        *

Item 3. Defaults Upon Senior Securities.............................................................        *

Item 4. Submission of Matters to a Vote of Security Holders.........................................        *

Item 5. Other Information...........................................................................        *

Item 6. Exhibits and Reports on Form 8-K............................................................        18

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             13 WEEKS ENDED
                                                           -------------------
                                                           APRIL 2,   APRIL 4,
        (IN MILLIONS, EXCEPT SHARE AMOUNTS)                  2004       2003
                                                           --------   --------
NET SALES .............................................    $ 764.2    $ 662.2
Cost of operations:
   Cost of goods sold .................................      581.5      501.4
   Operating expenses .................................      153.1      137.8
   Amortization of intangibles ........................        0.6        0.4
                                                           -------    -------
        Total costs and expenses ......................      735.2      639.6
                                                           -------    -------
OPERATING INCOME ......................................       29.0       22.6
Other expense:
   Interest expense ...................................       (3.0)      (3.4)
   Extinguishment of debt .............................         --       (0.4)
   Other, net .........................................       (3.1)      (1.3)
                                                           -------    -------
Income before income taxes and extraordinary gain......       22.9       17.5
Income tax expense ....................................        8.9        7.3
                                                           -------    -------
Income before extraordinary gain ......................       14.0       10.2
Extraordinary gain, net of tax of $0.6 ................        4.1         --
                                                           -------    -------
NET INCOME ............................................    $  18.1    $  10.2
                                                           =======    =======
BASIC INCOME PER SHARE:
   Income before extraordinary gain ...................    $  0.38    $  0.28
   Extraordinary gain .................................    $  0.11    $    --
   Net income .........................................    $  0.50    $  0.28
DILUTED INCOME PER SHARE:
   Income before extraordinary gain ...................    $  0.37    $  0.27
   Extraordinary gain .................................    $  0.11    $    --
   Net income .........................................    $  0.48    $  0.27
DIVIDEND PER COMMON SHARE .............................    $  1.50    $    --

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              APRIL 2,         JANUARY 2,
                                                                                2004              2004
                                                                              --------         ----------
                   (IN MILLIONS, EXCEPT SHARE AMOUNTS)                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..............................................    $   38.4          $  101.4
  Accounts receivable (less allowances of $16.4 and $17.3
     in 2004 and 2003, respectively) .....................................       327.9             255.5
  Note receivable-- unconsolidated subsidiary ............................        39.0              56.5
  Inventories ............................................................       500.6             499.1
  Deferred income taxes ..................................................        16.5              16.5
  Other current assets ...................................................        12.6              18.9
                                                                              --------          --------
            Total current assets .........................................       935.0             947.9
Property and equipment, at cost ..........................................       178.8             180.7
Accumulated depreciation .................................................      (136.8)           (137.6)
                                                                              --------          --------
            Net property and equipment ...................................        42.0              43.1
Goodwill .................................................................       279.1             278.5
Other assets .............................................................       107.2             101.9
                                                                              --------          --------
                                                                              $1,363.3          $1,371.4
                                                                              ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .......................................................    $  335.5          $  304.4
  Accrued expenses .......................................................        71.0              80.8
                                                                              --------          --------
            Total current liabilities ....................................       406.5             385.2
Long-term debt ...........................................................       241.4             239.2
Other liabilities ........................................................        56.5              56.2
                                                                              --------          --------
            Total liabilities ............................................       704.4             680.6

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized,
     36,646,294 and 36,376,411 shares issued and outstanding in 2004
     and 2003, respectively ..............................................        36.6              36.4
  Capital surplus ........................................................        28.5              21.8
  Retained earnings ......................................................       600.5             638.2
  Accumulated other comprehensive loss:
     Foreign currency translation ........................................        (5.8)             (4.8)
     Minimum pension liability ...........................................        (0.5)             (0.5)
     Unrealized loss on foreign exchange contracts .......................        (0.4)             (0.3)
                                                                              --------          --------
       Total accumulated other comprehensive loss ........................        (6.7)             (5.6)
                                                                              --------          --------
            Total stockholders' equity ...................................       658.9             690.8
                                                                              --------          --------
                                                                              $1,363.3          $1,371.4
                                                                              ========          ========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      13 WEEKS ENDED
                                                                                  -----------------------
                                                                                  APRIL 2,       APRIL 4,
                                (IN MILLIONS)                                       2004           2003
                                                                                   ------         ------
OPERATING ACTIVITIES
  Net income .................................................................     $ 18.1         $ 10.2
  Adjustments to reconcile net income to net cash (used in)
     provided by continuing operating activities:
       Extraordinary gain ....................................................       (4.1)            --
       Loss on extinguishment of debt ........................................         --            0.4
       Loss on sale or disposal of fixed assets and securities ...............         --            0.1
       Depreciation ..........................................................        4.1            4.5
       Amortization of restricted stock ......................................        1.3            0.9
       Amortization of intangible assets and deferred financing costs ........        0.8            0.5
       Accretion of zero coupon convertible notes ............................        2.3            2.2
       Deferred income taxes .................................................       (0.1)          (0.1)
       Changes in current assets and liabilities, net ........................      (29.9)          12.1
       Restructuring and other charges .......................................       (0.5)          (1.1)
       Other, net ............................................................       (2.7)           2.6
                                                                                   ------         ------
            Net cash (used in) provided by continuing operating activities....      (10.7)          32.3

INVESTING ACTIVITIES
  Capital expenditures .......................................................       (2.9)         (12.6)
                                                                                   ------         ------
            Net cash used in continuing investing activities .................       (2.9)         (12.6)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings .........................................       20.8          121.4
  Repayment of long-term borrowings ..........................................      (20.8)        (116.7)
  Payment of cash dividend ...................................................      (55.1)            --
  Proceeds from issuance of common stock .....................................        6.1            0.5
  Deferred financing costs ...................................................       (0.2)          (0.4)
  Purchases of common stock for treasury .....................................         --          (17.3)
  Retirement of notes payable ................................................         --           (2.0)
                                                                                   ------         ------
            Net cash used in continuing financing activities .................      (49.2)         (14.5)
                                                                                   ------         ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
     CONTINUING OPERATIONS ...................................................      (62.8)           5.2
Cash used in discontinued operations .........................................       (0.2)          (0.3)
Cash and cash equivalents at beginning of period .............................      101.4           19.1
                                                                                   ------         ------
Cash and cash equivalents at end of period ...................................     $ 38.4         $ 24.0
                                                                                   ======         ======

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended January 2, 2004. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2004 presentation.

      STOCK BASED COMPENSATION: Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units is amortized over the four-year vesting period from the date of grant. In the first quarter of 2004 and 2003, $0.9 million and $0.2 million was recognized as expense, respectively. Total expense for fiscal 2004 is expected to be approximately $4.4 million as compared to $1.6 million in 2003.

      Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the condensed consolidated statements of operations for the stock option plans.

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

                                                                                  13 WEEKS ENDED
                                                                              -----------------------
                                                                              APRIL 2,       APRIL 4,
                                                                                2004           2003
            (IN MILLIONS, EXCEPT PER SHARE DATA)                              --------       --------
Net income as reported ...............................................         $ 18.1         $ 10.2
Add: Stock-based employee compensation included in net income, net....            0.8            0.6
Deduct: Stock-based employee compensation expense, net ...............           (2.3)          (2.6)
                                                                               ------         ------
Pro forma net income .................................................         $ 16.6         $  8.2
                                                                               ======         ======

BASIC EARNINGS PER SHARE:
  As reported ........................................................         $ 0.50         $ 0.28
  Pro forma ..........................................................         $ 0.45         $ 0.22

DILUTED EARNINGS PER SHARE:
  As reported ........................................................         $ 0.48         $ 0.27
  Pro forma ..........................................................         $ 0.44         $ 0.22

                           ANIXTER INTERNATIONAL INC.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." It requires additional disclosures to those in the original SFAS No.
132. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective of the first quarter ending April 2, 2004. The provisions of this statement have been disclosed in Note 9, "Pension Plans, Post-Retirement Benefits and Other Benefits."

      In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin ("ARB") 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities ("SPEs") in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The adoption of FIN 46-R has not had any effect on the Company's financial position, cash flows or results of operations.

NOTE 2. COMPREHENSIVE INCOME

      Comprehensive income, net of tax, consisted of the following:

                                                     13 WEEKS ENDED
                                                   --------------------
                                                   APRIL 2,    APRIL 4,
               (IN MILLIONS)                        2004        2003
                                                   -------     -------
Net income ...................................      $18.1       $10.2
Change in cumulative translation adjustment...       (1.0)        6.9
Change in fair market value of derivatives....       (0.1)       (0.2)
                                                    -----       -----
Comprehensive income .........................      $17.0       $16.9
                                                    =====       =====

NOTE 3. EXTRAORDINARY GAIN

      In December 2003, the Company received $4.7 million from an escrow account established in connection with the 1983 bankruptcy of Itel Corporation, the predecessor of the Company. As of January 2, 2004, the Company was unable to determine the appropriate beneficiary of this receipt and was in the process of an investigation to determine its proper disposition. As of January 2, 2004, the Company had not recorded income associated with this receipt because of the uncertainty of the beneficiary. During the first quarter of 2004, the Company completed the investigation and concluded that the funds are the property of the Company. Accordingly, in the first quarter of 2004 the Company recorded a $4.1 million extraordinary after-tax gain as a result of the receipt.

                           ANIXTER INTERNATIONAL INC.

NOTE 4. INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:

                                                             13 WEEKS ENDED
                                                        -------------------------
                                                        APRIL 2,         APRIL 4,
       (IN MILLIONS, EXCEPT PER SHARE DATA)               2004             2003
                                                        --------         --------
BASIC INCOME PER SHARE:
  Income before extraordinary gain .............        $ 14.0            $ 10.2
  Extraordinary gain, net ......................           4.1                --
                                                        ------            ------
  Net income ...................................        $ 18.1            $ 10.2
                                                        ======            ======

  Weighted-average common shares outstanding....          36.5              36.9

  Income per share before extraordinary gain....        $ 0.38            $ 0.28
  Extraordinary gain per share .................        $ 0.11            $   --
  Net income per share .........................        $ 0.50            $ 0.28

DILUTED INCOME PER SHARE:
  Income before extraordinary gain .............        $ 14.0            $ 10.2
  Extraordinary gain ...........................           4.1                --
                                                        ------            ------
  Net income ...................................        $ 18.1            $ 10.2
                                                        ======            ======

  Weighted-average common shares outstanding              36.5              36.9
  Effect of dilutive securities:
     Stock options and units ...................           1.1               0.9
                                                        ------            ------
  Weighted-average common shares outstanding              37.6              37.8
                                                        ======            ======

  Income per share before extraordinary gain            $ 0.37            $ 0.27
  Extraordinary gain per share .................        $ 0.11            $   --
  Net income per share .........................        $ 0.48            $ 0.27

      The Company excluded 6.6 million and 3.1 million, respectively, of common stock equivalents, primarily relating to the 3.25% and 7% zero coupon convertible notes ("Convertible Notes"), from its calculation of diluted income per share because the effect would have been antidilutive. Because the Convertible Notes were antidilutive, the related $1.4 million and $1.3 million for the first quarter of 2004 and 2003, respectively, of net interest expense was not excluded from the determination of income in the calculation of diluted income per share.

NOTE 5. INCOME TAXES

      The 2004 effective tax rate is 39.0% compared to 42.0% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate increased income before extraordinary gain and net income by $0.7 million or $0.02 per diluted share.

NOTE 6. SHARE REPURCHASE

      In the first quarter of 2003, the Company repurchased 832,200 shares at an average cost of $22.12. Purchases were made in the open market and were financed from cash generated by operations. No shares were repurchased in 2004. The Company has the authorization to purchase additional shares with the volume and timing to depend on market conditions.

                           ANIXTER INTERNATIONAL INC.

NOTE 7. SPECIAL DIVIDEND

      On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at April 2, 2004 for payments on the vesting date to holders of employee stock units and restricted stock.

      In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $21.48 to $20.40 and the number of outstanding options increased from 4,331,975 to 4,561,424. These changes resulted in no additional compensation expense.

      In accordance with the provisions of the enhanced incentive plan, stock units granted in 2001 were adjusted to reflect the special dividend. The number of outstanding stock units associated with the 2001 grant increased from 53,680 to 56,531. This change resulted in no additional compensation expense.

      The conversion rate of the 3.25% zero coupon convertible notes due 2033 ("Convertible Notes due 2033") was adjusted in March 2004 to reflect the special dividend. Holders of the Convertible Notes due 2033 may convert each of them into 13.5584 shares of the Company's common stock, of which the Company has reserved 5.1 million shares based on the number of outstanding bonds, in any calendar quarter if:

-     the sales price of our common stock reaches specified thresholds;

- during any period in which the credit rating assigned to the Convertible Notes is below a specified level;

-     the Convertible Notes due 2033 are called for redemption; or

-     specified corporate transactions have occurred.

      Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock. The Convertible Notes due 2033 were not convertible at April 2, 2004, as none of the above conditions were met.

NOTE 8. ACQUISITION OF BUSINESS

      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 300 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its current business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets are recorded at an estimated fair value as follows:

- $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

-     $18.2 million of goodwill.

      The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the first quarter of 2004 are $23.7 million of sales and $0.5 million of operating income related to Walters Hexagon.

      This acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Had this acquisition occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

                           ANIXTER INTERNATIONAL INC.

NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

      The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 APRIL 2,       JANUARY 2,
              (IN MILLIONS)                        2004           2004
                                                ----------      ----------
                                               (UNAUDITED)
ASSETS:
     Current assets ........................     $  919.3        $  875.4
     Property, net .........................         41.5            43.1
     Goodwill and other intangibles ........        301.3           301.1
     Other assets ..........................        115.4           109.6
                                                 --------        --------
                                                 $1,377.5        $1,329.2
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities ...................     $  412.0        $  384.9
     Subordinated notes payable to parent...        156.1           147.8
     Long-term debt ........................         30.0            30.0
     Other liabilities .....................         78.6            79.1
     Stockholders' equity ..................        700.8           687.4
                                                 --------        --------
                                                 $1,377.5        $1,329.2
                                                 ========        ========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    13 WEEKS ENDED
                                                 -------------------
                                                 APRIL 2,   APRIL 4,
              (IN MILLIONS)                        2004       2003
                                                 --------   --------
Net sales ..................................      $764.2     $662.2
Operating income ...........................      $ 30.1     $ 22.7
Income before income taxes..................      $ 23.3     $ 17.6
Net income .................................      $ 14.5     $ 10.2

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

      The Company has various defined benefit and defined contributory pension plans. The plans of the Company are the Anixter Inc. Pension Plan and Anixter Inc. Excess Benefit Plan ("Domestic Plans") and various pension plans covering employees of foreign subsidiaries ("Foreign Plans"). The majority of the Company's pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company's policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), the Internal Revenue Service and applicable foreign laws. Anixter Inc. Pension Plan assets consisted primarily of equity securities and fixed income fund investments.

                           ANIXTER INTERNATIONAL INC.

    The expected long-term rate of return on our Anixter Inc. Pension Plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the projected benefit obligation. We have historically used a 9.0% rate of return since the average 10 year historical return on our plan assets is approximately 10.4%. We reduced the expected rate of return for 2004 to 8.5% due to the significant decline in the equity market in 2001 and 2002. Components of net periodic pension cost is as follows:

                                                                     PENSION BENEFITS
                                            ---------------------------------------------------------------
                                                  DOMESTIC              FOREIGN               TOTAL
                                            -------------------   -------------------   -------------------
                                            APRIL 2,   APRIL 4,   APRIL 2,   APRIL 4,   APRIL 2,   APRIL 4,
                                              2004       2003       2004       2003       2004       2003
                                            --------   --------   --------   --------   --------   --------
                                                                     (IN MILLIONS)
Service cost .....................          $    1.5   $    1.4   $    1.1   $    1.0   $    2.6   $    2.4
Interest cost ....................               1.8        1.8        0.8        0.7        2.6        2.5
Expected return on plan assets....              (1.6)      (1.5)      (0.7)      (0.7)      (2.3)      (2.2)
Net amortization .................               0.2        0.2        0.1        0.1        0.3        0.3
                                            --------   --------   --------   --------   --------   --------
Net periodic cost ................          $    1.9   $    1.9   $    1.3   $    1.1   $    3.2   $    3.0
                                            ========   ========   ========   ========   ========   ========

      The Company estimates that it will make contributions in 2004 of approximately $4.5 million to $6.0 million to the Anixter Inc. Pension Plan and approximately $4.0 million to $5.0 million to its Foreign Plans.

NOTE 11. BUSINESS SEGMENTS

      The Company is engaged in the distribution of communications and specialty wire and cable products and "C" class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

      Segment information for the 13 weeks ended April 2, 2004 and April 4, 2003 was as follows:

                                                                 13 WEEKS ENDED
                                                           ---------------------------
                                                           APRIL 2,           APRIL 4,
                   (IN MILLIONS)                             2004               2003
                                                           --------           --------
NET SALES:
    United States .................................        $  495.1           $  457.2
    Canada ........................................            76.0               60.9
                                                           --------           --------
          North America ...........................           571.1              518.1
    Europe ........................................           140.2               97.9
    Emerging Markets ..............................            52.9               46.2
                                                           --------           --------
                                                           $  764.2           $  662.2
                                                           ========           ========

OPERATING INCOME:
    United States .................................        $   19.1           $   16.4
    Canada ........................................             3.9                2.7
                                                           --------           --------
          North America ...........................            23.0               19.1
    Europe ........................................             4.5                3.0
    Emerging Markets ..............................             1.5                0.5
                                                           --------           --------
                                                           $   29.0           $   22.6
                                                           ========           ========

                                                           APRIL 2,          JANUARY 2,
                                                             2004               2004
                                                           --------          ----------
TOTAL ASSETS:
    United States .................................        $  884.5           $  906.1
    Canada ........................................           118.8              120.2
                                                           --------           --------
          North America ...........................         1,003.3            1,026.3
    Europe ........................................           246.0              228.0
    Emerging Markets ..............................           114.0              117.1
                                                           --------           --------
                                                           $1,363.3           $1,371.4
                                                           ========           ========

                           ANIXTER INTERNATIONAL INC.

NOTE 12. SUBSEQUENT EVENT

      On April 26, 2004, the Company announced plans to acquire substantially all of the assets and operations of Distribution Dynamics, Inc., ("DDI") for $25 million in cash, subject to a working capital adjustment. DDI is a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs two hundred seventy-seven associates located in twenty locations in the United States, Canada and Mexico, which the Company plans to make offers of employment. In its fiscal year ended September 30, 2003 DDI had sales of $76 million.

      The proposed sale is subject to approval by the United States Bankruptcy Court for the District of Minnesota where DDI filed a petition for relief under Chapter 11 on April 26, 2004. In connection with this proposed purchase, the Company plans to assume certain obligations of DDI under facility and operating leases that are used in conjunction with the operations that the Company is proposing to purchase. The Company may offer to purchase certain valid, unsecured pre-petition claims to the extent those claims apply to product sales to the operations that will be acquired by the Company.

                           ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended January 2, 2004.

ACQUISITION OF WALTERS HEXAGON

      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 300 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its current business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets are recorded at an estimated fair value as follows:

      - $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

      -     $18.2 million of goodwill.

      The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the first quarter of 2004 are $23.7 million of sales and $0.5 million of operating income related to Walters Hexagon.

      This acquisition was accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. Had this acquisition occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Overview

      As a distributor, the Company's use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment and office furniture and fixtures, since the Company operates from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be a factor of the rate of sales increase or decline, due to the corresponding change in working capital.

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

                           ANIXTER INTERNATIONAL INC.

Cash Flow

      Consolidated net cash used for operating activities was $10.7 million in the first quarter of 2004, compared to cash provided by operating activities of $32.3 million for the same period in 2003. The decrease in cash flow from operations in 2004 is due to an increase in working capital of $29.9 million to support the 15% growth in sales from the fourth quarter of 2003. Sales were flat between the fourth quarter of 2002 and the first quarter of 2003, resulting in a decline in working capital.

      Consolidated net cash used in investing activities was $2.9 million in the first quarter of 2004 versus $12.6 million for the same period in 2003. The decrease is primarily the result of the Company spending $11.2 million in the first quarter of 2003 to complete the construction of a new corporate headquarters building. Capital expenditures are expected to be approximately $15.0 million in 2004.

      Consolidated net cash used in financing activities was $49.2 million in the first quarter of 2004 compared to $14.5 million in the first quarter of 2003. During the 13 weeks ended April 2, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share that was paid on March 31, 2004 to shareholders of record on March 16, 2004. Proceeds from the issuance of common stock relating to the exercise of stock options and stock units were $6.1 million in the first quarter of 2004 compared to $0.5 million in the first quarter of 2003. In 2003, the Company had net proceeds from borrowings of $4.7 million. As a result of significant cash holdings at the end of 2003, the Company did not need to increase its borrowings to fund its operations.

Financing

      Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At April 2, 2004, $245.0 million was available under the bank revolving lines of credit at Anixter Inc., of which $21.0 million was available to pay the Company for intercompany liabilities. Due to the leverage ratio restriction, borrowings of only $159.6 million, of which $45.1 million may be used to pay dividends to the Company, of the $245.0 million available under bank revolving lines of credit at Anixter would be permitted as of April 2, 2004.

      At April 2, 2004, certain foreign subsidiaries had approximately $20.5 million available under bank revolving lines of credit, none of which was outstanding.

      During the first quarter of 2003, the Company retired $2.0 million of the 8% senior notes and cancelled $115.0 million of its available revolving credit facility in order to reduce costs associated with the excess availability. As a result, the Company recorded a pre-tax loss on extinguishment of debt of $0.4 million. Although no debt was repurchased during the first quarter of 2004, the Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

      Consolidated interest expense was $3.0 million and $3.4 million for the first quarter of 2004 and 2003, respectively. The decrease is due to a lower average cost of borrowings. The average outstanding long-term debt balance for the first quarter of 2004 and 2003 was $241.1 million and $212.9 million, respectively. The effective interest rate for the first quarter of 2004 and 2003 was 5.0% and 6.3%, respectively.

Off Balance Sheet Financing

      On October 6, 2000, the Company entered into an account receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At April 2, 2004 and January 2, 2004, the outstanding balance of accounts receivable sold to ARC totaled $228.9 million and $245.7 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

                           ANIXTER INTERNATIONAL INC.

      Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses/income incurred by ARC of $0.2 million of income and $1.1 million of expense, for the first quarter of 2004 and 2003, respectively. Included in the ARC net expense/income amount was interest expense incurred by ARC of $0.6 million and $0.7 million for the first quarter of 2004 and 2003, respectively. Generally accepted accounting principles require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for the first quarter of 2004 and 2003 was $131.5 million and $121.3 million, respectively. The effective interest rate on the ARC debt was 1.7% and 2.3% for the first quarter of 2004 and 2003, respectively.

Share Repurchases

      In the first quarter of 2003, the Company repurchased 832,200 shares at an average cost of $22.12. Purchases were made in the open market and were financed from cash generated by operations. Although no shares were repurchased in the first quarter of 2004, the Company has the authorization to purchase additional shares, with the volume and timing to depend on market conditions.

Liquidity Considerations and Other

      In 2004, the Company estimates that it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses and issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

      On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at April 2, 2004, for payments on the vesting date to holders of the employee stock units and restricted stock.

      On April 26, 2004, the Company announced plans to acquire substantially all of the assets and operations of Distribution Dynamics, Inc., ("DDI") for $25 million in cash, subject to a working capital adjustment. The proposed sale is subject to approval by the United States Bankruptcy Court for the District of Minnesota where DDI filed a petition for relief under Chapter 11 on April 26, 2004. In connection with this proposed purchase, the Company plans to assume certain obligations of DDI under facility and operating leases that are used in conjunction with the operations that the Company is proposing to purchase. The Company may offer to purchase certain valid, unsecured pre-petition claims to the extent those claims apply to product sales to the operations that will be acquired by the Company. In its fiscal year ended September 30, 2003 DDI had sales of $76 million.

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

                           ANIXTER INTERNATIONAL INC.

OVERVIEW

      In the first quarter of 2004, the Company saw net income, inclusive of an extraordinary gain of $4.1 million, increase by $7.9 million, or 78.3%, on a 15.4% increase in sales from the first quarter of the prior year. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisition of Walters Hexagon in September of 2003, exchange rate differences related to the weaker US dollar and combined unit growth and commodity price driven price increases. Other expenses increased in the current year due to larger foreign exchange losses, which in large part were the result of the February 2004 devaluation of the Venezuelan Bolivar. Foreign exchange losses totaled $3.1 million in the first quarter of this year. In the prior year, other expenses included a loss of $0.4 million related to the early retirement of debt and the write-off of debt issuance costs associated with the cancellation of $115.0 million of the available revolving credit facility. The Company's effective tax rate dropped to 39.0% from 42.0% in the year ago quarter as a result of a change in the mix of income and losses by country as compared to country level net operating loss positions. The extraordinary gain was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.

CONSOLIDATED RESULTS OF OPERATIONS

                                                     13 WEEKS ENDED
                                             -----------------------------
                                             APRIL 2,   APRIL 4,   PERCENT
                                               2004       2003      CHANGE
                                             --------   --------   -------
                                                     (IN MILLIONS)
Net sales ..........................          $764.2     $662.2     15.4%
Gross profit .......................          $182.7     $160.8     13.6%
Operating expenses .................          $153.7     $138.2     11.2%
Operating income ...................          $ 29.0     $ 22.6     28.2%

      Net Sales: The Company's net sales during the first quarter of 2004 increased 15.4% to $764.2 million from $662.2 million in the same period in 2003. The acquisition of Walters Hexagon in September 2003, along with favorable effects from changes in exchange rates, accounted for $49.3 million of the increase. Excluding the acquisition of Hexagon and the effects from changes in exchange rates, the Company's net sales increased 8.0% during the 13 weeks ended April 2, 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity driven price increases and an increase in project business.

      Gross Margins: Gross margins decreased to 23.9% in the first quarter of 2004 from 24.3% in the corresponding period in 2003. The decrease was a result of an increase in larger capital projects during the first quarter of 2004, as compared to the first quarter of 2003. Due to excess capacity in the industry, pricing on these projects were extremely competitive, which reduced gross margins.

      Operating Income: As a result of higher sales, operating margins were 3.8% for the first quarter of 2004 as compared to 3.4% in the first quarter of 2003. Operating expenses increased $15.5 million in the first quarter 2004 from the corresponding period in 2003. The Walters Hexagon acquisition increased operating expenses by $6.1 million, while changes in exchange rates increased operating expenses by $4.8 million. Excluding the above, operating expenses increased $4.6 million, or 3.3%, primarily due to variable costs associated with higher sales volumes and increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

      Interest Expense: Consolidated interest expense decreased to $3.0 million in the first quarter of 2004 from $3.4 million in 2003. Interest expense decreased due to a reduction in the average cost of borrowings. The average long-term debt balance was $241.1 million and $212.9 million for the first quarter of 2004 and 2003, respectively. The average interest rate for the first quarter of 2004 and 2003, was 5.0% and 6.3%, respectively.

                           ANIXTER INTERNATIONAL INC.

Other, net income (expense):

                                              13 WEEKS ENDED
                                          ----------------------
                                          APRIL 2,      APRIL 4,
                                            2004          2003
                                          -------       --------
                                               (MILLIONS)
Accounts receivable securitization ...    $  0.2        $  (1.1)
Foreign exchange .....................      (3.1)           --
Other ................................      (0.2)          (0.2)
                                          ------        -------
                                          $ (3.1)       $  (1.3)
                                          ======        =======

      The accounts receivable securitization program had income of $0.2 million for the 13 weeks ended April 2, 2004, compared to $1.1 million of net expenses in 2003. The reduction in net expenses was primarily a result of reduced sales of net accounts receivable to ARC which are sold at a 2.12% discount.

      Foreign exchange had a net loss of $3.1 million in the 13 weeks ended April 2, 2004. A significant portion of the net loss resulted from the February 2004 devaluation of the Venezuelan Bolivar.

      Income Taxes: The consolidated tax provision increased to $8.9 million in first quarter of 2004 from $7.3 million in the first quarter of 2003, primarily due to an increase in income before taxes and extraordinary gain. The 2004 effective tax rate is 39.0% compared to 42.0% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate increased income before extraordinary gain and net income by $0.7 million or $0.02 per diluted share.

NORTH AMERICA RESULTS OF OPERATIONS

                                                       13 WEEKS ENDED
                                             ---------------------------------
                                             APRIL 2,     APRIL 4,     PERCENT
                                               2004         2003       CHANGE
                                             --------     --------     -------
                                                        (IN MILLIONS)
Net sales ..........................          $571.1       $518.1       10.2%
Gross profit .......................          $134.3       $125.6        6.9%
Operating expenses .................          $111.3       $106.5        4.4%
Operating income ...................          $ 23.0       $ 19.1       20.4%

      Net Sales: When compared to the corresponding period in 2003, North America net sales for the 13 weeks ended April 2, 2004 increased 10.2% to $571.1 million. The combined Industrial Wire and Cable and North America Enterprise Cabling sales increased $42.4 million in the first quarter of 2004 as compared to the first quarter of 2003, due to improved economic conditions and price increases driven by higher copper and data cabling prices. In the OEM supply market, the Pentacon operations reported a 8.7% increase in sales on a combination of improved customer demand and new contract additions. Sales to telecom original equipment manufacturers showed their first year-on-year increase in over two years.

      Gross Margins: Gross margins decreased to 23.5% in the first quarter of 2004 from 24.3% for the same period in 2003. The decrease is primarily due to a higher percentage of capital projects, which had lower gross margins due to excess capacity in the industry.

      Operating Income: Operating expenses increased $4.8 million in the first quarter of 2004 from the corresponding period in 2003. The increase is primarily due to variable costs associated with the increase in sales volume and higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher daily sales and continued tight expense controls, North America operating margins increased to 4.0% in the first quarter of 2004 from 3.7% in the same period in 2003.

                           ANIXTER INTERNATIONAL INC.

EUROPE RESULTS OF OPERATIONS

                                                      13 WEEKS ENDED
                                           -----------------------------------
                                           APRIL 2,      APRIL 4,      PERCENT
                                             2004          2003        CHANGE
                                           --------      --------      -------
                                                      (IN MILLIONS)
Net sales ..........................        $140.2        $ 97.9        43.2%
Gross profit .......................        $ 36.6        $ 25.8        42.1%
Operating expenses .................        $ 32.1        $ 22.8        40.9%
Operating income ...................        $  4.5        $  3.0        50.8%

      Net Sales: Europe net sales increased 43.2% in the first quarter of 2004 to $140.2 million from $97.9 million in the first quarter of 2003, including a $14.6 million favorable effect from changes in exchange rates and an increase of $23.7 million as a result of the acquisition of Walters Hexagon. The increase in local currency sales of 4.0% reflects an increase in economic activity in Europe.

      Gross Margins: Europe's gross margins decreased to 26.1% in the first quarter of 2004 from 26.3% in the same period in 2003. The slight decrease is primarily due to a large project at reduced margins. Walters Hexagon added 30 basis points to Europe's gross margins in the first quarter of 2004.

      Operating Income: Compared to the first quarter of 2003, Europe operating expenses increased 40.9%, or $9.3 million, to $32.1 million in the first quarter of 2004. Included in the increase are $6.1 million of expenses related to Walters Hexagon and $3.0 million for changes in exchange rates. Excluding Waters Hexagon and the exchange rate impact, operating expenses were $0.2 million or 1.1% higher than 2003. Tight expense controls resulted in the operating margin increasing from 3.0% in 2003 to 3.2% in 2004. Exchange rate changes had a $0.6 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                       13 WEEKS ENDED
                                             --------------------------------
                                             APRIL 2,     APRIL 4,    PERCENT
                                               2004         2003      CHANGE
                                             --------     --------    -------
                                                        (IN MILLIONS)
Net sales ..........................         $  52.9      $  46.2       14.7%
Gross profit .......................         $  11.8      $   9.4       25.0%
Operating expenses .................         $  10.3      $   8.9       15.5%
Operating income ...................         $   1.5      $   0.5      182.4%

      Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 14.7%, to $52.9 million in the first quarter of 2004, from $46.2 million in the first quarter of 2003, including a $1.6 million favorable impact from changes in exchange rates. The increase reflects an overall improvement in the economic environment and stronger market penetration.

      Gross Margins: During the first quarter of 2004, Emerging Markets gross margins increased to 22.2% from 20.4% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela.

      Operating Income: Emerging Markets operating income increased $1.0 million from $0.5 million in the first quarter of 2003 to $1.5 million in the first quarter of 2004. The improvement reflects the higher sales levels and improved gross margins. Exchange rate changes had a minimal impact on operating income.

                           ANIXTER INTERNATIONAL INC.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains a system of disclosure controls and procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 2, 2004, pursuant to paragraph (b) of Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ANIXTER INTERNATIONAL INC.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            (10)  Material Contracts.

                  10.1  Purchase Agreement between Mesirow Realty
                        Sale-Leaseback, Inc. ("Buyer") and Anixter-Real Estate, Inc., a subsidiary of the Company ("Seller").

            (31)  Rule 13a - 14(a) / 15d - 14(a) Certifications.

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

      b)    Reports on Form 8-K.

            On February 6, 2004, the Company filed a Current Report on Form 8-K under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operation and Financial Condition" reporting its results for the fiscal quarter ended January 2, 2004.

                           ANIXTER INTERNATIONAL INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANIXTER INTERNATIONAL INC.
May 11, 2004

                                     By:     /s/ Robert W. Grubbs
                                         ---------------------------------------
                                                 Robert W. Grubbs
                                        President and Chief Executive Officer

May 11, 2004

                                     By:     /s/ Dennis J. Letham
                                         ---------------------------------------
                                                 Dennis J. Letham
                                          Senior Vice President - Finance
                                             and Chief Financial Officer