Form 10-Q
period 2004-07-02
ANIXTER INTERNATIONAL INC
filed 2004-08-11
CIK 52795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

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

                               2301 PATRIOT BLVD.
                            GLENVIEW, ILLINOIS 60026
                                 (224) 521-8000
          (Address and telephone number of principal executive offices)

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

     At August 4, 2004, 37,013,116 shares of the registrant's Common Stock, $1.00 par value, were outstanding.


================================================================================

                           ANIXTER INTERNATIONAL INC.


                                TABLE OF CONTENTS

                                      PART I. FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
Item 1.     Financial Statements........................................................................  1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......  12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................  *

Item 4.     Controls and Procedures.....................................................................  22

                                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ..........................................................................  *

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............  *

Item 3.     Defaults Upon Senior Securities.............................................................  *

Item 4.     Submission of Matters to a Vote of Security Holders.........................................  23

Item 5.     Other Information...........................................................................  *

Item 6.     Exhibits and Reports on Form 8-K............................................................  23

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

                          PART 1. FINANCIAL INFORMATION

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          13 WEEKS ENDED            26 WEEKS ENDED
                                                      ----------------------    ------------------------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                    JULY 2,      JULY 4,      JULY 2,        JULY 4,
                                                        2004         2003         2004           2003
                                                      ---------    ---------    ---------      ---------
NET SALES ........................................... $   813.1    $   644.8    $ 1,577.3      $ 1,307.0
Cost of operations:
   Cost of goods sold ...............................     621.6        486.8      1,203.1          988.2
   Operating expenses ...............................     157.1        136.4        310.2          274.2
   Amortization of intangibles ......................       0.7          0.3          1.3            0.7
                                                      ---------    ---------    ---------      ---------
        Total costs and expenses ....................     779.4        623.5      1,514.6        1,263.1
                                                      ---------    ---------    ---------      ---------
OPERATING INCOME ....................................      33.7         21.3         62.7           43.9
Other (expense) income:
   Interest expense .................................      (3.0)        (3.3)        (6.0)          (6.7)
   Extinguishment of debt ...........................      (0.7)        (5.8)        (0.7)          (6.2)
   Other, net .......................................      (2.4)         0.6         (5.5)          (0.7)
                                                      ---------    ---------    ---------      ---------
Income before income taxes and extraordinary gain ...      27.6         12.8         50.5           30.3
Income tax expense ..................................      10.8          5.5         19.7           12.8
                                                      ---------    ---------    ---------      ---------
Income before extraordinary gain ....................      16.8          7.3         30.8           17.5
Extraordinary gain, net of tax of $0.6 ..............        --           --          4.1             --
                                                      ---------    ---------    ---------      ---------
NET INCOME .......................................... $    16.8    $     7.3    $    34.9      $    17.5
                                                      =========    =========    =========      =========
BASIC INCOME PER SHARE:
   Income before extraordinary gain ................. $    0.46    $    0.20    $    0.84      $    0.48
   Extraordinary gain ............................... $      --    $      --    $    0.11      $      --
   Net income ....................................... $    0.46    $    0.20    $    0.95      $    0.48

DILUTED INCOME PER SHARE:
   Income before extraordinary gain ................. $    0.44    $    0.20    $    0.82      $    0.47
   Extraordinary gain ............................... $      --    $      --    $    0.11      $      --
   Net income ....................................... $    0.44    $    0.20    $    0.92      $    0.47

DIVIDEND PER COMMON SHARE ........................... $      --    $      --    $    1.50      $      --


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      JULY 2,     JANUARY 2,
                                                                                       2004          2004
                                                                                    -----------   ----------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                 (UNAUDITED)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................................      $   36.5      $  101.4
  Accounts receivable (less allowances of $15.2 and $17.3
     in 2004 and 2003, respectively) ..........................................         302.9         255.5
  Note receivable-- unconsolidated subsidiary .................................          68.4          56.5
  Inventories .................................................................         540.6         499.1
  Deferred income taxes .......................................................          16.5          16.5
  Other current assets ........................................................          19.8          18.9
                                                                                     --------      --------
            Total current assets ..............................................         984.7         947.9
Property and equipment, at cost ...............................................         184.8         180.7
Accumulated depreciation ......................................................        (141.0)       (137.6)
                                                                                     --------      --------
            Net property and equipment ........................................          43.8          43.1
Goodwill ......................................................................         285.7         278.5
Other assets ..................................................................         110.5         101.9
                                                                                     --------      --------
                                                                                     $1,424.7      $1,371.4
                                                                                     ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ............................................................      $  335.0      $  304.4
  Accrued expenses ............................................................          94.4          80.8
                                                                                     --------      --------
            Total current liabilities .........................................         429.4         385.2
Long-term debt ................................................................         258.8         239.2
Other liabilities .............................................................          55.8          56.2
                                                                                     --------      --------
            Total liabilities .................................................         744.0         680.6

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized,
     36,987,672 and 36,376,411 shares issued and outstanding in 2004
     and 2003, respectively ...................................................          37.0          36.4
  Capital surplus .............................................................          38.4          21.8
  Retained earnings ...........................................................         617.3         638.2
  Accumulated other comprehensive loss:
     Foreign currency translation .............................................         (11.4)         (4.8)
     Minimum pension liability ................................................          (0.5)         (0.5)
     Unrealized loss on foreign exchange contracts ............................          (0.1)         (0.3)
                                                                                     --------      --------
       Total accumulated other comprehensive loss .............................         (12.0)         (5.6)
                                                                                     --------      --------
            Total stockholders' equity ........................................         680.7         690.8
                                                                                     --------      --------
                                                                                     $1,424.7      $1,371.4
                                                                                     ========      ========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           26 WEEKS ENDED
                                                                        -------------------
 (IN MILLIONS)                                                          JULY 2,     JULY 4,
                                                                         2004        2003
                                                                        -------     -------
OPERATING ACTIVITIES

  Net income .......................................................... $  34.9     $  17.5
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
      Extraordinary gain ..............................................    (4.1)         --
      Loss on extinguishment of debt ..................................     0.7         6.2
      Loss on sale or disposal of fixed assets and securities .........     0.1         0.2
      Depreciation ....................................................     8.1         8.9
      Amortization of restricted stock ................................     2.8         1.9
      Amortization of intangible assets and deferred financing costs ..     1.6         1.1
      Accretion of zero coupon convertible notes ......................     4.6         4.3
      Income tax savings from employee stock plans ....................     2.0         0.5
      Deferred income taxes ...........................................     0.2        (0.3)
      Changes in current assets and liabilities, net ..................   (42.9)      (15.5)
      Restructuring and other charges .................................    (1.1)       (1.7)
      Other, net ......................................................    (2.5)        4.5
                                                                        -------     -------
            Net cash provided by continuing operating activities ......     4.4        27.6

INVESTING ACTIVITIES

     Capital expenditures .............................................    (6.3)      (20.1)
     Acquisition of business ..........................................   (33.3)         --
     Proceeds from the sale of fixed assets ...........................      --         1.5
                                                                        -------     -------
            Net cash used in continuing investing activities ..........   (39.6)      (18.6)

FINANCING ACTIVITIES

     Proceeds from long-term borrowings ...............................   137.8       237.8
     Repayment of long-term borrowings ................................  (123.1)     (218.9)
     Payment of cash dividend .........................................   (55.1)         --
     Proceeds from issuance of common stock ...........................    12.4         1.6
     Deferred financing costs .........................................    (1.1)       (0.4)
     Purchases of common stock for treasury ...........................      --       (18.4)
     Retirement of notes payable ......................................      --        (2.0)
     Other, net .......................................................    (0.1)       (0.1)
                                                                        -------     -------
            Net cash used in continuing financing activities ..........   (29.2)       (0.4)
                                                                        -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS .............................................   (64.4)        8.6
 Cash used in discontinued operations .................................    (0.5)       (0.4)
 Cash and cash equivalents at beginning of period .....................   101.4        19.1
                                                                        -------     -------
 Cash and cash equivalents at end of period ........................... $  36.5     $  27.3
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

    STOCK BASED COMPENSATION: Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units is amortized over the four-year vesting period from the date of grant. During the 13 weeks and 26 weeks ended July 2, 2004, $1.1 million and $2.0 million was recognized as expense, respectively. During the 13 weeks and 26 weeks ended July 4, 2003, $0.5 million and $0.7 million was recognized as expense, respectively. Total expense for fiscal 2004 is expected to be approximately $4.3 million as compared to $1.6 million in 2003.

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

                                                        13 WEEKS ENDED         26 WEEKS ENDED
                                                      -------------------    -------------------
                                                      JULY 2,     JULY 4,    JULY 2,     JULY 4,
(IN MILLIONS, EXCEPT PER SHARE DATA)                   2004        2003       2004        2003
                                                      -------     -------    -------     -------
Net income as reported .............................. $ 16.8      $  7.3     $ 34.9      $ 17.5
Add: APB No. 25 Stock-based employee compensation
  included in net income, net .......................    0.9         0.6        1.7         1.2
Deduct: SFAS No.123 Stock-employee compensation
  expense, net ......................................   (2.2)       (2.6)      (4.5)       (5.2)
                                                      ------      ------     ------      ------
Pro forma net income ................................ $ 15.5      $  5.3     $ 32.1      $ 13.5
                                                      ======      ======     ======      ======

BASIC EARNINGS PER SHARE:
  As reported ....................................... $ 0.46      $ 0.20     $ 0.95      $ 0.48
  Pro forma ......................................... $ 0.42      $ 0.15     $ 0.88      $ 0.37

DILUTED EARNINGS PER SHARE:
  As reported ....................................... $ 0.44      $ 0.20     $ 0.92      $ 0.47
  Pro forma ......................................... $ 0.41      $ 0.15     $ 0.85      $ 0.37

                           ANIXTER INTERNATIONAL INC.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." It requires additional disclosures to those in the original SFAS No.
132. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The provisions of this statement have been disclosed in Note 11, "Pension Plans, Post-Retirement Benefits and Other Benefits."

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

    In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS No. 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. The adoption of EITF 03-06 did not impact the Company's condensed consolidated financial statements.

NOTE 2. COMPREHENSIVE INCOME

    Comprehensive income, net of tax, consisted of the following:

                                                 13 WEEKS ENDED        26 WEEKS ENDED
                                               ------------------    ------------------
(IN MILLIONS)                                  JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                2004       2003       2004       2003
                                               -------    -------    -------    -------
Net income ...................................  $16.8      $ 7.3      $34.9      $17.5
Change in cumulative translation adjustment ..   (5.6)      16.8       (6.6)      23.7
Change in fair market value of derivatives ...    0.3       (0.4)       0.2       (0.6)
                                                -----      -----      -----      -----
Comprehensive income .........................  $11.5      $23.7      $28.5      $40.6
                                                =====      =====      =====      =====

NOTE 3. EXTRAORDINARY GAIN

    In December 2003, the Company received $4.7 million from an escrow account established in connection with the 1983 bankruptcy of Itel Corporation, the predecessor of the Company. As of January 2, 2004, the Company was unable to determine the appropriate beneficiary of this receipt and was in the process of an investigation to determine its proper disposition. As of January 2, 2004, the Company had not recorded income associated with this receipt because of the uncertainty of the beneficiary. During the first quarter of 2004, the Company completed the investigation and concluded that the funds are the property of the Company. Accordingly, in the first quarter of 2004, the Company recorded a $4.1 million extraordinary after-tax gain as a result of the receipt.

                           ANIXTER INTERNATIONAL INC.

NOTE 4. INCOME PER SHARE


The following table sets forth the computation of basic and diluted income per share:

                                                         13 WEEKS ENDED        26 WEEKS ENDED
                                                       ------------------    ------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                   JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                        2004       2003       2004       2003
                                                       -------    -------    -------    -------
BASIC INCOME PER SHARE:
  Income before extraordinary gain ...............     $ 16.8     $  7.3     $ 30.8     $ 17.5
  Extraordinary gain, net ........................         --         --        4.1         --
                                                       ------     ------     ------     ------
  Net income .....................................     $ 16.8     $  7.3     $ 34.9     $ 17.5
                                                       ======     ======     ======     ======

  Weighted-average common shares outstanding .....       36.7       36.4       36.6       36.7

  Income per share before extraordinary gain .....     $ 0.46     $ 0.20     $ 0.84     $ 0.48
  Extraordinary gain per share ...................     $   --     $   --     $ 0.11     $   --
  Net income per share ...........................     $ 0.46     $ 0.20     $ 0.95     $ 0.48

DILUTED INCOME PER SHARE:
  Income before extraordinary gain ...............     $ 16.8     $  7.3     $ 30.8     $ 17.5
  Extraordinary gain, net ........................         --         --        4.1         --
                                                       ------     ------     ------     ------
  Net income .....................................     $ 16.8     $  7.3     $ 34.9     $ 17.5
                                                       ======     ======     ======     ======

  Weighted-average common shares outstanding .....       36.7       36.4       36.6       36.7
  Effect of dilutive securities:
     Stock options and units .....................        1.3        0.9        1.2        0.8
                                                       ------     ------     ------     ------
  Weighted-average common shares outstanding .....       38.0       37.3       37.8       37.5
                                                       ======     ======     ======     ======

  Income per share before extraordinary gain .....     $ 0.44     $ 0.20     $ 0.82     $ 0.47
  Extraordinary gain per share ...................     $   --     $   --     $ 0.11     $   --
  Net income per share ...........................     $ 0.44     $ 0.20     $ 0.92     $ 0.47

    In the 13 weeks ended July 2, 2004 and July 4, 2003, the Company excluded
6.6 million and 6.7 million, respectively, of common stock equivalents, primarily relating to the 3.25% and 7% zero coupon convertible notes ("Convertible Notes"), from its calculation of diluted income per share. The 3.25% convertible notes were excluded as they are subject to various conditions, which were not met at the end of the 13 weeks July 2, 2004 and July 4, 2003. The 7% convertible notes were excluded because the effect would have been antidilutive. Because the Convertible Notes were not included in the diluted shares outstanding, the related $1.4 million and $1.3 million for the 13 weeks ended July 2, 2004 and July 4, 2003, respectively, of net interest expense was not excluded from the determination of income in the calculation of diluted income per share.

    In the 26 weeks ended July 2, 2004 and July 4, 2003, the Company excluded
6.6 million and 6.7 million, respectively, of common stock equivalents, primarily relating to the 3.25% and 7% zero coupon convertible notes ("Convertible Notes"), from its calculation of diluted income per share. The 3.25% convertible notes were excluded as they are subject to various conditions, which were not met at the end of the 26 weeks ended July 2, 2004 and July 4, 2003. The 7% convertible notes were excluded because the effect would have been antidilutive. Because the Convertible Notes were not included in the diluted shares outstanding, the related $2.8 million and $2.6 million for the 26 weeks ended July 2, 2004 and July 4, 2003, respectively, of net interest expense was not excluded from the determination of income in the calculation of diluted income per share.

NOTE 5. INCOME TAXES

    Consistent with the first quarter of 2004, the year-to-date 2004 effective tax rate (excluding extraordinary gain) is 39.0% compared to 43.0% and 42.4% during the 13 weeks and 26 weeks ended July 4, 2003, respectively. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate increased net income by $1.1 million, or $0.03 per diluted share, for the 13 weeks ended July 2, 2004 compared to the corresponding period in 2003. The change in tax rate increased income before extraordinary gain and net income by $1.7 million, or $0.05 per diluted share for the 26 weeks ended July 2, 2004, compared to the corresponding period in 2003.

                           ANIXTER INTERNATIONAL INC.

NOTE 6. COMMON STOCK

    In the first half of 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($121.4 million) from the issuance of 3.25% zero coupon convertible notes. No shares were repurchased in 2004. The Company has the authorization to purchase additional shares with the volume and timing to depend on market conditions.

    As a result of the exercise of stock options and the employee stock purchase plan, 604,901 shares were issued at an average exercise price of $20.46 in the first half of 2004. In the corresponding period in 2003, 101,500 shares were issued at an average price of $15.74.

NOTE 7. SPECIAL DIVIDEND

    On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at July 2, 2004 for payments on the vesting date to holders of employee stock units and restricted stock.

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

    Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and stock. The Convertible Notes due 2033 were not convertible at July 2, 2004, as none of the above conditions were met.

NOTE 8. DEBT

    On June 18, 2004, the Company announced that its primary operating subsidiary, Anixter Inc., entered into a new five year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October of 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facilities fees on the unused portion of the facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restricts the leverage ratio and sets a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the 13 weeks ended July 2, 2004, for the write-off of deferred financing costs remaining from the refinanced facility.

                           ANIXTER INTERNATIONAL INC.

NOTE 9. ACQUISITIONS

    On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"), for $33.3 million, inclusive of legal and advisory fees. DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 240 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Assets, consisting of inventory, accounts receivable, fixed assets and prepaid expenses, have been recorded in the Company's Condensed Consolidated Balance Sheet as of July 2, 2004 at estimated fair value based on a preliminary allocation of the purchase price. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The acquisition of DDI's assets did not have a material impact on the Company's results of operations for the 13 and 26 weeks ended July 2, 2004.

    In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 300 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complemented its existing U.S. original equipment manufacturer supply business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets are recorded at an estimated fair value as follows:

- $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

-    $18.2 million of goodwill.

    The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the 13 and 26 weeks ended July 2, 2004 are $26.2 million and $49.9 million of sales, respectively, and $1.2 million and $1.7 million of operating income, respectively, related to Walters Hexagon.

    These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

                           ANIXTER INTERNATIONAL INC.

NOTE 10. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JULY 2,        JANUARY 2,
(IN MILLIONS)                                     2004             2004
                                               -----------      ----------
                                               (UNAUDITED)

ASSETS:
     Current assets .........................    $  972.0        $  875.4
     Property, net ..........................        43.3            43.1
     Goodwill and other intangibles .........       307.1           301.1
     Other assets ...........................       119.3           109.6
                                                 --------        --------
                                                 $1,441.7        $1,329.2
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities ....................    $  432.7        $  384.9
     Subordinated notes payable to parent ...       171.9           147.8
     Long-term debt .........................        45.0            30.0
     Other liabilities ......................        77.9            79.1
     Stockholders' equity ...................       714.2           687.4
                                                 --------        --------
                                                 $1,441.7        $1,329.2
                                                 ========        ========


                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  13 WEEKS ENDED         26 WEEKS ENDED
                               -------------------   ---------------------
                                JULY 2,    JULY 4,    JULY 2,      JULY 4,
   (IN MILLIONS)                 2004       2003       2004         2003
                               --------   --------   --------     --------

Net sales ...................  $  813.1   $  644.8   $1,577.3     $1,307.0
Operating income ............  $   34.8   $   22.3   $   64.9     $   45.0
Income before income taxes ..  $   28.1   $   18.4   $   51.4     $   36.0
Net income ..................  $   16.9   $   10.6   $   31.4     $   20.8

                           ANIXTER INTERNATIONAL INC.

NOTE 11. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

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

                                                              13 WEEKS ENDED
                                       --------------------------------------------------------------
                                            DOMESTIC              FOREIGN                TOTAL
                                       ------------------    ------------------    ------------------
                                       JULY 2,    JULY 4,    JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                        2004       2003       2004       2003       2004       2003
                                       -------    -------    -------    -------    -------    -------
                                                               (IN MILLIONS)
Service cost ......................     $ 1.5      $ 1.2      $ 1.1      $ 0.7      $ 2.6      $ 1.9
Interest cost .....................       1.8        1.5        1.1        0.5        2.9        2.0
Expected return on plan assets ....      (1.6)      (1.2)      (1.1)      (0.4)      (2.7)      (1.6)
Net amortization ..................       0.1        0.2        0.1         --        0.2        0.2
                                        -----      -----      -----      -----      -----      -----
Net periodic cost .................     $ 1.8      $ 1.7      $ 1.2      $ 0.8      $ 3.0      $ 2.5
                                        =====      =====      =====      =====      =====      =====

                                                              26 WEEKS ENDED
                                       --------------------------------------------------------------
                                            DOMESTIC              FOREIGN                TOTAL
                                       ------------------    ------------------    ------------------
                                       JULY 2,    JULY 4,    JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                        2004       2003       2004       2003       2004       2003
                                       -------    -------    -------    -------    -------    -------
                                                               (IN MILLIONS)
Service cost ......................     $ 3.0      $ 2.6      $ 2.2      $ 1.7      $ 5.2      $ 4.3
Interest cost .....................       3.6        3.3        1.9        1.2        5.5        4.5
Expected return on plan assets ....      (3.2)      (2.7)      (1.8)      (1.1)      (5.0)      (3.8)
Net amortization ..................       0.3        0.4        0.2        0.1        0.5        0.5
                                        -----      -----      -----      -----      -----      -----
Net periodic cost .................     $ 3.7      $ 3.6      $ 2.5      $ 1.9      $ 6.2      $ 5.5
                                        =====      =====      =====      =====      =====      =====

    The Company estimates that it will make contributions in 2004 of approximately $6.0 million to the Anixter Inc. Pension Plan and approximately $4.5 million to its Foreign Plans.

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

    Segment information for the 13 and 26 weeks ended July 2, 2004 and July 4, 2003 was as follows:

(IN MILLIONS)                       13 WEEKS ENDED             26 WEEKS ENDED
                                 ---------------------     ---------------------
                                  JULY 2,      JULY 4,      JULY 2,      JULY 4,
                                   2004         2003         2004         2003
                                 --------     --------     --------     --------
NET SALES:
    United States ............   $  551.2     $  450.3     $1,046.3     $  907.5
    Canada ...................       77.3         61.5        153.3        122.4
                                 --------     --------     --------     --------
          North America ......      628.5        511.8      1,199.6      1,029.9
    Europe ...................      132.5         89.9        272.7        187.8
    Emerging Markets .........       52.1         43.1        105.0         89.3
                                 --------     --------     --------     --------
                                 $  813.1     $  644.8     $1,577.3     $1,307.0
                                 ========     ========     ========     ========
OPERATING INCOME:
    United States ............   $   23.1     $   15.0     $   42.2     $   31.4
    Canada ...................        4.9          3.2          8.8          5.9
                                 --------     --------     --------     --------
          North America ......       28.0         18.2         51.0         37.3
    Europe ...................        4.2          2.9          8.7          5.9
    Emerging Markets .........        1.5          0.2          3.0          0.7
                                 --------     --------     --------     --------
                                 $   33.7     $   21.3     $   62.7     $   43.9
                                 ========     ========     ========     ========

                                  JULY 2,    JANUARY 2,
                                   2004         2004
                                 --------    ----------
TOTAL ASSETS:
    United States ............   $  936.8     $  906.1
    Canada ...................      126.7        120.2
                                 --------     --------
          North America ......    1,063.5      1,026.3
    Europe ...................      247.7        228.0
    Emerging Markets .........      113.5        117.1
                                 --------     --------
                                 $1,424.7     $1,371.4
                                 ========     ========

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

ACQUISITIONS OF DISTRIBUTION DYNAMICS AND WALTERS HEXAGON

    On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"), for $33.3 million, inclusive of legal and advisory fees. DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 240 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Assets, consisting of inventory, accounts receivable, fixed assets and prepaid expenses, have been recorded in the Company's Condensed Consolidated Balance Sheet as of July 2, 2004 at estimated fair value based on a preliminary allocation of the purchase price. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The acquisition of DDI's assets did not have a material impact on the Company's results of operations for the 13 and 26 weeks ended July 2, 2004.

    In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 300 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complemented its existing U.S. original equipment manufacturer supply business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets are recorded at an estimated fair value as follows:

- $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

-    $18.2 million of goodwill.

    The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the 13 and 26 weeks ended July 2, 2004 are $26.2 million and $49.9 million of sales, respectively, and $1.2 million and $1.7 million of operating income, respectively, related to Walters Hexagon.

    These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

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

Cash Flow

    Consolidated net cash provided by operating activities was $4.4 million and $27.6 million for the 26 weeks ended July 2, 2004 and July 4, 2003, respectively. The decrease in cash flow from operations in 2004 is primarily due to an increase in working capital of $42.9 million to support the 19.7% growth in sales from the last six months of 2003. In 2003, working capital increased $15.5 million as sales increased only 1.5% from the last six months of 2002.

    Consolidated net cash used in investing activities was $39.6 million for the 26 weeks ended July 2, 2004 as compared to $18.6 million for the same period in 2003. During the 26 weeks ended July 2, 2004, the Company spent $33.3 million to acquire DDI. Capital expenditures decreased $13.8 million during the 26 weeks ended July 2, 2004 as compared to the corresponding period in 2003. The decrease is primarily the result of the Company spending $17.3 million in the first half of 2003 to complete the construction of a new corporate headquarters facility. Capital expenditures are expected to be approximately $12.0 million in 2004.

    Consolidated net cash used in financing activities was $29.2 million for the 26 weeks ended July 2, 2004 compared to $0.4 million in the first half of 2003. During the 26 weeks ended July 2, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share that was paid on March 31, 2004 to shareholders of record on March 16, 2004. In the 26 weeks ended July 4, 2003, the Company paid $18.4 million for the purchase of treasury stock and $2.0 million for the purchase of its 8% senior notes. The Company did not purchase any treasury stock or debt prior to maturity during the first half of 2004. However, the Company replaced its $275.0 million revolving credit facility with a similar sized facility in the 26 weeks ended July 2, 2004 which resulted in additional deferred financing costs of $1.1 million as compared to $0.4 million of deferred financing costs recorded in the corresponding period in 2003 related to the issuance of the 3.25% convertible notes due 2033. In 2004, the Company had net proceeds from borrowings of $14.7 million compared to $18.9 million in the corresponding period in 2003. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $12.4 million for the 26 weeks ended July 2, 2004 compared to $1.6 million in the first half of 2003. In the first half of 2004, 604,901 shares were issued at an average price of $20.46. In the corresponding period in 2003, 101,500 shares were issued at an average price of $15.74.

Financing

    On June 18, 2004, the Company announced that its primary operating subsidiary, Anixter Inc., entered into a new five year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October of 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facilities fees on the unused portion of the facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restricts the leverage ratio and sets a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the 13 weeks ended July 2, 2004 for the write-off of deferred financing costs remaining from the refinanced facility.

                           ANIXTER INTERNATIONAL INC.


    Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At July 2, 2004, $234.5 million was available under the domestic bank revolving line of credit at Anixter Inc., of which $35.3 million was available to pay the Company for intercompany liabilities. Due to the leverage ratio restriction, borrowings of only $193.1 million of the $234.5 million available would be permitted as of July 2, 2004 ($170.0 million of the permitted borrowings may be used to pay dividends to the Company).

    At July 2, 2004, certain foreign subsidiaries had approximately $15.7 million available under bank revolving lines of credit and approximately $4.6 million outstanding.

    During the 26 weeks ended July 4, 2003, the Company recorded a pre-tax loss of $6.2 million for the early extinguishment of $63.5 million of its 7% zero coupon notes, $2.0 million of its 8% senior notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. Although no debt was repurchased during the 26 weeks ended July 2, 2004, the Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

    Consolidated interest expense was $6.0 million and $6.7 million for the 26 weeks ended July 2, 2004 and July 4, 2003, respectively. The decrease is due to a lower average cost of borrowings. The average outstanding long-term debt balance for the first half of 2004 and 2003 was $246.2 million and $215.4 million, respectively. The effective interest rate for the first half of 2004 and 2003 was 4.9% and 6.2%, respectively.

Off Balance Sheet Financing

    On October 6, 2000, the Company entered into an account receivable securitization program. The program is conducted through Anixter Receivables Corporation ("ARC"), which is a wholly-owned unconsolidated subsidiary of the Company. The investment is accounted for using the equity method. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC at a discount of 2.12% and consists of a series of 364-day facilities. At July 2, 2004 and January 2, 2004, the outstanding balance of accounts receivable sold to ARC totaled $276.7 million and $245.7 million, respectively. Accordingly, these accounts receivable were removed from the balance sheet.

    Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses incurred by ARC of $1.5 million and $1.1 million for the first half of 2004 and 2003, respectively. Included in the ARC net expense/income amount was interest expense incurred by ARC of $1.2 million and $1.4 million for the first half of 2004 and 2003, respectively. Generally accepted accounting principles require that the interest expense be classified as other expense as it is recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it is considered to be part of the Company's financing strategy and therefore is viewed as interest expense by the Company. The average outstanding debt incurred by ARC for the first half of 2004 and 2003 was $141.1 million and $125.8 million, respectively. The effective interest rate on the ARC debt was 1.7% and 2.3% for the first half of 2004 and 2003, respectively.

Share Repurchases

    In the 26 weeks ended July 4, 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations. Although no shares were repurchased in the 26 weeks ended July 2, 2004, the Company has the authorization to purchase additional shares, with the volume and timing to depend on market conditions.

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

    On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at July 2, 2004, for payments on the vesting date to holders of the employee stock units and restricted stock.

SECOND QUARTER 2004 RESULTS OF OPERATIONS

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

OVERVIEW

    In the second quarter of 2004, the Company saw net income increase by $9.5 million, or 130.7%, on a 26.1% increase in sales from the second quarter of the prior year. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisition of Walters Hexagon in September of 2003, exchange rate changes related to the weaker US dollar and combined unit growth and commodity driven price increases. Gross margins declined 90 basis points in the second quarter of 2004 as compared to the corresponding period in 2003, primarily due to an increase in larger capital projects and an increase in sales to telecom-related original equipment manufacturers ("OEMs"). Although gross margins decreased, operating expenses as a percent of sales declined 180 basis points from the corresponding period in 2003 due to the Company's continued tight expense controls. As a result, operating margins increased 90 basis points in the second quarter of 2004 as compared to 2003.

    Other expenses increased $3.0 million in the current year primarily due to an increase in expenses of $1.7 million associated with the Company's accounts receivable securitization program. Also contributing to the increase is a reduction in the cash surrender value of life insurance policies of $0.1 million in the second quarter of 2004 as compared to a gain of $1.4 million in the corresponding period in 2003. Foreign exchange losses were $0.1 million in the second quarter of this year as compared to $1.4 million in the corresponding period in 2003. In the second quarter of 2004, the Company incurred a loss of $0.7 million related to the write-off of deferred financing costs associated with the early termination and replacement of the Company's $275.0 million revolving credit facility. The Company refinanced this facility with a five-year, similar sized facility to support future growth of the business. In the prior year, the Company incurred a loss of $5.8 million related to the early retirement of $63.5 million of its 7% zero coupon convertible notes. The Company's effective tax rate dropped to 39.0% from 43.0% in the year ago quarter as a result of a change in the mix of income and losses by country as compared to country-level net operating loss positions.

                           ANIXTER INTERNATIONAL INC.


CONSOLIDATED RESULTS OF OPERATIONS

                                       13 WEEKS ENDED
                              ---------------------------------
                               JULY 2,      JULY 4,     PERCENT
                                2004         2003       CHANGE
                              --------     --------     -------
                                        (IN MILLIONS)

Net sales ...............     $  813.1     $  644.8      26.1%
Gross profit ............     $  191.5     $  158.0      21.3%
Operating expenses ......     $  157.8     $  136.7      15.5%
Operating income ........     $   33.7     $   21.3      58.2%

    Net Sales: The Company's net sales during the second quarter of 2004 increased 26.1% to $813.1 million from $644.8 million in the same period in 2003. The acquisition of Walters Hexagon in September 2003, along with favorable effects from changes in exchange rates, accounted for $26.2 million and $10.7 million of the increase, respectively. Excluding the acquisition of Walters Hexagon and the effects from changes in exchange rates, the Company's net sales increased 20.4% during the 13 weeks ended July 2, 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity driven price increases, an increase in project business and an expanded product offering.

    Gross Margins: Gross margins decreased to 23.6% in the second quarter of 2004 from 24.5% in the corresponding period in 2003. The decrease was a result of an increase in larger capital projects during the second quarter of 2004, as compared to the second quarter of 2003. Due to excess capacity in the industry, pricing on these projects was extremely competitive, which reduced gross margins. In addition, sales to telecom-related OEMs, which have lower gross margins, increased 43.6% in the second quarter.

    Operating Income: As a result of higher sales and the reduction in expenses as a percentage of sales, operating margins were 4.2% for the second quarter of 2004 as compared to 3.3% in the corresponding period in 2003. Operating expenses increased $21.2 million in the second quarter 2004 from the corresponding period in 2003. The Walters Hexagon acquisition increased operating expenses by $6.2 million, while changes in exchange rates increased operating expenses by $2.1 million. Excluding Walters Hexagon and the exchange rate impact, operating expenses increased $12.9 million, or 9.5%, primarily due to variable costs associated with higher sales volumes and increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

    Interest Expense: Consolidated interest expense decreased to $3.0 million in the second quarter of 2004 from $3.3 million in 2003. Interest expense decreased due to a reduction in the average cost of borrowings. The average long-term debt balance was $251.2 million and $217.9 million for the second quarter of 2004 and 2003, respectively. The average interest rate for the second quarter of 2004 and 2003, was 4.9% and 6.1%, respectively.

    Other, net (expense) income:

                                                          13 WEEKS ENDED
                                                       --------------------
                                                       JULY 2,      JULY 4,
                                                        2004         2003
                                                       -------      -------
                                                           (IN MILLIONS)
Foreign exchange ..................................    $  (0.1)     $  (1.4)
(Loss) gain on the cash surrender value of
  life insurance policies .........................       (0.1)         1.4
Accounts receivable securitization ................       (1.7)          --
Other .............................................       (0.5)         0.6
                                                       -------      -------
                                                       $  (2.4)     $   0.6
                                                       =======      =======

    The accounts receivable securitization program had net expenses of $1.7 million for the 13 weeks ended July 2, 2004. In the corresponding period in 2003, expenses related to the accounts receivable securitization program were minimal. The increase in net expenses was primarily a result of increased sales of accounts receivable to ARC, which are sold at a 2.12% discount.

                           ANIXTER INTERNATIONAL INC.


    Income Taxes: The consolidated tax provision increased to $10.8 million in second quarter of 2004 from $5.5 million in the second quarter of 2003, primarily due to an increase in income before taxes. The 2004 effective tax rate is 39.0% compared to 43.0% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country-level net operating loss positions. The change in tax rate increased net income by $1.1 million, or $0.03 per diluted share.

NORTH AMERICA RESULTS OF OPERATIONS

                                      13 WEEKS ENDED
                              -------------------------------
                              JULY 2,    JULY 4,      PERCENT
                               2004       2003        CHANGE
                              -------    -------      -------
                                      (IN MILLIONS)

Net sales ...............     $ 628.5    $ 511.8       22.8%
Gross profit ............     $ 145.3    $ 123.9       17.4%
Operating expenses ......     $ 117.3    $ 105.7       11.1%
Operating income ........     $  28.0    $  18.2       54.1%

    Net Sales: When compared to the corresponding period in 2003, North America net sales for the 13 weeks ended July 2, 2004 increased 22.8% to $628.5 million. The combined Industrial Wire and Cable and North America Enterprise Cabling sales increased $84.2 million in the second quarter of 2004 as compared to the second quarter of 2003, due to improved economic conditions, price increases driven by higher copper and data cabling prices and an expanded product offering. In the OEM supply market, the Pentacon operations reported a 23.5% increase in sales on a combination of improved customer demand and new contract additions. Sales to North America telecom original equipment manufacturers increased 43.6% in the second quarter of 2004 as compared to the corresponding period in 2003.

    Gross Margins: Gross margins decreased to 23.1% in the second quarter of 2004 from 24.2% for the same period in 2003. The decrease is primarily due to a higher percentage of capital projects, which had lower gross margins due to excess capacity in the industry. In addition, gross margins declined as a result of the higher sales to telecom-related OEMs, which have lower gross margins.

    Operating Income: Operating expenses increased $11.6 million in the second quarter of 2004 from the corresponding period in 2003. The increase is primarily due to variable costs associated with the increase in sales volume and higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher daily sales and continued tight expense controls, North America operating margins increased to 4.4% in the second quarter of 2004 from 3.5% in the same period in 2003.

EUROPE RESULTS OF OPERATIONS

                                      13 WEEKS ENDED
                              -------------------------------
                              JULY 2,    JULY 4,      PERCENT
                               2004       2003        CHANGE
                              -------    -------      -------
                                      (IN MILLIONS)

Net sales ...............     $ 132.5    $  89.9        47.4%
Gross profit ............     $  34.9    $  24.8        40.4%
Operating expenses ......     $  30.7    $  21.9        40.0%
Operating income ........     $   4.2    $   2.9        43.6%

    Net Sales: Europe net sales increased 47.4% in the second quarter of 2004 to $132.5 million from $89.9 million in the second quarter of 2003, including a $7.9 million favorable effect from changes in exchange rates and an increase of $26.2 million as a result of the acquisition of Walters Hexagon. The increase in local currency sales of 9.5% reflects the increase in economic activity in Europe.

    Gross Margins: Europe's gross margins decreased to 26.4% in the second quarter of 2004 from 27.7% in the same period in 2003. The decrease is primarily due to a large project at reduced margins. Walters Hexagon added 50 basis points to Europe's gross margins in the second quarter of 2004.

                           ANIXTER INTERNATIONAL INC.


    Operating Income: Compared to the second quarter of 2003, Europe operating expenses increased 40.0%, or $8.8 million, to $30.7 million in the second quarter of 2004. Included in the increase are $6.2 million of expenses related to Walters Hexagon and $1.6 million for changes in exchange rates. Excluding Waters Hexagon and the exchange rate impact, operating expenses were $22.9 million, or 4.3% higher than 2003. Tight expense controls resulted in the operating margins remaining flat at 3.3%. Exchange rate changes had a $0.4 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                      13 WEEKS ENDED
                              -------------------------------
                              JULY 2,    JULY 4,      PERCENT
                               2004       2003        CHANGE
                              -------    -------      -------
                                      (IN MILLIONS)

Net sales ...............     $  52.1    $  43.1        20.7%
Gross profit ............     $  11.3    $   9.3        22.1%
Operating expenses ......     $   9.8    $   9.1         8.3%
Operating income ........     $   1.5    $   0.2       670.3%

    Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 20.7%, to $52.1 million in the second quarter of 2004, from $43.1 million in the second quarter of 2003, including a $0.3 million unfavorable impact from changes in exchange rates. The increase reflects an overall improvement in the economic environment and stronger market penetration.

    Gross Margins: During the second quarter of 2004, Emerging Markets' gross margins increased to 21.8% from 21.5% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela and higher margins throughout Asia.

    Operating Income: Emerging Markets operating income increased $1.3 million from $0.2 million in the second quarter of 2003 to $1.5 million in the second quarter of 2004. Operating expenses increased only 8.3% as compared to the corresponding period in 2003. As a result of the higher sales levels, improved gross margins and tight expense controls, operating margins increased to 2.9% in the second quarter of 2004 from 0.5% in 2003. Exchange rate changes had a minimal impact on operating income.

YEAR-TO-DATE 2004 RESULTS OF OPERATIONS

OVERVIEW

    In the 26 weeks ended July 2, 2004, the Company saw net income, inclusive of an extraordinary gain of $4.1 million, increased approximately 100% to $34.9 million on a 20.7% increase in sales from the corresponding period of the prior year. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisition of Walters Hexagon in September of 2003, exchange rate changes related to the weaker US dollar and combined unit growth and commodity driven price increases. Gross margins declined 70 basis points in the first half of 2004 as compared to the corresponding period in 2003, primarily due to an increase in larger capital projects and an increase in sales to telecom-related OEMs. Although gross margins decreased, operating expenses as a percent of sales declined 130 basis points from the corresponding period in 2003 due to the Company's continued tight expense controls. As a result, operating margins increased 60 basis points in the first half of 2004 as compared to 2003.

                           ANIXTER INTERNATIONAL INC.


    Other expenses increased in the current year due to larger foreign exchange losses, which in large part were the result of the February 2004 devaluation of the Venezuelan Bolivar. Foreign exchange losses totaled $3.2 million the first half of this year compared to $1.4 million of foreign exchange losses in the corresponding period in 2003. In the first half of 2003, a $1.3 million gain was recorded relating to the cash surrender value of life insurance policies which did not occur in 2004. The 26 weeks ended July 2, 2004 includes a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with early termination and replacement of the Company's $275.0 million revolving credit facility. In the prior year, the Company incurred a pre-tax loss of $6.2 million related to the early retirement of debt and the write-off of debt issuance costs associated with the cancellation of $115.0 million of the available revolving credit facility. The Company's effective tax rate (excluding extraordinary gain) dropped to 39.0% in 2004 from 42.4% in 2003 as a result of a change in the mix of income and losses by country as compared to country-level net operating loss positions. The extraordinary gain was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.

CONSOLIDATED RESULTS OF OPERATIONS

                                        26 WEEKS ENDED
                              ------------------------------------
                               JULY 2,      JULY 4,        PERCENT
                                2004         2003          CHANGE
                              --------     --------        -------
                                         (IN MILLIONS)

Net sales ...............     $1,577.3     $1,307.0         20.7%
Gross profit ............     $  374.2     $  318.8         17.4%
Operating expenses ......     $  311.5     $  274.9         13.3%
Operating income ........     $   62.7     $   43.9         42.8%

    Net Sales: The Company's net sales during the first half of 2004 increased 20.7% to $1,577.3 million from $1,307.0 million in the same period in 2003. The acquisition of Walters Hexagon in September 2003, along with favorable effects from changes in exchange rates, accounted for $49.9 million and $36.2 million of the increase, respectively. Excluding the acquisition of Walters Hexagon and the effects from changes in exchange rates, the Company's net sales increased 14.1% during the 26 weeks ended July 2, 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity driven price increases, an increase in larger capital projects and an expanded product offering.

    Gross Margins: Gross margins decreased to 23.7% in the first half of 2004 from 24.4% in the corresponding period in 2003. The decrease was a result of an increase in larger capital projects during the first half of 2004, as compared to the first half of 2003. Due to excess capacity in the industry, pricing on these projects was extremely competitive, which reduced gross margins. In addition, sales to telecom-related OEMs, which have lower gross margins, increased 27.5% in the first half of 2004 as compared to the corresponding period in 2003.

    Operating Income: As a result of higher sales, operating margins were 4.0% for the first half of 2004 as compared to 3.4% in the corresponding period in 2003. Operating expenses increased $36.6 million in the first half of 2004 from the corresponding period in 2003. The Walters Hexagon acquisition increased operating expenses by $12.3 million, while changes in exchange rates increased operating expenses by $6.8 million. Excluding the above, operating expenses increased $17.5 million, or 6.4%, primarily due to variable costs associated with higher sales volumes and increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

    Interest Expense: Consolidated interest expense decreased to $6.0 million in the 26 weeks ended July 2, 2004 from $6.7 million in 2003. Interest expense decreased due to a reduction in the average cost of borrowings. The average long-term debt balance was $246.2 million and $215.4 million for the first half of 2004 and 2003, respectively. The average interest rate for the first half of 2004 and 2003, was 4.9% and 6.2%, respectively.

                           ANIXTER INTERNATIONAL INC.


    Other, net (expense) income:

                                                                       26 WEEKS ENDED
                                                                    --------------------
                                                                    JULY 2,      JULY 4,
                                                                     2004         2003
                                                                    -------      -------
                                                                        (IN MILLIONS)
Foreign exchange ..............................................     $  (3.2)     $  (1.4)
Accounts receivable securitization ............................        (1.5)        (1.1)
Gain on the cash surrender value of life insurance policies ...          --          1.3
Other .........................................................        (0.8)         0.5
                                                                    -------      -------
                                                                    $  (5.5)     $  (0.7)
                                                                    =======      =======

    Foreign exchange had a net loss of $3.2 million in the 26 weeks ended July 2, 2004 as compared to foreign exchange losses of $1.4 million in the corresponding period of 2003. A significant portion of the net loss in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar.

    The accounts receivable securitization program had expenses of $1.5 million for the 26 weeks ended July 2, 2004, compared to $1.1 million of net expenses in 2003. The increase in net expenses was primarily a result of increased sales of net accounts receivable to ARC, which are sold at a 2.12% discount.

    Income Taxes: The consolidated tax provision increased to $19.7 million in the 26 weeks ended July 2, 2004 from $12.8 million in the corresponding period in 2003, due to an increase in income before taxes and extraordinary gain. The 2004 effective tax rate (excluding extraordinary gain) is 39.0% compared to 42.4% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country-level net operating loss positions. The change in tax rate increased income before extraordinary gain and net income by $1.7 million or $0.05 per diluted share in the first half of 2004.

NORTH AMERICA RESULTS OF OPERATIONS

                                        26 WEEKS ENDED
                              ------------------------------------
                               JULY 2,      JULY 4,        PERCENT
                                2004         2003          CHANGE
                              --------     --------        -------
                                        (IN MILLIONS)

Net sales ...............     $1,199.6     $1,029.9         16.5%
Gross profit ............     $  279.6     $  249.5         12.1%
Operating expenses ......     $  228.6     $  212.2          7.7%
Operating income ........     $   51.0     $   37.3         36.8%

    Net Sales: When compared to the corresponding period in 2003, North America net sales for the 26 weeks ended July 2, 2004 increased 16.5% to $1,199.6 million. The combined Industrial Wire and Cable and North America Enterprise Cabling sales increased $126.6 million in the first half of 2004 as compared to the first half of 2003, due to improved economic conditions, price increases driven by higher copper and data cabling prices and an expanded product offering. In the OEM supply market, the Pentacon operations reported a 15.8% increase in sales on a combination of improved customer demand and new contract additions. Sales to telecom-related OEMs increased 27.5% in the 26 weeks ended July 2, 2004 as compared to the corresponding period in 2003.

    Gross Margins: Gross margins decreased to 23.3% in the first half of 2004 from 24.2% for the same period in 2003. The decrease is primarily due to a higher percentage of capital projects, which had lower gross margins due to excess capacity in the industry. In addition, gross margins declined as a result of the higher sales to telecom-related OEMs, which have lower gross margins.

    Operating Income: Operating expenses increased $16.4 million in the first half of 2004 from the corresponding period in 2003. The increase is primarily due to variable costs associated with the increase in sales volume and higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher daily sales and continued tight expense controls, North America operating margins increased to 4.2% in the first half of 2004 from 3.6% in the same period in 2003.

                           ANIXTER INTERNATIONAL INC.


EUROPE RESULTS OF OPERATIONS

                                      26 WEEKS ENDED
                              ---------------------------------
                              JULY 2,     JULY 4,       PERCENT
                               2004        2003         CHANGE
                              -------     -------       -------
                                       (IN MILLIONS)

Net sales ...............     $ 272.7     $ 187.8        45.2%
Gross profit ............     $  71.5     $  50.6        41.3%
Operating expenses ......     $  62.8     $  44.7        40.5%
Operating income ........     $   8.7     $   5.9        47.2%

    Net Sales: Europe net sales increased 45.2% in the first half of 2004 to $272.7 million from $187.8 million in the first half of 2003, including a $22.5 million favorable effect from changes in exchange rates and an increase of $49.9 million as a result of the acquisition of Walters Hexagon. The increase in local currency sales of 6.6% reflects an increase in economic activity in Europe.

    Gross Margins: Europe's gross margins decreased to 26.2% in the first half of 2004 from 27.0% in the same period in 2003. The decrease is primarily due to a large project at reduced margins. Walters Hexagon added 40 basis points to Europe's gross margins in the first half of 2004.

    Operating Income: Compared to the first half of 2003, Europe operating expenses increased 40.5%, or $18.1 million, to $62.8 million in the first half of 2004. Included in the increase are $12.3 million of expenses related to Walters Hexagon and $4.6 million for changes in exchange rates. Excluding Waters Hexagon and the exchange rate impact, operating expenses were $45.9 million, or 2.7% higher than 2003. Tight expense controls resulted in the operating margin remaining flat at 3.2% in 2004 as compared to 2003. Exchange rate changes had a $1.0 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                      26 WEEKS ENDED
                              ---------------------------------
                              JULY 2,     JULY 4,       PERCENT
                               2004        2003         CHANGE
                              -------     -------       -------
                                       (IN MILLIONS)

Net sales ...............     $ 105.0     $  89.3        17.6%
Gross profit ............     $  23.1     $  18.7        23.6%
Operating expenses ......     $  20.1     $  18.0        11.8%
Operating income ........     $   3.0     $   0.7       312.3%

    Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 17.6%, to $105.0 million in the first half of 2004, from $89.3 million in the first half of 2003, including a $1.3 million favorable impact from changes in exchange rates. The increase reflects an overall improvement in the economic environment and stronger market penetration.

    Gross Margins: During the first half of 2004, Emerging Markets' gross margins increased to 22.0% from 20.9% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela and higher gross margins throughout Asia.

    Operating Income: Emerging Markets operating income increased $2.3 million from $0.7 million in the first half of 2003 to $3.0 million in the first half of 2004. Operating expenses increased only 11.8% as compared to the corresponding period in 2003. As a result of the higher sales levels, improved gross margins and tight expense controls, operating margins increased to 2.9% in the first half of 2004 from 0.8% in 2003. Exchange rate changes had a minimal impact on operating income.

                           ANIXTER INTERNATIONAL INC.


ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains a system of disclosure controls and procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 2, 2004, pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting that occurred during the 26 weeks ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ANIXTER INTERNATIONAL INC.


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held May 20, 2004, the Directors of the Company were elected as follows:

                                                  VOTES
                                        -------------------------
                                           FOR           WITHHELD
                                        ----------      ---------
  Lord James Blyth                      33,708,493        717,164
  Robert L. Crandall                    33,127,530      1,298,127
  Robert W. Grubbs, Jr.                 33,952,723        472,934
  F. Philip Handy                       33,976,755        448,902
  Melvyn N. Klein                       33,952,474        473,183
  Stuart M. Sloan                       33,690,747        734,910
  Thomas C.Theobald                     33,458,490        967,167
  Mary A. Wilderotter                   33,694,867        730,790
  Matthew Zell                          33,463,100        962,477
  Samuel Zell                           32,965,966      1,459,691

         At this Annual Meeting, the Company's Management Incentive Plan was approved by a vote of 32,642,287 shares "for" and 1,713,030 shares "against" with 70,340 shares abstaining. The 2001 Stock Incentive Plan amendment was approved by a vote of 28,471,010 shares "for" and 4,198,867 shares "against" with 65,065 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             (31) Instruments defining the rights of security holders, including indentures.
                  4.1 Five year, $275.0 million, Revolving Credit Agreement, dated June 18, 2004, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein.

             (32) Rule 13a - 14(a) / 15d - 14(a) Certifications.
                  31.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
                  31.2 Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to
                           Section 302, of the Sarbanes-Oxley Act of 2002.

             (33) Section 1350 Certifications.
                  32.1 Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2 Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)  Reports on Form 8-K

             On April 28, 2004, the Company filed a Current Report on Form 8-K under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operation and Financial Condition" reporting its results for the fiscal quarter ended April 2, 2004.

                           ANIXTER INTERNATIONAL INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANIXTER INTERNATIONAL INC.
August 11, 2004
                                        By:  /s/ Robert W. Grubbs
                                           -------------------------------------
                                                 Robert W. Grubbs
                                           President and Chief Executive Officer

August 11, 2004
                                        By:  /s/ Dennis J. Letham
                                           -------------------------------------
                                                 Dennis J. Letham
                                           Senior Vice President - Finance
                                             and Chief Financial Officer