Form 10-Q
period 2004-10-01
ANIXTER INTERNATIONAL INC
filed 2004-11-05
CIK 52795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2004

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

     At November 1, 2004, 37,265,680 shares of the registrant's Common Stock, $1.00 par value, were outstanding.


================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                         PART I. FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
Item 1.     Financial Statements........................................................................  1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......  14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................  *

Item 4.     Controls and Procedures.....................................................................  25

                                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ..........................................................................  *

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............  *

Item 3.     Defaults Upon Senior Securities.............................................................  *

Item 4.     Submission of Matters to a Vote of Security Holders.........................................  *

Item 5.     Other Information...........................................................................  *

Item 6.     Exhibits and Reports on Form 8-K............................................................  26

*No reportable information under this item.


This report may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which can be identified by the use of forward-looking terminology such as "believe", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, technology changes, changes in supplier or customer relationships, exchange rate fluctuations, new or changed competitors and risks associated with integration of recently acquired companies.

                          PART 1. FINANCIAL INFORMATION

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                13 WEEKS ENDED                  39 WEEKS ENDED
                                                         --------------------------      ----------------------------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                      OCTOBER 1,      OCTOBER 3,      OCTOBER 1,        OCTOBER 3,
                                                            2004            2003            2004              2003
                                                         ----------      ----------      ----------        ----------
NET SALES ............................................   $   849.6       $   653.4       $ 2,426.9         $ 1,960.4
Cost of operations:
   Cost of goods sold ................................       647.7           495.1         1,850.8           1,483.3
   Operating expenses ................................       165.4           134.6           475.6             408.8
   Impairment charge .................................         1.8              --             1.8                --
   Amortization of intangibles .......................         0.8             0.4             2.1               1.1
                                                         ---------       ---------       ---------         ---------
        Total costs and expenses .....................       815.7           630.1         2,330.3           1,893.2
                                                         ---------       ---------       ---------         ---------
OPERATING INCOME .....................................        33.9            23.3            96.6              67.2
Other expense:
   Interest expense ..................................        (3.3)           (3.2)           (9.3)             (9.9)
   Extinguishment of debt ............................          --              --            (0.7)             (6.2)
   Other, net ........................................        (2.5)             --            (8.0)             (0.7)
                                                         ---------       ---------       ---------         ---------
Income before income taxes and extraordinary gain ....        28.1            20.1            78.6              50.4
Income tax expense ...................................        10.9             8.8            30.6              21.6
                                                         ---------       ---------       ---------         ---------
Income before extraordinary gain .....................        17.2            11.3            48.0              28.8
Extraordinary gain, net of tax of $0.6 ...............          --              --             4.1                --
                                                         ---------       ---------       ---------         ---------
NET INCOME ...........................................   $    17.2       $    11.3       $    52.1         $    28.8
                                                         =========       =========       =========         =========
BASIC INCOME PER SHARE:
   Income before extraordinary gain ..................   $    0.46       $    0.31       $    1.30         $    0.79
   Extraordinary gain ................................   $      --       $      --       $    0.11         $      --
   Net income ........................................   $    0.46       $    0.31       $    1.42         $    0.79

DILUTED INCOME PER SHARE:
   Income before extraordinary gain ..................   $    0.41       $    0.31       $    1.23         $    0.77
   Extraordinary gain ................................   $      --       $      --       $    0.10         $      --
   Net income ........................................   $    0.41       $    0.31       $    1.33         $    0.77

DIVIDEND PER COMMON SHARE ............................   $      --       $      --       $    1.50         $      --


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       OCTOBER 1,       JANUARY 2,
                                                                                          2004             2004
                                                                                       -----------      ----------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................................        $   36.9         $  101.4
  Accounts receivable (less allowances of $20.9 and $17.3
     in 2004 and 2003, respectively) ...........................................           620.1            255.5
  Note receivable-- unconsolidated subsidiary ..................................              --             56.5
  Inventories ..................................................................           590.3            499.1
  Deferred income taxes ........................................................            16.5             16.5
  Other current assets .........................................................            20.7             18.9
                                                                                        --------         --------
            Total current assets ...............................................         1,284.5            947.9
Property and equipment, at cost ................................................           187.1            180.7
Accumulated depreciation .......................................................          (144.0)          (137.6)
                                                                                        --------         --------
            Net property and equipment .........................................            43.1             43.1
Goodwill .......................................................................           286.7            278.5
Other assets ...................................................................            67.4            101.9
                                                                                        --------         --------
                                                                                        $1,681.7         $1,371.4
                                                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .............................................................        $  365.2         $  304.4
  Accrued expenses .............................................................           112.4             80.8
                                                                                        --------         --------
            Total current liabilities ..........................................           477.6            385.2
Long-term debt .................................................................           435.9            239.2
Other liabilities ..............................................................            57.0             56.2
                                                                                        --------         --------
            Total liabilities ..................................................           970.5            680.6

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized,
     37,164,914 and 36,376,411 shares issued and outstanding in 2004
     and 2003, respectively ....................................................            37.2             36.4
  Capital surplus ..............................................................            43.9             21.8
  Retained earnings ............................................................           634.5            638.2
  Accumulated other comprehensive loss:
     Foreign currency translation ..............................................            (3.7)            (4.8)
     Minimum pension liability .................................................            (0.5)            (0.5)
     Unrealized loss on derivatives ............................................            (0.2)            (0.3)
                                                                                        --------         --------
       Total accumulated other comprehensive loss ..............................            (4.4)            (5.6)
                                                                                        --------         --------
            Total stockholders' equity .........................................           711.2            690.8
                                                                                        --------         --------
                                                                                        $1,681.7         $1,371.4
                                                                                        ========         ========


   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                39 WEEKS ENDED
                                                                          -------------------------
(IN MILLIONS)                                                             OCTOBER 1,     OCTOBER 3,
                                                                             2004           2003
                                                                          ----------     ----------
OPERATING ACTIVITIES

  Net income ............................................................   $ 52.1         $ 28.8
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
      Extraordinary gain ................................................     (4.1)            --
      Impairment of intangible asset ....................................      1.8             --
      Loss on extinguishment of debt ....................................      0.7            6.2
      Loss on sale or disposal of fixed assets and securities ...........      0.4            0.3
      Depreciation ......................................................     12.2           13.5
      Accretion of zero coupon convertible notes ........................      6.9            6.6
      Amortization of restricted stock ..................................      4.3            2.9
      Amortization of intangible assets and deferred financing costs ....      2.5            1.6
      Income tax savings from employee stock plans ......................      2.8            0.5
      Deferred income taxes .............................................      0.1           (0.3)
      Changes in current assets and liabilities, net ....................    (63.9)          23.2
      Restructuring and other charges ...................................     (1.4)          (2.3)
      Other, net ........................................................     (0.7)           2.4
                                                                            ------         ------
            Net cash provided by continuing operating activities ........     13.7           83.4

INVESTING ACTIVITIES

     Capital expenditures ...............................................    (11.6)         (23.5)
     Acquisition of business ............................................    (33.3)         (42.0)
     Proceeds from the sale of fixed assets .............................       --            1.6
     Proceeds from sale of investment ...................................       --            2.5
                                                                            ------         ------
            Net cash used in continuing investing activities ............    (44.9)         (61.4)

FINANCING ACTIVITIES

     Proceeds from long-term borrowings .................................    301.5          285.9
     Repayment of long-term borrowings ..................................   (294.2)        (319.3)
     Payment of cash dividend ...........................................    (55.1)            --
     Proceeds from issuance of common stock .............................     16.3            4.8
     Deferred financing costs ...........................................     (1.2)          (4.3)
     Proceeds from issuance of notes payable ............................       --          143.8
     Purchases of common stock for treasury .............................       --          (35.6)
     Retirement of notes payable ........................................       --          (75.9)
     Other, net .........................................................     (0.2)          (0.6)
                                                                            ------         ------
            Net cash used in continuing financing activities ............    (32.9)          (1.2)
                                                                            ------         ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS ...............................................    (64.1)          20.8
 Cash used in discontinued operations ...................................     (0.4)          (1.0)
 Cash and cash equivalents at beginning of period .......................    101.4           19.1
                                                                            ------         ------
 Cash and cash equivalents at end of period .............................   $ 36.9         $ 38.9
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

    RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. During the 13 and 39 weeks ended October 1, 2004, $3.7 million and $9.3 million was recognized for the provision for doubtful accounts, respectively. During the 13 and 39 weeks ended October 3, 2003, $1.4 million and $4.7 million was recognized for the provision for doubtful accounts, respectively.

    ACCOUNTS RECEIVABLE PROGRAM: On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were amended and restated on September 30, 2004 for an additional 364 days. The program is conducted through Anixter Receivables Corporation ("ARC"), a wholly owned, bankruptcy remote, special purpose subsidiary. The 2004 amendment provides ARC with a call right with respect to receivables sold. As a result of this call right, ARC no longer holds a passive interest in the receivables and, thus, is no longer considered a qualified special purpose entity. Accordingly, ARC, which was previously unconsolidated, is now consolidated in the financial statements of the Company. Approximately $183.3 million of long-term funding and $298.8 million of accounts receivable sold to ARC, are reflected in the Company's consolidated balance sheet at October 1, 2004. Additionally, Anixter's investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation. The receivables will continue to be sold by Anixter to ARC. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.

    STOCK BASED COMPENSATION: Beginning in 2003, the Company granted restricted employee stock units in lieu of employee stock options. The fair value of the restricted stock units is amortized over the four-year vesting period from the date of grant. During the 13 weeks and 39 weeks ended October 1, 2004, $1.2 million and $3.2 million was recognized as expense, respectively. During the 13 weeks and 39 weeks ended October 3, 2003, $0.5 million and $1.2 million was recognized as expense, respectively. Total expense for fiscal 2004 is expected to be approximately $4.3 million as compared to $1.6 million in 2003.

    Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation expense has been recognized in the condensed consolidated statements of operations for the stock option plans.

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

                           ANIXTER INTERNATIONAL INC.

                                                                           13 WEEKS ENDED               39 WEEKS ENDED
                                                                      ------------------------     -------------------------
                                                                      OCTOBER 1,    OCTOBER 3,     OCTOBER 1,     OCTOBER 3,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                     2004          2003           2004           2003
                                                                      ---------     ----------     ----------     ----------
BASIC EARNINGS PER SHARE

Net income as reported .............................................   $ 17.2         $ 11.3         $ 52.1         $ 28.8
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net ......................................      0.8            0.6            2.5            1.8
Deduct: SFAS No. 123 Stock-based employee compensation
  expense, net .....................................................     (2.2)          (2.4)          (6.7)          (7.6)
                                                                       ------         ------         ------         ------
Pro forma net income ...............................................   $ 15.8         $  9.5         $ 47.9         $ 23.0
                                                                       ======         ======         ======         ======

BASIC EARNINGS PER SHARE:
  As reported ......................................................   $ 0.46         $ 0.31         $ 1.42         $ 0.79
  Pro forma ........................................................   $ 0.43         $ 0.26         $ 1.30         $ 0.63

DILUTED EARNINGS PER SHARE

Net income as reported .............................................   $ 17.2         $ 11.3         $ 52.1         $ 28.8
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net ......................................      0.8            0.6            2.5            1.8
Add: Interest impact of assumed conversion of convertible notes ....      0.7             --            0.7             --
Deduct: SFAS No. 123 Stock-based employee compensation
  expense, net .....................................................     (2.2)          (2.4)          (6.7)          (7.6)
                                                                       ------         ------         ------         ------
Pro forma net income ...............................................   $ 16.5         $  9.5         $ 48.6         $ 23.0
                                                                       ======         ======         ======         ======

DILUTED EARNINGS PER SHARE:
  As reported ......................................................   $ 0.41         $ 0.31         $ 1.33         $ 0.77
  Pro forma ........................................................   $ 0.38         $ 0.26         $ 1.23         $ 0.63

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

    In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin ("ARB") 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities ("SPEs") in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The adoption of FIN 46-R did not have any effect on the Company's financial position, cash flows or results of operations.

                           ANIXTER INTERNATIONAL INC.

    In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS No. 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. The adoption of EITF 03-6 did not impact the Company's condensed consolidated financial statements.

    At its September 29-30, 2004, meeting, the FASB reached a conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", that contingently convertible debt instruments will be subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004. The Company will apply the EITF guidance by retroactively restating earnings per share for all periods presented in its Form 10-K for the year ended December 31, 2004, which could result in a higher number of diluted shares and, in turn, result in a lower diluted earnings per share calculation. The Company is actively evaluating alternatives to modify or restructure its convertible debt instruments, which would minimize the impact of adoption of this standard. The adoption of EITF 04-8 will have a significant impact on diluted earnings per share to the extent it cannot modify or restructure its convertible debt instruments.

NOTE 2. COMPREHENSIVE INCOME

    Comprehensive income, net of tax, consisted of the following:

                                                                 13 WEEKS ENDED            39 WEEKS ENDED
                                                           ------------------------   -----------------------
(IN MILLIONS)                                              OCTOBER 1,    OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                              2004          2003         2004         2003
                                                           ----------    ----------   ----------   ----------
Net income ..........................................        $17.2         $11.3        $52.1        $28.8
Change in cumulative translation adjustment .........          7.7           1.5          1.1         25.2
Change in fair market value of derivatives ..........         (0.1)          0.3          0.1         (0.3)
                                                             -----         -----        -----        -----
Comprehensive income ................................        $24.8         $13.1        $53.3        $53.7
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

NOTE 4. INCOME TAXES

    The 13 weeks and 39 weeks ended October 1, 2004 effective tax rate (excluding extraordinary gain) was 39.0% compared to 43.8% and 43.0% during the 13 weeks and 39 weeks ended October 3, 2003, respectively. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate increased net income by $1.4 million, or $0.03 per diluted share, for the 13 weeks ended October 1, 2004 compared to the corresponding period in 2003. The change in tax rate increased income before extraordinary gain and net income by $3.1 million, or $0.08 per diluted share for the 39 weeks ended October 1, 2004 compared to the corresponding period in 2003.

                           ANIXTER INTERNATIONAL INC.

NOTE 5. COMMON STOCK

    In the first half of 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($121.4 million) from the issuance of 3.25% zero coupon convertible notes ("Convertible Notes due 2033"). No shares were repurchased in 2004. The Company has the authorization to purchase additional shares with the volume and timing to depend on market conditions.

    As a result of the exercise of stock options and the employee stock purchase plan, 781,466 shares were issued at an average exercise price of $20.27 for the 39 weeks ended October 1, 2004. In the corresponding period in 2003, 290,753 shares were issued at an average price of $16.55.

NOTE 6. DEBT

    On June 18, 2004, the Company announced that its primary operating subsidiary, Anixter Inc., entered into a new five year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October of 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restricts the leverage ratio and sets a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the second quarter ending July 2, 2004 for the write-off of deferred financing costs remaining from the refinanced facility.

    On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were amended and restated on September 30, 2004 for an additional 364 days. The program is conducted through Anixter Receivables Corporation ("ARC"), a wholly-owned, bankruptcy-remote, special purpose subsidiary. Under the program, the Company sells to ARC, at a discount of 2.12% on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States. ARC in turn sells an interest in these receivables to financial institutions for proceeds up to $225.0 million. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost.

    The 2004 amendment provides ARC with a call right with respect to interests in the receivables it has sold. As a result of this call right, ARC no longer holds a passive interest the receivables and, thus, is no longer considered a qualified special purpose entity. Accordingly, ARC, which was previously unconsolidated, is now consolidated in the financial statements of the Company. Approximately $183.3 million of long-term funding and $298.8 million of accounts receivable sold to ARC, are reflected in the Company's consolidated balance sheet at October 1, 2004. Additionally, Anixter's investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation. The receivables will continue to be sold by Anixter to ARC. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.

    Beginning in the fourth quarter of 2004, costs associated with the program (primarily funding costs), which were recorded in "other expense," will be recorded as "interest expense." At the inception of this program, the Company recorded a charge of $8.8 million for the initial discounting of receivables sold to ARC. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs have been recouped. With the consolidation of ARC, the remaining $6.4 million of discount costs are expected to be recovered during the fourth quarter of 2004.

                           ANIXTER INTERNATIONAL INC.

NOTE 7. INCOME PER SHARE


The following table sets forth the computation of basic and diluted income per share:

                                                         13 WEEKS ENDED              39 WEEKS ENDED
                                                    ------------------------    ------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                OCTOBER 1,    OCTOBER 3,    OCTOBER 1,    OCTOBER 3,
                                                       2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
BASIC INCOME PER SHARE:
  Income before extraordinary gain ...............    $ 17.2        $ 11.3        $ 48.0        $ 28.8
  Extraordinary gain, net ........................        --            --           4.1            --
                                                      ------        ------        ------        ------
  Net income .....................................    $ 17.2        $ 11.3        $ 52.1        $ 28.8
                                                      ======        ======        ======        ======

  Weighted-average common shares outstanding .....      37.1          35.9          36.7          36.4

  Income per share before extraordinary gain .....    $ 0.46        $ 0.31        $ 1.30        $ 0.79
  Extraordinary gain per share ...................    $   --        $   --        $ 0.11        $   --
  Net income per share ...........................    $ 0.46        $ 0.31        $ 1.42        $ 0.79

DILUTED INCOME PER SHARE:
  Income before extraordinary gain ...............    $ 17.2        $ 11.3        $ 48.0        $ 28.8
  Extraordinary gain, net ........................        --            --           4.1            --
  Interest impact of assumed convertible notes ...       0.7            --           0.7            --
                                                      ------        ------        ------        ------
  Net income .....................................    $ 17.9        $ 11.3        $ 52.8        $ 28.8
                                                      ======        ======        ======        ======

  Weighted-average common shares outstanding .....      37.1          35.9          36.7          36.4
  Effect of dilutive securities:
     Stock options and units .....................       1.4           0.8           1.3           0.9
     Convertible notes ...........................       5.1            --           1.7            --
                                                      ------        ------        ------        ------
  Weighted-average common shares outstanding .....      43.6          36.7          39.7          37.3
                                                      ======        ======        ======        ======

  Income per share before extraordinary gain .....    $ 0.41        $ 0.31        $ 1.23        $ 0.77
  Extraordinary gain per share ...................    $   --        $   --        $ 0.10        $   --
  Net income per share ...........................    $ 0.41        $ 0.31        $ 1.33        $ 0.77

    Holders of the Convertible Notes due 2033 may convert each of them into
13.5584 shares of the Company's common stock in any calendar quarter if:

    -    the sales price of our common stock reaches specified thresholds;
    - during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;
    -    the Convertible Notes due 2033 are called for redemption; or
    -    specified corporate transactions have occurred.

    The Convertible Notes due 2033 were convertible at October 1, 2004, as the sales price of the Company's common stock exceeded the contingent conversion trigger price for at least 20 of the preceding 30 days ended October 1, 2004. As a result, the Company included 5.1 million and 1.7 million weighted average shares in its calculation of diluted income per share for the 13 and 39 weeks ended October 1, 2004, respectively. Because the Convertible Notes due 2033 were included in the diluted shares outstanding, the related $0.7 million of net interest expense was excluded from the determination of net income in the calculation of diluted income per share for the 13 and 39 weeks ended October 1, 2004.

    In the 13 and 39 weeks ended October 1, 2004, the Company excluded 1.5 million of common stock equivalents, relating to its 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"), from its calculation of diluted income per share because the effect would have been antidilutive. Because the 7% zero coupon convertible notes were not included in the diluted shares outstanding, the related $0.7 million and $2.1 million of net interest expense was not excluded from the determination of net income in the calculation of diluted income per share for the 13 and 39 weeks ended October 1, 2004.

                           ANIXTER INTERNATIONAL INC.

    In the 13 and 39 weeks ended October 3, 2003, the Company excluded from its calculation of diluted income per share 6.7 million of common stock equivalents relating to the 3.25% and 7% zero coupon convertible notes. The 3.25% Convertible Notes were excluded as they are subject to various conditions, which were not met at the end of the 13 and 39 weeks ended October 3, 2003. The 7% convertible notes were excluded because the effect would have been antidilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $1.5 million and $4.1 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for the 13 and 39 weeks ended October 3, 2003.

    Holders of the Convertible Notes due 2033 and Convertible Notes due 2020 may require us to purchase all or a portion of the respective notes at specified future dates ("put option"). The Company may pay the purchase price in cash, common stock or a combination thereof. The Company has the intent and ability to pay the purchase price (equal to the initial accreted principal amount plus accrued issue discount to the purchase date) in cash. As a result, the shares related to the put option are not considered in our calculation of diluted earnings per share.

NOTE 8. SPECIAL DIVIDEND

    On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at October 1, 2004 for payments to be made on the vesting date to holders of employee stock units and restricted stock.

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

    The conversion rate of the Convertible Notes due 2033 was adjusted in March 2004 to reflect the special dividend. Holders of the Convertible Notes due 2033 may convert each Note into 13.5584 shares of the Company's common stock, for which the Company has reserved 5.1 million shares of its authorized shares.

NOTE 9. ACQUISITIONS

    On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 250 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company are $18.3 million of sales and $1.1 million of operating losses for the 13 weeks ended October 1, 2004. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $33.3 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $21.1 million. The tangible net assets primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, assets and liabilities have been recorded in the Company's Condensed Consolidated Balance Sheet as of October 1, 2004 at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets have been recorded as follows:

    - $4.4 million of intangible assets with a finite life of 8.5 years (customer relationships); and
    -    $7.8 million of goodwill.

                           ANIXTER INTERNATIONAL INC.

    In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 320 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its existing U.S. original equipment manufacturer supply business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on an allocation of the purchase price. Intangible assets are recorded as follows:

    - $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and
    -    $18.2 million of goodwill.

    The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the 13 and 39 weeks ended October 1, 2004 are $28.5 million and $78.4 million of sales, respectively, and $1.3 million and $3.0 million of operating income, respectively, related to Walters Hexagon.

    These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

NOTE 10. IMPAIRMENT CHARGE

    Following the September 2002 acquisition of the assets and operations of Pentacon, Anixter has acquired Walters Hexagon as well as the assets and operations of DDI. All three of these businesses are engaged in the supply of "C" class inventory components to Original Equipment Manufacturers throughout the United States and the United Kingdom along with a location in each of France and Italy. As a part of bringing these businesses together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies with the financial strength and global capabilities of Anixter, a new brand name, Anixter Fasteners (SM) was introduced in the 13 weeks ended October 1, 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge of $1.8 million in the 13 weeks ended October 1, 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter as the Pentacon brand name will no longer be used in the industrial operations.

                           ANIXTER INTERNATIONAL INC.

NOTE 11. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  OCTOBER 1,    JANUARY 2,
  (IN MILLIONS)                                                                      2004          2004
                                                                                 -----------   -----------
                                                                                 (UNAUDITED)
  ASSETS:
       Current assets......................................................      $   1,280.0   $     875.4
       Property, net.......................................................             42.7          43.1
       Goodwill and other intangibles......................................            310.0         301.1
       Other assets........................................................             74.3         109.6
                                                                                 -----------   -----------
                                                                                 $   1,707.0   $   1,329.2
                                                                                 ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
       Current liabilities.................................................      $     476.2   $     384.9
       Subordinated notes payable to parent................................            188.9         147.8
       Long-term debt......................................................            219.8          30.0
       Other liabilities...................................................             78.9          79.1
       Stockholders' equity................................................            743.2         687.4
                                                                                 -----------   -----------
                                                                                 $   1,707.0   $   1,329.2
                                                                                 ===========   ===========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   13 WEEKS ENDED                  39 WEEKS ENDED
                                             --------------------------      --------------------------
                                             OCTOBER 1,      OCTOBER 3,      OCTOBER 1,      OCTOBER 3,
  (IN MILLIONS)                                 2004            2003            2004            2003
                                             ----------      ----------      ----------      ----------
  Net sales ..........................        $  849.6        $  653.4        $2,426.9        $1,960.4
  Operating income ...................        $   35.0        $   23.7        $   99.9        $   68.7
  Income before income taxes .........        $   28.5        $   20.3        $   79.9        $   56.3
  Net income .........................        $   17.3        $   11.4        $   48.7        $   32.2

                           ANIXTER INTERNATIONAL INC.

NOTE 12. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

    The Company has various defined benefit and defined contributory pension plans. The plans of the Company are the Anixter Inc. Pension Plan, Anixter Inc. Excess Benefit Plan and Anixter Inc. Supplemental Executive Retirement Plan ("Domestic Plans") and various pension plans covering employees of foreign subsidiaries ("Foreign Plans"). The majority of the Company's pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company's policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), the Internal Revenue Service and applicable foreign laws. Anixter Inc. Pension Plan assets consisted primarily of equity securities and fixed income fund investments.

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

                                                                             13 WEEKS ENDED
                                               ---------------------------------------------------------------------------
                                                       DOMESTIC                  FOREIGN                   TOTAL
                                               -----------------------   -----------------------   -----------------------
                                               OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                  2004         2003         2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                                              (IN MILLIONS)
  Service cost ...........................        $1.6         $1.4         $1.0         $0.8         $2.6         $2.2
  Interest cost ..........................         1.9          1.8          1.0          0.5          2.9          2.3
  Expected return on plan assets .........        (1.7)        (1.4)        (0.8)        (0.5)        (2.5)        (1.9)
  Net amortization .......................         0.1           --          0.1          0.1          0.2          0.1
                                                  ----         ----         ----         ----         ----         ----
  Net periodic cost ......................        $1.9         $1.8         $1.3         $0.9         $3.2         $2.7
                                                  ====         ====         ====         ====         ====         ====

                                                                             39 WEEKS ENDED
                                               ---------------------------------------------------------------------------
                                                       DOMESTIC                  FOREIGN                   TOTAL
                                               -----------------------   -----------------------   -----------------------
                                               OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                  2004         2003         2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                                              (IN MILLIONS)
  Service cost ...........................        $4.6         $4.0         $3.2         $2.5         $7.8         $6.5
  Interest cost ..........................         5.5          5.1          2.9          1.7          8.4          6.8
  Expected return on plan assets .........        (4.9)        (4.1)        (2.6)        (1.6)        (7.5)        (5.7)
  Net amortization .......................         0.4          0.4          0.3          0.2          0.7          0.6
                                                  ----         ----         ----         ----         ----         ----
  Net periodic cost ......................        $5.6         $5.4         $3.8         $2.8         $9.4         $8.2
                                                  ====         ====         ====         ====         ====         ====

    The Company estimates that it will make contributions of $6.0 million in 2004 to the Anixter Inc. Pension Plan and approximately $4.5 million to its Foreign Plans.

                           ANIXTER INTERNATIONAL INC.

NOTE 13. BUSINESS SEGMENTS

    The Company is engaged in the distribution of communications and specialty wire and cable products and "C" class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. The acquisition of DDI resulted in an increase in goodwill and intangible assets of $7.8 million and $4.4 million, respectively, in the United States during the 39 weeks ended October 1, 2004.

    Segment information for the 13 and 39 weeks ended October 1, 2004 and October 3, 2003 was as follows:

(IN MILLIONS)                                                      13 WEEKS ENDED            39 WEEKS ENDED
                                                              -----------------------   -----------------------
                                                              OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                                 2004         2003         2004         2003
                                                              ----------   ----------   ----------   ----------
NET SALES:
    United States...........................................  $    571.5   $    453.6   $  1,617.8   $  1,361.1
    Canada..................................................        84.7         64.8        238.0        187.2
                                                              ----------   ----------   ----------   ----------
          North America.....................................       656.2        518.4      1,855.8      1,548.3
    Europe..................................................       136.2         88.2        408.9        276.0
    Emerging Markets........................................        57.2         46.8        162.2        136.1
                                                              ----------   ----------   ----------   ----------
                                                              $    849.6   $    653.4   $  2,426.9   $  1,960.4
                                                              ==========   ==========   ==========   ==========
OPERATING INCOME:
    United States...........................................  $     24.7   $     16.4   $     66.9   $     47.8
    Canada..................................................         4.9          3.8         13.7          9.7
                                                              ----------   ----------   ----------   ----------
          North America.....................................        29.6         20.2         80.6         57.5
    Europe..................................................         2.6          2.6         11.3          8.5
    Emerging Markets........................................         1.7          0.5          4.7          1.2
                                                              ----------   ----------   ----------   ----------
                                                              $     33.9   $     23.3   $     96.6   $     67.2
                                                              ==========   ==========   ==========   ==========

                                                              OCTOBER 1,   JANUARY 3,
TOTAL ASSETS:                                                    2004         2004
                                                              ----------   ----------
    United States...........................................  $  1,174.9   $    906.1
    Canada..................................................       139.0        120.2
                                                              ----------   ----------
          North America.....................................     1,313.9      1,026.3
    Europe..................................................       245.7        228.0
    Emerging Markets........................................       122.1        117.1
                                                              ----------   ----------
                                                              $  1,681.7   $  1,371.4
                                                              ==========   ==========

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

ACQUISITIONS OF DISTRIBUTION DYNAMICS AND WALTERS HEXAGON

    On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 250 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company are $18.3 million of sales and $1.1 million of operating losses for the 13 weeks ended October 1, 2004. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $33.3 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $21.1 million. The tangible net assets primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, assets and liabilities have been recorded in the Company's Condensed Consolidated Balance Sheet as of October 1, 2004 at estimated fair value based on a preliminary allocation of the purchase price. Intangible assets have been recorded as follows:

    - $4.4 million of intangible assets with a finite life of 8.5 years (customer relationships); and
    -    $7.8 million of goodwill.

    In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited ("Walters Hexagon"). Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of ten service centers in the United Kingdom and France and employs approximately 320 people. The Company believes Walters Hexagon's business model and position as a value-added distributor complements its existing U.S. original equipment manufacturer supply business. The Company purchased Walters Hexagon for $42.7 million, inclusive of legal and financial advisory fees, acquiring tangible assets with a fair value of approximately $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on an allocation of the purchase price. Intangible assets are recorded as follows:

    - $8.3 million of intangible assets with a finite life of 10 years (customer relationships); and
    -    $18.2 million of goodwill.

    The stock purchase agreement provides for additional consideration of up to a maximum of $5.8 million based on the future operating performance of Walters Hexagon. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon's debt. Included in the results of the Company for the 13 and 39 weeks ended October 1, 2004 are $28.5 million and $78.4 million of sales, respectively, and $1.3 million and $3.0 million of operating income, respectively, related to Walters Hexagon.

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

Cash Flow

    Consolidated net cash provided by operating activities was $13.7 million and $83.4 million for the 39 weeks ended October 1, 2004 and October 3, 2003, respectively. The decrease in cash flow from operations in 2004 is primarily due to an increase in working capital of $63.9 million to support the 23.8% growth in sales. In 2003, working capital decreased $23.2 million due to a much lower sales growth rate.

    Consolidated net cash used in investing activities was $44.9 million for the 39 weeks ended October 1, 2004 as compared to $61.4 million for the same period in 2003. During the 39 weeks ended October 1, 2004, the Company spent $33.3 million to acquire DDI and $42.7 million in the corresponding period in 2003 to purchase Walters Hexagon. Capital expenditures decreased $11.9 million during the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003. The decrease is primarily the result of the Company spending $18.4 million in the 39 weeks ended October 3, 2003 to complete the construction of a new corporate headquarters facility. Capital expenditures are expected to be approximately $16.3 million in 2004.

    Consolidated net cash used in financing activities was $32.9 million for the 39 weeks ended October 1, 2004 compared to $1.2 million in the 39 weeks ended October 3, 2003. During the 39 weeks ended October 1, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share that was paid on March 31, 2004 to shareholders of record on March 16, 2004. In the 39 weeks ended October 3, 2003, the Company paid $35.6 million for the purchase of treasury stock and $75.9 million for the purchase of its 7% zero coupon convertible notes and 8% senior notes. The Company did not purchase any treasury stock, or debt prior to maturity, during the 39 weeks ended October 1, 2004. However, the Company replaced its $275.0 million revolving credit facility with a similar sized facility in the 39 weeks ended October 1, 2004 which resulted in additional deferred financing costs of $1.2 million as compared to $4.3 million of deferred financing costs recorded in the corresponding period in 2003 primarily related to the issuance of the Convertible Notes due 2033. In the 39 weeks ended October 1, 2004, the Company had net proceeds from borrowings of $7.3 million compared to a net payment on borrowings of $33.4 million in the corresponding period in 2003. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $16.3 million for the 39 weeks ended October 1, 2004 compared to $4.8 million in the 39 weeks ended October 3, 2003. In the 39 weeks ended October 1, 2004, as a result of the exercise of stock options and employee stock purchase plan, 781,466 shares were issued at an average price of $20.27. In the corresponding period in 2003, 290,753 shares were issued at an average price of $16.55.

Financing

    On June 18, 2004, the Company announced that its primary operating subsidiary, Anixter Inc., entered into a new five year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October of 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restricts the leverage ratio and sets a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the second quarter of 2004 for the write-off of deferred financing costs remaining from the refinanced facility.

                           ANIXTER INTERNATIONAL INC.

    Certain debt agreements entered into by the Company's subsidiaries contain various restrictions including restrictions on payments to the Company. Such restrictions have not nor are expected to have an adverse impact on the Company's ability to meet its cash obligations. At October 1, 2004, $239.0 million was available under the domestic bank revolving line of credit at Anixter Inc., of which $42.3 million was available to pay the Company for intercompany liabilities. Due to the leverage ratio restriction, borrowings of only $196.0 million of the $239.0 million available would be permitted as of October 1, 2004, of which $178.7 million could be used to pay dividends to the Company.

    At October 1, 2004, the Company had approximately $41.7 million available under the accounts receivable securitization facility while certain foreign subsidiaries had approximately $20.8 million available under bank revolving lines of credit and approximately $0.5 million outstanding.

    In July of 2003, the Company issued $378.1 million of the Convertible Notes due 2033. The conversion rate was adjusted in March 2004 to reflect the special dividend. Holders of the Convertible Notes due 2033 may convert each of them into 13.5584 shares of the Company's common stock, for which the Company has reserved 5.1 million shares of its authorized shares.

    During the 39 weeks ended October 3, 2003, the Company recorded a pre-tax loss of $6.2 million for the early extinguishment of $63.5 million of its 7% zero coupon notes, $2.0 million of its 8% senior notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. Although no debt was repurchased during the 39 weeks ended October 1, 2004, the Company may continue to pursue opportunities to repurchase outstanding debt securities, with the volume and timing to depend on market conditions.

    Consolidated interest expense was $9.3 million and $9.9 million for the 39 weeks ended October 1, 2004 and October 3, 2003, respectively. The decrease is due to a lower average cost of borrowings. The average outstanding long-term debt balance for the 39 weeks ended October 1, 2004 and October 3, 2003 was $256.2 million and $226.1 million, respectively. The effective interest rate for the 39 weeks ended October 1, 2004 and October 3, 2003 was 4.9% and 5.8%, respectively.

Off Balance Sheet Financing

    On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were amended and restated on September 30, 2004 for an additional 364 days. The program is conducted through Anixter Receivables Corporation ("ARC"), a wholly-owned, bankruptcy-remote, special purpose subsidiary. Under the program, the Company sells to ARC, at a discount of 2.12% on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States. ARC in turn sells an interest in these receivables to financial institutions for proceeds up to $225.0 million. Under this arrangement, Anixter continues to service the sold receivables by performing the collection and cash application functions in order to maintain relationships with its customers. These services are billed by Anixter to ARC at cost.

    The 2004 amendment provides ARC with a call right with respect to interests in the receivables it has sold. As a result of this call right, ARC no longer holds a passive interest the receivables and, thus, is no longer considered a qualified special purpose entity. Accordingly, ARC, which was previously unconsolidated, is now consolidated in the financial statements of the Company. Approximately $183.3 million of long-term funding and $298.8 million of accounts receivable sold to ARC, are reflected in the Company's consolidated balance sheet at October 1, 2004. Additionally, Anixter's investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation. The receivables will continue to be sold by Anixter to ARC. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.

    Beginning in the fourth quarter of 2004, costs associated with the program (primarily funding costs), which were recorded in "other expense," will be recorded as "interest expense." At the inception of this program, the Company recorded a charge of $8.8 million for the initial discounting of receivables sold to ARC. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in receivables, $2.4 million of the initial discount costs have been recouped. With the consolidation of ARC, the remaining $6.4 million of discount costs are expected to be recovered during the fourth quarter of 2004.

                           ANIXTER INTERNATIONAL INC.

    Prior to the consolidation of the accounts receivable securitization facility at the end of the third quarter of 2004, ARC funding was not recorded on the Company's balance sheet. Generally accepted accounting principles required that the interest expense be classified as other expense as it was recorded as part of the Company's investment adjustment related to its 100% ownership of ARC. However, it was considered to be part of the Company's financing strategy and therefore viewed as interest expense by the Company. Included in the Condensed Consolidated Statements of Operations "Other, net" classification, are net expenses incurred by ARC of $2.8 million and $1.7 million for the 39 weeks ended October 1, 2004 and October 3, 2003. Included in the ARC net expense/income amount was funding costs incurred by ARC of $2.1 million for the 39 weeks ended October 1, 2004 and October 3, 2003. The average outstanding funding extended to ARC for the 39 weeks ended October 1, 2004 and October 3, 2003 was $151.8 million and $127.3 million, respectively. The effective funding rate on the ARC debt was 1.8% and 2.2% for the 39 weeks ended October 1, 2004 and October 3, 2003, respectively.

Share Repurchases

    In the 39 weeks ended October 3, 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the issuance of Convertible Notes due 2033. Although no shares were repurchased in the 39 weeks ended October 1, 2004, the Company has the authorization to purchase additional shares, with the volume and timing to depend on market conditions.

Liquidity Considerations and Other

    In 2004, the Company estimates that it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses and issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

    On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at October 1, 2004 for payments on the vesting date to holders of the employee stock units and restricted stock.

THIRD QUARTER 2004 RESULTS OF OPERATIONS

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

OVERVIEW

    In the third quarter of 2004, the Company saw net income increase by $5.8 million, or 51.6%, on a 30.0% increase in sales from the third quarter of the prior year. Sales, gross profits, operating expenses and operating profits all showed year-on-year increases from a combination of unit growth and commodity driven price increases, the acquisition of Walters Hexagon in September of 2003 and DDI in June of 2004 and exchange rate changes related to the weaker U.S. dollar. Gross margins declined 40 basis points in the third quarter of 2004 as compared to the corresponding period in 2003, primarily due to an increase in larger capital projects, excess industry capacity and the timing of passing through commodity price increases to customers with long-term contracts. As a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002. Operating expenses (including the $1.8 million impairment charge) as a percent of sales declined 80 basis points from the corresponding period in 2003 due to the Company's continued tight expense controls and the leveraging of existing infrastructure. As a result, operating margins increased 40 basis points in the third quarter of 2004 as compared to 2003.

                           ANIXTER INTERNATIONAL INC.

Beginning in the fourth quarter of 2004, costs associated with the accounts receivable securitization program (funding costs), which were previously recorded in "other income and expense," will be recorded as "interest expense." The average interest rate related to funding under the securitization facility was 2.0% for the third quarter of 2004 and 2003. Although interest expense will increase in the fourth quarter of 2004 due to the consolidation of the accounts receivable securitization facility, the Company's consolidated average interest rate will decrease as compared to the corresponding period in 2003 due to the lower average cost of funding associated with the securitization facility.

    Other expenses increased $2.5 million in the current quarter primarily due to an increase in foreign exchange losses and expenses associated with the Company's accounts receivable securitization program. The Company's effective tax rate declined to 39.0% from 43.8% in the year ago quarter as a result of a change in the mix of income and losses by country as compared to country-level net operating loss positions.

CONSOLIDATED RESULTS OF OPERATIONS

                                               13 WEEKS ENDED
                                  --------------------------------------
                                  OCTOBER 1,     OCTOBER 3,     PERCENT
                                     2004           2003        CHANGE
                                  ----------     ----------    ---------
                                               (IN MILLIONS)
Net sales.....................    $    849.6     $    653.4      30.0%
Gross profit..................    $    201.9     $    158.3      27.5%
Operating expenses............    $    168.0     $    135.0      24.4%
Operating income .............    $     33.9     $     23.3      45.7%


    Net Sales: The Company's net sales during the third quarter of 2004 increased 30.0%, or $196.2 million, to $849.6 million from $653.4 million in the same period in 2003. The acquisition of Walters Hexagon in September 2003 and DDI in June of 2004, along with favorable effects from changes in exchange rates, accounted for $46.8 million and $12.9 million of the increase, respectively. Excluding the acquisition of Walters Hexagon and DDI and the effects from changes in exchange rates, the Company's net sales increased 20.9% during the 13 weeks ended October 1, 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity-driven price increases, an increase in project business and an expanded product offering.

    Gross Margins: Gross margins decreased to 23.8% in the third quarter of 2004 from 24.2% in the corresponding period in 2003. The decrease was primarily a result of an increase in larger capital projects during the third quarter of 2004, as compared to the third quarter of 2003. Due to excess capacity in the industry, pricing on these projects was extremely competitive, which reduced gross margins. In addition, the timing of passing through commodity price increases to customers with long term contracts put pressure on gross margins.

    Operating Income: As a result of higher sales and the reduction in expenses as a percentage of sales, operating margins were 4.0% for the third quarter of 2004 as compared to 3.6% in the corresponding period in 2003. Operating expenses increased $33.0 million in the third quarter 2004 from the corresponding period in 2003. The acquisitions of Walters Hexagon and DDI increased operating expenses by $12.8 million, while changes in exchange rates increased operating expenses by $2.5 million. Excluding the acquisitions of Walters Hexagon and DDI and the exchange rate impact, operating expenses increased $17.7 million, or 13.1%, primarily due to variable costs associated with higher sales volumes and increases in healthcare costs, pension costs, costs associated with additional restricted stock grants and an increase in employee incentives due to our improved operating performance. Also, as a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, operating expenses increased due to the Company recording a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002.

    Interest Expense: Consolidated interest expense increased to $3.3 million in the third quarter of 2004 from $3.2 million in the corresponding period in 2003. Interest expense increased due to higher debt levels. The average long-term debt balance was $276.2 million and $247.4 million for the third quarter of 2004 and 2003, respectively. The increase in interest expense due to the higher debt level was partially offset by a lower average cost of borrowings. The average interest rate for the third quarter of 2004 and 2003, was 4.7% and 5.0%, respectively.

                           ANIXTER INTERNATIONAL INC.

    Other, net (expense) income:

                                                            13 WEEKS ENDED
                                                       ------------------------
                                                       OCTOBER 1,    OCTOBER 3,
                                                          2004          2003
                                                       ----------    ----------
                                                             (IN MILLIONS)

Accounts receivable securitization ..................  $     (1.4)   $     (0.6)
Foreign exchange ....................................        (0.7)          0.4
Sale of fixed assets.................................        (0.1)         (0.1)
Cash surrender value of life insurance policies......         0.1           0.3
Other................................................        (0.4)           --
                                                       ----------    ----------
                                                       $     (2.5)   $       --
                                                       ==========    ==========

    The accounts receivable securitization program had net expenses of $1.4 million for the 13 weeks ended October 1, 2004, compared to $0.6 million of net expenses in 2003. The increase in net expenses was primarily a result of increased sales of accounts receivable to ARC, which are sold at a 2.12% discount. Beginning in the fourth quarter of 2004, expenses (funding costs) associated with the accounts receivable securitization program will be included in interest expense as the funding under the securitization facility are now consolidated in the Company's consolidated financial statements. Foreign exchange losses increased $1.1 million in the 13 weeks ended October 1, 2004 as compared to the corresponding period in 2003 primarily associated with the Latin American operations.

    Income Taxes: The consolidated tax provision increased to $10.9 million in third quarter of 2004 from $8.8 million in the third quarter of 2003, primarily due to an increase in income before taxes. The 2004 effective tax rate is 39.0% compared to 43.8% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country-level net operating loss positions. The change in tax rate increased net income by $1.4 million or $0.03 per diluted share in the third quarter of 2004 as compared to the same period in 2003.

NORTH AMERICA RESULTS OF OPERATIONS
                                                    13 WEEKS ENDED
                                         ------------------------------------
                                         OCTOBER 1,    OCTOBER 3,    PERCENT
                                            2004          2003        CHANGE
                                         ----------    ----------   ---------
                                                     (IN MILLIONS)

Net sales.............................   $    656.2    $    518.4      26.6%
Gross profit..........................   $    156.7    $    125.5      24.8%
Operating expenses....................   $    127.1    $    105.3      20.7%
Operating income......................   $     29.6    $     20.2      46.5%

    Net Sales: When compared to the corresponding period in 2003, North America net sales for the 13 weeks ended October 1, 2004 increased 26.6% to $656.2 million. The acquisition of DDI in June of 2004 accounted for $18.3 million of the increase, while favorable changes in the Canadian exchange rate accounted for $4.6 million of the increase. Excluding DDI and the exchange rate impact, North America net sales increased 22.1% during the third quarter of 2004 as compared to the corresponding period in 2003. The combined industrial wire and cable and enterprise cabling sales increased $110.7 million in the third quarter of 2004 as compared to the third quarter of 2003, due to improved economic conditions, price increases driven by higher copper and data cabling prices and an expanded product offering. In the OEM supply market, the Pentacon operations reported a 22.6% increase in sales on a combination of improved customer demand and new contract additions.

    Gross Margins: North America's gross margins decreased to 23.9% in the third quarter of 2004 from 24.2% for the same period in 2003. The decrease is primarily due to a higher percentage of capital projects, which had lower gross margins due to excess capacity in the industry. In addition, gross margins declined due to the timing of passing through commodity price increases to customers with long-term contracts.

                           ANIXTER INTERNATIONAL INC.

    Operating Income: Operating expenses increased $21.8 million in the third quarter of 2004 from the corresponding period in 2003. The DDI acquisition accounted for $6.3 million of the increase, while changes in Canadian exchange rates increased operating expenses by $0.7 million. Excluding the acquisition of DDI and the exchange rate impact, North America operating expenses increased 14.0%, primarily due to variable costs associated with the increase in sales volume, higher pension and healthcare costs, expenses related to additional restricted stock grants and an increase in employee incentives due to stronger operating performance. As a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002. Primarily as a result of higher daily sales and continued tight expense controls and the leveraging of the existing infrastructure. North America operating margins increased to 4.5% in the third quarter of 2004 from 3.9% in the same period in 2003. Exchange rate changes had a $0.3 million favorable impact on operating income.

EUROPE RESULTS OF OPERATIONS

                                                   13 WEEKS ENDED
                                      ---------------------------------------
                                      OCTOBER 1,     OCTOBER 3,      PERCENT
                                         2004           2003          CHANGE
                                      ----------     ----------     ---------
                                                    (IN MILLIONS)

Net sales.........................    $    136.2     $     88.2        54.6%
Gross profit......................    $     33.9     $     24.0        41.0%
Operating expenses................    $     31.3     $     21.5        45.4%
Operating income..................    $      2.6     $      2.6         3.2%

    Net Sales: Europe net sales increased 54.6% in the third quarter of 2004 to $136.2 million from $88.2 million in the third quarter of 2003, including a $8.6 million favorable effect from changes in exchange rates and an increase of $28.5 million as a result of the acquisition of Walters Hexagon. Excluding Walters Hexagon and exchange rate impact, sales increased 12.5%. Overall demand remains comparatively weaker than in the U.S. and has resulted in significant margin pressure.

    Gross Margins: Europe gross margins decreased to 24.8% in the third quarter of 2004 from 27.2% in the same period in 2003. The decrease is primarily due to large projects at reduced margins along with significant pricing pressure resulting from excess capacity in the industry. Walters Hexagon added 70 basis points to Europe's gross margins in the third quarter of 2004.

    Operating Income: Compared to the third quarter of 2003, Europe operating expenses increased 45.4%, or $9.9 million, to $31.3 million in the third quarter of 2004. Included in the increase are $6.5 million of expenses related to Walters Hexagon and $1.7 million for changes in exchange rates. Excluding Waters Hexagon and the exchange rate impact, operating expenses were $23.1 million, or 7.1% higher than 2003. Europe operating margins decreased to 1.9% from 2.8% in 2003 due to large projects at reduced margins and significant pricing pressures. Exchange rate changes had a minimal impact on operating income. Hexagon added 70 basis points to Europe operating margins in the third quarter of 2004.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                   13 WEEKS ENDED
                                      ---------------------------------------
                                      OCTOBER 1,     OCTOBER 3,      PERCENT
                                         2004           2003          CHANGE
                                      ----------     ----------     ---------
                                                    (IN MILLIONS)

Net sales.........................    $     57.2     $     46.8        22.4%
Gross profit......................    $     11.3     $      8.8        28.9%
Operating expenses................    $      9.6     $      8.3        16.8%
Operating income..................    $      1.7     $      0.5       227.3%

    Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 22.4%, to $57.2 million in the third quarter of 2004, from $46.8 million in the third quarter of 2003, including a $0.2 million unfavorable impact from changes in exchange rates. The increase reflects larger projects and product and market expansion.

                           ANIXTER INTERNATIONAL INC.

    Gross Margins: During the third quarter of 2004, Emerging Markets' gross margins increased to 19.8% from 18.8% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela and higher margins throughout Asia.

    Operating Income: Emerging Markets operating income increased to $1.7 million in the third quarter of 2004 from $0.5 million in the third quarter of 2003. Operating expenses increased 16.8% as compared to the corresponding period in 2003. As a result of the higher sales levels, improved gross margins and tight expense controls, operating margins increased to 2.9% in the third quarter of 2004 from 1.1% in 2003. Exchange rate changes had a minimal impact on operating income.

YEAR-TO-DATE 2004 RESULTS OF OPERATIONS

OVERVIEW

    In the 39 weeks ended October 1, 2004, the Company saw net income, inclusive of an extraordinary gain of $4.1 million, increase approximately 81.1% to $52.1 million on a 23.8% increase in sales from the corresponding period of the prior year. Sales, gross profits, operating expenses and operating profits all showed year-on-year increases from a combination of unit growth and commodity driven price increases, the acquisitions of Walters Hexagon in September of 2003 and DDI in June of 2004 and exchange rate changes related to the weaker U.S. dollar. Gross margins declined 60 basis points in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003, primarily due to an increase in larger capital projects, excess industry capacity and the timing of passing through commodity price increases to customers with long-term contracts. As a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002. Although gross margins decreased, operating expenses (including the $1.8 million impairment charge) as a percent of sales declined 120 basis points from the corresponding period in 2003 due to the Company's continued tight expense controls and the leveraging of existing infrastructure. As a result, operating margins increased 60 basis points in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003.

    Beginning in the fourth quarter of 2004, costs associated with the accounts receivable securitization program (funding costs), which were previously recorded in "other income and expense," will be recorded as "interest expense." The average interest rate related to funding under the securitization facility was 1.8% for the 39 weeks ended October 1, 2004 and 2.2% for the corresponding period in 2003. Although interest expense will increase in the fourth quarter of 2004, the Company's consolidated average interest rate will decrease as compared to the corresponding period in 2003 due to the lower average cost of funding associated with the securitization facility.

    Other expenses increased in the current year due to larger foreign exchange losses, which in large part were the result of the February 2004 devaluation of the Venezuelan Bolivar. Expenses associated with the Company's accounts receivable securitization program increased $1.1 million in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003, primarily a result of increased sales of net accounts receivable to ARC, which are sold at a 2.12% discount. Foreign exchange losses totaled $4.0 million in the 39 weeks ended October 1, 2004 compared to $1.0 million of foreign exchange losses in the corresponding period in 2003. In the 39 weeks ended October 1, 2004, a $0.1 million gain was recorded relating to the cash surrender value of life insurance policies compared to a gain of $1.6 million in the 39 weeks ended October 3, 2003.

    The 39 weeks ended October 1, 2004 includes a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with early termination and replacement of the Company's $275.0 million revolving credit facility. In the prior year, the Company incurred a pre-tax loss of $6.2 million related to the early retirement of debt and the write-off of debt issuance costs associated with the cancellation of $115.0 million of the available revolving credit facility. The Company's effective tax rate (excluding extraordinary gain) decreased to 39.0% in 2004 from 43.0% in 2003, as a result of a change in the mix of income and losses by country as compared to country-level net operating loss positions. The extraordinary gain in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.

                           ANIXTER INTERNATIONAL INC.

CONSOLIDATED RESULTS OF OPERATIONS

                                                 39 WEEKS ENDED
                                     ----------------------------------------
                                     OCTOBER 1,     OCTOBER 3,       PERCENT
                                        2004           2003           CHANGE
                                     ----------     ----------      ---------
                                                  (IN MILLIONS)

Net sales........................    $  2,426.9     $  1,960.4         23.8%
Gross profit.....................    $    576.1     $    477.1         20.7%
Operating expenses...............    $    479.5     $    409.9         17.0%
Operating income.................    $     96.6     $     67.2         43.8%

    Net Sales: The Company's net sales during the 39 weeks ended October 1, 2004 increased 23.8% to $2,426.9 million from $1,960.4 million in the same period in 2003. The acquisitions of Walters Hexagon in September 2003, and DDI in June of 2004, along with favorable effects from changes in exchange rates, accounted for $96.7 million and $49.2 million of the increase, respectively. Excluding the acquisitions of Walters Hexagon and DDI and the effects from changes in exchange rates, the Company's net sales increased 16.4% during the 39 weeks ended October 1, 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity-driven price increases, an increase in larger capital projects and an expanded product offering.

    Gross Margins: Gross margins decreased to 23.7% in the 39 weeks ended October 1, 2004 from 24.3% in the corresponding period in 2003. The primary reason for the decline was an increase in larger capital projects during the 39 weeks ended October 1, 2004 as compared to 2003. Due to excess capacity in the industry, pricing on these projects was extremely competitive, which reduced gross margins. In addition, sales to telecom-related OEMs, which have lower gross margins, increased 15.0% in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003. Finally, the timing of passing through commodity price increases to customers with long-term contracts put pressure on gross margins.

     Operating Income: As a result of higher sales, operating margins were 4.0% for the 39 weeks ended October 1, 2004 as compared to 3.4% in the corresponding period in 2003. Operating expenses increased $69.6 million in the 39 weeks ended October 1, 2004 from the corresponding period in 2003. The Walters Hexagon and DDI acquisitions increased operating expenses by $25.1 million, while changes in exchange rates increased operating expenses by $9.3 million. As a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the above, operating expenses increased $33.4 million, or 8.1%, primarily due to variable costs associated with higher sales volumes, increases in healthcare and pension costs, expenses associated with additional restricted stock grants and an increase in employee incentives due to our improved operating performance.

                           ANIXTER INTERNATIONAL INC.

    Interest Expense: Consolidated interest expense decreased to $9.3 million in the 39 weeks ended October 1, 2004 from $9.9 million in 2003. Interest expense decreased due to a reduction in the average cost of borrowings. The average long-term debt balance was $256.2 million and $226.1 million for the 39 weeks ended October 1, 2004 and October 3, 2003, respectively. The average interest rate for 2004 and 2003 was 4.9% and 5.8%, respectively.

    Other, net (expense) income:

                                                             39 WEEKS ENDED
                                                        -----------------------
                                                        OCTOBER 1,   OCTOBER 3,
                                                           2004         2003
                                                        ----------   ----------
                                                             (IN MILLIONS)

Foreign exchange......................................  $     (4.0)  $     (1.0)
Accounts receivable securitization ...................        (2.8)        (1.7)
Sale of fixed assets..................................        (0.1)        (0.3)
Cash surrender value of life insurance policies.......         0.1          1.6
Other.................................................        (1.2)         0.7
                                                        ----------   ----------
                                                        $     (8.0)  $     (0.7)
                                                        ==========   ==========

    Foreign exchange produced a net loss of $4.0 million in the 39 weeks ended October 1, 2004 as compared to foreign exchange losses of $1.0 million in the corresponding period of 2003. A significant portion of the net loss in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar. The accounts receivable securitization program had expenses of $2.8 million for the 39 weeks ended October 1, 2004, compared to $1.7 million of net expenses in 2003. The increase in net expenses was primarily a result of increased sales of net accounts receivable to ARC, which are sold at a 2.12% discount. Beginning in the fourth quarter of 2004, expenses associated with the accounts receivable securitization program (funding costs) will be included in interest expense as the funding under the securitization facility are now consolidated in the Company's consolidated financial statements.

    Income Taxes: The consolidated tax provision increased to $30.6 million in the 39 weeks ended October 1, 2004 from $21.6 million in the corresponding period in 2003, due to an increase in income before taxes and extraordinary gain. The 2004 effective tax rate (excluding extraordinary gain) is 39.0% compared to 43.0% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country-level net operating loss positions. The change in tax rate increased income before extraordinary gain and net income by $3.1 million or $0.08 per diluted share in the 39 weeks ended October 1, 2004.

NORTH AMERICA RESULTS OF OPERATIONS

                                                      39 WEEKS ENDED
                                         --------------------------------------
                                         OCTOBER 1,     OCTOBER 3,     PERCENT
                                            2004           2003         CHANGE
                                         ----------     ----------    ---------
                                                       (IN MILLIONS)

Net sales............................    $  1,855.8     $  1,548.3       19.9%
Gross profit.........................    $    436.3     $    375.0       16.3%
Operating expenses...................    $    355.7     $    317.5       12.0%
Operating income.....................    $     80.6     $     57.5       40.2%

    Net Sales: When compared to the corresponding period in 2003, North America net sales for the 39 weeks ended October 1, 2004 increased 19.9% to $1,855.8 million. The acquisition of DDI accounted for $18.3 million of the increase, while favorable changes in the Canadian exchange rate accounted for $17.0 million of the increase. Excluding DDI and the exchange rate impact, North America net sales increased 17.6% during the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003. The combined industrial wire and cable and enterprise cabling sales increased $237.2 million in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003, due to improved economic conditions, price increases driven by higher copper and data cabling prices and an expanded product offering. In the OEM supply market, the Pentacon operations reported a 18.0% increase in sales on a combination of improved customer demand and new contract additions. Sales to telecom-related OEMs increased 15.0% in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003.

                           ANIXTER INTERNATIONAL INC.

    Gross Margins: North America's gross margins decreased to 23.5% in the 39 weeks ended October 1, 2004 from 24.2% for the same period in 2003. The decrease is primarily due to a higher percentage of larger capital projects, which had lower gross margins due to excess capacity in the industry. In addition, gross margins declined as a result of the higher sales to telecom-related OEMs, which have lower gross margins. Finally, the timing of passing through commodity price increases to customers with long-term contracts put pressure on gross margins. DDI added $5.1 million to gross profit during the 39 weeks ended October 1, 2004.

    Operating Income: Operating expenses increased $38.2 million in the 39 weeks ended October 1, 2004 from the corresponding period in 2003. The DDI acquisition accounted for $6.3 million of the increase, while changes in exchange rates increased operating expenses by $2.8 million. Excluding the acquisition of DDI and the exchange rate impact, North America operating expenses increased 9.2% primarily due to variable costs associated with the increase in sales volume, higher pension and healthcare costs, expenses related to additional restricted stock grants and an increase in employee incentives due to our strong year-to-date operating performance. As a result of the Company's new branding strategy of its recently acquired fastener and small parts supply business, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-off the value assigned to the Pentacon tradename when it was acquired in September 2002. Primarily as a result of higher daily sales and continued tight expense controls and the leveraging of the existing infrastructure. North America operating margins increased to 4.3% in the 39 weeks ended October 1, 2004 from 3.7% in same period in 2003. Exchange rate changes had a $0.9 million favorable impact on operating income.

EUROPE RESULTS OF OPERATIONS

                                                39 WEEKS ENDED
                                   -----------------------------------------
                                   OCTOBER 1,      OCTOBER 3,       PERCENT
                                      2004            2003           CHANGE
                                   ----------      ----------      ---------
                                                 (IN MILLIONS)

Net sales......................    $    408.9      $    276.0         48.2%
Gross profit...................    $    105.4      $     74.6         41.2%
Operating expenses.............    $     94.1      $     66.1         42.1%
Operating income...............    $     11.3      $      8.5         34.2%

    Net Sales: Europe net sales increased 48.2% in the 39 weeks ended October 1, 2004 to $408.9 million from $276.0 million in the corresponding period in 2003, including a $31.1 million favorable effect from changes in exchange rates and an increase of $78.4 million as a result of the acquisition of Walters Hexagon. Excluding Walters Hexagon and exchange rate impact, sales increased 8.5%. Overall, demand remains weak resulting in significant margin pressure.

    Gross Margins: Europe's gross margins decreased to 25.8% in the 39 weeks ended October 1, 2004 from 27.0% in the same period in 2003. The decrease is primarily due to large projects at reduced margins along with significant pricing pressures resulting from excess capacity in the industry. Walters Hexagon added 50 basis points to Europe's gross margins in the 39 weeks ended October 1, 2004.

    Operating Income: Compared to the 39 weeks ended October 3, 2003, Europe operating expenses increased 42.1%, or $28.0 million, to $94.1 million in the 39 weeks ended October 1, 2004. Included in the increase are $18.8 million of expenses related to Walters Hexagon and $6.3 million for changes in exchange rates. Excluding Walters Hexagon and the exchange rate impact, operating expenses were $69.0 million, or 4.1% higher than 2003. Operating margins decreased to 2.8% from 3.1% in the 39 weeks ended October 1, 2004 as compared to the corresponding period in 2003. The decrease is primarily due to a higher percentage of projects at reduced margins and significant pricing pressures. Walters Hexagon added 30 basis points to Europe's operating margins, while exchange rate changes had a $1.2 million favorable impact on operating income.

                           ANIXTER INTERNATIONAL INC.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                  39 WEEKS ENDED
                                    ----------------------------------------
                                    OCTOBER 1,       OCTOBER 3,     PERCENT
                                       2004             2003         CHANGE
                                    ----------       ----------    ---------
                                                   (IN MILLIONS)

Net sales.......................    $    162.2       $    136.1       19.2%
Gross profit....................    $     34.4       $     27.5       25.3%
Operating expenses..............    $     29.7       $     26.3       13.4%
Operating income................    $      4.7       $      1.2      277.5%

    Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 19.2% to $162.2 million in the 39 weeks ended October 1, 2004, from $136.1 million in the corresponding period in 2003, including a $1.1 million favorable impact from changes in exchange rates. The increase reflects larger projects and product and market expansion.

    Gross Margins: During the 39 weeks ended October 1, 2004, Emerging Markets' gross margins increased to 21.2% from 20.2% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela and higher gross margins throughout Asia.

    Operating Income: Emerging Markets operating income increased $3.5 million from $1.2 million in the 39 weeks ended October 3, 2003. Operating expenses increased 13.4% as compared to the corresponding period in 2003. As a result of the higher sales levels, improved gross margins and tight expense controls, operating margins increased to 2.9% in the 39 weeks ended October 1, 2004 from 0.9% in the corresponding period in 2003. Exchange rate changes had a $0.3 million favorable impact on operating income.

ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains a system of disclosure controls and procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 1, 2004, pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be filed in this quarterly report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting that occurred during the 39 weeks ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ANIXTER INTERNATIONAL INC.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               (10)  Material Contacts.
                     10.1 Anixter Inc. Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated August 4, 2004.

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

          b)   Reports on Form 8-K

               On July 27, 2004, the Company filed a Current Report on Form 8-K under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 "Results of Operation and Financial Condition" reporting its results for the fiscal quarter ended July 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANIXTER INTERNATIONAL INC.
November 5, 2004
                                        By:     /s/ Robert W. Grubbs
                                           -------------------------------------
                                                    Robert W. Grubbs
                                           President and Chief Executive Officer

November 5, 2004
                                        By:     /s/ Dennis J. Letham
                                           -------------------------------------
                                                    Dennis J. Letham
                                           Senior Vice President - Finance
                                              and Chief Financial Officer