Form 10-K
period 2004-12-31
ANIXTER INTERNATIONAL INC
filed 2005-02-24
CIK 52795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5989
Anixter International Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-1658138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2301 Patriot Blvd.
Glenview, IL 60026
(224) 521-8000
(Address and telephone number of principal executive offices in its charter)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of each exchange

Common stock, $1 par value	New York Stock Exchange
Convertible notes due 2020	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
     The aggregate market value of the shares of Registrant’s Common Stock, $1 par value, held by nonaffiliates of Registrant was approximately $1,240,228,688 as of July 2, 2004.
     At February 17, 2005, 37,517,110 shares of Registrant’s Common Stock, $1 par value, were outstanding.
Documents incorporated by reference:
     Certain portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

		Page

PART I
Item 1.	Business of the Company	1
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	6
Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Consolidated Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	60
PART III
Item 10.	Directors and Executive Officers of the Registrant	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management	60
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60
PART IV
Item 15.	Exhibits, Financial Statement Schedules	61
Indenture
Second Amendment to Amended and Restated Receivables Sale Agreement
Second Amendment to Amended and Restated Receivables Purchase Agreement
Management Incentive Plan
First Amendment to 2001 Stock Incentive Plan
Supplemental Executive Retirement Plan
Computation of Ratio of Earnings to Fixed Charges
Code of Ethics
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
Certification of President and CEO
Certification of Senior VP and CFO
Certification of President and CEO
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
      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. (“DDI”). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. DDI employs approximately 230 people located in sixteen locations in the United States.
      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited (“Walters Hexagon”), a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services to a range of markets and industries. Walters Hexagon operates a network of nine service centers in the United Kingdom, France and Italy and employs approximately 350 people.
      In September 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. (“Pentacon”), also a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services.
(b) Financial Information about Industry Segments
      The Company is engaged in the distribution of communications and specialty wire and cable products and “C” class inventory components from top suppliers to contractors and installers and to end users, including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.
      No customer accounted for 10% or more of sales in 2004, 2003 or 2002. For certain financial information concerning the Company’s business segments, see Note 13 “Business Segments” in the Notes to the Consolidated Financial Statements.
(c) Narrative Description of Business
Overview
      The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company’s comprehensive supply chain management solutions are designed to reduce customer procurement and management costs and enhance overall production efficiencies. Inventory management services are frequently provided under customer contracts for periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities.
      Through a combination of its service capabilities and a portfolio of products from industry leading manufacturers, Anixter is the leading global distributor of data, voice, video and security network communication products and largest North American distributor of specialty wire and cable products. In addition, Anixter is a leading distributor of “C” class inventory components which are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications.
Customers
      The Company sells products to over 90,000 active customers. These customers include international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as original equipment manufacturers who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service, finance, education, healthcare, transportation, utilities and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 10% of sales and no single end-market industry group accounting for more than 19% of sales.
Products
      Anixter sells over 275,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. Anixter also provides industrial wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance, repair and construction-related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by original equipment manufacturers in manufacturing a wide variety of products. The acquisitions of Pentacon, Walters Hexagon and DDI in 2002, 2003 and 2004, respectively, have gradually increased the Company’s product portfolio.
Suppliers
      The Company sources products from over 3,500 suppliers. However, over 30% of Anixter’s dollar volume purchases in 2004 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wiring systems, and fasteners. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Anixter also does not sell product that is privately labeled as either an Anixter brand or a brand name exclusive to Anixter. If any of these suppliers changed its sales strategy to reduce its reliance in distribution channels, or decided to terminate its business relationship with Anixter, the Company’s sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.
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
      Anixter operates a series of large modern regional warehouses in key distribution centers in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 13 warehouses as regional warehouses. Collectively these facilities store approximately 40% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers. The network of warehouses and sales offices consists of 124 locations in the United States, 21 in Canada, 20 in the United Kingdom, 28 in Continental Europe, 14 in Latin America, 11 in Asia and 4 in Australia/ New Zealand.
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
Employees
      At December 31, 2004, the Company and its subsidiaries employed approximately 5,600 people. Approximately 46% of the employees are engaged in sales or sales related activities, 40% are engaged in warehousing and distribution operations and 14% are engaged in support activities including inventory management, information services, finance, human resources and general management. Less than one percent of the Company’s employees are covered by collective bargaining agreements.
Competition
      Given the Company’s role as an aggregator of many different types of products from many different sources and the fact that these products are sold to many different industry groups, there is no well-defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly-skilled workforce and global distribution network. The Company can ship 99% of orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout most of its operations in 45 countries that provide its customers and suppliers with global consistency.
      Anixter enhances its value to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9002 and QSO 9000. The Company uses its testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At its suburban Chicago data network-testing lab, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs.
      Many of the Company’s competitors are privately held and, as a result, reliable competitive information is not available.
Contract Sales and Backlog
      The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at or in close proximity to the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would require that materials acquired as a result of joint material requirements planning between the Company and the customer be purchased by the customer.
      Backlog orders are not material as a significant amount of orders are shipped within 24 to 48 hours of receipt.
(d) Financial Information about Geographic Areas
      For information concerning foreign and domestic operations and export sales see Note 10 “Income Taxes” and Note 13 “Business Segments” in the Notes to the Consolidated Financial Statements.
(e) Available Information
      The Company maintains an Internet website at http://www.anixter.com that includes links to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of the Company’s website.
      The Company’s Internet website also contains corporate governance information including corporate governance guidelines; audit, compensation and nomination and governance committee charters; nomination process for directors and the Company’s business ethics and conduct policy.

ITEM 2.	PROPERTIES.
      The Company’s distribution network consists of approximately 169 warehouses in 45 countries with more than 4.6 million square feet. There are 13 regional distribution centers (100,000 – 575,000 square feet), 29 local distribution centers (35,000 – 100,000 square feet) and 127 service centers. Additionally, the Company has approximately 53 sales offices throughout the world. All these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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
      During the fourth quarter of 2004, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table lists the name, age as of February 23, 2005, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 43	Secretary of the Company since November 2002; General Counsel since May 1998; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.
Terrance A. Faber, 53	Vice-President Controller of the Company since October 2000; Chief Financial Officer of International Survey Research from January 2000 to October 2000.
Robert W. Grubbs Jr., 48	President and Chief Executive Officer of the Company since February 1998; President and Chief Executive Officer of Anixter since July 1994.
Dennis J. Letham, 53	Chief Financial Officer, Senior Vice-President – Finance of the Company since January 1995; Chief Financial Officer, Executive Vice President of Anixter since July 1993.
Philip F. Meno, 45	Vice-President – Taxes of the Company since May 1993.
Rodney A. Shoemaker, 47	Vice-President – Treasurer of the Company and Anixter since July 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 15 “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year

	2004*	2003*	2002*	2001	2000

	(In millions, except per share amounts)
Selected Income Statement Data:
Net sales	$3,275.2	$2,625.2	$2,520.1	$3,144.2	$3,514.4
Operating income (a)	138.0	92.3	87.7	102.0	189.8
Interest expense and other, net (b)	(16.7)	(12.8)	(15.2)	(43.8)	(55.2)
Extinguishment of debt (c)	(0.7)	(6.6)	(0.7)	(5.5)	—
Income before extraordinary gain (a)(b)(c)	73.6	41.9	43.1	30.3	78.7
Extraordinary gain, net (c)(d)	4.1	—	—	—	—
Net income (a)(b)(c)(d)	$77.7	$41.9	$43.1	$30.3	$78.7
Basic income per share:
Income before extraordinary item	$2.00	$1.15	$1.17	$0.83	$2.15
Net income	$2.11	$1.15	$1.17	$0.83	$2.15
Diluted income per share:
Income before extraordinary item	$1.90	$1.13	$1.13	$0.80	$2.03
Net income	$2.01	$1.13	$1.13	$0.80	$2.03
Dividend per common share (e)	$1.50	$—	$—	$—	$—
Selected Balance Sheet Data:
Total assets (b)(f)	$1,706.6	$1,371.4	$1,226.0	$1,198.8	$1,686.0
Total debt (b)	$412.4	$239.2	$195.1	$241.1	$451.9
Stockholders’ equity (e)	$763.0	$690.8	$634.8	$563.1	$554.9
Diluted book value per share	$19.75	$18.58	$16.71	$14.90	$13.57
Weighted-average diluted shares	38.6	37.2	38.0	37.8	40.9
Year-end outstanding shares	37.4	36.4	37.5	36.9	37.7
Other Financial Data:
Working capital (b)(f)	$815.3	$562.7	$462.5	$476.3	$687.6
Capital expenditures	$14.5	$25.9	$16.9	$22.0	$22.6
Depreciation and amortization	$25.6	$24.3	$23.5	$32.4	$29.6
* In June of 2004 and September of 2003 and 2002, the Company acquired DDI, Walters Hexagon and Pentacon for $32.9 million, $44.6 million and $111.4 million, respectively, inclusive of legal and advisory fees. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. See Note 6 “Acquisitions” in the Notes to the Consolidated Financial Statements for further information.

Notes:

(a)	For the year ended December 31, 2004, operating income includes net favorable adjustments to cost of sales of $10.2 million ($0.16 per diluted share) arising primarily from the reduction in risks associated with the value of certain inventories, an impairment charge of $1.8 million ($0.03 per diluted share) to write-down to fair value the value assigned to the Pentacon name when it was acquired in 2002 and unfavorable expenses of $5.2 million ($0.09 per diluted share) related to the relocation of the Company’s largest distribution facility, severance costs associated with staffing reductions in Europe and acquisition-related charges; 2001 includes a restructuring charge of $31.7 million ($0.50 per diluted share) associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market.

Additionally, 2001 and 2000 include goodwill amortization of $9.0 million ($0.24 per diluted share) and $8.4 million ($0.20 per diluted share), respectively.

(b)	In the fourth quarter of 2000, the Company incurred an $8.8 million charge ($0.12 per diluted share) relating to the discount on the initial non-recourse sale of accounts receivable to an unconsolidated wholly owned special purpose corporation (“ARC”) in connection with an accounts receivable securitization program. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. Due to the accounting consolidation of ARC at the end of the third quarter of 2004, the Company recovered the remaining $6.4 million ($0.10 per diluted share) of discount costs during the fourth quarter of 2004. As a result of the consolidation of ARC, working capital, total assets and debt increased $222.2 million, $168.3 million and $161.8 million, respectively.

(c)	Fiscal year 2001 and 2002 have been restated to reflect our adoption of Statement of Financial Accounting Standards No. 145 which required gains and losses from extinguishment of debt be recorded as other income or expense before income taxes.

(d)	An extraordinary gain of $4.1 million ($0.11 per diluted share) was recorded in 2004 associated with the receipt of $4.7 million of cash for a 1983 matter related to Itel Corporation, the predecessor of the Company.

(e)	Stockholders’ equity reflects treasury stock purchases of $35.6 million, $46.9 million and $15.4 million in 2003, 2001 and 2000, respectively. The Company did not purchase any treasury shares in 2004 or 2002. As of December 31, 2004, stockholders’ equity reflects the dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders.

(f)	In 2000, the Company had $120.0 million of inventories returnable to vendor which had been paid for by the Company. The inventory was returned for cash in the first quarter of 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “prospects,” “estimated,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors also could cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier relationships, foreign political, economic and currency risks, risks associated with inventory, commodity price fluctuations and risks associated with the integration of recently acquired companies. The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 26 to 57 of this Report.
Acquisitions of Distribution Dynamics, Walters Hexagon and Pentacon, Inc.
      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. (“DDI”). Anixter paid $32.9 million in cash, inclusive of legal and advisory fees, for tangible assets with a fair value of $19.7 million. DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 230 associates located in sixteen locations in the United States. The Company believes DDI’s business model complements its strategy of building a global original equipment manufacturer supply business.
      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon Group Limited (“Walters Hexagon”). Anixter paid $43.9 million in cash and assumed $0.7 million of debt, inclusive of legal and advisory fees, for tangible assets with a fair value of $16.2 million. Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of nine service centers in the United Kingdom, France and Italy and employs approximately 350 people. The Company believes Walters Hexagon’s business model and position as a value-added distributor complements its existing U.S. original equipment manufacturer supply business.
      On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon, Inc. (“Pentacon”). Anixter paid $111.4 million in cash, inclusive of legal and advisory fees, for tangible assets with a fair value of $74.7 million. Pentacon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services and has 21 distribution and sales facilities in the United States, along with sales offices and agents in Europe, Canada, Mexico and Australia.
      These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company’s operating results would not have been significant. For further information regarding these acquisitions and related purchase accounting, see Note 6 “Acquisitions” in the Notes to the Consolidated Financial Statements.
      As a part of bringing the acquired businesses of DDI, Walters Hexagon and Pentacon together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies with the financial strength and global capabilities of the Company, a new brand name, Anixter Fastenerssm, was introduced in 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by the Company, as the Pentacon brand name will no longer be used in the industrial operations.

Financial Liquidity and Capital Resources
Overview
      As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be a factor of the rate of sales increase or decline, due to the corresponding change in working capital.
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
Cash Flow
      Year ended December 31, 2004: Consolidated net cash provided by continuing operating activities was $57.4 million in 2004, compared to $125.1 million for the same period in 2003. The decrease in cash flows from operations was primarily due to an increase in working capital of $47.2 million to support the 24.8% growth in sales. In 2003, working capital (accounts receivable, inventory and accounts payable and accrued liabilities) decreased $35.5 million due to a much lower sales growth rate of 4.2%. In 2004, net deferred tax assets increased $16.2 million as compared to a decrease of $14.1 million in the corresponding period in 2003 due to the reclassification of certain income tax reserves. Excluding non-cash items, primarily depreciation and amortization and the accretion of the zero coupon convertible notes, net income generated cash of $111.2 million in 2004 compared to $82.0 million in 2003.
      Consolidated net cash used in investing activities increased to $49.3 million in 2004 versus $36.8 million for the same period in 2003. During 2004, the Company spent $32.9 million to acquire DDI and $1.9 million in additional purchase consideration for Walters Hexagon, as compared to $42.0 million to acquire Walters Hexagon in the same period of 2003. Capital expenditures decreased $11.4 million during 2004 as compared to the corresponding period in 2003. The decrease is primarily the result of the Company spending $18.4 million during 2003 to complete the construction of the new corporate headquarters building. In the fourth quarter of 2003, the Company recovered approximately $27.0 million of capital that had been invested in this project during 2002 and 2003 through a sale and leaseback transaction. Capital expenditures are expected to be approximately $14.5 million in 2005.
      Consolidated net cash used in financing activities was $55.7 million in 2004 compared to $4.5 million in the corresponding 2003 period. In 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share that was paid on March 31, 2004. In 2003, the Company issued $378.1 million of 3.25% zero coupon convertible notes due 2033. Proceeds of $143.8 million were used to purchase a portion of the $35.6 million of treasury stock and $80.2 million of its 7% zero coupon convertible notes and retire its 8% senior notes. The Company did not purchase any treasury stock, or debt prior to maturity, during 2004. However, the Company completed the exchange of its convertible notes due 2033 for new notes due 2033 and refinanced its $275.0 million revolving credit facility with a similar sized facility in 2004. This resulted in additional deferred financing costs of $1.6 million as compared to $4.9 million of deferred financing costs recorded in the corresponding period in 2003 primarily related to the issuance of the convertible notes due 2033. In 2004, the Company had a net payment on the revolving credit agreements of $19.8 million compared to $33.6 million during 2003. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $20.9 million in 2004 compared to $6.5 million in 2003. In 2004, as a result of the exercise of stock options and the employee stock purchase plan, approximately 1.0 million shares were issued at an average price of $20.39. In the corresponding period in 2003, approximately 0.4 million shares were issued at an average price of $16.83.
      Year ended January 2, 2004: Consolidated net cash provided by continuing operating activities was $125.1 million in 2003, compared to $165.7 million for the same period in 2002. Excluding non-cash items, primarily depreciation and amortization and the accretion of the zero coupon convertible notes, net income generated cash of $82.0 million in 2003 compared to $76.3 million in 2002. Due to the decline in sales in 2002, working capital reductions provided $87.8 million compared to only $35.5 million in 2003 when sales, excluding acquired operations, were relatively flat. The significant reduction in the 2002 working capital was primarily driven by an $81.4 million reduction in inventory compared to only $33.9 million in 2003. In 2003, the Company ended the year in a net prepaid income tax position of $6.8 million compared to an accrual position of $4.7 million in 2002. The cash surrender value of company life insurance policies increased $5.4 million ($2.9 million due to premiums paid) in 2003 compared to a decline of $0.6 million in 2002. There were no premiums paid in 2002.
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
      Consolidated net cash used in financing activities was $4.5 million in 2003 compared to $48.8 million in the corresponding 2002 period. In 2003, the Company issued $378.1 million of 3.25% zero coupon convertible notes due 2033. Proceeds of $143.8 million were used to purchase a portion of the $35.6 million of treasury stock and $80.2 million of its 7% zero coupon convertible notes and retire its 8% senior notes. In the same period of 2002, the Company paid $118.3 million for the repurchase of its 7% zero coupon convertible notes and 8% senior notes. Net cash used to repay borrowings under the revolving credit agreements were $33.6 million during 2003 as compared to net proceeds from borrowing under the revolving credit agreements of $62.6 million in 2002. In 2003, the Company received $6.5 million from the issuance of 0.5 million shares of common stock for the exercise of stock options and the employee stock purchase plan compared to $7.5 million in 2002 for the issuance of 0.6 million shares.
Financings
Convertible Notes Due 2033
      In July 2003, the Company issued $378.1 million of 3.25% zero coupon convertible senior notes due 2033 (“Old Securities”) and exchanged the notes in December 2004 for new zero coupon convertible notes due 2033 (“New Securities”). As of the expiration of the exchange offer on December 10, 2004, $378.1 million aggregate principal amount at maturity of Old Securities had been tendered in exchange for an equal principal amount at maturity of New Securities. Each of the New Securities has a principal value at maturity of $1,000.
      The conversion of the Old Securities could be settled in stock, cash or a combination of cash and stock. The conversion of the New Securities will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock.
      Similar to the Old Securities, holders of the New Securities may convert each of them in any calendar quarter based on certain conditions.
      The Company may redeem the New Securities, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their New Securities at various prices on certain future dates beginning July 7, 2007. The company is required to pay the purchase price in cash.
      The convertible notes due 2033 are structurally subordinated to the indebtedness of Anixter. At December 31, 2004 and January 2, 2004, the book value of the convertible notes due 2033 was $150.9 million and $146.1 million, respectively. For further information regarding the convertible notes due 2033 see Note 8 “Debt” in the Notes to the Consolidated Financial Statements.

Accounts Receivable Securitization Program
      In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly owned, bankruptcy remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated for accounting purposes only in the financial statements of the Company (See Note 1 “Summary of Significant Accounting Policies”). At December 31, 2004, and January 2, 2004, ARC’s outstanding funding was $161.8 million and $145.7 million and had an effective interest rate of 2.90% and 1.68%, respectively.
      The average outstanding funding extended to ARC during the year ended December 31, 2004 and January 2, 2004 was approximately $159.2 million and $130.1 million, respectively. The effective funding rate on the ARC funding was 2.04%, 2.06% and 2.60% in 2004, 2003 and 2002, respectively.
Convertible Notes Due 2020
      On June 28, 2000, the Company issued $792.0 million of 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). Each Convertible Note due 2020 has a principal value at maturity of $1,000. The net proceeds from the issue were $193.4 million and were initially used to repay working capital borrowings under the floating rate bank line of credit. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Through 2003, the Company has repurchased a portion of the Convertible Notes due 2020 with a book value of $177.2 million at a cost of $179.4 million. There were no repurchases in 2004. Remaining issuance costs at December 31, 2004 of approximately $1.3 million are being amortized through June 2020 using the straight-line method.
      Holders of the remaining Convertible Notes due 2020 may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company’s common stock for which the Company has reserved 1.4 million shares at December 31, 2004 based on the number of currently outstanding bonds. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2020 at the accreted value on certain future dates beginning June 28, 2005. In December 2004, the Company gave notice under the indenture governing the Convertible Notes due 2020 of its irrevocable election to pay such amounts in cash.
      The Convertible Notes due 2020 are structurally subordinated to the indebtedness of Anixter. The remaining face value of the Convertible Notes due 2020 outstanding was $196.3 million with a book value of $67.6 million and $63.1 million at December 31, 2004 and January 2, 2004, respectively. For more information regarding the Convertible Notes due 2020 see Note 8 “Debt” in the Notes to the Consolidated Financial Statements.
8% Senior Notes
      During 2003, the Company retired the remaining $8.0 million outstanding 8% senior notes. The Company recorded a loss on the extinguishment of debt of $0.4 million in 2002 from repurchases of a portion of these notes prior to maturity.
Revolving Lines of Credit
      On June 18, 2004, Anixter Inc. entered into a new five-year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restrict the leverage ratio and set a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the second quarter of 2004 for the write-off of deferred financing costs remaining from the refinanced facility.

      In March 2003, Anixter cancelled $115.0 million of the $390.0 million five-year agreement that was set to expire in October 2005 in order to reduce costs associated with this excess availability. Accordingly, in 2003, Anixter recorded a loss on the extinguishment of debt in its consolidated statements of operations of approximately $0.4 million to expense the financing fees associated with this portion of the revolving credit agreement.
      At December 31, 2004, the primary liquidity source for Anixter is the new $275.0 million, five-year revolving credit agreement, $30.0 million of which was outstanding, leaving $245.0 million available to be borrowed. Approximately $67.0 million may be used to pay the Company for intercompany liabilities. The borrowing rate on the revolving credit agreement was 3.50% at December 31, 2004. Facility fees of 22.5 basis points in 2004 and 25.0 basis points in 2003 and 2002, respectively, payable on the five-year revolving credit agreement totaled $0.7 million, $0.7 million and $1.0 million in 2004, 2003 and 2002, respectively, and were included in interest expense in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Under the leverage ratio, as of December 31, 2004, all of the $245.0 million available under bank revolving lines of credit at Anixter would be permitted to be borrowed, of which $190.7 million may be used to pay dividends to the Company.
      At December 31, 2004 and January 2, 2004, certain foreign subsidiaries had approximately $24.0 million and $20.4 million, respectively, available under bank revolving lines of credit, $2.1 million of which was outstanding at December 31, 2004 and none at January 2, 2004.
Shelf Registration
      On December 17, 2004, Anixter Inc. filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $300.0 million of debt securities, guaranteed by the Company. The registration became effective on February 15, 2005.
Contractual Cash Obligations and Commitments
      The Company has the following contractual cash obligations as of December 31, 2004:

	Payments due by period

						Beyond
	2005	2006	2007	2008	2009	2009	Total

	(In millions)
Long-Term Debt[1]	$—	$—	$161.8	$—	$32.1	$574.4	$768.3
Purchase Obligations[2]	269.4	0.3	—	—	—	—	269.7
Operating Leases	43.8	34.8	26.1	19.5	17.2	88.8	230.2
Deferred Compensation Liability[3]	0.2	2.7	1.3	0.8	0.6	15.0	20.6
Pension Plans[4]	10.0	—	—	—	—	—	10.0
Capital Lease Obligations	0.2	0.2	0.2	0.2	0.2	0.5	1.5
Restructuring Liability	0.6	0.3	0.2	0.1	0.1	—	1.3

Total Obligations	$324.2	$38.3	$189.6	$20.6	$50.2	$678.7	$1,301.6

1 Holders of the Company’s 7% zero coupon convertible notes, with a face value of $196.3 million, may require the Company to purchase, at a book value of $67.6 million, all or a portion of their convertible notes in June 2005. Holders of the Company’s 3.25% zero coupon convertible notes, with a face value of $378.1 million, may require the Company to purchase, at a book value of $150.9 million, all or a portion of their convertible notes in July 2007. The securitization program is a three-year agreement expiring in 2007. The outstanding balance at December 31, 2004 was $161.8 million. Anixter entered into a five-year revolving credit agreement in 2004 and had borrowings of $32.1 million as of December 31, 2004.
2 Purchase obligations primarily consists of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

3 A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 31, 2004, the long-term deferred compensation liability was $20.6 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased a series of company-owned life insurance policies on the lives of plan participants. At December 31, 2004, the cash surrender value of these company life insurance policies was $21.8 million.
4 The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 31, 2004 and January 2, 2004, the pension liability was $43.6 million and $34.6 million, respectively. The Company currently estimates that it will contribute $10.0 million to its pension funds in 2005. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2005.
Share Repurchases
      In 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of the Convertible Notes due 2033. No shares were repurchased in 2004 or 2002. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.
Interest Expense
      Interest expense for continuing operations was $13.8 million, $12.8 million and $15.5 million for 2004, 2003, and 2002, respectively. The increase in interest expense in 2004 from 2003 is due to higher debt levels as a result of an increase in working capital to support the sales growth along with the accounting consolidation of the securitization facility. The decrease in interest expense in 2003 from 2002 is due to a reduction in interest rates. The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on 60.3% and 100% of debt obligations at December 31, 2004 and January 2, 2004, respectively, was fixed or capped. Total outstanding debt at December 31, 2004 and January 2, 2004 was $412.4 million and $239.2 million, respectively. In 2003, ARC had outstanding debt of $145.7 million, which was not consolidated. The impact of interest rate swaps and caps for 2004, 2003 and 2002 was an increase to interest expense of $0.6 million, $0.6 million and $0.1 million, respectively.
Income Taxes
      Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $134.2 million at December 31, 2004, which are subject to various provisions of each respective country. Approximately $40.0 million of this amount expires between 2005 and 2014, and $94.2 million of the amount has an indefinite life. Of the $134.2 million NOL carryforwards of foreign subsidiaries, $91.4 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 2004, were approximately $42.8 million, which are subject to various provisions of each respective country. Approximately $25.2 million of this amount expires between 2005 and 2014 and $17.6 million of the amount has an indefinite life. During 2004, a tax benefit of $2.9 million was recognized for NOLs for which future utilization was determined to be probable. The deferred tax asset and valuation allowance has been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Liquidity Considerations and Other
      Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations.
      At the current level of operating margin and working capital turns, the Company estimates that in 2005 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses and issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the sales growth rate in 2005 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. The Company has adequate facilities to fund its expected growth in operations.
      Shortly after the filing of the Company’s 2004 Form 10-K, Anixter Inc. is planning on issuing $200 million of senior, unsecured 10-year notes. These notes will be fully and unconditionally guaranteed by the Company. The proceeds of this note offering will be used to redeem on June 28, 2005 all of the issued and outstanding Convertible Notes due 2020, pay down our revolving line of credit and for general corporate purposes.
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
      Our recent operating results have been favorably affected by the rise in commodity prices, primarily petrochemicals and copper, which are components in some of the products we sell. As current purchase costs with suppliers increase due to higher commodity prices, our percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase, results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting our results.
Overview
      In 2004, we saw positive trends in all of the geographies in which the Company operates, helping to make 2004 a year of organic revenue growth for the first time since 2000. Net sales increased $650.0 million, or approximately 24.8%, to $3,275.2 million in 2004. The acquisitions of DDI and Walters Hexagon, excluding foreign exchange of $2.4 million, contributed $121.3 million to the increase in sales in 2004 as compared to the corresponding period in 2003. Excluding these acquisitions, net sales increased $526.3 million in 2004 due to improved economic conditions, commodity driven price increases, an increase in larger capital projects and an expanded product offering. Exchange rate changes related to the weaker U.S. dollar increased sales by $67.9 million.
      Operating margins increased in 2004 to 4.2% as compared to approximately 3.5% in 2003. Gross margins declined 40 basis points in 2004 as compared to 2003 primarily due to an increase in larger capital projects, excess industry capacity and the timing of passing through commodity price increases to customers with long-term contracts. Gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million arising primarily from the reduction in risks associated with the value of certain inventories.
      Operating expenses were unfavorably affected in 2004 by $5.2 million related to the relocation of the Company’s largest distribution facility, severance costs associated with a staff reduction in Europe and acquisition related charges. In 2004, the Company recorded an impairment charge of $1.8 million for the write-off of intangible assets associated with the Pentacon trade name. As compared to 2003, the Company saw operating profits increase 49.5% in 2004. The increase in operating profit is due to the combination of unit growth and commodity driven price increases, the acquisitions of Walters Hexagon and DDI, exchange rate changes related to the weaker U.S. dollar and net favorable adjustments mentioned above that occurred in the fourth quarter of 2004. Including the unfavorable operating expense adjustments, operating expenses as a percent of sales declined 100 basis points from the corresponding period in 2003 due to the Company’s continued tight expense controls and the leveraging of existing infrastructure. As a result, operating margins of 4.2% showed an improvement of 70 basis points over 2003.
      Beginning in the fourth quarter of 2004, $1.2 million of costs associated with the accounts receivable securitization program (primarily funding costs), have been recorded as “interest expense,” while similar type costs are included in “other expense” in 2003. At the inception of this program in 2000, the Company recorded a charge of $8.8 million for the initial discounting of receivables sold to ARC. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. With the consolidation of ARC, the remaining $6.4 million of discount costs were recovered during the fourth quarter of 2004.
      Other expenses increased in the current year due to larger foreign exchange losses. Foreign exchange losses totaled $5.6 million in 2004, as compared to minimal gains and losses in the corresponding period in 2003 and 2002. In 2004, a $1.5 million gain was recorded relating to the cash surrender value of life insurance policies compared to a gain of $2.5 million in 2003 and a loss of $0.5 million in 2002. In addition, the Company incurred $0.9 million of fees related to the exchange of the Convertible Notes due 2033 in 2004.
      In 2004, the Company recorded a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with early termination and refinancing of the Company’s $275.0 million revolving credit facility. In the prior year, the Company recorded a pre-tax loss of $6.6 million for the early extinguishment of $67.5 million of its 7% zero coupon convertible notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility. In 2002, the Company recorded a pre-tax loss of $0.7 million for the early extinguishment of $109.7 million of its 7% zero coupon convertible notes and $10.7 million of its 8% senior notes. The extraordinary gain of $4.1 million in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.
      As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. In any given reporting period, the amount of cash consumed or generated by operations will primarily be a function of the rate of sales increase or decline, due to the corresponding change in working capital. In periods when sales are increasing, the expanded working capital (accounts receivable, inventory and accounts payable and accrued liabilities) needs will be funded primarily by cash provided by operations. In 2004, working capital increased $47.2 million to support the 24.8% growth in sales. On March 31, 2004, the Company returned $55.1 million to its shareholders through a special dividend. As of December 31, 2004, the Company had $53.4 million in cash and its debt to total capitalization was a modest 35.1%.
2004 versus 2003
Consolidated Results of Operations

	Years ended

	December 31,	January 2,	Percent
	2004	2004	Change

	(In millions)
Net sales	$3,275.2	$2,625.2	24.8%
Gross profit	$790.3	$642.2	23.1%
Operating expenses	$652.3	$549.9	18.6%
Operating income	$138.0	$92.3	49.5%

      Net Sales: The Company’s net sales increased 24.8% to $3,275.2 million from $2,625.2 million in the same period in 2003. The acquisitions of Walters Hexagon in September 2003 and DDI in June 2004, along with favorable effects from changes in exchange rates, accounted for $121.3 million and $67.9 million of the increase, respectively. Excluding the acquisitions of Walters Hexagon and DDI and the effects from changes in exchange rates, the Company’s net sales increased 17.7% during 2004 from the same period in 2003. The increase in net sales was due to improved economic conditions, commodity-driven price increases, an increase in larger capital projects, an expanded product offering and market share gains.
      Gross Margins: Gross margins decreased to 24.1% in 2004 from 24.5% in the corresponding period in 2003. The primary reason for the decline was an increase in larger capital projects during 2004 as compared to 2003. Due to excess capacity in the industry, pricing on these projects was extremely competitive, which reduced gross margins. Also, the timing of passing through commodity price increases to customers with long-term contracts put pressure on gross margins. Gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million, arising primarily from the reduction in risks associated with the value of certain inventories.
      Operating Income: As a result of higher sales, operating margins were 4.2% for the fiscal year ended December 31, 2004 as compared to 3.5% in the corresponding period in 2003. Operating expenses increased $102.4 million in 2004 from the corresponding period in 2003. The Walters Hexagon and DDI acquisitions increased operating expenses by $30.3 million, while changes in exchange rates increased operating expenses by $13.5 million. Operating expenses were negatively affected in 2004 by unfavorable expenses of $5.2 million related to the relocation of the Company’s largest distribution facility, severance costs associated with a staffing reduction in Europe and acquisition related charges. As a result of the Company’s new branding strategy of its recently-acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the above, operating expenses increased $51.5 million, or 9.4%, primarily due to variable costs associated with higher sales volumes, increases in healthcare and pension costs, expenses associated with additional restricted stock grants and an increase in employee incentives due to our improved operating performance.
      Interest Expense: Consolidated interest expense increased to $13.8 million in 2004 from $12.8 million in 2003. Interest expense increased due to the accounting consolidation of ARC, effective October 1, 2004, and an increase in the average borrowings. The average long-term funding balance was $309.0 million and $229.7 million for 2004 and 2003, respectively. The average interest rate for 2004 and 2003 was 4.5% and 5.6%, respectively. The increase in average funding associated with the ARC facility was $45.4 million with an average interest rate of 2.6%.
      Other, net income (expense):

	Years ended

	December 31,	January 2,
	2004	2004

	(In millions)
Foreign exchange	$(5.6)	$—
Accounts receivable securitization	3.6	(2.8)
Cash surrender value of life insurance policies	1.5	2.5
Exchange offer fees	(0.9)	—
Sale of fixed assets	(0.2)	(0.3)
Other	(1.3)	0.6

	$(2.9)	$—

      Foreign exchange produced a net loss of $5.6 million in 2004 as compared to minimal gains in the corresponding period of 2003. A significant portion of the net loss in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar. The accounts receivable securitization program had income of $3.6 million for 2004, compared to $2.8 million of expenses in 2003. In the fourth quarter of 2004, the Company recorded $6.4 million of income for the recovery of discount costs previously incurred on accounts receivable sold to ARC. Beginning in the fourth quarter of 2004, funding costs associated with the accounts receivable securitization program are included in interest expense as ARC is now consolidated for accounting purposes in the Company’s consolidated financial statements. In conjunction with the exchange offer of the Company’s Convertible Notes due 2033, the Company incurred $0.9 million of fees.
      Income Taxes: The consolidated tax provision increased to $47.0 million in 2004 from $31.0 million in the corresponding period in 2003, due to an increase in income before taxes and extraordinary gain. The 2004 effective tax rate (excluding extraordinary gain) is 39.0% compared to 42.5% in 2003. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country-level net operating loss positions. The Company recorded a tax benefit of $2.9 million in 2004 related to the adjustment of valuation allowances for certain foreign NOL carryforwards, which was offset by a $3.2 million charge associated with the conclusion of the examination of the 1999-2001 federal income tax returns by the IRS. The change in tax rate increased income before extraordinary gain and net income by $4.2 million or $0.11 per diluted share in 2004.
      Net Income: Net income for 2004 was $77.7 million compared with $41.9 million for 2003. In addition to the above, the Company recorded a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with early termination and refinancing of the Company’s $275.0 million revolving credit facility. In 2003, the Company recorded a pre-tax loss of $6.6 million in 2003 for the early extinguishment of $67.5 million of its 7% zero coupon convertible notes and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility.
North America Results of Operations

	Years ended

	December 31,	January 2,	Percent
	2004	2004	Change

	(In millions)
Net sales	$2,494.5	$2,044.1	22.0%
Gross profit	$602.2	$496.4	21.3%
Operating expenses	$482.0	$420.7	14.6%
Operating income	$120.2	$75.7	58.7%
      Net Sales: When compared to 2003, North America net sales for 2004 increased 22.0% to $2,494.5 million. The acquisition of DDI accounted for $34.2 million of the increase, while favorable changes in the Canadian exchange rate accounted for $23.7 million of the increase. Excluding DDI and the exchange rate impact, North America net sales increased 19.2% during 2004 as compared to the corresponding period in 2003. The combined enterprise cabling and industrial wire and cable sales increased 21.0% in 2004 as compared to the corresponding period in 2003, due to improved economic conditions, price increases driven by higher copper and data cabling prices, expanded product offering and a favorable exchange rate impact. In the OEM supply market, the Pentacon operations reported a 22.5% increase in sales on a combination of improved customer demand and new contract additions. Sales to telecom-related OEMs increased 11.9% in 2004 as compared to the corresponding period in 2003.
      Gross Margins: North America’s gross margins decreased slightly to 24.1% in 2004 from 24.3% for the same period in 2003. The decrease is primarily due to a higher percentage of larger capital projects, which had lower gross margins due to excess capacity in the industry. Also, the timing of passing through commodity price increases to customers with long-term contracts put pressure on gross margins. North America gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million arising primarily from the reduction in risks associated the value of certain inventories.
      Operating Income: Operating expenses increased $61.3 million in 2004 from the corresponding period in 2003. The DDI acquisition accounted for $10.0 million of the increase, while changes in exchange rates increased operating expenses by $4.0 million. Excluding the acquisition of DDI and the exchange rate impact, North America operating expenses increased 11.2%, primarily due to variable costs associated with the increase in sales volume, higher pension and healthcare costs, expenses related to additional restricted stock grants and an increase in employee incentives due to our strong operating performance. North America operating expenses were negatively affected in 2004 by unfavorable expenses of $3.3 million related to the relocation of the Company’s largest distribution facility and acquisition-related charges. As a result of the

Company’s new branding strategy of its recently acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Primarily as a result of higher daily sales, continued tight expense controls and the leveraging of the existing infrastructure, North America operating margins increased to 4.8% in 2004 from 3.7% in same period in 2003. Exchange rate changes had a $1.2 million favorable impact on operating income.
Europe Results of Operations

	Years ended

	December 31,	January 2,	Percent
	2004	2004	Change

	(In millions)
Net sales	$554.3	$393.1	41.0%
Gross profit	$141.0	$107.5	31.1%
Operating expenses	$131.1	$93.1	40.9%
Operating income	$9.9	$14.4	(30.6)%
      Net Sales: Europe net sales increased 41.0% in 2004 to $554.3 million from $393.1 million in the corresponding period in 2003, including a $42.6 million favorable effect from changes in exchange rates and an increase of $87.1 million as a result of the acquisition of Walters Hexagon at the end of the third quarter of 2003. Excluding Walters Hexagon and exchange rate impact, sales increased 8.4%. Overall, demand remains comparatively weak resulting in significant margin pressure.
      Gross Margins: Europe’s gross margins decreased to 25.4% in 2004 from 27.4% in the same period in 2003. The decrease is primarily due to large projects at reduced margins, a change in product mix which had lower gross margins and significant pricing pressures resulting from excess capacity in the industry. Walters Hexagon added 50 basis points to Europe’s gross margins in 2004.
      Operating Income: Compared to 2003, Europe operating expenses increased 40.9%, or $38.0 million, to $131.1 million in 2004. Included in the increase are $20.3 million of expenses related to Walters Hexagon and $9.2 million for changes in exchange rates. Excluding Walters Hexagon and the exchange rate impact, operating expenses increased $8.5 million, or 9.7%, higher than 2003. Operating margins decreased in 2004 to 1.8% from 3.7% as compared to 2003. The decrease is primarily due to a higher percentage of large projects at reduced margins, significant pricing pressures and severance costs associated with a staff reduction. Walters Hexagon added 60 basis points to Europe’s operating margins, while exchange rate changes had a $1.1 million favorable impact on operating income.
Emerging Markets Results of Operations

	Years ended

	December 31,	January 2,	Percent
	2004	2004	Change

	(In millions)
Net sales	$226.4	$188.0	20.5%
Gross profit	$47.1	$38.3	23.1%
Operating expenses	$39.2	$36.1	8.1%
Operating income	$7.9	$2.2	258.4%
      Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 20.5% to $226.4 million in 2004 from $188.0 million in the corresponding period in 2003, including a $1.5 million favorable impact from changes in exchange rates. The increase reflects larger projects and product and market expansion.
      Gross Margins: During 2004, Emerging Markets’ gross margins increased to 20.8% from 20.4% in the corresponding period in 2003. The improvement is primarily due to price increases in Venezuela and higher gross margins throughout Asia.
      Operating Income: Emerging Markets operating income increased $5.7 million from $2.2 million in 2003. Operating expenses increased 8.1% as compared to the corresponding period in 2003. As a result of the higher sales levels, improved gross margins and tight expense controls, operating margins increased to 3.5% in 2004 from 1.2% in the corresponding period in 2003. Exchange rate changes had a $0.4 million favorable impact on operating income.
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
      Other, net income (expense):

	Years ended

	January 2,	January 3,
	2004	2003

	(In millions)
Accounts receivable securitization	$(2.8)	$(2.7)
Cash surrender value of life insurance policies	2.5	(0.5)
Sale of fixed assets and securities	(0.3)	2.9
Foreign exchange	—	(0.1)
Other	0.6	0.7

	$—	$0.3

      Income Taxes: The consolidated effective tax provision increased to $31.0 million in 2003 from $28.7 million in 2002, primarily due to an increase in the income tax rate. The 2003 effective tax rate was 42.5% compared to 40.0% in 2002. The increase in the effective tax rate was primarily a result of an increase in non-deductible losses in certain foreign entities.

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
      Net Sales: When compared to the corresponding period in 2002, North America net sales for the year ended January 2, 2004 increased 2.4% to over $2.0 billion. The acquisition of Pentacon on September 20, 2002 represents $133.3 million of the increase. The sales decline in the remaining business was primarily due to a decrease of $80.0 million in sales to telecom-related original equipment manufacturers. In addition, 2003 had 52 weeks compared to 53 weeks in 2002. Daily sales levels for the remainder of the business remained steady.
      Gross Margins: Gross margins increased to 24.3% in 2003 from 23.6% for the same period in 2002. The increase was primarily due to a lower percentage of contract sales to telecom-related original equipment manufacturers in 2003, which have lower gross margins, and the addition of higher gross margin Pentacon sales. Pentacon increased the North America gross margins by 50 basis points in 2003 from 2002. Sales to telecom-related original equipment manufacturers represented 10.5% of North America sales in 2003 as compared to 14.7% in 2002.
      Operating Income: Operating expenses increased $32.7 million in 2003 from the corresponding period in 2002, due to the acquisition of Pentacon. In addition, the 2002 operating expense included the reversal of $0.9 million of excess restructuring accruals. The reduction in variable costs associated with the reduced sales levels more than offset higher pension, healthcare and insurance costs. The 2003 North America operating income included $4.8 million of operating income related to Pentacon, as compared to $0.5 million in 2002. Primarily as a result of lower sales to telecom-related original equipment manufacturers, North America operating margins declined to 3.7% in 2003 from 4.2% in the same period in 2002.
Europe Results of Operations

	Years ended

	January 2,	January 3,	Percent
	2004	2003	Change

	(In millions)
Net sales	$393.1	$344.9	14.0%
Gross profit	$107.5	$90.3	19.1%
Operating expenses	$93.1	$85.0	9.7%
Operating income	$14.4	$5.3	169.2%
      Net Sales: Europe net sales increased 14.0% in 2003 to $393.1 million from $344.9 million in 2002, including a $50.8 million favorable effect from changes in exchange rates and an increase of $19.0 million as a result of the acquisition of Walters Hexagon. The decrease in local currency sales reflected the continued weak economic conditions in many of the major countries. In addition, 2003 had 52 weeks as compared to 53 weeks in 2002.
      Gross Margins: Europe’s gross margins increased to 27.4% in 2003 from 26.2% in 2002. The improvement was primarily due to the weaker U.S. dollar making U.S-sourced inventory more price competitive and the addition of higher gross margins from Walters Hexagon sales. Walters Hexagon added 10 basis points to Europe’s gross margins in 2003.
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
      Net Sales: Emerging Markets’ (Asia Pacific and Latin America) net sales were up 5.0% to $188.0 million in 2003 from $179.0 million in 2002, including a $1.8 million unfavorable impact from changes in exchange rates and one additional week in 2002 as compared to 2003. The increase reflected an overall improvement in average daily volume from new customers and sales to telecom-related original equipment manufacturers in Asia Pacific.
      Gross Margins: For 2003, Emerging Markets’ gross margins increased to 20.4% from 19.6% in 2002. The improvement was primarily due to a reduction in inventory obsolescence provisions for Asia Pacific.
      Operating Income: Emerging Markets’ operating income increased $3.5 million from a $1.3 million loss in 2002 to $2.2 million of income in 2003. The operating loss in 2002 included the benefit of the reversal of excess restructuring accruals of $0.5 million. The $3.5 million improvement reflects the higher sales levels, improved gross margins and tightened expense controls. Exchange rate changes had a minimal impact on operating income.
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
      Allowance for Doubtful Accounts: Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

•	Customers that have refused to pay their balances are reserved based on the historical write-off percentages;

•	Risk accounts are individually reviewed and the reserve is based on the probability of potential default; and

•	The outstanding balance for customers who have declared bankruptcy is reserved at 100%.
      If circumstances change (i.e., higher/lower than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations to the Company), the Company’s estimates of the recoverability of amounts due to the Company could be reduced/increased by a material amount.

      Inventory Obsolescence: At December 31, 2004 and January 2, 2004, the Company reported inventory of $580.1 million and $499.1 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following:

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
      Deferred Tax Assets: The Company applies a three-year cumulative taxable income test for foreign subsidiaries whose results are not included in the U.S. tax return in determining whether to recognize an income tax benefit for their respective foreign NOL carryforwards, with a resultant adjustment to the valuation allowance. Qualitative factors surrounding a particular subsidiary are also examined and, in certain circumstances (e.g., projections of further losses for that subsidiary in the short-term), an income tax benefit may not be recorded (and therefore, the valuation allowance not adjusted) even when the three-year cumulative taxable income is positive for a given subsidiary.
      Pension Expense: The Company accounts for its defined benefit pension plans in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. In 2004, the Company made a $10.2 million contribution to its various plans. SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan’s assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants.
      A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.95%. This expected return on plan assets is included in the net periodic benefit cost. The plan assets produced an actual return of approximately 9% in 2004. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants.
      At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on relevant market indices (Citigroup pension liability index, Moody’s Aa corporate bond yield and Bloomberg AAA/ AA 15 + year). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 31, 2004, the Company determined this rate to be 5.79% on a consolidated basis.
      As of December 31, 2004, the Company’s consolidated pension liability was $43.6 million, up from $34.6 million at the end of 2003. For the year ended December 31, 2004, the Company recognized a consolidated pre-tax net periodic cost of $12.2 million, up from $9.1 million in 2003. Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a result of a reduced discount rate and other actuarial gains and losses, the Company estimates its 2005 net periodic cost to increase by 5.0% to 10.0%. As a sensitivity measure, the effect of a 50 basis point decline in the discount rate assumption would result in an increase in the 2005 pension expense of approximately $3.1 million and an increase in the projected benefit obligations at December 31, 2004 of $22.3 million.

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
      As of December 31, 2004, the Company has recorded a current income tax payable of $32.8 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $15.1 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated wholly within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.
Other
      The Company’s independent registered public accounting firm, Ernst & Young LLP, informed our Audit Committee of our Board of Directors that, in connection with certain income tax compliance services, a member firm of Ernst & Young LLP held employment and business and corporate income tax related funds of a de minimis amount and made payment of such funds to the applicable tax authorities in respect of our representative offices in China and employees in those offices. These actions by the member firm of Ernst & Young LLP have been discontinued.
      Ernst & Young LLP has also informed our Audit Committee that certain partners in a member firm of Ernst & Young LLP had an investment in a company, an affiliate of which provided a registered office and corporate secretarial services to our Singapore subsidiary. Fees paid for these services were de minimis. These partners have sold their ownership interest, and the entity providing services to us is no longer considered an associated entity of Ernst & Young LLP.
      Ernst & Young LLP has concluded that these activities, although violative of the SEC’s independence rules, have not impaired their independence. Ernst & Young LLP has represented to us that they are independent certified public accountants with respect to us within the meaning of the federal securities laws and the rules and regulations thereunder, including the independence rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002 and Rule 3600 T of the Public Company Accounting Oversight Board.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See in Note 1 “Interest rate agreements” and “Foreign currency forward contracts” and Note 8 “Debt” to the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations. Approximately 30% of the Company’s sales were denominated in foreign currency in 2004 and approximately 28% in 2003 and 27% in 2002. The Company’s exposure to currency rate fluctuations primarily relate to the Euro, British Pound, Canadian Dollar, Venezuelan Bolivar, Brazilian Real and Mexican Peso.
      As of December 31, 2004 and January 2, 2004, the Company had a significant amount of assets and liabilities that are denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at December 31, 2004 and January 2, 2004, were approximately $151.9 million and $157.2 million, respectively. The Company has purchased approximately $72.3 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. If there was a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $8.0 million.
      The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate (“LIBOR”) component of the interest rate on a portion of its floating rate obligations. As a result, the interest rate on 60.3% and 100% of debt obligations at December 31, 2004 and January 2, 2004, respectively, was fixed or capped.
      The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a one-percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.3 million and $0.3 million in 2004 and 2003, respectively, and decreased the value of foreign currency forward contracts by $7.7 million and $8.4 million in 2004 and 2003, respectively. The estimated fair market value of the Company’s outstanding fixed rate debt at December 31, 2004 and January 2, 2004 was $273.2 million and $229.1 million, respectively. If interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 2.0% or 2.1%, respectively, for 2004 and decrease by 2.8% or increase by 3.0% for 2003, respectively. Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company’s financial structure.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
      We have audited the accompanying consolidated balance sheets of Anixter International Inc. and subsidiaries as of December 31, 2004 and January 2, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 31, 2004 and January 2, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2005

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

Net sales	$3,275.2	$2,625.2	$2,520.1
Cost of operations:
Cost of goods sold	2,484.9	1,983.0	1,923.0
Operating expenses	647.8	548.2	509.0
Amortization of intangibles	2.7	1.7	0.4
Impairment charge	1.8	—	—

Total costs and expenses	3,137.2	2,532.9	2,432.4

Operating income	138.0	92.3	87.7
Other (expense) income:
Interest expense	(13.8)	(12.8)	(15.5)
Extinguishment of debt	(0.7)	(6.6)	(0.7)
Other, net	(2.9)	—	0.3

Income before income taxes and extraordinary gain	120.6	72.9	71.8
Income tax expense	47.0	31.0	28.7

Income before extraordinary gain	73.6	41.9	43.1
Extraordinary gain, net of tax of $0.6	4.1	—	—

Net income	$77.7	$41.9	$43.1

Basic income per share:
Income before extraordinary gain	$2.00	$1.15	$1.17
Extraordinary gain	$0.11	$—	$—
Net income	$2.11	$1.15	$1.17
Diluted income per share:
Income before extraordinary gain	$1.90	$1.13	$1.13
Extraordinary gain	$0.11	$—	$—
Net income	$2.01	$1.13	$1.13
Dividend per common share	$1.50	$—	$—
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	January 2,
	2004	2004

ASSETS
Current assets
Cash and cash equivalents	$53.4	$101.4
Accounts receivable (less allowances of $18.0 and $17.3 in 2004 and 2003, respectively)	620.4	255.5
Note receivable — unconsolidated subsidiary	—	56.5
Inventories	580.1	499.1
Deferred income taxes	16.3	16.5
Other current assets	11.7	18.9

Total current assets	1,281.9	947.9
Property and equipment, at cost	183.8	180.7
Accumulated depreciation	(141.2)	(137.6)

Net property and equipment	42.6	43.1
Goodwill	293.6	278.5
Other assets	88.5	101.9

	$1,706.6	$1,371.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$323.2	$304.4
Accrued expenses	143.4	80.8

Total current liabilities	466.6	385.2
Long-term debt	412.4	239.2
Other liabilities	64.6	56.2

Total liabilities	943.6	680.6
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 37,375,676 and 36,376,411 shares issued and outstanding in 2004 and 2003, respectively	37.4	36.4
Capital surplus	50.7	21.8
Retained earnings	660.1	638.2
Accumulated other comprehensive income (loss):
Foreign currency translation	16.6	(4.8)
Minimum pension liability	(1.8)	(0.5)
Unrealized loss on derivatives	—	(0.3)

Total accumulated other comprehensive income (loss)	14.8	(5.6)

Total stockholders’ equity	763.0	690.8

	$1,706.6	$1,371.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

Operating activities
Net income	$77.7	$41.9	$43.1
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Extraordinary gain	(4.1)	—	—
Impairment of intangible asset	1.8	—	—
Loss on extinguishment of debt	0.7	6.6	0.7
Loss (gain) on sale or disposal of fixed assets and securities	0.2	0.3	(2.9)
Depreciation	16.4	18.0	19.1
Accretion of zero coupon convertible notes	9.3	8.9	11.9
Amortization of restricted stock	5.8	3.9	3.4
Amortization of intangible assets and deferred financing costs	3.4	2.4	1.0
Income tax savings from employee stock plans	3.9	0.6	2.5
Deferred income taxes	(16.2)	14.1	(0.8)
Changes in assets and liabilities:
Accounts receivable	(57.3)	(7.1)	37.8
Inventory	(57.1)	33.9	81.4
Accounts payable and accruals	67.2	8.7	(31.4)
Other, net	5.7	(7.1)	(0.1)

Net cash provided by continuing operating activities	57.4	125.1	165.7
Investing activities
Capital expenditures	(14.5)	(25.9)	(16.9)
Acquisition of businesses	(34.8)	(42.0)	(110.4)
Proceeds from sale of fixed assets	—	28.6	2.9
Proceeds from sale of investment	—	2.5	2.0

Net cash used in continuing investing activities	(49.3)	(36.8)	(122.4)
Financing activities
Proceeds from long-term borrowings	446.9	345.3	262.6
Repayment of long-term borrowings	(466.7)	(378.9)	(200.0)
Payment of cash dividend	(55.1)	—	—
Proceeds from issuance of common stock	20.9	6.5	7.5
Deferred financing costs	(1.6)	(4.9)	(0.6)
Proceeds from issuance of notes payable	—	143.8	—
Retirement of notes payable	—	(80.2)	(118.3)
Purchases of common stock for treasury	—	(35.6)	—
Other, net	(0.1)	(0.5)	—

Net cash used in continuing financing activities	(55.7)	(4.5)	(48.8)

(Decrease) increase in cash and cash equivalents from continuing operations	(47.6)	83.8	(5.5)
Cash used in discontinued operations	(0.4)	(1.5)	(2.6)
Cash and cash equivalents at beginning of year	101.4	19.1	27.2

Cash and cash equivalents at end of year	$53.4	$101.4	$19.1

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Income

Balance at December 28, 2001	36.9	$36.9	$32.5	$553.2	$(59.5)
Net income	—	—	—	43.1	—	$43.1
Other comprehensive income:
Foreign currency translation	—	—	—	—	20.7	20.7
Minimum pension liabilities, net of tax of $0.2	—	—	—	—	(0.3)	(0.3)
Change in fair market value of foreign exchange contracts, net of tax of $3.4	—	—	—	—	(5.1)	(5.1)

Comprehensive income						$58.4

Issuance of common stock and related tax benefits	0.6	0.6	12.7	—	—

Balance at January 3, 2003	37.5	37.5	45.2	596.3	(44.2)
Net income	—	—	—	41.9	—	$41.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	39.1	39.1
Minimum pension liability, net of tax of $0.1	—	—	—	—	(0.2)	(0.2)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	(0.3)	(0.3)

Comprehensive income						$80.5

Issuance of common stock and related tax benefits	0.5	0.5	10.6	—	—
Purchase and retirement of treasury stock	(1.6)	(1.6)	(34.0)	—	—

Balance at January 2, 2004	36.4	36.4	21.8	638.2	(5.6)
Net income	—	—	—	77.7	—	$77.7
Other comprehensive income:
Foreign currency translation	—	—	—	—	21.4	21.4
Minimum pension liability, net of tax of $0.6	—	—	—	—	(1.3)	(1.3)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	0.3	0.3

Comprehensive income						$98.1

Dividends on common stock ($1.50 per share)	—	—	—	(55.8)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 31, 2004	37.4	$37.4	$50.7	$660.1	$14.8

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization: Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).
      Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2004 and 2003 and 53 weeks in 2002. Certain amounts for prior years have been reclassified to conform to the current year presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $10.5 million, $7.4 million and $13.9 million in 2004, 2003 and 2002, respectively.
      Accounts receivable program: On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were most recently amended on September 30, 2004 to extend the program. The program is conducted through Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. The 2004 amendment provides ARC with a call right with respect to receivables sold. As a result of this call right, ARC no longer holds a passive interest in the receivables and, thus, is no longer considered a qualified special purpose entity for accounting purposes. Accordingly, ARC, which was previously unconsolidated, is now consolidated in the financial statements of the Company. Approximately $161.8 million of long-term funding and $282.4 million of accounts receivable sold to ARC are reflected in the Company’s consolidated balance sheet at December 31, 2004. Additionally, Anixter’s investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation. The receivables will continue to be sold by Anixter to ARC. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. See Note 8 “Debt” for further information.
      Prior to the consolidation of the accounts receivable securitization facility at the end of the third quarter of 2004, ARC funding was not recorded on the Company’s balance sheet. Generally accepted accounting principles required that the interest expense be classified as other expense when it was accounted for by the equity method as part of the Company’s 100% ownership of ARC. However, it was considered to be part of the Company’s financing strategy and therefore viewed as interest expense by the Company. Included in the ARC net (income) expense amount was funding costs incurred by ARC of $3.3 million (of which $1.2 million is recorded as “Interest expense” in the consolidated statement of operations), $2.8 million and $3.4 million in 2004, 2003 and 2002, respectively. The average outstanding funding extended to ARC during the year ended December 31, 2004 and January 2, 2004 was $159.2 million and $130.1 million, respectively. The effective funding rate on the ARC debt was 2.04%, 2.06% and 2.60% in 2004, 2003 and 2002, respectively.
      Interest expense of $1.2 million incurred by ARC during the fourth quarter of 2004 is included in interest expense in the 2004 Consolidated Statement of Operations due to the consolidation of ARC at the end of the third quarter of 2004. Net (income) expense of ($3.6) million, $2.8 million and $2.7 million was recorded as

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Other, net” in the 2004, 2003 and 2002 Consolidated Statements of Operations, respectively, as ARC was previously unconsolidated. The net (income) expense is as follows:

	2004	2003	2002

	(In millions)
Loss on sales of receivables	$22.1	$29.6	$24.5
Gain on collection of receivables by ARC	(27.8)	(29.6)	(25.2)
Interest expense incurred by ARC	2.1	2.8	3.4

Total	$(3.6)	$2.8	$2.7

      At the inception of this program, the Company recorded a charge of $8.8 million for the initial discounting of receivables sold to ARC. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. With the consolidation of ARC, the remaining $6.4 million of discount costs were recovered during the fourth quarter of 2004 (included above in the $27.8 million gain on collection of receivables of ARC).
      Anixter had total billings to ARC of $1,687.2 million, $1,417.1 million and $1,544.2 million in 2004, 2003 and 2002, respectively. These billings were for the sale of receivables, servicing fees and interest costs calculated on the outstanding balance of the note receivable. These billings are not included in the consolidated sales results of the Company. Anixter received proceeds from ARC of $1,684.0 million, $1,430.1 million and $1,586.0 million in 2004, 2003 and 2002, respectively, as payment for the Anixter billings.
      Note receivable: At January 2, 2004, the Company’s note receivable of $56.5 million represents the amount due to Anixter from ARC primarily for the sale of accounts receivable. As a result of the accounting consolidation of ARC at the end of the third quarter of 2004, this note receivable was eliminated in consolidation.
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
      Property and equipment: At December 31, 2004, net property and equipment consisted of $35.9 million of equipment and computer software, $6.3 million of leasehold improvements and $0.4 million of other miscellaneous property. At January 2, 2004, net property and equipment consisted of $36.4 million of equipment and computer software and $6.7 million of leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $16.4 million, $18.0 million and $19.1 million in 2004, 2003 and 2002, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is reviewed annually for impairment. The Company performs its impairment tests utilizing the two step process outlined in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company currently expects the carrying amount to be fully recoverable.
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
      In 2004, a new brand name, Anixter FastenersSM, was introduced to reflect the combined capabilities of Pentacon, Walters Hexagon and DDI. As a result of this new brand name introduction, the Company recorded an asset impairment charge of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon brand name will no longer be used in the industrial operations.
      Interest rate agreements: The Company utilized interest rate agreements that effectively fix or cap, for a period of time, the London Interbank Offered Rate (“LIBOR”) component of the interest rate on a portion of its floating rate obligations. At December 31, 2004 and January 2, 2004, as a result of this type of interest rate agreement along with fixed rate debt, the interest rate on 60.3% and 100% of debt obligations, respectively, was fixed or capped. At December 31, 2004 and January 2, 2004, the Company had interest rate swap agreements outstanding with a notional amount of $30.0 million. These swap agreements obligate the Company to pay a fixed rate of approximately 3.5% through October 2007. At December 31, 2004 and January 2, 2004, the fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received or paid to enter into similar interest rate agreements at the current interest rate, was a minimal liability in 2004 and a $0.4 million liability in 2003. The impact of interest rate agreements was to increase interest expense by $0.6 million, $0.6 million and $0.1 million in 2004, 2003 and 2002, respectively. The Company does not enter into interest rate transactions for speculative purposes.
      Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.
      The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2004, 2003 and 2002. At December 31, 2004 and January 2, 2004, the face amount of the foreign currency forward contracts outstanding was approximately $72.3 million and $84.3 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded a liability of $0.1 million and $0.4 million at December 31, 2004 and January 2, 2004, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $5.6 million in net foreign exchange losses in 2004. In 2003 and 2002, the Company’s net foreign exchange was minimal.
      Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which occurs upon shipment of products. Services, such as design and testing of product configurations for customers and contractual supply chain management, are not billed separately and are included in the sales price of the product.
      In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop shipped to the customer. The Company takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title.
      Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $9.7 million, $7.8 million and $6.3 million in 2004, 2003 and 2002, respectively.
      Shipping and handling fees and costs: The Company incurred shipping and handling costs totaling $78.3 million, $65.9 million and $60.8 million for the years ended 2004, 2003 and 2002, respectively. These costs are included in Operating expenses in the consolidated statements of operations.
      Income taxes: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.
      Stock based compensation: Beginning in 2003, the Company granted employee stock units in lieu of employee stock options. The fair value of the stock units is amortized over the four-year vesting period from the date of grant. Total expense for fiscal 2004 for the employee stock units that were issued in lieu of stock options was $4.3 million as compared to $1.6 million in 2003.
      Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost for the Company’s fixed stock options issued were measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, because the options were granted at market value, no compensation expense has been recognized in the consolidated statements of operations for the stock option plans.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Black-Scholes option-pricing model was developed for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation costs for the plans been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized over the respective vesting period, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

	(In millions, except per share
	data)
Basic earnings per share
Net income as reported	$77.7	$41.9	$43.1
Add: APB Opinion No. 25 Stock-based employee compensation included in net income, net	3.5	2.5	2.1
Deduct: SFAS No. 123 Stock-based employee compensation expense, net	(8.8)	(9.9)	(10.1)

Pro forma net income	$72.4	$34.5	$35.1

Basic earnings per share:
As reported	$2.11	$1.15	$1.17
Pro forma	$1.96	$0.95	$0.95
Diluted earnings per share:
As reported	$2.01	$1.13	$1.13
Pro forma	$1.87	$0.93	$0.95
      The weighted average fair value of the Company’s stock options (which was $14.74 per share in 2002) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.
      Recently issued accounting pronouncements: In September of 2004, the Emerging Issues Tasks Force (“EITF”) reached a final conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, that contingently convertible debt instruments will be subject to the if-converted method under SFAS No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. Under prior practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004. The effect of adopting EITF 04-08 required the Company to retroactively restate earnings per share to reflect the impact of adoption based on the form of the debt as of the year ended December 31, 2004. In December 2004, the Company modified its Convertible Notes due 2033 whereby the conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock. The restatement of earnings per share had a minimal impact in the first and second quarters of 2004. The restatement of earnings per share for the third quarter of 2004 resulted in a lower number of diluted shares and, in turn, results in a higher diluted earnings per share calculation of $0.44. There was no impact for 2003. See Note 2 “Income Per Share” for further information.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The accounting provisions of SFAS No. 123 (Revised 2004) are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123 (Revised 2004) in the third quarter of fiscal 2005. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock based compensation” above for the pro forma net income and net income per share amounts for 2004, 2003, and 2002 as if we had used a fair-value-based method similar to the methods required under SFAS No. 123 (Revised 2004) to measure compensation expense for employee stock incentive awards. The adoption of SFAS No. 123 (Revised 2004) by the Company is expected to result in an additional expense of approximately $2.0 million to be recognized in the second half of 2005.
      In December 2004, the FASB issued Staff Position No. 109-1 (“FAS 109-1”), Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance that has been forthcoming to date, the Company will likely not be viewed as conducting “qualified production activities” and, thus, not be able to claim this tax benefit. Accordingly, we do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. The range of possible amounts that may be available for repatriation under this provision is between zero and $217.7 million. While we estimate that the related potential range of additional U.S. federal income tax is between zero and $11.0 million, this estimation is subject to change following technical correction legislation that we believe is forth-coming from Congress. We estimate that the related potential range of additional foreign withholding tax is between zero and $7.7 million.
      Final determination of the amounts which we may repatriate under the regulations will be limited by the qualifying investment requirements of the Act. Based on the rules promulgated to-date, the Company believes the actual amounts it will repatriate will be substantially less than the high-end noted above.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	INCOME PER SHARE
      The table below sets forth the computation of basic and diluted income per share:

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions, except per share data)
Basic Income per Share:
Income before extraordinary gain	$73.6	$41.9	$43.1
Extraordinary gain, net	4.1	—	—

Net income	$77.7	$41.9	$43.1

Weighted-average common shares outstanding	36.9	36.3	37.0
Income per share before extraordinary gain	$2.00	$1.15	$1.17
Extraordinary gain per share	$0.11	$—	$—
Net income per share	$2.11	$1.15	$1.17
Diluted Income per Share:
Income before extraordinary gain	$73.6	$41.9	$43.1
Extraordinary gain, net	4.1	—	—

Net income	$77.7	$41.9	$43.1

Weighted-average common shares outstanding	36.9	36.3	37.0
Effect of dilutive securities:
Stock options and units	1.3	0.9	1.0
Convertible notes due 2033	0.4	—	—

Weighted-average common shares outstanding	38.6	37.2	38.0

Income per share before extraordinary gain	$1.90	$1.13	$1.13
Extraordinary gain per share	$0.11	$—	$—
Net income per share	$2.01	$1.13	$1.13
      The Convertible Notes due 2033 are convertible into 13.5584 of the Company’s common stock in any calendar quarter if:

•	the sales price of our common stock reaches specified thresholds;

•	during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

•	the Convertible Notes due 2033 are called for redemption; or

•	specified corporate transactions have occurred.
      Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. In accordance with the provisions of EITF 04-8, additional shares of 0.4 million related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for 2004. The inclusion in diluted earnings per share of all contingently issuable stock is required regardless of whether or not the above-mentioned triggers have been met.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company excluded 1.4 million of common stock equivalents relating to the Convertible Notes due 2020 from its calculation of diluted income per share because the effect would not have been dilutive. Because the Convertible Notes due 2020 were not included in the diluted shares outstanding, the related $2.7 million of net interest expense was not excluded from the determination of net income in the calculation of diluted income per share.
      In 2003 and 2002, the Company excluded from its calculation of diluted income per share 6.3 million and 3.1 million shares of common stock equivalents relating to Convertible Notes due 2033 and 2020, respectively. The Convertible Notes due 2033 were excluded as the conversion value did not exceed the accreted principle amount during 2003. The Convertible Notes due 2020 were excluded for both years because the effect would have been antidilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $4.0 million and $7.3 million of net interest expense for 2003 and 2002, respectively, was not excluded from the determination of income in the calculation of diluted income per share.

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
      Following the September 2002 acquisition of the assets and operations of Pentacon, Anixter acquired Walters Hexagon as well as the assets and operations of DDI. All three of these businesses are engaged in the supply of “C” class inventory components to original equipment manufacturers throughout the United States and the United Kingdom along with a location in each of France and Italy. As a part of bringing these businesses together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies with the financial strength and global capabilities of Anixter, a new brand name, Anixter Fastenerssm was introduced in 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge in its North America business segment of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon brand name will no longer be used in the industrial operations.

NOTE 5.	SPECIAL DIVIDEND
      On February 11, 2004, the Company’s Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.7 million was accrued at December 31, 2004 for payments to be made on the vesting date to holders of employee stock units and restricted stock.
      In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $21.48 to $20.40 and the number of outstanding options increased from 4.3 million to 4.5 million. These changes resulted in no additional compensation expense.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with the provisions of the enhanced incentive plan, stock units granted in 2001 were adjusted to reflect the special dividend. The number of outstanding stock units associated with the 2001 grant increased from 53,680 to 56,531. This change resulted in no additional compensation expense.
      The conversion rate of the Convertible Notes due 2033 was adjusted in March 2004 to reflect the special dividend. Holders of the Convertible Notes due 2033 may convert each note into 13.5584 shares of the Company’s common stock to the extent the conversion value exceeds the accreted value per note. For further information regarding the conversion of the Convertible Notes due 2033, see Note 8 “Debt.”

NOTE 6.	ACQUISITIONS
      On June 22, 2004, the Company purchased substantially all of the assets and operations of DDI. DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 230 people located in sixteen locations in the United States. The Company believes DDI’s business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for 2004, are $34.2 million of sales and $1.0 million of operating losses which includes $0.8 million of acquisition related costs. The purchase was funded with on-hand excess cash balances and cash available under the Company’s revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $19.7 million. The tangible net assets primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, the fair value of customer relationships has been recorded in the Company’s Consolidated Balance Sheet as of December 31, 2004. The Company continues to evaluate the fair value of the remaining assets. Intangible assets have been recorded as follows:

•	$2.8 million of intangible assets with a finite life of 8.5 years (customer relationships); and

•	$10.4 million of goodwill.
      In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon. Headquartered in Worcester, England, Walters Hexagon is a leading distributor of fasteners and other small parts to original equipment manufacturers and provides inventory management services to a range of markets and industries. Walters Hexagon operates a network of nine service centers in the United Kingdom, France and Italy and employs approximately 350 people. The Company believes Walters Hexagon’s business model and position as a value-added distributor complements its existing U.S. original equipment manufacturer supply business. The Company purchased Walters Hexagon for $43.9 million and assumed $0.7 million of debt, inclusive of legal and financial advisory fees and the additional consideration discussed below, acquiring tangible assets with a fair value of $16.2 million. The tangible net assets primarily consist of accounts receivable, inventory, office and warehouse equipment and furnishings, accounts payable and select operating liabilities. Based upon a third party valuation, assets and liabilities have been recorded at estimated fair value based on an allocation of the purchase price. Intangible assets are recorded as follows:

•	$8.3 million of intangible assets with a finite life of 10 years (customer relationships); and

•	$20.1 million of goodwill.
      In accordance with the stock purchase agreement, the Company paid additional consideration of £1.0 million ($1.9 million) in the fourth quarter of 2004. The additional consideration paid in the fourth quarter of 2004 was based only on actual operating performance of Walters Hexagon and was recorded as an adjustment to the purchase price. The stock purchase agreement also provides for additional consideration of up to a maximum £2.5 million ($4.9 million at current exchange rates) based on the future operating performance of Walters Hexagon and is also contingent upon identified employees meeting certain service

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements. The accrual for the additional consideration is being recorded as compensation expense over the service period through December 2006. The purchase was funded with on-hand excess cash balances along with the assumption of $0.7 million of Walters Hexagon’s debt. Included in the results of the Company for 2004 and 2003 are $108.6 million and $19.0 million of sales and $4.4 million and $0.6 million of operating income, respectively, related to Walters Hexagon.
      On September 20, 2002, the Company completed the purchase of the operations and assets of Pentacon a leading distributor of fasteners and other small parts to original equipment manufacturers and provider of inventory management services, for a total of $111.4 million.
      These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company’s operating results would not have been significant. Intangible amortization expense is expected to be approximately $2.8 million per year for the next five years.

NOTE 7.	ACCRUED EXPENSES
      Accrued expenses consisted of the following:

	December 31,	January 2,
	2004	2004

	(In millions)
Salaries and fringe benefits	$59.8	$40.7
Income tax payable	32.8	1.2
Other miscellaneous taxes	14.9	4.9
Facility	7.8	4.3
Selling and promotion	6.9	4.7
Freight	5.1	4.0
Discontinued operations	3.7	2.6
Professional fees	3.7	2.4
Other	8.7	16.0

Total accrued expenses	$143.4	$80.8

NOTE 8.	DEBT
      Debt is summarized below:

	December 31,	January 2,
	2004	2004

	(In millions)
Accounts receivable securitization	$161.8	$—
3.25% zero coupon convertible notes	150.9	146.1
7% zero coupon convertible notes	67.6	63.1
Bank revolving lines of credit	32.1	30.0

Total debt	$412.4	$239.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Securitization Program
      In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy remote special purpose entity. The securitization program is a three-year agreement expiring in 2007. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated in the financial statements of the Company (See Note 1 “Significant Accounting Policies”). At December 31, 2004, ARC’s outstanding funding was $161.8 million and had an effective interest rate of 2.90%.
      The average outstanding funding extended to ARC during the year ended December 31, 2004 and January 2, 2004 was approximately $159.2 million and $130.1 million, respectively. The effective funding rate on the ARC debt was 2.04%, 2.06% and 2.60% in 2004, 2003 and 2002, respectively.
Convertible Notes Due 2033
      In July 2003, the Company issued $378.1 million of 3.25% zero coupon convertible senior notes due 2033 (“Old Securities”) and exchanged the notes in December 2004 for new zero coupon convertible notes due 2033 (“New Securities”). All but $5,000 of the Old Securities were tendered in exchange for an equal amount of New Securities. Each of the New Securities has a principal value at maturity of $1,000.
      The net proceeds from the issuance in July 2003 were $139.8 million and were initially used (i) to fund repurchases of $63.5 million of accreted value of the Company’s outstanding 7% zero coupon convertible senior notes from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company’s common stock and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to reborrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs at December 31, 2004 of approximately $4.2 million are being amortized through June 2033 using the straight-line method.
      The conversion of the Old Securities could be settled in stock, cash or a combination of cash and stock. The conversion of the New Securities will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock.
      Similar to the Old Securities, holders of the New Securities may convert each of them in any calendar quarter if:

•	the sales price of our common stock reaches specified thresholds;

•	during any period in which the credit rating assigned to the New Securities is below a specified level;

•	the New Securities are called for redemption; or

•	specified corporate transactions have occurred.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company may redeem the New Securities, at any time in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their New Securities on the following dates:

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
The company is required to pay the purchase price in cash.
      The Company must pay contingent cash interest to the holders of the New Securities during any six-month period commencing July 7, 2011 if the average market price of the New Securities for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for the New Securities as of the day immediately preceding the relevant six-month period. The contingent interest payable per New Security in respect of any six-month period will equal an annual rate of 0.25% of the average market price of a New Security for the five trading day measurement period and will be payable on the last day of the relevant six-month period. Except for the contingent interest described above, the Company will not pay cash interest on the New Securities prior to maturity. The original issue discount will continue to accrue at the yield to maturity whether or not contingent interest is paid.
      The New Securities are structurally subordinated to the indebtedness of Anixter. The face value of the New Securities outstanding was $378.1 million with a book value of $150.9 million at December 31, 2004. The book value of the Old Securities outstanding at January 2, 2004 was $146.1 million.
Convertible Notes Due 2020
      On June 28, 2000, the Company issued $792.0 million of 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). The Convertible Notes due 2020 are structurally subordinated to the indebtedness of Anixter. The remaining face value of the Convertible Notes due 2020 outstanding was $196.3 million with a book value of $67.6 million and $63.1 million at December 31, 2004 and January 2, 2004, respectively. The discount associated with the issuance is being amortized through June 28, 2020, using the effective interest rate method. Remaining issuance costs at December 31, 2004 of approximately $1.3 million are being amortized through June 2020 using the straight-line method.
      The Company recorded losses on the extinguishment of debt of $6.2 million and $0.3 million in its consolidated statements of operations for the years ended January 2, 2004 and January 3, 2003, respectively,

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for repurchases of these notes prior to their maturity and the write-off of associated debt issuance costs. No repurchase activity occurred in 2004. The repurchase activity for 2003 and 2002 is summarized below:

	Years Ended

	January 2, 2004		January 3, 2003

	(In millions)
	Book		Book
	Value	Cost	Value	Cost

7% zero coupon convertible notes	$67.5	$72.2	$109.7	$107.2
Debt issuance costs written-off	$1.5	$—	$2.8	$—
      Holders of the remaining Convertible Notes due 2020 may convert at any time on or before the maturity date, unless the notes have previously been redeemed or purchased, into 7.4603 shares of the Company’s common stock for which the Company has reserved 1.4 million shares at December 31, 2004 based on the number of currently outstanding bonds. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2020 on the following dates:

•	June 28, 2005, at a price of $356.28 per Convertible Note due 2020;

•	June 28, 2010, at a price of $502.57 per Convertible Note due 2020; and

•	June 28, 2015, at a price of $708.92 per Convertible Note due 2020.
      The Company is required to pay the purchase price in cash.
8% Senior Notes
      During 2003, the Company retired the last of the outstanding 8% senior notes at maturity for $8.0 million. The Company recorded a loss on the extinguishment of debt of $0.4 million in 2002 from repurchases of a portion of these notes prior to maturity.
Revolving Lines of Credit
      On June 18, 2004, Anixter Inc. entered into a new five-year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 77.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 22.5 basis points. The new agreement, which is guaranteed by Anixter International Inc., contains covenants that among other things restricts the leverage ratio and sets a minimum fixed charge coverage ratio. In connection with this refinancing, the company recorded a pre-tax loss of $0.7 million in the second quarter of 2004 for the write-off of deferred financing costs remaining from the refinanced facility.
      In March 2003, Anixter cancelled $115.0 million of the $390.0 million refinanced five-year agreement that was set to expire in October 2005 in order to reduce costs associated with this excess availability. Accordingly, in 2003 Anixter recorded a loss on the extinguishment of debt of approximately $0.4 million to expense the financing fees associated with this portion of the revolving credit agreement that was set to expire in October 2005, in its consolidated statements of operations.
      At December 31, 2004, the primary liquidity source for Anixter is the new $275.0 million, five-year revolving credit agreement, $30.0 million of which was outstanding, leaving $245.0 million available to be borrowed. Approximately $67.0 million may be used to pay the Company for intercompany liabilities. The borrowing rate on the revolving credit agreement is LIBOR plus 77.5 basis points and the interest rate on the $30.0 million outstanding balance was 3.50% at December 31, 2004. Facility fees of 22.5 basis points in 2004 and 25.0 basis points in 2003 and 2002, respectively, payable on the five-year revolving credit agreement

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
totaled $0.7 million, $0.7 million and $1.0 million in 2004, 2003 and 2002, respectively, and were included in interest expense in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Under the leverage ratio, as of December 31, 2004, all of the $245.0 million available under bank revolving lines of credit at Anixter would be permitted to be borrowed, of which $190.7 million may be used to pay dividends to the Company.
      At December 31, 2004 and January 2, 2004, certain foreign subsidiaries had approximately $24.0 million and $20.4 million, respectively, available under bank revolving lines of credit, $2.1 million of which was outstanding at December 31, 2004 and none at January 2, 2004.
Other
      On December 17, 2004, Anixter Inc. filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to $300.0 million of debt securities, guaranteed by the Company. The registration became effective on February 15, 2005.
      Interest paid in 2004, 2003 and 2002 was $3.7 million, $3.4 million and $4.3 million, respectively.
      Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions, including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of its subsidiaries were approximately $979.4 million and $649.6 million at December 31, 2004 and January 2, 2004, respectively.
      Aggregate annual maturities of debt at December 31, 2004 were as follows: 2005 — none; 2006 — none; 2007 — $161.8 million; 2008 — none; 2009 — $32.1 million; and $218.5 million thereafter.
      The estimated fair value of the Company’s debt at December 31, 2004 and January 2, 2004 was $467.2 million and $259.1 million, respectively, based on public quotations and current market rates.

NOTE 9.	COMMITMENTS AND CONTINGENCIES
      Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2023. Most operating leases entered into by the Company contain renewal options.
      During 2003, the Company completed a sale and leaseback of its corporate headquarters facility. Under the terms of the transaction, Anixter received proceeds of $27.0 million equal to the amount expended for construction of the facility during 2002 and 2003. At the same time, Anixter entered into a 20-year operating lease agreement for the facility. Proceeds from the transaction were used for general corporate purposes.
      Minimum lease commitments under operating leases at December 31, 2004 are as follows:

(In millions)

2005	$43.8
2006	34.8
2007	26.1
2008	19.5
2009	17.2
2010 and thereafter	88.8

Total	$230.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total rental expense was $57.8 million, $50.1 million and $50.5 million in 2004, 2003 and 2002, respectively. Aggregate future minimum rentals to be received under noncancelable subleases at December 31, 2004 was $4.8 million.
      From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material to the Company’s financial position and results of operation.
NOTE 10. INCOME TAXES
      The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 31, 2004, the Company had no net operating loss (“NOL”) or tax credit carryforwards for U.S. federal income tax purposes.
      At December 31, 2004, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $134.2 million, which are subject to various provisions of each respective country. Approximately $40.0 million of this amount expires between 2005 and 2014 and $94.2 million of the amount has an indefinite life.
      Of the $134.2 million NOL carryforwards of foreign subsidiaries mentioned above, $91.4 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 2004 were approximately $42.8 million, which are subject to various provisions of each respective country. Approximately $25.2 million of this amount expires between 2005 and 2014 and $17.6 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2004 and 2003, the Company recorded a valuation allowance related to our foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.
      Domestic income before income taxes was $85.8 million, $44.9 million and $62.7 million for 2004, 2003 and 2002, respectively. Foreign income before income taxes was $34.8 million, $28.0 million and $9.0 million for 2004, 2003 and 2002, respectively.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $171.9 million at December 31, 2004. Historically, the Company considered those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The American Jobs Creation Act of 2004 (“AJCA”) has created an opportunity, and incentive, for U.S. companies to cause the distribution of earnings of foreign subsidiaries to the U.S. at a significantly reduced U.S. tax cost, in many cases, compared to the costs before such legislation. The requirements of this legislation are highly complex and details continue to be clarified in IRS pronouncements. The Company is studying the feasibility of making distributions from its foreign subsidiaries in 2005, which is the duration of the opportunity. As a distribution business, the Company’s ability to identify qualified investments is limited. Additionally, with respect to the countries that have undistributed earnings as of December 31, 2004, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $27.0 million and various foreign jurisdiction withholding taxes of approximately $14.5 million would be payable upon the remittance of all earnings at December 31, 2004. These computations

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
do not reflect the AJCA provided favorable taxation of such a distribution as no “repatriation plan” was in effect as of such date.
      The Company had net payments for income taxes in 2004, 2003 and 2002 of $20.7 million, $27.4 million and $26.1 million, respectively.
      As of December 31, 2004, the Company has recorded a current income tax payable of $32.8 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $15.1 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated wholly within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.
      Significant components of the Company’s deferred tax assets and (liabilities) were as follows:

	December 31,	January 2,
	2004	2004

	(In millions)
Accreted interest	$(3.5)	$(1.0)
Other	—	(14.4)

Gross deferred tax liabilities	(3.5)	(15.4)
Deferred compensation	21.9	20.2
Foreign NOL carryforwards	15.4	19.1
Inventory reserves	9.1	10.2
Allowance for doubtful accounts	3.7	3.3
Depreciation and amortization	3.0	3.5
Other	5.6	4.2

Gross deferred tax assets	58.7	60.5

Gross net deferred tax assets	55.2	45.1
Valuation allowance	(12.5)	(19.1)

Net deferred tax assets	$42.7	$26.0

Net current deferred tax assets	$16.3	$16.5
Net non-current deferred tax assets	26.4	9.5

Net deferred tax assets	$42.7	$26.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) from continuing operations was comprised of:

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions)
Current:
Foreign	$15.1	$10.6	$9.7
State	9.5	2.7	1.9
Federal	39.1	7.8	15.4

	63.7	21.1	27.0
Deferred:
Foreign	(5.7)	0.6	4.3
State	(4.0)	0.7	0.2
Federal	(7.0)	8.6	(2.8)

	(16.7)	9.9	1.7

Income tax expense	$47.0	$31.0	$28.7

      Reconciliations of income tax expense on continuing operations to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions)
Statutory tax expense	$42.2	$25.5	$25.1
Increase (reduction) in taxes resulting from:
Foreign tax NOLs	(2.9)	0.3	4.7
State income taxes	3.6	2.2	1.4
IRS audit activity*	2.8	—	—
Other foreign tax effects	0.8	0.4	1.8
Other, net	0.5	2.6	(4.3)

Income tax expense	$47.0	$31.0	$28.7

* Charge associated with the conclusion of the examination of the 1999-2001 federal income tax returns by the IRS.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
      The Company has various defined benefit and defined contributory pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Service and applicable foreign laws. Assets in the various plans consisted primarily of equity securities and fixed income fund investments.
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
      The Domestic Plans’ and Foreign Plans’ asset mixes as of December 31, 2004 and January 2, 2004 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans

			Allocation Guidelines
	December 31,	January 2,
	2004	2004	Min	Target	Max

Large capitalization U.S. stocks	33.3%	34.0%	20%	30%	40%
Small capitalization U.S. stocks	17.1	17.1	10	15	20
International stocks	14.9	14.4	10	15	20
Convertible investments	9.4	9.9	5	10	15

Total equity securities	74.7	75.4		70
Fixed income investments	24.7	24.2	25	30	35
Other investments	0.6	0.4	—	—	—

	100.0%	100.0%		100%

	Foreign Plans

			Allocation Guidelines
	December 31,	January 2,
	2004	2004	Target

Equity securities	73.3%	75.4%	70%
Fixed income investments	21.0	21.3	20
Other investments	5.7	3.3	10

	100.0%	100.0%	100%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines.
      The North American investment policy guidelines are as follows:

•	Each asset class is actively managed by one investment manager;

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account;

•	Each manager is expected to be “fully invested” with minimal cash holdings;

•	The use of options and futures is limited to covered hedges only;

•	Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the percentage that any one company can be of the portfolio total. The domestic equity funds are limited as to the percentage that can be invested in international securities;

•	The international stock fund is limited to readily marketable securities; and

•	The fixed income fund has similar restrictions as the equity funds and is further restricted by minimum investment ratings.
      The investment policies for the European plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:

•	Make sure that the obligations to the beneficiaries of the Plan can be met;

•	Maintain funds at a level to meet the minimum funding requirements; and

•	The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The expected rate of return on plan assets for 2005 is 7.95%.

	Pension Benefits

	Domestic		Foreign		Total

	2004	2003	2004	2003	2004	2003

	(In millions)
Change in projected benefit obligation:
Beginning balance	$115.2	$100.1	$62.3	$39.1	$177.5	$139.2
Service cost	6.0	5.1	3.9	3.4	9.9	8.5
Interest cost	7.4	6.4	3.7	2.4	11.1	8.8
Plan participants contributions	—	—	0.3	—	0.3	—
Net effect of settlement	—	—	(0.1)	(2.2)	(0.1)	(2.2)
Actuarial loss	12.7	6.7	6.0	1.5	18.7	8.2
Acquisition	—	—	—	13.2	—	13.2
Amendment	(0.1)	—	1.2	—	1.1	—
Benefits paid	(3.2)	(3.1)	(0.7)	(1.0)	(3.9)	(4.1)
Unrecognized prior service cost	4.6	—	—	—	4.6	—
Foreign currency exchange rate changes	—	—	5.9	5.9	5.9	5.9

Ending balance	$142.6	$115.2	$82.5	$62.3	$225.1	$177.5

Change in plan assets at fair value:
Beginning balance	$75.0	$58.2	$43.5	$27.7	$118.5	$85.9
Actual return on plan assets	7.4	14.6	3.5	2.4	10.9	17.0
Acquisitions	—	—	—	8.3	—	8.3
Company contributions	6.3	5.3	3.9	3.0	10.2	8.3
Plan participants contributions	—	—	0.3	—	0.3	—
Benefits paid	(3.2)	(3.1)	(0.7)	(1.0)	(3.9)	(4.1)
Net effect of settlement	—	—	—	(1.2)	—	(1.2)
Foreign currency exchange rate changes	—	—	6.0	4.3	6.0	4.3

Ending balance	$85.5	$75.0	$56.5	$43.5	$142.0	$118.5

Reconciliation of funded status:
Projected benefit obligation	$(142.6)	$(115.2)	$(82.5)	$(62.3)	$(225.1)	$(177.5)
Plan assets at fair value	85.5	75.0	56.5	43.5	142.0	118.5

Funded status	(57.1)	(40.2)	(26.0)	(18.8)	(83.1)	(59.0)
Unrecognized net actuarial loss	26.8	15.5	13.5	7.7	40.3	23.2
Unrecognized prior service cost	5.9	1.7	0.2	0.3	6.1	2.0
Minimum pension liability	(4.2)	—	(2.7)	(0.8)	(6.9)	(0.8)

Accrued benefit cost	$(28.6)	$(23.0)	$(15.0)	$(11.6)	$(43.6)	$(34.6)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	5.90%	6.25%	5.59%	5.66%	5.79%	6.04%
Salary growth rate	4.80%	5.44%	3.80%	3.89%	4.41%	4.82%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	Domestic			Foreign			Total

	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(In millions)
Components of net periodic cost:
Service cost	$6.0	$5.1	$4.1	$3.9	$3.4	$3.0	$9.9	$8.5	$7.1
Interest cost	7.4	6.4	6.3	3.7	2.4	2.0	11.1	8.8	8.3
Expected return on plan assets	(6.5)	(5.3)	(6.1)	(3.4)	(2.2)	(2.1)	(9.9)	(7.5)	(8.2)
Net amortization	0.9	0.7	0.1	0.2	0.2	(0.2)	1.1	0.9	(0.1)

Periodic benefit cost prior to settlement	7.8	6.9	4.4	4.4	3.8	2.7	12.2	10.7	7.1
Net settlement	—	—	—	—	(1.6)	—	—	(1.6)	—

Net periodic cost	$7.8	$6.9	$4.4	$4.4	$2.2	$2.7	$12.2	$9.1	$7.1

Weighted average assumption used to measure net periodic cost:
Discount rate	6.25%	6.75%	7.25%	5.66%	5.69%	5.71%	6.03%	6.45%	6.81%
Expected return on plan assets	8.50%	9.00%	9.00%	7.11%	7.19%	7.22%	7.95%	8.42%	8.43%
Salary growth rate	5.44%	5.44%	5.44%	3.89%	3.89%	3.95%	4.83%	4.82%	4.82%

	Estimated Future Benefit
	Payments

	Domestic	Foreign	Total

2005	$3.2	$0.4	$3.6
2006	3.3	0.5	3.8
2007	3.4	0.5	3.9
2008	3.7	0.6	4.3
2009	3.9	0.7	4.6
2010-2014	29.5	7.2	36.7

Total	$47.0	$9.9	$56.9

      The accumulated benefit obligation for the Domestic Plans in 2004 and 2003 was $109.9 million and $87.6 million, respectively, and for the Foreign Plans it was $61.1 million and $45.6 million, respectively. The Company has seven plans in 2004 and five plans in 2003 where the accumulated benefit obligation is in excess of the fair value of plan assets.
      A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. In 2004, the Company was required to record a minimum pension liability of $4.2 million relating to the Domestic Plans. There was no income statement impact as the offset to the minimum pension liability adjustment for the Domestic Plans was an intangible asset of $4.2 million in 2004. No additional minimum pension liability existed in 2003. In 2004 and 2003, the Company recorded a minimum pension liability of $2.7 million and $0.8 million, respectively, relating to its Foreign Plans. The Foreign Plans’ offset, net of deferred taxes, was to other comprehensive income of $1.3 million and $0.5 million in 2004 and 2003, respectively. In 2003, two foreign defined benefit pension plans were terminated and replaced by two foreign defined contribution plans. As a result of the settlement, the Company realized a cumulative gain of $1.6 million, net of tax, which was recorded in the year ended January 2, 2004 consolidated results of operations. The measurement date for all plans is December 31.
      The Company currently estimates that it will make contributions of approximately $6.0 million to its Domestic Plan and $4.0 million to its Foreign Plans in 2005.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (cash balance account). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at the beginning of the plan year are five or more). Interest earned on the credited amount is not credited to the personal retirement account, but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury securities rate as of the last business day of December.
      Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company’s contributions to these plans are based upon various levels of employee participation. The total cost of all of the defined contribution plans was $1.9 million, $1.5 million and $1.6 million in 2004, 2003 and 2002, respectively.
      The Company has no other post-retirement benefits other than the pension plans and savings plans described herein.
      A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued quarterly on the deferred compensation balances based on the average 10-year treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain Company financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 31, 2004 and January 2, 2004, the long-term deferred compensation liability was $20.6 million and $17.4 million, respectively.
      Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. The Company pays level annual premiums on the above company-owned policies. The last premium is due in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 31, 2004 and January 2, 2004, the cash surrender value of $28.2 million and $23.9 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 12.	PREFERRED STOCK AND COMMON STOCK

Preferred Stock
      The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2004 and 2003.

Common Stock
      The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 37.4 million shares and 36.4 million shares were outstanding at the end of 2004 and 2003, respectively.
      In 2003, the Company repurchased 1.6 million shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of the Convertible Notes due 2033. No shares were repurchased in

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 or 2002. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

Restricted Shares and Stock Units
      The Company issued restricted shares in 2000, 2001 and 2002. The 2002 issuance was cancelled in 2003. Restricted stock fully vests after four years from the date of grant. At December 31, 2004, there were 10,447 restricted shares outstanding which will vest on January 2, 2005. Compensation expense associated with the restricted stock grants was $0.2 million, $0.8 million and $1.7 million in 2004, 2003 and 2002, respectively.
      Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately 244,630 stock units to employees in 2004 and 248,000 in 2003 with a weighted-average grant date fair value of $30.50 and $23.34 per share, respectively. The grant date value of the stock units is amortized and converted to common stock over a four-year vesting period from the date of grant. Compensation expense associated with the stock units was $4.6 million, $2.2 million and $1.1 million in 2004, 2003 and 2002, respectively.
      In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. These stock units convert to common stock of the Company at a pre-arranged time selected by each director. Stock units were granted to eleven directors in 2004, ten directors in 2003 and nine directors in 2002 having an aggregate value at grant date of $1.0 million, $1.1 million and $0.6 million, respectively.
      The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value	Units	Value

	(Units in thousands)
Balance at December 28, 2001	83.0	$21.32	161.0	$18.81
Granted	24.8	23.02	—	—
Converted	(6.6)	18.33	(53.6)	18.81

Balance at January 3, 2003	101.2	21.93	107.4	18.81
Granted	47.8	23.56	248.0	23.34
Converted	(7.1)	26.32	(53.6)	18.81
Canceled	—	—	(17.1)	22.89

Balance at January 2, 2004	141.9	22.26	284.7	22.51
Adjustment *	—	—	2.8	18.81
Granted	30.4	33.24	244.6	30.50
Converted	(9.2)	26.87	—	—
Canceled	—	—	(6.4)	25.57

Balance at December 31, 2004	163.1	$24.05	525.7	$26.17

* In accordance with the provisions of the enhanced incentive plan, stock units granted in 2001 were adjusted to reflect the special dividend. The number of outstanding stock units associated with the 2001 grant increased from 53,680 to 56,531. This change resulted in no additional compensation expense.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Stock Grants
      At December 31, 2004, the Company had reserved a total of 7.4 million shares for future issuance, 6.6 million of which were reserved for the holders of the convertible notes as discussed in Note 8 “Debt.” Additionally, the Company had stock incentive plans that reserve 0.8 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. The director options fully vest in one year. All options expire ten years after the date of grant.
      The following table summarizes the 2004, 2003 and 2002 activity under the employee and director option plans:

		Weighted		Weighted
		Average		Average
	Employee	Exercise	Director	Exercise
	Options	Price	Options	Price

	(Options in thousands)
Balance at December 28, 2001	4,084.6	$19.37	220.0	$15.57
Granted	1,216.5	25.86	—	—
Exercised	(407.7)	15.46	(60.0)	8.42
Canceled	(55.9)	22.65	—	—

Balance at January 3, 2003	4,837.5	21.30	160.0	18.26
Exercised	(233.9)	15.95	(60.0)	16.22
Canceled	(116.1)	24.34	—	—

Balance at January 2, 2004	4,487.5	21.50	100.0	19.47
Adjustment*	224.9	20.28	4.5	18.75
Exercised	(846.0)	20.63	(62.4)	17.74
Canceled	(15.9)	23.50	—	—

Balance at December 31, 2004	3,850.5	$20.37	42.1	$19.65

Options exercisable at year-end:
2002	2,184.9	$18.49	160.0	$18.26
2003	2,906.3	$19.58	100.0	$19.47
2004	3,000.9	$19.20	42.1	$19.65

*	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividend (See Note 5 “Special Dividend”).

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The weighted average remaining life of the director stock options is 1.0 year. The following table summarizes information relating to employee options outstanding and exercisable at December 31, 2004, using various ranges of exercise prices:
Employee Options

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Outstanding	Price	Years	Exercisable	Price

	(Options in thousands)
$12.05-$17.75	1,108.2	$14.47	4.1	1,108.2	$14.47
$18.64-$27.60	2,727.0	$22.72	6.5	1,883.8	$21.94
$28.30-$30.39	15.3	$28.43	7.7	8.9	$28.50
Employee Stock Purchase Plan
      The Company discontinued the Employee Stock Purchase Plan (“ESPP”) at the end of the 2003 plan year on June 30, 2004. Participants could request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company’s ESPP. The discounted purchase price for the ESPP on June 30, 2004 was $19.92, or 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2003. Under the ESPP, the Company sold 87,274 shares, 92,503 shares and 81,900 shares to employees in 2004, 2003 and 2002, respectively.
Stock Option Plans of Anixter Inc.
      In 1995 and prior years, Anixter granted to key employees options to purchase the common stock of Anixter. Substantially all options were granted with exercise prices at the fair market value of the common stock on the date of grant. These options vested over four years and terminated seven to ten years from the date of grant. As of January 3, 2003, there were no Anixter options outstanding. At December 31, 2004, the Company owned 100.0% of the approximately 2,714 shares of outstanding Anixter common stock. In 2002, the balance of 18,000 options were exercised at a value of $14.50 under this program. In 2004 and 2003, there was no stock option activity related to the Anixter stock option plan.
NOTE 13. BUSINESS SEGMENTS
      The Company is engaged in the distribution of communications and specialty wire and cable products and “C” class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.
      In 2004, the Company recorded an extraordinary gain of $4.1 million and an impairment charge of $1.8 million in its North America segment. Tangible long-lived assets in the United States declined $35.2 million primarily due to the elimination of Anixter’s investment in Anixter Receivables Corporation, as

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
it is now a consolidated entity. No customer accounted for 10% or more of sales in 2004, 2003 or 2002. Export sales were insignificant. Segment information for 2004, 2003 and 2002 was as follows:

	North America

	United				Emerging
	States	Canada	Total	Europe	Markets	Total

	(In millions)
2004
Net sales	$2,169.9	$324.6	$2,494.5	$554.3	$226.4	$3,275.2
Operating income	103.1	17.1	120.2	9.9	7.9	138.0
Depreciation	12.4	0.7	13.1	2.5	0.8	16.4
Amortization	8.3	—	8.3	0.9	—	9.2
Goodwill	248.4	13.8	262.2	24.4	7.0	293.6
Tangible long-lived assets	59.7	2.0	61.7	8.1	2.3	72.1
Total assets	1,163.7	145.4	1,309.1	271.8	125.7	1,706.6
Capital expenditures	10.5	0.7	11.2	2.5	0.8	14.5
2003
Net sales	$1,794.4	$249.7	$2,044.1	$393.1	$188.0	$2,625.2
Operating income	62.3	13.4	75.7	14.4	2.2	92.3
Depreciation	14.4	0.7	15.1	1.9	1.0	18.0
Amortization	6.1	—	6.1	0.2	—	6.3
Goodwill	238.1	12.8	250.9	20.9	6.7	278.5
Tangible long-lived assets	94.9	1.7	96.6	7.2	2.5	106.3
Total assets	906.1	120.2	1,026.3	228.0	117.1	1,371.4
Capital expenditures	23.7	0.2	23.9	1.0	1.0	25.9
2002
Net sales	$1,771.6	$224.6	$1,996.2	$344.9	$179.0	$2,520.1
Operating income (loss)	72.1	11.6	83.7	5.3	(1.3)	87.7
Depreciation	15.2	0.9	16.1	1.8	1.2	19.1
Amortization	4.4	—	4.4	—	—	4.4
Goodwill	227.6	10.6	238.2	4.4	5.0	247.6
Tangible long-lived assets	126.1	1.9	128.0	3.5	3.1	134.6
Total assets	842.7	96.8	939.5	171.2	115.3	1,226.0
Capital expenditures	15.2	0.1	15.3	0.7	0.9	16.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
      The parent company of Anixter Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The parent company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations. See Note 8 “Debt” for further details on restricted assets. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	January 2,
	2004	2004

	(In millions)
Assets:
Current assets	$1,280.6	$875.4
Property, net	42.2	43.1
Goodwill and other intangibles	319.3	301.1
Other assets	77.7	109.6

	$1,719.8	$1,329.2

Liabilities and Stockholders’ Equity:
Current liabilities	$445.7	$384.9
Subordinated notes payable to parent	205.3	147.8
Long-term debt	194.0	30.0
Other liabilities	86.2	79.1
Stockholders’ equity	788.6	687.4

	$1,719.8	$1,329.2

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions)
Net sales	$3,275.2	$2,625.2	$2,520.1
Operating income	$141.9	$94.5	$88.5
Income from continuing operations before income taxes	$121.4	$79.5	$70.6
Discontinued operations gain	$—	$—	$0.3
Net income	$72.8	$46.0	$35.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 31, 2004 and January 2, 2004. The Company has never paid regular cash dividends on its common stock. However, in 2004 the Company declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. The dividend was payable March 31, 2004 to shareholders of record on March 16, 2004. As of February 17, 2005, the Company had 3,635 shareholders of record.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
Year ended December 31, 2004
Net sales	$764.2	$813.1	$849.6	$848.3
Cost of sales	581.5	621.6	647.7	634.1
Operating income	29.0	33.7	33.9	41.4
Income before extraordinary gain	14.0	16.8	17.2	25.6
Extraordinary gain	4.1	—	—	—
Net income	18.1	16.8	17.2	25.6
Basic income per share:
Income before extraordinary gain	0.38	0.46	0.46	0.69
Extraordinary gain	0.11	—	—	—
Net income	0.50	0.46	0.46	0.69
Diluted income per share:
Income before extraordinary gain*	0.37	0.44	0.44	0.64
Extraordinary gain	0.11	—	—	—
Net income*	0.48	0.44	0.44	0.64
Composite stock price range:
High	30.55	34.03	36.40	38.96
Low	26.85	28.42	31.71	35.42
Close	29.10	33.62	36.00	35.99
Year ended January 2, 2004
Net sales	$662.2	$644.8	$653.4	$664.8
Cost of sales	501.4	486.8	495.1	499.7
Operating income	22.6	21.3	23.3	25.1
Income before income taxes	17.5	12.8	20.1	22.5
Net income	10.2	7.3	11.3	13.1
Basic income per share	0.28	0.20	0.31	0.36
Diluted income per share	0.27	0.20	0.31	0.36
Composite stock price range:
High	25.02	24.72	24.39	25.95
Low	21.31	21.25	21.03	22.40
Close	22.08	22.08	23.55	25.83

*	First, second and third quarter of 2004 diluted income per share amounts have been restated in accordance with EITF 04-08,“The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” There was minimal impact on the first and second quarter diluted income per share amounts. For further information, see Note 1 “ Summary of Significant Accounting Policies” and Note 2 “Income Per Share.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule, 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
of Anixter International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anixter International Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Anixter International Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2005

ITEM 9B. OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
      See Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.
      Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.
      See Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders — “Executive Compensation,” “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      See Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      See Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
      The following Consolidated Financial Statements of Anixter International Inc. and Report of Independent Registered Public Accounting Firm are filed as part of this report.
(2) Financial Statement Schedules.
      The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant.	65
II. Valuation and qualifying accounts and reserves	69
      All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3) Exhibit List.
      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by–laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	By-laws of Anixter International Inc. as amended through November 21, 2002. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 3.2).
(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture dated September 17, 1996, between Anixter Inc., Anixter International Inc. and the Bank of New York, as Trustee, providing for 8% Senior Notes due 2003. (Incorporated by reference from Amendment No. 1 to Anixter Inc.’s Registration Statement on Form S-3, Registration Number 333-121428, filed February 9, 2005, Exhibit 4.1).

Exhibit
No.		Description of Exhibit

4.2		Indenture dated as of June 28, 2000, by and between Anixter International Inc. and Bank of New York, as Trustee, offering 7% zero coupon convertible notes due 2020. (Incorporated by reference from Anixter International Inc.’s Registration Statement on Form S-3, Registration Number 333-42788, filed August 1, 2000, Exhibit 4.1).
4.3		Five-year, $275.0 million, Revolving Credit Agreement, dated June 18, 2004, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004, Exhibit 4.1).
4.4		Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
4.5		Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
4.6		Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033.
4.7		Amendment No. 1 to Amended and Restated Receivables Sale dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).
4.8		Amendment No. 1 to Amended and Restated Receivables Purchase dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
4.9		Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation.
4.10		Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein.
(10) Material contracts.
10.1		Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (‘Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (‘Seller‘). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10.2	*	Company’s 1983 Stock Incentive Plan as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.3).
10.3	*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10.4	*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.5	*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.6	*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

Exhibit
No.		Description of Exhibit

10.7	*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10.8	*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10.9	*	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10.10	*	Anixter Excess Benefit Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).
10.11	*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.12	*	(a) Anixter Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).
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
(e) Amendment No. 3 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.12 (e)).
(f) Amendment No. 4 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 10.12 (f)).
10.13	*	Employment Agreement with Robert W. Grubbs, dated July 22, 1999. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.22).
10.14	*	Employment Agreement with Dennis J. Letham, dated July 22, 1999. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1999, Exhibit 10.23).
10.15	*	Anixter International Inc. Management Incentive Plan effective May 20, 2004.
10.16	*	Amendment to Employee Agreements with Robert W. Grubbs and Dennis J. Letham, dated February 14, 2001. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2000, Exhibit 10.23).
10.17	*	Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
10.18	*	First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004.

Exhibit
No.		Description of Exhibit

10.19	*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.20	*	Anixter International Inc. 1998 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.20).
10.21	*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2003, Exhibit 10.1).
10.22	*	Anixter Inc. Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated August 4, 2004.

(12) Statements regarding computation of ratios.
12.1		Computation of ratio of earnings to fixed charges for the five years ended December 31, 2004.

(14) Code of ethics.
14.1		Code of ethics.

(21) Subsidiaries of the Registrant.
21.1		List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.
23.1		Consent of Independent Registered Public Accounting Firm.

(24) Power of attorney.
24.1		Power of Attorney executed by Lord James Blyth, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Mary Agnes Wilderotter, Matthew Zell and Samuel Zell.

(31) Rule 13a — 14(a)/15d — 14(a) Certifications.
31.1		Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.
32.1		Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2		Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.
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

ANIXTER INTERNATIONAL INC.
SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions)
Operating loss	$(3.2)	$(2.6)	$(1.9)
Other income (expense):
Interest income, including intercompany	5.7	3.4	5.6
Loss on extinguishment of debt	—	(6.2)	(0.3)
Other	(1.0)	1.1	—

Income (loss) before income taxes, extraordinary gain and equity in earnings of subsidiaries	1.5	(4.3)	3.4
Income tax benefit	0.3	1.6	5.7

Income (loss) before extraordinary gain and equity in earnings of subsidiaries	1.8	(2.7)	9.1
Extraordinary gain, net of tax of $0.6	4.1	—	—
Equity in earnings of subsidiaries	71.8	44.6	34.0

Net income	$77.7	$41.9	$43.1

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE 1 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
BALANCE SHEETS

	December 31,	January 2,
	2004	2004

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.7	$59.9
Accounts receivable	—	3.3
Amounts currently due from affiliates, net	4.0	1.3
Other assets	0.4	1.1

Total current assets	5.1	65.6
Investment in and advances to subsidiaries	994.2	836.0
Other assets	5.4	5.5

	$1,004.7	$907.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$2.8	$7.1
Income taxes, net	19.8	—
Long-term debt	218.5	209.2
Other non-current liabilities	0.6	—

Total liabilities	241.7	216.3
Stockholders’ equity:
Common stock	37.4	36.4
Capital surplus	50.7	21.8
Accumulated other comprehensive income (Loss)	14.8	(5.6)
Retained earnings	660.1	638.2

Total stockholders’ equity	763.0	690.8

	$1,004.7	$907.1

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended

	December 31,	January 2,	January 3,
	2004	2004	2003

	(In millions)
Operating activities:
Net income	$77.7	$41.9	$43.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary gain	(4.1)	—	—
Loss on extinguishment of debt	—	6.2	0.3
Depreciation and amortization	1.1	0.8	0.8
Income tax benefit	(0.3)	(1.6)	(5.7)
Deferred income taxes	20.4	(3.5)	(4.8)
Equity in earnings of subsidiaries	(71.8)	(44.6)	(34.0)
Accretion of zero coupon convertible notes	(0.2)	—	(1.9)
Income tax savings from employee stock plans	0.2	0.6	2.5
Change in other operating items	4.7	2.7	9.3

Net cash provided by operating activities	27.7	2.5	9.6
Investing activities:
Investment in Anixter Inc.	(4.3)	(71.3)	—
Proceeds from sale of Anixter Inc. shares to Anixter Inc.	—	18.4	66.7

Net cash (used in) provided by investing activities	(4.3)	(52.9)	66.7
Financing activities:
Loans (to) from subsidiaries, net	(48.0)	71.3	22.9
Proceeds from issuance of common stock	20.9	6.5	7.5
Payment of cash dividend	(55.1)	—	—
Debt issuance costs	(0.4)	(3.9)	—
Proceeds from 3.25% zero coupon convertible notes	—	143.8	—
Retirement of 7% zero coupon convertible notes	—	(72.2)	(107.1)
Purchase of treasury stock	—	(35.6)	—

Net cash (used in) provided by financing activities	(82.6)	109.9	(76.7)

(Decrease) increase in cash and cash equivalents	(59.2)	59.5	(0.4)
Cash and cash equivalents at beginning of year	59.9	0.4	0.8

Cash and cash equivalents at end of year	$0.7	$59.9	$0.4

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
NOTE TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Note A — Basis of Presentation
      In the parent company condensed financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements.

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2004, January 2, 2004 and January 3, 2003

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period

	(In millions)
Year ended December 31, 2004:
Allowance for doubtful accounts	$17.3	$10.5	$(0.2)	$(9.6)	$18.0
Allowance for deferred tax asset	$19.1	$(2.9)	$(3.7)	$—	$12.5
Year ended January 2, 2004:
Allowance for doubtful accounts	$15.4	$7.4	$(2.1)	$(3.4)	$17.3
Allowance for deferred tax asset	$23.8	$0.3	$(5.0)	$—	$19.1
Year ended January 3, 2003:
Allowance for doubtful accounts	$20.9	$13.9	$(9.6)	$(9.8)	$15.4
Allowance for deferred tax asset	$24.5	$4.7	$(5.4)	$—	$23.8

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 23th day of February, 2005.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham

Dennis J. Letham
Senior Vice President-Finance
and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Grubbs Robert W. Grubbs		President and Chief Executive Officer (Principal Executive Officer)	February 23, 2005

/s/ Dennis J. Letham Dennis J. Letham		Senior Vice President — Finance (Chief Financial Officer)	February 23, 2005

/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Chief Accounting Officer)	February 23, 2005

/s/ Lord James Blyth* Lord James Blyth		Director	February 23, 2005

/s/ Robert L. Crandall* Robert L. Crandall		Director	February 23, 2005

/s/ Robert W. Grubbs Robert W. Grubbs		Director	February 23, 2005

/s/ F. Philip Handy* F. Philip Handy		Director	February 23, 2005

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 23, 2005

/s/ George Muñoz* George Muñoz		Director	February 23, 2005

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 23, 2005

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 23, 2005

/s/ Mary Agnes Wilderotter* Mary Agnes Wilderotter		Director	February 23, 2005

/s/ Matthew Zell* Matthew Zell		Director	February 23, 2005

/s/ Samuel Zell* Samuel Zell		Director	February 23, 2005

*By	/s/ Dennis J. Letham

Dennis J. Letham (Attorney in fact) Dennis J. Letham, as attorney in fact for each person indicated