Form 10-K/A
period 2004-12-31
ANIXTER INTERNATIONAL INC
filed 2005-03-15
CIK 52795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5989

ANIXTER INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-1658138 (I.R.S. Employer Identification No.)

2301 Patriot Blvd.
Glenview, IL 60026
(224) 521-8000
(Address and telephone number of principal executive offices in its charter)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class On which registered	Name of each exchange

Common stock, $1 par value Convertible notes due 2020	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed to refile the certifications of Robert W. Grubbs, President and Chief Executive Officer, and Dennis J. Letham, Senior Vice President — Finance and Chief Financial Officer, required under Section 302 of the Sarbanes-Oxley Act of 2002. Certain language was inadvertently omitted in the original filing. The revised certifications are filed as Exhibits 31.1 and 31.2, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)(3) Exhibit List.

Exhibit
No.	Description of Exhibit
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Anixter International Inc. (Registrant)
By:	/s/ Dennis J. Letham
Dennis J. Letham
Senior Vice President - Finance and Chief Financial Officer