Form 10-Q
period 2005-04-01
ANIXTER INTERNATIONAL INC
filed 2005-05-10
CIK 52795

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

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

      Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes [X] No [ ]

      At May 2, 2005, 37,771,730 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................     1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....    18

Item 4.  Controls and Procedures........................................    18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................     *

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....     *

Item 3.  Defaults Upon Senior Securities................................     *

Item 4.  Submission of Matters to a Vote of Security Holders............     *

Item 5.  Other Information..............................................     *

Item 6.  Exhibits.......................................................    19

*No reportable information under this item.

This report may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements can be identified by the use of forward-looking terminology such as "believe," "expects," "prospects," "estimated," "should," "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier relationships, foreign political, economic and currency risks, risks associated with inventory, commodity price fluctuations and risks associated with the integration of recently acquired companies.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          13 WEEKS ENDED
                                                     -----------------------
                                                      APRIL 1,      APRIL 2,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                     2005          2004
                                                     ---------     ---------
NET SALES .......................................    $   876.5     $   764.2
Cost of operations:
   Cost of goods sold ...........................        664.1         581.5
   Operating expenses ...........................        172.1         153.1
   Amortization of intangibles ..................          0.7           0.6
                                                     ---------     ---------
        Total costs and expenses ................        836.9         735.2
                                                     ---------     ---------
OPERATING INCOME ................................         39.6          29.0
Other expense:
   Interest expense .............................         (5.2)         (3.0)
   Other, net ...................................         (1.7)         (3.1)
                                                     ---------     ---------
Income before income taxes and extraordinary
gain ............................................         32.7          22.9
Income tax expense ..............................         12.3           8.9
                                                     ---------     ---------
Income before extraordinary gain ................         20.4          14.0
Extraordinary gain, net of tax of $0.6 ..........           --           4.1
                                                     ---------     ---------
NET INCOME ......................................    $    20.4     $    18.1
                                                     =========     =========
BASIC INCOME PER SHARE:
   Income before extraordinary gain .............    $    0.54     $    0.38
   Extraordinary gain ...........................    $      --     $    0.11
   Net income ...................................    $    0.54     $    0.50
DILUTED INCOME PER SHARE:
   Income before extraordinary gain .............    $    0.51     $    0.37
   Extraordinary gain ...........................    $      --     $    0.11
   Net income ...................................    $    0.51     $    0.48
DIVIDEND PER COMMON SHARE .......................    $      --     $    1.50

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             APRIL 1,      DECEMBER 31,
                                                                               2005           2004
                                                                           -----------     ------------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                        (UNAUDITED)
                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents............................................    $     167.9     $      53.4
  Accounts receivable (less allowances of $15.8 and $18.0
     in 2005 and 2004, respectively)...................................          625.6           620.4
  Inventories..........................................................          598.0           580.1
  Deferred income taxes................................................           11.8            16.3
  Other current assets.................................................           12.5            11.7
                                                                           -----------     -----------
            Total current assets.......................................        1,415.8         1,281.9
Property and equipment, at cost........................................          182.2           183.8
Accumulated depreciation...............................................         (141.0)         (141.2)
                                                                           -----------     -----------
            Net property and equipment.................................           41.2            42.6
Goodwill...............................................................          293.3           293.6
Other assets...........................................................           87.8            88.5
                                                                           -----------     -----------
                                                                           $   1,838.1     $   1,706.6
                                                                           ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.....................................................    $     350.2     $     323.2
  Accrued expenses.....................................................          112.7           143.4
  Short-term debt......................................................           68.8              --
                                                                           -----------     -----------
            Total current liabilities..................................          531.7           466.6
Long-term debt.........................................................          453.7           412.4
Other liabilities......................................................           67.3            64.6
                                                                           -----------     -----------
            Total liabilities..........................................        1,052.7           943.6
STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized,
    37,706,785 and 37,375,676 shares issued and outstanding in 2005
    and 2004, respectively.............................................           37.7            37.4
  Capital surplus......................................................           57.9            50.7
  Retained earnings....................................................          680.5           660.1
  Accumulated other comprehensive income (loss):
     Foreign currency translation......................................            9.3            16.6
     Minimum pension liability.........................................           (1.8)           (1.8)
     Unrealized gain on derivatives....................................            1.8              --
                                                                           -----------     -----------
       Total accumulated other comprehensive income....................            9.3            14.8
                                                                           -----------     -----------
            Total stockholders' equity.................................          785.4           763.0
                                                                           -----------     -----------
                                                                           $   1,838.1     $   1,706.6
                                                                           ===========     ===========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        13 WEEKS ENDED
                                                                                ------------------------------
                                                                                   APRIL 1,         APRIL 2,
(IN MILLIONS)                                                                       2005              2004
                                                                                -------------    -------------
OPERATING ACTIVITIES
  Net income................................................................    $        20.4    $        18.1
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Extraordinary gain...................................................               --             (4.1)
       Depreciation.........................................................              4.1              4.1
       Amortization of stock compensation...................................              1.7              1.3
       Amortization of intangible assets and deferred financing costs.......              0.9              0.8
       Accretion of zero coupon convertible notes...........................              2.4              2.3
       Deferred income taxes................................................              7.4             (0.1)
       Income tax savings from employee stock plans.........................              1.8               --
       Changes in current assets and liabilities, net.......................            (33.8)           (29.9)
       Other, net...........................................................              2.2             (3.4)
                                                                                -------------    -------------
            Net cash provided by (used in) operating activities.............              7.1            (10.9)

INVESTING ACTIVITIES
  Capital expenditures......................................................             (3.0)            (2.9)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings........................................             40.8             20.8
  Repayment of long-term borrowings.........................................           (133.3)           (20.8)
  Bond proceeds.............................................................            199.6               --
  Proceeds from issuance of common stock....................................              3.6              6.1
  Deferred financing costs..................................................             (2.0)            (0.2)
  Proceeds from interest rate hedges........................................              1.8               --
  Payment of cash dividend..................................................             (0.1)           (55.1)
                                                                                -------------    -------------
            Net cash provided by (used in) financing activities.............            110.4            (49.2)
                                                                                -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM OPERATIONS............            114.5            (63.0)
Cash and cash equivalents at beginning of period............................             53.4            101.4
                                                                                -------------    -------------
Cash and cash equivalents at end of period..................................    $       167.9    $        38.4
                                                                                =============    =============

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

      RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company carried its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $0.8 million and $2.7 million for the thirteen weeks ended April 1, 2005 and April 2, 2004, respectively.

      STOCK BASED COMPENSATION: Beginning in 2003, the Company granted employee stock units in lieu of employee stock options. The fair value of the stock units is amortized over the four-year vesting period from the date of grant. In the first quarter of 2005 and 2004, total stock compensation of $1.7 million and $1.3 million was recognized as expense, respectively. Total expense for fiscal 2005 is expected to be approximately $7.8 million as compared to $5.8 million in fiscal 2004.

      Under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the condensed consolidated statements of operations for the stock option plans.

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

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

                                                                                   13 WEEKS ENDED
                                                                            ----------------------------
                                                                               APRIL 1,       APRIL 2,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                             2005           2004
                                                                            -------------   ------------
BASIC EARNINGS PER SHARE:

Net income as reported.................................................     $        20.4   $       18.1
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net..........................................               1.0            0.8
Deduct: SFAS No. 123 Stock-based employee compensation expense, net....              (1.9)          (2.3)
                                                                            -------------   ------------
Pro forma net income...................................................     $        19.5   $       16.6
                                                                            =============   ============

BASIC EARNINGS PER SHARE:
  As reported..........................................................     $        0.54   $       0.50
  Pro forma............................................................     $        0.52   $       0.45

DILUTED EARNINGS PER SHARE

Net income as reported.................................................     $        20.4   $       18.1
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net..........................................               0.9            0.8
Add: Net interest impact of assumed conversion of convertible notes....               0.8             --
Deduct: SFAS No. 123 Stock-based employee compensation expense, net....              (1.9)          (2.3)
                                                                            -------------   ------------
Pro forma net income...................................................     $        20.2   $       16.6
                                                                            =============   ============

DILUTED EARNINGS PER SHARE:
  As reported..........................................................     $        0.51   $       0.48
  Pro forma............................................................     $        0.49   $       0.44

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In September of 2004, the Emerging Issues Tasks Force ("EITF") reached a final conclusion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, that contingently convertible debt instruments will be subject to the if-converted method under SFAS No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. Under prior practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004. The effect of adopting EITF 04-08 required the Company to retroactively restate earnings per share to reflect the impact of adoption based on the form of the debt as of the year ended December 31, 2004. In December 2004, the Company modified its Convertible Notes due 2033 whereby the conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock. The restatement of earnings per share had a minimal impact in the first quarter of 2004. See
Note 4 "Income Per Share" for further information.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") postponed the effective date. SFAS No. 123(R) will be effective for annual (rather than interim) reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See "Stock based compensation" above for the pro forma net income and net income per share amounts for the 13 weeks ended April 1, 2005 and April 2, 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

stock incentive awards. The adoption of SFAS No. 123(R) by the Company is expected to result in an additional expense of approximately $0.8 million to be recognized in 2006.

      In December 2004, the FASB issued Staff Position No. 109-1 ("FAS 109-1"), Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 ("AJCA") introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Pursuant to the AJCA and the guidance that has been forthcoming to date, the Company will likely not be viewed as conducting "qualified production activities" and, thus, not be able to claim this tax benefit. Accordingly, the Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued Staff Position No. 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 was effective immediately, the Company was not able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provided additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete its evaluation of the effects of the repatriation provision within the second quarter of 2005. The range of possible amounts that may be available for repatriation under this provision is between zero and $217.7 million. The Company estimates that the related potential range of additional U.S. federal income tax is between zero and $11.0 million. The Company estimates that the related potential range of additional foreign withholding tax is between zero and $7.7 million.

      Final determination of the amounts, which the Company may repatriate under the regulations, will be limited by, among other consideration, the qualifying investment requirements of the AJCA and foreign jurisdiction borrowing capacity. Based on the rules promulgated to-date, and anticipated borrowing capacity in relevant geographies, the Company believes the actual amounts it will repatriate will be substantially less than the high-end noted above.

NOTE 2. COMPREHENSIVE INCOME

      Comprehensive income, net of tax, consisted of the following:

                                                      13 WEEKS ENDED
                                                   --------------------
                                                   APRIL 1,    APRIL 2,
(IN MILLIONS)                                        2005        2004
                                                   --------    --------
Net income ....................................    $  20.4     $  18.1
Change in cumulative translation adjustment ...       (7.3)       (1.0)
Change in fair market value of derivatives ....        1.8        (0.1)
                                                   -------     -------
Comprehensive income ..........................    $  14.9     $  17.0
                                                   =======     =======

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

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

NOTE 4. INCOME PER SHARE

      The following table sets forth the computation of basic and diluted income per share:

                                                                           13 WEEKS ENDED
                                                                        --------------------
                                                                        APRIL 1,    APRIL 2,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                      2005        2004
                                                                        --------    --------
BASIC INCOME PER SHARE:
  Income before extraordinary gain .................................    $   20.4    $   14.0
  Extraordinary gain, net ..........................................          --         4.1
                                                                        --------    --------
  Net income .......................................................    $   20.4    $   18.1
                                                                        ========    ========
  Weighted-average common shares outstanding .......................        37.6        36.5
  Income per share before extraordinary gain .......................    $   0.54    $   0.38
  Extraordinary gain per share .....................................    $     --    $   0.11
  Net income per share .............................................    $   0.54    $   0.50

DILUTED INCOME PER SHARE:
  Income before extraordinary gain .................................    $   20.4    $   14.0
  Net interest impact of assumed conversion of convertible notes ...         0.8          --
                                                                        --------    --------
  Adjusted income before extraordinary gain ........................        21.2        14.0
  Extraordinary gain, net ..........................................          --         4.1
                                                                        --------    --------
  Adjusted net income ..............................................    $   21.2    $   18.1
                                                                        ========    ========
  Weighted-average common shares outstanding .......................        37.6        36.5
  Effect of dilutive securities:
     Stock options and units .......................................         1.3         1.1
     Convertible notes due 2020 and 2033 ...........................         2.3          --
                                                                        --------    --------
  Weighted-average common shares outstanding .......................        41.2        37.6
                                                                        ========    ========
  Income per share before extraordinary gain .......................    $   0.51    $   0.37
  Extraordinary gain per share .....................................    $     --    $   0.11
  Net income per share .............................................    $   0.51    $   0.48

      The Convertible Notes due 2033 are convertible into 13.5584 of the Company's common stock in any calendar quarter if:

      -     the sales price of our common stock reaches specified thresholds;

      - during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

      -     the Convertible Notes due 2033 are called for redemption; or

      -     specified corporate transactions have occurred.

      Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. In accordance with the provisions of EITF 04-8, 0.9 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

shares outstanding for 2005. The inclusion in diluted earnings per share of all contingently issuable stock is required regardless of whether or not the above-mentioned triggers have been met. In the corresponding period in 2004, common stock shares attributable to the conversion value above the accreted principal were minimal.

      In the 13 weeks ended April 1, 2005, the Company included 1.4 million of common stock equivalents, relating to its 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"), in its calculation of diluted income per share because the effect was dilutive. Because the Convertible Notes due 2020 were included in the diluted shares outstanding, the related $0.8 million net interest expense was excluded from the determination of net income in the calculation of diluted income per share for the 13 weeks ended April 1, 2005. The impact of the Convertible Notes due 2020 was less than $0.01 per diluted share for the first quarter of 2005.

      In the 13 weeks ended April 2, 2004, the Company excluded from its calculation of diluted income per share 1.4 million of common stock equivalents relating to the Convertible Notes due 2020 because the effect would have been antidilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $0.7 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for the 13 weeks ended April 2, 2004.

      In the 13 weeks ended April 1, 2005 and April 2, 2004, the Company added
0.2 million and 0.3 million shares, respectively, in the respective period to the number of outstanding shares due to stock option exercises.

NOTE 5. INCOME TAXES

      The 2005 effective tax rate is 37.6% compared to 39.0% in 2004. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions, along with a higher level of pre-tax earnings, which dilutes the effect of nondeductible expenses. The change in tax rate increased income before extraordinary gain and net income by $0.5 million, or $0.01 per diluted share.

NOTE 6. DEBT

      On February 24, 2004, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.0 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.2 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million and will be used to redeem on June 28, 2005 the $68.8 million outstanding 7% convertible notes due 2020. Accordingly, the 7% convertible notes due 2020 is classified in current liabilities at April 1, 2005. In March, a portion of the proceeds were used to pay down our bank revolving lines of credit and also allowed us to reduce our borrowings under the accounts receivable securitization facility. The remaining proceeds from the Senior Notes will be used for general corporate purposes. As a result of the increase in borrowings, the Company's cash increased from $53.4 million at December 31, 2004 to $167.9 million at April 1, 2005, while its debt to total capitalization increased from 35.1% to 40.0% during the same period.

NOTE 7. SPECIAL DIVIDEND

      On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. On March 31, 2004, the Company paid $55.1 million of the dividend to shareholders of record as of March 16, 2004. In addition, as required by the plan documents, the remaining dividend of $0.6 million was accrued at April 1, 2005 for payments to be made on the vesting date to holders of employee stock units and restricted stock.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

NOTE 8. ACQUISITION OF BUSINESS

      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 200 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 weeks ended April 1, 2005, are $18.7 million of sales and $0.4 million of operating income. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $19.5 million. The tangible net assets primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, the fair value of customer relationships has been recorded in the company's condensed consolidated balance sheet as of April 1, 2005. The Company continues to evaluate the fair value of the remaining assets. Intangible assets have been recorded as follows:

      - $2.8 million of intangible assets with a finite life of 8.5 years (customer relationships); and

      -     $10.6 million of goodwill.

      The acquisition was accounted for as a purchase and the results of operations of DDI are included in the consolidated financial statements from the date of acquisition. Had this acquisition occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  APRIL 1,   DECEMBER 31,
                                                    2005         2004
                                                -----------  ------------
(IN MILLIONS)                                   (UNAUDITED)
ASSETS:
     Current assets ........................    $  1,376.4    $  1,280.6
     Property, net .........................          40.9          42.2
     Goodwill and other intangibles ........         318.0         319.3
     Other assets ..........................          77.6          77.7
                                                ----------    ----------
                                                $  1,812.9    $  1,719.8
                                                ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:
     Current liabilities ...................    $    514.2    $    445.7
     Subordinated notes payable to parent ..         103.0         205.3
     Long-term debt ........................         301.5         194.0
     Other liabilities .....................          89.1          86.2
     Stockholder's equity ..................         805.1         788.6
                                                ----------    ----------
                                                $  1,812.9    $  1,719.8
                                                ==========    ==========

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     13 WEEKS ENDED
                                  --------------------
                                  APRIL 1,    APRIL 2,
   (IN MILLIONS)                    2005        2004
                                  --------    --------
Net sales ....................    $  876.5    $  764.2
Operating income .............    $   40.6    $   30.1
Income before income taxes ...    $   32.8    $   23.3
Net income ...................    $   20.3    $   14.5

NOTE 10. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

      The Company has various defined benefit and defined contributory pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the "Domestic Plans") and various pension plans covering employees of foreign subsidiaries ("Foreign Plans"). The majority of the Company's pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company's policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), the Internal Revenue Service and applicable foreign laws. Assets in the various plans consisted primarily of equity securities and fixed income fund investments.

      Components of net periodic pension cost is as follows:

                                                                PENSION BENEFITS
                                      --------------------------------------------------------------------
                                            DOMESTIC                FOREIGN                  TOTAL
                                      --------------------    --------------------    --------------------
                                      APRIL 1,    APRIL 2,    APRIL 1,    APRIL 2,    APRIL 1,    APRIL 2,
                                        2005        2004        2005        2004        2005        2004
                                      --------    --------    --------    --------    --------    --------
                                                                  (IN MILLIONS)
Service cost .....................    $   1.5     $   1.5     $   1.3     $   1.1     $   2.8     $   2.6
Interest cost ....................        2.0         1.8         1.2         0.8         3.2         2.6
Expected return on plan assets ...       (1.8)       (1.6)       (1.0)       (0.7)       (2.8)       (2.3)
Net amortization .................        0.3         0.2     $   0.1     $   0.1         0.4         0.3
                                      -------     -------     -------     -------     -------     -------
Net periodic cost ................    $   2.0     $   1.9     $   1.6     $   1.3     $   3.6     $   3.2
                                      =======     =======     =======     =======     =======     =======

      The Company estimates that it will make contributions in 2005 of approximately $6.0 million to the Anixter Inc. Pension Plan and approximately $4.0 million to its Foreign Plans.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

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

      In the first quarter of 2004, the Company recorded an extraordinary gain of $4.1 million in its North America segment. For more information, see Note 3 "Extraordinary Gain." Segment information for the 13 weeks ended April 1, 2005 and April 2, 2004 was as follows:

                                   13 WEEKS ENDED
                               ----------------------
                                APRIL 1,     APRIL 2,
(IN MILLIONS)                    2005         2004
                               ---------    ---------
NET SALES:
    United States .........    $   570.5    $   495.1
    Canada ................         80.4         76.0
                               ---------    ---------
          North America ...        650.9        571.1
    Europe ................        168.3        140.2
    Emerging Markets ......         57.3         52.9
                               ---------    ---------
                               $   876.5    $   764.2
                               =========    =========
OPERATING INCOME:
    United States .........    $    26.6    $    19.1
    Canada ................          5.5          3.9
                               ---------    ---------
          North America ...         32.1         23.0
    Europe ................          6.1          4.5
    Emerging Markets ......          1.4          1.5
                               ---------    ---------
                               $    39.6    $    29.0
                               =========    =========

                               APRIL 1,    DECEMBER 31,
                                  2005         2004
                               ---------   ------------
TOTAL ASSETS:
    United States .........    $ 1,285.4    $ 1,163.7
    Canada ................        145.2        145.4
                               ---------    ---------
          North America ...      1,430.6      1,309.1
    Europe ................        288.4        271.8
    Emerging Markets ......        119.1        125.7
                               ---------    ---------
                               $ 1,838.1    $ 1,706.6
                               =========    =========

                           ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ACQUISITION OF DISTRIBUTION DYNAMICS

      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 200 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $19.5 million. Included in the results of the Company for the 13 weeks ended April 1, 2005, are $18.7 million of sales and $0.4 million of operating income.

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

      In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. At the current level of operating margin and working capital turns, the Company estimates that in 2005 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the organic sales growth rate in 2005 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. In addition to on-hand cash balances, the Company has adequate facilities to fund its expected growth in operations.

Cash Flow

      Consolidated net cash provided by operations was $7.1 million in the first quarter of 2005, compared to cash used for operating activities of $10.9 million in the same period in 2004. Income before extraordinary gain was $20.4 million in the first quarter of 2005 compared to $14.0 million in the corresponding period in 2004. Working capital, deferred taxes and income tax savings from employee stock plans, together increased $24.6 million in 2005 compared to an increase of $30.0 million in 2004. In addition, the net change in the cash surrender value of life insurance policies, deferred compensation liability and accrued pension, increased cash from operations by $2.5 million as compared to a decrease of $3.4 million in the corresponding period in 2004.

      Consolidated net cash used in investing activities, primarily related to capital expenditures spent to support warehouse operations, were $3.0 million in the first quarter of 2005 and $2.9 million in 2004. Capital expenditures are expected to be approximately $15.0 million in 2005.

                           ANIXTER INTERNATIONAL INC.

      Consolidated net cash provided by financing activities was $110.4 million in the first quarter of 2005 compared to cash used in financing activities of $49.2 million in the first quarter of 2004. In the first quarter of 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). The proceeds were $199.6 million. Issuance costs related to the offering were approximately $2.0 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering. In 2005, the Company reduced borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $92.5 million, utilizing the proceeds from the issuance of the Senior Notes. As a result of significant cash holdings at the end of 2003, there was no net change in 2004 from proceeds and repayment of long-term borrowings. During the 13 weeks ended April 2, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share. Proceeds from the issuance of common stock relating to the exercise of stock options and stock units were $3.6 million in the first quarter of 2005 compared to $6.1 million in the first quarter of 2004.

Financings

      On February 24, 2004, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.0 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.2 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million and will be used to redeem on June 28, 2005 the $68.8 million outstanding 7% convertible notes due 2020. Accordingly, the 7% convertible notes due 2020 are classified in current liabilities at April 1, 2005. In March, a portion of the proceeds were used to pay down our bank revolving lines of credit and also allowed us to reduce our borrowings under the accounts receivable securitization facility. The remaining proceeds from the Senior Notes will be used for general corporate purposes. As a result of the increase in borrowings, the Company's cash increased from $53.4 million at December 31, 2004 to $167.9 million at April 1, 2005, while its debt to total capitalization increased from 35.1% to 40.0% during the same period.

      In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly owned, bankruptcy remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the 13 weeks ended April 1, 2005 and April 2, 2004 was approximately $138.1 million and $131.5 million, respectively. The effective funding rate on the ARC funding was 3.2% and 1.7% in the first quarter of 2005 and 2004, respectively.

      At April 1, 2005, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement, all of which was available to be borrowed. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.2 million in the first quarter of 2005 and 2004, and were included in interest expense in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of April 1, 2005, $223.2 million of the $275.0 million available under bank revolving lines of credit at Anixter would be permitted to be borrowed, of which $200.9 million may be used to pay dividends to the Company.

      At April 1, 2005 and December 31, 2004, certain foreign subsidiaries had approximately $22.3 million and $24.0 million, respectively, available under bank revolving lines of credit, $0.5 million and $2.1 million of which was outstanding at April 1, 2005 and December 31, 2004, respectively.

      Consolidated interest expense was $5.2 million and $3.0 million for the first quarter of 2005 and 2004, respectively. The increase in interest expense is due to higher debt levels, including funding associated with the accounting consolidation of the securitization facility.

                           ANIXTER INTERNATIONAL INC.

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

      The Company's recent operating results have been favorably affected by the rise in commodity prices, primarily petrochemicals and copper, which are components in some of the products we sell. As current purchase costs with suppliers increase due to higher commodity prices, the Company's percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase, results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

OVERVIEW

      In the first quarter of 2005, the Company's income before extraordinary gain increased by $6.4 million, or 46.1%, on a 14.7% increase in sales from the first quarter of the prior year. Sales, gross profits, operating expense and operating income, all showed year-on-year increases from combined unit growth and commodity price driven price increases, the acquisition of DDI in June of 2004 and exchange rate differences related to the weaker U.S. dollar. In the first quarter of 2005, DDI contributed $18.7 million of sales, while foreign exchange increased sales and operating income $12.9 million and $0.6 million, respectively. Excluding the acquisition of DDI and the foreign currency effects of the weaker U.S. dollar, sales and operating income grew 10.6% and 33.0% in the first quarter of 2005 as compared to the corresponding period in 2004.

      The first quarter sales and operating income growth resulted from an increase in market penetration in the Enterprise Cabling and Industrial Wire and Cable markets, strong growth in the OEM Supply business, continued expansion of the security products distribution business and commodity-driven price increases.

      Other expenses decreased in the current year due to lower foreign exchange losses, which in large part were the result of the February 2004 devaluation of the Venezuelan Bolivar. The Company's effective tax rate dropped to 37.6% from 39.0% in the year ago quarter. The extraordinary gain in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.

CONSOLIDATED RESULTS OF OPERATIONS

                                   13 WEEKS ENDED
                          -------------------------------
                          APRIL 1,    APRIL 2,    PERCENT
                            2005        2004       CHANGE
                          --------    --------    -------
                                   (IN MILLIONS)
Net sales ............    $  876.5    $  764.2     14.7%
Gross profit .........    $  212.4    $  182.7     16.3%
Operating expenses ...    $  172.8    $  153.7     12.5%
Operating income .....    $   39.6    $   29.0     36.5%

      Net Sales: The Company's net sales during the first quarter of 2005 increased 14.7% to $876.5 million from $764.2 million in the same period in 2004. The acquisition of DDI in June of 2004, along with favorable effects from changes in exchange rates, accounted for $31.6 million of the increase. Excluding the acquisition of DDI and the effects from changes in exchange rates, the Company's net sales increased 10.6% during the 13 weeks ended April 1, 2005 from the same period in 2004. The increase in net sales was due to the addition of new customers and additional spending by existing customers, strong growth in the OEM Supply business, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines.

                           ANIXTER INTERNATIONAL INC.

      Gross Margins: Gross margins increased to 24.2% in the first quarter of 2005 from 23.9% in the corresponding period in 2004. The increase is attributable to North America where an improved sales mix, higher prices and a higher growth rate in the OEM Supply market, compared to Company-wide sales growth rates, in the higher gross margin OEM Supply market improved gross margins.

      Operating Income: As a result of higher sales and gross margins coupled with tight expense control, operating margins were 4.5% for the first quarter of 2005 as compared to 3.8% in the first quarter of 2004. Operating expenses increased $19.2 million, or 12.5%, in the first quarter of 2005 from the corresponding period in 2004. The DDI acquisition increased operating expenses by $4.9 million, while changes in exchange rates increased operating expenses by $2.5 million. Excluding the above, operating expenses increased $11.8 million, or 7.7%, primarily due to variable costs associated with higher sales volumes.

      Interest Expense: Consolidated interest expense increased to $5.2 million in the first quarter of 2005 from $3.0 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the first quarter of 2005, along with the accounting consolidation of the Company's securitization facility in the fourth quarter of 2004. The average debt balance in the first quarter was $451.8 million in 2005 and $241.1 million in 2004. The average interest rate for the first quarter of 2005 and 2004, was 4.6% and 5.0%, respectively.

Other, net income (expense):

                                                       13 WEEKS ENDED
                                                     -------------------
                                                     APRIL 1,   APRIL 2,
                                                       2005       2004
                                                     --------   --------
                                                        (IN MILLIONS)
Foreign exchange .................................    $ (1.1)    $ (3.1)
Cash surrender value of life insurance policies ..      (0.5)       0.1
Other ............................................      (0.1)      (0.1)
                                                      ------     ------
                                                      $ (1.7)    $ (3.1)
                                                      ======     ======

      Foreign exchange produced a net loss of $1.1 million in 2005 as compared to a loss of $3.1 million corresponding period of 2004. A significant portion of the net loss in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar.

                           ANIXTER INTERNATIONAL INC.

      Income Taxes: The consolidated tax provision increased to $12.3 million in first quarter of 2005 from $8.9 million in the first quarter of 2004, primarily due to an increase in income before taxes and extraordinary gain. The 2005 effective tax rate is 37.6% compared to 39.0% in 2004. The decrease in the effective tax rate is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions, along with a higher level of pre-tax earnings, which dilutes the effect of nondeductible expenses. The change in tax rate increased income before extraordinary gain and net income by $0.5 million, or $0.01 per diluted share.

NORTH AMERICA RESULTS OF OPERATIONS

                                    13 WEEKS ENDED
                          --------------------------------
                           APRIL 1,     APRIL 2,   PERCENT
                             2005         2004     CHANGE
                          ---------    ---------   -------
                                     (IN MILLIONS)
Net sales ............    $   650.9    $   571.1    14.0%
Gross profit .........    $   158.8    $   134.3    18.2%
Operating expenses ...    $   126.7    $   111.3    13.8%
Operating income .....    $    32.1    $    23.0    39.4%

      Net Sales: When compared to the corresponding period in 2004, North America net sales for the 13 weeks ended April 1, 2005 increased 14.0% to $650.9 million, including a $5.7 million favorable effect on exchange rates and an increase of $18.7 million as a result of the acquisition of DDI. The combined Industrial Wire and Cable and Enterprise Cabling sales increased $41.9 million in the first quarter of 2005 as compared to the first quarter of 2004. The increase resulted from a combination of increased demand from both new and existing customers, continued progress in the security market and price increases driven by higher copper and data cabling prices. In the OEM Supply market, sales increased 56.4% to $84.4 million, including the acquisition of DDI. The growth in these customers reflects the expansion of existing contracts, new contract additions and an increase in pricing. Sales to telecom original equipment manufacturers increased 8.2% as compared to 2004.

      Gross Margins: Gross margins increased to 24.4% in the first quarter of 2005 from 23.5% for the same period in 2004. The increase is attributable to improved sales mix, higher prices and a higher growth rate in the higher gross margin OEM Supply market compared to the growth rate in the North America Enterprise Cabling and Industrial Wire and Cable markets.

      Operating Income: Operating expenses increased $15.4 million in the first quarter of 2005 from the corresponding period in 2004. The increase is primarily due to variable costs associated with the increase in sales volume. The acquisition of DDI added $4.9 million of operating expenses. Primarily as a result of higher gross margins and continued tight expense controls, North America operating margins increased to 4.9% in the first quarter of 2005 from 4.0% in the same period in 2004.

EUROPE RESULTS OF OPERATIONS

                                  13 WEEKS ENDED
                          -------------------------------
                          APRIL 1,    APRIL 2,    PERCENT
                            2005        2004      CHANGE
                          --------    --------    -------
                                   (IN MILLIONS)
Net sales ............    $  168.3    $  140.2     20.0%
Gross profit .........    $   42.0    $   36.6     14.7%
Operating expenses ...    $   35.9    $   32.1     11.8%
Operating income .....    $    6.1    $    4.5     35.8%

      Net Sales: Europe net sales increased 20.0% in the first quarter of 2005 to $168.3 million from $140.2 million in the first quarter of 2004, including a $7.1 million favorable effect from changes in exchange rates. The increase in local currency sales of 15.0% reflects an increase in economic activity in Europe, particularly the OEM Supply market where sales grew $9.5 million, or 40.0%, in the first quarter of 2005 as compared to the corresponding period in 2004.

                           ANIXTER INTERNATIONAL INC.

      Gross Margins: Europe's gross margins decreased to 25.0% in the first quarter of 2005 from 26.1% in the same period in 2004. The decline is a result of larger projects in 2005 at reduced margins, along with an increase in sales to integrated supply customers which have lower margins.

      Operating Income: Compared to the first quarter of 2004, Europe's operating expenses increased 11.8%, or $3.8 million, to $35.9 million in the first quarter of 2005. Included in the increase are $1.5 million for changes in exchange rates. Excluding the exchange rate impact, operating expenses were $2.3 million, or 7.2% higher than 2004. Tight expense controls and substantial improvement in operating performance in the OEM Supply business resulted in the operating margin increasing from 3.2% in 2004 to 3.6% in 2005. Exchange rate changes had a $0.2 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                  13 WEEKS ENDED
                          -------------------------------
                          APRIL 1,    APRIL 2,    PERCENT
                            2005        2004      CHANGE
                          --------    --------    -------
                                   (IN MILLIONS)
Net sales ............    $   57.3    $   52.9      8.3%
Gross profit .........    $   11.6    $   11.8     (1.0)%
Operating expenses ...    $   10.2    $   10.3        -%
Operating income .....    $    1.4    $    1.5     (7.5)%

      Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 8.3%, to $57.3 million in the first quarter of 2005, from $52.9 million in the first quarter of 2004. Latin America sales grew 18.7%, while Asia Pacific sales declined 13.0% during the first quarter of 2005 compared to the corresponding period in 2004. The decline in Asia Pacific was the result of some major projects in 2004, which were not expected to repeat in 2005. Exchange rate changes had a minimal impact on sales.

      Gross Margins: During the first quarter of 2005, Emerging Markets' gross margins decreased to 20.3% from 22.2% in the corresponding period in 2004. The decline resulted from large fulfillment sales at reduced margins in Latin America.

      Operating Income: Operating expenses in the first quarter of 2005 remained flat to the corresponding period in 2004. Primarily a result of the decline in gross margins and reduced project business in Asia Pacific, operating margins declined to 2.4% in the first quarter of 2005 from 2.8% in 2004.

                           ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The estimated fair market value of the Company's outstanding fixed rate debt at April 1, 2005, was $465.2 million. If the interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 4.0% and 4.2%, respectively. Changes in the market value of the Company's debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assume no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of April 1, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 1, 2005. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                         ANIXTER INTERNATIONAL INC.

May 10, 2005

                                         By: /s/ Robert W. Grubbs
                                             ----------------------------------
                                                 Robert W. Grubbs
                                          President and Chief Executive Officer

May 10, 2005

                                         By: /s/ Dennis J. Letham
                                             -----------------------------------
                                                 Dennis J. Letham
                                             Senior Vice President - Finance
                                              and Chief Financial Officer