Form 10-Q
period 2005-07-01
ANIXTER INTERNATIONAL INC
filed 2005-08-05
CIK 52795

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

                   For the quarterly period ended July 1, 2005

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______

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

      Yes [X] No [ ]

      At August 1, 2005, 37,866,076 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements........................................................................     1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......    13

Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    22

Item 4. Controls and Procedures.....................................................................    22

                                     PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................     *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................     *

Item 3. Defaults Upon Senior Securities.............................................................     *

Item 4. Submission of Matters to a Vote of Security Holders.........................................    23

Item 5. Other Information...........................................................................     *

Item 6. Exhibits....................................................................................    23

*No reportable information under this item.

This report may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements can be identified by the use of forward-looking terminology such as "believe," "expects," "intends," "anticipates," "completes," "estimates," "plans," "projects," "should," "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier or customer relationships, technology changes, economic and currency risks, new or changed competitors, risks associated with inventory, commodity price fluctuations and risks associated with the integration of recently acquired companies.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              13 WEEKS ENDED           26 WEEKS ENDED
                                                         ----------------------   -----------------------
                                                           JULY 1,     JULY 2,      JULY 1,      JULY 2,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                         2005        2004         2005         2004
                                                         ----------   ---------   ----------    ---------
NET SALES ...........................................    $    936.1   $   813.1   $  1,812.6    $ 1,577.3
Cost of operations:
   Cost of goods sold................................         713.6       621.6      1,377.7      1,203.1
   Operating expenses................................         175.5       157.1        347.6        310.2
   Amortization of intangibles.......................           0.8         0.7          1.5          1.3
                                                         ----------   ---------   ----------    ---------
        Total costs and expenses.....................         889.9       779.4      1,726.8      1,514.6
                                                         ----------   ---------   ----------    ---------
OPERATING INCOME.....................................          46.2        33.7         85.8         62.7

Other expense:
   Interest expense..................................          (6.8)       (3.0)       (12.0)        (6.0)
   Extinguishment of debt............................          (1.2)       (0.7)        (1.2)        (0.7)
   Other, net........................................          (0.3)       (2.4)        (2.0)        (5.5)
                                                         ----------   ---------   ----------    ---------
Income before income taxes and extraordinary gain....          37.9        27.6         70.6        50.5
Income tax expense...................................          13.5        10.8         25.8         19.7
                                                         ----------   ---------   ----------    ---------
Income before extraordinary gain.....................          24.4        16.8         44.8         30.8
Extraordinary gain, net of tax of $0.6...............            --          --           --          4.1
                                                         ----------   ---------   ----------    ---------

NET INCOME...........................................    $     24.4   $    16.8   $     44.8    $    34.9
                                                         ==========   =========   ==========    =========

BASIC INCOME PER SHARE:
   Income before extraordinary gain..................    $     0.64   $    0.46   $     1.19    $    0.84
   Extraordinary gain................................    $       --   $      --   $       --    $    0.11
   Net income........................................    $     0.64   $    0.46   $     1.19    $    0.95

DILUTED INCOME PER SHARE:
   Income before extraordinary gain..................    $     0.61   $    0.44   $     1.12    $    0.81
   Extraordinary gain................................    $       --   $      --   $       --    $    0.11
   Net income........................................    $     0.61   $    0.44   $     1.12    $    0.92
DIVIDEND PER COMMON SHARE............................    $       --   $      --   $       --    $    1.50

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 1,       DECEMBER 31,
                                                                                       2005            2004
                                                                                   ------------     -----------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                 (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents....................................................    $       27.4     $      53.4
  Restricted cash..............................................................            74.8              --
  Accounts receivable (less allowances of $16.5 and $18.0
     in 2005 and 2004, respectively)...........................................           680.5           620.4
  Inventories..................................................................           633.1           580.1
  Deferred income taxes........................................................            10.8            16.3
  Other current assets.........................................................            14.6            11.7
                                                                                   ------------     -----------
            Total current assets...............................................         1,441.2         1,281.9
Property and equipment, at cost................................................           183.7           183.8
Accumulated depreciation.......................................................          (143.1)         (141.2)
                                                                                   ------------     -----------
            Net property and equipment.........................................            40.6            42.6
Goodwill.......................................................................           292.9           293.6
Other assets...................................................................            84.8            88.5
                                                                                   ------------     -----------
                                                                                   $    1,859.5     $   1,706.6
                                                                                   ============     ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.............................................................    $      385.7     $     323.2
  Accrued expenses.............................................................           130.4           143.4
                                                                                   ------------     -----------
            Total current liabilities..........................................           516.1           466.6
Long-term debt.................................................................           484.9           412.4
Other liabilities..............................................................            53.1            64.6
                                                                                   ------------     -----------
            Total liabilities..................................................         1,054.1           943.6

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized,
     37,934,766 and 37,375,676 shares issued and outstanding in 2005
     and 2004, respectively....................................................            37.9            37.4
  Capital surplus..............................................................            65.0            50.7
  Retained earnings............................................................           704.9           660.1
  Accumulated other comprehensive (loss) income:
     Foreign currency translation..............................................            (2.2)           16.6
     Minimum pension liability.................................................            (1.8)           (1.8)
     Unrealized gain on derivatives............................................             1.6              --
                                                                                   ------------     -----------
         Total accumulated other comprehensive (loss) income...................            (2.4)           14.8
                                                                                   ------------     -----------
            Total stockholders' equity.........................................           805.4           763.0
                                                                                   ------------     -----------
                                                                                   $    1,859.5     $   1,706.6
                                                                                   ============     ===========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          26 WEEKS ENDED
                                                                                   ----------------------------
                                                                                      JULY 1,         JULY 2,
(IN MILLIONS)                                                                          2005            2004
                                                                                   ------------     -----------
OPERATING ACTIVITIES

  Net income...................................................................    $       44.8     $      34.9
  Adjustments to reconcile net income to net cash (used in) provided  by operating activities:
      Loss on extinguishment of debt...........................................             1.2             0.7
      Extraordinary gain.......................................................              --            (4.1)
      Depreciation.............................................................             8.1             8.1
      Accretion of zero coupon convertible notes...............................             4.8             4.6
      Amortization of stock compensation.......................................             3.5             2.8
      Amortization of intangible assets and deferred financing costs...........             1.8             1.6
      Deferred income taxes....................................................            10.5             0.2
      Income tax savings from employee stock plans.............................             3.3             2.0
      Changes in current assets and liabilities, net...........................           (97.7)          (42.9)
      Other, net...............................................................             2.2            (4.0)
                                                                                   ------------     -----------
            Net cash (used in) provided by operating activities................           (17.5)            3.9

INVESTING ACTIVITIES

     Restricted cash in escrow.................................................           (76.6)             --
     Capital expenditures......................................................            (6.8)           (6.3)
     Acquisition of business...................................................              --           (33.3)
                                                                                   ------------     -----------
           Net cash used in investing activities...............................           (83.4)          (39.6)

FINANCING ACTIVITIES

     Repayment of long-term borrowings.........................................          (166.6)         (123.1)
     Proceeds from long-term borrowings........................................           104.6           137.8
     Bond proceeds.............................................................           199.6              --
     Retirement of 7% zero coupon convertible notes............................           (69.9)             --
     Proceeds from issuance of common stock....................................             7.6            12.4
     Proceeds from interest rate hedges........................................             1.8              --
     Deferred financing costs..................................................            (2.1)           (1.1)
     Payment of cash dividend..................................................            (0.1)          (55.1)
     Other, net................................................................              --            (0.1)
                                                                                   ------------     -----------
            Net cash provided by (used in) financing activities................            74.9           (29.2)
                                                                                   ------------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS FROM OPERATIONS..........................           (26.0)          (64.9)
 Cash and cash equivalents at beginning of period..............................            53.4           101.4
                                                                                   ------------     -----------
 Cash and cash equivalents at end of period....................................    $       27.4     $      36.5
                                                                                   ============     ===========

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

      RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company carried its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. During the 13 and 26 weeks ended July 1, 2005, $3.1 million and $3.9 million was recognized for the provision for doubtful accounts, respectively. During the 13 and 26 weeks ended July 2, 2004, $2.7 million and $5.6 million was recognized for the provision for doubtful accounts, respectively.

      STOCK BASED COMPENSATION: Beginning in 2003, the Company granted employee stock units in lieu of employee stock options. The fair value of the stock units is amortized over the four-year vesting period from the date of grant. During the 13 and 26 weeks ended July 1, 2005, total stock compensation of $2.3 million and $4.0 million was recognized as expense, respectively. During the 13 and 26 weeks ended July 2, 2004, total stock compensation was $1.5 million and $2.8 million, respectively. Total expense for fiscal 2005 is expected to be approximately $7.8 million as compared to $5.8 million in fiscal 2004.

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

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

                                                                          13 WEEKS ENDED           26 WEEKS ENDED
                                                                     -----------------------   -----------------------
                                                                       JULY 1,      JULY 2,      JULY 1,      JULY 2,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                    2005         2004         2005         2004
                                                                     ----------   ----------   ----------   ----------
BASIC EARNINGS PER SHARE:

Net income as reported..........................................     $     24.4   $     16.8   $     44.8   $     34.9
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net...................................            1.4          0.9          2.4          1.7
Deduct: SFAS No. 123 Stock-based employee compensation
  expense, net..................................................           (2.1)        (2.2)        (4.0)        (4.5)
                                                                     ----------   ----------   ----------   ----------
Pro forma net income............................................     $     23.7   $     15.5   $     43.2   $     32.1
                                                                     ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE:
  As reported...................................................     $     0.64   $     0.46   $     1.19   $     0.95
  Pro forma.....................................................     $     0.63   $     0.42   $     1.15   $     0.88

DILUTED EARNINGS PER SHARE:
  As reported...................................................     $     0.61   $     0.44   $     1.12   $     0.92
  Pro forma.....................................................     $     0.59   $     0.41   $     1.07   $     0.85

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In September of 2004, the Emerging Issues Tasks Force ("EITF") reached a final conclusion on EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share ("EITF 04-08"), that contingently convertible debt instruments will be subject to the if-converted method under SFAS No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. Under prior practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF 04-08 is for reporting periods ending after December 15, 2004. The effect of adopting EITF 04-08 required the Company to retroactively restate earnings per share to reflect the impact of adoption based on the form of the debt as of the year ended December 31, 2004. In December 2004, the Company modified its Convertible Notes due 2033 whereby the conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock. The restatement of earnings per share had a minimal impact in the 13 weeks ended July 2, 2004 and reduced diluted earnings per share before extraordinary gain from 82 cents to 81 cents in the 26 weeks ended July 2, 2004. See Note 4 "Income Per Share" for further information.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") postponed the effective date. SFAS No. 123(R) will be effective for annual (rather than interim) reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See "Stock based compensation" above for the pro forma net income and net income per share amounts for the 13 and 26 weeks ended July 1, 2005 and July 2, 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. The adoption of SFAS No. 123(R) by the Company is expected to result in an additional expense of approximately $0.8 million to be recognized in 2006.

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

      In December 2004, the FASB issued Staff Position No. 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 was effective immediately, the Company was not able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provided additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expected to complete its evaluation of the effects of the repatriation provision within the second quarter of 2005, and has largely done so. While the range of possible amounts that may be available for repatriation under this provision was previously estimated as between zero and $217.7 million, it now seems most likely that a repatriation, if done at all, will not exceed $75 million. The Company estimates that the related potential range of additional U.S. federal income tax previously announced as between zero and $11.0 million will, if the repatriation is done at the currently estimated maximum amount of $75 million level, approximate $3.8 million. The Company estimates that the related potential additional foreign withholding tax on a repatriation at the currently estimated maximum amount of $75 million would be $3.8 million, compared to the previously announced range of such additional withholding taxes as between zero and $7.7 million.

      Final determination of the amounts, if any, which the Company may repatriate under the regulations, will be limited by, among other considerations, the qualifying investment requirements of the AJCA and foreign jurisdiction borrowing capacity.

NOTE 2. COMPREHENSIVE INCOME

      Comprehensive income, net of tax, consisted of the following:

                                                                   13 WEEKS ENDED            26 WEEKS ENDED
                                                               -----------------------   -----------------------
                                                                 JULY 1,      JULY 2,      JULY 1,      JULY 2,
(IN MILLIONS)                                                     2005         2004         2005         2004
                                                               ----------    ---------   ----------    ---------
Net income...............................................      $     24.4    $    16.8   $     44.8    $    34.9
Change in cumulative translation adjustment..............           (11.5)        (5.6)       (18.8)        (6.6)
Change in fair market value of derivatives...............            (0.2)         0.3          1.6          0.2
                                                               ----------    ---------   ----------    ---------
Comprehensive income.....................................      $     12.7    $    11.5   $     27.6    $    28.5
                                                               ==========    =========   ==========    =========

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

NOTE 4. INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

                                                                        13 WEEKS ENDED           26 WEEKS ENDED
                                                                   ----------------------    ----------------------
                                                                    JULY 1,      JULY 2,      JULY 1,      JULY 2,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                 2005         2004         2005         2004
                                                                   ---------    ---------    ---------    ---------
BASIC INCOME PER SHARE:

  Income before extraordinary gain..............................   $    24.4    $    16.8    $    44.8    $    30.8
  Extraordinary gain, net.......................................          --           --           --          4.1
                                                                   ---------    ---------    ---------    ---------
  Net income....................................................   $    24.4    $    16.8    $    44.8    $    34.9
                                                                   =========    =========    =========    =========

  Weighted-average common shares outstanding....................        37.8         36.7         37.7         36.6

  Income per share before extraordinary gain....................   $    0.64    $    0.46    $    1.19    $    0.84
  Extraordinary gain per share..................................   $      --    $      --    $      --    $    0.11
  Net income per share..........................................   $    0.64    $    0.46    $    1.19    $    0.95

DILUTED INCOME PER SHARE:
  Income before extraordinary gain..............................   $    24.4    $    16.8    $    44.8    $    30.8
  Net interest impact of assumed conversion of convertible
    notes.......................................................          --           --          0.8           --
                                                                   ---------    ---------    ---------    ---------
  Adjusted income before extraordinary gain.....................        24.4         16.8         45.6         30.8
  Extraordinary gain, net.......................................          --           --           --          4.1
                                                                   ---------    ---------    ---------    ---------
  Net income....................................................   $    24.4    $    16.8    $    45.6    $    34.9
                                                                   =========    =========    =========    =========

  Weighted-average common shares outstanding....................        37.8         36.7         37.7         36.6
  Effect of dilutive securities:
   Stock options and units......................................         1.3          1.3          1.3          1.2
   Convertible notes due 2033...................................         1.0          0.2          0.9          0.1
   Convertible notes due 2020...................................          --           --          0.8           --
                                                                   ---------    ---------    ---------    ---------
  Weighted-average common shares outstanding....................        40.1         38.2         40.7         37.9
                                                                   =========    =========    =========    =========

  Income per share before extraordinary gain....................   $    0.61    $    0.44    $    1.12    $    0.81
  Extraordinary gain per share..................................   $      --    $      --    $      --    $    0.11
  Net income per share..........................................   $    0.61    $    0.44    $    1.12    $    0.92

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

      Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. In accordance with the provisions of EITF 04-08, 1.0 million and 0.9 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 and 26 weeks ended July 1, 2005. The inclusion in diluted earnings per share of all contingently issuable stock is required regardless of whether or not the above-mentioned triggers have been met. In the corresponding periods in 2004, common stock shares of 0.2 million and 0.1 million, attributable to the conversion value above the accreted principal of the Convertible Notes, have been included in the diluted weighted average common shares outstanding for the 13 and 26 weeks ended July 2, 2004, respectively. As a result of the restatement of diluted shares outstanding, income per share before extraordinary gain for the 26 weeks ended July 2, 2004, declined from 82 cents per diluted share to 81 cents per diluted share.

      In June 2005, the Company repurchased the remaining 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"). There was no dilutive effect for the 13 weeks ended July 1, 2005. In the 26 weeks ended July 1, 2005, the Company included in its calculation of diluted income per share 0.8 million of common stock equivalents relating to the Convertible Notes due 2020 and excluded $0.8 million of related net interest expense. In the 13 and 26 weeks ended July 2, 2004, the Company excluded from its calculation of diluted income per share 1.4 million of common stock equivalents relating to the Convertible Notes due 2020, as the effect was antidilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $0.7 million and $1.4 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for the 13 and 26 weeks ended July 2, 2004, respectively.

      In the 13 weeks ended July 1, 2005 and July 2, 2004, the Company added 0.4 million and 0.3 million shares, respectively, in the respective period to the number of outstanding shares due to stock option exercises. In both the 26 weeks ended July 1, 2005 and July 2, 2004, the Company added 0.6 million shares to the number of outstanding shares due to stock option exercises.

NOTE 5. INCOME TAXES

      The effective tax rate is 35.7% for the 13 weeks and 36.6% for the 26 weeks ended July 1, 2005, compared to 39.0% for both the 13 weeks and 26 weeks ended July 2, 2004. The decrease in the effective tax rate is primarily due to the effect of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. The change in tax rate increased net income by $1.2 million, or $0.03 per diluted share, for the 13 weeks ended July 1, 2005 compared to the corresponding period in 2004. The change in tax rate increased income before extraordinary gain and net income by $1.7 million, or $0.04 per diluted share, for the 26 weeks ended July 1, 2005 compared to the corresponding period in 2004.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

NOTE 6. DEBT

      On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, in the 13 weeks ended July 1, 2005, the Company wrote-off the related unamortized issuance costs resulting in an after-tax loss of $0.7 million, or $0.02 per diluted share.

      On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.1 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used, in part, to redeem the Convertible Notes due 2020. As a result of the increase in borrowings, the Company's cash increased from $53.4 million at December 31, 2004 to $102.2 million at July 1, 2005, of which $74.8 million was restricted for an acquisition of the shares of Infast and related transaction costs (see
Note 12 "Subsequent Event"). The remaining proceeds from the Senior Notes will be used for general corporate purposes, including possible acquisitions. The Company's debt-to-total capitalization increased from 35.1% to 37.6% during the same period.

NOTE 7. SPECIAL DIVIDEND

      On February 11, 2004, the Company's Board of Directors declared a special dividend of $1.50 per common share, or $55.8 million, as a return of excess capital to shareholders. As of July 1, 2005, the Company has paid $55.2 million. The remaining dividend of $0.6 million was accrued at July 1, 2005 for payments to be made on the vesting date to holders of employee stock units and restricted stock.

NOTE 8. ACQUISITION OF BUSINESS

      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 180 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 and 26 weeks ended July 1, 2005, are $18.7 million and $37.4 million of sales, respectively, and $0.6 million and $1.0 million of operating income, respectively. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $18.3 million. The tangible net assets primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, the fair value of customer relationships has been recorded in the company's condensed consolidated balance sheet as of July 1, 2005. Intangible assets have been recorded as follows:

      - $2.8 million of intangible assets with a finite life of 8.5 years (customer relationships); and

      -     $11.8 million of goodwill.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JULY 1,       DECEMBER 31,
 (IN MILLIONS)                                                                    2005            2004
                                                                               -----------     ------------
                                                                                (UNAUDITED)
ASSETS:
     Current assets......................................................      $   1,451.4     $    1,280.6
     Property, net.......................................................             40.3             42.2
     Goodwill and other intangibles......................................            316.6            319.3
     Other assets........................................................             78.6             77.7
                                                                               -----------     ------------
                                                                               $   1,886.9     $    1,719.8
                                                                               ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities.................................................      $     507.3     $      445.7
     Subordinated notes payable to parent................................             76.1            205.3
     Long-term debt......................................................            331.6            194.0
     Other liabilities...................................................             74.6             86.2
     Stockholders' equity................................................            897.3            788.6
                                                                               -----------     ------------
                                                                               $   1,886.9     $    1,719.8
                                                                               ===========     ============

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      13 WEEKS ENDED           26 WEEKS ENDED
                                                ------------------------   -----------------------
                                                  JULY 1,       JULY 2,     JULY 1,      JULY 2,
 (IN MILLIONS)                                     2005          2004        2005          2004
                                                -----------   ----------   ---------    ----------
Net sales...................................    $     936.1   $    813.1   $ 1,812.6    $  1,577.3
Operating income............................    $      47.6   $     34.8   $    88.2    $     64.9
Income before income taxes..................    $      39.4   $     28.1   $    72.2    $     51.4
Net income..................................    $      25.2   $     16.9   $    45.5    $     31.4

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

NOTE 10. PENSION PLANS

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

      Components of net periodic pension cost is as follows:

                                                                            13 WEEKS ENDED
                                              -------------------------------------------------------------------------
                                                    DOMESTIC                FOREIGN                      TOTAL
                                              -------------------    ----------------------     -----------------------
                                              JULY 1,    JULY 2,      JULY 1,      JULY 2,        JULY 1,      JULY 2,
                                               2005        2004        2005          2004          2005         2004
                                              -------    --------    ---------    ---------     ----------    ---------
                                                                             (IN MILLIONS)
Service cost.............................     $   1.5    $    1.5    $     1.2    $     1.1     $      2.7    $     2.6
Interest cost............................         2.0         1.8          1.3          1.1            3.3          2.9
Expected return on plan assets...........        (1.8)       (1.6)        (1.2)        (1.1)          (3.0)        (2.7)
Net amortization.........................         0.3         0.1          0.1          0.1            0.4          0.2
                                              -------    --------    ---------    ---------     ----------    ---------
Net periodic cost........................     $   2.0    $    1.8    $     1.4    $     1.2     $      3.4    $     3.0
                                              =======    ========    =========    =========     ==========    =========

                                                                            26 WEEKS ENDED
                                              -------------------------------------------------------------------------
                                                    DOMESTIC                FOREIGN                      TOTAL
                                              -------------------    ----------------------     -----------------------
                                              JULY 1,    JULY 2,      JULY 1,      JULY 2,        JULY 1,      JULY 2,
                                               2005        2004        2005          2004          2005         2004
                                              -------    --------    ---------    ---------     ----------    ---------
                                                                             (IN MILLIONS)
Service cost.............................     $   3.0    $    3.0    $     2.5    $     2.2     $      5.5    $     5.2
Interest cost............................         4.0         3.6          2.5          1.9            6.5          5.5
Expected return on plan assets...........        (3.6)       (3.2)        (2.2)        (1.8)          (5.8)        (5.0)
Net amortization.........................         0.6         0.3          0.2          0.2            0.8          0.5
                                              -------    --------    ---------    ---------     ----------    ---------
Net periodic cost........................     $   4.0    $    3.7    $     3.0    $     2.5     $      7.0    $     6.2
                                              =======    ========    =========    =========     ==========    =========

      The Company estimates that it will make contributions in 2005 of approximately $11.7 million to the Anixter Inc. Pension Plan and approximately $4.0 million to its Foreign Plans.

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

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                    CONTINUED

      In the first quarter of 2004, the Company recorded an extraordinary gain of $4.1 million in its North America segment. For more information, see Note 3 "Extraordinary Gain." Segment information for the 13 and 26 weeks ended July 1, 2005 and July 2, 2004 was as follows:

                                                                   13 WEEKS ENDED            26 WEEKS ENDED
                                                              -----------------------   -----------------------
(IN MILLIONS)                                                   JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                                                 2005         2004         2005         2004
                                                              ----------   ----------   ----------   ----------
NET SALES:
    United States...........................................  $    612.8   $    551.2   $  1,183.3   $  1,046.3
    Canada..................................................        91.0         77.3        171.4        153.3
                                                              ----------   ----------   ----------   ----------
          North America.....................................       703.8        628.5      1,354.7      1,199.6
    Europe..................................................       164.7        132.5        333.0        272.7
    Emerging Markets........................................        67.6         52.1        124.9        105.0
                                                              ----------   ----------   ----------   ----------
                                                              $    936.1   $    813.1   $  1,812.6   $  1,577.3
                                                              ==========   ==========   ==========   ==========
OPERATING INCOME:
    United States...........................................  $     31.2   $     23.1   $     57.8   $     42.2
    Canada..................................................         6.6          4.9         12.1          8.8
                                                              ----------   ----------   ----------   ----------
          North America.....................................        37.8         28.0         69.9         51.0
    Europe..................................................         5.5          4.2         11.6          8.7
    Emerging Markets........................................         2.9          1.5          4.3          3.0
                                                              ----------   ----------   ----------   ----------
                                                              $     46.2   $     33.7   $     85.8   $     62.7
                                                              ==========   ==========   ==========   ==========

                                                                JULY 1,    DECEMBER 31,
                                                                  2005          2004
                                                              ----------   ------------
TOTAL ASSETS:
    United States...........................................  $  1,206.1   $    1,163.7
    Canada..................................................       155.7          145.4
                                                              ----------   ------------
          North America.....................................     1,361.8        1,309.1
    Europe..................................................       362.2          271.8
    Emerging Markets........................................       135.5          125.7
                                                              ----------   ------------
                                                              $  1,859.5   $    1,706.6
                                                              ==========   ============

NOTE 12. SUBSEQUENT EVENT

      On July 8, 2005, the Company acquired Infast Group plc ("Infast"), a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, Anixter paid approximately $68 million (39 million British pound sterling) for all of the outstanding shares of Infast, excluding transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which at July 8, 2005 totaled approximately $26 million (15 million British pound sterling). The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Gloucester, England, Infast employs approximately 900 people located in thirty-one locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business.

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

ACQUISITIONS OF DISTRIBUTION DYNAMICS AND INFAST

      On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employs approximately 180 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 and 26 weeks ended July 1, 2005, are $18.7 million and $37.4 million of sales, respectively, and $0.6 million and $1.0 million of operating income, respectively. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $18.3 million.

      On July 8, 2005, the Company completed the acquisition of Infast Group plc ("Infast"), a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, Anixter paid approximately $68 million (39 million British pound sterling) for all of the outstanding shares of Infast, excluding transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which at July 8, 2005 totaled approximately $26 million (15 million British pound sterling). The purchase of the shares was funded from on-hand cash balances. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Gloucester, England, Infast employs approximately 900 people located in thirty-one locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Overview

      As a distributor, the Company's use of capital is largely for working capital to support its revenue base. Since the Company operates from leased facilities, capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be a factor of the rate of sales increase or decline, due to the corresponding change in working capital.

      In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. At the current level of operating margins and working capital turns, the Company estimates that in 2005 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the organic sales growth rate in 2005 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. In addition to on-hand cash balances, the Company has adequate facilities to fund its expected growth in operations.

                           ANIXTER INTERNATIONAL INC.

Cash Flow

      Consolidated net cash used in operating activities was $17.5 million in the twenty-six weeks ended July 1, 2005 compared to cash provided by operating activities of $3.9 million in the same period in 2004. Income before extraordinary gain was $44.8 million in the twenty-six weeks ended July 1, 2005 as compared to $30.8 million in the corresponding period in 2004. Working capital, deferred taxes and income tax savings from employee stock plans, together increased $83.9 million in 2005 compared to an increase of $40.7 million in 2004. In addition, the net change in the cash surrender value of life insurance policies, deferred compensation liability and accrued pension, increased other cash from operations by $2.1 million as compared to a decrease of $2.4 million in the corresponding period in 2004.

      Consolidated net cash used in investing activities were $83.4 million in the twenty-six weeks ended July 1, 2005 compared to $39.6 million in the corresponding period in 2004. In the second quarter of 2005, the Company was required to transfer $76.6 million of cash to an escrow account to pay for the acquisition of the shares of Infast and related transaction costs in the third quarter of 2005. In the corresponding period in 2004, the Company spent $33.3 million to acquire DDI. Capital expenditures to support warehouse operations and information systems were $6.8 million in the twenty-six weeks ended July 1, 2005 as compared to $6.3 million in the corresponding period in 2004. Capital expenditures are expected to be approximately $18.0 million in 2005.

      Consolidated net cash provided by financing activities was $74.9 million in the twenty-six weeks ended July 1, 2005 compared to cash used in financing activities of $29.2 million in the corresponding period in 2004. In the twenty-six weeks ended July 1, 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). The proceeds were $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 for $69.9 million. Issuance costs related to the offering were approximately $2.6 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering. In 2005, the Company reduced borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $62.0 million, utilizing the proceeds from the issuance of the Senior Notes. Proceeds from the issuance of common stock relating to the exercise of stock options were $7.6 million in the first 26 weeks ended July 1, 2005 compared to $12.4 million in the corresponding period in 2004. During the 26 weeks ended July 2, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share.

Financings

      On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, in the 13 weeks ended July 1, 2005, the Company wrote-off the related unamortized issuance costs resulting in an after-tax loss of $0.7 million, or $0.02 per diluted share.

      On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.6 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020. As a result of the increase in borrowings, the Company's cash increased from $53.4 million at December 31, 2004 to $102.2 million at July 1, 2005, of which $74.8 million was restricted for the acquisition of the shares of Infast and related transaction costs. The remaining proceeds from the Senior Notes will be used for general corporate purposes, including possible acquisitions. The Company's debt-to-total capitalization increased from 35.1% to 37.6% during the same period.

                           ANIXTER INTERNATIONAL INC.

      In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly owned, bankruptcy remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the first half of 2005 and 2004 was approximately $121.1 million and $141.1 million, respectively. The effective funding rate on the ARC funding was 3.5% and 1.7% in the first half of 2005 and 2004, respectively.

      At July 1, 2005, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement, of which $264.3 million was available to be borrowed. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.4 million in the first half of 2005 and 2004, and were included in interest expense in the condensed consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio requirements, as of July 1, 2005, $187.5 million of the available bank revolving lines of credit at Anixter would be permitted to be borrowed, of which $143.5 million may be used to pay dividends to the Company.

      At July 1, 2005 and December 31, 2004, certain foreign subsidiaries had approximately $27.9 million and $24.0 million, respectively, available under bank revolving lines of credit, $9.8 million and $2.1 million of which was outstanding at July 1, 2005 and December 31, 2004, respectively.

      Consolidated interest expense was $6.8 million and $3.0 million in the second quarter of 2005 and 2004, respectively, and $12.0 million and $6.0 million for the first half of 2005 and 2004, respectively. The increase in interest expense is due to higher debt levels, including funding associated with the accounting consolidation of the securitization facility.

SECOND QUARTER 2005 RESULTS OF OPERATIONS

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

      The Company's recent operating results have been favorably affected by the rise in commodity prices, which are components in some of the products we sell. As current purchase costs with suppliers increase due to higher commodity prices, the Company's percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase, results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

OVERVIEW

      In the second quarter of 2005, the Company's net income increased by $7.6 million, or 45.2%, on a 15.1% increase in sales from the second quarter of the prior year. Sales, gross profits, operating expense and operating income, all showed year-on-year increases from combined unit growth and commodity price driven price increases, the acquisition of DDI in June of 2004 and exchange rate differences related to the weaker U.S. dollar. In the second quarter of 2005, DDI contributed $18.7 million of sales, while foreign exchange increased sales and operating income by $12.8 million and $0.7 million, respectively. Excluding the acquisition of DDI and the foreign currency effects of the weaker U.S. dollar, sales and operating income grew 11.3% and 34.5%, respectively, in the second quarter of 2005 as compared to the corresponding period in 2004.

                           ANIXTER INTERNATIONAL INC.

      The second quarter sales and operating income growth reflects the combination of increased customer spending, market share gains from the addition of new customers, an expanded supply chain services offering, continued growth from our initiative to expand our security products distribution business and commodity driven price increases in several major product lines.

      Other expenses decreased $2.1 million to $0.3 million in the second quarter of 2005 from $2.4 million in 2004. The decline primarily resulted from additional interest income from invested cash balances and the accounting consolidation of ARC effective October 1, 2004. In 2004, the funding costs associated with ARC were classified as other expense and are now included in interest expense in 2005. Interest expense increased $3.8 million from the second quarter of 2004 to $6.8 million in the second quarter 2005. Second quarter of 2005 net income and diluted earnings per share contain a charge of $0.7 million, or $0.02 per diluted share, for the write-off of unamortized debt issuance costs associated with the Convertible Notes due 2020 which were retired prior to their maturity. This compares to an after-tax charge for the early retirement of debt of $0.4 million, or 1 cent per diluted share in the second quarter of 2004. The Company's effective tax rate dropped to 35.7% from 39.0% in the year ago quarter. The reduction from the prior year primarily reflects the effect of a $1.4 million tax credit resulting from a favorable tax ruling in Europe.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                              13 WEEKS ENDED
                                                                 --------------------------------------
                                                                    JULY 1,       JULY 2,       PERCENT
                                                                     2005          2004         CHANGE
                                                                 -----------   -----------      -------
                                                                              (IN MILLIONS)
Net sales...................................................     $     936.1   $     813.1       15.1%
Gross profit ...............................................     $     222.5   $     191.5       16.1%
Operating expenses .........................................     $     176.3   $     157.8       11.6%
Operating income ...........................................     $      46.2   $      33.7       37.1%

      Net Sales: The Company's net sales during the second quarter of 2005 increased 15.1% to $936.1 million from $813.1 million in the same period in 2004. The acquisition of DDI in June of 2004, along with favorable effects from changes in exchange rates, accounted for $31.5 million of the increase. Excluding the acquisition of DDI and the effects from changes in exchange rates, the Company's net sales increased 11.3% during the 13 weeks ended July 1, 2005 from the same period in 2004. The increase in net sales was due to the addition of new customers and additional spending by existing customers, strong growth in the OEM Supply business, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines.

      Gross Margins: Gross margins increased to 23.8% in the second quarter of 2005 from 23.6% in the corresponding period in 2004. The increase is attributable to North America which experienced an improved sales mix, higher prices and a higher growth rate in the OEM supply market, compared to Company-wide sales growth rates.

      Operating Income: As a result of higher sales and gross margins coupled with tight expense control, operating margins were 4.9% for the second quarter of 2005 as compared to 4.2% in the second quarter of 2004. Operating expenses increased $18.5 million, or 11.6%, in the second quarter of 2005 from the corresponding period in 2004. The DDI acquisition increased operating expenses by $4.7 million, while changes in exchange rates increased operating expenses by $2.2 million. Excluding the acquisition of DDI and the effects from changes in exchange rates, operating expenses increased $11.6 million, or 7.3%, primarily due to variable costs associated with higher sales volumes. Operating expenses remain under control and, as expected with growing revenues, the Company's expense structure has been further leveraged in the second quarter of 2005.

      Interest Expense: Consolidated interest expense increased to $6.8 million in the second quarter of 2005 from $3.0 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the second quarter of 2005, along with the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004. The average debt balance in the second quarter was $561.0 million in 2005 and $251.2 million in 2004. The average interest rate for the second quarter of 2005 and 2004, was 5.1% and 4.9%, respectively.

                           ANIXTER INTERNATIONAL INC.

   Other, net income (expense):

                                                                             13 WEEKS ENDED
                                                                      ---------------------------
                                                                        JULY 1,         JULY  2,
                                                                         2005             2004
                                                                      ----------      -----------
                                                                              (IN MILLIONS)
Foreign exchange..................................................    $     (1.2)     $      (0.1)
Cash surrender value of life insurance policies...................           0.5             (0.1)
Accounts receivable securitization................................           --              (1.7)
Interest income...................................................           1.1               --
Other.............................................................          (0.7)            (0.5)
                                                                      ----------      -----------
                                                                      $     (0.3)     $      (2.4)
                                                                      ==========      ===========

      Foreign exchange was a net loss of $1.2 million in 2005 as compared to $0.1 million in the corresponding period of 2004. The increase in losses was primarily driven by the Latin America operations. The accounts receivable securitization program had expenses of $1.7 million for the second quarter of 2004. As a result of the consolidation of the securitization program in the fourth quarter of 2004, associated funding costs are now included in interest expense. The Company recorded approximately $1.1 million in interest income in the second quarter of 2005 due to significant cash balances.

      Income Taxes: The consolidated tax provision increased to $13.5 million in the second quarter of 2005 from $10.8 million in the second quarter of 2004, primarily due to an increase in income before taxes. The second quarter of 2005 effective tax rate is 35.7% compared to 39.0% in 2004. The decrease in the effective tax rate is primarily due to a $1.4 million tax credit resulting from a favorable tax ruling in Europe. The change in tax rate increased net income by $1.2 million, or $0.03 per diluted share, in the second quarter of 2005 as compared to the corresponding period in 2004.

NORTH AMERICA RESULTS OF OPERATIONS

                                                                              13 WEEKS ENDED
                                                               ------------------------------------------
                                                                 JULY 1,        JULY 2,           PERCENT
                                                                  2005           2004              CHANGE
                                                               ----------     -----------         -------
                                                                                (IN MILLIONS)
Net sales................................................      $    703.8     $     628.5          12.0%
Gross profit ............................................      $    167.7     $     145.3          15.4%
Operating expenses ......................................      $    129.9     $     117.3          10.7%
Operating income ........................................      $     37.8     $      28.0          35.3%

      Net Sales: When compared to the corresponding period in 2004, North America net sales for the 13 weeks ended July 1, 2005 increased 12.0% to $703.8 million, including a $7.0 million favorable effect of exchange rates and an increase of $18.7 million due to the acquisition of DDI. The combined Industrial Wire and Cable and Enterprise Cabling sales increased $60.7 million in the second quarter of 2005 as compared to the second quarter of 2004. The increase resulted from a combination of increased demand from both new and existing customers, continued growth in the security market and price increases. In the OEM Supply market, sales increased 50.1% to $84.3 million, including the acquisition of DDI. Excluding the acquisition of DDI, OEM Supply sales increased $9.4 million, or 16.7% in the second quarter of 2005 as compared to the corresponding period of 2004. The growth in these customers reflects the expansion of existing contracts, new contract additions and an increase in pricing. Sales to telecom original equipment manufacturers decreased 33% as compared to 2004.

      Gross Margins: Gross margins increased to 23.8% in the second quarter of 2005 from 23.1% for the same period in 2004. The increase is attributable to improved sales mix, higher prices and a higher growth rate in the higher gross margin OEM Supply market compared to the growth rate in the North America Enterprise Cabling and Industrial Wire and Cable markets.

      Operating Income: Operating expenses increased $12.6 million in the second quarter of 2005 from the corresponding period in 2004. The increase is primarily due to variable costs associated with the increase in sales volume. The acquisition of DDI added $4.7 million of operating expenses. Primarily as a result of higher gross margins

                           ANIXTER INTERNATIONAL INC.

on improved sales mix, price increases and continued tight expense controls, North America operating margins increased to 5.4% in the second quarter of 2005 from 4.4% in the same period in 2004.

EUROPE RESULTS OF OPERATIONS

                                                                              13 WEEKS ENDED
                                                               ------------------------------------------
                                                                 JULY 1,         JULY 2,          PERCENT
                                                                  2005            2004             CHANGE
                                                               ----------      ----------         -------
                                                                                (IN MILLIONS)
Net sales................................................      $    164.7      $    132.5           24.3%
Gross profit ............................................      $     41.1      $     34.9           17.5%
Operating expenses ......................................      $     35.6      $     30.7           16.0%
Operating income ........................................      $      5.5      $      4.2           28.2%

      Net Sales: Europe net sales increased 24.3% in the second quarter of 2005 to $164.7 million from $132.5 million in the second quarter of 2004, including a $4.4 million favorable effect from changes in exchange rates. The increase in local currency sales of 21.0% reflects an increase in the OEM supply market and an increase in the number of larger projects. Sales in the OEM supply market grew $8.1 million, or 31.1%, in the second quarter of 2005 as compared to the corresponding period in 2004.

      Gross Margins: Europe's gross margins decreased to 24.9% in the second quarter of 2005 from 26.4% in the same period in 2004. The decline is a result of larger projects in 2005 at reduced margins and overall competitive pricing.

      Operating Income: Compared to the second quarter of 2004, Europe's operating expenses increased 16.0%, or $4.9 million, to $35.6 million in the second quarter of 2005. Included in the increase is $0.9 million for changes in exchange rates. Excluding the exchange rate impact, operating expenses were 13.1%, or $4.0 million, higher than 2004. Tight expense controls and substantial improvement in operating performance in the OEM Supply business more than offset the decline in gross margin resulting in the operating margin increasing from 3.3% in 2004 to 3.4% in 2005. While we continue to generate solid operating margins in our European OEM supply business, our communication business continues to suffer from comparatively weak demand and very competitive pricing. Exchange rate changes had a $0.1 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                                             13 WEEKS ENDED
                                                               ------------------------------------------
                                                                JULY 1,         JULY 2,           PERCENT
                                                                 2005            2004             CHANGE
                                                               ----------      ----------         -------
                                                                               (IN MILLIONS)
Net sales...............................................       $     67.6      $     52.1          30.0%
Gross profit ...........................................       $     13.7      $     11.3          21.0%
Operating expenses .....................................       $     10.8      $      9.8           9.5%
Operating income........................................       $      2.9      $      1.5          96.3%

      Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 30.0%, to $67.6 million in the second quarter of 2005, from $52.1 million in the second quarter of 2004. Latin America sales grew 45.6%, while Asia Pacific sales declined 2.5% during the second quarter of 2005 compared to the corresponding period in 2004. The sales growth in Latin America was throughout the region. Exchange rate changes had a $1.4 million favorable impact on sales.

      Gross Margins: During the second quarter of 2005, Emerging Markets' gross margins decreased to 20.3% from 21.8% in the corresponding period in 2004. The decline primarily resulted from large project sales at reduced margins in Latin America.

      Operating Income: Operating expenses increased $1.0 million, or 9.5%, in the second quarter of 2005 as compared to the corresponding period in 2004. Primarily a result of the Latin America sales growth and resulting leveraging of the expense structure, operating margins increased to 4.4% in the second quarter of 2005 from 2.9% in 2004.

                           ANIXTER INTERNATIONAL INC.

YEAR-TO-DATE 2005 RESULTS OF OPERATIONS

OVERVIEW

      In the 26 weeks ended July 1, 2005, net income increased 28.3% to $44.8 million on a 14.9% increase in sales from the corresponding period, which included an extraordinary gain of $4.1 million in 2004. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisition of DDI in June of 2004, exchange rate changes related to the weaker U.S. dollar and combined unit growth and commodity driven price increases. Gross margins increased 30 basis points in the first half of 2005 as compared to the corresponding period in 2004, primarily due to an improved sales mix, higher prices and an increase in OEM supply sales at higher margins. As a result of tight expense controls combined with higher gross margins, operating margins increased 70 basis points in the first half of 2005 as compared to 2004.

      Other expense was $2.0 million in the 26 weeks ended July 1, 2005 as compared to $5.5 million in the corresponding period in 2004. A primary driver of the decline was expenses associated with the accounts receivable securitization program in 2004. The accounts receivable securitization program had expenses of $1.5 million for the 26 weeks ended July 2, 2004, compared to zero in 2005. The decrease in 2005 was a result of accounting consolidation of the accounts receivable program at the end of the third quarter of 2004. The funding costs relating to the ARC facility are now being recorded in interest expense. In addition to ARC related expenses, the other primary driver of the decline was a reduction in foreign exchange losses. In 2004, the Company incurred significant foreign exchange losses relating to the devaluation of the Venezuelan Bolivar. The 26 weeks ended July 1, 2005 includes a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with early termination of the Company's Convertible Notes due 2020. In the prior year, the Company incurred a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with the early termination and replacement of the Company's $275.0 million revolving credit facility. The Company's effective tax rate (excluding extraordinary gain) dropped to 36.6% in 2005 from 39.0% in 2004 primarily as a result of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the favorable tax credit, the Company's effective tax rate was 38.5% for the 26 weeks ended July 1, 2005. The extraordinary gain in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                                26 WEEKS ENDED
                                                                 ------------------------------------------
                                                                  JULY 1,          JULY 2,          PERCENT
                                                                    2005            2004            CHANGE
                                                                 ----------      -----------        -------
                                                                                (IN MILLIONS)
Net sales...................................................     $  1,812.6      $   1,577.3          14.9%
Gross profit ...............................................     $    434.9      $     374.2          16.2%
Operating expenses .........................................     $    349.1      $     311.5          12.0%
Operating income ...........................................     $     85.8      $      62.7          36.8%

      Net Sales: The Company's net sales during the first half of 2005 increased 14.9% to $1,812.6 million from $1,577.3 million in the same period in 2004. The acquisition of DDI in June 2004, along with favorable effects from changes in exchange rates, accounted for $37.4 million and $25.8 million of the increase, respectively. Excluding the acquisition of DDI and the effects from changes in exchange rates, the Company's net sales increased 10.9% during the 26 weeks ended July 1, 2005 from the same period in 2004. The increase in net sales was due to the addition of new customers and additional spending by existing customers, strong growth in the OEM Supply business, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines.

      Gross Margins: Gross margins increased to 24.0% in the first half of 2005 from 23.7% in the corresponding period in 2004. The increase is attributable to North America, which experienced an improved sales mix, higher prices and a higher growth rate in the OEM supply market compared to Company-wide sales growth rates.

                           ANIXTER INTERNATIONAL INC.

      Operating Income: As a result of higher sales, operating margins were 4.7% for the first half of 2005 as compared to 4.0% in the corresponding period in 2004. Operating expenses increased $37.6 million in the first half of 2005 from the corresponding period in 2004. The DDI acquisition increased operating expenses by $9.6 million, while changes in exchange rates increased operating expenses by $4.7 million. Excluding the acquisition of DDI and the effects from changes in exchange rates, operating expenses increased $23.3 million, or 7.5%, primarily due to variable costs associated with higher sales volumes, along with increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

      Interest Expense: Consolidated interest expense increased to $12.0 million in the 26 weeks ended July 1, 2005 from $6.0 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the second quarter of 2005, along with the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004. The average debt balance was $492.6 million and $246.2 million for the first half of 2005 and 2004, respectively. The average interest rate for the first half of 2005 and 2004 was 4.9%.

    Other, net expense:

                                                                                       26 WEEKS ENDED
                                                                                --------------------------
                                                                                  JULY 1,        JULY 2,
                                                                                   2005           2004
                                                                                ----------     -----------
                                                                                        (IN MILLIONS)
Foreign exchange ..........................................................     $     (2.3)    $      (3.2)
Accounts receivable securitization ........................................             --            (1.5)
Other......................................................................            0.3            (0.8)
                                                                                ----------     -----------
                                                                                $     (2.0)    $      (5.5)
                                                                                ==========     ===========

      Foreign exchange losses were $2.3 million in the 26 weeks ended July 1, 2005 as compared to a loss of $3.2 million in the corresponding period of 2004. A significant portion of the losses relate to Latin America, and specifically in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar.

      The accounts receivable securitization program had expenses of $1.5 million for the 26 weeks ended July 2, 2004. As a result of the consolidation of the securitization program in the fourth quarter of 2004, associated funding costs are now included in interest expense.

      Income Taxes: The consolidated tax provision increased to $25.8 million in the 26 weeks ended July 1, 2005 from $19.7 million in the corresponding period in 2004, due to an increase in income before taxes and extraordinary gain. The 2005 effective tax rate (excluding extraordinary gain) is 36.6% compared to 39.0% in 2004 primarily as a result of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the favorable tax credit, the Company's effective tax rate was 38.5% in the 26 weeks ended July 1, 2005. The change in tax rate increased income before extraordinary gain and net income by $1.7 million or $0.04 per diluted share in the first half of 2005.

NORTH AMERICA RESULTS OF OPERATIONS

                                                                                26 WEEKS ENDED
                                                                 ------------------------------------------
                                                                   JULY 1,        JULY 2,           PERCENT
                                                                    2005            2004             CHANGE
                                                                 ----------     -----------         -------
                                                                                (IN MILLIONS)
Net sales...................................................     $  1,354.7     $   1,199.6          12.9%
Gross profit ...............................................     $    326.5     $     279.6          16.8%
Operating expenses .........................................     $    256.6     $     228.6          12.2%
Operating income ...........................................     $     69.9     $      51.0          37.2%

      Net Sales: When compared to the corresponding period in 2004, North America net sales for the 26 weeks ended July 1, 2005 increased 12.9% to $1,354.7 million. The combined Industrial Wire and Cable and North America Enterprise Cabling sales increased $102.6 million in the first half of 2005 as compared to the first half of 2004, due to improved economic conditions, price increases and an expanded product offering. In the OEM supply market, sales increased 53.2% on a combination of improved customer demand, new contract additions and the acquisition of DDI.

                           ANIXTER INTERNATIONAL INC.

Excluding DDI net sales of $37.4 million, sales to the OEM supply market increased 19.2%. Sales to telecom-related OEMs decreased 22.2% in the 26 weeks ended July 1, 2005 as compared to the corresponding period in 2004.

      Gross Margins: Gross margins increased to 24.1% in the first half of 2005 from 23.3% for the same period in 2004. The increase is attributable an improved sales mix, higher prices and a higher growth rate in the OEM supply market.

      Operating Income: Operating expenses increased $28.0 million in the first half of 2005 from the corresponding period in 2004. The increase is primarily due to variable costs associated with the increase in sales volume, along with higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher gross margins on an improved sales mix, price increases and continued tight expense controls, North America operating margins increased to 5.2% in the first half of 2005 from 4.2% in the same period in 2004.

EUROPE RESULTS OF OPERATIONS

                                                                               26 WEEKS ENDED
                                                               -------------------------------------------
                                                                 JULY 1,         JULY 2,           PERCENT
                                                                  2005            2004              CHANGE
                                                               ----------      ------------        -------
                                                                               (IN MILLIONS)
Net sales................................................      $    333.0      $      272.7         22.1%
Gross profit ............................................      $     83.1      $       71.5         16.1%
Operating expenses ......................................      $     71.5      $       62.8         13.9%
Operating income ........................................      $     11.6      $        8.7         32.0%

      Net Sales: Europe net sales increased 22.1% in the first half of 2005 to $333.0 million from $272.7 million in the first half of 2004, including an $11.5 million favorable effect from changes in exchange rates. The increase in local currency sales of 17.9% reflects an increase in the OEM Supply market and an increase in the number of larger projects. Sales in the OEM Supply market grew 33.9% to $68.7 million in the 26 weeks ended July 1, 2005 as compared to the corresponding period in 2004.

      Gross Margins: Europe's gross margins decreased to 24.9% in the first half of 2005 from 26.2% in the same period in 2004. The decrease is primarily due to an increase in large projects at reduced margins and overall competitive pricing.

      Operating Income: Compared to the first half of 2004, Europe operating expenses increased 13.9%, or $8.7 million, to $71.5 million in the first half of 2005. Included in the increase are $2.4 million for changes in exchange rates. Excluding the exchange rate impact, operating expenses were $6.3 million, or 10.1% higher than 2004. Tight expense controls and substantial improvement in operating performance in the OEM Supply business, which more than offset the decline in overall gross margins, resulted in the operating margin increasing 30 basis points to 3.5% in 2005 as compared to 3.2% in 2004. While we continue to generate solid operating margins in our European OEM supply business, our communication business continues to suffer from comparatively weak demand and very competitive pricing. Exchange rate changes had a $0.3 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                                                26 WEEKS ENDED
                                                                --------------------------------------------
                                                                  JULY 1,           JULY 2,          PERCENT
                                                                   2005              2004             CHANGE
                                                                ---------       -----------          -------
                                                                                  (IN MILLIONS)
Net sales................................................       $   124.9       $     105.0           19.1%
Gross profit ............................................       $    25.3       $      23.1            9.8%
Operating expenses ......................................       $    21.0       $      20.1            4.6%
Operating income.........................................       $     4.3       $       3.0           44.5%

      Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 19.1%, to $124.9 million in the first half of 2005, from $105.0 million in the first half of 2004, including a $1.5 million favorable impact from changes in exchange rates. Latin America sales grew 32.1%, while Asia Pacific sales declined 7.8% in the first half of 2005 compared to the corresponding period in 2004. The sales growth in Latin America was throughout the region. Asia

                           ANIXTER INTERNATIONAL INC.

Pacific declined due to some major projects in 2004, which were not expected to repeat in 2005, and a general slow down in economic activity.

      Gross Margins: During the first half of 2005, Emerging Markets' gross margins decreased to 20.3% from 22.0% in the corresponding period in 2004. The decline is primarily a result of large project sales at reduced margins in Latin America.

      Operating Income: Emerging Markets operating income increased $1.3 million from $3.0 million in the first half of 2004 to $4.3 million in the first half of 2005, or 44.5%. Operating expenses increased only 4.6% as compared to the corresponding period in 2004. Primarily a result of the Latin America sales growth and resulting leveraging of the expense structure, operating margins increased to 3.5% in the first half of 2005 from 2.9% in 2004. Exchange rate changes had a minimal impact on operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The estimated fair market value of the Company's outstanding fixed rate debt at July 1, 2005, was $397.2 million. If the interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 4.5% and 4.8%, respectively. Changes in the market value of the Company's debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of July 1, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 1, 2005. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

                           ANIXTER INTERNATIONAL INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 19, 2005, the Directors of the Company were elected as follows:

                                          VOTES
                                  ------------------------
                                     FOR          WITHHELD
                                  ----------     ---------
Lord James Blyth                  35,926,414        39,732
Robert L. Crandall                35,923,658        42,488
Robert W. Grubbs, Jr.             35,336,281       629,865
F. Philip Handy                   35,338,523       627,623
Melvyn N. Klein                   35,337,579       628,567
George Munoz                      35,867,083        99,063
Stuart M. Sloan                   35,337,230       628,916
Thomas C.Theobald                 35,767,614       198,532
Matthew Zell                      35,329,595       636,551
Samuel Zell                       34,474,083     1,492,063

      At this Annual Meeting, the Company's ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2005 was approved by a vote of 33,952,873 shares "for" and 2,007,490 shares "against" with 5,783 shares abstaining.

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

                                         ANIXTER INTERNATIONAL INC.
August 5, 2005
                                         By:/s/ Robert W. Grubbs
                                           -----------------------------
                                                Robert W. Grubbs
                                           President and Chief Executive Officer

August 5, 2005
                                         By:/s/ Dennis J. Letham
                                           -------------------------------------
                                                Dennis J. Letham
                                           Senior Vice President - Finance
                                           and Chief Financial Officer