Form 10-Q
period 2005-09-30
ANIXTER INTERNATIONAL INC
filed 2005-11-04
CIK 52795

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

     [ ] Yes [X] No

     At November 1, 2005, 38,267,180 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements...........................................     1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    25

Item 4.   Controls and Procedures........................................    25

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings .............................................     *

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....     *

Item 3.   Defaults Upon Senior Securities................................     *

Item 4.   Submission of Matters to a Vote of Security Holders............     *

Item 5.   Other Information..............................................     *

Item 6.   Exhibits.......................................................    26

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             13 WEEKS ENDED                39 WEEKS ENDED
                                                       --------------------------   --------------------------
                                                       SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                         2005          2004           2005          2004
                                                       -------------   ----------   -------------   ----------
NET SALES ..........................................     $1,009.2        $849.6       $2,821.8       $2,426.9
Cost of operations:
   Cost of goods sold ..............................        769.6         647.7        2,147.3        1,850.8
   Operating expenses ..............................        189.9         165.4          537.5          475.6
   Impairment charge ...............................           --           1.8             --            1.8
   Amortization of intangibles .....................          0.8           0.8            2.3            2.1
                                                         --------        ------       --------       --------
      Total costs and expenses .....................        960.3         815.7        2,687.1        2,330.3
                                                         --------        ------       --------       --------
OPERATING INCOME ...................................         48.9          33.9          134.7           96.6
Other expense:
   Interest expense ................................         (6.9)         (3.3)         (18.9)          (9.3)
   Extinguishment of debt ..........................           --            --           (1.2)          (0.7)
   Other, net ......................................         (0.3)         (2.5)          (2.3)          (8.0)
                                                         --------        ------       --------       --------
Income before income taxes and extraordinary gain ..         41.7          28.1          112.3           78.6
Income tax expense .................................         16.6          10.9           42.4           30.6
                                                         --------        ------       --------       --------
Income before extraordinary gain ...................         25.1          17.2           69.9           48.0
Extraordinary gain, net of tax of $0.6 .............           --            --             --            4.1
                                                         --------        ------       --------       --------
NET INCOME .........................................     $   25.1        $ 17.2       $   69.9       $   52.1
                                                         ========        ======       ========       ========
BASIC INCOME PER SHARE:
   Income before extraordinary gain ................     $   0.66        $ 0.46       $   1.85       $   1.30
   Extraordinary gain ..............................     $     --        $   --       $     --       $   0.11
   Net income ......................................     $   0.66        $ 0.46       $   1.85       $   1.42
DILUTED INCOME PER SHARE:
   Income before extraordinary gain ................     $   0.62        $ 0.44       $   1.74       $   1.25
   Extraordinary gain ..............................     $     --        $   --       $     --       $   0.11
   Net income ......................................     $   0.62        $ 0.44       $   1.74       $   1.36
DIVIDENDS DECLARED PER COMMON SHARE ................     $   4.00        $   --       $   4.00       $   1.50

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                  2005           2004
                                                                 -------------  ------------
                                                                  (UNAUDITED)
                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................     $  106.7       $   53.4
   Accounts receivable (less allowances of $20.0 and $18.0
      in 2005 and 2004, respectively) ........................        768.7          620.4
   Inventories ...............................................        694.0          580.1
   Deferred income taxes .....................................         11.3           16.3
   Other current assets ......................................         15.9           11.7
                                                                   --------       --------
            Total current assets .............................      1,596.6        1,281.9
Property and equipment, at cost ..............................        202.7          183.8
Accumulated depreciation .....................................       (144.4)        (141.2)
                                                                   --------       --------
            Net property and equipment .......................         58.3           42.6
Goodwill .....................................................        324.9          293.6
Other assets .................................................         85.5           88.5
                                                                   --------       --------
                                                                   $2,065.3       $1,706.6
                                                                   ========       ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..........................................     $  436.6       $  323.2
   Accrued expenses ..........................................        158.3          143.3
   Dividends payable .........................................        154.2            0.1
                                                                   --------       --------
            Total current liabilities ........................        749.1          466.6
Long-term debt ...............................................        566.3          412.4
Other liabilities ............................................         64.4           64.6
                                                                   --------       --------
            Total liabilities ................................      1,379.8          943.6

STOCKHOLDERS' EQUITY
   Common stock -- $1.00 par value, 100,000,000 shares
      authorized, 38,215,299 and 37,375,676 shares
      issued and outstanding in 2005 and 2004, respectively ..         38.2           37.4
   Capital surplus ...........................................         73.3           50.7
   Retained earnings .........................................        574.0          660.1
   Accumulated other comprehensive income (loss):
      Foreign currency translation ...........................          0.9           16.6
      Minimum pension liability ..............................         (1.8)          (1.8)
      Unrealized gain on derivatives .........................          0.9             --
                                                                   --------       --------
         Total accumulated other comprehensive income ........           --           14.8
                                                                   --------       --------
            Total stockholders' equity .......................        685.5          763.0
                                                                   --------       --------
                                                                   $2,065.3       $1,706.6
                                                                   ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  39 WEEKS ENDED
                                                                            --------------------------
                                                                            SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS)                                                                    2005          2004
                                                                            -------------   ----------
OPERATING ACTIVITIES
   Net income ...........................................................      $  69.9        $  52.1
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Loss on extinguishment of debt ....................................          1.2            0.7
      Extraordinary gain ................................................           --           (4.1)
      Impairment of intangible asset ....................................           --            1.8
      Depreciation ......................................................         13.4           12.2
      Accretion of zero coupon convertible notes ........................          6.0            6.9
      Amortization of stock compensation ................................          6.1            4.3
      Amortization of intangible assets and deferred financing costs ....          2.8            2.5
      Deferred income taxes .............................................          9.3            0.1
      Income tax benefit from employee stock plans ......................          5.6            2.8
      Changes in current assets and liabilities, net ....................       (129.7)         (63.9)
      Other, net ........................................................          5.7           (2.1)
                                                                               -------        -------
         Net cash (used in) provided by operating activities ............         (9.7)          13.3

INVESTING ACTIVITIES
      Capital expenditures ..............................................        (11.2)         (11.6)
      Acquisition of business ...........................................        (71.8)         (33.3)
                                                                               -------        -------
         Net cash used in investing activities ..........................        (83.0)         (44.9)

FINANCING ACTIVITIES
      Repayment of long-term borrowings .................................       (387.4)        (294.2)
      Proceeds from long-term borrowings ................................        392.1          301.5
      Bond proceeds .....................................................        199.6             --
      Retirement of 7% zero coupon convertible notes ....................        (69.9)            --
      Proceeds from issuance of common stock ............................         12.0           16.3
      Proceeds from interest rate hedges ................................          1.8             --
      Deferred financing costs ..........................................         (2.1)          (1.2)
      Payment of cash dividend ..........................................         (0.1)         (55.1)
      Other, net ........................................................           --           (0.2)
                                                                               -------        -------
         Net cash provided by (used in) financing activities ............        146.0          (32.9)
                                                                               -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM OPERATIONS ........         53.3          (64.5)
   Cash and cash equivalents at beginning of period .....................         53.4          101.4
                                                                               -------        -------
   Cash and cash equivalents at end of period ...........................      $ 106.7        $  36.9
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

     STOCK BASED COMPENSATION: Beginning in 2003, the Company granted employee stock units in lieu of employee stock options. The fair value of the stock units is amortized over the four-year vesting period from the date of grant. During the 13 and 39 weeks ended September 30, 2005, total stock compensation of $2.1 million and $6.1 million was recognized as expense, respectively. During the 13 and 39 weeks ended October 1, 2004, total stock compensation was $1.5 million and $4.3 million, respectively. Total expense for fiscal 2005 is expected to be approximately $8.2 million as compared to $5.8 million in fiscal 2004.

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

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


                                                            13 WEEKS ENDED               39 WEEKS ENDED
                                                      --------------------------   --------------------------
                                                      SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS, EXCEPT PER SHARE DATA)                       2005          2004           2005          2004
                                                      -------------   ----------   -------------   ----------
BASIC EARNINGS PER SHARE:
Net income as reported ............................       $25.1         $17.2          $69.9         $52.1
Add: APB Opinion No. 25 Stock-based employee
   compensation included in net income, net .......         1.3           0.8            3.7           2.5
Deduct: SFAS No. 123 Stock-based employee
   compensation expense, net ......................        (2.0)         (2.2)          (6.0)         (6.7)
                                                          -----         -----          -----         -----
Pro forma net income ..............................       $24.4         $15.8          $67.6         $47.9
                                                          =====         =====          =====         =====

BASIC EARNINGS PER SHARE:
   As reported ....................................       $0.66         $0.46          $1.85         $1.42
   Pro forma ......................................       $0.64         $0.43          $1.79         $1.30

DILUTED EARNINGS PER SHARE:
   Net income as reported .........................       $25.1         $17.2          $69.9         $52.1
   Add: APB Opinion No. 25 Stock-based employee
      compensation included in net income, net ....         1.3           0.8            3.7           2.5
   Add: Interest impact of assumed conversion of
      convertible notes ...........................          --            --            0.8            --
   Deduct: SFAS No. 123 Stock-based employee
      compensation expense, net ...................        (2.0)         (2.2)          (6.0)         (6.7)
                                                          -----         -----          -----         -----
   Pro forma net income ...........................       $24.4         $15.8          $68.4         $47.9
                                                          =====         =====          =====         =====

DILUTED EARNINGS PER SHARE:
   As reported ....................................       $0.62         $0.44          $1.74         $1.36
   Pro forma ......................................       $0.60         $0.40          $1.67         $1.26

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In September of 2004, the Emerging Issues Tasks Force ("EITF") reached a final conclusion on EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share ("EITF 04-08"), that contingently convertible debt instruments will be subject to the if-converted method under SFAS No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. Under prior practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF 04-08 is for reporting periods ending after December 15, 2004. The effect of adopting EITF 04-08 required the Company to retroactively restate earnings per share to reflect the impact of adoption based on the form of the debt as of the year ended December 31, 2004. In December 2004, the Company modified its Convertible Notes due 2033 whereby the conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount of the convertible note. If the conversion value of the convertible note exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock. The restatement of earnings per share increased earnings per share before extraordinary gain from $0.41 to $0.44 and $1.23 to $1.25 in the 13 and 39 weeks ended October 1, 2004, respectively. See Note 4 "Income Per Share" for further information.

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)



     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") postponed the effective date. SFAS No. 123(R) will be effective for annual (rather than interim) reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See "Stock based compensation" above for the pro forma net income and net income per share amounts for the 13 and 39 weeks ended September 30, 2005 and October 1, 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. The adoption of SFAS No. 123(R) by the Company is expected to result in an additional expense of approximately $0.8 million to be recognized in 2006. The additional expense of $0.8 million does not include potential future stock option grants under existing stock plans.

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

     In December 2004, the FASB issued Staff Position No. 109-2 ("FAS 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 was effective immediately, the Company was not able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provided additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expected to complete its evaluation of the effects of the repatriation provision within the third quarter of 2005, and has largely done so. While the range of possible amounts that may be available for repatriation under this provision was previously estimated as between zero and $217.7 million, it now seems most likely that a repatriation will not exceed $75 million.

     The Company estimates that the additional U.S. federal income tax, assuming the repatriation is done at the currently estimated maximum amount of $75 million, will approximate $4.1 million. The Company estimates that the related potential additional foreign withholding tax on a repatriation of $75 million would be $3.5 million. During the fourth quarter of 2005, final determination of the amounts, if any, which the Company may repatriate under the regulations, will be determined after consideration of, among other things, the qualifying investment requirements of the AJCA and foreign jurisdiction borrowing capacity.

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)



NOTE 2. INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

                                                                       13 WEEKS ENDED               39 WEEKS ENDED
                                                                 --------------------------   --------------------------
                                                                 SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS, EXCEPT PER SHARE DATA)                                  2005          2004           2005          2004
                                                                 -------------   ----------   -------------   ----------
BASIC INCOME PER SHARE:
   Income before extraordinary gain...........................       $25.1          $17.2         $69.9          $48.0
   Extraordinary gain, net....................................          --             --            --            4.1
                                                                     -----          -----         -----          -----
   Net income.................................................       $25.1          $17.2         $69.9          $52.1
                                                                     =====          =====         =====          =====
   Weighted-average common shares outstanding.................        38.1           37.1          37.8           36.7

   Income per share before extraordinary gain.................       $0.66          $0.46         $1.85          $1.30
   Extraordinary gain per share...............................       $  --          $  --         $  --          $0.11
   Net income per share.......................................       $0.66          $0.46         $1.85          $1.42

DILUTED INCOME PER SHARE:
   Income before extraordinary gain...........................       $25.1          $17.2         $69.9          $48.0
   Net interest impact of assumed conversion of convertible
      notes...................................................          --             --           0.8             --
                                                                     -----          -----         -----          -----
   Adjusted income before extraordinary gain..................        25.1           17.2          70.7           48.0
   Extraordinary gain, net....................................          --             --            --            4.1
                                                                     -----          -----         -----          -----
   Net income.................................................       $25.1          $17.2         $70.7          $52.1
                                                                     =====          =====         =====          =====
   Weighted-average common shares outstanding.................        38.1           37.1          37.8           36.7
   Effect of dilutive securities:
      Stock options and units.................................         1.3            1.4           1.4            1.3
      Convertible notes due 2033..............................         1.2            0.7           1.0            0.2
      Convertible notes due 2020..............................          --             --           0.5             --
                                                                     -----          -----         -----          -----
   Weighted-average common shares outstanding.................        40.6           39.2          40.7           38.2
                                                                     =====          =====         =====          =====
   Income per share before extraordinary gain.................       $0.62          $0.44         $1.74          $1.25
   Extraordinary gain per share...............................       $  --          $  --         $  --          $0.11
   Net income per share.......................................       $0.62          $0.44         $1.74          $1.36

     As of September 30, 2005, the Convertible Notes due 2033 were convertible into 13.5584 shares of the Company's common stock in any calendar quarter if:

     -    the sales price of our common stock reaches specified thresholds;

     - during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

     -    the Convertible Notes due 2033 are called for redemption; or

     -    specified corporate transactions have occurred.

The conversion rate of the Convertible Notes due 2033 was adjusted in October 2005 to reflect the special dividend (See Note 6, "Special Dividend"). Holders of the Convertible Notes due 2033 may convert each note to 15.067 shares of the Company's common stock to the extent the above conditions are met.

     Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. In accordance with the provisions of EITF 04-08, effective for reporting periods ending after December 15, 2004, the Company retroactively restated earnings per share to reflect the impact of adoption based on the form of the debt as of the year ended December 31, 2004. In December 2004, the Company modified its Convertible Notes due 2033 whereby the conversion of the Convertible Notes due 2033 will be

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


settled in cash up to the accreted principal amount of the convertible note. As a result of the conversion value exceeding the accreted principal, 1.2 million and 1.0 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 and 39 weeks ended September 30, 2005, respectively. In the corresponding periods in 2004, common stock shares of 0.7 million and 0.2 million, attributable to the conversion value above the accreted principal amount of the Convertible Notes, have been included in the diluted weighted average common shares outstanding for the 13 and 39 weeks ended October 1, 2004, respectively. Due to the restatement of diluted shares outstanding, which resulted in a lower number of diluted shares, income per diluted share before extraordinary gain increased from $0.41 to $0.44 and $1.23 to $1.25 in the 13 and 39 weeks ended October 1, 2004, respectively.

     In June 2005, the Company repurchased the remaining 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"). In the 39 weeks ended September 30, 2005, the Company included in its calculation of diluted income per share 0.5 million of common stock equivalents relating to the Convertible Notes due 2020 and excluded $0.8 million of related net interest expense. In the 13 and 39 weeks ended October 1, 2004, the Company excluded from its calculation of diluted income per share 1.5 million of common stock equivalents relating to the Convertible Notes due 2020, as the effect was antidilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $0.7 million and $2.1 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for the 13 and 39 weeks ended October 1, 2004, respectively.

     In the 13 weeks ended September 30, 2005 and October 1, 2004, the Company issued 0.3 million and 0.2 million shares, respectively, in the respective period due to stock option exercises, employee stock purchase plan and vesting of stock units. In both the 39 weeks ended September 30, 2005 and October 1, 2004, the Company issued 0.8 million shares.

NOTE 3. IMPAIRMENT CHARGE

     Following the September 2002 acquisition of the assets and operations of Pentacon, Anixter acquired Walters Hexagon as well as the assets and operations of DDI. All three of these businesses are engaged in the supply of "C" class inventory components to original equipment manufacturers throughout the United States and the United Kingdom along with a location in each of France and Italy. As a part of bringing these businesses together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies with the financial strength and global capabilities of Anixter, a new brand name, Anixter Fasteners(SM) was introduced in the third quarter of 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge in its North America business segment of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon brand name will no longer be used in the industrial operations.

NOTE 4. EXTRAORDINARY GAIN

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

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)



NOTE 5. COMPREHENSIVE INCOME

     Comprehensive income, net of tax, consisted of the following:

                                                       13 WEEKS ENDED               39 WEEKS ENDED
                                                 --------------------------   --------------------------
                                                 SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS)                                         2005          2004           2005          2004
                                                 -------------   ----------   -------------   ----------
Net income ...................................       $25.1         $17.2         $ 69.9          $52.1
Change in cumulative translation adjustment ..         3.1           7.7          (15.7)           1.1
Change in fair market value of derivatives ...        (0.7)         (0.1)           0.9            0.1
                                                     -----         -----         ------          -----
Comprehensive income .........................       $27.5         $24.8         $ 55.1          $53.3
                                                     =====         =====         ======          =====

NOTE 6. SPECIAL DIVIDEND

     On September 15, 2005, the Company's Board of Directors declared a special dividend of $4.00 per common share, or approximately $156.0 million, as a return of excess capital to shareholders. The special dividend is payable on October 31, 2005 to shareholders of record as of October 14, 2005.

     In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $22.69 to $20.71, and the number of outstanding options increased from 3.2 million to 3.5 million. These changes resulted in no additional compensation expense.

     The conversion rate of the Convertible Notes due 2033 was adjusted in October 2005 to reflect the special dividend. Holders of the Convertible Notes due 2033 may convert each Note into 15.067 shares, compared to 13.5584 shares before the adjustment, of the Company's common stock, for which the Company has reserved 5.7 million shares of its authorized shares.

NOTE 7. INCOME TAXES

     The effective tax rate is 39.8% and 37.8% for the 13 and 39 weeks ended September 30, 2005, respectively, compared to 39.0% (excluding extraordinary gain) for both the 13 weeks and 39 weeks ended October 1, 2004. The increase in the effective tax rate for the 13 weeks ended September 30, 2005 is primarily due to a change in the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate decreased net income by $0.4 million, or $0.01 per diluted share, for the 13 weeks ended September 30, 2005 compared to the corresponding period in 2004. The decrease in the effective tax rate for the 39 weeks ended September 30, 2005 was primarily due to a favorable tax ruling in Europe which increased income before extraordinary gain and net income by $1.4 million, or $0.04 per diluted share, compared to the corresponding period in 2004.

NOTE 8. DEBT

     On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, in the 39 weeks ended September 30, 2005, the Company wrote-off the related unamortized issuance costs resulting in an after-tax loss of $0.7 million, or $0.02 per diluted share.

     On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.1 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 and acquire the shares of Infast (See
Note 9 "Acquisition of Businesses"). The remaining proceeds from the Senior Notes will be used for general corporate purposes, including potential acquisitions. The Company's debt-to-total capitalization increased from 35.1% at December 31, 2004 to 45.5% at September 30, 2005.

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


NOTE 9. ACQUISITION OF BUSINESSES

     On July 8, 2005, the Company acquired Infast Group plc ("Infast"), a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Gloucester, England, Infast employs approximately 900 people located in thirty-one locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. During the third quarter, Infast contributed sales and operating income of $60.0 million and $1.0 million, respectively.

     On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $36.7 million. The Company expects to make adjustments to this preliminary valuation once it completes its review of the following major areas: accounts receivable and inventory reserves, fixed assets, pension liabilities, facility consolidation and a lease obligation guarantee (See Note 13 "Commitments and Contingencies"). Based on a preliminary third party valuation, the customer relationships have been valued as stated below. Intangible assets have been recorded as follows:

          - $3.7 million of intangible assets with a finite life of 8.0 years (customer relationships); and

          -    $31.4 million of goodwill.

     On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employed approximately 180 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 39 weeks ended September 30, 2005, are $37.4 million of sales and $1.0 million of operating income related to the first half of 2005 which, because DDI was acquired at the end of the second quarter of 2004, represents the incremental benefit of the acquisition. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $18.3 million.

     These acquisitions were accounted for as purchases and the results of operations of Infast and DDI are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


NOTE 10. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30,   DECEMBER 31,
(IN MILLIONS)                                     2005           2004
                                             -------------   ------------
                                              (UNAUDITED)
ASSETS:
   Current assets ........................      $1,557.6      $1,280.6
   Property, net .........................          58.1          42.2
   Goodwill and other intangibles ........         350.6         319.3
   Other assets ..........................          77.0          77.7
                                                --------      --------
                                                $2,043.3      $1,719.8
                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities ...................      $  585.4      $  445.7
   Subordinated notes payable to parent ..          34.6         205.3
   Long-term debt ........................         411.7         194.0
   Other liabilities .....................          83.9          86.2
   Stockholders' equity ..................         927.7         788.6
                                                --------      --------
                                                $2,043.3      $1,719.8
                                                ========      ========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      13 WEEKS ENDED               39 WEEKS ENDED
                                --------------------------   --------------------------
                                SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS)                        2005          2004           2005          2004
                                -------------   ----------   -------------   ----------
Net sales ...................      $1,009.2      $  849.6       $2,821.8      $2,426.9
Operating income ............      $   50.1      $   35.0       $  138.3      $   99.9
Income before income taxes ..      $   43.2      $   28.5       $  115.4      $   79.9
Net income ..................      $   25.7      $   17.3       $   71.2      $   48.7

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


NOTE 11. PENSION PLANS

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

     Components of net periodic pension cost is as follows:

                                                                       13 WEEKS ENDED
                                    ------------------------------------------------------------------------------------
                                             DOMESTIC                      FOREIGN                       TOTAL
                                    --------------------------   --------------------------   --------------------------
                                    SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                         2005          2004           2005          2004           2005          2004
                                    -------------   ----------   -------------   ----------   -------------   ----------
                                                                        (IN MILLIONS)
Service cost ....................       $ 1.2         $ 1.6          $ 1.2         $ 1.0          $ 2.4         $ 2.6
Interest cost ...................         1.5           1.9            1.3           1.0            2.8           2.9
Expected return on plan assets ..        (1.9)         (1.7)          (1.1)         (0.8)          (3.0)         (2.5)
Net amortization ................         0.3           0.1             --           0.1            0.3           0.2
                                        -----         -----          -----         -----          -----         -----
Net periodic cost ...............       $ 1.1         $ 1.9          $ 1.4         $ 1.3          $ 2.5         $ 3.2
                                        =====         =====          =====         =====          =====         =====

                                                                       39 WEEKS ENDED
                                    ------------------------------------------------------------------------------------
                                             DOMESTIC                      FOREIGN                       TOTAL
                                    --------------------------   --------------------------   --------------------------
                                    SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                         2005          2004           2005          2004           2005          2004
                                    -------------   ----------   -------------   ----------   -------------   ----------
                                                                        (IN MILLIONS)
Service cost ....................     $ 4.2           $ 4.6          $ 3.7         $ 3.2          $ 7.9         $ 7.8
Interest cost ...................       5.5             5.5            3.8           2.9            9.3           8.4
Expected return on plan assets ..      (5.5)           (4.9)          (3.3)         (2.6)          (8.8)         (7.5)
Net amortization ................       0.9             0.4            0.2           0.3            1.1           0.7
                                      -----           -----          -----         -----          -----         -----
Net periodic cost ...............     $ 5.1           $ 5.6          $ 4.4         $ 3.8          $ 9.5         $ 9.4
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

                           ANIXTER INTERNATIONAL INC.
             NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  (continued)


     The Company recorded an extraordinary gain of $4.1 million in the first quarter of 2004 and an impairment charge of $1.8 million in the third quarter of 2004 in its North America segment. For more information, see Note 2 "Impairment Charge" and Note 3 "Extraordinary Gain." The acquisition of Infast resulted in an increase in goodwill and intangible assets of $31.4 million and $3.7 million, respectively, in Europe during the third quarter of 2005. For more information, see Note 9 "Acquisition of Businesses."

     Segment information for the 13 and 39 weeks ended September 30, 2005 and October 1, 2004 was as follows:

                               13 WEEKS ENDED               39 WEEKS ENDED
                         --------------------------   --------------------------
                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
(IN MILLIONS)                 2005          2004           2005          2004
                         -------------   ----------   -------------   ----------
NET SALES:
   United States .....      $  646.1       $571.5        $1,829.4      $1,617.8
   Canada ............         101.4         84.7           272.8         238.0
                            --------       ------        --------      --------
      North America ..         747.5        656.2         2,102.2       1,855.8
   Europe ............         193.8        136.2           526.8         408.9
   Emerging Markets ..          67.9         57.2           192.8         162.2
                            --------       ------        --------      --------
                            $1,009.2       $849.6        $2,821.8      $2,426.9
                            ========       ======        ========      ========
OPERATING INCOME:
   United States .....      $   36.3       $ 24.7        $   94.1      $   66.9
   Canada ............           6.3          4.9            18.4          13.7
                            --------       ------        --------      --------
      North America ..          42.6         29.6           112.5          80.6
   Europe ............           3.9          2.6            15.5          11.3
   Emerging Markets ..           2.4          1.7             6.7           4.7
                            --------       ------        --------      --------
                            $   48.9       $ 33.9        $  134.7      $   96.6
                            ========       ======        ========      ========

                         SEPTEMBER 30,   DECEMBER 31,
                              2005          2004
                         -------------   ------------
TOTAL ASSETS:
   United States......      $1,297.0       $1,163.7
   Canada.............         178.8          145.4
                            --------       --------
      North America...       1,475.8        1,309.1
   Europe.............         452.9          271.8
   Emerging Markets...         136.6          125.7
                            --------       --------
                            $2,065.3       $1,706.6
                            ========       ========

NOTE 13. COMMITMENTS AND CONTINGENCIES

     As a result of the acquisition of Infast, the Company has assumed a guarantee related to a lease obligation through 2014 of a previously owned operating division of Infast. If the previously owned operating division fails to meet its obligations under the lease, the Company is obligated to make any payments for which the previously owned division of Infast is in default. The annual rentals payable under the lease are approximately $1.8 million. Funds amounting to $3.0 million are currently held in escrow for use by the Company in the event of default on the obligations under the lease. Total future lease obligations are approximately $17.0 million. As of September 30, 2005, no liability has been recorded. The Company is currently evaluating the fair market value of the guarantee which, when determined, will be included as part of the tangible fair value of net assets acquired of Infast. Management believes that, in the event of default, the property could be sublet to another party. As a result, the potential liability would be significantly less than $14.0 million, net of the escrow amount.

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

ACQUISITIONS OF INFAST AND DISTRIBUTION DYNAMICS

     On July 8, 2005, the Company acquired Infast Group plc ("Infast"), a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Gloucester, England, Infast employs approximately 900 people located in thirty-one locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. During the third quarter, Infast contributed sales and operating income of $60.0 million and $1.0 million, respectively.

     On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $36.7 million. The Company expects to make adjustments to this preliminary valuation once it completes its review of the following major areas: accounts receivable and inventory reserves, fixed assets, pension liabilities, facility consolidation and a lease obligation guarantee (See Note 13 "Commitments and Contingencies"). Based on a preliminary third party valuation, the customer relationships have been valued as stated below. Intangible assets have been recorded as follows:

          - $3.7 million of intangible assets with a finite life of 8.0 years (customer relationships); and

          -    $31.4 million of goodwill.

     On June 22, 2004, the Company purchased substantially all of the assets and operations of Distribution Dynamics, Inc. ("DDI"). DDI was a privately held value-added distributor of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Eden Prairie, Minnesota, DDI employed approximately 180 associates located in sixteen locations in the United States. The Company believes DDI's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 39 weeks ended September 30, 2005, are $37.4 million of sales and $1.0 million of operating income related to the first half of 2005 which, because DDI was acquired at the end of the second quarter of 2004, represents the incremental benefit of the acquisition. The purchase was funded with on-hand excess cash balances and cash available under the Company's revolving credit facility. The Company purchased DDI for $32.9 million inclusive of legal and advisory fees, acquiring tangible assets with a fair value of $18.3 million.

    These acquisitions were accounted for as purchases and the results of operations of Infast and DDI are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

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

Cash Flow

     Consolidated net cash used in operating activities was $9.7 million in the 39 weeks ended September 30, 2005 compared to cash provided by operating activities of $13.3 million in the same period in 2004. Income before extraordinary gain was $69.9 million in the 39 weeks ended September 30, 2005 as compared to $48.0 million in the corresponding period in 2004. Working capital, deferred taxes and income tax savings from employee stock plans, together increased $114.8 million in 2005 compared to an increase of $61.0 million in 2004. In addition, the net change in the cash surrender value of life insurance policies, deferred compensation liability and accrued pension, increased other cash from operations by $2.8 million as compared to a decrease of $1.6 million in the corresponding period in 2004.

     Consolidated net cash used in investing activities were $83.0 million in the 39 weeks ended September 30, 2005 compared to $44.9 million in the corresponding period in 2004. In the third quarter of 2005, the Company purchased the shares of Infast for $71.8 million, including transaction-related costs. In the corresponding period in 2004, the Company spent $33.3 million to acquire DDI. Capital expenditures to support warehouse operations and information systems were $11.2 million in the 39 weeks ended September 30, 2005 as compared to $11.6 million in the corresponding period in 2004. Capital expenditures are expected to be approximately $18.0 million in 2005.

     Consolidated net cash provided by financing activities was $146.0 million in the 39 weeks ended September 30, 2005 compared to cash used in financing activities of $32.9 million in the corresponding period in 2004. In the 39 weeks ended September 30, 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). The proceeds were $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 for $69.9 million. Issuance costs related to the offering were approximately $2.1 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering. In 2005, the Company increased net borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $4.7 million, compared to an increase of $7.3 million in the corresponding period in 2004. Proceeds from the issuance of common stock relating to the exercise of stock options were $12.0 million in the first 39 weeks ended September 30, 2005 compared to $16.3 million in the corresponding period in 2004. During the 39 weeks ended October 1, 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share.

                           ANIXTER INTERNATIONAL INC.

Financings

     On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, in the 39 weeks ended September 30, 2005, the Company wrote-off the related unamortized issuance costs resulting in an after-tax loss of $0.7 million, or $0.02 per diluted share.

     On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.1 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through February of 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 and acquire the shares of Infast (See
Note 9 "Acquisition of Businesses"). The remaining proceeds from the Senior Notes will be used for general corporate purposes, including potential acquisitions. The Company's debt-to-total capitalization increased from 35.1% at December 31, 2004 to 45.5% at September 30, 2005.

     In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the 39 weeks ended September 30, 2005 and October 1, 2004 was approximately $115.5 million and $151.8 million, respectively. The effective rate on the ARC funding was 3.7% and 1.8% in the 39 weeks ended September 30, 2005 and October 1, 2004, respectively.

     At September 30, 2005, the primary liquidity source for Anixter is the $275.0 million, five-year bank revolving credit agreement, of which $78.9 million was outstanding. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.6 million in the 39 weeks ended September 30, 2005 and October 1, 2004, and were included in interest expense in the condensed consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio requirements, as of September 30, 2005, $228.0 million of revolving lines of credit at Anixter would be permitted to be borrowed, of which $156.4 million may be used to pay dividends to the Company.

     Excluding the $275.0 million facility noted above, at September 30, 2005 and December 31, 2004, certain foreign subsidiaries had approximately $51.0 million and $24.0 million, respectively, available under bank revolving lines of credit, $25.9 million and $2.1 million of which was outstanding at September 30, 2005 and December 31, 2004, respectively.

     Consolidated interest expense was $6.9 million and $3.3 million in the third quarter of 2005 and 2004, respectively, and $18.9 million and $9.3 million for the 39 weeks ended September 30, 2005 and October 1, 2004, respectively. The increase in interest expense is primarily due to higher debt levels, including funding associated with the accounting consolidation of the securitization facility.

     On September 15, 2005, the Company's Board of Directors declared a special dividend of $4.00 per common share, or approximately $156.0 million, as a return of excess capital to shareholders. The special dividend is payable on October 31, 2005 to shareholders of record as of October 14, 2005.

     The Company may repatriate approximately $75 million of foreign earnings from its Canadian subsidiary in the fourth quarter of 2005. If such a plan is adopted, the net proceeds to be received by Anixter Inc., after the capitalization of an intermediate subsidiary, will be approximately $63 million. The repatriated funds would be used to pay U.S.

                           ANIXTER INTERNATIONAL INC.

pension plan payments and ongoing non-executive compensation costs. Anixter Canada would fund the repatriation by a combination of on-hand cash balances and local borrowings.

THIRD QUARTER 2005 RESULTS OF OPERATIONS

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management ownership or strategy as well as other factors. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies.

OVERVIEW

     In the third quarter of 2005, the Company's net income increased 46.1% to $25.1 million on an 18.8% increase in sales from the third quarter of the prior year. Sales, gross profits, operating expense and operating income, all showed year-on-year increases from combined unit growth and commodity price driven price increases, the acquisition of Infast in July of 2005 and exchange rate differences related to the weaker U.S. dollar. In the third quarter of 2005, Infast contributed $60.0 million and $1.0 million of sales and operating income, respectively, while foreign exchange increased sales and operating income by $9.0 million and $0.5 million, respectively. Operating income in the third quarter of 2004 was negatively impacted by $2.6 million of asset impairment and acquisition-related charges. Excluding the acquisition of Infast, the foreign currency effects of the weaker U.S. dollar and the third quarter of 2004 asset impairment and acquisition-related charges, sales and operating income grew 10.6% and 30.3%, respectively, in the third quarter of 2005 as compared to the corresponding period in 2004.

     The third quarter sales and operating income growth reflects the combination of increased customer spending, market share gains from the addition of new customers, an expanded supply chain services offering, continued growth from our initiative to expand our security products distribution business and commodity driven price increases in several major product lines.

     Interest expense increased $3.6 million from the third quarter of 2004 to $6.9 million in the third quarter of 2005 primarily as a result of the issuance of $200.0 million Senior Notes in the first quarter of 2005, the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004 and additional borrowings in Europe to hedge the increase in net foreign investments resulting from the Infast acquisition.

     Other expenses decreased $2.2 million to $0.3 million in the third quarter of 2005 from $2.5 million in 2004. The decline primarily resulted from the consolidation of our accounts receivable securitization program, a favorable foreign exchange comparison and an increase in the value of company-owned life insurance policies.

     The Company's effective tax rate increased to 39.8% from 39.0% in the year ago quarter, primarily due to a change in estimates of the mix of foreign income and losses by country as compared to country level net operating loss positions. The current quarter effective rates reflect the adjustment necessary to increase the 39 weeks ended September 30, 2005 effective tax rate to the estimated 52 weeks ended December 30, 2005 effective rate of 39.0%.

CONSOLIDATED RESULTS OF OPERATIONS

                                    13 WEEKS ENDED
                         ------------------------------------
                         SEPTEMBER 30,   OCTOBER 1,   PERCENT
                              2005          2004       CHANGE
                         -------------   ----------   -------
                                     (IN MILLIONS)
Net sales.............      $1,009.2       $849.6      18.8%
Gross profit .........      $  239.6       $201.9      18.7%
Operating expenses ...      $  190.7       $168.0      13.5%
Operating income .....      $   48.9       $ 33.9      44.5%

                           ANIXTER INTERNATIONAL INC.

     Net Sales: The Company's net sales during the third quarter of 2005 increased 18.8% to $1,009.2 million from $849.6 million in the same period in 2004. The acquisition of Infast in July of 2005, along with favorable effects from changes in exchange rates, accounted for $69.0 million of the increase. Excluding the acquisition of Infast and the effects from changes in exchange rates, the Company's net sales increased 10.6% during the 13 weeks ended September 30, 2005 from the same period in 2004. The increase in net sales was due to the addition of new customers and additional spending by existing customers, an expanded supply chain services offering, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines.

     Gross Margins: Gross margins remained relatively flat in the third quarter of 2005 at 23.7% compared to 23.8% in the corresponding period in 2004. A slight decline in North America was offset by increases in Europe and Emerging Markets. Europe's gross margin improvement reflects both organic and acquired growth in the higher margin OEM supply market. Gross margin in the communications market in Europe continues to suffer from very competitive market conditions and weakened market demands.

     Operating Income: As a result of higher sales and tight expense control, operating margins were 4.8% for the third quarter of 2005 as compared to 4.0% in the third quarter of 2004. Operating expenses increased $22.7 million, or 13.5%, in the third quarter of 2005 from the corresponding period in 2004. The Infast acquisition increased operating expenses by $14.9 million, while changes in exchange rates increased operating expenses by $1.3 million. The prior year third quarter includes $2.6 million of acquisition-related expenses and asset impairment charges primarily associated with the write-down of the value assigned to the Pentacon name. Excluding the acquisition of Infast, the effects from changes in exchange rates and prior year acquisition-related expenses and impairment charge, operating expenses increased $9.1 million, or 5.5%, primarily due to variable costs associated with higher sales volumes. Operating expenses remain under control and, as expected with growing revenues, the Company's expense structure has been further leveraged in the third quarter of 2005.

     Interest Expense: Consolidated interest expense increased to $6.9 million in the third quarter of 2005 from $3.3 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the first quarter of 2005, the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004 and additional borrowings to hedge the increase in net foreign investments resulting from the Infast acquisition. The average long-term debt balance in the third quarter was $553.2 million in 2005 and $276.2 million in 2004. The 2004 average long-term debt balance does not include $173.1 million related to the accounts receivable securitization facility, which was unconsolidated at that time. The average interest rate for the third quarter of 2005 and 2004, was 5.0% and 4.7%, respectively.

     Other, net income (expense):

                                                           13 WEEKS ENDED
                                                     --------------------------
                                                     SEPTEMBER 30,   OCTOBER 1,
                                                          2005          2004
                                                     -------------   ----------
Foreign exchange..................................       $(0.2)        $(0.7)
Cash surrender value of life insurance policies...         0.6           0.1
Accounts receivable securitization................          --          (1.4)
Other.............................................        (0.7)         (0.5)
                                                         -----         -----
                                                         $(0.3)        $(2.5)
                                                         =====         =====

     Foreign exchange was a net loss of $0.2 million in 2005 as compared to $0.7 million in the corresponding period of 2004. The decrease in losses was primarily driven by the Latin America operations. The accounts receivable securitization program had expenses of $1.4 million for the third quarter of 2004. As a result of the consolidation of the securitization program at the end of the third quarter of 2004, associated funding costs are now included in interest expense.

                           ANIXTER INTERNATIONAL INC.

    Income Taxes: The consolidated tax provision increased to $16.6 million in the third quarter of 2005 from $10.9 million in the third quarter of 2004, primarily due to an increase in income before taxes. The third quarter of 2005 effective tax rate is 39.8% compared to 39.0% in 2004. The increase in the effective tax rate is primarily due to a change in estimates of the mix of foreign income and losses by country as compared to country level net operating loss positions. The change in tax rate decreased net income by $0.4 million, or $0.01 per diluted share, in the third quarter of 2005 as compared to the corresponding period in 2004. The current quarter effective rates reflect the adjustment necessary to increase the 39 weeks ended September 30, 2005 effective tax rate to the estimated 52 weeks ended December 30, 2005 effective rate of 39.0%.

NORTH AMERICA RESULTS OF OPERATIONS

                                    13 WEEKS ENDED
                         ------------------------------------
                         SEPTEMBER 30,   OCTOBER 1,   PERCENT
                              2005          2004       CHANGE
                         -------------   ----------   -------
                                     (IN MILLIONS)
Net sales.............       $747.5        $656.2      13.9%
Gross profit .........       $176.4        $156.7      12.6%
Operating expenses ...       $133.8        $127.1       5.3%
Operating income .....       $ 42.6        $ 29.6      43.9%

    Net Sales: When compared to the corresponding period in 2004, North America net sales for the 13 weeks ended September 30, 2005 increased 13.9% to $747.5 million, including $5.9 million due to the acquisition of Infast and a $7.9 million favorable effect of exchange rates. The combined Industrial Wire and Cable and Enterprise Cabling sales increased $60.5 million in the third quarter of 2005, $7.7 million of which was due to the stronger Canadian dollar, as compared to the third quarter of 2004. The increase resulted from a combination of increased demand from both new and existing customers, continued growth in the security market, product line expansion and higher copper prices. In the OEM supply market, sales increased 19.6%, or $14.9 million, to $90.7 million. Excluding Infast and $0.1 million of favorable foreign exchange, North America OEM supply sales increased $8.9 million, or 11.8% as a result of the expansion of existing contracts and new contract additions. Sales to telecom original equipment manufacturers increased 4.6% as compared to 2004.

     Gross Margins: Gross margins decreased to 23.6% in the third quarter of 2005 from 23.9% for the same period in 2004. The decrease is attributable to lower gross margins in the North America Enterprise Cabling and Industrial Wire and Cable markets, partially offset by an increase in gross margins in the OEM supply market.

     Operating Income: Operating expenses increased $6.7 million in the third quarter of 2005 from the corresponding period in 2004. The increase is primarily due to variable costs associated with the increase in sales volume, the addition of Infast expenses of $1.5 million and a $1.2 million increase due to exchange rate changes. Due to the growing sales and the associated leveraging of the expense structure, North America operating margins increased to 5.7% in the third quarter of 2005 from 4.5% in the same period in 2004. Exchange rate changes had a $0.5 million favorable impact on operating income.

EUROPE RESULTS OF OPERATIONS

                                    13 WEEKS ENDED
                         ------------------------------------
                         SEPTEMBER 30,   OCTOBER 1,   PERCENT
                              2005          2004       CHANGE
                         -------------   ----------   -------
                                     (IN MILLIONS)
Net sales.............       $193.8        $136.2      42.3%
Gross profit .........       $ 49.4        $ 33.9      46.2%
Operating expenses ...       $ 45.5        $ 31.3      45.5%
Operating income .....       $  3.9        $  2.6      54.5%

                           ANIXTER INTERNATIONAL INC.

     Net Sales: Europe net sales increased 42.3% in the third quarter of 2005 to $193.8 million from $136.2 million in the third quarter of 2004, including $54.1 million due to the acquisition of Infast. The Europe net sales increase was partially offset by an unfavorable effect from changes in foreign exchange rates of $1.0 million. Excluding the acquisition of Infast and the unfavorable effects of foreign currency, the increase in local currency sales of 3.3% reflects weak market conditions throughout Europe in the communications marketplace and a summer slowdown in the vacation driven months of July and August that was more pronounced than the prior year. Sales in the OEM supply market grew $55.9 million in the third quarter of 2005 as compared to the corresponding period in 2004. Excluding the acquisition of Infast and the unfavorable effects of foreign currency of $0.5 million, sales in the OEM supply market increased $2.3 million, or 8.1%.

     Gross Margins: Europe's gross margins increased to 25.5% in the third quarter of 2005 from 24.8% in the same period in 2004. The increase is a result of a higher growth rate in the OEM supply market compared to Europe Communications market sales. Europe's gross margin improvement reflects both organic and acquired growth in the higher margin OEM supply market. Gross margin in the communications market in Europe continues to suffer from very competitive market conditions and weakened market demand.

     Operating Income: Compared to the third quarter of 2004, Europe's operating expenses increased 45.5%, or $14.2 million, to $45.5 million in the third quarter of 2005. Included in the increase is $13.4 million as a result of the acquisition of Infast, partially offset by $0.2 million for changes in exchange rates. Excluding the exchange rate impact and the acquisition of Infast, operating expenses were 3.2%, or $1.0 million, higher than 2004. Tight expense controls and improved gross margins in the OEM supply business resulted in the operating margin increasing from 1.9% in 2004 to 2.1% in 2005. While the European OEM supply business continues to generate solid operating margins, the communication business continues to suffer from comparatively weak demand and very competitive pricing. Exchange rate changes had a $0.1 million unfavorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                    13 WEEKS ENDED
                         ------------------------------------
                         SEPTEMBER 30,   OCTOBER 1,   PERCENT
                              2005          2004       CHANGE
                         -------------   ----------   -------
                                     (IN MILLIONS)
Net sales.............       $67.9          $57.2      18.5%
Gross profit .........       $13.8          $11.3      21.5%
Operating expenses ...       $11.4          $ 9.6      18.2%
Operating income .....       $ 2.4          $ 1.7      40.8%

     Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 18.5%, to $67.9 million in the third quarter of 2005, from $57.2 million in the third quarter of 2004. Latin America sales grew 22.3%, while Asia Pacific sales were up 9.5% during the third quarter of 2005 compared to the corresponding period in 2004. The sales growth in Latin America was throughout the region, with the exception of Mexico where sales were basically flat. The increase in Asia Pacific is due to strong sales in Australia. Exchange rate changes had a $2.1 million favorable impact on sales.

     Gross Margins: During the third quarter of 2005, Emerging Markets' gross margins increased to 20.3% from 19.8% in the corresponding period in 2004. The increase primarily resulted from the strong performance in Australia.

     Operating Income: Operating expenses increased $1.8 million, or 18.2%, in the third quarter of 2005 as compared to the corresponding period in 2004. Primarily a result of the Emerging Markets' sales growth and resulting leveraging of the expense structure, operating margins increased to 3.4% in the third quarter of 2005 from 2.9% in 2004. Exchange rate changes had a $0.1 million favorable impact on operating income.

                           ANIXTER INTERNATIONAL INC.

YEAR-TO-DATE 2005 RESULTS OF OPERATIONS

OVERVIEW

     In the 39 weeks ended September 30, 2005, net income increased 34.2% to $69.9 million on a 16.3% increase in sales from the corresponding 2004 period, which also included an extraordinary gain of $4.1 million. The extraordinary gain in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisitions of DDI in June of 2004 and Infast in July of 2005, exchange rate changes related to the weaker U.S. dollar and combined unit growth and commodity driven price increases. Gross margins increased 20 basis points in the 39 weeks ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to an improved sales mix, higher prices and an increase in OEM supply sales at higher margins. As a result of tight expense controls combined with higher gross margins, operating margins increased 80 basis points to 4.8% in the 39 weeks ended September 30, 2005 as compared to 2004.

     Interest expense increased to $18.9 million in the 39 weeks ended September 30, 2005 from $9.3 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the first quarter of 2005, the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004 and additional borrowings in Europe to hedge the increase in net foreign investments resulting from the Infast acquisition.

     Other expense was $2.3 million in the 39 weeks ended September 30, 2005 as compared to $8.0 million in the corresponding period in 2004. A primary driver of the decline was expenses associated with the accounts receivable securitization program in 2004. The accounts receivable securitization program had expenses of $2.8 million for the 39 weeks ended October 1, 2004, compared to zero in 2005. The decrease in 2005 was a result of accounting consolidation of the accounts receivable program at the end of the third quarter of 2004. The funding costs relating to the ARC facility are now being recorded in interest expense. In addition to ARC related expenses, the other primary driver of the decline was a reduction in foreign exchange losses. In 2004, the Company incurred significant foreign exchange losses relating to the devaluation of the Venezuelan Bolivar.

     The 39 weeks ended September 30, 2005 includes a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with early termination of the Company's Convertible Notes due 2020. In the prior year, the Company incurred a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with the early termination and replacement of the Company's $275.0 million revolving credit facility.

     The Company's effective tax rate dropped to 37.8% in 2005 from 39.0% (excluding extraordinary gain) in 2004 primarily as a result of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the favorable tax credit, the Company's effective tax rate was 39.0% for the 39 weeks ended September 30, 2005.

CONSOLIDATED RESULTS OF OPERATIONS

                                   39 WEEKS ENDED
                        ------------------------------------
                        SEPTEMBER 30,   OCTOBER 1,   PERCENT
                             2005          2004       CHANGE
                        -------------   ----------   -------
                                    (IN MILLIONS)
Net sales ...........      $2,821.8      $2,426.9     16.3%
Gross profit ........      $  674.5      $  576.1     17.1%
Operating expenses ..      $  539.8      $  479.5     12.6%
Operating income ....      $  134.7      $   96.6     39.5%

                           ANIXTER INTERNATIONAL INC.

     Net Sales: The Company's net sales during the 39 weeks ended September 30, 2005 increased 16.3% to $2,821.8 million from $2,426.9 million in the same period in 2004. The acquisitions of DDI in June of 2004 and Infast in July of 2005, along with favorable effects from changes in exchange rates, accounted for $132.3 million of the increase. Excluding the six months of incremental sales of DDI, the acquisition of Infast and the effects from changes in exchange rates, the Company's net sales increased 10.8% during the 39 weeks ended September 30, 2005 from the same period in 2004. The increase in net sales was due to the addition of new customers and additional spending by existing customers, strong growth in the OEM supply business, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines.

     Gross Margins: Gross margins increased to 23.9% in the 39 weeks ended September 30, 2005 from 23.7% in the corresponding period in 2004. The increase is attributable to North America, which experienced an improved sales mix, higher prices and a higher growth rate in the OEM supply market compared to Company-wide sales growth rates.

     Operating Income: As a result of higher sales, operating margins were 4.8% for the 39 weeks ended September 30, 2005 as compared to 4.0% in the corresponding period in 2004. Operating expenses increased $60.3 million in the 39 weeks ended September 30, 2005 from the corresponding period in 2004. The incremental six months of operating expenses of DDI and the acquisition of Infast increased operating expenses by $24.5 million, while changes in exchange rates increased operating expenses by $6.1 million. Excluding the acquisitions of DDI and Infast and the effects from changes in exchange rates, operating expenses increased $29.7 million, or 6.2%, primarily due to variable costs associated with higher sales volumes, along with increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

     Interest Expense: Consolidated interest expense increased to $18.9 million in the 39 weeks ended September 30, 2005 from $9.3 million in 2004. Interest expense increased due to the issuance of the $200.0 million Senior Notes in the first quarter of 2005, the accounting consolidation of the Company's securitization facility at the end of the third quarter of 2004 and additional borrowings to hedge the increase in net foreign investments resulting from the Infast acquisition. The average long-term debt balance was $512.8 million and $256.2 million for the 39 weeks ended September 30, 2005 and October 1, 2004, respectively. The 2004 average long-term debt balance does not include $151.8 million related to the accounts receivable securitization facility, which was unconsolidated at that time. The average interest rate for both the 39 weeks ended September 30, 2005 and October 1, 2004, was 4.9%.

     Other, net expense:

                                                           39 WEEKS ENDED
                                                     --------------------------
                                                     SEPTEMBER 30,   OCTOBER 1,
                                                          2005          2004
                                                     -------------   ----------
                                                            (IN MILLIONS)
Foreign exchange .................................       $(2.5)        $(4.0)
Cash surrender value of life insurance policies ..         0.6           0.1
Accounts receivable securitization ...............          --          (2.8)
Other ............................................        (0.4)         (1.3)
                                                         -----         -----
                                                         $(2.3)        $(8.0)
                                                         =====         =====

     Foreign exchange losses were $2.5 million in the 39 weeks ended September 30, 2005 as compared to a loss of $4.0 million in the corresponding period of 2004. A significant portion of the losses relate to Latin America, and specifically in 2004, resulted from the February 2004 devaluation of the Venezuelan Bolivar. The accounts receivable securitization program had expenses of $2.8 million for the 39 weeks ended October 1, 2004. As a result of the consolidation of the securitization program at the end of the third quarter of 2004, associated funding costs are now included in interest expense.

                           ANIXTER INTERNATIONAL INC.

     Income Taxes: The consolidated tax provision increased to $42.4 million in the 39 weeks ended September 30, 2005 from $30.6 million in the corresponding period in 2004, due to an increase in income before taxes and extraordinary gain. The 2005 effective tax rate is 37.8% compared to 39.0% (excluding extraordinary gain) in 2004, primarily as a result of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the favorable tax credit, the Company's effective tax rate was 39.0% in the 39 weeks ended September 30, 2005. The change in the 2005 effective tax rate increased income before extraordinary gain and net income by $1.4 million, or $0.04 per diluted share, for the 39 weeks ended September 30, 2005 compared to the corresponding period in 2004.

NORTH AMERICA RESULTS OF OPERATIONS

                                   39 WEEKS ENDED
                        ------------------------------------
                        SEPTEMBER 30,   OCTOBER 1,   PERCENT
                             2005          2004       CHANGE
                        -------------   ----------   -------
                                    (IN MILLIONS)
Net sales ...........      $2,102.2      $1,855.8     13.3%
Gross profit ........      $  502.9      $  436.3     15.3%
Operating expenses ..      $  390.4      $  355.7      9.8%
Operating income ....      $  112.5      $   80.6     39.6%

     Net Sales: When compared to the corresponding period in 2004, North America net sales for the 39 weeks ended September 30, 2005 increased 13.3% to $2,102.2 million. The combined Industrial Wire and Cable and North America Enterprise Cabling sales increased $163.1 million, or 11.0%, in the 39 weeks ended September 30, 2005 as compared to the corresponding period in 2004, due to improved economic conditions, price increases and an expanded product offering. In the OEM supply market, sales increased 39.5% to $259.4 million on a combination of improved customer demand, new contract additions and the acquisitions of DDI and Infast. Excluding six months of incremental sales of DDI and Infast net sales of $43.3 million, sales to the OEM supply market increased 16.2%. Sales to telecom-related OEMs decreased 15.8% in the 39 weeks ended September 30, 2005 as compared to the corresponding period in 2004.

     Gross Margins: Gross margins increased to 23.9% in the 39 weeks ended September 30, 2005 from 23.5% for the same period in 2004. The increase is attributable to an improved sales mix, higher prices and a higher growth rate in the OEM supply market.

     Operating Income: Operating expenses increased $34.7 million in the 39 weeks ended September 30, 2005 from the corresponding period in 2004. The increase is primarily due to variable costs associated with the increase in sales volume, along with higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher gross margins on an improved sales mix, price increases and continued tight expense controls, North America operating margins increased to 5.4% in the 39 weeks ended September 30, 2005 from 4.3% in the same period in 2004.

EUROPE RESULTS OF OPERATIONS

                                   39 WEEKS ENDED
                        ------------------------------------
                        SEPTEMBER 30,   OCTOBER 1,   PERCENT
                             2005          2004       CHANGE
                        -------------   ----------   -------
                                    (IN MILLIONS)
Net sales ...........       $526.8        $408.9      28.8%
Gross profit ........       $132.5        $105.4      25.8%
Operating expenses ..       $117.0        $ 94.1      24.4%
Operating income ....       $ 15.5        $ 11.3      37.1%

     Net Sales: Europe net sales increased 28.8% in the 39 weeks ended September 30, 2005 to $526.8 million from $408.9 million in the corresponding period in 2004, including a $10.5 million favorable effect from changes in exchange rates and $54.1 million as a result of the acquisition of Infast. The increase in local currency sales of 26.3% reflects the acquisition of Infast, an increase in the OEM supply market and an increase in the number of larger projects. Sales in the OEM supply market grew $74.7 million to $153.1 million in the 39 weeks ended September 30, 2005 as compared to the corresponding period in 2004. Excluding the acquisition of Infast and the favorable effect of foreign currency of $1.4 million, OEM supply sales in Europe increased 24.5%.

                           ANIXTER INTERNATIONAL INC.

     Gross Margins: Europe's gross margins decreased to 25.1% in the 39 weeks ended September 30, 2005 from 25.8% in the same period in 2004. The decrease is primarily due to an increase in large projects at reduced margins and overall competitive pricing.

     Operating Income: Compared to 2004, Europe operating expenses increased 24.4%, or $22.9 million, to $117.0 million in the 39 weeks ended September 30, 2005. Included in the increase are $2.2 million for changes in exchange rates and $13.4 million as a result of the acquisition of Infast. Excluding the exchange rate impact and the acquisition of Infast, operating expenses were $7.3 million, or 7.8%, higher than 2004. Tight expense controls and substantial improvement in operating performance in the OEM supply business, which more than offset the decline in overall gross margins, resulted in the operating margin increasing to 3.0% in 2005 as compared to 2.8% in 2004. While we continue to generate solid operating margins in our European OEM supply business, our communication business continues to suffer from comparatively weak demand and very competitive pricing. Exchange rate changes had a $0.2 million favorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                   39 WEEKS ENDED
                        ------------------------------------
                        SEPTEMBER 30,   OCTOBER 1,   PERCENT
                             2005          2004       CHANGE
                        -------------   ----------   -------
                                    (IN MILLIONS)
Net sales ...........       $192.8        $162.2      18.9%
Gross profit ........       $ 39.1        $ 34.4      13.7%
Operating expenses ..       $ 32.4        $ 29.7       9.0%
Operating income ....       $  6.7        $  4.7      43.2%

     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 18.9%, to $192.8 million in the 39 weeks ended September 30, 2005, from $162.2 million in the corresponding period in 2004, including a $3.6 million favorable impact from changes in exchange rates. Latin America sales grew 28.6%, while Asia Pacific sales declined 2.1% in the 39 weeks ended September 30, 2005 compared to the corresponding period in 2004. The sales growth in Latin America was throughout the region. Asia Pacific declined due to some major projects in 2004, which were not expected to repeat in 2005, and a general slow down in economic activity.

     Gross Margins: During the 39 weeks ended September 30, 2005, Emerging Markets' gross margins decreased to 20.3% from 21.2% in the corresponding period in 2004. The decline is primarily a result of large project sales at reduced margins in Latin America.

     Operating Income: Emerging Markets operating income of $6.7 million increased 43.2% from $4.7 million in the corresponding period of 2004. Operating expenses increased only 9.0% as compared to the corresponding period in 2004. Primarily a result of the Latin America sales growth and resulting leveraging of the expense structure, operating margins increased to 3.5% in the 39 weeks ended September 30, 2005 from 2.9% in 2004. Exchange rate changes had a $0.1 million favorable impact on operating income.

                           ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The estimated fair market value of the Company's outstanding fixed rate debt at September 30, 2005, was $402.4 million. If the interest rates were to increase or decrease by 1%, the fair market value of the fixed rate debt would decrease or increase by 4.2% and 4.5%, respectively. Changes in the market value of the Company's debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       ANIXTER INTERNATIONAL INC.


November 4, 2005                       By: /s/ Robert W. Grubbs
                                           ------------------------------------
                                           Robert W. Grubbs
                                           President and Chief Executive Officer


November 4, 2005                       By: /s/ Dennis J. Letham
                                           -------------------------------------
                                           Dennis J. Letham
                                           Senior Vice President - Finance
                                           and Chief Financial Officer