Form 10-K
period 2005-12-30
ANIXTER INTERNATIONAL INC
filed 2006-02-24
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5989
Anixter International Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-1658138
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2301 Patriot Blvd.
Glenview, IL 60026
(224) 521-8000
(Address and telephone number of principal executive offices in its charter)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,202,701,405 as of July 1, 2005.
     At February 14, 2006, 38,725,052 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents incorporated by reference:
     Certain portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.	BUSINESS.

(a)	General Development of Business
      Anixter International Inc. (the “Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products and fasteners and other small parts (“C” class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter”).
      On July 8, 2005, the Company acquired Infast Group plc (“Infast”), a UK-based value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Headquartered in Gloucester, England, Infast employs approximately 900 people located in thirty locations in the United Kingdom and the United States.
      With the acquisition of Infast, combined with the acquisitions made during the previous three years (Distribution Dynamics Inc., Walters Hexagon Group Ltd., and Pentacon Inc.), the Company has built a strong presence in the OEM supply market place.

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
      Within each geographic segment, the Company organizes its sales teams based on the anticipated customer use or application of the products sold. Currently, the Company has dedicated enterprise cabling and security sales specialists (primarily copper and fiber cabling, connectivity, security products and related support and supply products), industrial wire and cable sales specialists (primarily power, control and instrumentation cabling) and OEM supply sales specialists (primarily direct production line feed programs of small components to original equipment manufacturers). All sales teams have access to the full array of products and services offered by the Company and all sales are serviced by the same operations, systems and support functions of the Company.
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

Customers
      The Company sells products to over 95,000 active customers. These customers include international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as original equipment manufacturers who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service, finance, education, healthcare, transportation, utilities and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 10% of sales and no single end-market industry group accounting for more than 16% of sales.

Products
      Anixter sells over 325,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. In addition, Anixter provides industrial wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance, repair and construction-related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by original equipment manufacturers in manufacturing a wide variety of products.

Suppliers
      The Company sources products from over 4,000 suppliers. However, over 30% of Anixter’s dollar volume purchases in 2005 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wiring systems, and fasteners. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Anixter also does not sell product that is privately labeled as either an Anixter brand or a brand name exclusive to Anixter. If any of these suppliers changed its sales strategy to reduce its reliance in distribution channels, or decided to terminate its business relationship with Anixter, the Company’s sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.
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
      Anixter operates a series of large modern regional warehouses in key distribution centers in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 13 warehouses as regional warehouses. Collectively, these facilities store approximately 40% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers. The network of warehouses and sales offices consists of 132 locations in the United States, 17 in Canada, 45 in the United Kingdom, 25 in Continental Europe, 15 in Latin America, 16 in Asia and 4 in Australia/ New Zealand.
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

Employees
      At December 30, 2005, the Company and its subsidiaries employed approximately 6,800 people. Approximately 43% of the employees are engaged in sales or sales related activities, 43% are engaged in warehousing and distribution operations and 14% are engaged in support activities including inventory management, information services, finance, human resources and general management. Less than one percent of the Company’s employees are covered by collective bargaining agreements.

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

Contract Sales and Backlog
      The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at or in close proximity to the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would require that materials acquired, as a result of joint material requirements planning between the Company and the customer, be purchased by the customer.
      Generally, backlog orders represent two to four weeks of sales and ship to customers 30 to 60 days from order date. A significant majority of orders are shipped within 24 to 48 hours of receipt.
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

ITEM 1A.	RISK FACTORS.
      The following factors could materially adversely affect the Company’s operating results and financial condition. Although the Company has tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time, and the Company cannot predict those risks or estimate the extent to which they may affect the Company’s financial performance.
      A change in sales strategy by the Company’s suppliers could adversely affect the Company’s sales or earnings.
      Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from approximately 4,000 suppliers. However, over 30% of the Company’s dollar volume purchases in 2005 was from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.
      The Company’s foreign operations are subject to political, economic and currency risks.
      The Company derives approximately 36% of our revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect the Company’s results of operations, cash flows and financial condition in these markets. The Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.
      The Company has risks associated with inventory.
      The Company must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect the Company’s sales and earnings. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of the Company’s inventory. To guard against inventory obsolescence, the Company has negotiated various return rights and price protection agreements with certain key suppliers. The Company also maintains an inventory valuation reserve account against diminution in the value or salability of the Company’s inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of the Company’s reserves in all circumstances.
      The Company’s operating results are affected by commodity prices.
      The Company’s recent operating results have been favorably affected by the rise in commodity prices, primarily petrochemicals and copper, which are components in some of the products sold. As the Company’s purchase costs with suppliers increase to reflect higher commodity prices, its mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at lower prices and sold as prices increase favorably affects the Company’s results. However, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting the Company’s results.
      The Company has risks associated with the integration of acquired businesses.
      The Company’s recent growth in sales and earnings is attributable to a combination of internal growth and acquisitions. In connection with recent and future acquisitions, it will be necessary for the Company to create a cohesive business from the various acquired properties. To do this will require the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to insure the availability of products at competitive prices. No assurance can be given that these various actions can be completed without disruption to the business, that the various actions can be completed in a short period of time or that anticipated improvements in operating performance can be achieved.
      The Company’s debt agreements could impose restrictions on its business.
      The Company’s debt agreements contain numerous financial and operating covenants that limit its discretion with respect to certain business matters. These covenants restrict the Company’s ability to incur additional indebtedness, to pay dividends and other distributions and to merge or consolidate with other entities. As a result of these restrictions, the Company is limited in how it may conduct business and may be unable to compete effectively or take advantage of new business opportunities.
      The Company has risks associated with accounts receivable.
      Although no single customer accounts for more than 10% of the Company’s sales, a payment default by one of its large customers could have a short-term impact on earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      The Company’s distribution network consists of approximately 197 warehouses in 45 countries with more than 5.0 million square feet. There are 13 regional distribution centers (100,000 — 575,000 square feet), 30 local distribution centers (35,000 — 100,000 square feet) and 154 service centers. Additionally, the Company has approximately 57 sales offices throughout the world. Substantially all of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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
      During the fourth quarter of 2005, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table lists the name, age as of February 23, 2006, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

John A. Dul, 44	Secretary of the Company since November 2002; General Counsel since May 1998; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 54	Vice-President — Controller of the Company since October 2000.

Robert W. Grubbs Jr., 49	President and Chief Executive Officer of the Company since February 1998; President and Chief Executive Officer of Anixter since July 1994.

Dennis J. Letham, 54	Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993.

Philip F. Meno, 46	Vice-President — Taxes of the Company since May 1993.

Rodney A. Shoemaker, 48	Vice-President — Treasurer of the Company and Anixter since July 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 15 “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year

	2005*	2004*	2003*	2002*	2001

	(In millions, except per share amounts)
Selected Income Statement Data:
Net sales	$3,847.4	$3,275.2	$2,625.2	$2,520.1	$3,144.2
Operating income[a]	189.4	138.0	92.3	87.7	102.0
Interest expense and other, net[b]	(30.8)	(16.7)	(12.8)	(15.2)	(43.8)
Extinguishment of debt[c]	(1.2)	(0.7)	(6.6)	(0.7)	(5.5)
Income before extraordinary gain[a,b,c,e]	90.0	73.6	41.9	43.1	30.3
Extraordinary gain, net[d]	—	4.1	—	—	—
Net income[a,b,c,d,e]	$90.0	$77.7	$41.9	$43.1	$30.3
Basic income per share:
Income before extraordinary gain	$2.37	$2.00	$1.15	$1.17	$0.83
Net income	$2.37	$2.11	$1.15	$1.17	$0.83
Diluted income per share:
Income before extraordinary gain	$2.22	$1.90	$1.13	$1.13	$0.80
Net income	$2.22	$2.01	$1.13	$1.13	$0.80
Dividends declared per common share[f]	$4.00	$1.50	$—	$—	$—
Selected Balance Sheet Data:
Total assets[b]	$2,012.1	$1,706.6	$1,371.4	$1,226.0	$1,198.8
Total debt[b]	$625.1	$412.4	$239.2	$195.1	$241.1
Stockholders’ equity[f]	$706.4	$763.0	$690.8	$634.8	$563.1
Diluted book value per share	$17.30	$19.75	$18.58	$16.71	$14.90
Weighted-average diluted shares	40.8	38.6	37.2	38.0	37.8
Year-end outstanding shares	38.4	37.4	36.4	37.5	36.9
Other Financial Data:
Working capital[b]	$932.6	$815.3	$562.7	$462.5	$476.3
Capital expenditures	$15.0	$14.5	$25.9	$16.9	$22.0
Depreciation and amortization	$30.3	$25.6	$24.3	$23.5	$32.4
* In July of 2005, June of 2004 and September of 2003 and 2002, the Company acquired Infast, DDI, Walters Hexagon and Pentacon for $71.8 million, $32.9 million, $43.9 million and $111.4 million, respectively, inclusive of legal and advisory fees. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. See Note 6 “Acquisition of Businesses” in the Notes to the Consolidated Financial Statements for further information.

Notes:

(a)	For the year ended December 31, 2004, operating income includes net favorable adjustments to cost of sales of $10.2 million ($0.16 per diluted share) arising primarily from the reduction in risks associated with the value of certain inventories, an impairment charge of $1.8 million ($0.03 per diluted share) to write down to fair value the value assigned to the Pentacon name when it was acquired in 2002 and unfavorable expenses of $5.2 million ($0.09 per diluted share) related to the relocation of the Company’s largest distribution facility, severance costs associated with staffing reductions in Europe and acquisition- related charges; 2001 includes a restructuring charge of $31.7 million ($0.50 per diluted share) associated with reducing its workforce, closing or consolidating certain facilities and exiting the Korean market. Additionally, 2001 includes goodwill amortization of $9.0 million ($0.24 per diluted share).

(b)	In the fourth quarter of 2000, the Company incurred an $8.8 million charge ($0.12 per diluted share) relating to the discount on the initial non-recourse sale of accounts receivable to an unconsolidated wholly owned special purpose corporation (“ARC”) in connection with an accounts receivable securitization program. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. Due to the accounting consolidation of ARC at the end of the third quarter of 2004, the Company recovered the remaining $6.4 million ($0.10 per diluted share) of discount costs during the fourth quarter of 2004. As a result of the consolidation of ARC, working capital, total assets and debt increased in 2004 by approximately $222.2 million, $168.3 million and $161.8 million, respectively. See Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further detail.

(c)	On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million and recorded a charge of $1.2 million ($0.02 per diluted share) related to the write-off of deferred financing costs. In 2004, the Company recorded a charge of $0.7 million ($0.01 per diluted share) related to the write-off of deferred financing costs associated with the early termination and refinancing of the Company’s $275.0 million revolving credit facility. In 2003, the Company recorded a charge of $6.6 million ($0.11 per diluted share) for the early retirement of $67.5 million of its Convertible Notes due 2020 and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility.

(d)	An extraordinary gain of $4.1 million ($0.11 per diluted share) was recorded in 2004 associated with the receipt of $4.7 million of cash for a 1983 matter related to Itel Corporation, the predecessor of the Company.

(e)	For the year ended December 30, 2005, net income includes a favorable tax adjustment of $1.4 million ($0.03 per diluted share) related to a favorable income tax ruling in Europe and an unfavorable tax adjustment of $7.7 million ($0.19 per diluted share) related to the repatriation of accumulated foreign earnings.

(f)	Stockholders’ equity reflects treasury stock purchases of $35.6 million and $46.9 million in 2003 and 2001 respectively. The Company did not purchase any treasury shares in 2005, 2004 or 2002. As of December 30, 2005 and December 31, 2004, stockholders’ equity reflects the 2005 and 2004 special dividends declared of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The dividends declared in 2005 and 2004 were approximately $156.1 million and $55.8 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 29 to 59 of this Report.
Acquisitions of Infast, Distribution Dynamics and Walters Hexagon
      On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other “C” class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in thirty locations in the United Kingdom and the United States. The Company believes Infast’s business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for 2005, are $126.4 million of sales and $1.7 million of operating income related to Infast.
      In connection with the acquisition of Infast, the Company has undertaken a restructuring of the acquired business. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company is in the process of completing a plan that primarily includes facility closings, severance and other changes in the preliminary fair value of fixed assets. The Company expects that this plan will be finalized in the first half of 2006. The costs associated with implementing this plan, which the Company cannot currently determine, will be accounted for as part of purchase accounting.
      On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $36.0 million. In addition to the restructuring plan described above, the Company may adjust this preliminary valuation when it completes the valuation of the inventory accounts and when the third party valuation of the lease obligation guarantee is completed (See Note 9 “Commitments and Contingencies”). Based on a preliminary third party valuation, intangible assets have been recorded as follows:

•	$8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and

•	$27.7 million of goodwill.
      On June 22, 2004, the Company purchased substantially all of the assets and operations of DDI for $32.9 million, inclusive of legal and advisory fees. In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon for $42.0 million, inclusive of legal and financial advisory fees. DDI and Walters Hexagon, headquartered in the United States and United Kingdom, respectively, were privately held value-added distributors of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries.
      In accordance with the stock purchase agreement with Walter Hexagon, the Company paid additional consideration of $1.9 million in the fourth quarter of 2004. The additional consideration paid was based only on actual operating performance of Walters Hexagon and was recorded as an adjustment to the purchase price.
      These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company’s operating results would not have been significant. Intangible amortization expense is expected to be approximately $3.7 million per year for the next five years.
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

Cash Flow
      Year ended December 30, 2005: Consolidated net cash provided by operating activities was $0.5 million in 2005, compared to $57.0 million for the same period in 2004. The reduction in cash flow from operations is primarily due to the increase in the working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities) needed to support a 17.5% increase in sales. Also, there was a slight increase in the days sales outstanding.
      Consolidated net cash used in investing activities increased to $86.8 million in 2005 versus $49.3 million for the same period in 2004. During 2005, the Company spent $71.8 million to purchase Infast as compared to $34.8 million of cash used in 2004 to acquire DDI ($32.9 million) and pay additional purchase consideration for Walters Hexagon ($1.9 million). Capital expenditures increased $0.5 million during 2005 as compared to the corresponding period in 2004. Capital expenditures are expected to increase to approximately $28.5 million in 2006 as the Company invests in the consolidation of certain facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.
      Consolidated net cash provided by financing activities was $54.7 million in 2005 compared to cash used of $55.7 million in the corresponding 2004 period. In 2005, the Company had net proceeds from borrowings under revolving credit facilities of $64.2 million as compared to a net payment on revolving credit agreements of $19.8 million during 2004. In 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 (“Senior Notes”). The proceeds were $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 for $69.9 million. In 2005 and 2004, the Company used $153.7 million and $55.1 million, respectively, to fund two special dividends of $4.00 and $1.50 per common share, respectively. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $15.0 million in 2005 compared to $20.9 million in 2004. Issuance costs totaling $2.3 million in 2005 primarily related to the offering of Senior Notes. These cash outlays were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering. In 2004, the Company completed an exchange of its convertible notes due 2033 for new notes due 2033 and refinanced its $275.0 million revolving credit facility. These transactions resulted in additional deferred financing costs of $1.6 million in the prior year.

      Year ended December 31, 2004: Consolidated net cash provided by operating activities was $57.0 million in 2004, compared to $123.6 million for the same period in 2003. The decrease in cash flows from operations was primarily due to an increase in working capital of $40.5 million to support the 24.8% growth in sales. In 2003, working capital decreased $24.3 million due to a much lower sales growth rate of 4.2%.
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
      Consolidated net cash used in financing activities was $55.7 million in 2004 compared to $4.5 million in the corresponding 2003 period. In 2004, the Company used $55.1 million to fund the special dividend of $1.50 per common share that was paid on March 31, 2004. In 2003, the Company issued $378.1 million of 3.25% zero coupon convertible notes due 2033. Proceeds of $143.8 million were used to purchase a portion of the $35.6 million of treasury stock and $80.2 million of its 7% zero coupon convertible notes and retire its 8% senior notes. The Company did not purchase any treasury stock, or debt prior to maturity, during 2004. However, the Company completed the exchange of its convertible notes due 2033 for new notes due 2033 and refinanced its $275.0 million revolving credit facility with a similar sized facility in 2004. This resulted in additional deferred financing costs of $1.6 million as compared to $4.9 million of deferred financing costs recorded in the corresponding period in 2003 primarily related to the issuance of the convertible notes due 2033. In 2004, the Company had a net payment on the revolving credit agreements of $19.8 million compared to $33.6 million during 2003. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $20.9 million in 2004 compared to $6.5 million in 2003. In 2004, as a result of the exercise of stock options and the employee stock purchase plan, approximately 1.0 million shares were issued at an average price of $20.39. In the corresponding period in 2003, approximately 0.5 million shares were issued at an average price of $16.83.

Financings

Senior Notes Due 2015
      On February 24, 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year. Issuance costs related to the offering were approximately $2.1 million, offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through March 1, 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 and acquire the shares of Infast (See Note 6 “Acquisition of Businesses”). The remaining proceeds from the Senior Notes were used for general corporate purposes.

Convertible Notes
      On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, the Company wrote-off the related unamortized issuance costs resulting in a pre-tax loss of $1.2 million ($0.7 million after-tax, or $0.02 per diluted share). For more information regarding the Convertible Notes due 2020, see Note 8 “Debt” in the Notes to the Consolidated Financial Statements.
      In July 2003, the Company issued $378.1 million of 3.25% zero coupon convertible senior notes due 2033 (“Old Securities”) and exchanged the notes in December 2004 for new 3.25% zero coupon convertible notes due 2033 (“New Securities”). All of the Old Securities, with an aggregate principal amount of $378.1 million, have been tendered in exchange for an equal principal amount at maturity of New Securities. Each of the New Securities has a principal value at maturity of $1,000.
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
      The Company may redeem the New Securities, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their New Securities at various prices on certain future dates beginning July 7, 2007. The Company is required to pay the purchase price in cash.
      The New Securities are structurally subordinated to the indebtedness of Anixter. At December 30, 2005 and December 31, 2004, the book value of the New Securities was $155.8 million and $150.9 million, respectively. For further information regarding the convertible notes, see Note 8 “Debt” in the Notes to the Consolidated Financial Statements.

Revolving Lines of Credit
      In June of 2004, Anixter entered into a new five-year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaces a similar sized facility that was set to expire in October 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 97.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 27.5 basis points. The new agreement, which is guaranteed by the Company, contains covenants that among other things restricts the leverage ratio and set a minimum fixed charge coverage ratio. In connection with the refinancing in 2004, the Company recorded a pre-tax loss of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) in 2004 for the write-off of deferred financing costs remaining from the previous facility.
      In March of 2003, Anixter cancelled $115.0 million of the $390.0 million five-year agreement that was set to expire in October 2005 in order to reduce costs associated with this excess availability. Accordingly, in 2003, the Company recorded a loss on the extinguishment of debt in its consolidated statements of operations of approximately $0.4 million to expense the financing fees associated with the cancelled portion of the revolving credit agreement.
      At December 30, 2005, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement, of which $110.6 million was outstanding. Facility fees payable on this credit agreement totaled $0.8 million in 2005 and $0.7 million in both 2004 and 2003, and were included in interest expense in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Under the leverage ratio, as of December 30, 2005, $221.2 million of revolving lines of credit at Anixter would be permitted to be borrowed, of which $74.9 million may be used to pay dividends to the Company.
      In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend to Anixter Inc. The Canadian dollar borrowing rate under the agreement is the BA/ CDOR rate plus the applicable bankers’ acceptance fee (currently 100.0 basis points) for Canadian dollar advances or the prime rate plus the applicable 22.5 basis points. The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 22.5 basis points. At December 30, 2005, there was $34.3 million (U.S. dollar) available, of which $25.8 million (U.S. dollar) is included in long-term debt outstanding.

      Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at December 30, 2005 and December 31, 2004, certain foreign subsidiaries had approximately $30.5 million and $24.0 million, respectively, available under bank revolving lines of credit, $2.9 million and $2.1 million of which was included in long-term debt outstanding at December 30, 2005 and December 31, 2004, respectively.

Accounts Receivable Securitization Program
      In October 2000, Anixter entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, was consolidated for accounting purposes only in the financial statements of the Company. For further information, see Note 1 “Significant Accounting Policies.” The average outstanding funding extended to ARC during 2005 and 2004 was approximately $130.9 million and $159.2 million, respectively. The effective rate on the ARC funding was 4.0%, 2.0% and 2.1% in 2005, 2004 and 2003, respectively.

Contractual Cash Obligations and Commitments
      The Company has the following contractual cash obligations as of December 30, 2005:

	Payments due by period

						Beyond
	2006	2007	2008	2009	2010	2010	Total

	(In millions)
Long-Term Debt[a]	$—	$130.0	$—	$139.3	$—	$578.1	$847.4
Purchase Obligations[b]	370.0	2.6	0.3	0.2	—	—	373.1
Operating Leases	48.1	36.6	28.2	23.2	18.9	100.7	255.7
Deferred Compensation Liability[c]	2.0	0.8	2.0	1.1	1.6	18.0	25.5
Pension Plans[d]	10.9	—	—	—	—	—	10.9
Capital Lease Obligations	0.2	0.2	0.2	0.2	0.2	0.3	1.3
Restructuring Liability	0.3	0.1	0.1	0.1	—	—	0.6

Total Obligations	$431.5	$170.3	$30.8	$164.1	$20.7	$697.1	$1,514.5

a The securitization program is a three-year agreement expiring in 2007. The outstanding balance at December 30, 2005 was $130.0 million. Anixter had borrowings under revolving credit facilities of $139.3 million as of December 30, 2005. Holders of the Company’s 3.25% zero coupon convertible notes due 2033 may require the Company to purchase all or a portion of their convertible notes in July 2007 at the accreted value. The book value of the convertible notes due 2033 was $155.8 million and the face value was $378.1 million at December 30, 2005. The $200.0 million of Senior Notes are due in 2015.
b Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.
c A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2005, the long-term deferred compensation liability was $23.5 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased a series of company-owned life insurance policies on the lives of plan participants. At December 30, 2005, the cash surrender value of these company life insurance policies was $24.1 million.
d The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the

Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 30, 2005 and January 1, 2005, the pension liability was $47.7 million and $43.6 million, respectively. The Company currently estimates that it will contribute $10.9 million to its pension funds in 2006. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2006.

Share Repurchases
      In 2003, the Company repurchased 1,567,650 shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of Convertible Notes due 2033. No shares were repurchased in 2005 or 2004. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

Interest Expense
      Interest expense for continuing operations was $27.2 million, $13.8 million and $12.8 million for 2005, 2004, and 2003, respectively. The increase in interest expense in 2005 is due to higher debt levels as a result of an increase in working capital to support the sales growth along with the accounting consolidation of the securitization facility. The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on 72.0% and 60.3% of debt obligations at December 30, 2005 and December 31, 2004, respectively, was fixed or capped. Total long-term outstanding debt at December 30, 2005 and December 31, 2004 was $625.1 million and $412.4 million, respectively. The impact of interest rate agreements was minimal in 2005 and an increase of $0.6 million to interest expense in both 2004 and 2003, respectively.

Income Taxes
      Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $108.8 million at December 30, 2005, which are subject to various provisions of each respective country. Approximately $22.1 million of this amount expires between 2006 and 2015, and $86.7 million of the amount has an indefinite life. Of the $108.8 million NOL carryforwards of foreign subsidiaries, $79.3 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 30, 2005, were approximately $29.5 million, which are subject to various provisions of each respective country. Approximately $8.7 million of this amount expires between 2006 and 2015 and $20.8 million of the amount has an indefinite life. During 2005, a tax provision of $0.8 million was recorded for NOLs for which future utilization was not determined to be more likely than not. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.
      In December 2005, the Company completed the repatriation of accumulated foreign earnings under the American Jobs Creation Act (“AJCA”). The Company’s Canadian subsidiary declared and paid a gross dividend (before withholding taxes and other statutory holdbacks) of $75.0 million. The repatriation was funded through a combination of on-hand cash balances and bank borrowings by the Company’s Canadian subsidiary. As a result of this transaction, the Company recorded an additional tax provision of approximately $7.7 million in the fourth quarter of 2005, which reduced net income by approximately $0.19 per diluted share. The funds received through the repatriation will be deployed under a qualified investment plan as defined by the AJCA. The principal use of repatriated funds will be to fund pension plan contributions and ongoing non-executive compensation costs in the United States.

Liquidity Considerations and Other
      Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations.
      At the current level of operating margin and working capital turns, the Company estimates that in 2006 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses and issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the organic sales growth rate in 2006 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. The Company has adequate facilities to fund its expected growth in operations.
      On September 15, 2005 and February 11, 2004, the Company’s Board of Directors declared a special dividend of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The 2005 and 2004 special dividends of $156.1 million and $55.8 million, respectively, were paid to or accrued for shareholders of record as of October 14, 2005 and March 16, 2004, respectively. On October 31, 2005 and March 31, 2004, the Company paid $153.5 million and $55.1 million of the dividends, respectively, with the remaining balance to be paid on the vesting date to holders of employee stock units and restricted stock.
Results of Operations

Overview
      The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A. “Risk Factors.”
      The Company’s recent operating results have been favorably affected by the rise in commodity prices, primarily petrochemicals and copper, which are components in some of the products sold. As current purchase costs with suppliers increase due to higher commodity prices, the Company’s percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase, results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.
      In 2005, the market demand was strong in virtually all of the Company’s end markets, both by geography and by product set. The Company’s efforts to expand the customer base and product set continued to positively impact the results. In addition, the Company acquired Infast during the year which added to the sales and operating profit growth.
      As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. In any given reporting period, the amount of cash consumed or generated by operations will primarily be a function of the rate of organic sales increase or decline, due to the corresponding change in working capital. In periods when organic sales are increasing, the expanded working capital (accounts receivable, inventory and accounts payable and other current assets and liabilities) needs will be funded primarily by cash provided by operations. In 2005, working capital increased $140.4 million to support the organic sales growth. In each of 2005 and 2004, the Company paid a special dividend. As a result of the special dividends and expanded working capital needs, the Company had $21.8 million in cash and its debt to total capitalization was 47.0% at December 30, 2005 versus 35.1% at December 31, 2004.

2005 versus 2004
Consolidated Results of Operations

	Years ended

	December 30,	December 31,	Percent
	2005	2004	Change

	(In millions)
Net sales	$3,847.4	$3,275.2	17.5%
Gross profit	$925.1	$790.3	17.1%
Operating expenses	$735.7	$652.3	12.8%
Operating income	$189.4	$138.0	37.2%
      Net Sales: The Company’s net sales increased 17.5% in fiscal 2005 to $3,847.4 million from $3,275.2 million in the same period in 2004. The acquisitions of Infast in July 2005 and DDI in June 2004, along with favorable effects from changes in exchange rates, accounted for $163.8 million and $29.4 million of the increase, respectively. Excluding the acquisitions of Infast and DDI and the effects from changes in exchange rates, the Company’s net sales increased 11.6% during 2005 from the same period in 2004. The increase in net sales was due to the combination of increased customer spending, market share gains from the addition of new customers, commodity driven price increases in several major product lines, continued growth from the Company’s initiative to expand its security products distribution business and an expanded supply chain services offering.
      Gross Margins: Gross margins decreased to 24.0% in 2005 from 24.1% in the corresponding period in 2004. Gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million, arising primarily from the reduction in risks associated with the value of certain inventories. Excluding the favorable adjustment from 2004 cost of sales, gross margins were 23.8% in 2004. The increase in gross margins of 20 basis points (after adjusting for the prior year net favorable cost of sales adjustments) was primarily due to an improved sales mix, higher prices and an increase in OEM supply sales at higher margins.
      Operating Income: As a result of higher sales, operating margins were 4.9% for the fiscal year ended December 30, 2005 as compared to 4.2% in the corresponding period in 2004. Operating expenses increased $83.4 million in 2005 from the corresponding period in 2004. The Infast and DDI acquisitions increased operating expenses by $40.5 million, while changes in exchange rates increased operating expenses by $4.3 million. Operating expenses were negatively affected in 2004 by unfavorable expenses of $5.2 million related to the relocation of the Company’s largest distribution facility, severance costs associated with a staffing reduction in Europe and acquisition related charges. As a result of the Company’s new branding strategy of its recently-acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the above, operating expenses increased $45.6 million, or 7.1%, primarily due to variable costs associated with higher sales volumes, increases in healthcare costs, expenses associated with additional restricted stock grants and an increase in employee incentives due to our improved operating performance.
      Interest Expense: Consolidated interest expense increased to $27.2 million in 2005 from $13.8 million in 2004. Interest expense increased due to higher average debt levels and the accounting consolidation of ARC, effective October 1, 2004. The average long-term debt balance was $549.5 million and $309.0 million for 2005 and 2004, respectively. The average interest rate for 2005 and 2004 was 5.0% and 4.5%, respectively.

      Other, net income (expense):

	Years ended

	December 30,	December 31,
	2005	2004

	(In millions)
Foreign exchange	$(4.1)	$(5.6)
Cash surrender value of life insurance policies	1.2	1.5
Accounts receivable securitization	—	3.6
Exchange offer fees	—	(0.9)
Other	(0.7)	(1.5)

	$(3.6)	$(2.9)

      Other expenses increased $0.7 million in the current year. Foreign exchange losses decreased from $5.6 million in 2004 to $4.1 million in 2005. The decline in foreign exchange losses was primarily due to a significant net loss in 2004 resulting from the February 2004 devaluation of the Venezuelan Bolivar. The foreign exchange loss of $4.1 million was primarily attributable to currency rate fluctuations in Brazil (Real), Europe (Euro and British Pound) and Venezuela (Bolivar). In 2005, a $1.2 million gain was recorded relating to the cash surrender value of life insurance policies compared to a $1.5 million gain in 2004. In 2004, there was a net $3.6 million gain recorded related to ARC, which primarily represents the $6.4 million of initial discount costs recouped during the fourth quarter of 2004. The Company also incurred $0.9 million of fees in 2004 related to the exchange of the Convertible Notes due 2033. Miscellaneous other expense decreased $0.8 million primarily due to interest earned on invested cash in 2005.
      In 2005, the Company recorded a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with the early retirement of the remaining $69.9 million Convertible Notes due 2020. In 2004, the Company recorded a pre-tax loss of $0.7 million related to the write-off of deferred financing costs associated with early termination and refinancing of the Company’s $275.0 million revolving credit facility. The extraordinary gain of $4.1 million in 2004 was the result of monies received from an escrow account in connection with the 1983 bankruptcy of Itel Corporation, the predecessor to the Company.
      Income Taxes: The consolidated tax provision increased to $67.4 million in 2005 from $47.0 million in the corresponding period in 2004, due to an increase in income before taxes and extraordinary gain, as well as the $7.7 million in taxes related to the repatriation of accumulated foreign earnings under the AJCA. The increase to the 2005 consolidated tax provision was partially offset by a tax benefit of $1.4 million due to a favorable tax ruling in Europe. The 2005 effective tax rate (excluding the repatriation provision and Europe tax benefit) is 38.8% compared to 39.0% in 2004.
      Net Income: As a result of the above, net income for 2005 was $90.0 million compared with $77.7 million for 2004.
North America Results of Operations

	Years ended

	December 30,	December 31,	Percent
	2005	2004	Change

	(In millions)
Net sales	$2,850.8	$2,494.5	14.3%
Gross profit	$688.4	$602.2	14.3%
Operating expenses	$527.1	$482.0	9.3%
Operating income	$161.3	$120.2	34.2%
      Net Sales: When compared to 2004, North America net sales increased 14.3% to $2,850.8 million in 2005. The acquisitions of Infast in July 2005 and DDI in June 2004 accounted for $48.2 million of the increase, while favorable changes in the Canadian exchange rate accounted for $24.3 million of the increase.

Excluding the acquisitions and the exchange rate impact, North America net sales increased 11.4% during 2005 as compared to the corresponding period in 2004. The combined enterprise cabling and industrial wire and cable sales increased 12.2% in 2005 as compared to the corresponding period in 2004, due to improved economic conditions, price increases driven by higher copper and data cabling prices, expanded product offerings and a favorable exchange rate impact. In the OEM supply market, sales increased 34.5% on a combination of the acquisitions of Infast and DDI, improved customer demand and new contract additions. Excluding the acquisitions of Infast and DDI, North America OEM supply sales were up 16.0% as compared to the prior year.
      Gross Margins: North America’s gross margins were 24.1% in both 2005 and 2004. North America gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million arising primarily from the reduction in risks associated with the value of certain inventories. Excluding the net favorable adjustments from 2004 cost of sales, gross margins increased 40 basis points in 2005 primarily due to an improved sales mix, higher copper prices and an increase in OEM supply sales which have higher margins.
      Operating Income: Operating expenses increased $45.1 million, or 9.3%, in 2005 from the corresponding period in 2004. The Infast and DDI acquisitions accounted for $12.3 million of the increase, while changes in exchange rates increased operating expenses by $3.8 million. North America operating expenses were negatively affected in 2004 by unfavorable expenses of $3.3 million related to the relocation of the Company’s largest distribution facility and acquisition-related charges. As a result of the Company’s new branding strategy of its recently acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the effects of all the above, North America operating expenses were 7.2% above the prior year primarily due to variable costs associated with the increase in sales volume, higher healthcare costs, expenses related to additional restricted stock grants and an increase in employee incentives due to our strong operating performance. Primarily as a result of higher daily sales, continued tight expense controls and the leveraging of the existing infrastructure, North America operating margins increased to 5.7% in 2005 from 4.8% in same period in 2004. Exchange rate changes had a $1.8 million favorable impact on North America operating income in 2005.
Europe Results of Operations

	Years ended

	December 30,	December 31,	Percent
	2005	2004	Change

	(In millions)
Net sales	$726.1	$554.3	31.0%
Gross profit	$181.9	$141.0	29.0%
Operating expenses	$164.0	$131.1	25.1%
Operating income	$17.9	$9.9	80.0%
      Net Sales: Europe net sales increased 31.0% in 2005 to $726.1 million from $554.3 million in the corresponding period in 2004, including a $0.2 million favorable effect from changes in exchange rates and an increase of $115.6 million as a result of the acquisition of Infast in July 2005. Excluding Infast and exchange rate impact, sales increased 10.1% as a result of an increase in the sales in the OEM supply market and an increase in the number of large projects. Sales in the OEM supply market, excluding Infast, grew by $19.6 million, or 18.0%, in 2005.
      Gross Margins: Europe’s gross margins decreased to 25.1% in 2005 from 25.4% in the same period in 2004. The decrease is primarily due to large projects at reduced margins and overall competitive pricing. Infast added 30 basis points to Europe’s gross margins in 2005.
      Operating Income: Compared to 2004, Europe operating expenses increased 25.1%, or $32.9 million, to $164.0 million in 2005. Included in the increase are $28.3 million of expenses related to Infast and $0.3 million of favorable changes in exchange rates. Excluding Infast and the exchange rate impact, operating expenses increased $4.9 million, or 3.7%, from the corresponding period in 2004. Tight expense controls and substantial improvement in the OEM supply business, which more than offset the decline in overall gross margins, resulted in operating margins increasing in 2005 to 2.5% from 1.8% in 2004. In 2005, Infast added $2.2 million to Europe’s operating profit, while exchange rate changes had a $0.2 million favorable impact on operating income. In 2004, Europe operating margins were unfavorably effected by a high percentage of large projects at reduced margins, significant pricing pressures and severance costs associated with a staff reduction. While Europe continues to generate solid operating margins in its OEM supply business, the communications business continues to suffer from comparatively weak demand and very competitive pricing.
Emerging Markets Results of Operations

	Years ended

	December 30,	December 31,	Percent
	2005	2004	Change

	(In millions)
Net sales	$270.5	$226.4	19.5%
Gross profit	$54.8	$47.1	16.4%
Operating expenses	$44.6	$39.2	13.8%
Operating income	$10.2	$7.9	29.0%
      Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 19.5% to $270.5 million in 2005 from $226.4 million in the corresponding period in 2004, including a $4.9 million favorable impact from changes in exchange rates. Latin America sales were up 27.2%, while Asia Pacific increased 1.4% compared to the corresponding fiscal 2004. Latin America growth was throughout the region. The Asia Pacific low sales growth was due to some major projects in 2004 which were not expected to repeat in 2005, and a general slowdown in economic activity.
      Gross Margins: During 2005, Emerging Markets’ gross margins decreased to 20.3% from 20.8% in the corresponding period in 2004. The decline is primarily a result of large project sales at reduced margins in Latin America.
      Operating Income: Emerging Markets operating income increased $2.3 million from $7.9 million in 2004 to $10.2 million in 2005. Operating expenses increased 13.8% as compared to the corresponding period in 2004. Primarily as a result of the Latin America sales growth and resulting leveraging of the expense structure, operating margins increased to 3.8% in 2005 from 3.5% in the corresponding period in 2004. Exchange rate changes had a $0.2 million favorable impact on operating income.
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
      Operating Income: As a result of higher sales, operating margins were 4.2% for the fiscal year ended December 31, 2004 as compared to 3.5% in the corresponding period in 2003. Operating expenses increased $102.4 million in 2004 from the corresponding period in 2003. The Walters Hexagon and DDI acquisitions increased operating expenses by $30.3 million, while changes in exchange rates increased operating expenses by $13.5 million. Operating expenses were negatively affected in 2004 by unfavorable expenses of $5.2 million related to the relocation of the Company’s largest distribution facility, severance costs associated with a staffing reduction in Europe and acquisition related charges. As a result of the Company’s new branding strategy of its recently-acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the above, operating expenses increased $51.5 million, or 9.4%, primarily due to variable costs associated with higher sales volumes, increases in healthcare and pension costs, expenses associated with additional restricted stock grants and an increase in employee incentives due to the Company’s improved operating performance.
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

      Foreign exchange produced a net loss of $5.6 million in 2004 as compared to minimal gains in the corresponding period of 2003. A significant portion of the net loss in 2004 resulted from the February 2004 devaluation of the Venezuelan Bolivar. The accounts receivable securitization program had income of $3.6 million for 2004, compared to $2.8 million of expenses in 2003. In the fourth quarter of 2004, the Company recorded $6.4 million of income for the recovery of discount costs previously incurred on accounts receivable sold to ARC. Beginning in the fourth quarter of 2004, funding costs associated with the accounts receivable securitization program are included in interest expense, as ARC is now consolidated for accounting purposes in the Company’s consolidated financial statements. In conjunction with the exchange offer of the Company’s Convertible Notes due 2033, the Company incurred $0.9 million of fees.

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
      Gross Margins: North America’s gross margins decreased slightly to 24.1% in 2004 from 24.3% for the same period in 2003. The decrease is primarily due to a higher percentage of larger capital projects, which had lower gross margins due to excess capacity in the industry. Also, the timing of passing through commodity price increases to customers with long-term contracts put pressure on gross margins. North America gross margins were positively affected in 2004 by net favorable adjustments to cost of sales of $10.2 million, arising primarily from the reduction in risks associated the value of certain inventories.
      Operating Income: Operating expenses increased $61.3 million in 2004 from the corresponding period in 2003. The DDI acquisition accounted for $10.0 million of the increase, while changes in exchange rates increased operating expenses by $4.0 million. Excluding the acquisition of DDI and the exchange rate impact, North America operating expenses increased 11.2%, primarily due to variable costs associated with the increase in sales volume, higher pension and healthcare costs, expenses related to additional restricted stock grants and an increase in employee incentives due to the Company’s strong operating performance. North America operating expenses were negatively affected in 2004 by unfavorable expenses of $3.3 million related to the relocation of the Company’s largest distribution facility and acquisition-related charges. As a result of the Company’s new branding strategy of its recently acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Primarily as a result of higher daily sales, continued tight expense controls and the leveraging of the existing infrastructure, North America operating margins increased to 4.8% in 2004 from 3.7% in the same period in 2003. Exchange rate changes had a $1.2 million favorable impact on operating income.
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
Critical Accounting Policies and Estimates
      The Company believes that the following are critical areas that either require significant judgement by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, the Company’s estimates in these critical areas have not differed materially from actual results.
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
      Inventory Obsolescence: At December 30, 2005 and December 31, 2004, the Company reported inventory of $711.5 million and $580.1 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following:

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
      Pension Expense: The Company accounts for its defined benefit pension plans in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. In 2005, the Company made an $18.3 million contribution to its various plans. SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan’s assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants.

      A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.60%. This expected return on plan assets is included in the net periodic benefit cost. The plan assets produced an actual return of approximately 10% in 2005. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants.
      At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on relevant market indices (Citigroup pension liability index, Moody’s Aa corporate bond yield and Bloomberg AAA/ AA 15 + year). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 30, 2005, the Company determined this rate to be 5.32% on a consolidated basis.
      As of December 30, 2005, the Company’s consolidated pension liability was $47.7 million, up from $43.6 million at the end of 2004. For the year ended December 30, 2005, the Company recognized a consolidated pre-tax net periodic cost of $11.3 million, down from $12.2 million in 2004. Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a result of a reduced discount rate and other actuarial gains and losses, the Company estimates its 2006 net periodic cost to increase by 5% to 10%. As a sensitivity measure, the effect of a 50 basis point decline in the discount rate assumption would result in an increase in the 2006 pension expense of approximately $3.2 million and an increase in the projected benefit obligations at December 30, 2005 of $28.9 million.
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
      As of December 30, 2005, the Company has recorded a current income tax payable of $27.0 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $14.7 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See in Note 1 “Interest rate agreements” and “Foreign currency forward contracts” and Note 8 “Debt” to the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations. Approximately 31% of the Company’s sales were denominated in foreign currency in 2005 and approximately 30% in 2004 and 28% in 2003. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Venezuela (Bolivar), Brazil (Real) and Mexico (Peso).
      As of December 30, 2005 and December 31, 2004, the Company had a significant amount of assets and liabilities that are denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at December 30, 2005 and December 31, 2004, was approximately $177.1 million and $151.9 million, respectively. The Company has purchased approximately $74.6 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. If there was a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $10.3 million.
      As of December 30, 2005, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/ Canadian Dollar Offered Rate (“BA/ CDOR”) components of the interest rates on a portion of its floating-rate obligations. At December 30, 2005, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $50 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012 and the BA/ CDOR swap agreement obligated the Company to pay a fixed rate of approximately 4.2% through December 2010.
      At December 31, 2004, the Company had interest rate swap agreements outstanding with a notional amount of $30 million, which effectively fixed or capped the London Interbank Offered Rate component of the interest rate on a portion of its floating-rate debt obligations. These swap agreements obligated the Company to pay a fixed rate of approximately 3.5% through October 2007. These swap obligations were cancelled upon the issuance of the 5.95% Notes. At December 30, 2005 and December 31, 2004, as a result of these agreements, the interest rate on 72.0% and 60.3% of debt obligations, respectively, was fixed or capped.
      The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a one-percentage point adverse change in interest rates and a 10 percent adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $1.9 million and $0.3 million in 2005 and 2004, respectively, and decreased the value of foreign currency forward contracts by $8.1 million and $7.7 million in 2005 and 2004, respectively. The estimated fair market value of the Company’s outstanding fixed rate debt at December 30, 2005 and December 31, 2004 was $411.0 million and $273.2 million, respectively. If interest rates were to increase by 1%, the fair market value of the fixed rate debt would decrease by 3.8% and 2.0% for 2005 and 2004, respectively. If interest rates were to decrease by 1%, the fair market value of the fixed rate debt would increase by 4.1% and 2.1% for 2005 and 2004, respectively. Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, the Company could take action to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company’s financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
      We have audited the accompanying consolidated balance sheets of Anixter International Inc. and subsidiaries as of December 30, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2006

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

Net sales	$3,847.4	$3,275.2	$2,625.2
Cost of operations:
Cost of goods sold	2,922.3	2,484.9	1,983.0
Operating expenses	732.5	647.8	548.2
Amortization of intangibles	3.2	2.7	1.7
Impairment charge	—	1.8	—

Total costs and expenses	3,658.0	3,137.2	2,532.9

Operating income	189.4	138.0	92.3
Other expense:
Interest expense	(27.2)	(13.8)	(12.8)
Extinguishment of debt	(1.2)	(0.7)	(6.6)
Other, net	(3.6)	(2.9)	—

Income before income taxes and extraordinary gain	157.4	120.6	72.9
Income tax expense	67.4	47.0	31.0

Income before extraordinary gain	90.0	73.6	41.9
Extraordinary gain, net of tax of $0.6	—	4.1	—

Net income	$90.0	$77.7	$41.9

Basic income per share:
Income before extraordinary gain	$2.37	$2.00	$1.15
Extraordinary gain	$—	$0.11	$—
Net income	$2.37	$2.11	$1.15
Diluted income per share:
Income before extraordinary gain	$2.22	$1.90	$1.13
Extraordinary gain	$—	$0.11	$—
Net income	$2.22	$2.01	$1.13
Dividends declared per common share	$4.00	$1.50	$—
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$21.8	$53.4
Accounts receivable (less allowances of $19.6 and $18.0 in 2005 and 2004, respectively)	772.3	620.4
Inventories	711.5	580.1
Deferred income taxes	16.5	16.3
Other current assets	14.6	11.7

Total current assets	1,536.7	1,281.9
Property and equipment, at cost	194.7	183.8
Accumulated depreciation	(141.6)	(141.2)

Net property and equipment	53.1	42.6
Goodwill	320.2	293.6
Other assets	102.1	88.5

	$2,012.1	$1,706.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$436.0	$323.2
Accrued expenses	168.1	143.4

Total current liabilities	604.1	466.6
Long-term debt	625.1	412.4
Other liabilities	76.5	64.6

Total liabilities	1,305.7	943.6
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 38,378,182 and 37,375,676 shares issued and outstanding in 2005 and 2004, respectively	38.4	37.4
Capital surplus	79.6	50.7
Retained earnings	594.0	660.1
Accumulated other comprehensive (loss) income:
Foreign currency translation	(1.5)	16.6
Minimum pension liability	(4.9)	(1.8)
Unrealized gain on derivatives	0.8	—

Total accumulated other comprehensive (loss) income	(5.6)	14.8

Total stockholders’ equity	706.4	763.0

	$2,012.1	$1,706.6

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

Operating activities
Net income	$90.0	$77.7	$41.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1.2	0.7	6.6
Extraordinary gain	—	(4.1)	—
Impairment of intangible asset	—	1.8	—
Depreciation	18.3	16.4	18.0
Amortization of stock compensation	8.1	5.8	3.9
Accretion of zero coupon convertible notes	7.3	9.3	8.9
Amortization of intangible assets and deferred financing costs	3.9	3.4	2.4
Income tax benefit from employee stock plans	7.1	3.9	0.6
Deferred income taxes	3.7	(16.7)	14.5
Changes in assets and liabilities:
Accounts receivable	(101.1)	(57.5)	(7.4)
Inventories	(103.3)	(57.4)	33.6
Accounts payable and other current assets and liabilities, net	64.0	74.4	(1.9)
Other, net	1.3	(0.7)	2.5

Net cash provided by operating activities	0.5	57.0	123.6
Investing activities
Capital expenditures	(15.0)	(14.5)	(25.9)
Acquisition of businesses	(71.8)	(34.8)	(42.0)
Proceeds from sale of fixed assets	—	—	28.6
Proceeds from sale of investment	—	—	2.5

Net cash used in investing activities	(86.8)	(49.3)	(36.8)
Financing activities
Proceeds from long-term borrowings	882.6	446.9	345.3
Repayment of long-term borrowings	(818.4)	(466.7)	(378.9)
Bond proceeds	199.6	—	143.8
Retirement of notes payable	(69.9)	—	(80.2)
Payment of cash dividend	(153.7)	(55.1)	—
Proceeds from issuance of common stock	15.0	20.9	6.5
Proceeds from interest rate hedge	1.8	—	—
Deferred financing costs	(2.3)	(1.6)	(4.9)
Purchases of common stock for treasury	—	—	(35.6)
Other, net	—	(0.1)	(0.5)

Net cash provided by (used in) financing activities	54.7	(55.7)	(4.5)

(Decrease) increase in cash and cash equivalents from operations	(31.6)	(48.0)	82.3
Cash and cash equivalents at beginning of year	53.4	101.4	19.1

Cash and cash equivalents at end of year	$21.8	$53.4	$101.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Income

Balance at January 3, 2003	37.5	$37.5	$45.2	$596.3	$(44.2)
Net income	—	—	—	41.9	—	$41.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	39.1	39.1
Minimum pension liability, net of tax of $0.1	—	—	—	—	(0.2)	(0.2)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	(0.3)	(0.3)

Comprehensive income						$80.5

Issuance of common stock and related tax benefits	0.5	0.5	10.6	—	—
Purchase and retirement of treasury stock	(1.6)	(1.6)	(34.0)	—	—

Balance at January 2, 2004	36.4	36.4	21.8	638.2	(5.6)
Net income	—	—	—	77.7	—	$77.7
Other comprehensive income:
Foreign currency translation	—	—	—	—	21.4	21.4
Minimum pension liability, net of tax of $0.6	—	—	—	—	(1.3)	(1.3)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	0.3	0.3

Comprehensive income						$98.1

Dividends declared on common stock ($1.50 per share)	—	—	—	(55.8)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 31, 2004	37.4	37.4	50.7	660.1	14.8
Net income	—	—	—	90.0	—	$90.0
Other comprehensive income:
Foreign currency translation	—	—	—	—	(18.1)	(18.1)
Minimum pension liability, net of tax of $1.6	—	—	—	—	(3.1)	(3.1)
Change in fair market value of derivatives, net of tax of $0.6	—	—	—	—	0.8	0.8

Comprehensive income						$69.6

Dividends declared on common stock ($4.00 per share)	—	—	—	(156.1)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 30, 2005	38.4	$38.4	$79.6	$594.0	$(5.6)

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).
      Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2005, 2004 and 2003. Certain amounts for prior years have been reclassified to conform to the current year presentation.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and cash equivalents: Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value.
      Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $11.3 million, $10.5 million and $7.4 million in 2005, 2004 and 2003, respectively.
      Accounts receivable program: On October 6, 2000, the Company entered into an accounts receivable securitization program. The underlying agreements for this program were most recently amended on September 29, 2005 to extend the program. The program is conducted through Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. In 2004, an amendment to the program provided ARC with a call right with respect to receivables sold. As a result of this call right, ARC no longer holds a passive interest in the receivables and, thus, is no longer considered a qualified special purpose entity for accounting purposes. Accordingly, ARC, which was previously unconsolidated, is now consolidated in the financial statements of the Company. Additionally, Anixter’s investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation. The receivables will continue to be sold by Anixter to ARC. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.
      Prior to the consolidation of the accounts receivable securitization facility at the end of the third quarter of 2004, interest expense associated with ARC funding was not recorded in the Company’s income statement. Generally accepted accounting principles required that the interest expense be classified as other expense when it was accounted for by the equity method as part of the Company’s 100% ownership of ARC. Interest expense related to the ARC funding included in the Consolidated Statement of Operations was $5.3 million during fiscal 2005 and $1.2 million in the fourth quarter of 2004.
      Prior to consolidation, ARC net (income) expense of ($3.6) million and $2.8 million was recorded as “Other, net” in the 2004 and 2003 Consolidated Statements of Operations, respectively, as ARC was previously unconsolidated. The net (income) expense in 2004 and 2003 is as follows:

	2004	2003

Loss on sales of receivables	$22.1	$29.6
Gain on collection of receivables by ARC	(27.8)	(29.6)
Interest expense incurred by ARC	2.1	2.8

Total	$(3.6)	$2.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At the inception of this program, the Company recorded a charge of $8.8 million for the initial discounting of the receivables sold to ARC. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. In 2004, there was a net $3.6 million gain recorded related to ARC, which primarily represents the $6.4 million of initial discount costs recouped during the fourth quarter of 2004, partially offset by $2.8 million of funding costs incurred during the first nine months of 2004 (included above in the $27.8 million gain on the collection of receivables of ARC).
      Anixter had total billings to ARC of $1,911.1 million, $1,687.2 million and $1,417.1 million in 2005, 2004 and 2003, respectively. These billings were for the sale of receivables, servicing fees and interest costs calculated on the outstanding balance of the note receivable. These billings are not included in the consolidated sales results of the Company. Anixter received proceeds from ARC of $1,911.3 million, $1,684.0 million and $1,430.1 million in 2005, 2004 and 2003, respectively, as payment for the Anixter billings.
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
      Property and equipment: At December 30, 2005, net property and equipment consisted of $43.7 million of equipment and computer software and $9.4 million of buildings and leasehold improvements. At December 31, 2004, net property and equipment consisted of $35.9 million of equipment and computer software and $6.7 million of leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $18.3 million, $16.4 million and $18.0 million in 2005, 2004 and 2003, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pentacon name when that business was acquired by Anixter, as the Pentacon brand name will no longer be used in the industrial operations.
      Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and Canada. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and Canada borrowings) attributable to changes in the respective benchmark rates. The interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in other comprehensive income, net of deferred taxes. The offsetting gain/loss is recorded as a derivative asset or liability, net of accrued interest.
      As of December 30, 2005, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/ Canadian Dollar Offered Rate (“BA/ CDOR”) components of the interest rates on a portion of its floating-rate obligations. At December 30, 2005, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $50 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012 and the BA/ CDOR swap agreement obligated the Company to pay a fixed rate of approximately 4.2% through December 2010.
      As of December 31, 2004, the Company had interest rate swap agreements outstanding with a notional amount of $30 million, which effectively fixed or capped the London Interbank Offered Rate component of the interest rate on a portion of its floating-rate debt obligations. These swap agreements obligated the Company to pay a fixed rate of approximately 3.5% through October 2007. These swap obligations were cancelled upon the issuance of the 5.95% Notes.
      As of December 30, 2005 and December 31, 2004, as a result of these agreements, the interest rate on 72.0% and 60.3% of debt obligations, respectively, was fixed or capped. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received or paid to enter into similar interest rate agreements at the current interest rate, was minimal at December 30, 2005 and December 31, 2004. The impact of interest rate agreements to interest expense was minimal in 2005 and an increase of $0.6 million to interest expense in both 2004 and 2003, respectively. The Company does not enter into interest rate transactions for speculative purposes.
      Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.
      The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2005, 2004 and 2003. At December 30, 2005 and December 31, 2004, the face amount of the foreign currency forward contracts outstanding was approximately $74.6 million and $72.3 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded a liability of $0.4 million and $0.1 million at December 30, 2005 and December 31, 2004, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $4.1 million and $5.6 million in net foreign exchange losses in 2005 and 2004. In 2003, the Company’s net foreign exchange was minimal.
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
      Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $10.7 million, $9.7 million and $7.8 million in 2005, 2004 and 2003, respectively.
      Shipping and handling fees and costs: The Company incurred shipping and handling costs totaling $90.7 million, $78.3 million and $65.9 million for the years ended 2005, 2004 and 2003, respectively. These costs are included in Operating expenses in the consolidated statements of operations.
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
      In December 2004, the FASB issued Staff Position No. 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. During 2005 the Company adopted a repatriation plan and the Company’s Canadian subsidiary declared and paid a gross dividend (before withholding taxes and other statutory holdbacks) of $75.0 million. The additional U.S. federal income tax incurred as a result of this repatriation was approximately $4.2 million. The additional foreign withholding tax incurred as a result of this transaction was approximately $3.5 million.
      The funds received through the repatriation will be deployed under a qualified investment plan as defined by the AJCA. The principal use of repatriated funds will be to fund pension plan contributions and ongoing non-executive compensation costs in the United States.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2005	2004	2003

	(In millions, except per
	share data)
Basic earnings per share
Net income as reported	$90.0	$77.7	$41.9
Add: APB Opinion No. 25 Stock-based employee compensation included in net income, net	5.0	3.5	2.5
Deduct: SFAS No. 123 Stock-based employee compensation expense, net	(7.8)	(8.8)	(9.9)

Pro forma net income	$87.2	$72.4	$34.5

Basic earnings per share:
As reported	$2.37	$2.11	$1.15
Pro forma	$2.30	$1.96	$0.95
Diluted earnings per share:
As reported	$2.22	$2.01	$1.13
Pro forma	$2.14	$1.87	$0.93
      The weighted average fair value of the Company’s stock options (which was $14.74 per share in 2002) was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.
      Recently issued accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date. SFAS No. 123(R) will be effective for annual (rather than interim) reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock based compensation” above for the pro forma net income and net income per share amounts for the years 2005, 2004 and 2003 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. Based on the number of options outstanding at December 30, 2005, the adoption of SFAS No. 123(R) by the Company is expected to result in an additional expense of approximately $0.8 million to be recognized in 2006. The additional expense of $0.8 million does not include potential future stock option grants under existing stock plans.

NOTE 2.	INCOME PER SHARE
      The table below sets forth the computation of basic and diluted income per share:

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions, except per share data)
Basic Income per Share:
Income before extraordinary gain	$90.0	$73.6	$41.9
Extraordinary gain, net	—	4.1	—

Net income	$90.0	$77.7	$41.9

Weighted-average common shares outstanding	38.0	36.9	36.3
Income per share before extraordinary gain	$2.37	$2.00	$1.15
Extraordinary gain per share	$—	$0.11	$—
Net income per share	$2.37	$2.11	$1.15
Diluted Income per Share:
Income before extraordinary gain	$90.0	$73.6	$41.9
Net interest impact of assumed conversion of convertible notes	0.7	—	—

Adjusted income before extraordinary gain	90.7	73.6	41.9
Extraordinary gain, net	—	4.1	—

Net income	$90.7	$77.7	$41.9

Weighted-average common shares outstanding	38.0	36.9	36.3
Effect of dilutive securities:
Stock options and units	1.4	1.3	0.9
Convertible notes due 2033	1.1	0.4	—
Convertible notes due 2020	0.3	—	—

Weighted-average common shares outstanding	40.8	38.6	37.2

Income per share before extraordinary gain	$2.22	$1.90	$1.13
Extraordinary gain per share	$—	$0.11	$—
Net income per share	$2.22	$2.01	$1.13

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Convertible Notes due 2033 are convertible into the equivalent of 15.067 shares of the Company’s common stock in any calendar quarter if:

•	the sales price of our common stock reaches specified thresholds;

•	during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

•	the Convertible Notes due 2033 are called for redemption; or

•	specified corporate transactions have occurred.
      Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of conversion. As a result of the conversion value exceeding the accreted principal in 2005 and 2004, the Company included 1.1 million and 0.4 million additional shares related to the Convertible Notes due 2033 in the diluted weighted average common shares outstanding. In 2003, the conversion value never exceeded the accreted principal amount of the Convertible Notes due 2033, therefore, no additional shares were included in the diluted weighted average common shares outstanding. The conversion rate of the Convertible Notes due 2033 has been adjusted to reflect the special dividends (See Note 5 “Special Dividends”).
      In June 2005, the Company repurchased the remaining 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). The Company included in its calculation of diluted income per share 0.3 million of common stock equivalents relating to the Convertible Notes due 2020 and excluded $0.7 million of related net interest expense. In 2004 and 2003, the Company excluded from its calculation of diluted income per share 1.5 million of common stock equivalents relating to the Convertible Notes due 2020, as the effect was anti-dilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $2.7 million and $4.0 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for 2004 and 2003, respectively.
      In 2005, 2004 and 2003, the Company issued 1.0 million, 1.0 million and 0.5 million shares, respectively, due to stock option exercises, vesting of stock units and the employee stock purchase plan (discontinued in 2004).

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
      Following the September 2002 acquisition of the assets and operations of Pentacon, Anixter acquired Walters Hexagon as well as the assets and operations of DDI. All three of these businesses are engaged in the supply of “C” class inventory components to original equipment manufacturers throughout the United States and the United Kingdom, France and Italy. As a part of bringing these businesses together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the financial strength and global capabilities of Anixter, a new brand name, Anixter FastenersSM was introduced in 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge in its North America business segment of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon brand name will no longer be used in the industrial operations.

NOTE 5.	SPECIAL DIVIDENDS
      On September 15, 2005 and February 11, 2004, the Company’s Board of Directors declared a special dividend of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The 2005 and 2004 special dividends of $156.1 million and $55.8 million, respectively, were paid to or accrued for shareholders of record as of October 14, 2005 and March 16, 2004, respectively. On October 31, 2005 and March 31, 2004, the Company paid $153.5 million and $55.1 million of the dividends, respectively, with the remaining balance to be paid on the vesting date to holders of employee stock units and restricted stock.
      In accordance with the provisions of the stock option and enhanced incentive plans, the exercise price and the number of options and stock units outstanding were adjusted in 2005 and 2004 to reflect both special dividends. The changes resulted in no additional compensation expense. For further information regarding the adjustments to the stock options and stock units, see Note 12 “Preferred Stock and Common Stock.”
      The conversion rate of the Convertible Notes due 2033 was adjusted in 2005 and 2004 to reflect both special dividends. Holders of the Convertible Notes due 2033 may convert each Note into 15.067 shares of the Company’s common stock. For further information regarding the adjustments to the conversion rate of the Convertible Notes due 2033, see Note 8 “Debt.”

NOTE 6.	ACQUISITIONS OF BUSINESSES
      On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other “C” class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in 30 locations in the United Kingdom and the United States. The Company believes Infast’s business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for 2005, are $126.4 million of sales and $1.7 million of operating income related to Infast.
      In connection with the acquisition of Infast, the Company has undertaken a restructuring of the acquired business. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company is in the process of completing a plan that primarily includes facility closings, severance and other changes in the preliminary fair value of fixed assets. The Company expects that this plan will be finalized in the first half of 2006. The cost associated with implementing this plan, which the Company cannot currently determine, will be accounted for as part of purchase accounting.
      On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $36.0 million. In addition to the restructuring plan described above, the Company may adjust this preliminary valuation when it completes the valuation of the inventory accounts and when the third party valuation of the

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease obligation guarantee is completed (See Note 9 “Commitments and Contingencies”). Based on a preliminary third party valuation, intangible assets have been recorded as follows:

•	$8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and

•	$27.7 million of goodwill.
      On June 22, 2004, the Company purchased substantially all of the assets and operations of DDI for $32.9 million, inclusive of legal and advisory fees. In the third quarter of 2003, the Company purchased 100% of the stock of Walters Hexagon for $42.0 million, inclusive of legal and financial advisory fees. DDI and Walters Hexagon, headquartered in the United States and United Kingdom, respectively, were privately held value-added distributors of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries.
      In accordance with the stock purchase agreement with Walters Hexagon, the Company paid additional consideration of $1.9 million in the fourth quarter of 2004. The additional consideration paid was based only on actual operating performance of Walters Hexagon and was recorded as an adjustment to the purchase price.
      These acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. Had these acquisitions occurred at the beginning of the year of acquisition, the impact on the Company’s operating results would not have been significant.

NOTE 7.	ACCRUED EXPENSES
      Accrued expenses consisted of the following:

	December 30,	December 31,
	2005	2004

	(In millions)
Salaries and fringe benefits	$73.9	$59.8
Income tax payable	27.0	32.8
Other accrued expenses	67.2	50.8

Total accrued expenses	$168.1	$143.4

NOTE 8.	DEBT
      Debt is summarized below:

	December 30,	December 31,
	2005	2004

	(In millions)
5.95% coupon senior notes	$200.0	$—
3.25% zero coupon convertible notes	155.8	150.9
Bank revolving lines of credit	139.3	32.1
Accounts receivable securitization	130.0	161.8
7% zero coupon convertible notes	—	67.6

Total debt	$625.1	$412.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.95% Senior Notes Due 2015
      On February 24, 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.1 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through March 1, 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 and acquire the shares of Infast (See Note 6 “Acquisition of Businesses”). The remaining proceeds from the Senior Notes were used for general corporate purposes.
      The face value outstanding at December 30, 2005 was $200 million, which was equal to the book value outstanding at that date.
Convertible Notes Due 2033
      In July 2003, the Company issued $378.1 million of 3.25% zero coupon convertible senior notes due 2033 (“Old Securities”) and exchanged the notes in December 2004 for new 3.25% zero coupon convertible notes due 2033 (“New Securities”). Each of the New Securities has a principal value at maturity of $1,000.
      The net proceeds from the issuance in July 2003 were $139.8 million and were initially used (i) to fund repurchases of $63.5 million of accreted value of the Company’s outstanding Convertible Notes due 2020 from a limited number of holders, (ii) to fund repurchases of approximately $17.2 million of the Company’s common stock and (iii) for general corporate purposes, including the repayment of working capital borrowings under a floating rate bank line of credit. The Company expects to continue to borrow such amounts under the line of credit from time to time for general corporate purposes. The discount associated with the issuance is being amortized through June 2033, using the effective interest rate method. Issuance costs at December 30, 2005 of approximately $4.3 million are being amortized through June 2033 using the straight-line method.
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
      The conversion rate of the Convertible Notes due 2033 was adjusted in 2005 and 2004 to reflect both special dividends. Holders of the Convertible Notes due 2033 may convert each Note into the equivalent of 15.067 shares of the Company’s common stock compared to the equivalent of 13.5584 shares and 12.8773 shares before the adjustments in 2005 and 2004, respectively. For further information regarding the adjustments to the conversion rate of the Convertible Notes due 2033, see Note 5 “Special Dividends.”

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company may redeem the New Securities, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their New Securities on the following dates:

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
      The New Securities are structurally subordinated to the indebtedness of Anixter. The face value of the New Securities outstanding was $378.1 million with a book value of $155.8 million and $150.9 million at December 30, 2005 and December 31, 2004, respectively.
Convertible Notes Due 2020
      On June 28, 2000, the Company issued $792.0 million of 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, the Company wrote off the related unamortized issuance costs, resulting in a pre-tax loss of $1.2 million ($0.7 million after-tax, or $0.02 per diluted share) in 2005. The remaining face value of the Convertible Notes due 2020 outstanding at December 31, 2004 was $196.3 million with a book value of $67.6 million. The discount associated with the issuance was being amortized through June 28, 2020, using the effective interest rate method.
      The Company recorded a loss on the extinguishment of debt of $6.2 million in its consolidated statements of operations for the year ended January 2, 2004, for repurchases of these notes prior to their maturity and the write-off of associated debt issuance costs. No repurchase activity occurred in 2004.
Revolving Lines of Credit
      In June of 2004, Anixter entered into a new five-year, senior unsecured $275.0 million revolving credit agreement to support future growth of the business. This new facility replaced a similar sized facility that was set to expire in October 2005. The borrowing rate under the new revolving credit agreement is LIBOR plus 97.5 basis points. In addition, there are facility fees on the revolving credit facility equal to 27.5 basis points.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The new agreement, which is guaranteed by the Company, contains covenants that among other things restrict the leverage ratio and set a minimum fixed charge coverage ratio. In connection with this refinancing in 2004, the Company recorded a pre-tax loss of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) in 2004 for the write-off of deferred financing costs remaining from the previous facility.
      In March of 2003, Anixter cancelled $115.0 million of the $390.0 million five-year credit facility that was set to expire in October 2005 in order to reduce costs associated with this excess availability. Accordingly, in 2003 the Company recorded a loss on the extinguishment of debt of approximately $0.4 million to expense the financing fees associated with the cancelled portion of the revolving credit agreement.
      At December 30, 2005, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement, of which $110.6 million was outstanding. Facility fees payable on this credit agreement totaled $0.8 million in 2005 and $0.7 million in both 2004 and 2003 and were included in interest expense in the consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. See Exhibit 4.3 for definitions of the covenant ratios. Under the leverage ratio, as of December 30, 2005, $221.2 million of revolving lines of credit at Anixter would be permitted to be borrowed, of which $74.9 million may be used to pay dividends to the Company.
      In November of 2005, Anixter Canada, Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend to Anixter Inc. The Canadian dollar borrowing rate under the agreement is the BA/ CDOR rate plus the applicable bankers’ acceptance fee (currently 100.0 basis points) for Canadian dollar advances or the prime rate plus the applicable 22.5 basis points. The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 22.5 basis points. At December 30, 2005, there was $34.3 million (U.S. dollar) available, of which $25.8 million (U.S. dollar) is included in long-term debt outstanding.
      Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at December 30, 2005 and December 31, 2004, certain foreign subsidiaries had approximately $30.5 million and $24.0 million, respectively, available under bank revolving lines of credit, $2.9 million and $2.1 million of which was included in long-term debt outstanding at December 30, 2005 and December 31, 2004, respectively.
Accounts Receivable Securitization Program
      In October 2000, Anixter entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The securitization program is set to expire in 2007. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. Effective October 1, 2004, ARC, which was previously unconsolidated, is consolidated in the financial statements of the Company (See Note 1 “Significant Accounting Policies”).
      The average outstanding funding extended to ARC during the year ended December 30, 2005 and December 31, 2004 was approximately $130.9 million and $159.2 million, respectively. The effective funding rate on the ARC debt was 4.0%, 2.0% and 2.1% in 2005, 2004 and 2003, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other
      Interest paid in 2005, 2004 and 2003 was $14.1 million, $3.7 million and $3.4 million, respectively.
      Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions, including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of its subsidiaries were approximately $927.3 million and $979.4 million at December 30, 2005 and December 31, 2004, respectively.
      Aggregate annual maturities of debt at December 30, 2005 were as follows: 2006 — None; 2007 — $130.0 million; 2008 — None; 2009 — $139.3 million; 2010 — None; and $355.8 million thereafter.
      The estimated fair value of the Company’s debt at December 30, 2005 and December 31, 2004 was $680.3 million and $467.2 million, respectively, based on public quotations and current market rates.

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
      As a result of the acquisition of Infast, Anixter has assumed a guarantee related to a lease obligation through 2014 of a previously owned operating division of Infast. If the previously owned operating division fails to meet its obligations under the lease, Anixter is obligated to make any payments for which the previously owned division of Infast is in default. The annual rentals payable under the lease are approximately $1.9 million. At December 30, 2005, funds amounting to $3.0 million were held in escrow for use by the Company in the event of default on the obligations under the lease. Total future lease obligations are approximately $17.2 million. As of December 30, 2005, $0.6 million has been recorded as the preliminary fair value liability and included as part of the tangible fair value of net assets acquired of Infast. The Company is still evaluating the fair market value of the guarantee with the assistance of third party advisors and the change in this liability, if any, will be included in the tangible fair value of net assets acquired of Infast. Management believes that, in the event of default, the property could be sublet to another party. As a result, the potential liability would be significantly less than $14.2 million, net of the escrow amount.
      Minimum lease commitments under operating leases at December 30, 2005 are as follows:

(In millions)

2006	$48.1
2007	36.6
2008	28.2
2009	23.2
2010	18.9
2011 and thereafter	100.7

Total	$255.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total rental expense was $61.4 million, $57.8 million and $50.1 million in 2005, 2004 and 2003, respectively. Aggregate future minimum rentals to be received under noncancelable subleases at December 31, 2005 were $7.1 million.
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
      The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 30, 2005, the Company had no net operating loss (“NOL”) or tax credit carryforwards for U.S. federal income tax purposes.
      At December 30, 2005, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $108.8 million, which are subject to various provisions of each respective country. Approximately $22.1 million of this amount expires between 2006 and 2015 and $86.7 million of the amount has an indefinite life.
      Of the $108.8 million NOL carryforwards of foreign subsidiaries mentioned above, $79.3 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 30, 2005 were approximately $29.5 million, which are subject to various provisions of each respective country. Approximately $8.7 million of this amount expires between 2006 and 2015 and $20.8 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2005 and 2004, the Company recorded a valuation allowance related to our foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.
      Domestic income before income taxes was $99.3 million, $85.8 million and $44.9 million for 2005, 2004 and 2003, respectively. Foreign income before income taxes was $58.1 million, $34.8 million and $28.0 million for 2005, 2004 and 2003, respectively.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $146.8 million at December 30, 2005. Historically, the Company considered those earnings to be indefinitely reinvested (see following paragraph regarding unusual, non-recurring exception to this philosophy) and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 30, 2005, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $30.7 million and various foreign jurisdiction withholding taxes of approximately $4.0 million would be payable upon the remittance of all earnings at December 30, 2005.
      In 2004, Congress enacted Internal Revenue Code Section 965, which introduced a limited-time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. (See Note 1 “Significant Accounting Policies”). In the fourth quarter of 2005, the Company’s Canadian subsidiary declared and paid a gross dividend (before withholding

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxes and other statutory holdbacks) of $75 million. The repatriation was funded through a combination of on-hand cash balances and bank borrowings by the Company’s Canadian subsidiary. The Company’s additional U.S. federal income tax and foreign withholding tax as a result of this transaction was approximately $4.2 million and $3.5 million, respectively. The Company’s diluted income per share decreased approximately $0.19 as a result of the additional $7.7 million tax expense associated with the $75 million repatriation. The final determination of the amount the Company repatriated under the repatriation provision was determined after consideration of, among other things, the qualifying investment requirements of the AJCA and foreign jurisdiction borrowing capacity. The principal use of repatriated funds will be to fund pension plan contributions and on-going non-executive compensation costs in the United States.
      In 2005, the Company recorded a tax benefit of $1.4 million, or $0.03 per diluted share, related to a favorable tax ruling in Europe.
      The Company made net payments for income taxes in 2005, 2004 and 2003 of $63.9 million, $20.7 million and $27.4 million, respectively.
      As of December 30, 2005, the Company has recorded a current income tax payable of $27.0 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $14.7 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.
      Significant components of the Company’s deferred tax assets and (liabilities) were as follows:

	December 30,	December 31,
	2005	2004

	(In millions)
Gross deferred tax liabilities (accreted interest)	$(6.1)	$(3.5)
Deferred compensation	25.3	21.9
Foreign NOL carryforwards and other foreign deferred assets	15.2	15.4
Inventory reserves	9.0	9.1
Allowance for doubtful accounts	1.8	3.7
Depreciation and amortization	3.4	3.0
Other	7.4	5.6

Gross deferred tax assets	62.1	58.7

Gross net deferred tax assets	56.0	55.2
Valuation allowance	(13.1)	(12.5)

Net deferred tax assets	$42.9	$42.7

Net current deferred tax assets	$16.5	$16.3
Net non-current deferred tax assets	26.4	26.4

Net deferred tax assets	$42.9	$42.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) was comprised of:

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions)
Current:
Foreign	$23.5	$15.1	$10.6
State	5.1	9.5	(6.7)
Federal	35.1	39.1	12.6

	63.7	63.7	16.5
Deferred:
Foreign	0.3	(5.7)	0.6
State	0.4	(4.0)	1.5
Federal	3.0	(7.0)	12.4

	3.7	(16.7)	14.5

Income tax expense	$67.4	$47.0	$31.0

      Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions)
Statutory tax expense	$55.1	$42.2	$25.5
Increase (reduction) in taxes resulting from:
Repatriation of foreign earnings	7.7	—	—
State income taxes, net	3.6	3.6	2.2
Favorable European tax ruling	(1.4)	—	—
Other foreign tax effects	2.3	0.8	0.4
IRS audit activity*	0.6	2.8	—
Foreign tax NOLs	0.3	(2.9)	0.3
Other, net	(0.8)	0.5	2.6

Income tax expense	$67.4	$47.0	$31.0

* Charges associated with the conclusion of the examination of the 1999-2001 federal income tax returns by the IRS.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
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
      The Domestic Plans’ and Foreign Plans’ asset mixes as of December 30, 2005 and December 31, 2004 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans

			Allocation Guidelines
	December 30,	December 31,
	2005	2004	Min	Target	Max

Large capitalization U.S. stocks	30.4%	33.3%	20%	30%	40%
Small capitalization U.S. stocks	15.3	17.1	10	15	20
International stocks	15.5	14.9	10	15	20
Convertible investments	8.0	9.4	5	10	15

Total equity securities	69.2	74.7		70
Fixed income investments	28.7	24.7	25	30	35
Other investments	2.1	0.6	—	—	—

	100.0%	100.0%		100%

	Foreign Plans

			Allocation Guidelines
	December 30,	December 31,
	2005	2004	Target

Equity securities	78.4%	73.3%	70%
Fixed income investments	21.0	21.0	25
Other investments	0.6	5.7	5

	100.0%	100.0%	100%

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The weighted average expected rate of return on plan assets for 2006 is 7.60%. The measurement date for all plans is December 31.

	Pension Benefits

	Domestic		Foreign		Total

	2005	2004	2005	2004	2005	2004

	(In millions)
Change in projected benefit obligation:
Beginning balance	$142.6	$115.2	$82.5	$62.3	$225.1	$177.5
Service cost	5.7	6.0	4.1	3.9	9.8	9.9
Interest cost	7.6	7.4	5.8	3.7	13.4	11.1
Plan participants contributions	—	—	0.3	0.3	0.3	0.3
Actuarial (gain) loss	(1.8)	12.7	14.2	6.0	12.4	18.7
Acquisition	—	—	55.4	—	55.4	—
Amendment	—	(0.1)	—	1.1	—	1.0
Benefits paid	(3.1)	(3.2)	(3.1)	(0.7)	(6.2)	(3.9)
Unrecognized prior service cost	—	4.6	—	—	—	4.6
Foreign currency exchange rate changes	—	—	(8.2)	5.9	(8.2)	5.9

Ending balance	$151.0	$142.6	$151.0	$82.5	$302.0	$225.1

Change in plan assets at fair value:
Beginning balance	$85.5	$75.0	$56.5	$43.5	$142.0	$118.5
Actual return on plan assets	7.8	7.4	9.1	3.5	16.9	10.9
Acquisitions	—	—	48.0	—	48.0	—
Company contributions	12.1	6.3	6.2	3.9	18.3	10.2
Plan participants contributions	—	—	0.4	0.3	0.4	0.3
Benefits paid	(3.1)	(3.2)	(3.1)	(0.7)	(6.2)	(3.9)
Foreign currency exchange rate changes	—	—	(5.4)	6.0	(5.4)	6.0

Ending balance	$102.3	$85.5	$111.7	$56.5	$214.0	$142.0

Reconciliation of funded status:
Projected benefit obligation	$(151.0)	$(142.6)	$(151.0)	$(82.5)	$(302.0)	$(225.1)
Plan assets at fair value	102.3	85.5	111.7	56.5	214.0	142.0

Funded status	(48.7)	(57.1)	(39.3)	(26.0)	(88.0)	(83.1)
Unrecognized net actuarial loss	24.5	26.8	22.5	13.5	47.0	40.3
Unrecognized prior service cost	5.1	5.9	0.2	0.2	5.3	6.1
Minimum pension liability	(8.6)	(4.2)	(3.4)	(2.7)	(12.0)	(6.9)

Accrued benefit cost	$(27.7)	$(28.6)	$(20.0)	$(15.0)	$(47.7)	$(43.6)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	5.50%	5.90%	5.14%	5.59%	5.32%	5.79%
Salary growth rate	4.46%	4.80%	3.67%	3.80%	4.13%	4.41%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	Domestic			Foreign			Total

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(In millions)
Components of net periodic cost:
Service cost	$5.7	$6.0	$5.1	$4.1	$3.9	$3.4	$9.8	$9.9	$8.5
Interest cost	7.6	7.4	6.4	5.8	3.7	2.4	13.4	11.1	8.8
Expected return on plan assets	(7.5)	(6.5)	(5.3)	(5.7)	(3.4)	(2.2)	(13.2)	(9.9)	(7.5)
Net amortization	1.0	0.9	0.7	0.3	0.2	0.2	1.3	1.1	0.9

Periodic benefit cost prior to settlement	6.8	7.8	6.9	4.5	4.4	3.8	11.3	12.2	10.7
Net settlement	—	—	—	—	—	(1.6)	—	—	(1.6)

Net periodic cost	$6.8	$7.8	$6.9	$4.5	$4.4	$2.2	$11.3	$12.2	$9.1

Weighted average assumption used to measure net periodic cost
Discount rate	5.90%	6.25%	6.75%	5.59%	5.66%	5.69%	5.79%	6.03%	6.45%
Expected return on plan assets	8.50%	8.50%	9.00%	6.77%	7.11%	7.19%	7.60%	7.95%	8.42%
Salary growth rate	4.80%	5.44%	5.44%	3.80%	3.89%	3.89%	4.41%	4.83%	4.82%

	Estimated Future Benefit
	Payments

	Domestic	Foreign	Total

2006	$3.6	$3.5	$7.1
2007	3.8	3.6	7.4
2008	4.0	4.0	8.0
2009	4.2	4.6	8.8
2010	5.2	4.3	9.5
2011-2015	31.9	27.9	59.8

Total	$52.7	$47.9	$100.6

      The accumulated benefit obligation in 2005 and 2004 for the Domestic Plans was $125.7 million and $109.9 million, respectively, and for the Foreign Plans it was $123.8 million and $61.1 million, respectively. The Company had six plans in 2005 and seven plans in 2004 where the accumulated benefit obligation is in excess of the fair value of plan assets.
      A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. In 2005 and 2004, the Company was required to record a minimum pension liability of $4.4 million and $4.2 million, respectively, relating to the Domestic Plans. There was no income statement impact in 2005 or 2004. The offset to the minimum pension liability adjustment for the Domestic Plans in 2005 was an intangible asset of $0.6 million while $2.5 million was offset to other comprehensive income, net of deferred taxes. In 2004, the offset to the minimum pension liability adjustment for the Domestic Plans was an intangible asset of $4.2 million. In 2005 and 2004, the Company also recorded a minimum pension liability adjustment for its Foreign Plans of $0.7 million and $2.7 million. The Foreign Plans’ offset, net of deferred taxes, was to other comprehensive income of $0.5 million and $1.3 million in 2005 and 2004, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company currently estimates that it will make contributions of approximately $6.0 million to its Domestic Plans and $4.9 million to its Foreign Plans in 2006.
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
      Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company’s contributions to these plans are based upon various levels of employee participation. The total cost of all of the defined contribution plans was $2.0 million, $1.9 million and $1.5 million in 2005, 2004 and 2003, respectively.
      The Company has no other post-retirement benefits other than the pension plans and savings plans described herein.
      A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued quarterly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2005 and December 31, 2004, the long-term deferred compensation liability was $23.5 million and $20.6 million, respectively.
      Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. The Company pays level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 30, 2005 and December 31, 2004, the cash surrender value of $30.8 million and $28.2 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 12.	PREFERRED STOCK AND COMMON STOCK

Preferred Stock
      The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2005 and 2004.

Common Stock
      The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 38.4 million shares and 37.4 million shares were outstanding at the end of 2005 and 2004, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2003, the Company repurchased 1.6 million shares at an average cost of $22.74. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds ($139.8 million) from the issuance of $378.1 million of Convertible Notes due 2033. No shares were repurchased in 2005 or 2004. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

Stock Units
      Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately 262,183, 244,630 and 248,000 stock units to employees in 2005, 2004 and 2003, respectively, with a weighted-average grant date fair value of $37.39, $30.50 and $23.34 per share, respectively. The grant date value of the stock units is amortized and converted to common stock over a four-year vesting period from the date of grant. Compensation expense associated with the stock units was $6.7 million, $4.6 million and $2.2 million in 2005, 2004 and 2003, respectively.
      In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. Prior to 2005, these units were granted annually. These stock units convert to common stock of the Company at a pre-arranged time selected by each director. Stock units were granted to nine directors in 2005, eleven directors in 2004 and ten directors in 2003 having an aggregate value at grant date of $0.6 million, $1.0 million and $1.1 million, respectively. Compensation expense associated with the director stock units was $1.4 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively.
      The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value	Units	Value

	(Units in thousands)
Balance at January 3, 2003	101.2	$21.93	107.4	$18.81
Granted	47.8	23.56	248.0	23.34
Converted	(7.1)	26.32	(53.6)	18.81
Canceled	—	—	(17.1)	22.89

Balance at January 2, 2004	141.9	22.26	284.7	22.51
Adjustment*	—	—	2.8	18.81
Granted	30.4	33.24	244.6	30.50
Converted	(9.2)	26.87	—	—
Canceled	—	—	(6.4)	25.57

Balance at December 31, 2004	163.1	24.05	525.7	26.17
Granted	15.5	37.17	262.2	37.39
Converted	(45.6)	23.50	(132.1)	21.40
Canceled	—	—	(6.2)	29.57

Balance at December 30, 2005	133.0	$25.77	649.6	$31.62

* In accordance with the provisions of the enhanced incentive plan, stock units granted in 2001 were adjusted to reflect the special dividend in 2004. As a result, the number of outstanding stock units associated with the 2001 grant increased from 53,680 to 56,531 in 2004. This change resulted in no additional compensation expense in 2004.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Stock Grants
      The Company had stock incentive plans that reserve 0.5 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. All remaining director options outstanding at the end of 2004 were exercised during the fiscal year ended December 30, 2005. All options expire ten years after the date of grant.
      The following table summarizes the 2005, 2004 and 2003 activity under the employee and director option plans:

		Weighted		Weighted
		Average		Average
	Employee	Exercise	Director	Exercise
	Options	Price	Options	Price

	(Options in thousands)
Balance at January 3, 2003	4,837.5	$21.30	160.0	$18.26
Exercised	(233.9)	15.95	(60.0)	16.22
Canceled	(116.1)	24.34	—	—

Balance at January 2, 2004	4,487.5	21.50	100.0	19.47
Adjustment*	224.9	20.28	4.5	18.75
Exercised	(846.0)	20.63	(62.4)	17.74
Canceled	(15.9)	23.50	—	—

Balance at December 31, 2004	3,850.5	20.37	42.1	19.65
Adjustment*	349.6	18.55	—	—
Exercised	(824.8)	17.60	(42.1)	19.65
Canceled	(5.7)	20.25	—	—

Balance at December 30, 2005	3,369.6	$18.55	—	$—

Options exercisable at year-end:
2003	2,906.3	$19.58	100.0	$19.47
2004	3,000.9	$19.20	42.1	$19.65
2005	3,062.5	$18.16	—	$—

* In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividends in 2005 and 2004. (See Note 5 “Special Dividends”). No adjustment was necessary in 2005 to director options as all previously outstanding options were exercised prior to the special dividend in 2005.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No director options are outstanding at December 30, 2005. The following table summarizes information relating to employee options outstanding and exercisable at December 30, 2005, using various ranges of exercise prices:

				Employee Options
	Employee Options Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Outstanding	Price	Years	Exercisable	Price

	(Options in thousands)
$10.85-$17.47	1,582.3	$14.69	3.6	1,582.3	$14.69
$18.06-$25.70	1,779.4	$21.95	6.5	1,479.6	$21.88
$26.64-$27.60	7.9	$27.58	6.9	0.6	$27.35

Employee Stock Purchase Plan
      The Company discontinued the Employee Stock Purchase Plan (“ESPP”) on June 30, 2004, which represented the end of the 2003 plan year. Participants could request that up to 10% of their base compensation be applied toward the purchase of common stock under the Company’s ESPP. The discounted purchase price for the ESPP on June 30, 2004 was $19.92, or 85% of the fair market value of the common stock at the beginning of the ESPP year, July 1, 2003. Under the ESPP, the Company sold 0.1 million shares to employees in both 2004 and 2003.

NOTE 13.	BUSINESS SEGMENTS
      The Company is engaged in the distribution of communications and specialty wire and cable products and “C” class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
      In 2004, the Company recorded an extraordinary gain of $4.1 million and an impairment charge of $1.8 million in its North America segment. For more information, see Note 3 “Extraordinary Gain” and Note 4 “Impairment Charge.” In 2004, tangible long-lived assets in the United States declined $35.2 million, primarily due to the elimination of Anixter’s investment in Anixter Receivables Corporation, as it is now a consolidated entity. No customer accounted for 10% or more of sales in 2005, 2004 or 2003. Export sales were insignificant. Segment information for 2005, 2004 and 2003 was as follows:

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North America

	United				Emerging
	States	Canada	Total	Europe	Markets	Total

	(In millions)
2005
Net sales	$2,467.4	$383.4	$2,850.8	$726.1	$270.5	$3,847.4
Operating income	132.1	29.2	161.3	17.9	10.2	189.4
Depreciation	12.4	0.9	13.3	4.1	0.9	18.3
Amortization	9.6	0.2	9.8	1.9	0.3	12.0
Goodwill	249.8	14.2	264.0	49.6	6.6	320.2
Tangible long-lived assets	59.1	3.3	62.4	19.3	3.0	84.7
Total assets	1,272.5	169.2	1,441.7	422.2	148.2	2,012.1
Capital expenditures	8.7	2.3	11.0	2.5	1.5	15.0
2004
Net sales	$2,169.9	$324.6	$2,494.5	$554.3	$226.4	$3,275.2
Operating income	103.1	17.1	120.2	9.9	7.9	138.0
Depreciation	12.4	0.7	13.1	2.5	0.8	16.4
Amortization	8.3	—	8.3	0.9	—	9.2
Goodwill	248.4	13.8	262.2	24.4	7.0	293.6
Tangible long-lived assets	59.7	2.0	61.7	8.1	2.3	72.1
Total assets	1,163.7	145.4	1,309.1	271.8	125.7	1,706.6
Capital expenditures	10.5	0.7	11.2	2.5	0.8	14.5
2003
Net sales	$1,794.4	$249.7	$2,044.1	$393.1	$188.0	$2,625.2
Operating income	62.3	13.4	75.7	14.4	2.2	92.3
Depreciation	14.4	0.7	15.1	1.9	1.0	18.0
Amortization	6.1	—	6.1	0.2	—	6.3
Goodwill	238.1	12.8	250.9	20.9	6.7	278.5
Tangible long-lived assets	94.9	1.7	96.6	7.2	2.5	106.3
Total assets	906.1	120.2	1,026.3	228.0	117.1	1,371.4
Capital expenditures	23.7	0.2	23.9	1.0	1.0	25.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
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
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2005	2004

	(In millions)
Assets:
Current assets	$1,541.5	$1,280.6
Property, net	52.7	42.2
Goodwill and other intangibles	350.4	319.3
Other assets	79.9	77.7

	$2,024.5	$1,719.8

Liabilities and Stockholders’ Equity:
Current liabilities	$582.5	$445.7
Subordinated notes payable to parent	30.5	205.3
Long-term debt	469.3	194.0
Other liabilities	89.8	86.2
Stockholders’ equity	852.4	788.6

	$2,024.5	$1,719.8

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions)
Net sales	$3,847.4	$3,275.2	$2,625.2
Operating income	$194.0	$141.9	$94.5
Income from continuing operations before income taxes	$161.8	$121.4	$79.5
Net income	$92.4	$72.8	$46.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 30, 2005 and December 31, 2004. The Company has never paid regular cash dividends on its common stock. However, in 2005 and 2004, the Company declared two separate special dividends of $4.00 and $1.50 per common share, respectively, or $156.1 million and $55.8 million, respectively, as a return of excess capital to shareholders. See Note 5 “Special Dividends” for further details. As of February 14, 2006, the Company had 3,485 shareholders of record.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
Year ended December 30, 2005
Net sales	$876.5	$936.1	$1,009.2	$1,025.6
Cost of sales	664.1	713.6	769.6	775.0
Operating income	39.6	46.2	48.9	54.7
Income before income taxes	32.7	37.9	41.7	45.1
Net income	20.4	24.4	25.1	20.1
Basic income per share	0.54	0.64	0.66	0.53
Diluted income per share	0.51	0.61	0.62	0.49
Composite stock price range:
High	38.43	39.00	42.16	40.65
Low	31.16	32.90	35.44	34.45
Close	35.82	36.99	40.33	39.12
Year ended December 31, 2004
Net sales	$764.2	$813.1	$849.6	$848.3
Cost of sales	581.5	621.6	647.7	634.1
Operating income	29.0	33.7	33.9	41.4
Income before extraordinary gain	14.0	16.8	17.2	25.6
Extraordinary gain	4.1	—	—	—
Net income	18.1	16.8	17.2	25.6
Basic income per share:
Income before extraordinary gain	0.38	0.46	0.46	0.69
Extraordinary gain	0.11	—	—	—
Net income	0.50	0.46	0.46	0.69
Diluted income per share:
Income before extraordinary gain	0.37	0.44	0.44	0.64
Extraordinary gain	0.11	—	—	—
Net income	0.48	0.44	0.44	0.64
Composite stock price range:
High	30.55	34.03	36.40	38.96
Low	26.85	28.42	31.71	35.42
Close	29.10	33.62	36.00	35.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
of Anixter International Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anixter International Inc. maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Anixter International Inc. maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2006

ITEM 9B. OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      See Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance — Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.
      Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      See Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders — “Executive Compensation,” “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      See Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      See Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(2) Financial Statement Schedules.
      The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	68
II. Valuation and qualifying accounts and reserves	72
      All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3) Exhibit List.
      Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by-laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	By-laws of Anixter International Inc. as amended through November 21, 2002. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 3.2).
(4) Instruments defining the rights of security holders, including indentures.

Exhibit
No.		Description of Exhibit

4.1		Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).
(10) Material contracts.
10.1		Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10.2	*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10.3	*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.4	*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.5	*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10.6	*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10.7	*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10.8	*	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10.9	*	Anixter Excess Benefit Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).
10.10	*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.11	*	(a) Anixter Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).
(b) Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.15 (b)).
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

Exhibit
No.		Description of Exhibit

(f) Amendment No. 4 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 10.12 (f)).
10.12	*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).
10.13	*	Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
10.14	*	First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10.15	*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.16	*	Anixter International Inc. 1998 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.20).
10.17	*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2003, Exhibit 10.1).
10.18	*	Anixter Inc. Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated August 4, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.22).
10.19	*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2006.
10.20	*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.1).
10.21	*	Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.2).
10.22		Five-year, $275.0 million, Revolving Credit Agreement, dated June 18, 2004, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004, Exhibit 4.1).
10.23		First Amendment to Five-Year, $275.0 million, Revolving Credit Agreement, dated November 10, 2005, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein.
10.24		$40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia.
10.25		Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
10.26		Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).

Exhibit
No.	Description of Exhibit

10.27	Amendment No. 1 to Amended and Restated Receivables Sale dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).
10.28	Amendment No. 1 to Amended and Restated Receivables Purchase dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
10.29	Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9).
10.30	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.10).
10.31	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated September 29, 2005, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein.

(14) Code of ethics.
14.1	Code of ethics. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 14.1).

(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.

(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Linda Walker Bynoe, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell.

(31) Rule 13a — 14(a)/15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description of Exhibit

32.2	Dennis J. Letham, Senior Vice President — Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.
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

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions)
Operating loss	$(3.4)	$(3.2)	$(2.6)
Other income (expense):
Interest income, including intercompany	4.4	5.7	3.4
Loss on extinguishment of debt	(1.2)	—	(6.2)
Other	0.2	(1.0)	1.1

Income (loss) before income taxes, extraordinary gain and equity in earnings of subsidiaries	—	1.5	(4.3)
Income tax benefit	—	0.3	1.6

Income (loss) before extraordinary gain and equity in earnings of subsidiaries	—	1.8	(2.7)
Extraordinary gain, net of tax of $0.6	—	4.1	—
Equity in earnings of subsidiaries	90.0	71.8	44.6

Net income	$90.0	$77.7	$41.9

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
BALANCE SHEETS

	December 30,	December 31,
	2005	2004

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$0.7
Amounts currently due from affiliates, net	—	4.0
Other assets	0.5	0.4

Total current assets	0.6	5.1
Investment in and advances to subsidiaries	883.3	994.2
Other assets	4.0	5.4

	$887.9	$1,004.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses, due currently	$3.9	$2.8
Amounts currently due to affiliates, net	6.3	—
Income taxes, net	13.2	19.8
Long-term debt	155.8	218.5
Other non-current liabilities	2.3	0.6

Total liabilities	181.5	241.7
Stockholders’ equity:
Common stock	38.4	37.4
Capital surplus	79.6	50.7
Accumulated other comprehensive (loss) income	(5.6)	14.8
Retained earnings	594.0	660.1

Total stockholders’ equity	706.4	763.0

	$887.9	$1,004.7

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended

	December 30,	December 31,	January 2,
	2005	2004	2004

	(In millions)
Operating activities:
Net income	$90.0	$77.7	$41.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary gain	—	(4.1)	—
Loss on extinguishment of debt	1.2	—	6.2
Depreciation and amortization	1.3	1.1	0.8
Income tax benefit	—	(0.3)	(1.6)
Deferred income taxes	0.7	20.4	(3.5)
Equity in earnings of subsidiaries	(90.0)	(71.8)	(44.6)
Accretion of zero coupon convertible notes	2.3	(0.2)	—
Intercompany transactions	7.3	—	—
Income tax savings from employee stock plans	0.6	0.2	0.6
Change in other operating items	0.2	4.7	2.7

Net cash provided by operating activities	13.6	27.7	2.5
Investing activities:
Investment in Anixter Inc.	—	(4.3)	(71.3)
Dividend from subsidiary	92.0	—	—
Proceeds from sale of Anixter Inc. shares to Anixter Inc.	—	—	18.4

Net cash provided by (used in) investing activities	92.0	(4.3)	(52.9)
Financing activities:
Loans from (to) subsidiaries, net	32.5	(48.0)	71.3
Proceeds from issuance of common stock	15.0	20.9	6.5
Payment of cash dividend	(153.7)	(55.1)	—
Debt issuance costs	—	(0.4)	(3.9)
Proceeds from 3.25% zero coupon convertible notes	—	—	143.8
Retirement of 7% zero coupon convertible notes	—	—	(72.2)
Purchase of treasury stock	—	—	(35.6)

Net cash (used in) provided by financing activities	(106.2)	(82.6)	109.9

(Decrease) increase in cash and cash equivalents	(0.6)	(59.2)	59.5
Cash and cash equivalents at beginning of year	0.7	59.9	0.4

Cash and cash equivalents at end of year	$0.1	$0.7	$59.9

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

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 30, 2005, December 31, 2004 and January 2, 2004

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of the
Description	the period	to income	accounts	Deductions	period

	(In millions)
Year ended December 30, 2005:
Allowance for doubtful accounts	$18.0	$11.3	$(0.8)	$(8.9)	$19.6
Allowance for deferred tax asset	$12.5	$0.8	$(0.2)	$—	$13.1
Year ended December 31, 2004:
Allowance for doubtful accounts	$17.3	$10.5	$(0.2)	$(9.6)	$18.0
Allowance for deferred tax asset	$19.1	$(2.9)	$(3.7)	$—	$12.5
Year ended January 2, 2004:
Allowance for doubtful accounts	$15.4	$7.4	$(2.1)	$(3.4)	$17.3
Allowance for deferred tax asset	$23.8	$0.3	$(5.0)	$—	$19.1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 23th day of February 2006.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham

Dennis J. Letham
Senior Vice President — Finance
and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Grubbs Robert W. Grubbs		President and Chief Executive Officer (Principal Executive Officer)	February 23, 2006

/s/ Dennis J. Letham Dennis J. Letham		Senior Vice President — Finance (Chief Financial Officer)	February 23, 2006

/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Chief Accounting Officer)	February 23, 2006

/s/ Lord James Blyth* Lord James Blyth		Director	February 23, 2006

/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 23, 2006

/s/ Robert L. Crandall* Robert L. Crandall		Director	February 23, 2006

/s/ Robert W. Grubbs Robert W. Grubbs		Director	February 23, 2006

/s/ F. Philip Handy* F. Philip Handy		Director	February 23, 2006

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 23, 2006

/s/ George Muñoz* George Muñoz		Director	February 23, 2006

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 23, 2006

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 23, 2006

/s/ Matthew Zell* Matthew Zell		Director	February 23, 2006

/s/ Samuel Zell* Samuel Zell		Director	February 23, 2006

*By	/s/ Dennis J. Letham

Dennis J. Letham (Attorney in fact) Dennis J. Letham, as attorney in fact for each person indicated