Form 10-Q
period 2006-03-31
ANIXTER INTERNATIONAL INC
filed 2006-05-05
CIK 52795

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

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

Large Accelerated Filer [X]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

     Yes [ ] No [X]

     At May 1, 2006, 38,998,479 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.............................................     1
Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................    13
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     *
Item 4. Controls and Procedures..........................................    19

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings................................................     *
Item 1A. Risk Factors....................................................     *
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......     *
Item 3. Defaults Upon Senior Securities..................................     *
Item 4. Submission of Matters to a Vote of Security Holders..............     *
Item 5. Other Information................................................     *
Item 6. Exhibits.........................................................    20

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        13 WEEKS ENDED
                                     --------------------
                                     MARCH 31,   APRIL 1,
                                        2006       2005
                                     ---------   --------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)
NET SALES ........................   $1,070.5     $876.5
Cost of operations:
   Cost of goods sold ............      813.3      664.1
   Operating expenses ............      196.7      172.1
   Amortization of intangibles ...        0.9        0.7
                                     --------     ------
      Total costs and expenses ...    1,010.9      836.9
                                     --------     ------
OPERATING INCOME .................       59.6       39.6
Other expense:
   Interest expense ..............       (8.5)      (5.2)
   Other, net ....................       (0.1)      (1.7)
                                     --------     ------
Income before income taxes .......       51.0       32.7
Income tax expense ...............       19.7       12.3
                                     --------     ------
NET INCOME .......................   $   31.3     $ 20.4
                                     ========     ======
BASIC INCOME PER SHARE ...........   $   0.81     $ 0.54
DILUTED INCOME PER SHARE .........   $   0.74     $ 0.51

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,    DECEMBER 30,
                                                                                         2006           2005
                                                                                      -----------   ------------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................................    $   26.0       $   21.8
   Accounts receivable (less allowances of $18.2 and $19.6
      in 2006 and 2005, respectively) .............................................       799.7          772.3
   Inventories ....................................................................       724.1          711.5
   Deferred income taxes ..........................................................        17.1           16.5
   Other current assets ...........................................................        16.1           14.6
                                                                                       --------       --------
         Total current assets .....................................................     1,583.0        1,536.7
Property and equipment, at cost ...................................................       194.1          194.7
Accumulated depreciation ..........................................................      (139.5)        (141.6)
                                                                                       --------       --------
         Net property and equipment ...............................................        54.6           53.1
Goodwill ..........................................................................       322.3          320.2
Other assets ......................................................................        98.2          102.1
                                                                                       --------       --------
                                                                                       $2,058.1       $2,012.1
                                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...............................................................    $  470.3       $  436.0
   Accrued expenses ...............................................................       143.4          168.1
                                                                                       --------       --------
         Total current liabilities ................................................       613.7          604.1
Long-term debt ....................................................................       615.7          625.1
Other liabilities .................................................................        76.5           76.5
                                                                                       --------       --------
         Total liabilities ........................................................     1,305.9        1,305.7

STOCKHOLDERS' EQUITY
   Common stock -- $1.00 par value, 100,000,000 shares authorized, 38,886,053 and
      38,378,182 shares issued and outstanding in 2006 and 2005, respectively .....        38.9           38.4
   Capital surplus ................................................................        90.6           79.6
   Retained earnings ..............................................................       625.3          594.0
   Accumulated other comprehensive loss:
      Foreign currency translation ................................................         0.8           (1.5)
      Minimum pension liability ...................................................        (4.9)          (4.9)
      Unrealized gain on derivatives ..............................................         1.5            0.8
                                                                                       --------       --------
         Total accumulated other comprehensive loss ...............................        (2.6)          (5.6)
                                                                                       --------       --------
         Total stockholders' equity ...............................................       752.2          706.4
                                                                                       --------       --------
                                                                                       $2,058.1       $2,012.1
                                                                                       ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             13 WEEKS ENDED
                                                                          --------------------
                                                                          MARCH 31,   APRIL 1,
                                                                             2006       2005
                                                                          ---------   --------
(IN MILLIONS)
OPERATING ACTIVITIES
   Net income .........................................................    $  31.3    $  20.4
   Adjustments to reconcile net income to net cash provided by operating activities ............................................
      Depreciation ....................................................        4.7        4.1
      Amortization of stock compensation ..............................        2.5        1.7
      Accretion of zero coupon convertible notes ......................        1.3        2.4
      Amortization of intangible assets and deferred financing costs ..        1.1        0.9
      Deferred income taxes ...........................................        5.9        7.4
      Stock option income tax benefits ................................         --        1.8
      Excess income tax benefit from employee stock plans .............       (4.2)        --
      Changes in current assets and liabilities, net ..................      (28.1)     (33.8)
      Other, net ......................................................       (1.6)       2.2
                                                                           -------    -------
         Net cash provided by operating activities ....................       12.9        7.1

INVESTING ACTIVITIES
      Capital expenditures ............................................       (6.4)      (3.0)
                                                                           -------    -------
         Net cash used in investing activities ........................       (6.4)      (3.0)

FINANCING ACTIVITIES
      Repayment of long-term borrowings ...............................     (142.3)    (133.3)
      Proceeds from long-term borrowings ..............................      130.1       40.8
      Proceeds from issuance of common stock ..........................        6.5        3.6
      Excess income tax benefit from employee stock plans .............        4.2         --
      Payment of cash dividend ........................................       (0.8)      (0.1)
      Bond proceeds ...................................................         --      199.6
      Proceeds from interest rate hedges ..............................         --        1.8
      Deferred financing costs ........................................         --       (2.0)
                                                                           -------    -------
         Net cash (used in) provided by financing activities ..........       (2.3)     110.4

INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATIONS .................        4.2      114.5
   Cash and cash equivalents at beginning of period ...................       21.8       53.4
                                                                           -------    -------
   Cash and cash equivalents at end of period .........................    $  26.0    $ 167.9
                                                                           =======    =======

   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.'s ("the Company") Annual Report on Form 10-K for the year ended December 30, 2005. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

     STOCK BASED COMPENSATION: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. Also, in accordance with the modified version of prospective application of adopting SFAS 123(R), the Company has classified the tax benefits received associated with employee stock compensation as a financing cash flow item in its condensed consolidated statement of cash flows for the 13 weeks ended March 31, 2006. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

     Prior to the adoption of SFAS 123(R), the Company elected to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and was charged to operations over the vesting period. In accordance with SFAS 123(R), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs for the plans have been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized over the respective vesting period representing the requisite service period.

     Based on the number of options outstanding at December 31, 2005, the adoption of SFAS No. 123(R) by the Company resulted in additional expense of approximately $0.6 million in the 13 weeks ended March 31, 2006. The remaining $0.1 million of stock options outstanding for which the remaining requisite service period had yet to be rendered at the beginning of the year will be amortized in 2006. As a result of adopting Statement 123(R) on December 31, 2005, the Company's income before income taxes and net income for the 13 weeks ended March 31, 2006, are $0.6 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the 13 weeks ended March 31, 2006 would have been $0.82 and $0.75, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.81 and $0.74, respectively. For further information, See Note 5. "Preferred Stock and Common Stock."

     Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the condensed consolidated statements of operations for the stock option plans. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. However, pro forma net income and net income per share amounts are presented in the table below for the comparative 13 weeks ended April 1, 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                                                                     13 WEEKS
                                                                       ENDED
                                                                     APRIL 1,
                                                                       2005
                                                                     --------
(IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net income as reported ...........................................    $20.4
Add: APB Opinion No. 25 Stock-based employee compensation
   included in net income, net ...................................      1.0
Deduct: SFAS No. 123 Stock-based employee compensation
   expense, net ..................................................     (1.9)
                                                                      -----
   Pro forma net income ..........................................    $19.5
                                                                      =====

BASIC EARNINGS PER SHARE:
   As reported ...................................................    $0.54
   Pro forma .....................................................    $0.52

DILUTED EARNINGS PER SHARE:
Net income as reported ...........................................    $20.4
Add: APB Opinion No. 25 Stock-based employee compensation
   included in net income, net ...................................      1.0
Add: Interest impact of assumed conversion of convertible notes ..      0.8
Deduct: SFAS No. 123 Stock-based employee compensation
   expense, net ..................................................     (1.9)
                                                                      -----
Pro forma net income .............................................    $20.3
                                                                      =====

DILUTED EARNINGS PER SHARE:
   As reported ...................................................    $0.51
   Pro forma .....................................................    $0.49

     The weighted-average fair value of the Company's 2001 and 2002 stock options was $14.74 per share as estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions applicable to the grants: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

NOTE 2. INCOME PER SHARE

     The following table sets forth the computation of basic and diluted income per share:

                                                                          13 WEEKS ENDED
                                                                       --------------------
                                                                       MARCH 31,   APRIL 1,
                                                                          2006       2005
                                                                       ---------   --------
(IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER SHARE:
   Net income ......................................................     $31.3       $20.4
   Weighted-average common shares outstanding ......................      38.7        37.6
   Net income per share ............................................     $0.81       $0.54

DILUTED INCOME PER SHARE:
   Net income ......................................................     $31.3       $20.4
   Net interest impact of assumed conversion of convertible notes ..        --         0.8
                                                                         -----       -----
   Adjusted net income .............................................     $31.3       $21.2
                                                                         =====       =====
   Weighted-average common shares outstanding ......................      38.7        37.6
   Effect of dilutive securities:
      Stock options and units ......................................       1.5         1.3
      Convertible notes due 2033 ...................................       2.2         0.9
      Convertible notes due 2020 ...................................        --         1.4
                                                                         -----       -----
   Weighted-average common shares outstanding ......................      42.4        41.2
                                                                         =====       =====
   Net income per share ............................................     $0.74       $0.51

     The Convertible Notes due 2033 are convertible into 15.067 shares of the Company's common stock in any calendar quarter if:

-    the sales price of our common stock reaches specified thresholds;

- during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

-    the Convertible Notes due 2033 are called for redemption; or

-    specified corporate transactions have occurred.

     Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. As a result of the conversion value exceeding the accreted principal, 2.2 million and 0.9 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 weeks ended March 31, 2006 and April 1, 2005, respectively.

     In the 13 weeks ended April 1, 2005, the Company included 1.4 million of common stock equivalents, relating to its 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"), in its calculation of diluted income per share because the effect was dilutive. Because the Convertible Notes due 2020 were included in the diluted shares outstanding, the related $0.8 million net interest expense was excluded from the determination of net income in the calculation of diluted income per share for the 13 weeks ended April 1, 2005. The impact of the Convertible Notes due 2020 was less than $0.01 per diluted share for the first quarter of 2005. The Convertible Notes due 2020 were retired on June 28, 2005.

     In the 13 weeks ended March 31, 2006 and April 1, 2005, the Company issued
0.5 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units.

                           ANIXTER INTERNATIONAL INC.

      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

NOTE 3. COMPREHENSIVE INCOME

     Comprehensive income, net of tax, consisted of the following:

                                                    13 WEEKS ENDED
                                                 --------------------
                                                 MARCH 31,   APRIL 1,
                                                    2006       2005
                                                 ---------   --------
(IN MILLIONS)
Net income ...................................     $31.3      $20.4
Change in cumulative translation adjustment ..       2.3       (7.3)
Change in fair market value of derivatives ...       0.7        1.8
                                                   -----      -----
Comprehensive income .........................     $34.3      $14.9
                                                   =====      =====

NOTE 4. INCOME TAXES

     The effective tax rate is 38.6% for the 13 weeks ended March 31, 2006, compared to 37.6% for the 13 weeks ended April 1, 2005. The increase in the effective tax rate for the 13 weeks ended March 31, 2006 is primarily due to a favorable tax reserve adjustment in the 2005 period that did not recur, and a reduction in the amount of excess cash balances invested in tax-exempt securities. The change in tax rate decreased net income by $0.5 million, or $0.01 per diluted share, for the 13 weeks ended March 31, 2006 compared to the corresponding period in 2005.

NOTE 5. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

     The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding as of March 31, 2006 and December 30, 2005.

Common Stock

     The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 38.9 million shares and 38.4 million shares were outstanding as of March 31, 2006 and December 30, 2005, respectively.

     No shares were repurchased in 2006 or 2005. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

Stock Units

     Prior to 2003, the Company granted stock options to employees. Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately 232,346 and 262,183 stock units to employees in the 13 weeks ended March 31, 2006 and April 1, 2005, respectively, with a grant-date fair value of $46.29 and $37.39 per share, respectively. The grant-date value of stock units is amortized and converted to common stock over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense associated with the stock units was $1.9 million and $1.4 million in the 13 weeks ended March 31, 2006 and April 1, 2005, respectively.

     In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. These stock units convert to common stock of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 weeks ended March 31, 2006 having an aggregate value at grant-date of $0.3 million. There were no director stock units granted during the 13 weeks ended April 1, 2005. Compensation expense associated with the director stock units was $0.3 million in both of the 13 weeks ended March 31, 2006 and April 1, 2005.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS-(CONTINUED)

     The following table summarizes the activity under the director and employee stock unit plans:

                                               WEIGHTED                WEIGHTED
                                   DIRECTOR     AVERAGE    EMPLOYEE     AVERAGE
                                     STOCK    GRANT DATE     STOCK    GRANT DATE
                                     UNITS       VALUE       UNITS       VALUE
                                   --------   ----------   --------   ----------
                                                (UNITS IN THOUSANDS)
Balance at December 30, 2005 ...     133.0      $25.77       649.6      $31.62
Granted ........................       8.4       39.12       232.3       46.29
Converted ......................        --          --      (154.1)      27.04
Canceled .......................        --          --        (1.6)      30.62
                                     -----                  ------
Balance at March 31, 2006 ......     141.4      $26.57       726.2      $37.29
                                     =====                  ======

Stock Options

     At March 31, 2006, the Company had stock incentive plans that reserve 0.2 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. One-fourth of the employee options granted become exercisable each year after the year of grant. All options expire ten years after the date of grant. In accordance with SFAS 123(R), the fair value of stock option grants are amortized over the respective vesting period representing the requisite service period.

     On March 1, 2006, the Company granted an additional 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $3.5 million over the six-year vesting period representing the requisite service period. The weighted-average fair value of the 2006 stock option grant was $21.07 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.6%; and an average expected life of 7 years. The expense associated with the 2006 option grant was not significant to the Company's condensed consolidated results of operations for the 13 week period ended March 31, 2006.

     The following table summarizes the activity under the employee stock option plan:

                                                      WEIGHTED    WEIGHTED
                                                       AVERAGE    AVERAGE    AGGREGATE
                                          EMPLOYEE    EXERCISE   REMAINING   INTRINSIC
                                           OPTIONS      PRICE       LIFE       VALUE
                                         ----------   --------   ---------   ---------
                                          (OPTIONS
                                             IN
                                         THOUSANDS)
Balance at December 30, 2005 .........    3,369.6      $18.55
Granted ..............................      168.0       46.29
Exercised ............................     (400.3)      17.65
Canceled .............................       (0.7)      22.39
                                          -------
Balance at March 31, 2006 ............    3,136.6      $20.15    4.5 years   $86,663.2
                                          =======
Options exercisable at March 31, 2006:
2006 .................................    2,949.6      $18.67    4.3 years   $85,861.5

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the 13 weeks ended March 31, 2006 and April 1, 2005 was $10.8 million and $4.7 million, respectively.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS-(CONTINUED)

Summary of Non-Vested Shares

     The following table summarizes the activity of unvested employee stock units and options:

                                                          WEIGHTED
                                                           AVERAGE
                                            NON-VESTED   GRANT DATE
                                              SHARES     FAIR VALUE
                                            ----------   ----------
                                                 (IN THOUSANDS)
Non-vested shares at December 30, 2005 ..      956.7       $28.67
Granted .................................      400.3        46.29
Vested ..................................     (441.5)       24.01
Forfeited ...............................       (2.3)       28.08
                                              ------
Non-vested shares at March 31, 2006 .....      913.2       $38.58
                                              ======

NOTE 6. COMMITMENTS AND CONTINGENCIES

     As a result of the acquisition of Infast, the Company assumed a guarantee related to a lease obligation of a previously owned operating division of Infast. The former Infast affiliate ceased operations during the first quarter and defaulted on its lease obligation. During the first quarter of 2006, the Company received $3.0 million that was held in escrow in the event of such default. After taking into account the receipt of the escrow funds and the additional fair value liability established at acquisition date, the Company has estimated the future sublease revenue that it expects to realize during the lease term to be less than the amount due under the guarantee. Therefore, during the first quarter of 2006, the Company recorded a $1.1 million provision related to this lease guarantee.

NOTE 7. ACQUISITION OF BUSINESS

     On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in 30 locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 weeks ended March 31, 2006 are $70.1 million of sales and $0.4 million of operating income related to Infast.

     In connection with the acquisition of Infast, the Company has undertaken a restructuring of the acquired business. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company is in the process of completing a plan that primarily includes facility closings, severance and other changes in the preliminary fair value of fixed assets. The Company will complete this plan in the second quarter of 2006. The cost associated with implementing this plan, which the Company cannot currently determine, will be accounted for as part of purchase accounting.

     The Company has estimated the fair value of the tangible net assets acquired at $34.5 million. This value will be adjusted once the restructuring plan described above is completed. Based on a third party valuation, intangible assets have been recorded as follows:

          - $8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and

          -    $29.2 million of goodwill.

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS-(CONTINUED)

     The Infast acquisition was accounted for as a purchase and its results of operations are included in the condensed consolidated financial statements from the date of acquisition. Had this acquisition occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

     The parent company of Anixter Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The parent company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had, and are not expected to have, an adverse impact on the Company's ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,    DECEMBER 30,
                                                 2006          2005
                                             -----------   ------------
                                                     (UNAUDITED)
(IN MILLIONS)
ASSETS:
   Current assets ........................     $1,585.0      $1,541.5
   Property, net .........................         54.3          52.7
   Goodwill and other intangibles ........        351.7         350.4
   Other assets ..........................         76.4          79.9
                                               --------      --------
                                               $2,067.4      $2,024.5
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities ...................     $  592.9      $  582.5
   Subordinated notes payable to parent ..         27.5          30.5
   Long-term debt ........................        458.6         469.3
   Other liabilities .....................         90.8          89.8
   Stockholders' equity ..................        897.6         852.4
                                               --------      --------
                                               $2,067.4      $2,024.5
                                               ========      ========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    13 WEEKS ENDED
                                 --------------------
                                 MARCH 31,   APRIL 1,
                                    2006       2005
                                 ---------   --------
                                      (UNAUDITED)
(IN MILLIONS)
Net sales ....................    $1,070.5    $876.5
Operating income .............    $   60.8    $ 40.6
Income before income taxes ...    $   52.7    $ 32.8
Net income ...................    $   32.2    $ 20.3

                           ANIXTER INTERNATIONAL INC.

                 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS-(CONTINUED)

NOTE 9. PENSION PLANS

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

     Components of net periodic pension cost is as follows:

                                                                             PENSION BENEFITS
                                    ------------------------------------------------------------------------------------------------
                                                DOMESTIC                         FOREIGN                             TOTAL
                                    -------------------------------  ------------------------------   ------------------------------
                                    MARCH 31, 2006    APRIL 1, 2005  MARCH 31, 2006   APRIL 1, 2005   MARCH 31, 2006   APRIL 1, 2005
                                    ---------------   -------------  --------------   -------------   --------------   -------------
                                                                              (In millions)
Service cost ....................         $1.6            $1.5            $1.4             $1.3            $3.0            $2.8
Interest cost ...................          2.1             2.0             1.8              1.2             3.9             3.2
Expected return on plan assets ..         (2.2)           (1.8)           (1.8)            (1.0)           (4.0)           (2.8)
Net amortization ................          0.4             0.3             0.2              0.1             0.6             0.4
                                          ----            ----            ----             ----            ----            ----
Net periodic cost ...............         $1.9            $2.0            $1.6             $1.6            $3.5            $3.6
                                          ====            ====            ====             ====            ====            ====

     In the first quarter of 2006, the Company made contributions of approximately $1.5 million to the Anixter Inc. Pension Plan and approximately $5.2 million to its Foreign Plans. Currently, the Company estimates that it will make additional contributions in 2006 of approximately $4.5 million to the Anixter Inc. Pension Plan and approximately $3.2 million to its Foreign Plans.

NOTE 10. BUSINESS SEGMENTS

     The Company is engaged in the distribution of communications products, electrical and electronic wire and cable products and "C" Class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.

                           ANIXTER INTERNATIONAL INC.

     Segment information for the 13 weeks ended March 31, 2006 and April 1, 2005 was as follows:

                         MARCH 31,   APRIL 1,
                            2006       2005
                         ---------   --------
                             (IN MILLIONS)
NET SALES:
   United States .....    $  668.3    $570.5
   Canada ............       110.5      80.4
                          --------    ------
      North America ..       778.8     650.9
   Europe ............       219.4     168.3
   Emerging Markets ..        72.3      57.3
                          --------    ------
                          $1,070.5    $876.5
                          ========    ======
OPERATING INCOME:
   United States .....    $   37.9    $ 26.6
   Canada ............         9.0       5.5
                          --------    ------
      North America ..        46.9      32.1
   Europe ............         7.4       6.1
   Emerging Markets ..         5.3       1.4
                          --------    ------
                          $   59.6    $ 39.6
                          ========    ======

                         MARCH 31,   DECEMBER 30,
                            2006         2005
                         ---------   ------------
TOTAL ASSETS:
   United States .....    $1,287.0     $1,272.5
   Canada ............       176.9        169.2
                          --------     --------
      North America ..     1,463.9      1,441.7
   Europe ............       444.6        422.2
   Emerging Markets ..       149.6        148.2
                          --------     --------
                          $2,058.1     $2,012.1
                          ========     ========

                           ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 30, 2005.

ACQUISITION OF INFAST

     On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the February 2005 issuance of Senior Notes. Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in 30 locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 weeks ended March 31, 2006 are $70.1 million of sales and $0.4 million of operating income related to Infast.

     In connection with the acquisition of Infast, the Company has undertaken a restructuring of the acquired business. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company is in the process of completing a plan that primarily includes facility closings, severance and other changes in the preliminary fair value of fixed assets. The Company will complete this plan in the second quarter of 2006. The cost associated with implementing this plan, which the Company cannot currently determine, will be accounted for as part of purchase accounting.

     The Company has estimated the fair value of the tangible net assets acquired at $34.5 million. This value will be adjusted once the restructuring plan described above is completed. Based on a third party valuation, intangible assets have been recorded as follows:

          - $8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and

          -    $29.2 million of goodwill.

     The Infast acquisition was accounted for as a purchase and its results of operations are included in the condensed consolidated financial statements from the date of acquisition. Had this acquisition occurred at the beginning of the year of acquisition, the impact on the Company's operating results would not have been significant.

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

                           ANIXTER INTERNATIONAL INC.

Cash Flow

     Consolidated net cash provided by operating activities was $12.9 million in the 13 weeks ended March 31, 2006 compared to cash provided by operating activities of $7.1 million in the same period in 2005. Net income was $31.3 million in the 13 weeks ended March 31, 2006 as compared to $20.4 million in the corresponding period in 2005. The net change in the cash surrender value of life insurance policies, deferred compensation liability and accrued pension, decreased other cash from operations by $1.6 million as compared to an increase of $2.2 million in the corresponding period in 2005.

     Consolidated net cash used in investing activities, representing capital expenditures to support warehouse operations, was $6.4 million in the 13 weeks ended March 31, 2006 compared to $3.0 million in the corresponding period in 2005. Capital expenditures are expected to be approximately $28 million in 2006.

     Consolidated net cash used in financing activities was $2.3 million in the 13 weeks ended March 31, 2006 compared to cash provided by financing activities of $110.4 million in the corresponding period in 2005. In the 13 weeks ended March 31, 2006, the Company decreased net borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $12.2 million compared to a decrease of $92.5 million in the corresponding period in 2005. Proceeds from the issuance of common stock relating to the exercise of stock options were $6.5 million in the 13 weeks ended March 31, 2006 compared to $3.6 million in the corresponding period in 2005. The first quarter of 2006 includes $4.2 million of cash provided from the income tax benefit associated with employee stock plans as a result of the Company's adoption of Statement of SFAS 123(R). In 2005, the tax benefit was classified in operating activities. The prior year first quarter of 2005 included proceeds of $199.6 million related to the issuance of $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). Issuance costs related to the offering were $2.1 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering.

Financings

     On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Issuance costs related to the offering were approximately $2.1 million offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through March 1, 2015 using the straight-line method. The proceeds from the sale of the Senior Notes were approximately $199.6 million, a portion of which was used to redeem the Convertible Notes due 2020 in June 2005 and acquire the shares of Infast (See Note 7 "Acquisition of Business"). The remaining proceeds from the Senior Notes were used for general corporate purposes. The Company's debt-to-total capitalization decreased from 47.0% at December 30, 2005 to 45.1% at March 31, 2006.

     At March 31, 2006, the primary liquidity source for Anixter is the $275.0 million, five-year bank revolving credit agreement, of which $97.1 million was outstanding. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.2 million in the first quarter of 2006 and 2005 and were included in interest expense in the condensed consolidated statements of operations. This revolving credit agreement requires certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio requirements, as of March 31, 2006, the maximum amount of revolving lines of credit at Anixter would be permitted to be borrowed, of which $91.0 million may be used to pay dividends to the Company.

     In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend to Anixter Inc. The Canadian dollar borrowing rate under the agreement is the BA/CDOR rate plus the applicable bankers' acceptance fee (currently 100.0 basis points) for Canadian dollar advances or the prime rate plus the applicable
22.5 basis points. The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 22.5 basis points. At March 31, 2006 and December 30, 2005, $26.7 million and $25.8 million (U.S. dollar) was borrowed under the facility, respectively.

                           ANIXTER INTERNATIONAL INC.

     Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at March 31, 2006 and December 30, 2005, certain foreign subsidiaries had approximately $19.0 million and $30.5 million, respectively, available under bank revolving lines of credit, $16.1 million and $2.9 million of which was borrowed and included in long-term debt outstanding at March 31, 2006 and December 30, 2005, respectively.

     In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the 13 weeks ended March 31, 2006 and April 1, 2005 was approximately $163.8 million and $138.1 million, respectively. The effective rate on the ARC funding was 5.1% and 3.2% in the 13 weeks ended March 31, 2006 and April 1, 2005, respectively.

     Consolidated interest expense was $8.5 million and $5.2 million in the first quarter of 2006 and 2005, respectively. The increase in interest expense is primarily due to a combination of higher debt levels and higher interest rates on the percentage of our borrowings that are based on variable rates.

FIRST QUARTER 2006 RESULTS OF OPERATIONS

OVERVIEW

     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company's relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company's business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 30, 2005.

     During the first quarter of 2006, the market demand continued to be strong in virtually all of the Company's end markets, both by geography and by product set. The Company's efforts to expand the customer base and product set continued to positively impact the results. In addition, the Company's acquisition of Infast in July of 2005 added to the sales and operating profit growth from the corresponding first quarter of 2005.

     The Company's recent operating results, however, have been favorably affected by the rise in commodity prices, primarily copper, which are components in some of the products sold. As current purchase costs with suppliers increase due to higher commodity prices, the Company's percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase, results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

                           ANIXTER INTERNATIONAL INC.

CONSOLIDATED RESULTS OF OPERATIONS

                                 13 WEEKS ENDED
                         ------------------------------
                         MARCH 31,   APRIL 1,   PERCENT
                            2006       2005      CHANGE
                         ---------   --------   -------
                                  (IN MILLIONS)
Net sales ............    $1,070.5    $876.5     22.1%
Gross profit .........    $  257.2    $212.4     21.1%
Operating expenses ...    $  197.6    $172.8     14.3%
Operating income .....    $   59.6    $ 39.6     50.6%

     Net Sales: The Company's net sales during the first quarter of 2006 increased 22.1% to $1,070.5 million from $876.5 million in the same period in 2005. The acquisition of Infast in July of 2005 accounted for $70.1 million of the increase, while a stronger U.S. dollar produced an unfavorable foreign exchange rate difference of $5.2 million in sales as compared to the year ago period. Excluding the acquisition of Infast and the effects from changes in exchange rates, the Company's net sales increased 14.7% during the 13 weeks ended March 31, 2006 from the same period in 2005. The increase in net sales was due to additional spending by existing customers, market share gains from the addition of new customers, an expanded supply chain services offering, continued growth from the Company's initiative to expand its security products distribution business and commodity-driven price increases in several major product lines, including higher copper prices, which added $24.2 million to current period sales.

     Gross Margins: Gross margins declined slightly in the first quarter of 2006 to 24.0% compared to 24.2% in the corresponding period in 2005. The decline in margins was primarily due to a higher percentage of large customer projects at lower margins. A decline in North America was offset by increases in Europe and Emerging Markets. Europe's gross margin improvement reflects both organic and acquired growth in the higher margin OEM supply market. Gross margin in the communications market in Europe continues to be challenged by comparatively weak demand and very competitive pricing.

     Operating Income: As a result of higher sales and tight expense control, operating margins were 5.6% in the first quarter of 2006 as compared to 4.5% in the first quarter of 2005. Operating expenses increased $24.8 million, or 14.3%, in the first quarter of 2006 from the corresponding period in 2005. The Infast acquisition increased operating expenses by $18.0 million, while changes in exchange rates decreased operating expenses by $1.3 million. Excluding the acquisition of Infast and the effects from changes in exchange rates, operating expenses increased $8.1 million, or 4.7%, primarily due to variable costs associated with higher sales volumes. Operating expenses remain under control and, as expected with growing revenues, the Company's expense structure was further leveraged in the first quarter of 2006.

     Interest Expense: Consolidated interest expense increased to $8.5 million in the first quarter of 2006 from $5.2 million in 2005. Interest expense increased due to the issuance of $200.0 million of unsecured Senior Notes on February 24, 2005 and additional borrowings resulting from the Infast acquisition in July of 2005 and the special dividend in October of 2005. The average long-term debt balance in the first quarter of 2006 was $660.6 million as compared to $451.8 million in the corresponding period in 2005. The average interest rate for the first quarter of 2006 and 2005 was 5.2% and 4.6%, respectively.

                           ANIXTER INTERNATIONAL INC.

     Other, net income (expense):

                                                            13 WEEKS ENDED
                                                         --------------------
                                                         MARCH 31,   APRIL 1,
                                                            2006       2005
                                                         ---------   --------
                                                             (IN MILLIONS)
Foreign exchange......................................     $(0.6)     $(1.1)
Cash surrender value of life insurance policies.......     $ 0.8      $(0.5)
Other.................................................     $(0.3)     $(0.1)
                                                           -----      -----
                                                           $(0.1)     $(1.7)
                                                           =====      =====

     Foreign exchange produced a net loss of $0.6 million in the first quarter of 2006 as compared to $1.1 million in the corresponding period of 2005. The decrease in losses was primarily driven by improvement in Europe foreign exchange.

     Income Taxes: The consolidated tax provision increased to $19.7 million in the first quarter of 2006 from $12.3 million in the first quarter of 2005, primarily due to an increase in income before taxes. The first quarter of 2006 effective tax rate is 38.6% compared to 37.6% in 2005. The increase in the effective tax rate is primarily due to a favorable tax reserve adjustment in the 2005 period that did not recur, and a reduction in the amount of excess cash balances invested in tax-exempt securities. The change in tax rate decreased net income by $0.5 million, or $0.01 per diluted share, in the first quarter of 2006 as compared to the corresponding period in 2005.

NORTH AMERICA RESULTS OF OPERATIONS

                                                                 13 WEEKS ENDED
                                                         ------------------------------
                                                         MARCH 31,   APRIL 1,   PERCENT
                                                            2006       2005      CHANGE
                                                         ---------   --------   -------
                                                                  (IN MILLIONS)
Net sales ............................................     $778.8     $650.9     19.6%
Gross profit .........................................     $186.0     $158.8     17.1%
Operating expenses ...................................     $139.1     $126.7      9.8%
Operating income .....................................     $ 46.9     $ 32.1     45.9%

Net Sales: When compared to the corresponding period in 2005, North America net sales for the 13 weeks ended March 31, 2006 increased 19.6% to $778.8 million, including $5.1 million due to the acquisition of Infast and a $6.5 million favorable effect of exchange rates. Enterprise Cabling and security solutions sales in North America increased $47.3 million in the first quarter of 2006, or 14.5%, compared to the corresponding period in the prior year, $2.3 million of which was due to the stronger Canadian dollar. The increase represents improved demand from both new and existing customers and product line expansion. Industrial Wire and Cable sales increased $72.0 million in the first quarter of 2006 as compared to the first quarter of 2005, $4.1 million of which was due to the stronger Canadian dollar, while $22.6 million of sales growth was attributable to the effects of higher copper prices. The North America Industrial Wire and Cable sales increase of $45.3 million, or 26.5%, (excluding the effects of foreign exchange and higher copper prices) resulted from a combination of increased demand from both new and existing customers. In the OEM supply market, sales increased 21.3%, or $18.0 million, to $102.4 million. Excluding Infast and $0.1 million of favorable foreign exchange, North America OEM supply sales increased $12.8 million, or 15.2%, as a result of the expansion of existing contracts and new contract additions. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 12.1%, or $6.1 million, as compared to the first quarter of 2005.

     Gross Margins: Gross margins decreased to 23.9% in the first quarter of 2006 from 24.4% for the same period in 2005. The decrease is attributable to a higher percentage of large projects at reduced margins.

                           ANIXTER INTERNATIONAL INC.

     Operating Income: Operating expenses increased $12.4 million in the first quarter of 2006 from the corresponding period in 2005. The increase is primarily due to variable costs associated with the increase in sales volume, the addition of Infast expenses of $1.2 million and a $1.0 million increase due to exchange rate changes. Due to the growing sales and the associated leveraging of the expense structure, North America operating margins increased to 6.0% in the first quarter of 2006 from 4.9% in the same period in 2005. Exchange rate changes had a $0.5 million favorable impact on operating income.

EUROPE RESULTS OF OPERATIONS

                                                                 13 WEEKS ENDED
                                                         ------------------------------
                                                         MARCH 31,   APRIL 1,   PERCENT
                                                            2006       2005      CHANGE
                                                         ---------   --------   -------
                                                                  (IN MILLIONS)
Net sales ............................................     $219.4     $168.3     30.4%
Gross profit .........................................     $ 55.9     $ 42.0     33.2%
Operating expenses ...................................     $ 48.5     $ 35.9     35.1%
Operating income .....................................     $  7.4     $  6.1     22.0%

     Net Sales: Europe net sales increased 30.4% in the first quarter of 2006 to $219.4 million from $168.3 million in the first quarter of 2005, including $65.0 million due to the acquisition of Infast. The Europe net sales increase was partially offset by an unfavorable effect from changes in foreign exchange rates of $12.6 million. Excluding the acquisition of Infast and the unfavorable effects of foreign currency, local currency sales declined approximately 1% representing weak market conditions throughout continental Europe in the communications marketplace. Sales in the OEM supply market grew $66.1 million in the first quarter of 2006 as compared to the corresponding period in 2005. Excluding the acquisition of Infast and the unfavorable effects of foreign currency of $3.0 million, sales in the OEM supply market increased $4.1 million, or 11.8%.

     Gross Margins: Europe's gross margins increased to 25.5% in the first quarter of 2006 from 25.0% in the same period in 2005. The increase is a result of a higher growth rate in the OEM supply market compared to the communication market. Europe's gross margin improvement reflects both organic and acquired growth in the higher margin OEM supply market. Gross margin in the communications market in Europe continues to be challenged by comparatively weak demand and very competitive pricing.

     Operating Income: Compared to the first quarter of 2005, Europe's operating expenses increased 35.1%, or $12.6 million, to $48.5 million in the first quarter of 2006. Included in the increase is $16.8 million as a result of the acquisition of Infast, partially offset by $2.6 million for favorable changes in exchange rates. Infast's operating expenses were unfavorably affected in the first quarter of 2006 by a $1.1 million provision related to a lease guarantee on a facility occupied by a former affiliate of Infast that ceased operations during the quarter. Excluding the exchange rate impact and the acquisition of Infast, operating expenses were 4.5%, or $1.6 million, lower than the first quarter of 2005. Europe operating margins decreased from 3.6% in the first quarter of 2005 to 3.4% in 2006. While the European OEM supply business continues to generate solid operating margins, the communication business continues to be challenged by comparatively weak demand and very competitive pricing. Exchange rate changes had a $0.5 million unfavorable impact on operating income.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                                 13 WEEKS ENDED
                                                         ------------------------------
                                                         MARCH 31,   APRIL 1,   PERCENT
                                                            2006       2005      CHANGE
                                                         ---------   --------   -------
                                                                  (IN MILLIONS)
Net sales ............................................     $72.3       $57.3      26.2%
Gross profit .........................................     $15.3       $11.6      31.6%
Operating expenses ...................................     $10.0       $10.2      (2.5)%
Operating income .....................................     $ 5.3       $ 1.4     283.1%

                           ANIXTER INTERNATIONAL INC.

     Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 26.2%, to $72.3 million in the first quarter of 2006, from $57.3 million in the first quarter of 2005. Latin America sales grew 29.3%, while Asia Pacific sales were up 17.6% during the first quarter of 2006 compared to the corresponding period in 2005. The sales growth in Latin America was throughout the region. The increase in Asia Pacific is due to strong sales in Australia and India. Exchange rate changes had a $0.9 million favorable impact on sales.

     Gross Margins: During the first quarter of 2006, Emerging Markets' gross margins increased to 21.2% from 20.3% in the corresponding period in 2005. The increase primarily resulted from the strong performance in Mexico and Brazil.

     Operating Income: Operating expenses decreased $0.2 million, or 2.5%, in the first quarter of 2006 as compared to the corresponding period in 2005. A favorable sales tax-related settlement in Australia reduced operating expenses $2.2 million in the first quarter of 2006. Excluding the sales tax-related settlement, operating expenses were $2.0 million higher than the first quarter of 2005. Emerging Markets' operating margins increased to 7.4% (4.3% excluding the favorable affect of the sales tax related settlement of $2.2 million) in the first quarter of 2006 from 2.4% in 2005 primarily as a result of the sales growth and resulting leveraging of the expense structure. Exchange rate changes had a $0.1 million unfavorable impact on operating income.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                       ANIXTER INTERNATIONAL INC.


May 5, 2006                            By: /s/ Robert W. Grubbs
                                           -------------------------------------
                                           Robert W. Grubbs
                                           President and Chief Executive Officer


May 5, 2006                            By: /s/ Dennis J. Letham
                                           -------------------------------------
                                           Dennis J. Letham
                                           Senior Vice President - Finance
                                           and Chief Financial Officer