Form 10-Q
period 2006-06-30
ANIXTER INTERNATIONAL INC
filed 2006-08-04
CIK 52795

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

                  For the quarterly period ended June 30, 2006

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

     Yes  [ ] No  [X]

     At July 28, 2006, 39,136,394 shares of the registrant's Common Stock, $1.00 par value, were outstanding.

================================================================================

                           ANIXTER INTERNATIONAL INC.


                                TABLE OF CONTENTS

                                         PART I. FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                          -------
Item 1.     Financial Statements........................................................................      1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................      *

Item 4.     Controls and Procedures.....................................................................     24

                                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ..........................................................................      *

Item 1A.    Risk Factors................................................................................      *

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.................................      *

Item 3.     Defaults Upon Senior Securities.............................................................      *

Item 4.     Submission of Matters to a Vote of Security Holders.........................................     25

Item 5.     Other Information...........................................................................     25

Item 6.     Exhibits....................................................................................     25


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               13 WEEKS ENDED                    26 WEEKS ENDED
                                                        ---------------------------       -----------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   JUNE 30,         JULY 1,         JUNE 30,           JULY 1,
                                                            2006            2005             2006              2005
                                                        -----------       ---------       -----------       -----------
NET SALES...........................................    $   1,239.8       $   936.1       $   2,310.3       $   1,812.6

Cost of operations:

  Cost of goods sold................................          932.7           713.6           1,746.0           1,377.7

  Operating expenses................................          215.0           175.5             411.7             347.6

  Amortization of intangibles.......................            1.1             0.8               2.0               1.5
                                                        -----------       ---------       -----------       -----------

     Total costs and expenses.......................        1,148.8           889.9           2,159.7           1,726.8
                                                        -----------       ---------       -----------       -----------

OPERATING INCOME....................................           91.0            46.2             150.6              85.8

Other expense:

  Interest expense..................................           (9.0)           (6.8)            (17.5)            (12.0)

  Extinguishment of debt............................             --            (1.2)               --              (1.2)

  Other, net........................................           (1.5)           (0.3)             (1.6)             (2.0)
                                                        -----------       ---------       -----------       -----------

Income before income taxes..........................           80.5            37.9             131.5              70.6

Income tax expense..................................           31.1            13.5              50.8              25.8
                                                        -----------       ---------       -----------       -----------

NET INCOME..........................................    $      49.4       $    24.4       $      80.7       $      44.8
                                                        ===========       =========       ===========       ===========

NET INCOME PER SHARE:

  Basic.............................................    $      1.27       $    0.64       $      2.08       $      1.19

  Diluted...........................................    $      1.15       $    0.61       $      1.89       $      1.12





   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,        DECEMBER 30,
                                                                                           2006             2005
                                                                                        ----------       ----------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                    (UNAUDITED)

                                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................................................     $     20.9       $     21.8
  Accounts receivable (less allowances of $17.7 and $19.6
    in 2006 and 2005, respectively)................................................          919.6            772.3
  Inventories......................................................................          806.5            711.5
  Deferred income taxes............................................................           17.8             16.5
  Other current assets.............................................................           14.9             14.6
                                                                                        ----------       ----------
       Total current assets........................................................        1,779.7          1,536.7
Property and equipment, at cost....................................................          200.5            194.7
Accumulated depreciation...........................................................         (144.4)          (141.6)
                                                                                        ----------       ----------
       Net property and equipment..................................................           56.1             53.1
Goodwill...........................................................................          345.2            320.2
Other assets.......................................................................          111.5            102.1
                                                                                        ----------       ----------
                                                                                        $  2,292.5       $  2,012.1
                                                                                        ==========       ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................................................     $    519.1       $    436.0
  Accrued expenses.................................................................          178.7            168.1
                                                                                        ----------       ----------
       Total current liabilities...................................................          697.8            604.1
Long-term debt.....................................................................          701.3            625.1
Other liabilities..................................................................           72.7             76.5
                                                                                        ----------       ----------
       Total liabilities...........................................................        1,471.8          1,305.7

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000 shares authorized, 39,070,346 and
    38,378,182 shares issued and outstanding in 2006 and
    2005, respectively.............................................................           39.1             38.4
  Capital surplus..................................................................           97.3             79.6
  Retained earnings................................................................          674.7            594.0
  Accumulated other comprehensive income (loss):
    Foreign currency translation...................................................           11.7             (1.5)
    Minimum pension liability......................................................           (4.9)            (4.9)
    Unrealized gain on derivatives.................................................            2.8              0.8
                                                                                        ----------       ----------
      Total accumulated other comprehensive income (loss)..........................            9.6             (5.6)
                                                                                        ----------       ----------
       Total stockholders' equity..................................................          820.7            706.4
                                                                                        ----------       ----------
                                                                                        $  2,292.5       $  2,012.1
                                                                                        ==========       ==========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                26 WEEKS ENDED
                                                                           -----------------------
(IN MILLIONS)                                                              JUNE 30,        JULY 1,
                                                                             2006           2005
                                                                           --------       --------
OPERATING ACTIVITIES
  Net income ......................................................        $   80.7       $   44.8
  Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation ...................................................             9.6            8.1
   Amortization of stock compensation .............................             5.0            3.5
   Accretion of zero coupon convertible notes .....................             2.5            4.8
   Amortization of intangible assets and deferred financing costs .             2.3            1.8
   Deferred income taxes ..........................................             1.0           10.5
   Loss on extinguishment of debt .................................              --            1.2
   Stock option income tax benefits ...............................              --            3.3
   Excess income tax benefit from employee stock plans ............            (6.2)            --
   Changes in current assets and liabilities, net .................          (131.1)         (97.7)
   Other, net .....................................................            (3.4)           2.2
                                                                           --------       --------
      Net cash used in operating activities .......................           (39.6)         (17.5)

INVESTING ACTIVITIES
   Acquisition of businesses ......................................           (29.1)            --
   Capital expenditures ...........................................           (11.5)          (6.8)
   Restricted cash in escrow ......................................              --          (76.6)
                                                                           --------       --------
      Net cash used in investing activities .......................           (40.6)         (83.4)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings .............................           323.9          104.6
   Repayment of long-term borrowings ..............................          (259.8)        (166.6)
   Proceeds from issuance of common stock .........................             9.8            7.6
   Excess income tax benefit from employee stock plans ............             6.2             --
   Payment of cash dividend .......................................            (0.8)          (0.1)
   Bond proceeds ..................................................              --          199.6
   Retirement of 7% zero coupon convertible notes .................              --          (69.9)
   Proceeds from interest rate hedges .............................              --            1.8
   Deferred financing costs .......................................              --           (2.1)
                                                                           --------       --------
      Net cash provided by financing activities ...................            79.3           74.9

DECREASE IN CASH AND CASH EQUIVALENTS FROM OPERATIONS .............            (0.9)         (26.0)
  Cash and cash equivalents at beginning of period ................            21.8           53.4
                                                                           --------       --------
  Cash and cash equivalents at end of period ......................        $   20.9       $   27.4
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

    STOCK BASED COMPENSATION: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. Also, in accordance with the modified version of prospective application of adopting SFAS 123(R), the Company has classified the tax benefits received associated with employee stock compensation as a financing cash flow item in its condensed consolidated statement of cash flows for the 26 weeks ended June 30, 2006. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

    In November 2005, FASB issued FSP 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards which describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). Applying the provisions of FSP 123(R)-3 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    Prior to the adoption of SFAS 123(R), the Company elected to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the option exercise price and was charged to operations over the vesting period. In accordance with SFAS 123(R), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs for the plans have been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period representing the requisite service period.

    Based on the number of options outstanding at December 31, 2005, the adoption of SFAS No. 123(R) by the Company resulted in additional expense of approximately $0.1 million and $0.7 million in the 13 and 26 weeks ended June 30, 2006, respectively. The remaining stock options outstanding for which the remaining requisite service period had yet to be rendered at the beginning of the year is less than $0.1 million. The effect of adopting SFAS No. 123(R) did not have a material effect on the Company's income before taxes, net income, basic and diluted earnings per share for the 13 weeks ended June 30, 2006. As a result of adopting Statement 123(R) on December 31, 2005, the Company's income before income taxes and net income for the 26 weeks ended June 30, 2006, are $0.7 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Both basic and diluted earnings per share for the 26 weeks ended June 30, 2006 are $0.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. For further information, See Note 5. "Preferred Stock and Common Stock."

                           ANIXTER INTERNATIONAL INC.

    Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, since the exercise price of the Company's grants equaled the stock price on the date of grant, no compensation expense had been recognized in the condensed consolidated statements of operations for the stock option plans. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. However, pro forma net income and net income per share amounts are presented in the table below for the comparative 13 and 26 weeks ended July 1, 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards.

                                                                     13 WEEKS ENDED   26 WEEKS ENDED
                                                                     --------------   --------------
                                                                         JULY 1,          JULY 1,
                                                                          2005             2005
                                                                     --------------   --------------
(IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE:
Net income as reported .............................................    $   24.4          $   44.8
Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net ......................................         1.4               2.4
 Deduct: SFAS No. 123 Stock-based employee compensation
  expense, net .....................................................        (2.1)             (4.0)
                                                                        --------          --------
   Pro forma net income ............................................    $   23.7          $   43.2
                                                                        ========          ========
BASIC EARNINGS PER SHARE:
  As reported ......................................................    $   0.64          $   1.19
  Pro forma ........................................................    $   0.63          $   1.15

DILUTED EARNINGS PER SHARE:
Net income as reported .............................................    $   24.4          $   44.8
 Add: APB Opinion No. 25 Stock-based employee compensation
  included in net income, net ......................................         1.4               2.4
 Add: Interest impact of assumed conversion of convertible notes....          --               0.8
 Deduct: SFAS No. 123 Stock-based employee compensation
  expense, net .....................................................        (2.1)             (4.0)
                                                                        --------          --------
Pro forma net income ...............................................    $   23.7          $   44.0
                                                                        ========          ========
DILUTED EARNINGS PER SHARE:
  As reported ......................................................    $   0.61          $   1.12
  Pro forma ........................................................    $   0.59          $   1.07

    The weighted-average fair value of the Company's 2001 and 2002 stock options was $14.74 and $14.92 per share, respectively, as estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions applicable to the grants: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections -- A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48, if any, on the Company's financial statements.

                           ANIXTER INTERNATIONAL INC.

NOTE 2. INCOME PER SHARE

    The following table sets forth the computation of basic and diluted income per share:

                                                          13 WEEKS ENDED              26 WEEKS ENDED
                                                      ----------------------      ----------------------
                                                      JUNE 30,       JULY 1,      JUNE 30,       JULY 1,
                                                        2006          2005          2006          2005
                                                      --------      --------      --------      --------
(IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC INCOME PER SHARE:
  Net income ......................................   $   49.4      $   24.4      $   80.7      $   44.8
  Weighted-average common shares outstanding ......       39.0          37.8          38.8          37.7
  Net income per share ............................   $   1.27      $   0.64      $   2.08      $   1.19

DILUTED INCOME PER SHARE:
  Net income ......................................   $   49.4      $   24.4      $   80.7      $   44.8
  Net interest impact of assumed conversion of
   convertible notes ..............................         --            --            --           0.8
                                                      --------      --------      --------      --------
  Adjusted net income .............................   $   49.4      $   24.4      $   80.7      $   45.6
                                                      ========      ========      ========      ========

  Weighted-average common shares outstanding ......       39.0          37.8          38.8          37.7
  Effect of dilutive securities:
    Stock options and units .......................        1.5           1.3           1.5           1.3
    Convertible notes due 2033 ....................        2.4           1.0           2.3           0.9
    Convertible notes due 2020 ....................         --            --            --           0.8
                                                      --------      --------      --------      --------
  Weighted-average common shares outstanding ......       42.9          40.1          42.6          40.7
                                                      ========      ========      ========      ========

  Net income per share ............................   $   1.15      $   0.61      $   1.89      $   1.12


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

    Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. As a result of the conversion value exceeding the accreted principal, 2.4 million and 2.3 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 and 26 weeks ended June 30, 2006. In the corresponding periods in 2005, 1.0 million and
0.9 million additional shares related to the Convertible Notes due 2033 have been included in the dilutive weighted average common shares outstanding for the 13 and 26 weeks ended, respectively.

                           ANIXTER INTERNATIONAL INC.

    In the 26 weeks ended July 1, 2005, the Company included 0.8 million of common stock equivalents, relating to its 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"), in its calculation of diluted income per share because the effect was dilutive. Because the Convertible Notes due 2020 were included in the diluted shares outstanding, the related $0.8 million net interest expense was excluded from the determination of net income in the calculation of diluted income per share for the 26 weeks ended July 1, 2005. The impact of the Convertible Notes due 2020 was less than $0.01 per diluted share for the 26 weeks ended July 1, 2005. There was no dilutive effect for the 13 weeks ended July 1, 2005. The Convertible Notes due 2020 were retired on June 28, 2005.

    In both the 13 weeks ended June 30, 2006 and July 1, 2005, the Company issued 0.2 million shares due to stock option exercises. In the 26 weeks ended June 30, 2006 and July 1, 2005, the Company issued 0.7 million and 0.6 million shares, respectively, due to stock option exercises and vesting of stock units.

NOTE 3. COMPREHENSIVE INCOME

    Comprehensive income, net of tax, consisted of the following:

                                                             13 WEEKS ENDED              26 WEEKS ENDED
                                                          --------------------       --------------------
(IN MILLIONS)                                             JUNE 30,     JULY 1,       JUNE 30,     JULY 1,
                                                           2006         2005           2006        2005
                                                          -------      -------       -------      -------
Net income ...........................................    $  49.4      $  24.4       $  80.7      $  44.8
Change in cumulative translation adjustment...........       10.9        (11.5)         13.2        (18.8)
Change in fair market value of derivatives............        1.3         (0.2)          2.0          1.6
                                                          -------      -------       -------      -------
Comprehensive income .................................    $  61.6      $  12.7       $  95.9      $  27.6
                                                          =======      =======       =======      =======

NOTE 4. INCOME TAXES

    The effective tax rate is 38.6% for both the 13 and 26 weeks ended June 30, 2006, compared to 35.7% and 36.6% for the corresponding periods in 2005, respectively. The increase in the effective tax rate is primarily due to the effect of a $1.4 million tax credit resulting from a favorable tax ruling in Europe during the second quarter of 2005. The change in tax rate (excluding the 2005 tax credit) increased net income by approximately $0.6 million, or $0.01 per diluted share, for the 13 weeks ended June 30, 2006 compared to the corresponding period in 2005. The change in the effective tax rate did not materially impact net income or earnings per share for the 26 weeks ended June 30, 2006 compared to the corresponding period in 2005.

NOTE 5. PREFERRED STOCK AND COMMON STOCK

  Preferred Stock

    The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding as of June 30, 2006 and December 30, 2005.

  Common Stock

    The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 39.1 million shares and 38.4 million shares were outstanding as of June 30, 2006 and December 30, 2005, respectively.

    No shares were repurchased in 2006 or 2005. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

  Stock Units

    Prior to 2003, the Company granted stock options to employees. Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately

                           ANIXTER INTERNATIONAL INC.

232,346 and 262,183 stock units to employees in the 26 weeks ended June 30, 2006 and July 1, 2005, respectively, with a grant-date fair value of $46.29 and $37.39 per share, respectively. The grant-date value of stock units is amortized and converted to an outstanding share of common stock over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. During the 13 and 26 weeks ended June 30, 2006, total compensation expense associated with the stock units was $2.2 million and $4.1 million, respectively. During the 13 and 26 weeks ended July 1, 2005, the total compensation expense associated with the stock units was $1.8 million and $3.2 million, respectively.

    In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. These stock units convert to common stock outstanding of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 and 26 weeks ended June 30, 2006 and July 1, 2005. The aggregate value at grant date was $0.3 million in the 13 weeks ended June 30, 2006 and July 1, 2005. The aggregate value at grant date was $0.7 million and $0.3 million in the 26 week period ending June 30, 2006 and July 1, 2005, respectively. Compensation expense associated with the director stock units was $0.3 million and $0.6 million for the 13 weeks ended June 30, 2006 and July 1, 2005, respectively. During the 26 weeks ended June 30, 2006, and July 1, 2005, total compensation expense associated with the director stock units was $0.7 million and $0.8 million, respectively.

    The following table summarizes the activity under the director and employee stock unit plans:

                                                            WEIGHTED                    WEIGHTED
                                            DIRECTOR        AVERAGE      EMPLOYEE       AVERAGE
                                             STOCK        GRANT DATE      STOCK        GRANT DATE
                                             UNITS           VALUE        UNITS          VALUE
                                            --------      ----------     --------      ----------
                                                           (UNITS IN THOUSANDS)
 Balance at December 30, 2005                  133.0       $   25.77       649.6       $   31.62
 Granted ...............................         8.4           39.12       232.3           46.29
 Converted .............................          --              --      (154.1)          27.04
 Canceled ..............................          --              --        (1.6)          30.62
                                            --------                     -------
 Balance at March 31, 2006 .............       141.4           26.57       726.2           37.29
                                            --------                     -------
 Granted ...............................         6.9           47.78          --              --
 Converted .............................       (31.2)          22.11          --              --
 Canceled ..............................          --              --       (10.1)          39.39
                                            --------                     -------
 Balance at June 30, 2006 ..............       117.1       $   29.01       716.1       $   37.26
                                            ========                     =======

Stock Options

    On May 18, 2006, the Company's stockholders approved the 2006 Stock Incentive Plan (the "Incentive Plan"). A total of 1.7 million shares of the Company's common stock may be issued pursuant to the Incentive Plan.

    At June 30, 2006, the Company had stock incentive plans that reserve 1.9 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

    On March 1, 2006, the Company granted an additional 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $3.5 million over the six-year vesting period representing the requisite service period. The weighted-average fair value of the 2006 stock option grant was $21.07 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.6%; and an average expected

                           ANIXTER INTERNATIONAL INC.

life of 7 years. Compensation expense associated with the 2006 option grant was $0.2 million for both the 13 and 26 week period ended June 30, 2006.

    The following table summarizes the activity under the employee stock option plan:

                                                             WEIGHTED       WEIGHTED
                                                              AVERAGE       AVERAGE         AGGREGATE
                                              EMPLOYEE       EXERCISE      REMAINING        INTRINSIC
                                               OPTIONS         PRICE          LIFE             VALUE
                                              --------       --------      ----------       ----------
                                        (OPTIONS IN THOUSANDS)                            (IN THOUSANDS)
Balance at December 30, 2005 ........          3,369.6       $   18.55
Granted .............................            168.0           46.29
Exercised ...........................           (400.3)          17.65
Canceled ............................             (0.7)          22.39
                                              --------
Balance at March 31, 2006 ...........          3,136.6           20.15     4.5 years        $  86,663.2
Granted .............................               --              --
Exercised ...........................           (153.1)          17.83
Canceled ............................               --              --
                                              --------
Balance at June 30, 2006 ............          2,983.5       $   20.27     4.5 years        $  81,112.0
                                              ========

Options exercisable at June 30, 2006:
2006 ................................          2,800.0       $   18.72     4.4 years        $  80,467.6

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day each fiscal quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006 and June 30, 2006, respectively. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the 13 weeks ended June 30, 2006 and July 1, 2005 was $5.2 million and $3.8 million, respectively. The total intrinsic value of options exercised for the 26 weeks ended June 30, 2006 and July 1, 2005 was $16.0 million and $8.4 million, respectively.

Summary of Non-Vested Shares

    The following table summarizes the activity of unvested employee stock units and options:

                                                                                   WEIGHTED
                                                                NON-VESTED       AVERAGE GRANT
                                                                  SHARES        DATE FAIR VALUE
                                                              ----------------  ----------------
                                                                (IN THOUSANDS)

Non-vested shares at December 30, 2005.....................             956.7     $       28.67
Granted....................................................             400.3             46.29
Vested.....................................................            (441.5)            24.01
Forfeited..................................................              (2.3)            28.08
                                                              ---------------
Non-vested shares at March 31, 2006........................             913.2             38.58
                                                              ---------------
Granted....................................................                --                --
Vested.....................................................              (3.5)            25.50
Forfeited..................................................             (10.1)            39.39
                                                              ---------------
Non-vested shares at June 30, 2006.........................             899.6     $       38.63
                                                              ===============


    As of June 30, 2006, there was $19.9 million of total unrecognized compensation cost related to unvested stock units and options granted.

                           ANIXTER INTERNATIONAL INC.

NOTE 6. ACQUISITION OF BUSINESSES

    On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast, which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the $200.0 million issuance of 5.95% senior notes due 2015 ("Senior Notes"). Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in 30 locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 and 26 weeks ended June 30, 2006 are Infast sales of $70.1 million and $140.2 million, respectively, and operating income of $1.2 million and $1.6 million, respectively.

    In connection with the acquisition of Infast and in accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company completed a restructuring plan that primarily includes facility closings, severance and other changes in the fair value of fixed assets. The cost associated with implementing this plan was $2.7 million and was accounted for as part of purchase accounting. The tangible net assets acquired of $31.8 million primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, the fair value of customer relationships has been recorded in the Company's condensed balance sheet at June 30, 2006. Intangible assets have been recorded as follows:

          - $8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and
          -    $31.9 million of goodwill.

    During the second quarter of 2006, the Company acquired IMS, Inc. ("IMS"), a wire and cable distributor in Connecticut. During the second quarter of 2006, the Company paid $25.3 million for IMS and held back $3.0 million to cover various representations and warranties. In addition, a net asset adjustment and a potential earn-out payment will be made during the next ten months that is expected to increase the purchase price by less than $2.0 million. IMS complements the Company's existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for both the 13 and 26 weeks ended June 30, 2006 are a total of $4.7 million of sales and $0.4 million of operating income for IMS. On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $6.8 million. The Company expects to make adjustments to this preliminary valuation once it completes its review of the following major areas for each business: accounts receivable, inventory and fixed assets. The third party valuation of the intangibles has not been completed; however, the Company has estimated the intangible assets as follows:

          - $7.0 million of intangible assets with a finite life of 8.0 years (customer relationships); and
          -    $14.5 million of goodwill.

    In addition to the above, the Company paid $3.8 million for a small acquisition in Eastern Europe.

    The three acquisitions discussed above were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company's operating results would not have been significant.

                           ANIXTER INTERNATIONAL INC.

NOTE 7. COMMITMENTS AND CONTINGENCIES

    As a result of the acquisition of Infast, the Company assumed a guarantee related to a lease obligation of a previously owned operating division of Infast. During the first quarter of 2006, the former Infast affiliate defaulted on its lease obligation and the Company received $3.0 million that was held in escrow in the event of such default. After taking into account the receipt of the escrow funds and the additional fair value liability established at acquisition date, the Company has estimated the future sublease revenue that it expects to realize during the lease term to be less than the amount due under the guarantee. Therefore, during the first quarter of 2006, the Company recorded a $1.1 million provision related to this lease guarantee.

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

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,   DECEMBER 30,
(IN MILLIONS)                                  2006        2005
                                            ----------  ----------
                                           (UNAUDITED)
 ASSETS:
  Current assets ........................   $  1,791.7  $  1,541.5
  Property, net .........................         55.8        52.7
  Goodwill and other intangibles ........        382.5       350.4
  Other assets ..........................         81.5        79.9
                                            ----------  ----------
                                            $  2,311.5  $  2,024.5
                                            ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities ...................   $    682.2  $    582.5
  Subordinated notes payable to parent...         33.0        30.5
  Long-term debt ........................        542.9       469.3
  Other liabilities .....................         86.9        89.8
  Stockholders' equity ..................        966.5       852.4
                                            ----------  ----------
                                            $  2,311.5  $  2,024.5
                                            ==========  ==========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               13 WEEKS ENDED        26 WEEKS ENDED
                                            --------------------   --------------------
(IN MILLIONS)                                JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                              2006        2005        2006       2005
                                            ---------   --------   ---------  ---------
Net sales ...............................   $ 1,239.8   $  936.1   $ 2,310.3  $ 1,812.6
Operating income ........................   $    92.2   $   47.6   $   153.1  $    88.2
Income before income taxes...............   $    81.7   $   39.4   $   134.4  $    72.2
Net income ..............................   $    49.8   $   25.2   $    82.0  $    45.5

                           ANIXTER INTERNATIONAL INC.

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

    Components of net periodic pension cost is as follows:

                                                                               13 WEEKS ENDED
                                                          -------------------------------------------------------
                                                               DOMESTIC             FOREIGN           TOTAL
                                                          -----------------  -----------------  -----------------
                                                          JUNE 30,  JULY 1,  JUNE 30,  JULY 1,  JUNE 30,  JULY 1,
                                                            2006     2005      2006     2005      2006     2005
                                                          --------  -------  --------  -------  --------  -------
                                                                               (IN MILLIONS)

Service cost ..........................................    $ 1.6    $ 1.5     $ 1.5    $ 1.2     $ 3.1    $ 2.7
Interest cost .........................................      2.0      2.0       3.2      1.3       5.2      3.3
Expected return on plan assets.........................     (2.2)    (1.8)     (3.2)    (1.2)     (5.4)    (3.0)
Net amortization ......................................      0.4      0.3       0.1      0.1       0.5      0.4
                                                           -----    -----     -----    -----     -----    -----
Net periodic cost .....................................    $ 1.8    $ 2.0     $ 1.6    $ 1.4     $ 3.4    $ 3.4
                                                           =====    =====     =====    =====     =====    =====

                                                                              26 WEEKS ENDED
                                                          -------------------------------------------------------
                                                              DOMESTIC            FOREIGN            TOTAL
                                                          -----------------  -----------------  -----------------
                                                          JUNE 30,  JULY 1,  JUNE 30,  JULY 1,  JUNE 30,  JULY 1,
                                                            2006     2005     2006      2005      2006     2005
                                                          --------  -------  --------  -------  --------  -------
                                                                              (IN MILLIONS)

Service cost ..........................................    $ 3.2    $ 3.0     $ 2.8    $ 2.5    $ 6.0     $ 5.5
Interest cost .........................................      4.1      4.0       5.0      2.5      9.1       6.5
Expected return on plan assets.........................     (4.4)    (3.6)     (5.0)    (2.2)    (9.4)     (5.8)
Net amortization ......................................      0.8      0.6       0.4      0.2      1.2       0.8
                                                           -----    -----     -----    -----    -----     -----
Net periodic cost .....................................    $ 3.7    $ 4.0     $ 3.2    $ 3.0    $ 6.9     $ 7.0
                                                           =====    =====     =====    =====    =====     =====

    In the 26 weeks ended June 30, 2006, the Company made contributions of approximately $3.0 million to the Anixter Inc. Pension Plan and approximately $6.6 million to its Foreign Plans. Currently, the Company estimates that it will make additional contributions in 2006 of approximately $8.3 million to the Anixter Inc. Pension Plan and approximately $1.9 million to its Foreign Plans.

                          ANIXTER INTERNATIONAL INC.

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

    Segment information for the 13 and 26 weeks ended June 30, 2006 and July 1, 2005 was as follows:

(IN MILLIONS)                                         13 WEEKS ENDED                     26 WEEKS ENDED
                                              ----------------------------        ----------------------------
                                               JUNE 30,           JULY 1,          JUNE 30,           JULY 1,
                                                 2006              2005              2006              2005
                                              ----------        ----------        ----------        ----------
NET SALES:
United States ............................    $    776.9        $    612.8        $  1,445.2        $  1,183.3
Canada ...................................         145.8              91.0             256.3             171.4
                                              ----------        ----------        ----------        ----------
  North America ..........................         922.7             703.8           1,701.5           1,354.7
Europe ...................................         240.7             164.7             460.1             333.0
Emerging Markets..........................          76.4              67.6             148.7             124.9
                                              ----------        ----------        ----------        ----------
                                              $  1,239.8        $    936.1        $  2,310.3        $  1,812.6
                                              ==========        ==========        ==========        ==========

OPERATING INCOME:
United States ............................    $     57.6        $     31.2        $     95.5        $     57.8
Canada ...................................          18.7               6.6              27.7              12.1
                                              ----------        ----------        ----------        ----------
  North America ..........................          76.3              37.8             123.2              69.9
Europe ...................................          10.5               5.5              17.9              11.6
Emerging Markets..........................           4.2               2.9               9.5               4.3
                                              ----------        ----------        ----------        ----------
                                              $     91.0        $     46.2        $    150.6        $     85.8
                                              ==========        ==========        ==========        ==========

                                                JUNE 30,        DECEMBER 30,
                                                 2006              2005
                                              ----------        ----------
 TOTAL ASSETS:
 United States............................    $  1,410.8        $  1,272.5
 Canada...................................         222.5             169.2
                                              ----------        ----------
   North America..........................       1,633.3           1,441.7
 Europe...................................         508.1             422.2
 Emerging Markets.........................         151.1             148.2
                                              ----------        ----------
                                              $  2,292.5        $  2,012.1
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

ACQUISITION OF BUSINESSES

    On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. As a result of the acquisition, Anixter assumed the outstanding debt obligations of Infast, which, at July 8, 2005, totaled approximately $26.5 million. The purchase of the shares was funded from on-hand cash balances derived from the $200.0 million issuance of 5.95% senior notes due 2015 ("Senior Notes"). Infast is a value-added distributor of fasteners and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries. Infast employs approximately 900 people located in 30 locations in the United Kingdom and the United States. The Company believes Infast's business model complements its strategy of building a global original equipment manufacturer supply business. Included in the results of the Company for the 13 and 26 weeks ended June 30, 2006 are Infast sales of $70.1 million and $140.2 million, respectively, and operating income of $1.2 million and $1.6 million, respectively.

    In connection with the acquisition of Infast and in accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-03, the Company completed a restructuring plan that primarily includes facility closings, severance and other changes in the fair value of fixed assets. The cost associated with implementing this plan was $2.7 million and was accounted for as part of purchase accounting. The tangible net assets acquired of $31.8 million primarily consist of accounts receivable, inventory, fixed assets and prepaid expenses. Based upon a third party valuation, the fair value of customer relationships has been recorded in the Company's condensed balance sheet at June 30, 2006. Intangible assets have been recorded as follows:

          - $8.1 million of intangible assets with a finite life of 8.0 years (customer relationships); and
          -    $31.9 million of goodwill.

    During the second quarter of 2006, the Company acquired IMS, Inc. ("IMS"), a wire and cable distributor in Connecticut. During the second quarter of 2006, the Company paid $25.3 million for IMS and held back $3.0 million to cover various representations and warranties. In addition, a net asset adjustment and a potential earn-out payment will be made during the next ten months that is expected to increase the purchase price by less than $2.0 million. IMS complements the Company's existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for both the 13 and 26 weeks ended June 30, 2006 are a total of $4.7 million of sales and $0.4 million of operating income for IMS. On a preliminary basis, the Company has estimated the fair value of the tangible net assets acquired at $6.8 million. The Company expects to make adjustments to this preliminary valuation once it completes its review of the following major areas for each business: accounts receivable, inventory and fixed assets. The third party valuation of the intangibles has not been completed; however, the Company has estimated the intangible assets as follows:

          - $7.0 million of intangible assets with a finite life of 8.0 years (customer relationships); and
          -    $14.5 million of goodwill.

    In addition to the above, the Company paid $3.8 million for a small acquisition in Eastern Europe.

                           ANIXTER INTERNATIONAL INC.


    The three acquisitions discussed above were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company's operating results would not have been significant.

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

Cash Flow

    Consolidated net cash used in operating activities was $39.6 million in the 26 weeks ended June 30, 2006 compared to $17.5 million in the same period in 2005. The increase in cash flow used in operations is primarily due to the increase in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities) needed to support the 27.5% increase in sales.

    Consolidated net cash used in investing activities was $40.6 million in the 26 weeks ended June 30, 2006 compared to $83.4 million in the corresponding period in 2005. In the second quarter of 2006, the Company spent $29.1 million to acquire IMS and a small business in Eastern Europe. Capital expenditures increased $4.7 million in the 26 weeks ended June 30, 2006 as compared to the year ago period. Capital expenditures are expected to be approximately $28 million in 2006 as the Company invests in the consolidation of certain facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure. In the second quarter of 2005, the Company was required to transfer $76.6 million of cash to an escrow account to pay for the acquisition of the shares of Infast and related transaction costs.

    Consolidated net cash provided by financing activities was $79.3 million in the 26 weeks ended June 30, 2006 compared to $74.9 million in the corresponding period in 2005. Proceeds from the issuance of common stock relating to the exercise of stock options were $9.8 million in the 26 weeks ended June 30, 2006 compared to $7.6 million in the corresponding period in 2005. The first half of 2006 includes $6.2 million of cash provided from the income tax benefit associated with employee stock plans as a result of the Company's adoption of Statement of SFAS 123(R). In 2005, the tax benefit was classified in operating activities. In the 26 weeks ended June 30, 2006, the Company increased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $64.1 million compared to a decrease of $62.0 million in the corresponding period in 2005. In the 26 weeks ended July 1, 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). The proceeds of $199.6 million were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast. Issuance costs related to the offering were $2.1 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering.

                           ANIXTER INTERNATIONAL INC.


Financings

    On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued the Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Net issuance costs of approximately $0.3 million associated with the Senior Notes are being amortized through March 1, 2015 using the straight-line method.

    At June 30, 2006, the primary liquidity source for Anixter is the $275.0 million, five-year bank revolving credit agreement, of which $112.0 million was outstanding. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.4 million in the first half of 2006 and 2005 and were included in interest expense in the condensed consolidated statements of operations.

    In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend to Anixter Inc. The Canadian dollar borrowing rate under the agreement is the BA/CDOR rate plus the applicable bankers' acceptance fee (currently 125 basis points) or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 27.5 basis points. At June 30, 2006 and December 30, 2005, $30.5 million and $25.8 million (U.S. dollar) was borrowed under the facility, respectively.

    Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at June 30, 2006 and December 30, 2005, certain foreign subsidiaries had approximately $34.6 million and $30.5 million, respectively, available under bank revolving lines of credit, $34.4 million and $2.9 million of which was borrowed and included in long-term debt outstanding at June 30, 2006 and December 30, 2005, respectively.

    In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the first half of 2006 and 2005 was approximately $156.5 million and $121.1 million, respectively. The effective rate on the ARC funding was 5.4% and 3.5% in the first half of 2006 and 2005, respectively.

    The Company's revolving credit agreements require certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio requirement of the primary bank revolving credit agreement, as of June 30, 2006, the total availability of all revolving lines of credit at Anixter was permitted to be borrowed, of which $115.9 million may be used to pay dividends to the Company. The Company's debt-to-total capitalization decreased from 47.0% at December 30, 2005 to 46.2% at June 30, 2006.

    Consolidated interest expense was $9.0 million and $6.8 million in the second quarter of 2006 and 2005, respectively, and $17.5 million and $12.0 million for the first half of 2006 and 2005, respectively. The increase in interest expense is primarily due to a combination of higher debt levels and modestly higher interest rates on the percentage of our borrowings that are based on variable rates. While interest rates on approximately two thirds of our borrowings were fixed at the end of the second quarter in 2006, our weighted average cost of borrowings increased to 5.3% from 5.1% in the second quarter of 2005.

                           ANIXTER INTERNATIONAL INC.

SECOND QUARTER 2006 RESULTS OF OPERATIONS

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

    During the second quarter of 2006, the Company experienced very solid, broad-based sales growth in nearly all of the end markets it serves and made continued progress on initiatives to grow its security business and supply chain service offerings. Second quarter growth was particularly strong in the electrical wire and cable market due to strong end-market customer demand, global expansion of the markets served and higher copper prices. Our success in these areas during the second quarter contributed to record quarterly sales and operating performance for the Company.

    The Company's recent operating results, however, have been favorably affected by the rise in commodity prices, primarily copper, which are components in some of the products sold. As current inventory purchase costs increase due to higher commodity prices, the Company's percentage mark-up to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

CONSOLIDATED RESULTS OF OPERATIONS

                                                    13 WEEKS ENDED
                                        --------------------------------------
                                         JUNE 30,       JULY 1,      PERCENT
                                           2006          2005         CHANGE
                                        ----------   ------------   ----------
                                                     (IN MILLIONS)
Net sales.............................. $  1,239.8    $     936.1      32.4%
Gross profit........................... $    307.1    $     222.5      38.0%
Operating expenses..................... $    216.1    $     176.3      22.7%
Operating income....................... $     91.0    $      46.2      96.6%

    Net Sales: The Company's net sales during the second quarter of 2006 increased 32.4% to $1,239.8 million from $936.1 million in the same period in 2005. The acquisitions of Infast in July of 2005 and IMS in May of 2006 accounted for $74.8 million of the increase while favorable foreign exchange rate contributed $14.0 million to second quarter sales as compared to the year ago period. Excluding the acquisitions of Infast and IMS and the effects from changes in exchange rates, the Company's net sales increased approximately 23.0% during the 13 weeks ended June 30, 2006 from the same period in 2005. The factors driving our strong organic growth were consistent with those the Company has seen the past few quarters, although at a significantly accelerated pace. In the most recent quarter, the Company experienced very strong growth in larger project business particularly as it relates to data center builds in the enterprise cabling market and with natural resources customers within our electrical wire and cable market. At the same time, the Company continues to experience strong growth in security product sales. Lastly, rising copper prices contributed to our organic growth in the most recent quarter. During the quarter, higher copper prices accounted for an estimated $48 million of our year-on-year increase in sales within the electrical wire and cable market.

    Gross Margins: Gross margins increased in the second quarter of 2006 to 24.8% compared to 23.8% in the corresponding period in 2005. The improvement in margins primarily reflects the effects of sharply higher copper prices in the quarter from the sell-through of lower cost inventory in the electrical wire and cable market.

                           ANIXTER INTERNATIONAL INC.

    Operating Income: As a result of the significant sales growth, higher copper prices and tight expense control, operating margins were 7.3% in the second quarter of 2006 as compared to 4.9% in the second quarter of 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins in the electrical wire and cable market had the effect of increasing operating income by $16 million versus the year ago quarter. Included in the $16 million increase in operating income is approximately $6 million due to the sell-through of lower cost inventory due to the significant run up in copper prices during the second quarter. Assuming copper prices remain at the second quarter levels, this component of the copper price impact ($6 million) is not expected to repeat in future quarters. Excluding the effects of higher copper prices, operating margins would have been approximately 6.3%. Operating expenses increased $39.8 million, or 22.7%, in the second quarter of 2006 from the corresponding period in 2005. The Infast and IMS acquisitions increased operating expenses by $18.6 million, while changes in exchange rates increased operating expenses by $1.7 million. Excluding the acquisitions of Infast and IMS and the effects from changes in exchange rates, operating expenses increased approximately $19.5 million, or 11.1%, primarily due to variable costs associated with higher sales volumes. Operating expenses remain under control and, as expected with growing revenues, the Company's expense structure was further leveraged in the second quarter of 2006.

    Interest Expense: Consolidated interest expense increased to $9.0 million in the second quarter of 2006 from $6.8 million in 2005. Interest expense increased due to the issuance of the Senior Notes and additional borrowings to fund both the acquisition of Infast in July of 2005 and the special dividend in October of 2005. The average long-term debt balance in the second quarter of 2006 was $679.2 million as compared to $561.0 million in the corresponding period in 2005. The average interest rate for the second quarter of 2006 and 2005 was 5.3% and 5.1%, respectively.

    Other, net income (expense):

                                                              13 WEEKS ENDED
                                                          ---------------------
                                                          JUNE 30,       JULY 1,
                                                           2006           2005
                                                          -------        ------
                                                              (IN MILLIONS)

Foreign exchange .......................................  $ (1.1)        $ (1.2)
Cash surrender value of life insurance policies.........    (0.2)           0.5
Interest income ........................................     0.1            1.1
Other ..................................................    (0.3)          (0.7)
                                                          ------         ------
                                                          $ (1.5)        $ (0.3)
                                                          ======         ======

    Due to lower cash balances, interest income declined $1.0 million in the second quarter of 2006 from the prior corresponding period.

    Income Taxes: The consolidated tax provision increased to $31.1 million in the second quarter of 2006 from $13.5 million in the second quarter of 2005, primarily due to an increase in income before taxes and a $1.4 million tax credit resulting from a favorable tax ruling in Europe in the second quarter of 2005. The second quarter of 2006 effective tax rate is 38.6% compared to 39.3% (excluding the $1.4 million tax credit) in the year ago period. The change in tax rate increased net income by $0.6 million, or $0.01 per diluted share, in the second quarter of 2006 as compared to the corresponding period in 2005.

NORTH AMERICA RESULTS OF OPERATIONS

                                                      13 WEEKS ENDED
                                           -------------------------------------
                                            JUNE 30,      JULY 1,       PERCENT
                                              2006         2005          CHANGE
                                           ---------   -------------    --------
                                                       (IN MILLIONS)
Net sales..............................    $   922.7    $     703.8       31.1%
Gross profit...........................    $   228.5    $     167.7       36.3%
Operating expenses.....................    $   152.2    $     129.9       17.2%
Operating income.......................    $    76.3    $      37.8      101.9%

                           ANIXTER INTERNATIONAL INC.


    Net Sales: When compared to the corresponding period in 2005, North America net sales for the 13 weeks ended June 30, 2006 increased 31.1% to $922.7 million, including $9.4 million due to the acquisitions of Infast and IMS and a $14.7 million favorable effect of Canadian exchange rates. Enterprise cabling and security solutions sales in North America increased $83.5 million in the second quarter of 2006, or 22.6%, compared to the corresponding period in the prior year, $4.3 million of which was due to the stronger Canadian dollar. The remainder of the increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. North America electrical wire and cable sales increased $114.1 million, or 60.5%, due to a combination of increased demand from existing customers, the addition of new customers, the effects of higher copper prices (which added approximately $43 million to sales), the stronger Canadian dollar (which added approximately $10.0 million to second quarter sales) and the acquisition of IMS (which added approximately $4.7 million to sales). Excluding the effects of copper, foreign exchange and IMS, the electrical wire and cable sales were up approximately 30.0% in the second quarter of 2006 as compared to the corresponding period in 2005. In the OEM supply market, sales increased 26.0%, or $21.9 million, to $106.2 million. Excluding Infast sales of $4.7 million and $0.1 million of favorable foreign exchange, North America OEM supply sales increased approximately $17.1 million, or 20.3%, as a result of the expansion of existing contracts and new contract additions. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market were essentially flat as compared to the second quarter of 2005.

    Gross Margins: Gross margins increased to 24.8% in the second quarter of 2006 from 23.8% for the same period in 2005. The increase is primarily due to the increase in copper prices in the quarter from the sell-through of lower cost inventory in the electrical wire and cable market.

    Operating Income: Operating expenses increased $22.3 million in the second quarter of 2006 from the corresponding period in 2005. The increase is primarily due to variable costs associated with the increase in sales volume, the addition of Infast and IMS expenses and exchange rate changes. Due to the growing sales, higher copper prices and associated leveraging of the expense structure, operating margins were 8.3% in the second quarter of 2006 as compared to 5.4% in the second quarter of 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins in the electrical wire and cable market had the effect of increasing operating income by $15 million versus the year ago quarter. Excluding the effects of higher copper prices, operating margins would have been approximately 7.0%. Canadian exchange rate changes had a $2.0 million favorable impact on operating income.

EUROPE RESULTS OF OPERATIONS

                                                     13 WEEKS ENDED
                                        ---------------------------------------
                                         JUNE 30,        JULY 1,        PERCENT
                                          2006            2005          CHANGE
                                        --------        --------        -------
                                                     (IN MILLIONS)

Net sales ..........................    $  240.7        $  164.7          46.1%
Gross profit .......................    $   61.8        $   41.1          50.4%
Operating expenses..................    $   51.3        $   35.6          44.4%
Operating income ...................    $   10.5        $    5.5          89.0%

    Net Sales: Europe net sales increased 46.1% in the second quarter of 2006 to $240.7 million from $164.7 million in the second quarter of 2005, including $65.5 million due to the July of 2005 acquisition of Infast. Unfavorable foreign exchange reduced net sales by $0.9 million in the second quarter of 2006. Excluding the acquisition of Infast and exchange rate effects, net sales increased by approximately 6.9% due to market share gains and higher copper prices, which added approximately $5 million to sales in the electrical wire and cable business. European sales growth also reflects good progress on building our presence in the Mideast and somewhat better economic conditions. Sales in the OEM supply market grew $67.0 million in the second quarter of 2006 as compared to the corresponding period in 2005. Excluding the acquisition of Infast, sales in the OEM supply market increased approximately $1.5 million, or 4.6%.

    Gross Margins: Europe's gross margins increased to 25.7% in the second quarter of 2006 from 24.9% in the same period in 2005. Europe's gross margin improvement reflects both organic and acquired growth in the higher margin OEM supply market. Gross margin in the communications market in Europe continues to be challenged by general economic conditions but we are encouraged by our sales growth in the current quarter.

                           ANIXTER INTERNATIONAL INC.


    Operating Income: Compared to the second quarter of 2005, Europe's operating expenses increased 44.4%, or $15.7 million, to $51.3 million in the second quarter of 2006. Included in the increase is $16.7 million as a result of the acquisition of Infast. Excluding the acquisition of Infast, operating expenses were approximately 2.6%, or $1.0 million, favorable as compared to the second quarter of 2005. Europe operating margins increased from 3.4% in the second quarter of 2005 to 4.3% in 2006. Our European OEM supply business continues to generate solid operating margins. Exchange rate changes had a minimal impact on operating income. The Company estimates that the higher copper prices increased operating income by $1 million.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                       13 WEEKS ENDED
                                           --------------------------------------
                                            JUNE 30,        JULY 1,      PERCENT
                                              2006            2005        CHANGE
                                           ----------     ----------     --------
                                                         (IN MILLIONS)
Net sales.............................     $     76.4     $     67.6       13.0%
Gross profit..........................     $     16.8     $     13.7       22.6%
Operating expenses....................     $     12.6     $     10.8       17.1%
Operating income......................     $      4.2     $      2.9       42.7%

    Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 13.0%, to $76.4 million in the second quarter of 2006, from $67.6 million in the second quarter of 2005. Latin America sales grew 7.7%, while Asia Pacific sales were up 29.4% during the second quarter of 2006 compared to the corresponding period in 2005. The increase in Asia Pacific is due to strong sales in Australia and India. The sales growth in Latin America was throughout the region. Exchange rate changes had a minimal impact on sales.

    Gross Margins: During the second quarter of 2006, Emerging Markets' gross margins increased to 22.0% from 20.3% in the corresponding period in 2005. The increase primarily resulted from the strong performance in Mexico and Brazil.

    Operating Income: Operating expenses increased $1.8 million, or 17.1%, in the second quarter of 2006 as compared to the corresponding period in 2005. Emerging Markets' operating margins increased to 5.5% in the second quarter of 2006 from 4.4% in 2005 primarily as a result of the sales growth and resulting leveraging of the expense structure. Exchange rate changes had a minimal impact on operating income.

YEAR-TO-DATE 2006 RESULTS OF OPERATIONS

OVERVIEW

    In the 26 weeks ended June 30, 2006, net income increased 80.1% to $80.7 million on a 27.5% increase in sales from the corresponding period. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisitions of Infast in July of 2005 and IMS in May of 2006, combined unit growth, commodity driven price increases (primarily copper) and exchange rate changes related to the weaker U.S. dollar. Gross margins increased 40 basis points in the first half of 2006 as compared to the corresponding period in 2005, primarily due to an improved sales mix, higher prices and an increase in OEM supply sales at higher margins. As a result of tight expense controls combined with higher gross margins, operating margins increased 180 basis points to 6.5% in the first half of 2006 as compared to 4.7% in the corresponding period in 2005.

    Other expense was $1.6 million in the 26 weeks ended June 30, 2006 as compared to $2.0 million in the corresponding period in 2005. The primary driver of the decline was an increase in the value of company-owned life insurance policies. The 26 weeks ended July 1, 2005 includes a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with early termination of the Company's Convertible Notes due 2020. The Company's effective tax rate increased to 38.6% in 2006 from 36.6% in 2005 primarily as a result of a $1.4 million favorable tax ruling in the 2005 period that did not recur.

                           ANIXTER INTERNATIONAL INC.


CONSOLIDATED RESULTS OF OPERATIONS

                                                     26 WEEKS ENDED
                                        ---------------------------------------
                                          JUNE 30,        JULY 1,      PERCENT
                                            2006           2005         CHANGE
                                        -----------    ------------    --------
                                                       (IN MILLIONS)

Net sales............................   $   2,310.3    $    1,812.6      27.5%
Gross profit.........................   $     564.3    $      434.9      29.8%
Operating expenses...................   $     413.7    $      349.1      18.5%
Operating income.....................   $     150.6    $       85.8      75.4%

    Net Sales: The Company's net sales during the first half of 2006 increased 27.5% to $2,310.3 million from $1,812.6 million in the same period in 2005. The acquisitions of Infast and IMS accounted for $144.9 million of the increase while the favorable impact of exchange rates added $8.8 million. Excluding the acquisitions of Infast and IMS and the effects from changes in exchange rates, the Company's net sales increased approximately 19.0% during the 26 weeks ended June 30, 2006 from the same period in 2005. The increase in net sales was due to a combination of significantly increased customer spending, market share gains from the addition of new customers and expanded supply chain services offering, continued growth from our initiative to expand our security products distribution business and higher copper prices. The Company estimates that higher copper prices during 2006 have increased electrical wire and cable sales by $72 million versus the same period in 2005.

    Gross Margins: Gross margins increased to 24.4% in the first half of 2006 from 24.0% in the corresponding period in 2005. The increase is attributable to higher copper prices, a higher growth rate in the OEM supply market compared to Company-wide sales growth rates and strong margins in Latin America.

    Operating Income: Operating margins were 6.5% for the first half of 2006 as compared to 4.7% in the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins in the electrical wire and cable market had the effect of increasing operating income by $21 million versus the year ago period. Included in the $21 million increase in operating income is approximately $6 million due to the sell-through of lower cost inventory due to the significant run up in copper prices during the second quarter. Assuming copper prices remain at the second quarter levels, this component of the copper price impact ($6 million) is not expected to repeat in future quarters. Excluding the effects of higher copper prices, operating margins would have been approximately 5.8%. Operating expenses increased $64.6 million in the first half of 2006 from the corresponding period in 2005. The Infast and IMS acquisitions increased operating expenses by $36.6 million, while changes in exchange rates increased operating expenses by $0.4 million. Excluding the acquisitions of Infast and IMS and the effects from changes in exchange rates, operating expenses increased approximately $27.6 million, or 7.9%, primarily due to variable costs associated with higher sales volumes, along with increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

    Interest Expense: Consolidated interest expense increased to $17.5 million in the 26 weeks ended June 30, 2006 from $12.0 million in 2005. Interest expense increased due to the issuance of the Senior Notes in 2005 and additional borrowings resulting from the Infast acquisition in July 2005 and the special dividend in October of 2005. The average debt balance was $669.9 million and $492.6 million for the first half of 2006 and 2005, respectively. The average interest rate for the first half of 2006 and 2005 was 5.2% and 4.9%, respectively.

                           ANIXTER INTERNATIONAL INC.


    Other, net expense:

                                                            26 WEEKS ENDED
                                                      -------------------------
                                                        JUNE 30,       JULY 1,
                                                         2006           2005
                                                      -----------    ----------
                                                            (IN MILLIONS)

Foreign exchange...................................   $      (1.7)   $     (2.3)
Cash surrender value of life insurance policies....           0.6          (0.1)
Interest income....................................           0.2           1.5
Other..............................................          (0.7)         (1.1)
                                                      -----------    ----------
                                                      $      (1.6)   $     (2.0)
                                                      ===========    ==========


    Foreign exchange losses were $1.7 million in the 26 weeks ended June 30, 2006 as compared to a loss of $2.3 million in the corresponding period of 2005. Due to lower cash balances, interest income declined $1.3 million in the 26 weeks ended June 30, 2006 or compared to the corresponding period in 2005.

    Income Taxes: The consolidated tax provision increased to $50.8 million in the 26 weeks ended June 30, 2006 from $25.8 million in the corresponding period in 2005, due to an increase in income before taxes. The 2006 effective tax rate is 38.6% compared to 36.6% in 2005 primarily as a result of a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the favorable tax credit, the Company's effective tax rate was 38.5% in the 26 weeks ended July 1, 2005.

NORTH AMERICA RESULTS OF OPERATIONS

                                                       26 WEEKS ENDED
                                           -------------------------------------
                                            JUNE 30,        JULY 1,     PERCENT
                                              2006           2005        CHANGE
                                           ----------    ------------   --------
                                                         (IN MILLIONS)

Net sales.................................  $ 1,701.5     $  1,354.7      25.6%
Gross profit..............................  $   414.5     $    326.5      27.0%
Operating expenses........................  $   291.3     $    256.6      13.5%
Operating income..........................  $   123.2     $     69.9      76.2%

    Net Sales: When compared to the corresponding period in 2005, North America net sales for the 26 weeks ended June 30, 2006 increased 25.6% to $1,701.5 million. The combined electrical wire and cable and enterprise cabling sales increased $316.8 million in the first half of 2006 as compared to the first half of 2005, due to improved economic conditions, price increases, an expanded product offering and the acquisition of IMS. In the OEM supply market, sales increased 23.7% on a combination of improved customer demand, new contract additions and the acquisition of Infast. Excluding Infast sales of $9.8 million, sales to the OEM supply market increased approximately 17.9%. Sales to telecom-related OEMs decreased 6.8% in the 26 weeks ended June 30, 2006 as compared to the corresponding period in 2005. The Company estimates that higher copper prices during 2006 have increased electrical wire and cable sales by $66 million versus the same period in 2005.

    Gross Margins: Gross margins increased to 24.4% in the first half of 2006 from 24.1% for the same period in 2005. The increase is attributable to an improved sales mix, higher prices and a higher growth rate in the OEM supply market.

    Operating Income: Operating expenses increased $34.7 million in the first half of 2006 from the corresponding period in 2005. The increase is primarily due to variable costs associated with the increase in sales volume, along with higher pension, healthcare and costs related to additional restricted stock grants. Primarily as a result of higher gross margins on an improved sales mix, copper price increases and continued tight expense controls, North America operating margins increased to 7.2% in the first half of 2006 from 5.2% in the same period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins in the electrical wire and cable market had the effect of increasing operating income by $20 million versus the year ago period. Excluding the effects of higher copper prices, operating margins would have been approximately 6.3%.

                           ANIXTER INTERNATIONAL INC.


EUROPE RESULTS OF OPERATIONS

                                                     26 WEEKS ENDED
                                          -------------------------------------
                                            JUNE 30,      JULY 1,      PERCENT
                                             2006          2005         CHANGE
                                          ----------   -------------  ---------
                                                       (IN MILLIONS)
Net sales................................  $   460.1    $    333.0      38.2%
Gross profit.............................  $   117.7    $     83.1      41.7%
Operating expenses.......................  $    99.8    $     71.5      39.7%
Operating income.........................  $    17.9    $     11.6      54.0%

    Net Sales: Europe net sales increased 38.2% in the first half of 2006 to $460.1 million from $333.0 million in the first half of 2005, which includes $130.4 million due to the acquisition of Infast which was offset by $13.5 million unfavorable changes in exchange rates. Sales in the OEM supply market were $201.7 million in the 26 weeks ended June 30, 2006 as compared to sales in the corresponding period in 2005 of $68.7 million. The increase was due to the acquisition of Infast in July of 2005. The Company has estimated that higher copper prices during 2006 have increased the electrical wire and cable sales by $6 million versus the same period in 2005.

    Gross Margins: Europe's gross margins increased to 25.6% in the first half of 2006 from 24.9% in the same period in 2005. The increase is primarily due to an increase in OEM supply sales at higher margins.

    Operating Income: Compared to the first half of 2005, Europe operating expenses increased 39.7%, or $28.3 million, to $99.8 million in the first half of 2006. Included in the increase is $33.5 million due to the acquisition of Infast offset by a favorable impact of changes in exchange rates of $2.8 million. Excluding the acquisition of Infast and exchange rate impact, operating expenses were approximately $2.4 million, or 3.2%, lower than 2005. Higher gross margins, tight expense controls and substantial improvement in operating performance in the OEM supply business resulted in operating margins increasing 40 basis points to 3.9% in 2006 as compared to 3.5% in 2005. Exchange rate changes had a $0.5 million unfavorable impact on operating income. The Company estimates that the higher copper prices increased operating income by $1 million.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                      26 WEEKS ENDED
                                           -------------------------------------
                                             JUNE 30,      JULY 1,      PERCENT
                                              2006          2005        CHANGE
                                           ----------   -------------  ---------
                                                        (IN MILLIONS)
Net sales...............................   $    148.7    $    124.9       19.1%
Gross profit............................   $     32.1    $     25.3       26.7%
Operating expenses......................   $     22.6    $     21.0        7.6%
Operating income........................   $      9.5    $      4.3      119.7%

    Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 19.1%, to $148.7 million in the first half of 2006, from $124.9 million in the first half of 2005, including a $1.0 million favorable impact from changes in exchange rates. Latin America sales grew 17.5%, while Asia Pacific sales increased 23.7% in the first half of 2006 compared to the corresponding period in 2005. The sales growth in Latin America was throughout the region. The increase in Asia Pacific is due to strong sales in Australia and India.

    Gross Margins: During the first half of 2006, Emerging Markets' gross margins increased to 21.6% from 20.3% in the corresponding period in 2005. The increase is primarily due to the strong performance in Latin America.

    Operating Income: Emerging Markets operating income increased $5.2 million from $4.3 million in the first half of 2005 to $9.5 million in the first half of 2006, or 119.7%. Operating expenses increased only 7.6% as compared to the corresponding period in 2005. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 6.4% in the first half of 2006 from 3.5% in 2005. Exchange rate changes had a minimal impact on operating income.

                           ANIXTER INTERNATIONAL INC.


ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ANIXTER INTERNATIONAL INC.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held May 18, 2006, the Directors of the Company were elected as follows:

                                                         VOTES
                                          ------------------------------------
                                               FOR                WITHHELD
                                          --------------       ---------------
       Lord James Blyth                     35,532,234             1,220,647
       Linda Walker Bynoe                   35,493,065             1,259,816
       Robert L. Crandall                   35,879,864               873,017
       Robert W. Grubbs, Jr.                36,358,534               394,347
       F. Philip Handy                      35,534,281             1,218,600
       Melvyn N. Klein                      35,532,713             1,220,168
       George Munoz                         35,858,838               894,043
       Stuart M. Sloan                      35,533,581             1,219,300
       Thomas C. Theobald                   34,835,833             1,917,048
       Matthew Zell                         36,675,934                76,947
       Samuel Zell                          34,591,225             2,161,656


    At this Annual Meeting, the Company's ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2006 was approved by a vote of 36,290,244 shares "for" and 452,503 shares "against" with 10,134 shares abstaining. The Company's 2006 Stock Incentive Plan was approved by a vote of 32,111,753 shares "for" and 2,655,201 shares "against" with 126,422 shares abstaining.

ITEM 5. OTHER INFORMATION

    At the Annual Meeting of Stockholders on May 18, 2006, the Company's shareholders approved the 2006 Stock Incentive Plan ("Incentive Plan"). A total of 1.7 million shares of the Company's common stock may be issued pursuant to the Incentive Plan. The purpose of the Incentive Plan is to facilitate the hiring, retention and continued motivation of key employees, consultants and directors while aligning more closely the interests of the plan participants with those of the Company and its stockholders by granting awards relating to the Company's Common Stock. Awards under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, restricted stock units, stock appreciation rights, performance shares and units, and dividend equivalent rights. For further details of the Incentive Plan, see Exhibit 10.1.

ITEM 6. EXHIBITS

          (10) Material Contracts.
               10.1 Anixter International 2006 Stock Incentive Plan.

          (31) Rule 13a -- 14(a) / 15d -- 14(a) Certifications.
               31.1 Robert W. Grubbs, President and Chief Executive Officer,
                    Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
               31.2 Dennis J. Letham, Senior Vice President-Finance and Chief
                    Financial Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

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




                               ANIXTER INTERNATIONAL INC.





August 4, 2006                 By:       /s/ Robert W. Grubbs
                                  ------------------------------------------
                                              Robert W. Grubbs
                                    President and Chief Executive Officer


August 4, 2006                 By:       /s/ Dennis J. Letham
                                  ------------------------------------------
                                              Dennis J. Letham
                                      Senior Vice President -- Finance
                                         and Chief Financial Officer