Form 10-Q
period 2006-09-29
ANIXTER INTERNATIONAL INC
filed 2006-11-03
CIK 52795

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

                For the quarterly period ended September 29, 2006

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

     Yes  [ ] No  [X]

     At October 26, 2006, 39,297,025 shares of the registrant's Common Stock, $1.00 par value, were outstanding.


================================================================================

                           ANIXTER INTERNATIONAL INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.     Condensed Consolidated Financial Statements...................    1

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk....    *

Item 4.     Controls and Procedures.......................................   27


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings ............................................    *

Item 1A.    Risk Factors..................................................    *

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...    *

Item 3.     Defaults Upon Senior Securities...............................    *

Item 4.     Submission of Matters to a Vote of Security Holders...........    *

Item 5.     Other Information.............................................    *

Item 6.     Exhibits......................................................   28


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    13 WEEKS ENDED             39 WEEKS ENDED
                             --------------------------  --------------------------
(IN MILLIONS, EXCEPT PER     SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
SHARE AMOUNTS)                   2006          2005          2006          2005
                             -----------   ------------  ------------  ------------

NET SALES .................. $   1,330.5  $   1,009.2   $   3,640.8    $   2,821.8

Cost of operations:

  Cost of goods sold .......     1,010.0        769.6       2,756.0        2,147.3

  Operating expenses .......       223.2        189.9         634.9          537.5

  Amortization of
   intangibles .............         1.2          0.8           3.2            2.3
                             -----------  -----------   -----------    -----------

     Total costs and
       expenses ............     1,234.4        960.3       3,394.1        2,687.1
                             -----------  -----------   -----------    -----------

OPERATING INCOME ...........        96.1         48.9         246.7          134.7

Other (expense) income:

  Interest expense .........       (10.0)        (6.9)        (27.5)         (18.9)

  Extinguishment of debt ...          --           --            --           (1.2)

  Other, net ...............         8.2         (0.3)          6.6           (2.3)
                             -----------  -----------   -----------    -----------

Income before income
  taxes ....................        94.3         41.7         225.8          112.3

Income tax expense .........        18.1         16.6          68.9           42.4
                             -----------  -----------   -----------    -----------

NET INCOME ................. $      76.2  $      25.1   $     156.9    $      69.9
                             ===========  ===========   ===========    ===========

NET INCOME PER SHARE:

  Basic .................... $      1.95  $      0.66   $      4.03    $      1.85

  Diluted .................. $      1.76  $      0.62   $      3.66    $      1.74

DIVIDENDS DECLARED PER
  COMMON SHARE ............. $        --  $      4.00   $        --    $      4.00





   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 29, DECEMBER 30,
                                                           2006         2005
                                                      ------------  -----------
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ........................   $     27.8  $     21.8
  Accounts receivable (less allowances of
    $17.7 and $19.6 in 2006 and 2005,
    respectively) ..................................      1,015.7       772.3
  Inventories ......................................        901.7       711.5
  Deferred income taxes ............................         21.9        16.5
  Other current assets .............................         18.3        14.6
                                                       ----------  ----------
       Total current assets ........................      1,985.4     1,536.7
Property and equipment, at cost ....................        201.9       194.7
Accumulated depreciation ...........................       (144.3)     (141.6)
                                                       ----------  ----------
       Net property and equipment ..................         57.6        53.1
Goodwill ...........................................        342.7       320.2
Other assets .......................................        111.5       102.1
                                                       ----------  ----------
                                                       $  2,497.2  $  2,012.1
                                                       ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .................................   $    579.6  $    436.0
  Accrued expenses .................................        211.2       168.1
                                                       ----------  ----------
       Total current liabilities ...................        790.8       604.1
Long-term debt .....................................        724.7       625.1
Other liabilities ..................................         74.0        76.5
                                                       ----------  ----------
       Total liabilities ...........................      1,589.5     1,305.7

STOCKHOLDERS' EQUITY
  Common stock -- $1.00 par value, 100,000,000
    shares authorized, 39,272,455 and 38,378,182
    shares issued and outstanding in 2006 and 2005,
    respectively ...................................         39.3        38.4
  Capital surplus ..................................        104.0        79.6
  Retained earnings ................................        750.9       594.0
  Accumulated other comprehensive income (loss):
    Foreign currency translation ...................         16.4        (1.5)
    Minimum pension liability ......................         (5.0)       (4.9)
    Unrealized gain on derivatives .................          2.1         0.8
                                                       ----------  ----------
      Total accumulated other comprehensive
        income (loss) ..............................         13.5        (5.6)
                                                       ----------  ----------
       Total stockholders' equity ..................        907.7       706.4
                                                       ----------  ----------
                                                       $  2,497.2  $  2,012.1
                                                       ==========  ==========



   See accompanying notes to the condensed consolidated financial statements.

                           ANIXTER INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            39 WEEKS ENDED
                                                      ----------------------------
                                                      SEPTEMBER 29,  SEPTEMBER 30,
                                                          2006           2005
                                                      ------------   -------------
                                                             (IN MILLIONS)
OPERATING ACTIVITIES
  Net income ........................................  $  156.9         $   69.9
  Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation .....................................      14.6             13.4
   Amortization of stock compensation ...............       8.4              6.1
   Accretion of zero coupon convertible notes .......       3.8              6.0
   Amortization of intangible assets and deferred
    financing costs .................................       3.7              2.8
   Deferred income taxes ............................       1.8              9.3
   Loss on extinguishment of debt ...................        --              1.2
   Stock option income tax benefits .................        --              5.6
   Excess income tax benefit from employee
    stock plans .....................................      (8.3)              --
   Changes in current assets and liabilities, net....    (214.7)          (129.7)
   Change in tax accruals related to IRS
    settlement ......................................     (22.8)              --
   Other, net .......................................      (0.4)             5.7
                                                       --------         --------
      Net cash used in operating activities .........     (57.0)            (9.7)

INVESTING ACTIVITIES
   Acquisition of businesses ........................     (29.6)           (71.8)
   Capital expenditures .............................     (16.9)           (11.2)
                                                       --------         --------
      Net cash used in investing activities .........     (46.5)           (83.0)

FINANCING ACTIVITIES
   Proceeds from long-term borrowings ...............     479.3            392.1
   Repayment of long-term borrowings ................    (389.7)          (387.4)
   Proceeds from issuance of common stock ...........      12.5             12.0
   Excess income tax benefit from employee
    stock plans .....................................       8.3               --
   Payment of cash dividend .........................      (0.8)            (0.1)
   Deferred financing costs .........................      (0.1)            (2.1)
   Bond proceeds ....................................        --            199.6
   Retirement of 7% zero coupon convertible notes....        --            (69.9)
   Proceeds from interest rate hedges ...............        --              1.8
                                                       --------         --------
      Net cash provided by financing activities .....     109.5            146.0
                                                       --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS ...............       6.0             53.3
  Cash and cash equivalents at beginning
   of period ........................................      21.8             53.4
                                                       --------         --------
  Cash and cash equivalents at end of period ........  $   27.8         $  106.7
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

    STOCK BASED COMPENSATION: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. Also, in accordance with the modified version of prospective application of adopting SFAS 123(R), the Company has classified the tax benefits received associated with employee stock compensation as a financing cash flow item in its condensed consolidated statement of cash flows for the 39 weeks ended September 29, 2006. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

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

    Based on the number of options outstanding at December 31, 2005, the adoption of SFAS No. 123(R) by the Company resulted in additional expense of less than $0.1 million and $0.7 million in the 13 and 39 weeks ended September 29, 2006, respectively. The remaining stock options outstanding for which the remaining requisite service period had yet to be rendered at the beginning of the year are insignificant. The effect of adopting SFAS No. 123(R) did not have a material effect on the Company's income before taxes, net income, basic and diluted earnings per share for the 13 weeks ended September 29, 2006. As a result of adopting Statement 123(R) on December 31, 2005, the Company's income before income taxes and net income for the 39 weeks ended September 29, 2006, are $0.7 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Both basic and diluted earnings per share for the 39 weeks ended September 29, 2006 are $0.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. For further information, see Note 9. "Preferred Stock and Common Stock."

                           ANIXTER INTERNATIONAL INC.

    Prior to the adoption of SFAS 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, since the exercise price of the Company's grants equaled the stock price on the date of grant, no compensation expense had been recognized in the condensed consolidated statements of operations for the stock option plans. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. However, pro forma net income and net income per share amounts are presented in the table below for the comparative 13 and 39 weeks ended September 30, 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards.

                                                 13 WEEKS ENDED   39 WEEKS ENDED
                                                 --------------   --------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                     2005             2005
                                                 -------------    --------------
(IN MILLIONS, EXCEPT PER SHARE DATA)

BASIC EARNINGS PER SHARE:
Net income as reported ........................      $   25.1        $   69.9
 Add: APB Opinion No. 25 Stock-based
  employee compensation included in
  net income, net .............................           1.3             3.7
 Deduct: SFAS No. 123 Stock-based employee
  compensation expense, net ...................          (2.0)           (6.0)
                                                     --------        --------
   Pro forma net income .......................      $   24.4        $   67.6
                                                     ========        ========

BASIC EARNINGS PER SHARE:
  As reported .................................      $   0.66        $   1.85
  Pro forma ...................................      $   0.64        $   1.79

DILUTED EARNINGS PER SHARE:
Net income as reported ........................      $   25.1        $   69.9
 Add: APB Opinion No. 25 Stock-based
  employee compensation included in net
  income, net .................................           1.3             3.7
 Add: Interest impact of assumed conversion
 of convertible notes .........................            --             0.8
 Deduct: SFAS No. 123 Stock-based employee
  compensation expense, net ...................          (2.0)           (6.0)
                                                     --------        --------
Pro forma net income ..........................      $   24.4        $   68.4
                                                     ========        ========

DILUTED EARNINGS PER SHARE:
  As reported .................................      $   0.62        $   1.74
  Pro forma ...................................      $   0.60        $   1.67

    The weighted-average fair value of the Company's 2001 and 2002 stock options was $14.92 and $14.74 per share, respectively, as estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions applicable to the grants: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.

                           ANIXTER INTERNATIONAL INC.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections -- A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement became effective for the Company at the beginning of fiscal 2006 and did not have an effect on the Company's Condensed Consolidated Financial Statements.

    In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires that the tax benefit related to a position taken or expected to be taken in a tax return of a Company be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company has not yet determined the impact of the recognition and measurement requirements of FIN 48 on existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.

    FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., the year beginning December 30, 2006 for the Company).

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the provisions of SFAS No. 157 to determine the impact, if any, on the Company's consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) ("SFAS No. 158"). Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit postretirement plan is required as an initial adjustment to the ending balance of other comprehensive income, net of tax. Subsequent changes in the funded status shall be recorded as a component of comprehensive income to the extent the changes have not yet been recognized as a component of net periodic cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, or December 29, 2006 for the Company.

                           ANIXTER INTERNATIONAL INC.

    As described in Note 7 "Pension Plans," the Company has pension plans that will be subject to the provisions of SFAS 158. At this time, the funded status of these plans at fiscal year end December 29, 2006 cannot be determined. However, based on the funded status of defined benefit pension plans as of December 30, 2005 (the most recent measurement date), the Company would be required to increase net liabilities for pension benefits, which would result in an estimated decrease to stockholders' equity of approximately $25 million, net of taxes, in the consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 29, 2006, the actual rate of return on our pension assets during 2006 and the tax effects of the adjustment. Changes in these assumptions and actual rate of return on plan assets since the Company's last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in the consolidated financial statements at December 29, 2006.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, or December 29, 2006 for the Company. The Company does not believe SAB 108 will have a material impact on the consolidated financial statements.

NOTE 2. INCOME PER SHARE

    The following table sets forth the computation of basic and diluted income per share:

                                  13 WEEKS ENDED             39 WEEKS ENDED
                           --------------------------  ---------------------------
                           SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29,  SEPTEMBER 30,
                               2006           2005          2006           2005
                           ------------  ------------  -------------  ------------
(IN MILLIONS, EXCEPT PER
SHARE DATA)

BASIC INCOME PER SHARE:
  Net income .............   $  76.2       $  25.1      $  156.9        $  69.9
  Weighted-average
   common shares
   outstanding ...........      39.2          38.1          38.9           37.8
  Net income per share ...   $  1.95       $  0.66      $   4.03        $  1.85

DILUTED INCOME PER SHARE:
  Net income .............   $  76.2       $  25.1      $  156.9        $  69.9
  Net interest
   impact of assumed
   conversion of
   convertible notes .....        --            --            --            0.8
                             -------       -------      --------        -------
  Adjusted net income ....   $  76.2       $  25.1      $  156.9        $  70.7
                             =======       =======      ========        =======

  Weighted-average
   common shares
   outstanding ...........      39.2          38.1          38.9           37.8
  Effect of dilutive
   securities:
    Stock options
     and units ...........       1.4           1.3           1.5            1.4
    Convertible notes
     due 2033 ............       2.7           1.2           2.5            1.0
    Convertible notes
     due 2020 ............        --            --            --            0.5
                             -------       -------      --------        -------
  Weighted-average
   common shares
   outstanding ...........      43.3          40.6          42.9           40.7
                             =======       =======      ========        =======

  Net income per share ...   $  1.76       $  0.62      $   3.66        $  1.74

                           ANIXTER INTERNATIONAL INC.

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

    Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. During the 13 weeks ended September 29, 2006, the sales price of our common stock met specified thresholds and 5,000 Convertible Notes due 2033 were converted. At the time of conversion, the Company was required to deliver approximately $2.1 million of cash (equal to the accreted principal value amount) and approximately 38,000 shares of common stock (equal to the conversion value greater than the accreted value).

     As a result of the conversion value exceeding the accreted principal, 2.7 million and 2.5 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 and 39 weeks ended September 29, 2006, respectively. In the corresponding periods in 2005, 1.2 million and 1.0 million additional shares related to the Convertible Notes due 2033 have been included in the dilutive weighted average common shares outstanding for the 13 and 39 weeks ended, respectively.

    In the 39 weeks ended September 30, 2005, the Company included 0.5 million of common stock equivalents, relating to its 7% zero coupon convertible notes due 2020 ("Convertible Notes due 2020"), in its calculation of diluted income per share because the effect was dilutive. Because the Convertible Notes due 2020 were included in the diluted shares outstanding, the related $0.8 million net interest expense was excluded from the determination of net income in the calculation of diluted income per share for the 39 weeks ended September 30, 2005. The impact of the Convertible Notes due 2020 was less than $0.01 per diluted share for the 39 weeks ended September 30, 2005. There was no dilutive effect for the 13 weeks ended September 30, 2005. The Convertible Notes due 2020 were retired on June 28, 2005.

    In the 13 weeks ended September 29, 2006 and September 30, 2005, the Company issued 0.2 million and 0.3 million shares, respectively, due to stock option exercises. In the 39 weeks ended September 29, 2006 and September 30, 2005, the Company issued 0.9 million and 0.8 million shares, respectively, due to stock option exercises and vesting of stock units.

NOTE 3. COMPREHENSIVE INCOME

    Comprehensive income, net of tax, consisted of the following:

                               13 WEEKS ENDED               39 WEEKS ENDED
                          ---------------------------   --------------------------
(IN MILLIONS)             SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29  SEPTEMBER 30,
                              2006           2005           2006          2005
                          ------------   ------------   ------------  ------------
Net income .............    $  76.2         $  25.1        $  156.9      $  69.9
Change in cumulative
 translation
 adjustment ............        4.7             3.1            17.9        (15.7)
Change in fair market
 value of derivatives...       (0.7)           (0.7)            1.3          0.9
Change in minimum
 pension liability .....       (0.1)             --            (0.1)          --
                            -------         -------        --------      -------
Comprehensive income ...    $  80.1         $  27.5        $  176.0      $  55.1
                            =======         =======        ========      =======

                           ANIXTER INTERNATIONAL INC.

NOTE 4. INCOME TAXES

    During the 13 weeks ended September 29, 2006, the Company entered into a settlement with the Internal Revenue Service ("IRS") as to the federal income tax liabilities of the Company and its subsidiaries for the tax years 1996 through 1998. Under the terms of this settlement, the Company will be able to deduct certain losses on its U.S. tax return arising from changes in the IRS regulations that became effective in 1996. Primarily as a result of this settlement, the Company has reduced the third quarter tax provision by $18.1 million. The interest income portion of this settlement of $7.7 million (after-tax impact of $4.7 million) is reflected in the "Other, net" line in the condensed consolidated statement of operations for the 13 weeks ended September 29, 2006. The total effect on the third quarter net income was a gain of $22.8 million, or 53 cents per diluted share. The 1996-1998 refund has been approved by the Joint Committee on Taxation of the U. S. Congress and is expected to be received in the fourth quarter of 2006.

    The effective tax rate is 19.3% and 30.5% for the 13 and 39 weeks ended September 29, 2006, respectively, compared to 39.8% and 37.8% for the corresponding periods in 2005. The decrease in the effective tax rate for the 13 and 39 weeks ended September 29, 2006 is due to the effect of the tax refund from the IRS. The tax rate for the 39 weeks ended September 30, 2005 had been decreased due to a $1.4 million tax credit resulting from a favorable tax ruling in Europe during the second quarter of 2005. Excluding the tax refund in 2006 and tax credit in 2005, the change in tax rate increased net income by approximately $1.2 million, or $0.03 per diluted share, and $1.0 million, or $0.02 per diluted share for the 13 and 39 weeks ended September 29, 2006, respectively, compared to the corresponding periods in 2005.

NOTE 5. ACQUISITION OF BUSINESSES

    In May of 2006, the Company acquired IMS, Inc. ("IMS"), a wire and cable distributor in Connecticut, for $25.3 million and held back $3.0 million to cover various representations and warranties. During the 13 weeks ended September 29, 2006, certain representations were settled and the Company paid an additional $0.5 million leaving $2.5 million of holdbacks to cover remaining representations and warranties outstanding at September 29, 2006. In addition, a net asset adjustment and a potential earn-out payment will be made during the next seven months that is expected to increase the purchase price by less than $2.0 million. IMS complements the Company's existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for the 13 and 39 weeks ended September 29, 2006 are sales of $13.6 million and $18.3 million, respectively, and operating income of $1.3 million and $1.7 million, respectively. On a preliminary basis, the Company has estimated tangible net assets acquired at $7.3 million. The Company may make adjustments to this preliminary valuation once it completes its review of fixed assets. Based upon a preliminary third party valuation, intangible assets have been recorded as follows:

          - $10.6 million of intangible assets with a finite life of 15 years (customer relationships); and
          -    $10.4 million of goodwill.

    In addition to the above, the Company paid $3.8 million for a small acquisition in Eastern Europe during the 39 weeks ended September 29, 2006.

    On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. Included in the results of the Company for the 13 and 39 weeks ended September 29, 2006 are Infast sales of $66.9 million and $207.1 million, respectively, and operating income of $2.6 million and $4.2 million, respectively. During the third quarter of 2005, Infast contributed sales and operating income of $60.0 million and $1.0 million, respectively.

    These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company's operating results would not have been significant.

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

    Components of net periodic pension cost are as follows:

                                                                          13 WEEKS ENDED
                                        ----------------------------------------------------------------------------------
                                                 DOMESTIC                     FOREIGN                      TOTAL
                                        --------------------------  --------------------------  --------------------------
                                        SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
                                            2006          2005         2006           2005          2006         2005
                                        ------------  ------------  ------------  ------------  ------------  ------------
                                                                          (IN MILLIONS)
Service cost .........................    $  1.6        $  1.2        $  1.1         $  1.2        $   2.7       $  2.4
Interest cost ........................       2.3           1.5           1.7            1.3            4.0          2.8
Expected return on plan assets .......      (2.3)         (1.9)         (1.7)          (1.1)          (4.0)        (3.0)
Net amortization......................       0.7           0.3           0.2             --            0.9          0.3
                                          ------        ------        ------         ------        -------       ------
Net periodic cost.....................    $  2.3        $  1.1        $  1.3         $  1.4        $   3.6       $  2.5
                                          ======        ======        ======         ======        =======       ======

                                                                          39 WEEKS ENDED
                                        ----------------------------------------------------------------------------------
                                                  DOMESTIC                    FOREIGN                      TOTAL
                                        --------------------------  --------------------------  --------------------------
                                        SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
                                            2006          2005         2006           2005          2006         2005
                                        ------------  ------------  ------------  ------------  ------------  ------------
                                                                           (IN MILLIONS)
Service cost .........................    $  4.8        $  4.2        $  4.0         $  3.7        $   8.8       $  7.9
Interest cost ........................       6.4           5.5           6.7            3.8           13.1          9.3
Expected return on plan assets........      (6.7)         (5.5)         (6.7)          (3.3)         (13.4)        (8.8)
Net amortization......................       1.5           0.9           0.5            0.2            2.0          1.1
                                          ------        ------        ------         ------        -------       ------
Net periodic cost.....................    $  6.0        $  5.1        $  4.5         $  4.4        $  10.5       $  9.5
                                          ======        ======        ======         ======        =======       ======


    In the 39 weeks ended September 29, 2006, the Company made contributions of approximately $9.8 million to the Anixter Inc. Pension Plan and approximately $7.5 million to its Foreign Plans. Currently, the Company estimates that it will make additional contributions in 2006 of approximately $1.5 million to the Anixter Inc. Pension Plan and approximately $1.0 million to its Foreign Plans.

                           ANIXTER INTERNATIONAL INC.

NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

    The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. Certain debt agreements entered into by Anixter Inc. contain various restrictions including restrictions on payments to the Company. Such restrictions have not had, and are not expected to have, an adverse impact on the Company's ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

                                  ANIXTER INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)                                      SEPTEMBER 29,    DECEMBER 30,
                                                        2006           2005
                                                   -------------    -----------
                                                    (UNAUDITED)
 ASSETS:
  Current assets ...............................      $  2,008.2     $  1,541.5
  Property, net ................................            57.3           52.7
  Goodwill and other intangibles ...............           382.8          350.4
  Other assets .................................            78.5           79.9
                                                      ----------     ----------
                                                      $  2,526.8     $  2,024.5
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities ..........................      $    782.6     $    582.5
  Subordinated notes payable to parent .........            40.0           30.5
  Long-term debt ...............................           567.2          469.3
  Other liabilities ............................            88.0           89.8
  Stockholders' equity .........................         1,049.0          852.4
                                                      ----------     ----------
                                                      $  2,526.8     $  2,024.5
                                                      ==========     ==========

                                  ANIXTER INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   13 WEEKS ENDED              39 WEEKS ENDED
                            --------------------------- ---------------------------
(IN MILLIONS)               SEPTEMBER 29, SEPTEMBER 30, SEPTEMBER 29, SEPTEMBER 30,
                                2006          2005          2006          2005
                            ------------- ------------- ------------- -------------
Net sales..................   $  1,330. 5   $  1,009.2     $ 3,640.8    $ 2,821.8
Operating income...........   $     97. 3   $     50.1     $   250.4    $   138.3
Income before
 income taxes..............   $     95. 5   $     43.2     $   229.9    $   115.4
Net income.................   $     75. 8   $     25.7     $   157.8    $    71.2


NOTE 9. PREFERRED STOCK AND COMMON STOCK

  Preferred Stock

    The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding as of September 29, 2006 and December 30, 2005.

                           ANIXTER INTERNATIONAL INC.

  Common Stock

    The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 39.3 million shares and 38.4 million shares were outstanding as of September 29, 2006 and December 30, 2005, respectively.

    No shares were repurchased in 2006 or 2005. However, the Company may purchase additional shares with the volume and timing dependent on market conditions.

  Stock Units

    Prior to 2003, the Company granted stock options to employees. Beginning in 2003, the Company granted stock units in lieu of employee stock options under the 2001 Stock Incentive Plan. The Company granted approximately 232,346 and 262,183 stock units to employees in the 39 weeks ended September 29, 2006 and September 30, 2005, respectively, with a grant-date fair value of $46.29 and $37.39 per share, respectively. The grant-date value of stock units is amortized and the stock units converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. During the 13 and 39 weeks ended September 29, 2006, total compensation expense associated with the stock units was $2.2 million and $6.3 million, respectively. During the 13 and 39 weeks ended September 30, 2005, the total compensation expense associated with the stock units was $1.8 million and $5.0 million, respectively.

    In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. These stock units convert to common stock outstanding of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 and 39 weeks ended September 29, 2006 and September 30, 2005. The aggregate value at grant date was $0.3 million in the 13 weeks ended September 29, 2006 and September 30, 2005. The aggregate value at grant date was $1.0 million and $0.6 million in the 39 week periods ending September 29, 2006 and September 30, 2005, respectively. Compensation expense associated with the director stock units was $0.3 million for the 13 weeks ended September 29, 2006 and September 30, 2005. During the 39 weeks ended September 29, 2006, and September 30, 2005, total compensation expense associated with the director stock units was $1.0 million and $1.1 million, respectively.

    The following table summarizes the activity under the director and employee stock unit plans:

                                                WEIGHTED                WEIGHTED
                                    DIRECTOR     AVERAGE    EMPLOYEE    AVERAGE
                                     STOCK     GRANT DATE    STOCK     GRANT DATE
                                     UNITS        VALUE      UNITS       VALUE
                                    --------   ----------   --------   ----------
                                                   (UNITS IN THOUSANDS)
Balance at December 30, 2005 ....     133.0    $  25.77        649.6     $  31.62
Granted .........................       8.4       39.12        232.3        46.29
Converted .......................        --          --       (154.1)       27.04
Canceled ........................        --          --         (1.6)       30.62
                                   --------                 --------
Balance at March 31, 2006 .......     141.4    $  26.57        726.2     $  37.29
                                   --------                 --------
Granted .........................       6.9       47.78           --           --
Converted .......................     (31.2)      22.11           --           --
Canceled ........................        --          --        (10.1)       39.39
                                   --------                 --------
Balance at June 30, 2006 ........     117.1    $  29.01        716.1     $  37.26
                                   --------                 --------
Granted .........................       7.0       47.46           --           --
Converted .......................        --          --           --           --
Canceled ........................        --          --        (17.0)       36.73
                                   --------                 --------
Balance at September 29, 2006 ...     124.1    $  30.05        699.1     $  37.27
                                   ========                 ========

                           ANIXTER INTERNATIONAL INC.

Stock Options

    On May 18, 2006, the Company's stockholders approved the 2006 Stock Incentive Plan (the "Incentive Plan"). A total of 1.7 million shares of the Company's common stock may be issued pursuant to the Incentive Plan.

    At September 29, 2006, the Company had stock incentive plans that reserve
1.9 million shares for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

    On March 1, 2006, the Company granted an additional 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $3.5 million over the six-year vesting period representing the requisite service period. The weighted-average fair value of the 2006 stock option grant was $21.07 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.6%; and an average expected life of 7 years. Compensation expense associated with the 2006 option grant was $0.1 million and $0.3 million for the 13 and 39 week period ended September 29, 2006, respectively.

    The following table summarizes the activity under the employee stock option plan:

                                               WEIGHTED   WEIGHTED
                                               AVERAGE    AVERAGE     AGGREGATE
                                  EMPLOYEE     EXERCISE   REMAINING   INTRINSIC
                                   OPTIONS      PRICE       LIFE        VALUE
                                 -----------   ---------  --------- -------------
                                 (OPTIONS IN                        (IN THOUSANDS)
                                  THOUSANDS)
Balance at December 30, 2005....    3,369.6     $ 18.55
Granted.........................      168.0       46.29
Exercised.......................     (400.3)      17.65
Canceled........................       (0.7)      22.39
                                  ---------
Balance at March 31, 2006.......    3,136.6     $ 20.15   4.5 years   $  86,663.2
Granted.........................         --          --
Exercised.......................     (153.1)      17.83
Canceled........................         --          --
                                  ----------
Balance at June 30, 2006........    2,983.5     $ 20.27   4.5 years   $  81,112.0
                                  ---------
Granted.........................         --          --
Exercised.......................     (164.1)      16.38
Canceled........................         --          --
                                  ---------
Balance at September 29, 2006...    2,819.4     $ 20.50   4.6 years   $ 101,415.1
                                  =========

Options exercisable at
 September 29, 2006:
2006.............................   2,647.0     $ 18.87   4.5 years   $  99,540.8

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day each fiscal quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006, June 30, 2006 and September 29, 2006, respectively. This amount changes based on the fair market value of the Company's stock which was $47.78, $47.46 and $56.47 at March 31, 2006, June 30, 2006 and September 29, 2006,
respectively. The total intrinsic value of options exercised for the 13 weeks ended September 29, 2006 and September 30, 2005 was $5.6 million and $6.0 million, respectively. The total intrinsic value of options exercised for the 39 weeks ended September 29, 2006 and September 30, 2005 was $21.6 million and $14.4 million, respectively.

                           ANIXTER INTERNATIONAL INC.

Summary of Non-Vested Shares

    The following table summarizes the activity of unvested employee stock units and options:

                                                                 WEIGHTED
                                              NON-VESTED       AVERAGE GRANT
                                                SHARES        DATE FAIR VALUE
                                             --------------   ---------------
                                             (IN THOUSANDS)
Non-vested shares at December 30, 2005 ....         956.7        $     28.67
Granted ...................................         400.3              46.29
Vested ....................................        (441.5)             24.01
Forfeited .................................          (2.3)             28.08
                                                ---------
Non-vested shares at March 31, 2006 .......         913.2        $     38.58
                                                ---------
Granted ...................................            --                 --
Vested ....................................          (3.5)             25.50
Forfeited .................................         (10.1)             39.39
                                                ---------
Non-vested shares at June 30, 2006 ........         899.6        $     38.63
                                                ---------
Granted ...................................            --                 --
Vested ....................................         (11.1)             18.37
Forfeited .................................         (17.0)             36.73
                                                ---------
Non-vested shares at September 29, 2006 ...         871.5        $     38.92
                                                =========

    As of September 29, 2006, there was $17.4 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted average period of
2.8 years.

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

                           ANIXTER INTERNATIONAL INC.

    Segment information for the 13 and 39 weeks ended September 29, 2006 and September 30, 2005 was as follows:

(IN MILLIONS)                 13 WEEKS ENDED                39 WEEKS ENDED
                      ------------------------------  --------------------------
                      SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29, SEPTEMBER 30,
                          2006            2005           2006          2005
                      --------------  --------------  ------------  ------------
NET SALES:
United States ......    $    840.0      $    646.1     $  2,285.2    $  1,829.4
Canada .............         151.7           101.4          408.0         272.8
                        ----------      ----------     ----------    ----------
  North America ....         991.7           747.5        2,693.2       2,102.2
Europe .............         244.5           193.8          704.6         526.8
Emerging Markets ...          94.3            67.9          243.0         192.8
                        ----------      ----------     ----------    ----------
                        $  1,330.5      $  1,009.2     $  3,640.8    $  2,821.8
                        ==========      ==========     ==========    ==========

OPERATING INCOME:
United States ......    $     57.3      $     36.3     $    152.8    $     94.1
Canada .............          20.3             6.3           48.0          18.4
                        ----------      ----------     ----------    ----------
  North America ....          77.6            42.6          200.8         112.5
Europe .............          12.0             3.9           29.9          15.5
Emerging Markets ...           6.5             2.4           16.0           6.7
                        ----------      ----------     ----------    ----------
                        $     96.1      $     48.9     $    246.7    $    134.7
                        ==========      ==========     ==========    ==========

                       SEPTEMBER 29,   DECEMBER 30,
                           2006            2005
                       ------------    ------------
 TOTAL ASSETS:
 United States......    $  1,557.4      $  1,272.5
 Canada.............         229.7           169.2
                        ----------      ----------
   North America....       1,787.1         1,441.7
 Europe.............         540.2           422.2
 Emerging Markets...         169.9           148.2
                        ----------      ----------
                        $  2,497.2      $  2,012.1
                        ==========      ==========

NOTE 11. SUBSEQUENT EVENT

    On October 31, 2006, the Company announced that it had acquired all of the outstanding shares of MFU Holding S.p.A. ("MFU"), a privately held fastener distributor in Italy. The Company paid approximately $58 million in cash consideration for MFU and assumed approximately $11 million of outstanding debt obligations. The purchase of the shares was funded from additional borrowings under the Company's revolving credit facilities. MFU's fastener distribution business complements the Company's existing product offerings in Europe as well as our value-added services and inventory management programs.

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

ACQUISITION OF BUSINESSES

    In May of 2006, the Company acquired IMS, Inc. ("IMS"), a wire and cable distributor in Connecticut, for $25.3 million and held back $3.0 million to cover various representations and warranties. During the 13 weeks ended September 29, 2006, certain representations were settled and the Company paid an additional $0.5 million leaving $2.5 million of holdbacks to cover remaining representations and warranties outstanding at September 29, 2006. In addition, a net asset adjustment and a potential earn-out payment will be made during the next seven months that is expected to increase the purchase price by less than $2.0 million. IMS complements the Company's existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for the 13 and 39 weeks ended September 29, 2006 are sales of $13.6 million and $18.3 million, respectively, and operating income of $1.3 million and $1.7 million, respectively. On a preliminary basis, the Company has estimated tangible net assets acquired at $7.3 million. The Company may make adjustments to this preliminary valuation once it completes its review of fixed assets. Based upon a preliminary third party valuation, intangible assets have been recorded as follows:

          - $10.6 million of intangible assets with a finite life of 15 years (customer relationships); and
          -    $10.4 million of goodwill.

    In addition to the above, the Company paid $3.8 million for a small acquisition in Eastern Europe during the 39 weeks ended September 29, 2006.

    On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other "C" class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. Included in the results of the Company for the 13 and 39 weeks ended September 29, 2006 are Infast sales of $66.9 million and $207.1 million, respectively, and operating income of $2.6 million and $4.2 million, respectively. During the third quarter of 2005, Infast contributed sales and operating income of $60.0 million and $1.0 million, respectively.

    These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company's operating results would not have been significant.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Overview

    As a distributor, the Company's use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be due to changes in working capital as a result of the rate of sales increase or decline.

    In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

                           ANIXTER INTERNATIONAL INC.


Cash Flow

    Consolidated net cash used in operating activities was $57.0 million in the 39 weeks ended September 29, 2006 compared to $9.7 million in the same period in 2005. The increase in cash flow used in operations is primarily due to the increase in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities) needed to support the 29% increase in sales.

    Consolidated net cash used in investing activities was $46.5 million in the 39 weeks ended September 29, 2006 compared to $83.0 million in the corresponding period in 2005. In the 39 weeks ended September 29, 2006, the Company spent $29.6 million to acquire IMS and a small business in Eastern Europe. In the corresponding period in 2005, the Company purchased the shares of Infast for $71.8 million, including transaction related costs. Capital expenditures increased $5.7 million in the 39 weeks ended September 29, 2006 as compared to the year ago period. Capital expenditures are expected to be approximately $25 million in 2006 as the Company invests in the consolidation of certain facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.

    Consolidated net cash provided by financing activities was $109.5 million in the 39 weeks ended September 29, 2006 compared to $146.0 million in the corresponding period in 2005. Proceeds from the issuance of common stock relating to the exercise of stock options were $12.5 million in the 39 weeks ended September 29, 2006 compared to $12.0 million in the corresponding period in 2005. The 39 weeks ended September 29, 2006 includes $8.3 million of cash provided from the income tax benefit associated with employee stock plans as a result of the Company's adoption of Statement of SFAS 123(R). In 2005, the tax benefit was classified in operating activities. In the 39 weeks ended September 29, 2006, the Company increased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $89.6 million compared to an increase of $4.7 million in the corresponding period in 2005. In the 39 weeks ended September 30, 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 ("Senior Notes"). The proceeds of $199.6 million were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast. Issuance costs related to the offering were $2.1 million, which were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering.

Financings

    On February 24, 2005, the Company's primary operating subsidiary, Anixter Inc., issued the $200.0 million Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. Net issuance costs of approximately $0.3 million associated with the Senior Notes are being amortized through March 1, 2015 using the straight-line method.

    At September 29, 2006, the primary liquidity source for Anixter is the $275.0 million, five-year bank revolving credit agreement, of which $105.5 million was outstanding. Facility fees of 27.5 basis points payable on the five-year revolving credit agreement totaled $0.6 million in the 39 weeks ended September 29, 2006 and September 30, 2005 and were included in interest expense in the condensed consolidated statements of operations.

    In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend to Anixter Inc. The Canadian dollar borrowing rate under the agreement is the BA/CDOR rate plus the applicable bankers' acceptance fee (currently 125 basis points) or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 27.5 basis points. At September 29, 2006 and December 30, 2005, $28.5 million and $25.8 million (U.S. dollar equivalent) was borrowed under the facility, respectively.

                           ANIXTER INTERNATIONAL INC.


    Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at September 29, 2006 and December 30, 2005, certain foreign subsidiaries had approximately $42.7 million and $30.5 million, respectively, available under bank revolving lines of credit, $42.3 million and $2.9 million of which was borrowed and included in long-term debt outstanding at September 29, 2006 and December 30, 2005, respectively.

    In October 2000, the Company entered into an accounts receivable securitization program. The program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation ("ARC"), a wholly owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the 39 weeks ended September 29, 2006 and September 30, 2005 was approximately $170.3 million and $115.5 million, respectively. The effective rate on the ARC funding was 5.6% and 3.7% in the 39 weeks ended September 29, 2006 and September 30, 2005, respectively.

    The Company's revolving credit agreements require certain covenant ratios to be maintained. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio requirement of the primary bank revolving credit agreement, as of September 29, 2006, the total availability of all revolving lines of credit at Anixter was permitted to be borrowed, of which $153.8 million may be used to pay dividends to the Company. The Company's debt-to-total capitalization decreased from 47.0% at December 30, 2005 to 44.6% at September 29, 2006.

    Consolidated interest expense was $10.0 million and $6.9 million in the third quarter of 2006 and 2005, respectively, and $27.5 million and $18.9 million for the 39 weeks ended September 29, 2006 and September 30, 2005, respectively. The increase in interest expense is primarily due to a combination of higher debt levels and modestly higher interest rates on the percentage of our borrowings that are based on variable rates. While interest rates on approximately two thirds of our borrowings were fixed at the end of the third quarter in 2006, our weighted average cost of borrowings increased modestly to 5.5% from 5.0% in the third quarter of 2005.

THIRD QUARTER 2006 RESULTS OF OPERATIONS

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

    During the third quarter of 2006, the Company continued to experience very solid, broad-based sales growth in nearly all of the end markets it serves and made continued progress on initiatives to grow its security and fastener businesses and supply chain service offerings. Third quarter growth was particularly strong in the electrical wire and cable market due to strong end market customer demand, global expansion of the markets served and higher copper prices. The Company's success in these areas during the third quarter contributed to record quarterly sales and operating income of $1,330.5 million and $96.1 million, respectively.

                           ANIXTER INTERNATIONAL INC.

    The Company's recent operating results, however, have been favorably affected by the rise in commodity prices, primarily copper, which are components in some of the products sold. As current inventory purchase costs increase due to higher commodity prices, the Company's percentage mark-up to customers remains relatively constant, which would result in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

    The Company estimates that higher copper prices added $68 million to its electrical and electronic wire and cable sales during the 13 weeks ended September 29, 2006 versus the year ago quarter. The incremental sales added an estimated $18 million to operating income in the third quarter. These amounts reflect our best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions.

    Unlike the second quarter of 2006, where the sharp run up in copper prices during the quarter created significant gains from the sell-through of lower cost electrical and electronic wire and cable inventory, the third quarter of 2006 has experienced relatively flat copper prices and yielded only minor amounts of such gains. Conversely, since copper prices in the third quarter of 2006 were at a consistently high level throughout the quarter, the effect of copper pricing was greater, in both sales and gross profit, compared to the second quarter of 2006 when, throughout that quarter, the Company saw a rapid escalation in copper prices. This effect occurred even though the year-to-year difference in the average quarterly copper prices, in both the second and third quarters, was nearly identical.

    The impact of higher copper prices on third quarter operating profits should in large part repeat when compared to prior year results so long as average copper prices in the coming quarters continues to approximate copper prices in the third quarter. To the extent that future copper prices are higher or lower than the average of the third quarter, then, all other things being equal, earnings will be higher or lower in future periods. In the event that the change in copper prices is sudden and significant, then there could be future inventory gains or losses from the sell-through of inventory purchased in prior months.

    During the 13 weeks ended September 29, 2006, the Company entered into a settlement with the Internal Revenue Service ("IRS") as to the federal income tax liabilities of the Company and its subsidiaries for the tax years 1996 through 1998. Under the terms of this settlement, the Company will be able to deduct certain losses on its U.S. tax return arising from changes in the IRS regulations that became effective in 1996. Primarily as a result of this settlement, the Company has reduced the third quarter tax provision by $18.1 million. The interest income portion of this settlement of $7.7 million (after-tax impact of $4.7 million) is reflected in the "Other, net" line in the condensed consolidated statement of operations for the 13 weeks ended September 29, 2006. The total effect on the third quarter net income was a gain of $22.8 million, or 53 cents per diluted share. The 1996-1998 refund has been approved by the Joint Committee on Taxation of the U. S. Congress and is expected to be received in the fourth quarter of 2006.

CONSOLIDATED RESULTS OF OPERATIONS

                                                   13 WEEKS ENDED
                                    -----------------------------------------
                                    SEPTEMBER 29,    SEPTEMBER 30,    PERCENT
                                        2006             2005         CHANGE
                                    -------------    -------------    -------
                                                    (IN MILLIONS)
Net sales.......................    $     1,330.5    $     1,009.2      31.8%
Gross profit....................    $       320.5    $       239.6      33.7%
Operating expenses..............    $       224.4    $       190.7      17.6%
Operating income................    $        96.1    $        48.9      96.7%

    Net Sales: The Company's net sales during the third quarter of 2006 increased $321.3 million, or 31.8%, to $1,330.5 million from $1,009.2 million in the same period in 2005. The acquisition of IMS in May 2006 accounted for $13.6 million of the increase while favorable effects of foreign exchange rates contributed $21.1 million to third quarter sales as compared to the year ago period. Excluding the acquisition of IMS and the favorable effects of foreign exchange rates, the Company's net sales increased $286.6 million, or approximately 28.4%, in the third quarter of 2006 as compared to the prior year. The factors driving our strong organic growth were consistent with those the Company has

                           ANIXTER INTERNATIONAL INC.

seen the past few quarters. In the most recent quarter, the Company experienced very strong growth in larger project business, particularly as it relates to data center builds in the enterprise cabling market and energy and natural resources customers within our electrical and electronic wire and cable market. At the same time, the Company continues to experience strong growth in security and OEM supply sales. The Company estimates higher copper prices accounted for an estimated $68 million of our year-on-year increase in sales within the electrical wire and cable market. Excluding the impact of copper prices along with the IMS acquisition and favorable foreign exchange effects, the Company's net sales increased $218.6 million, or approximately 22%, in the 13 weeks ended September 29, 2006 as compared to the corresponding period in the prior year.

    Gross Margins: Gross margins increased in the third quarter of 2006 to 24.1% compared to 23.7% in the corresponding period in 2005. The improvement in margins primarily reflects changes in the sales mix between end markets.

    Operating Income: As a result of very strong sales growth, a 40 basis point increase in gross margins and tight expense controls, operating margins were 7.2% in the third quarter of 2006 as compared to 4.8% in the third quarter of 2005. Operating expenses increased $33.7 million, or 17.6%, in the third quarter of 2006 from the corresponding period in 2005. The May 2006 acquisition of IMS increased operating expenses by $2.5 million, while changes in foreign exchange rates increased operating expenses by $3.6 million. Excluding the acquisition of IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $27.6 million, or 14.4%, primarily due to variable costs associated with higher sales volumes.

    Improved operating margins on higher sales generated an increase in operating income of $47.2 million, or 96.7%, in the 13 weeks ended September 29, 2006 as compared to the corresponding period in 2005. The acquisition of IMS in May 2006 accounted for $1.3 million of the increase while favorable foreign exchange added $2.0 million to third quarter of 2006 operating income as compared to the year ago period. Excluding the acquisition of IMS and the favorable effects of foreign exchange rates, operating income increased $43.9 million in the 13 weeks ended September 29, 2006 as compared to the same period in 2005. The Company estimates that higher copper prices added $18 million to the Company's electrical and electronic wire and cable operating income in the 13 weeks ended September 29, 2006 as compared to the corresponding period in 2005. Excluding the estimated $18 million effect of higher copper prices, along with the acquisition of IMS and favorable foreign exchange rates, the Company's third quarter of 2006 operating income would have been $74.8 million, which represents operating margins of 6.1%.

    Interest Expense: Consolidated interest expense was $10.0 million in the third quarter of 2006 as compared to $6.9 million in 2005. Interest expense increased due to additional borrowings to fund the acquisitions of Infast in July 2005 and IMS in May 2006 and to pay the special dividend in October 2005. The average long-term debt balance in the third quarter of 2006 was $738.0 million as compared to $553.2 million in the corresponding period in 2005. With the interest rates on approximately two-thirds of the Company's borrowings fixed, the Company's average cost of borrowings for the third quarter of 2006 rose modestly to 5.5% from 5.0% in the corresponding third quarter of 2005.

Other, net:

                                                          13 WEEKS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,
                                                       2006            2005
                                                   -------------   ------------
                                                           (IN MILLIONS)
Foreign exchange.................................   $       0.4    $      (0.2)
Cash surrender value of life insurance policies..           0.8            0.6
Interest income, net.............................           7.1           (0.6)
Other............................................          (0.1)          (0.1)
                                                    -----------    -----------
                                                    $       8.2    $      (0.3)
                                                    ===========    ===========

    Due to a favorable movement in the Euro, foreign exchange resulted in a $0.4 million gain in the third quarter of 2006 as compared to a foreign exchange loss of $0.2 million in the corresponding period in 2005. Interest income, net increased in the third quarter of 2006 as compared to the corresponding period in the prior year due to the tax settlement with the IRS.

                           ANIXTER INTERNATIONAL INC.

     Income Taxes: The consolidated tax provision increased to $18.1 million in the third quarter of 2006 from $16.6 million in the third quarter of 2005, primarily due to an increase in income before taxes offset by the $18.1 million reduction in the third quarter of 2006 tax provision primarily as a result of the IRS settlement. The effective tax rate is 19.3% for the 13 weeks ended September 29, 2006 compared to 39.8% for the corresponding period in 2005. Excluding the tax settlement, the Company's effective tax rate was 38.4% for the 13 weeks ended September 29, 2006.

NORTH AMERICA RESULTS OF OPERATIONS


                                                  13 WEEKS ENDED
                                     -----------------------------------------
                                     SEPTEMBER 29,    SEPTEMBER 30,    PERCENT
                                         2006             2005         CHANGE
                                     -------------    -------------    -------
                                                   (IN MILLIONS)
Net sales ........................    $    991.7       $    747.5       32.7%
Gross profit .....................    $    235.2       $    176.4       33.3%
Operating expenses ...............    $    157.6       $    133.8       17.8%
Operating income .................    $     77.6       $     42.6       82.1%

     Net Sales: When compared to the corresponding period in 2005, North America net sales for the 13 weeks ended September 29, 2006 increased 32.7% to $991.7 million, including $13.6 million due to the acquisition of IMS, a $10.8 million favorable effect of Canadian exchange rates and an estimated $63 million due to higher copper prices. Excluding the favorable effects of higher copper prices, the acquisition of IMS and foreign exchange rate changes, North America net sales were $904.3 million in the 13 weeks ended September 29, 2006, which represents an increase of $156.8 million, or approximately 21%, over the corresponding quarter in 2005. Enterprise cabling and security solutions sales in North America increased $79.2 million in the third quarter of 2006, or 20.3%, compared to the corresponding period in the prior year. The stronger Canadian dollar accounted for $3.1 million of the increase while the remainder of the increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering, product line expansion and a stronger pricing environment. North America electrical and electronic wire and cable sales of $342.9 million increased $139.4 million, or 68.5%, due to a combination of increased demand from existing customers, the addition of new customers, the effects of higher copper prices (which added approximately $63 million to sales), the stronger Canadian dollar (which added approximately $7.3 million to third quarter sales) and the acquisition of IMS (which added approximately $13.6 million to sales). Excluding the effects of copper, foreign exchange and IMS, the electrical and electronic wire and cable sales were up approximately 27% in the third quarter of 2006 as compared to the corresponding period in 2005. In the OEM supply market, sales increased 14.0%, or $12.7 million, as we continue to add new customers as well as expand our relationship with existing customers. Although the Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers, sales to this end market increased 27.7% in the third quarter of 2006 as compared to the third quarter of 2005.

     Gross Margins: Gross margins increased to 23.7% in the third quarter of 2006 from 23.6% for the same period in 2005. The increase is primarily due to a favorable sales mix.

     Operating Income: Operating expenses increased $23.8 million in the third quarter of 2006 from the corresponding period in 2005. The increase is primarily due to variable costs associated with the increase in sales volume, the addition of IMS expenses of $2.5 million and foreign exchange rate changes that increased operating expenses by $1.4 million. Due to the sales growth of 32.7%, higher copper prices and associated leveraging of the expense structure, operating margins were 7.8% in the third quarter of 2006 as compared to 5.7% in the third quarter of 2005. While strong market conditions and market share gains were the primary drivers of the sales growth and improved profitability, copper prices played a meaningful part in the strong third quarter operating results in North America. The Company has estimated that the effects of higher copper prices in the electrical and electronic wire and cable market had the effect of increasing North America operating income by $17 million versus the year ago quarter. Canadian foreign exchange rate changes had a $1.5 million favorable impact on third quarter of 2006 operating income, while IMS added $1.3 million to operating income. Excluding the effects of higher copper prices, favorable effects of foreign exchange rates and the acquisition of IMS, operating income would have been $57.8 million and operating margins would have been 6.4%.

                           ANIXTER INTERNATIONAL INC.

EUROPE RESULTS OF OPERATIONS

                                                  13 WEEKS ENDED
                                     -----------------------------------------
                                     SEPTEMBER 29,   SEPTEMBER 30,     PERCENT
                                         2006            2005          CHANGE
                                     -------------   -------------     -------
                                                   IN MILLIONS)
Net sales ......................      $   244.5       $   193.8          26.1%
Gross profit ...................      $    65.2       $    49.4          31.9%
Operating expenses .............      $    53.2       $    45.5          16.8%
Operating income ...............      $    12.0       $     3.9         204.1%


     Net Sales: Europe net sales increased 26.1% in the third quarter of 2006 to $244.5 million from $193.8 million in the third quarter of 2005. Favorable foreign exchange increased net sales by $10.6 million in the third quarter of 2006 while copper prices in the electrical and electronic wire and cable market contributed $5 million to sales. Excluding the foreign exchange rate changes and higher copper prices, net sales increased $35.1 million, or approximately 18%, which is the strongest the Company has experienced in several quarters. European sales reflects improved economic conditions, particularly the number of larger projects in the market, good progress in our efforts to build a stronger presence in the electrical and electronic wire and cable market, expanding our presence in the Mideast and continuing strong growth in our OEM supply business as compared to the corresponding period in 2005.

     Gross Margins: Europe's gross margins increased to 26.7% in the third quarter of 2006 from 25.5% in the same period in 2005. Europe's gross margin improvement reflects a change in the sales mix between end-markets.

     Operating Income: Compared to the third quarter of 2005, Europe's operating expenses increased 16.8%, or $7.7 million, to $53.2 million in the third quarter of 2006. Europe operating margins increased from 2.1% in the third quarter of 2005 to 5.0% in 2006. Our European OEM supply business continues to generate solid operating margins. Exchange rate changes had a $0.5 million favorable impact on operating income while higher copper prices increased operating income by an estimated $1 million.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                  13 WEEKS ENDED
                                    -------------------------------------------
                                    SEPTEMBER 29,    SEPTEMBER 30,      PERCENT
                                        2006             2005           CHANGE
                                    -------------    -------------      -------
                                                   (IN MILLIONS)
Net sales ......................      $     94.3       $    67.9          38.7%
Gross profit ...................      $     20.1       $    13.8          45.9%
Operating expenses .............      $     13.6       $    11.4          18.7%
Operating income ...............      $      6.5       $     2.4         179.2%


     Net Sales: Emerging Markets' (Asia Pacific and Latin America) net sales were up 38.7%, to $94.3 million in the third quarter of 2006, from $67.9 million in the third quarter of 2005. Latin America sales grew 38.3%, while Asia Pacific sales were up 39.9% during the third quarter of 2006 compared to the corresponding period in 2005. The increase in Asia Pacific is due to strong sales in Australia and India. The sales growth in Latin America was throughout the region. Exchange rate changes had a minimal impact on sales.

     Gross Margins: During the third quarter of 2006, Emerging Markets' gross margins increased to 21.3% from 20.3% in the corresponding period in 2005. The increase primarily resulted from the strong pricing environment in Mexico and Brazil.

     Operating Income: Operating expenses increased $2.2 million, or 18.7%, in the third quarter of 2006 as compared to the corresponding period in 2005. Emerging Markets' operating margins increased to 6.9% in the third quarter of 2006 from 3.4% in 2005 primarily as a result of the sales growth throughout these markets and resulting leveraging of the expense structure. Exchange rate changes had a minimal impact on operating income.

                           ANIXTER INTERNATIONAL INC.


YEAR-TO-DATE 2006 RESULTS OF OPERATIONS

OVERVIEW

     In the 39 weeks ended September 29, 2006, sales increased 29.0% and produced net income of $156.9 million as compared to $69.9 million in the corresponding period in 2005. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of the acquisitions of Infast in July 2005 and IMS in May 2006, combined unit growth, commodity driven price increases (primarily copper) and exchange rate changes related to the weaker U.S. dollar.

     The Company estimates that higher copper prices added $140 million to its electrical and electronic wire and cable sales and $39 million to operating income in the 39 weeks ended September 29, 2006. These amounts reflect our best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. For further information on the effect copper pricing may have on the Company's future results of operations, see the "Overview" section of the "Third Quarter 2006 Results of Operations."

     Gross margins increased 40 basis points in the 39 weeks ended September 29, 2006 as compared to the corresponding period in 2005, primarily due to an improved sales mix, higher prices and an increase in electrical and electronic wire and cable gross margins. As a result of strong sales growth and higher gross margins and our ability to further leverage the Company's operating expense structure, operating margins increased 200 basis points to 6.8% in the 39 weeks ended September 29, 2006 as compared to 4.8% in the corresponding period in 2005.

     The 39 weeks ended September 29, 2006 results of operations for the Company include the same effects as noted in the "Third Quarter 2006 Results of Operations" related to the tax settlement with the IRS.

CONSOLIDATED RESULTS OF OPERATIONS

                                                 39 WEEKS ENDED
                                  -------------------------------------------
                                  SEPTEMBER 29,    SEPTEMBER 30,      PERCENT
                                      2006             2005           CHANGE
                                  -------------    -------------      -------
                                                 (IN MILLIONS)
Net sales .....................    $   3,640.8      $    2,821.8        29.0%
Gross profit ..................    $     884.8      $      674.5        31.2%
Operating expenses ............    $     638.1      $      539.8        18.2%
Operating income ..............    $     246.7      $      134.7        83.1%


     Net Sales: The Company's net sales in the 39 weeks ended September 29, 2006 increased 29.0% to $3,640.8 million from $2,821.8 million in the same period in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $140.2 million, the IMS sales in 2006 (IMS was acquired in May 2006) of $18.3 million and the favorable impact of foreign exchange of $29.9 million, the Company's net sales increased $630.6 million, or approximately 22.3%, in the 39 weeks ended September 29, 2006 as compared to the corresponding period in the prior year. The increase in net sales was due to a combination of increased customer spending, market share gains from the addition of new customers and expanded supply chain services offering, continued growth from our initiative to expand our security products distribution business and higher copper prices. The Company estimates that higher copper prices during 2006 have increased electrical and electronic wire and cable sales by $140 million versus the same period in 2005. Excluding the effects of higher copper prices, along with the acquisitions described above and the effects from changes in exchange rates, the Company's net sales increased $490.6 million, or approximately 17.4%, during the 39 weeks ended September 29, 2006 from the same period in 2005.

     Gross Margins: Gross margins increased to 24.3% in the 39 weeks ended September 29, 2006 from 23.9% in the corresponding period in 2005. The increase in margins is attributable to changes in the sales mix between end markets.

                           ANIXTER INTERNATIONAL INC.


     Operating Income: As a result of very strong sales growth, a 40 basis point increase in gross margins and tight expense controls, operating margins were 6.8% for the 39 weeks ended September 29, 2006 as compared to 4.8% in the corresponding period in 2005. Operating expenses increased $98.3 million, or 18.2%, in the 39 weeks ended September 29, 2006 from the corresponding period in 2005. The Infast and IMS acquisitions increased operating expenses by $39.1 million, while changes in exchange rates increased operating expenses by $4.0 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $55.2 million, or 10.2%, primarily due to variable costs associated with higher sales volumes, along with increases in healthcare costs, pension costs and costs associated with additional restricted stock grants.

     Improved operating margins on higher sales generated an increase in operating income of $112.0 million, or 83.1%, in the 39 weeks ended September 29, 2006 as compared to the corresponding period in the prior year. The acquisitions of Infast and IMS increased operating income by $3.3 million, while the favorable effects of foreign exchange rates added $3.9 million to operating income in the 39 weeks ended September 29, 2006 as compared to the year ago period. Excluding the acquisitions of Infast and IMS and the favorable effects of foreign exchange rates, operating income increased $104.8 million in the 39 weeks ended September 29, 2006 as compared to the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $33 million to the Company's electrical wire and cable operating income during the 39 weeks ended September 29, 2006 as compared to the year ago period, while inventory gains added $6 million to operating income in the second quarter of 2006 (due to the sell through of lower cost inventory and significant run up in copper prices in that quarter). Excluding the effects of higher copper prices, the inventory gains in the second quarter of 2006, the acquisitions of Infast and IMS and the favorable effects of foreign exchange, operating income for the 39 weeks ended September 29, 2006 would have been $200.5 million, which represents an operating margin of 6.1%.

     Interest Expense: Consolidated interest expense increased to $27.5 million in the 39 weeks ended September 29, 2006 from $18.9 million in the corresponding period in 2005. Interest expense increased due to the issuance of the Senior Notes in 2005, additional borrowings to fund the acquisitions of Infast in July 2005 and IMS in May 2006 and to pay the special dividend in October 2005. The average debt balance was $694.0 million and $512.8 million for the 39 weeks ended September 29, 2006 and September 30, 2005, respectively. The average interest rate for the 39 weeks ended September 29, 2006 and September 30, 2005 was 5.3% and 4.9%, respectively.

Other, net:

                                                          39 WEEKS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 29,   SEPTEMBER 30,
                                                        2006            2005
                                                    -------------   -------------
                                                           (IN MILLIONS)
Foreign exchange .................................    $     (1.3)    $     (2.5)
Cash surrender value of life insurance policies...           1.4            0.6
Interest income, net .............................           6.8           (0.1)
Other ............................................          (0.3)          (0.3)
                                                      ----------     ----------
                                                      $      6.6     $     (2.3)
                                                      ==========     ===========

     Foreign exchange losses declined $1.2 million during the 39 weeks ended September 29, 2006 compared to the corresponding period in 2005 primarily due to a favorable movement of the Euro. Interest income, net increased in the 39 weeks ended September 29, 2006 as compared to the corresponding period in the prior year as a result of interest income recorded in the third quarter of 2006 related to the tax settlement with the IRS.

     Income Taxes: The consolidated tax provision increased to $68.9 million in the 39 weeks ended September 29, 2006 from $42.4 million in the corresponding period in 2005, due to an increase in income before taxes offset by the $18.1 million reduction in the third quarter of 2006 tax provision primarily as a result of the IRS settlement. The effective tax rate is 30.5% for the 39 weeks ended September 29, 2006 compared to 37.8% for the corresponding period in 2005. The decrease in the effective tax rate is due to the effect of the tax refund from the IRS. Excluding the tax settlement, the Company's effective tax rate was 38.5% for the 39 weeks ended September 29, 2006. The tax rate for the 39 weeks ended September 30, 2005 had been decreased due to a $1.4 million tax credit resulting from a favorable tax ruling in Europe during the second quarter of 2005.

                           ANIXTER INTERNATIONAL INC.


NORTH AMERICA RESULTS OF OPERATIONS


                                                     39 WEEKS ENDED
                                         -------------------------------------
                                         SEPTEMBER 29,  SEPTEMBER 30,  PERCENT
                                             2006           2005       CHANGE
                                         ------------   ------------   -------
                                                     (IN MILLIONS)

Net sales ...........................    $   2,693.2    $  2,102.2       28.1%
Gross profit ........................    $     649.7    $    502.9       29.2%
Operating expenses ..................    $     448.9    $    390.4       15.0%
Operating income ....................    $     200.8    $    112.5       78.4%


     Net Sales: When compared to the corresponding period in 2005, North America net sales for the 39 weeks ended September 29, 2006 increased 28.1% to $2,693.2 million. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $9.8 million, the IMS sales in 2006 (IMS was acquired in May 2006) of $18.3 million and the favorable impact of foreign exchange of $32.0 million, the North America sales growth was 25.3%. The Company estimates that higher copper prices during 2006 have increased North America electrical wire and cable sales by $129 million versus the same period in 2005. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in North America were $2,504.1 million, which represents an increase of 19.1% in the 39 weeks ended September 29, 2006 as compared to the corresponding period in 2005. The electrical and electronic wire and cable sales increased $325.4 million while enterprise cabling sales increased $210.0 million in the 39 weeks ended September 29, 2006 as compared to the corresponding period in 2005, due to improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering, product line expansion, a stronger pricing environment and the effects of higher copper prices. In the OEM supply market, sales increased 20.3% on a combination of improved customer demand, new contract additions and the acquisition of Infast. Sales to telecom-related OEMs increased 3.3% in the 39 weeks ended September 29, 2006 as compared to the corresponding period in 2005.

     Gross Margins: Gross margins increased to 24.1% in the 39 weeks ended September 29, 2006 from 23.9% for the same period in 2005. The increase is attributable to an improved sales mix, higher prices and higher margins in the electrical and electronic wire and cable market.

     Operating Income: Operating expenses increased $58.5 million in the 39 weeks ended September 29, 2006 from the corresponding period in 2005. The increase is primarily due to variable costs associated with the increase in sales volume, along with higher pension and healthcare costs and expenses related to additional restricted stock grants and the acquisitions of Infast and IMS. Primarily as a result of higher gross margins on an improved sales mix, copper price increases and continued tight expense controls, North America operating margins increased to 7.5% in the 39 weeks ended September 29, 2006 from 5.4% in the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins in the electrical and electronic wire and cable market had the effect of increasing North America operating income by $37 million versus the year ago period. During the 39 weeks ended September 29, 2006, the acquisitions of Infast and IMS increased operating income by $1.2 million while favorable effects of foreign exchange rates increased operating income by $3.9 million. Excluding the effects of higher copper prices, the acquisitions of Infast and IMS and favorable effects of foreign exchange rates, operating income was $158.7 million during the 39 weeks ended September 29, 2006, which represents an operating margin of 6.3%.

EUROPE RESULTS OF OPERATIONS

                                                      39 WEEKS ENDED
                                         -------------------------------------
                                         SEPTEMBER 29,  SEPTEMBER 30,  PERCENT
                                            2006            2005       CHANGE
                                         ------------   ------------   -------
                                                     (IN MILLIONS)
Net sales ...........................    $     704.6     $   526.8       33.8%
Gross profit ........................    $     182.9     $   132.5       38.0%
Operating expenses ..................    $     153.0     $   117.0       30.8%
Operating income ....................    $      29.9     $    15.5       92.5%

                           ANIXTER INTERNATIONAL INC.


     Net Sales: Europe net sales increased 33.8% in the 39 weeks ended September 29, 2006 to $704.6 million from $526.8 million in the corresponding period in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $130.4 million and the unfavorable foreign exchange impact of $2.9 million, Europe's sales increased $50.3 million, or 9.5%. The Company has estimated that higher copper prices during the 39 weeks ended September 29, 2006 have increased the electrical and electronic wire and cable sales in Europe by $11 million versus the same period in 2005.

     Gross Margins: Europe's gross margins increased to 26.0% in the 39 weeks ended September 29, 2006 from 25.1% in the corresponding period in 2005. The increase is primarily due to higher margins in the electrical and electronic wire and cable business.

     Operating Income: Compared to the 39 weeks ended September 30, 2005, Europe operating expenses increased 30.8%, or $36.0 million, to $153.0 million in the 39 weeks ended September 29, 2006. Included in the increase is $33.5 million due to the acquisition of Infast offset by a favorable impact of changes in exchange rates of $0.5 million. Excluding the acquisition of Infast and exchange rate impact, operating expenses were approximately $3.0 million, or 2.6%, higher than 2005. Higher gross margins, tight expense controls, substantial improvement in operating performance in the Europe electrical and electronic wire and cable business and an almost flat exchange rate change impact on operating income resulted in operating margins increasing 120 basis points to 4.2% in 2006 as compared to 3.0% in 2005. The Company estimates that the higher copper prices increased Europe operating income by $2 million in the 39 weeks ended September 29, 2006.

EMERGING MARKETS RESULTS OF OPERATIONS

                                                     39 WEEKS ENDED
                                         -------------------------------------
                                         SEPTEMBER 29,  SEPTEMBER 30,  PERCENT
                                             2006           2005       CHANGE
                                         ------------   ------------   -------
                                                     (IN MILLIONS)
Net sales ...........................    $     243.0     $     192.8     26.0%
Gross profit ........................    $      52.2     $      39.1     33.5%
Operating expenses ..................    $      36.2     $      32.4     11.5%
Operating income ....................    $      16.0     $       6.7    140.5%



     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 26.0%, to $243.0 million in the 39 weeks ended September 29, 2006, from $192.8 million in the 39 weeks ended September 30, 2005, including a $0.8 million favorable impact from changes in foreign exchange rates. Latin America sales grew 24.7%, while Asia Pacific sales increased 29.8% in the 39 weeks ended September 29, 2006 compared to the corresponding period in 2005. The sales growth in Latin America was throughout the region. The increase in Asia Pacific is due to strong sales in Australia and India.

     Gross Margins: During the 39 weeks ended September 29, 2006, Emerging Markets' gross margins increased to 21.5% from 20.3% in the corresponding period in 2005. The increase is primarily due to the strong pricing environment in Latin America.

     Operating Income: Emerging Markets operating income increased $9.3 million, or 140.5%, in the 39 weeks ended September 29, 2006 as compared to the corresponding period in the prior year. Operating expenses increased only $3.8 million, or 11.5%, as compared to the corresponding period in 2005. A favorable sales tax-related settlement in Australia reduced operating expenses $2.2 million in the 39 weeks ended September 29, 2006. Excluding the sales tax-related settlement, operating expenses increased $6.0 million, or 18.3%, from the corresponding period in 2005. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 6.6% (5.7% excluding the favorable affect of the sales tax related settlement of $2.2 million) in the 39 weeks ended September 29, 2006 from 3.5% in 2005. Exchange rate changes had a minimal impact on operating income.

                           ANIXTER INTERNATIONAL INC.




ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 29, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2006. There was no change in the Company's internal control over financial reporting that occurred during the 13 weeks ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ANIXTER INTERNATIONAL INC.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

     (10) Material Contracts.

          10.1 Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated September 28, 2006, among Anixter Receivables Corporation, as Seller, Anixter, Inc., as Servicer, JPMorgan Chase Bank, NA, as Agent and the other financial institutions named herein.

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




                                      ANIXTER INTERNATIONAL INC.





November 2, 2006                      By:        /s/ Robert W. Grubbs
                                          -----------------------------------
                                                  Robert W. Grubbs
                                          President and Chief Executive Officer


November 2, 2006                      By:        /s/ Dennis J. Letham
                                          -----------------------------------
                                                   Dennis J. Letham
                                            Senior Vice President -- Finance
                                              and Chief Financial Officer