Form 10-K
period 2006-12-29
ANIXTER INTERNATIONAL INC
filed 2007-02-23
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

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

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,589,099,146 as of June 30, 2006.

At February 20, 2007, 36,623,927 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

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

In the fourth quarter of 2006, the Company announced that it had acquired all of the outstanding shares of MFU Holding S.p.A. (“MFU”), a privately held fastener distributor in Italy. MFU’s fastener distribution business complements the Company’s existing product offerings in Europe as well as its value-added services and inventory management programs. During the second quarter of 2006, the Company acquired IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., and a small business in Eastern Europe. IMS complements the Company’s existing electrical wire and cable business in North America while employing approximately 100 people. Other strategic acquisitions made over the last four years (Infast Group plc, Distribution Dynamics Inc., Walters Hexagon Group Ltd., and Pentacon Inc.) have allowed the Company to build a strong presence in the global original equipment manufacturer (“OEM”) supply marketplace.

(b)	Financial Information about Industry Segments

The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors, installers and end users, including manufacturers, natural resources companies, utilities and OEMs. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

Within each geographic segment, the Company organizes its sales teams based on the anticipated customer use or application of the products sold. Currently, the Company has enterprise cabling and security sales specialists (primarily copper and fiber data cabling, connectivity, security products and related support and supply products), electrical wire and cable sales specialists (primarily power, control and instrumentation cabling) and OEM supply sales specialists (primarily direct production line feed programs of small components to OEMs). All sales teams have access to the full array of products and services offered by the Company and all sales are serviced by the same operations, systems and support functions of the Company.

For certain financial information concerning the Company’s business segments, see Note 13. “Business Segments” in the Notes to the Consolidated Financial Statements.

(c)	Narrative Description of Business

Overview

The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company’s comprehensive supply chain management solutions are designed to reduce customer procurement, deployment and management costs and enhance overall production efficiencies. Inventory management services are frequently provided under customer contracts for periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities.

Through a combination of its service capabilities and a portfolio of products from industry leading manufacturers, Anixter is the leading global distributor of data, voice, video and security network communication products and the largest North American distributor of specialty wire and cable products. In addition, Anixter is a leading distributor of “C” Class inventory components which are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications.

Customers

The Company sells products to over 95,000 active customers. These customers include international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 5% of sales and no single end-market industry group accounting for more than 12% of sales.

Products

Anixter sells over 350,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. In addition, Anixter provides electrical wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance, repair and construction-related applications as well as by OEMs. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by OEMs in manufacturing a wide variety of products.

Suppliers

The Company sources products from over 5,000 suppliers. However, over 30% of Anixter’s dollar volume purchases in 2006 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships stress joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Anixter also does not sell private label products that are either an Anixter brand or a brand name exclusive to Anixter. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with Anixter, the Company’s sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.

Significant terms of the Company’s typical distribution agreement are described as follows:

•	A non-exclusive right to re-sell products to any customer in a geography (typically defined as a country);

•	Usually cancellable upon 90 days notice by either party for any reason;

•	Excludes any minimum purchase agreements, although pricing may change with volume on a prospective basis; and

•	The right to pass through the manufacturer’s warranty to Anixter’s customers.

Distribution and Service Platform

Anixter cost-effectively serves its customers’ needs through its proprietary computer systems, which connect most of its warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter’s e-commerce platform, one of the most comprehensive, user-friendly and secure websites in the industry.

Anixter operates a series of large modern regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 12 warehouses as regional warehouses. Collectively, these facilities store approximately 40% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers. The network of warehouses and sales offices consists of 137 locations in the United States, 19 in Canada, 41 in the United Kingdom, 35 in Continental Europe, 14 in Latin America, 17 in Asia and 4 in Australia/New Zealand.

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

Employees

At December 29, 2006 the Company and its subsidiaries employed approximately 7,500 people. Approximately 44% of the employees are engaged in sales or sales-related activities, 42% are engaged in warehousing and distribution operations and 14% are engaged in support activities including inventory management, information services, finance, human resources and general management. Less than three percent of the Company’s employees are covered by collective bargaining agreements.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly skilled workforce and global distribution network. The Company’s operations and logistics platform gives it the ability to ship orders from inventory stock for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout much of its operations in 46 countries that provide its customers and suppliers with global consistency.

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

Most of the Company’s competitors are privately held, and as a result, reliable competitive information is not available.

Contract Sales and Backlog

The Company has a number of customers who purchase products under long-term (generally 3 to 5 year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase a minimum amount of goods from the Company, but would typically require that materials acquired, as a result of joint material requirements planning between the Company and the customer, be purchased by the customer.

Generally, backlog orders represent two to four weeks of sales and ship to customers within 30 to 60 days from order date. The Company’s operations and logistics platform gives it the ability to ship orders from inventory stock for delivery within 24 to 48 hours to all major global markets.

(d)	Financial Information about Geographic Areas

For information concerning foreign and domestic operations and export sales see Note 10. “Income Taxes” and Note 13. “Business Segments” in the Notes to the Consolidated Financial Statements.

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

Most of the Company’s agreements with suppliers are cancellable by either party on short notice for any reason. The Company currently sources products from over 5,000 suppliers. However, over 30% of the Company’s dollar volume purchases in 2006 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.

The Company’s foreign operations are subject to political, economic and currency risks.

The Company derives approximately 38% of its revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect the Company’s results of operations, cash flows and financial condition in these markets. The Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.

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

The Company’s recent operating results have been favorably affected by the rise in commodity prices, primarily copper, which is a major component in the electrical wire and cable products sold by the Company. As the Company’s purchase costs with suppliers increase to reflect the higher copper prices, its mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at lower prices and sold as prices increase favorably affects the Company’s results. However, a decrease in copper prices in a short period of time would have the opposite effect, negatively affecting the Company’s results.

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

Although no single customer accounts for more than 5% of the Company’s sales, a payment default by one of its larger customers could have a short-term impact on earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s distribution network consists of approximately 212 warehouses in 46 countries with more than 5.5 million square feet. There are 12 regional distribution centers (100,000 — 575,000 square feet), 29 local distribution centers (35,000 — 100,000 square feet) and 171 service centers. Additionally, the Company has approximately 55 sales offices throughout the world. Substantially all of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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

During the fourth quarter of 2006, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 23, 2007, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert W. Grubbs Jr., 50	President and Chief Executive Officer of the Company since February 1998; President and Chief Executive Officer of Anixter since July 1994.

Dennis J. Letham, 55	Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993.

John A. Dul, 45	Secretary of the Company since November 2002; General Counsel since May 1998; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 55	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 47	Vice-President — Taxes of the Company since May 1993.

Rodney A. Shoemaker, 49	Vice-President — Treasurer of the Company and Anixter since July 1999.

Rodney A. Smith, 49	Vice-President — Human Resources of the Company and Anixter since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 15. “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

PERFORMANCE GRAPH

The following graphs set forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. The first graph reflects the comparison of shareholder return on the Company’s Common Stock with that of a broad market index and a peer group index consistent with the prior year (excludes Houston Wire and Cable Company and WESCO International, Inc.). The second chart includes the comparison of shareholder return on the Company’s Common Stock with that of a broad market index and the 2006 peer group index. The Company’s Peer Group Index for 2006 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. In 2006, the Company has included Houston Wire and Cable Company and WESCO International Inc. in the peer group. Houston Wire and Cable Company is engaged in the wire and cable distribution business and is included due to their initial public offering that was completed in 2006. WESCO International Inc. was included due to their acquisition of Communications Supply Holdings, Inc., the third largest distributor in the enterprise cabling market. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2006	2005	2004	2003	2002*
	(In millions, except per share amounts)

Selected Income Statement Data:
Net sales	$4,938.6	$3,847.4	$3,275.2	$2,625.2	$2,520.1
Operating income[a]	337.1	189.4	138.0	92.3	87.7
Interest expense and other, net[b]	(34.1)	(30.8)	(16.7)	(12.8)	(15.2)
Extinguishment of debt[c]	—	(1.2)	(0.7)	(6.6)	(0.7)
Income before extraordinary gain[a,b,c,e]	209.3	90.0	73.6	41.9	43.1
Extraordinary gain, net[d]	—	—	4.1	—	—
Net income[a,b,c,d,e]	$209.3	$90.0	$77.7	$41.9	$43.1
Basic income per share:
Income before extraordinary gain	$5.36	$2.37	$2.00	$1.15	$1.17
Net income	$5.36	$2.37	$2.11	$1.15	$1.17
Diluted income per share:
Income before extraordinary gain	$4.86	$2.22	$1.90	$1.13	$1.13
Net income	$4.86	$2.22	$2.01	$1.13	$1.13
Dividends declared per common share[f]	$—	$4.00	$1.50	$—	$—
Selected Balance Sheet Data:
Total assets[b,g]	$2,566.2	$2,012.1	$1,706.6	$1,371.4	$1,226.0
Total long-term debt[b]	$597.0	$625.1	$412.4	$239.2	$195.1
Stockholders’ equity[f,g]	$962.0	$706.4	$763.0	$690.8	$634.8
Diluted book value per share	$22.33	$17.30	$19.75	$18.58	$16.71
Weighted-average diluted shares	43.1	40.8	38.6	37.2	38.0
Year-end outstanding shares	39.5	38.4	37.4	36.4	37.5
Other Financial Data:
Working capital[b]	$1,097.8	$932.6	$815.3	$562.7	$462.5
Capital expenditures	$24.8	$15.0	$14.5	$25.9	$16.9
Depreciation and amortization	$35.3	$30.3	$25.6	$24.3	$23.5

*	The Company’s fiscal year end includes 53 weeks in 2002.

In October of 2006, May of 2006, July of 2005, June of 2004 and September of 2003 and 2002, the Company acquired MFU, IMS, Infast, DDI, Walters Hexagon and Pentacon for $61.1 million, $25.8 million, $71.8 million, $32.9 million, $43.9 million and $111.4 million, respectively, inclusive of legal and advisory fees. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. See Note 6. “Acquisition of Businesses” in the Notes to the Consolidated Financial Statements for further information.

Notes:

(a)	For the year ended December 29, 2006, operating income includes a favorable sales tax-related settlement in Australia which reduced operating expenses by $2.2 million ($0.04 per diluted share). For the year ended December 31, 2004, operating income includes net favorable adjustments to cost of sales of $10.2 million ($0.16 per diluted share) arising primarily from the reduction in risks associated with the value of certain inventories, an impairment charge of $1.8 million ($0.03 per diluted share) to write down to fair value the value assigned to the Pentacon tradename when it was acquired in 2002 and unfavorable expenses of $5.2 million ($0.09 per diluted share) related to the relocation of the Company’s largest distribution facility, severance costs associated with staffing reductions in Europe and acquisition-related charges.

(b)	In 2006, the Company recorded interest income of $6.9 million ($0.10 per diluted share) as a result of tax settlements in the U.S. and Canada. In the fourth quarter of 2000, the Company incurred an $8.8 million charge ($0.12 per diluted share) relating to the discount on the initial non-recourse sale of accounts receivable to an unconsolidated wholly owned special purpose corporation (“ARC”) in connection with an accounts receivable securitization program. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. Due to the accounting consolidation of ARC at the end of the third quarter of 2004, the Company recovered the remaining $6.4 million ($0.10 per diluted share) of discount costs during the fourth quarter of 2004. As a result of the consolidation of ARC, working capital, total assets and debt increased in 2004 by approximately $222.2 million, $168.3 million and $161.8 million, respectively. See Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further details.

(c)	On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million and recorded a charge of $1.2 million ($0.02 per diluted share) related to the write-off of deferred financing costs. In 2004, the Company recorded a charge of $0.7 million ($0.01 per diluted share) related to the write-off of deferred financing costs associated with the early termination and refinancing of the Company’s $275.0 million revolving credit facility. In 2003, the Company recorded a charge of $6.6 million ($0.11 per diluted share) for the early retirement of $67.5 million of its Convertible Notes due 2020 and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility.

(d)	An extraordinary gain of $4.1 million ($0.11 per diluted share) was recorded in 2004 associated with the receipt of $4.7 million of cash for a 1983 matter related to Itel Corporation, the predecessor of the Company.

(e)	For the year ended December 29, 2006, net income includes $27.0 million ($0.63 per diluted share) primarily related to tax settlements in the U.S. and Canada and the initial establishment of deferred taxes associated with its foreign operations. For the year ended December 30, 2005, net income includes a favorable tax adjustment of $1.4 million ($0.03 per diluted share) related to a favorable income tax ruling in Europe and an unfavorable tax adjustment of $7.7 million ($0.19 per diluted share) related to the repatriation of accumulated foreign earnings.

(f)	Stockholders’ equity reflects treasury stock purchases of $35.6 million in 2003. The Company did not purchase any treasury shares in 2006, 2005, 2004 or 2002. As of December 29, 2006 and December 30, 2005, stockholders’ equity reflects the 2005 and 2004 special dividends declared of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The dividends declared in 2005 and 2004 were approximately $156.1 million and $55.8 million, respectively.

(g)	In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (“SFAS No. 158”), which became effective for the Company as of the end of the fiscal year ending December 29, 2006. Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit post retirement plan is required as an initial adjustment to the ending balance of other comprehensive income, net of tax. To recognize the Company’s liability arising from the funded status of the defined benefit pension plans as of December 29, 2006, the Company recorded net adjustments increasing total pension liabilities by $25.9 million. The pension liability adjustment was offset by a net reduction in stockholders’ equity of $19.0 million and deferred tax assets of $6.9 million. In accordance with SFAS No. 158, the financial statements for periods prior to the date of adoption have not been restated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 29 to 64 of this Report.

Acquisition of Businesses

On October 31, 2006, the Company acquired all of the outstanding shares of MFU Holding S.p.A. (“MFU”), a privately held fastener distributor based in Italy. The Company paid approximately $61.1 million in cash consideration for MFU and assumed approximately $5.8 million of outstanding debt obligations. The purchase of the shares was funded from additional borrowings under the Company’s revolving credit facilities. MFU’s fastener distribution business employs approximately 100 people and complements the Company’s existing product offerings in Europe as well as its value-added services and inventory management programs. Included in the results of the Company for 2006 are approximately 9 weeks of MFU sales of $10.9 million and operating income of $0.8 million. On a preliminary basis the Company has estimated tangible net assets acquired at $24.3 million and intangible assets as shown below. These values will be adjusted when the Company receives a final valuation report from an independent third party.

•	$17.9 million of intangible assets with a finite life of 10 years (customer relationships); and

•	$18.9 million of goodwill.

In May of 2006, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., for $28.3 million, of which $3.0 million was held back to cover various representations and warranties. During 2006, certain representations were settled and the Company paid an additional $0.5 million, leaving $2.5 million of holdbacks to cover remaining representations and warranties outstanding at December 29, 2006. In addition, a net asset adjustment and a potential earn-out payment will be made during the next four months that is expected to increase the purchase price by less than $2.3 million. IMS complements the Company’s existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for 2006 are 31 weeks of IMS sales of $30.9 million and operating income of $2.8 million. The Company has estimated tangible net assets acquired at $7.3 million. Based upon a third-party valuation, intangible assets have been recorded as follows:

•	$10.6 million of intangible assets with a finite life of 15 years (customer relationships); and

•	$10.4 million of goodwill.

The Company also acquired a small company in Eastern Europe for $3.8 million during 2006, of which $0.2 million was held back to cover various representations and warranties.

On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other “C” Class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. Included in the results of the Company for 2006 and the final six months of 2005 are Infast sales of $275.7 million and $126.4 million, respectively, and operating income of $5.1 million and $1.7 million, respectively.

On June 22, 2004, the Company purchased substantially all of the assets and operations of DDI for $32.9 million. Also, in accordance with the stock purchase agreement under which Walter Hexagon was acquired in 2003, the Company paid additional consideration of $1.9 million in the fourth quarter of 2004. The additional consideration paid was based only on actual operating performance of Walters Hexagon and was recorded as an adjustment to the purchase price. DDI and Walters Hexagon, headquartered in the United States and United Kingdom, respectively, were privately held value-added distributors of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries.

These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company’s operating results would not have been significant. Intangible amortization expense is expected to be approximately $6.5 million per year for the next five years.

Financial Liquidity and Capital Resources

Overview

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be from changes in working capital as a result of the rate of sales increase or decrease.

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company may, from time to time, issue or retire borrowings or equity or pay special dividends in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

Cash Flow

Year ended December 29, 2006: Consolidated net cash used in operating activities was $40.0 million in 2006, compared to a $0.5 million source of cash for the same period in 2005. The decrease in cash flow from operations is primarily due to the increase in working capital (primarily accounts receivable and inventory) needed to support a 28.4% increase in sales.

Consolidated net cash used in investing activities increased to $115.3 million in 2006 versus $86.8 million for 2005. During 2006, the Company spent $90.5 million to purchase MFU, IMS and a small business in Eastern Europe compared to $71.8 million of cash used in 2005 to acquire Infast. Capital expenditures increased $9.8 million during 2006 compared to the corresponding period in 2005. Capital expenditures are expected to increase to approximately $35 million in 2007 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its distribution and information technology infrastructure.

Consolidated net cash provided by financing activities was $184.4 million in 2006 compared to $54.7 million in the corresponding period in 2005. Proceeds from the issuance of common stock relating to the exercise of stock options were $16.1 million in 2006 compared to $15.0 million in the corresponding period in 2005. The fiscal year 2006 includes $12.0 million of cash provided from the income tax benefit associated with employee stock plans as a result of the Company’s adoption of Statement of SFAS 123(R). In 2005, the tax benefit was classified in operating activities in the statement of cash flows. In 2006, the Company increased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $157.2 million compared to an increase of $64.2 million in the corresponding period in 2005. In 2005, the Company issued $200.0 million of 5.95% unsecured senior notes due 2015 (“Senior Notes”). The proceeds of $199.6 million were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast. Issuance costs, primarily related to the offering, were $2.3 million, which were partially offset by proceeds of $1.8 million that resulted from an interest rate hedge completed prior to the offering.

Year ended December 30, 2005: Consolidated net cash provided by operating activities was $0.5 million in 2005, compared to $57.0 million for the same period in 2004. The reduction in cash flow from operations is primarily due to the increase in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities) needed to support a 17.5% increase in sales.

Consolidated net cash used in investing activities increased to $86.8 million in 2005 versus $49.3 million for the same period in 2004. During 2005, the Company spent $71.8 million to purchase Infast compared to $34.8 million of cash used in 2004 to acquire DDI ($32.9 million) and pay additional purchase consideration for Walters Hexagon ($1.9 million). Capital expenditures increased $0.5 million during 2005 compared to the corresponding period in 2004.

Consolidated net cash provided by financing activities was $54.7 million in 2005 compared to cash used of $55.7 million in the corresponding 2004 period. In 2005, the Company increased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $64.2 million compared to a decrease of $19.8 million in the corresponding period in 2004. In 2005, the Company issued the $200.0 million Senior Notes. The proceeds of $199.6 million were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast. In 2005 and 2004, the Company used $153.7 million and $55.1 million, respectively, to fund two special dividends of $4.00 and $1.50 per common share, respectively. Proceeds from the issuance of common stock relating to the exercise of stock options and the employee stock purchase plan were $15.0 million in 2005 compared to $20.9 million in 2004. Issuance costs totaling $2.3 million in 2005 primarily related to the offering of Senior Notes. These cash outlays were partially offset by proceeds of $1.8 million resulting from entering into an interest rate hedge prior to the offering. In 2004, the Company completed an exchange of its convertible notes due 2033 for new notes due 2033 and refinanced its $275.0 million revolving credit facility. These transactions resulted in additional deferred financing costs of $1.6 million in 2004.

Financings

Revolving Lines of Credit

At December 29, 2006, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement maturing on June 18, 2009, of which $176.8 million was borrowed and included in long-term debt outstanding. The borrowing rate under the revolving credit agreement is LIBOR plus 97.5 basis points. The agreement, which is guaranteed by the Company, contains covenants that, among other things, restricts the leverage ratio and sets a minimum fixed charge coverage ratio. See exhibit 10.23 for definitions of the covenant ratios. Facility fees payable on this credit agreement (equal to 27.5 basis points) totaled $0.8 million in 2006 and 2005 and $0.7 million in 2004 and were included in interest expense in the consolidated statements of operations. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of December 29, 2006, the total availability of all revolving lines of credit at Anixter would be permitted to be borrowed, of which $180.8 million may be used to pay dividends to the Company.

In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend through intervening affiliates to Anixter Inc. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 125.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 27.5 basis points. At December 29, 2006, $19.0 million (U.S. dollar) was borrowed under the facility and included in long-term debt outstanding.

Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at December 29, 2006 and December 30, 2005, certain foreign subsidiaries had long-term borrowings under bank revolving lines of credit of $41.6 million and $2.9 million, respectively.

Senior Notes Due 2015

On February 24, 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year. Issuance costs related to the offering were approximately $2.1 million, offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are being amortized through March 1, 2015 using the straight-line method. The proceeds from the Senior Note issuance were $199.6 million and were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast (see Note 6. “Acquisition of Businesses”).

Accounts Receivable Securitization Program

Anixter’s accounts receivable securitization program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year of December 29, 2006, therefore, the funding is considered short-term at the end of 2006. ARC is consolidated for accounting purposes only in the financial statements of the Company. For further information, see Note 1. “Significant Accounting Policies.” The average outstanding funding extended to ARC during 2006 and 2005 was approximately $182.5 million and $130.9 million, respectively. The effective rate on the ARC funding was 5.6%, 4.0% and 2.0% in 2006, 2005 and 2004, respectively.

Convertible Notes

On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, the Company wrote-off the related unamortized issuance costs resulting in a pre-tax loss of $1.2 million ($0.7 million after-tax, or $0.02 per diluted share). No repurchase activity occurred in 2004.

The Company’s 3.25% zero coupon Convertible Notes due 2033 (“Convertible Notes due 2033”), with an aggregate principal amount at maturity of $378.1 million, are convertible in any fiscal quarter based on certain conditions. Based on the Company’s stock price at the end of 2006, the Convertible Notes due 2033 were convertible. The conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock.

The Company may redeem the Convertible Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2033 at various prices on certain future dates beginning July 7, 2007. The Company is required to pay the purchase price in cash.

The Convertible Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the notes were convertible at the end of 2006, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at December 29, 2006. The book value of the Convertible Notes due 2033 was $158.8 million and $155.8 million at December 29, 2006 and December 30, 2005, respectively. For further information regarding the Convertible Notes due 2033, see Note 8. “Debt” in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of December 29, 2006:

	Payments due by period
						Beyond
	2007	2008	2009	2010	2011	2011	Total
	(In millions)

Debt[a]	$212.3	$0.2	$396.4	$0.2	$0.2	$200.0	$809.3
Contractual Interest[b]	33.9	24.7	31.6	11.9	11.9	37.6	151.6
Purchase Obligations[c]	484.4	12.2	3.1	0.3	—	—	500.0
Operating Leases	53.7	43.6	35.4	29.1	21.9	86.2	269.9
Deferred Compensation Liability[d]	0.9	0.9	2.1	2.4	2.1	20.3	28.7
Pension Plans[e]	10.4	—	—	—	—	—	10.4

Total Obligations	$795.6	$81.6	$468.6	$43.9	$36.1	$344.1	$1,769.9

a Included in debt are capital lease obligations of $1.1 million, of which approximately $0.2 million are due in each period from 2007 to 2011. The securitization program is set to expire within one year of December 29, 2006 and, at December 29, 2006, the outstanding balance of $200.0 million was classified as short-term along with $12.1 million of other obligations due in 2007. At December 29, 2006, Anixter had $237.4 million of borrowings under its long-term revolving credit facilities maturing in June 2009. Holders of the Company’s 3.25% zero coupon convertible notes due 2033 may require the Company to purchase all or a portion of their convertible notes in July 2007 at the accreted value. The Company has the intent and ability to refinance the accreted value of the Convertible Notes due 2033 with existing long-term financing agreements available at December 29, 2006. The book value of the Convertible Notes due 2033 was $158.8 million and will accrete to $172.1 million in June 2009 when the Company’s long-term revolving credit facilities mature. The $200.0 million of Senior Notes are due in 2015.

b Interest payments on debt outstanding at December 29, 2006 through maturity.

c Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

d A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 29, 2006, the deferred compensation liability was $28.7 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased a series of company-owned life insurance policies on the lives of plan participants. At December 29, 2006, the cash surrender value of these company life insurance policies was $26.2 million.

e The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 29, 2006 and December 30, 2005, the pension liability was $62.0 million and $47.7 million, respectively. The Company currently estimates that it will contribute $10.4 million to its pension funds in 2007. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2007.

Interest Expense

Interest expense for continuing operations was $38.8 million, $27.2 million and $13.8 million for 2006, 2005, and 2004, respectively. The increase in interest expense in 2006 is due to a combination of higher debt levels and modestly higher interest rates on the percentage of borrowings that are based on variable rates. The Company has entered into interest rate agreements that effectively fix or cap, for a period of time, the interest rate on a portion of its floating-rate obligations. As a result, the interest rate on 56.3% and 72.0% of debt obligations at December 29, 2006 and December 30, 2005, respectively, was fixed. The Company’s weighted average cost of borrowings increased modestly to 5.3% in 2006 from 5.0% in 2005. Total debt outstanding at December 29, 2006 and

December 30, 2005 was $809.3 million and $626.1 million, respectively. The impact of interest rate agreements was minimal in 2006 and 2005 and contributed to an increase of $0.6 million to interest expense in 2004.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $105.9 million at December 29, 2006, which are subject to various provisions of each respective country. Approximately $21.8 million of this amount expires between 2007 and 2016, and $84.1 million of the amount has an indefinite life. Of the $105.9 million NOL carryforwards of foreign subsidiaries, $72.9 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 29, 2006, were approximately $33.0 million, which are subject to various provisions of each respective country. Approximately $10.0 million of this amount expires between 2007 and 2016 and $23.0 million of the amount has an indefinite life. During 2006, a valuation allowance of $0.4 million was recorded for NOLs for which future utilization was not determined to be more likely than not. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Liquidity Considerations and Other

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations.

At the current level of operating margin and working capital turns, the Company estimates that in 2007 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses, issue or retire borrowings or equity or pay special dividends in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the organic sales growth rate in 2007 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. The Company believes it has adequate facilities to fund its expected growth in operations.

On September 15, 2005 and February 11, 2004, the Company’s Board of Directors declared a special dividend of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The 2005 and 2004 special dividends of $156.1 million and $55.8 million, respectively, were paid to or accrued for shareholders of record as of October 14, 2005 and March 16, 2004, respectively. On October 31, 2005 and March 31, 2004, the Company paid $153.5 million and $55.1 million of the dividends, respectively.

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

During 2006, the Company continued to experience very solid, broad-based sales growth in nearly all of the end markets it serves and made continued progress on initiatives to grow its security and fastener businesses and supply chain service offerings. Growth was particularly strong in the electrical wire and cable market due to strong end market customer demand, global expansion of the markets served and higher copper prices.

The fiscal year 2006 reflected record annual revenue of $4,938.6 million, including four successive billion-dollar sales quarters, an achievement that the Company had never reached prior to 2006. Sales strength reflected a continuation of the trend that had been developing throughout 2005: an increasing volume of larger projects and customer capital spending that carried into 2006. At the same time, solid execution of the Company’s outlined strategies to expand its product and service offerings further added to the sales momentum observed in 2006. As a result, the Company’s “core” organic growth rate was 17.1% in 2006 and, when combined with the strength of recently completed acquisitions, favorable foreign exchange and increased copper prices, the results were record setting.

The strong sales momentum in 2006 led to exceptional bottom-line results, including record net income and earnings per share. A major goal of the Company’s strategies was to better leverage its operating cost structure through a combination of strong revenue growth and tight expense controls. This goal was accomplished, as the Company was able to significantly reduce costs as a percentage of sales and increase operating income to $337.1 million in 2006 from $189.4 million in 2005. Important to this overall improvement in operating leverage was the impact of strong growth in both Europe and the Emerging Markets. This success allowed the Company to better leverage the cost structure and investment in its extensive multi-country business platform. The rewards are now being seen in terms of significant earnings improvement outside of North America.

The Company’s recent operating results, however, have also been favorably affected by the rise in commodity prices, primarily copper, which are components in some of the products sold. In 2006, the Company estimates that higher copper prices added $198.0 million and $48.8 million to its electrical and electronic wire and cable sales and operating income, respectively, based on the changes in average copper prices in 2006 compared to 2005. These amounts reflect the Company’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. To the extent that future copper prices are higher or lower than the average of 2006, then, all other things being equal, earnings will be higher or lower in future periods. In the event that the change in copper prices is sudden and significant, then there could be future inventory gains or losses from the sell-through of inventory purchased in prior months. While this was certainly a factor in the record financial performance reported for 2006, it is equally important to note that even if the effects of higher copper prices were excluded from the Company’s 2006 results, it would still be reporting record sales, operating earnings, and operating margins.

Finally, it should be noted that during 2006 the Company reported a gain of $27.0 million, or $0.63 per diluted share, related to tax settlements in the U.S. and Canada and for tax benefits primarily related to its foreign operations.

2006 versus 2005

Consolidated Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$4,938.6	$3,847.4	28.4%
Gross profit	$1,199.3	$925.1	29.6%
Operating expenses	$862.2	$735.7	17.2%
Operating income	$337.1	$189.4	77.9%

Net Sales: The Company’s net sales in 2006 increased 28.4% to $4,938.6 million from $3,847.4 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $140.2 million and the IMS and MFU sales in 2006 (IMS and MFU were acquired in May 2006 and October 2006, respectively) of $41.8 million and the favorable foreign exchange impact of $55.2 million, the Company’s net sales increased $854.0 million, or approximately 22.2%, in 2006 compared to the prior year. The increase in net sales was due to a combination of increased customer spending, market share gains from the addition of new customers, an expanded supply chain services offering, continued growth from the Company’s initiative to expand its security products distribution business, an expanding base of global customers being served on multiple continents and higher copper prices. The Company estimates that higher copper prices during 2006 have increased electrical wire and cable sales by $198.0 million versus the same period in 2005. Excluding effects of higher copper prices, the acquisitions described above and the effects from changes in exchange rates, the Company’s net sales were $4,503.4 million, which represents an increase of 17.1% in 2006 compared to 2005.

Gross Margins: Gross margins increased to 24.3% in 2006 from 24.0% in 2005. The increase in margins is attributable to changes in the sales mix between end markets.

Operating Income: As a result of very strong sales growth, a 30-basis-point increase in gross margins and tight expense controls, operating margins were 6.8% for 2006 compared to 4.9% in 2005. Operating expenses increased $126.5 million, or 17.2%, in 2006 from 2005. The Infast, IMS and MFU acquisitions increased operating expenses by $44.3 million, while changes in exchange rates increased operating expenses by $9.1 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $73.1 million, or 9.9%, primarily due to variable costs associated with 22.2% organic growth in sales, along with increases in healthcare costs, pension costs and costs associated with additional stock-based compensation.

Improved operating margins on higher sales generated an increase in operating income of $147.7 million, or 77.9% in 2006 compared to the prior year. The acquisitions of Infast, IMS and MFU increased operating income by $5.1 million, while the favorable effects of foreign exchange rates added $4.8 million to operating income in 2006 compared to the year ago period. Excluding the acquisitions of Infast, IMS, MFU and the favorable effects of foreign exchange rates, operating income increased $137.8 million in 2006 compared to the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $48.8 million to the Company’s operating income during the year 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast, IMS and MFU and the favorable effects of foreign exchange, operating income for 2006 would have been $278.4 million, which represents an operating margin of 6.2% and an increase in operating profits versus the prior year of 47.0%.

Interest Expense: Consolidated interest expense increased to $38.8 million in 2006 from $27.2 million in 2005. Interest expense increased due to the issuance of the Senior Notes in 2005, additional borrowings to fund the acquisitions of Infast in July 2005, IMS and MFU in May and October 2006, respectively, and to pay the special dividend in October 2005. The average debt balance was $728.1 million and $549.5 million for 2006 and 2005, respectively. The average interest rate for 2006 and 2005 was 5.3% and 5.0%, respectively.

Other, net:

	Years Ended
	December 29,	December 30,
	2006	2005
	(In millions)

Foreign exchange	$(2.7)	$(4.1)
Cash surrender value of life insurance policies	2.8	1.2
Other interest, net	5.7	(0.4)
Other	(1.1)	(0.3)

	$4.7	$(3.6)

Foreign exchange losses declined $1.4 million during 2006 compared to 2005 primarily due to a favorable movement of the Euro and increased stability of the Brazilian Real. Other interest, net increased in 2006 compared to the prior year as a result of interest income recorded in 2006 related to the tax settlements in the U.S. and Canada.

In 2005, the Company recorded a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with the early retirement of the remaining $69.9 million Convertible Notes due 2020.

Income Taxes: The consolidated tax provision increased to $93.7 million in 2006 from $67.4 million in 2005, due to an increase in income before taxes offset by a $20.1 million net reduction in the tax provision primarily due to tax settlements in the U.S. and Canada and the initial establishment of deferred tax assets associated with its foreign operations. In 2005, the Company recorded $7.7 million in taxes related to the repatriation of accumulated foreign earnings under the AJCA American Jobs Creation Act (“AJCA”). The tax rate for 2005 was partially offset by a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the tax settlements and the initial establishment of deferred tax assets, the Company’s effective tax rate was 38.4% for 2006 compared to the 2005 effective tax rate (excluding the repatriation provision and Europe tax credit) of 38.8%.

As a result of the above, net income for 2006 was $209.3 million compared with $90.0 million in 2005.

North America Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$3,611.7	$2,850.8	26.7%
Gross profit	$873.2	$688.4	26.9%
Operating expenses	$596.7	$527.1	13.2%
Operating income	$276.5	$161.3	71.4%

Net Sales: North America net sales in 2006 increased 26.7% to $3,611.7 million from $2,850.8 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $9.8 million, the IMS sales in 2006 (IMS was acquired in May 2006) of $30.9 million and the favorable impact of Canadian foreign exchange rates of $36.8 million, the North America sales growth was 24.0%. In 2006, North America electrical wire and cable sales increased $425.4 million (includes IMS sales of $30.9 million and favorable foreign exchange of $24.5 million) while enterprise cabling and security sales increased $268.6 million (includes $11.2 million of favorable foreign exchange) compared to 2005, due to improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering, product line expansion, a stronger pricing environment and the effects of higher copper prices. The Company estimates that higher copper prices during 2006 have increased North America electrical wire and cable sales by $181.5 million versus the same period in 2005. In the OEM supply market, sales increased 18.5% on a combination of improved customer demand, new contract additions and the acquisition of Infast. Sales to telecom-related OEMs decreased 1.7% in 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in North America were $3,352.7 million, which represents an increase of 17.6% in 2006 compared to 2005.

Gross Margins: Gross margins increased to 24.2% in 2006 from 24.1% in 2005. The increase in margins is attributable to changes in the sales mix between end markets.

Operating Income: As a result of very strong sales growth, a 10-basis-point increase in gross margins and tight expense controls, operating margins were 7.7% for 2006 compared to 5.7% in 2005. Operating expenses increased $69.6 million, or 13.2%, in 2006 from 2005. The Infast and IMS acquisitions increased operating expenses by $8.0 million, while changes in exchange rates increased operating expenses by $4.9 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $56.7 million, or 10.8%, primarily due to variable costs associated with 24.0% organic growth in sales, along with increases in pension costs and costs associated with additional stock-based compensation.

Improved operating margins on higher sales generated an increase in operating income of $115.2 million, or 71.4% in 2006 compared to the prior year. The acquisitions of Infast and IMS increased operating income by $2.2 million, while the favorable effects of foreign exchange rates added $4.4 million to operating income in 2006 compared to the year ago period. Excluding the acquisitions of Infast and IMS and the favorable effects of foreign exchange rates, operating income increased $108.6 million in 2006 compared to the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $45.3 million to North America’s operating income in 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast and IMS and the favorable effects of foreign exchange, operating income for 2006 would have been $224.6 million, which represents an operating margin of 6.7% and a 39.2% increase in operating profits versus 2005.

Europe Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$980.4	$726.1	35.0%
Gross profit	$251.6	$181.9	38.3%
Operating expenses	$214.5	$164.0	30.8%
Operating income	$37.1	$17.9	106.6%

Net Sales: Europe net sales in 2006 increased 35.0% to $980.4 million from $726.1 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $130.4 million and MFU sales (MFU was acquired in October 2006) of $10.9 million and the favorable impact of foreign exchange rates of $17.0 million, Europe’s sales increased $96.0 million, or 13.2%. The improvement in Europe reflects improving economic conditions, large project growth, an expanding base of global account projects and continued progress in expanding Europe’s electrical wire and cable business and Mideast market presence. The Company has estimated that higher copper prices during 2006 have increased Europe electrical wire and cable sales by $16.5 million versus 2005. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in Europe were $805.6 million, which represents an increase of 10.9% in 2006 compared to 2005.

Gross Margins: Europe’s gross margins increased to 25.7% in 2006 from 25.1% in 2005. The increase is primarily due to the full-year effect of Infast and the addition of MFU.

Operating Income: As a result of very strong sales growth, a 60-basis-point increase in gross margins and tight expense controls, operating margins were 3.8% for 2006 compared to 2.5% in 2005. Operating expenses increased $50.5 million, or 30.8%, in 2006 from 2005. The Infast and MFU acquisitions increased operating expenses by $36.3 million, while changes in exchange rates increased operating expenses by $3.9 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $10.3 million, or 6.3%, primarily due to variable costs associated with 13.2% organic growth in sales, along with increases in pension costs and costs associated with the consolidation of facilities.

Improved operating margins on higher sales generated an increase in operating income of $19.2 million, or 106.6% in 2006 compared to the prior year. The acquisitions of Infast and MFU increased operating income by $3.0 million, while the favorable effects of foreign exchange rates added $0.4 million to operating income in 2006 compared to the year ago period. Excluding the acquisitions of Infast and MFU and the favorable effects of foreign exchange rates, operating income increased $15.8 million in 2006 compared to the corresponding period in 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $3.5 million to Europe’s operating income during the year 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast and MFU and the favorable effects of foreign exchange, operating income for 2006 would have been $30.2 million, which represents an operating margin of 3.7% and an increase in operating profits of 68.6% versus 2005.

Emerging Markets Results of Operations

	Years ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$346.5	$270.5	28.1%
Gross profit	$74.5	$54.8	35.9%
Operating expenses	$51.0	$44.6	14.2%
Operating income	$23.5	$10.2	131.6%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2006 increased 28.1% to $346.5 million from $270.5 million in 2005. Excluding the $1.5 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 27.6%. Latin America sales grew 25.3%, while Asia

Pacific sales increased 36.1% in 2006 compared to 2005. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand. The sales growth in Latin America was spread throughout the region. The increase in Asia Pacific is due to strong sales growth in Australia and India.

Gross Margins: Gross margins increased to 21.5% from 20.3% in 2005. The increase is primarily due to an improved pricing environment in Latin America and changes in the sales mix between end markets.

Operating Income: Emerging Markets operating income increased $13.3 million, or 131.6%, in 2006 compared to the prior year. Operating expenses increased only $6.4 million, or 14.2%, compared to 2005 and organic sales growth of 27.6%. Results were further affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses $2.2 million in 2006. Excluding the sales tax-related settlement, operating expenses increased $8.6 million, or 19.3%, from 2005. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 6.8% (6.2% excluding the favorable effect of the sales tax-related settlement of $2.2 million) in 2006 from 3.8% in 2005. Exchange rate changes had a minimal impact on operating income.

2005 versus 2004

Consolidated Results of Operations

	Years ended
	December 30,	December 31,	Percent
	2005	2004	Change
	(In millions)

Net sales	$3,847.4	$3,275.2	17.5%
Gross profit	$925.1	$790.3	17.1%
Operating expenses	$735.7	$652.3	12.8%
Operating income	$189.4	$138.0	37.2%

Net Sales: The Company’s net sales increased 17.5% to $3,847.4 million from $3,275.2 million in 2004. Excluding the sales of Infast (acquired in July 2005) and DDI sales for the first six months of 2005 (DDI was acquired in June 2004) of $163.8 million and the favorable impact of foreign exchange rates of $29.4 million, the Company’s net sales were $3,654.2 million in 2005, which represents an increase of $379.0 million, or approximately 11.6%, compared to the prior year. The increase in net sales was due to the combination of increased customer spending, market share gains from the addition of new customers, commodity-driven price increases in several major product lines, continued growth from the Company’s initiative to expand its security products distribution business and an expanded supply chain services offering.

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

Operating Income: As a result of higher sales, a 20-basis-point increase in gross margins (after adjusting for the prior year net favorable cost of sales adjustments) and tight expense controls, operating margins were 4.9% for 2005 compared to 4.2% in 2004. Operating expenses increased $83.4 million, or 12.8%, in 2005 from 2004. The Infast and DDI acquisitions increased operating expenses by $40.5 million, while changes in exchange rates increased operating expenses by $4.3 million. Operating expenses were negatively affected in 2004 by unfavorable expenses of $5.2 million related to the relocation of the Company’s largest distribution facility, severance costs associated with a staffing reduction in Europe and acquisition-related charges. As a result of the Company’s new branding strategy of its recently-acquired fastener and small parts supply businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in the third quarter of 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the above, operating expenses increased $45.6 million, or 7.1%, primarily due to variable costs associated with 11.6% organic growth in sales, along with increases in healthcare costs, expenses associated with additional restricted stock grants and an increase in employee incentives due to the Company’s improved operating performance.

Improved operating margins on higher sales generated an increase in operating income of $51.4 million, or 37.2%, in 2005 compared to the prior year. The acquisitions of Infast and DDI increased operating income by $2.3 million, while the favorable effects of foreign exchange rates added $2.3 million to operating income in 2005 compared to the year ago period. Excluding the acquisitions of Infast and DDI and the favorable effects of foreign exchange rates, operating income for 2005 would have been $184.8 million, which represents an operating margin of 5.1% and an increase in operating profits versus the prior year of $46.8 million.

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

Other, net:

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

Net Income: As a result of the above, net income for 2005 was $90.0 million compared to $77.7 million for 2004.

North America Results of Operations

	Years ended
	December 30,	December 31,	Percent
	2005	2004	Change
	(In millions)

Net sales	$2,850.8	$2,494.5	14.3%
Gross profit	$688.4	$602.2	14.3%
Operating expenses	$527.1	$482.0	9.3%
Operating income	$161.3	$120.2	34.2%

Net Sales: North America net sales in 2005 increased 14.3% to $2,850.8 million from $2,494.5 million in 2004. Excluding the sales of Infast (acquired in July 2005) and DDI sales for the first six months of 2005 (DDI was acquired in June 2004) of $48.2 million and the favorable impact of Canadian foreign exchange rates of $24.3 million, the North America net sales were $2,778.3 million in 2005, which represents an increase of $283.8 million, or approximately 11.4%, compared to the prior year. The combined enterprise cabling and electrical wire and cable sales increased 12.2% in 2005 compared to the corresponding period in 2004, due to improved economic conditions, price increases driven by higher copper and data cabling prices, expanded product offerings and a favorable exchange rate impact. In the OEM supply market, sales increased 34.5% to $350.6 million from $260.6 million on a combination of the acquisitions of Infast and DDI, improved customer demand and new contract additions. Excluding the acquisitions of Infast and DDI, North America OEM supply sales were $302.4 million, which represents an increase of 16.0% compared to the prior year.

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

Operating Income: As a result of very strong sales growth, a 40-basis-point increase in gross margins (after adjusting for the prior year net favorable cost of sales adjustments) and tight expense controls, operating margins were 5.7% for 2005 compared to 4.8% in 2004. Operating expenses increased $45.1 million, or 9.3%, in 2005 from 2004. The Infast and DDI acquisitions increased operating expenses by $12.3 million, while changes in exchange rates increased operating expenses by $3.8 million. North America operating expenses were negatively affected in 2004 by expenses of $3.3 million related to the relocation of the Company’s largest distribution facility and acquisition-related charges. As a result of the Company’s new branding strategy of its recently acquired fastener businesses, the Company recorded a pre-tax asset impairment charge of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon tradename when it was acquired in September 2002. Excluding the effects of all of the above, operating expenses increased approximately 7.2% above the prior year, primarily due to variable costs associated with 11.4% organic growth in sales, along with increases in healthcare costs and expenses associated with additional stock-based compensation and employee incentives.

Improved operating margins on higher sales generated an increase in operating income of $41.1 million, or 34.2%, in 2005 compared to the prior year. The acquisitions of Infast and DDI increased operating income slightly, while the favorable effects of foreign exchange rates added $1.8 million to operating income in 2005 compared to the year ago period. Excluding the acquisitions of Infast and DDI and the favorable effects of foreign exchange rates, operating income for 2005 would have been $159.5 million, which represents an operating margin of 5.7% and a $39.3 million increase in operating profits versus 2004.

Europe Results of Operations

	Years ended
	December 30,	December 31,	Percent
	2005	2004	Change
	(In millions)

Net sales	$726.1	$554.3	31.0%
Gross profit	$181.9	$141.0	29.0%
Operating expenses	$164.0	$131.1	25.1%
Operating income	$17.9	$9.9	80.0%

Net Sales: Europe net sales in 2005 increased 31.0% to $726.1 million from $554.3 million in 2004. Excluding sales of Infast (acquired in July 2005) of $115.6 million and the favorable impact of exchange rates of $0.2 million, Europe net sales were $610.3 million in 2005, which represents an increase of $56.0 million, or approximately 10.1%, compared to the prior year. The increase is due to an increase in sales in the OEM supply market and an increase in the number of large projects. Sales in the OEM supply market in 2005 increased 124.5% to $243.8 million from $108.6 million in 2004. Excluding Infast, OEM supply sales increased $19.6 million, or 18.0%, in 2005.

Gross Margins: Europe’s gross margins decreased to 25.1% in 2005 from 25.4% in the same period in 2004. The decrease is primarily due to large projects at reduced margins and overall competitive pricing. Infast added 30 basis points to Europe’s gross margins in 2005.

Operating Income: As a result of strong sales growth, tight expense controls and substantial improvement in the OEM supply business, operating margins were 2.5% for 2005 compared to 1.8% in 2004. Operating expenses increased $32.9 million, or 25.1%, in 2005 from 2004. The Infast acquisition increased operating expenses by $28.3 million, while changes in exchange rates decreased operating expenses by $0.3 million. Excluding the acquisition and the effects from changes in exchange rates, operating expenses increased approximately $4.9 million, or 3.7%, primarily due to variable costs associated with 10.1% organic growth in sales.

Improved operating margins on higher sales generated an increase in operating income of $8.0 million, or 80.0% in 2005 compared to the prior year. The acquisition of Infast increased operating income by $2.2 million, while the favorable effects of foreign exchange rates added $0.2 million to operating income in 2005 compared to the year ago period. In 2004, Europe operating margins were unfavorably affected by a high percentage of large projects at reduced margins, significant pricing pressures and severance costs associated with a staff reduction. Excluding the acquisition of Infast and the favorable effects of foreign exchange, operating income for 2005 would have been $15.5 million, which represents an operating margin of 2.5% and an increase in operating profits versus the prior year of $5.6 million.

Emerging Markets Results of Operations

	Years ended
	December 30,	December 31,	Percent
	2005	2004	Change
	(In millions)

Net sales	$270.5	$226.4	19.5%
Gross profit	$54.8	$47.1	16.4%
Operating expenses	$44.6	$39.2	13.8%
Operating income	$10.2	$7.9	29.0%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales were up 19.5% to $270.5 million in 2005 from $226.4 million in the corresponding period in 2004, including a $4.9 million favorable impact from changes in exchange rates. Latin America sales were up 27.2%, while Asia Pacific increased 1.4% compared to the corresponding fiscal 2004. Latin America growth was spread throughout the region. The Asia Pacific low sales growth was due to some major projects in 2004 which were not expected to, and did not repeat in 2005, and a general slowdown in economic activity.

Gross Margins: During 2005, Emerging Markets’ gross margins decreased to 20.3% from 20.8% in the corresponding period in 2004. The decline is primarily a result of large project sales at reduced margins in Latin America.

Operating Income: Emerging Markets operating income increased $2.3 million from $7.9 million in 2004 to $10.2 million in 2005. Operating expenses increased 13.8% compared to the corresponding period in 2004. Primarily as a result of the Latin America sales growth and resulting leveraging of the expense structure, operating margins increased to 3.8% in 2005 from 3.5% in the corresponding period in 2004. Exchange rate changes had a $0.2 million favorable impact on operating income.

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

Inventory Obsolescence: At December 29, 2006 and December 30, 2005, the Company reported inventory of $904.9 million and $711.5 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not a reserve should be established. These factors include the following:

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

Pension Expense: On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s balance sheet at December 29, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s historical consolidated financial statements for the fiscal years ended December 30, 2005 or December 31, 2004. Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit postretirement plan is required as an initial adjustment to the ending balance of other comprehensive income, net of tax. Subsequent changes in the funded status shall be recorded as a component of comprehensive income to the extent the changes have not yet been recognized as a component of net periodic cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. See Note 11. “Pension Plans, Post-Retirement Benefits and Other Benefits” for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan’s assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants. A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.44%. This expected return on plan assets is included in the net periodic benefit cost. The plan assets produced an actual return of approximately 13% in 2006. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants.

At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on relevant market indices (Citigroup pension liability index, Moody’s Aa corporate bond yield and Bloomberg AAA/AA 15 + year). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 29, 2006, the Company determined this rate to be 5.55% on a consolidated basis.

As of December 29, 2006, the Company’s consolidated pension liability was $62.0 million, up from $47.7 million at the end of 2005. For the year ended December 29, 2006, the Company recognized a consolidated pre-tax net periodic cost of $13.9 million, up from $11.3 million in 2005. Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a result of an increase in the weighted average discount rate and other actuarial gains and losses, the Company estimates its 2007 net periodic cost to decrease by approximately 10%. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2007 pension expense of approximately $3.6 million and an increase in the projected benefit obligations at December 29, 2006 of $30.4 million.

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

As of December 29, 2006, the Company has recorded a current income tax payable of $33.2 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $11.2 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. See Note 1. “Summary of Significant Accounting Policies” (“Interest rate agreements” and “Foreign currency forward contracts”) and Note 8. “Debt” to the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations. Approximately 34%, 31% and 30% of the Company’s sales were denominated in foreign currency in 2006, 2005 and 2004, respectively. The Company’s exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar) and Europe (Euro and British Pound). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Venezuela (Bolivar), Brazil (Real) and Mexico (Peso).

The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the translation risk.

As of December 29, 2006 and December 30, 2005, the Company had a significant amount of assets and liabilities that are denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at December 29, 2006 and December 29, 2005, was approximately $207.3 million and $177.1 million, respectively. The Company has purchased approximately $62.0 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. If there were a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $14.5 million.

As of December 29, 2006 and December 30, 2005, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations. At December 29, 2006, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $40 million Canadian. At December 30, 2005 the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $50 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012 and the BA/CDOR swap agreement obligated the Company to pay a fixed rate of approximately 4.2% through December 2010. At December 29, 2006 and December 30, 2005, the interest rate on 56.3% and 72.0% of debt obligations, respectively, was fixed.

The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a 1% adverse change in interest rates and a 10% adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $2.8 million and $1.9 million in 2006 and 2005, respectively, and decreased the value of foreign currency forward contracts by $6.6 million and $8.1 million in 2006 and 2005, respectively. The estimated fair market value of the Company’s outstanding fixed rate debt at December 29, 2006 and December 30, 2005 was $489.8 million and $411.0 million, respectively. If interest rates were to increase by 1%, the fair market value of the fixed rate debt would decrease by 5.1% and 3.8% for 2006 and 2005, respectively. If interest rates were to decrease by 1%, the fair market value of the fixed rate debt would increase by 5.5% and 4.1% for 2006 and 2005, respectively. Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. These analyses did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, the Company could take action to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in the Company’s financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Report of Independent Registered Public Accounting Firm	30
Consolidated Statements of Operations	31
Consolidated Balance Sheets	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Stockholders’ Equity	34
Notes to the Consolidated Financial Statements	35
Selected Quarterly Financial Data (Unaudited)	62
Amendment to Amended and Restated Supplemental Executive Retirement Plan
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
Certification
Certification
Certification
Certification

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Anixter International Inc.:

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 29, 2006 and December 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 29, 2006 and December 30, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 1. to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the guidelines provided in Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” during the first quarter of fiscal 2006 and changed its method of accounting for defined benefit pension plans in accordance with the guidance provided in Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” during the fourth quarter of fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2007

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Net sales	$4,938.6	$3,847.4	$3,275.2
Cost of operations:
Cost of goods sold	3,739.3	2,922.3	2,484.9
Operating expenses	857.5	732.5	647.8
Amortization of intangibles	4.7	3.2	2.7
Impairment charge	—	—	1.8

Total costs and expenses	4,601.5	3,658.0	3,137.2

Operating income	337.1	189.4	138.0
Other (expense) income:
Interest expense	(38.8)	(27.2)	(13.8)
Extinguishment of debt	—	(1.2)	(0.7)
Other, net	4.7	(3.6)	(2.9)

Income before income taxes and extraordinary gain	303.0	157.4	120.6
Income tax expense	93.7	67.4	47.0

Income before extraordinary gain	209.3	90.0	73.6
Extraordinary gain, net of tax of $0.6	—	—	4.1

Net income	$209.3	$90.0	$77.7

Basic income per share:
Income before extraordinary gain	$5.36	$2.37	$2.00
Extraordinary gain	$—	$—	$0.11
Net income	$5.36	$2.37	$2.11
Diluted income per share:
Income before extraordinary gain	$4.86	$2.22	$1.90
Extraordinary gain	$—	$—	$0.11
Net income	$4.86	$2.22	$2.01
Dividends declared per common share	$—	$4.00	$1.50

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 29,	December 30,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$50.9	$21.8
Accounts receivable (less allowances of $20.6 and $19.6 in 2006 and 2005, respectively)	1,016.1	772.3
Inventories	904.9	711.5
Deferred income taxes	32.0	16.5
Other current assets	16.4	14.6

Total current assets	2,020.3	1,536.7
Property and equipment, at cost	205.0	194.7
Accumulated depreciation	(143.0)	(141.6)

Net property and equipment	62.0	53.1
Goodwill	364.8	320.2
Other assets	119.1	102.1

	$2,566.2	$2,012.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$506.8	$436.0
Short-term debt	212.3	1.0
Accrued expenses	203.4	167.1

Total current liabilities	922.5	604.1
Long-term debt	597.0	625.1
Other liabilities	84.7	76.5

Total liabilities	1,604.2	1,305.7
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 39,500,734 and 38,378,182 shares issued and outstanding in 2006 and 2005, respectively	39.5	38.4
Capital surplus	113.0	79.6
Retained earnings	803.3	594.0
Accumulated other comprehensive income (loss):
Foreign currency translation	23.4	(1.5)
Pension liability	(19.6)	(4.9)
Unrealized gain on derivatives	2.4	0.8

Total accumulated other comprehensive income (loss)	6.2	(5.6)

Total stockholders’ equity	962.0	706.4

	$2,566.2	$2,012.1

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Operating activities
Net income	$209.3	$90.0	$77.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	—	1.2	0.7
Depreciation	19.3	18.3	16.4
Amortization of stock compensation	10.5	8.1	5.8
Amortization of intangible assets and deferred financing costs	5.5	3.9	3.4
Accretion of zero coupon convertible notes	5.1	7.3	9.3
Deferred income taxes	(3.1)	3.7	(16.7)
Extraordinary gain	—	—	(4.1)
Impairment of intangible asset	—	—	1.8
Stock option income tax benefits	—	7.1	3.9
Excess income tax benefit from employee stock plans	(12.0)	—	—
Changes in assets and liabilities:
Accounts receivable	(200.1)	(101.1)	(57.5)
Inventories	(159.5)	(103.3)	(57.4)
Accounts payable and other current assets and liabilities, net	72.8	64.0	74.4
Other, net	12.2	1.3	(0.7)

Net cash (used in) provided by operating activities	(40.0)	0.5	57.0
Investing activities
Acquisition of businesses	(90.5)	(71.8)	(34.8)
Capital expenditures	(24.8)	(15.0)	(14.5)

Net cash used in investing activities	(115.3)	(86.8)	(49.3)
Financing activities
Proceeds from long-term borrowings	685.6	882.6	446.9
Repayment of long-term borrowings	(528.4)	(818.4)	(466.7)
Proceeds from issuance of common stock	16.1	15.0	20.9
Excess income tax benefit from employee stock plans	12.0	—	—
Payment of cash dividend	(0.8)	(153.7)	(55.1)
Deferred financing costs	(0.1)	(2.3)	(1.6)
Bond proceeds	—	199.6	—
Retirement of notes payable	—	(69.9)	—
Proceeds from interest rate hedge	—	1.8	—
Other, net	—	—	(0.1)

Net cash provided by (used in) financing activities	184.4	54.7	(55.7)

Increase (decrease) in cash and cash equivalents	29.1	(31.6)	(48.0)
Cash and cash equivalents at beginning of year	21.8	53.4	101.4

Cash and cash equivalents at end of year	$50.9	$21.8	$53.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income

Balance at January 2, 2004	36.4	$36.4	$21.8	$638.2	$(5.6)
Net income	—	—	—	77.7	—	$77.7
Other comprehensive income:
Foreign currency translation	—	—	—	—	21.4	21.4
Minimum pension liability, net of tax of $0.6	—	—	—	—	(1.3)	(1.3)
Change in fair market value of foreign exchange contracts, net of tax of $0.2	—	—	—	—	0.3	0.3

Comprehensive income						$98.1

Dividends declared on common stock ($1.50 per share)	—	—	—	(55.8)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 31, 2004	37.4	37.4	50.7	660.1	14.8
Net income	—	—	—	90.0	—	$90.0
Other comprehensive income:
Foreign currency translation	—	—	—	—	(18.1)	(18.1)
Minimum pension liability, net of tax of $1.6	—	—	—	—	(3.1)	(3.1)
Change in fair market value of derivatives, net of tax of $0.6	—	—	—	—	0.8	0.8

Comprehensive income						$69.6

Dividends declared on common stock ($4.00 per share)	—	—	—	(156.1)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 30, 2005	38.4	38.4	79.6	594.0	(5.6)
Net income	—	—	—	209.3	—	$209.3
Other comprehensive income:
Foreign currency translation	—	—	—	—	24.9	24.9
Change in fair market value of derivatives, net of tax of $0.7	—	—	—	—	1.6	1.6
Minimum pension liability, net of tax of $2.0	—	—	—	—	4.3	$4.3

Comprehensive income	—	—	—	—		$240.1

Adjustment to initially apply FASB Statement No. 158, net of tax of $10.0 (See Note 11)	—	—	—	—	(19.0)
Issuance of common stock and related tax benefits	1.1	1.1	33.4	—	—

Balance at December 29, 2006	39.5	$39.5	$113.0	$803.3	$6.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2006, 2005 and 2004. Certain amounts have been reclassified to conform to the current year presentation.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $10.7 million, $11.3 million and $10.5 million in 2006, 2005 and 2004, respectively. Write-offs are deducted from the allowance account for customer specific circumstances such as insolvency or bankruptcy.

Accounts receivable program: Anixter’s accounts receivable securitization program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year of December 29, 2006; therefore, the funding is considered short-term at the end of 2006. ARC is consolidated for accounting purposes only in the financial statements of the Company. Additionally, Anixter’s investment in ARC and the inter-company note between Anixter and ARC is eliminated in consolidation.

Prior to the consolidation of the accounts receivable securitization facility at the end of the third quarter of 2004, interest expense of ARC was not recorded in the Company’s income statement. Generally accepted accounting principles required that the interest expense be classified as other expense when it was accounted for by the equity method as part of the Company’s 100% ownership of ARC. Interest expense of ARC included in the Consolidated Statement of Operations was $10.3 million and $5.3 million during fiscal 2006 and 2005, respectively, and $1.2 million in the fourth quarter of 2004.

Prior to consolidation, ARC net income of $3.6 million was recorded as “Other, net” in the 2004 Consolidated Statements of Operations as ARC was previously unconsolidated. The 2004 net income consisted of a gain on collection of receivables by ARC of $27.8 million offset by a loss on sales of receivables of $22.1 million and $2.1 million of interest expense incurred by ARC.

At the inception of this program, the Company recorded a charge of $8.8 million for the initial discounting of the receivables sold to ARC. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. In 2004, there was a net $3.6 million gain recorded related to ARC, which primarily represents the $6.4 million of initial discount costs recouped during the fourth quarter of 2004, partially offset by $2.8 million of funding costs incurred during the first nine months of 2004 (included in the $27.8 million gain on the collection of receivables of ARC).

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some of its vendors that provide a right to return products. This right is typically limited to a small percentage of the Company’s total purchases from that vendor. The Company can return slow-moving product and the vendor will replace it with faster-moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce the Company’s current inventory carrying cost down to the manufacturer’s current price. The Company considers these agreements in determining its reserve for obsolescence.

Property and equipment: At December 29, 2006, net property and equipment consisted of $45.8 million of equipment and computer software and approximately $16.2 million of buildings and leasehold improvements. At December 30, 2005, net property and equipment consisted of $43.7 million of equipment and computer software and $9.4 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $19.3 million, $18.3 million and $16.4 million in 2006, 2005 and 2004, respectively.

Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is reviewed annually for impairment. The Company performs its impairment tests utilizing the two-step process outlined in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company currently expects the carrying amount to be fully recoverable.

Intangible assets: Intangible assets primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At December 29, 2006 and December 30, 2005, the Company’s gross carrying amount of intangible assets subject to amortization was $65.8 million and $37.9 million, respectively. Accumulated amortization was $13.0 million and $7.8 million at December 29, 2006 and December 30, 2005, respectively.

In 2004, a new brand name, Anixter Fastenerssm, was introduced to reflect the combined capabilities of Pentacon, Walters Hexagon and DDI. As a result of this new brand name introduction, the Company recorded an asset impairment charge of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon tradename will no longer be used in the industrial fastener operations.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2006 and December 30, 2005, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations. At December 29, 2006, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $40 million Canadian. At December 30, 2005 the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $50 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012 and the BA/CDOR swap agreement obligated the Company to pay a fixed rate of approximately 4.2% through December 2010.

As of December 31, 2004, the Company had interest rate swap agreements outstanding with a notional amount of $30 million, which effectively fixed the London Interbank Offered Rate component of the interest rate on a portion of its floating-rate debt obligations. These swap agreements obligated the Company to pay a fixed rate of approximately 3.5% through October 2007. These swap obligations were cancelled upon the issuance of the 5.95% Notes.

As of December 29, 2006 and December 30, 2005, as a result of these agreements, the interest rate on 56.3% and 72.0% of debt obligations, respectively, was fixed. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received or (paid) to enter into similar interest rate agreements at the current interest rate, was $2.1 million and $(0.3) million at December 29, 2006 and December 30, 2005, respectively. The impact of interest rate agreements to interest expense was minimal in 2006 and 2005 and an increase of $0.6 million to interest expense in 2004. The Company does not enter into interest rate transactions for speculative purposes.

Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2006, 2005 and 2004. At December 29, 2006 and December 30, 2005, the face amount of the foreign currency forward contracts outstanding was approximately $62.0 million and $74.6 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded a liability of $0.1 million and $0.4 million at December 29, 2006 and December 30, 2005, respectively.

Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $2.7 million, $4.1 million and $5.6 million in net foreign exchange losses in 2006, 2005 and 2004.

Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which occurs upon shipment of products.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. The Company takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $11.4 million, $10.7 million and $9.7 million in 2006, 2005 and 2004, respectively.

Shipping and handling fees and costs: The Company incurred shipping and handling costs totaling $99.4 million, $90.7 million and $78.3 million for the years ended 2006, 2005 and 2004, respectively. These costs are included in Operating expenses in the consolidated statements of operations.

Income taxes: Using the liability method, provisions for income taxes include deferred taxes resulting from temporary differences in determining income for financial and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

In December 2004, the FASB issued Staff Position No. 109-2 (“FAS 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduced a limited-time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. During 2005, the Company adopted a repatriation plan and the Company’s Canadian subsidiary declared and paid a gross dividend (before withholding taxes and other statutory holdbacks) of $75.0 million. For further information, see Note 10. “Income Taxes.”

Stock-based compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. Also, in accordance with the modified version of prospective application of adopting SFAS No. 123(R), the Company has classified the tax benefits received associated with employee stock compensation as a financing cash flow item in its consolidated statement of cash flows for the fiscal year ended December 29, 2006. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

Prior to the adoption of SFAS No. 123(R), the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with the APB Opinion No. 25, compensation cost of stock options issued were measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and was charged to operations over the vesting period. In accordance with SFAS No. 123(R), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs for the plans have been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period representing the requisite service period.

Based on the number of options outstanding at December 31, 2005 (the beginning of fiscal year 2006 for the Company), the adoption of SFAS No. 123(R)by the Company resulted in additional expense of $0.7 million in 2006. The value of stock options outstanding for which the remaining requisite service period had yet to be rendered at the beginning of 2006 has been fully expensed. As a result of adopting Statement No. 123(R) on December 31, 2005, the Company’s income before income taxes and net income for 2006 are $0.7 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of adopting SFAS No. 123(R) on December 31, 2005 did not have a material effect on the Company’s basic and diluted earnings per share for 2006. During 2006, the Company granted an additional 168,000 stock options and began amortizing the grant date fair value of $3.5 million over the vesting period under the provisions of SFAS No. 123(R). As a result of the additional 2006 stock options issued, the Company’s income before income taxes and net income for 2006 are lower by $0.5 million and $0.3 million, respectively. For further information, see Note 5. “Preferred Stock and Common Stock.”

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, since the exercise price of the Company’s grants equaled the stock price on the date of grant, no compensation expense had been recognized in the condensed consolidated statements of operations for the stock option plans. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. However, pro forma net income and net income per share amounts are presented in the table below for 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards.

	2005	2004
	(In millions, except per share data)

Basic earnings per share
Net income as reported	$90.0	$77.7
Add: APB Opinion No. 25 Stock-based employee compensation included in net income, net	5.0	3.5
Deduct: SFAS No. 123 Stock-based employee compensation expense, net	(7.8)	(8.8)

Pro forma net income	$87.2	$72.4

Basic earnings per share:
As reported	$2.37	$2.11
Pro forma	$2.30	$1.96
Diluted earnings per share:
As reported	$2.22	$2.01
Pro forma	$2.14	$1.87

The weighted average fair value of the Company’s 2001 and 2002 stock options was $14.92 and $14.74 per share, respectively, as estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions applicable to the grants: expected stock price volatility of 46%; expected dividend yield of zero; risk-free interest rate of 4.7%; and an average expected life of 8 years.

Recently issued accounting pronouncements: In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement became effective for the Company at the beginning of fiscal 2006 and did not have an effect on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). Applying the provisions of FSP 123(R)-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that the tax benefit related to a position taken or expected to be taken in a tax return of a Company be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be upheld upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company estimates that the impact of the recognition and measurement requirements of FIN 48 on existing tax positions is between zero and $2.0 million, which would result in a reduction to the opening balance of retained earnings in the first quarter of 2007. This estimate may vary from the actual impact of implementing FIN 48. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (i.e., the fiscal year beginning December 29, 2007 for the Company), and interim periods within those fiscal years. The Company is evaluating the provisions of SFAS No. 157 to determine the impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (“SFAS No. 158”). On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s balance sheet at December 29, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s historical consolidated financial statements for the fiscal years ended December 30, 2005 or December 31, 2004. Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit postretirement plan is required as an initial adjustment to the ending balance of other comprehensive income, net of tax. Subsequent changes in the funded status shall be recorded as a component of comprehensive income to the extent the changes have not yet been recognized as a component of net periodic cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date as of the Company’s fiscal year end. See Note 11. “Pension Plans, Post-Retirement Benefits and Other Benefits” for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon implementation, SAB 108 did not have a material impact on the consolidated financial statements of the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the FASB issued FASB Staff Position 123(R)-6 (“FSP 123(R)”), Technical Corrections of FASB Statement No. 123(R), which is effective the beginning of fiscal year 2007 for the Company. This statement addresses certain technical corrections of SFAS No. 123(R). SFAS No. 123(R), which was adopted by the Company in the first quarter of fiscal 2006, was applied by the Company in a manner consistent with the provisions of FSP 123(R)-6. Therefore, the issuance of this statement had no impact on the Company’s consolidated financial statements.

NOTE 2.	INCOME PER SHARE

The table below sets forth the computation of basic and diluted income per share:

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions, except per share data)

Basic Income per Share:
Income before extraordinary gain	$209.3	$90.0	$73.6
Extraordinary gain, net	—	—	4.1

Net income	$209.3	$90.0	$77.7

Weighted-average common shares outstanding	39.1	38.0	36.9
Income per share before extraordinary gain	$5.36	$2.37	$2.00
Extraordinary gain per share	$—	$—	$0.11
Net income per share	$5.36	$2.37	$2.11
Diluted Income per Share:
Income before extraordinary gain	$209.3	$90.0	$73.6
Net interest impact of assumed conversion of convertible notes	—	0.7	—

Adjusted income before extraordinary gain	209.3	90.7	73.6
Extraordinary gain, net	—	—	4.1

Net income	$209.3	$90.7	$77.7

Weighted-average common shares outstanding	39.1	38.0	36.9
Effect of dilutive securities:
Stock options and units	1.5	1.4	1.3
Convertible notes due 2033	2.5	1.1	0.4
Convertible notes due 2020	—	0.3	—

Weighted-average common shares outstanding	43.1	40.8	38.6

Income per share before extraordinary gain	$4.86	$2.22	$1.90
Extraordinary gain per share	$—	$—	$0.11
Net income per share	$4.86	$2.22	$2.01

The Convertible Notes due 2033 are convertible into the equivalent of 15.067 shares of the Company’s common stock in any fiscal quarter if:

•	the sales price of its common stock reaches specified thresholds;

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	during any period in which the credit rating assigned to the Convertible Notes due 2033 is below a specified level;

•	the Convertible Notes due 2033 are called for redemption; or

•	specified corporate transactions have occurred.

Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of conversion. During 2006, the sales price of the Company’s common stock met specified thresholds and approximately 5,000 Convertible Notes due 2033 were converted. At the time of conversion, the Company was required to deliver approximately $2.1 million of cash (equal to the accreted principal value amount) and approximately 38,000 shares of common stock (an amount of shares equal in value to the amount that the conversion value of the notes converted exceeded the accreted value).

As a result of the conversion value exceeding the accreted principal in 2006, 2005 and 2004, the Company included 2.5 million, 1.1 million and 0.4 million additional shares related to the Convertible Notes due 2033 in the diluted weighted average common shares outstanding.

In June 2005, the Company repurchased the remaining 7% zero coupon convertible notes due 2020 (“Convertible Notes due 2020”). The Company included in its calculation of diluted income per share 0.3 million of common stock equivalents relating to the Convertible Notes due 2020 and excluded $0.7 million of related net interest expense. In 2004, the Company excluded from its calculation of diluted income per share 1.5 million of common stock equivalents relating to the Convertible Notes due 2020, as the effect was anti-dilutive. Because the convertible notes were not included in the diluted shares outstanding, the related $2.7 million of net interest expense was not excluded from the determination of income in the calculation of diluted income per share for 2004.

In 2006, 2005 and 2004, the Company issued 1.1 million, 1.0 million and 1.0 million shares, respectively, due to stock option exercises, vesting of stock units and the employee stock purchase plan (discontinued in 2004).

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

Following the September 2002 acquisition of the assets and operations of Pentacon, Anixter acquired Walters Hexagon as well as the assets and operations of DDI. All three of these businesses are engaged in the supply of “C” Class inventory components to original equipment manufacturers throughout the United States and the United Kingdom, France and Italy. As a part of bringing these businesses together to form an industry leading supply chain solution that combines the individual strengths and expertise of the acquired companies with the financial strength and global capabilities of Anixter, a new brand name, Anixter Fastenerssm was introduced in 2004 to reflect the combined capabilities. As a result of this new brand name introduction, the Company recorded an asset impairment charge in its North America business segment of $1.8 million in 2004 to write-down to fair value the value assigned to the Pentacon name when that business was acquired by Anixter, as the Pentacon tradename will no longer be used in the industrial operations.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5. SPECIAL DIVIDENDS

On September 15, 2005 and February 11, 2004, the Company’s Board of Directors declared a special dividend of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. The 2005 and 2004 special dividends of $156.1 million and $55.8 million, respectively, were paid to or accrued for shareholders of record as of October 14, 2005 and March 16, 2004, respectively. On October 31, 2005 and March 31, 2004, the Company paid $153.5 million and $55.1 million of the dividends, respectively. During 2005 and 2006, an additional $0.2 million and $0.8 million, respectively, was paid on vesting dates to holders of stock units. At December 29, 2006, the remaining $2.3 million balance was accrued and will be paid on the vesting date to holders of employee stock units.

In accordance with the provisions of the stock option and enhanced incentive plans, the exercise price and the number of options and stock units outstanding were adjusted in 2005 and 2004 to reflect both special dividends. The changes resulted in no additional compensation expense. For further information regarding the adjustments to the stock options and stock units, see Note 12. “Preferred Stock and Common Stock.”

The conversion rate of the Convertible Notes due 2033 was adjusted in 2005 and 2004 to reflect both special dividends. Holders of the Convertible Notes due 2033 may convert each Note into 15.067 shares of the Company’s common stock. For further information regarding the adjustments to the conversion rate of the Convertible Notes due 2033, see Note 8. “Debt.”

NOTE 6. ACQUISITION OF BUSINESSES

On October 31, 2006, the Company acquired all of the outstanding shares of MFU Holding S.p.A. (“MFU”), a privately held fastener distributor based in Italy. The Company paid approximately $61.1 million in cash consideration for MFU and assumed approximately $5.8 million of outstanding debt obligations. The purchase of the shares was funded from additional borrowings under the Company’s revolving credit facilities. MFU’s fastener distribution business employs approximately 100 people and complements the Company’s existing product offerings in Europe as well as its value-added services and inventory management programs. Included in the results of the Company for 2006 are approximately 9 weeks of MFU sales of $10.9 million and operating income of $0.8 million. On a preliminary basis the Company has estimated tangible net assets acquired at $24.3 million and intangible assets as shown below. These values will be adjusted when the Company receives a final valuation report from an independent third party.

•	$17.9 million of intangible assets with a finite life of 10 years (customer relationships); and

•	$18.9 million of goodwill.

In May of 2006, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., for $28.3 million, of which $3.0 million was held back to cover various representations and warranties. During 2006, certain representations were settled and the Company paid an additional $0.5 million, leaving $2.5 million of holdbacks to cover remaining representations and warranties outstanding at December 29, 2006. In addition, a net asset adjustment and a potential earn-out payment will be made during the next four months that is expected to increase the purchase price by less than $2.3 million. IMS complements the Company’s existing electrical wire and cable business in North America while employing approximately 100 people. Included in the results of the Company for 2006 are 31 weeks of IMS sales of $30.9 million and operating income of $2.8 million. The Company has estimated tangible net assets acquired at $7.3 million. Based upon a third-party valuation, intangible assets have been recorded as follows:

•	$10.6 million of intangible assets with a finite life of 15 years (customer relationships); and

•	$10.4 million of goodwill.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also acquired a small company in Eastern Europe for $3.8 million during 2006, of which $0.2 million was held back to cover various representations and warranties.

On July 8, 2005, the Company acquired Infast, a UK-based distributor of fasteners and other “C” Class inventory components to original equipment manufacturers. Based on the offer price of 34 pence per Infast share, the Company paid approximately $71.8 million for all of the outstanding shares of Infast, including transaction-related costs. Included in the results of the Company for 2006 and the final six months of 2005 are Infast sales of $275.7 million and $126.4 million, respectively, and operating income of $5.1 million and $1.7 million, respectively.

On June 22, 2004, the Company purchased substantially all of the assets and operations of DDI for $32.9 million, inclusive of legal and advisory fees. Also, in accordance with the stock purchase agreement under which Walter Hexagon was acquired in 2003, the Company paid additional consideration of $1.9 million in the fourth quarter of 2004. The additional consideration paid was based only on actual operating performance of Walters Hexagon and was recorded as an adjustment to the purchase price. DDI and Walters Hexagon, headquartered in the United States and United Kingdom, respectively, were privately held value-added distributors of fasteners, hardware and related products specializing in inventory logistics management programs directed at supporting the production lines of original equipment manufacturers across a broad spectrum of industries.

These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company’s operating results would not have been significant. Intangible amortization expense is expected to be approximately $6.5 million per year for the next five years.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 29,	December 30,
	2006	2005
	(In millions)

Salaries and fringe benefits	$91.3	$73.9
Other accrued expenses	112.1	93.2

Total accrued expenses	$203.4	$167.1

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8. DEBT

Debt is summarized below:

	December 29,	December 30,
	2006	2005
	(In millions)

Revolving lines of credit	$237.4	$139.3
Senior notes due 2015	200.0	200.0
Accounts receivable securitization	200.0	130.0
Convertible notes	158.8	155.8
Other	13.1	1.0

Total debt	809.3	626.1
Less: short-term debt	(212.3)	(1.0)

Total long-term debt	$597.0	$625.1

Revolving Lines of Credit

At December 29, 2006, the primary liquidity source for Anixter is the $275.0 million, five-year revolving credit agreement maturing on June 18, 2009, of which $176.8 million was included in long-term debt outstanding. The borrowing rate under the revolving credit agreement is LIBOR plus 97.5 basis points. The agreement, which is guaranteed by the Company, contains covenants that, among other things, restricts the leverage ratio and sets a minimum fixed charge coverage ratio. Facility fees payable on this credit agreement (equal to 27.5 basis points) totaled $0.8 million in 2006 and 2005 and $0.7 million in 2004 and were included in interest expense in the consolidated statements of operations. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of December 29, 2006, the total availability of all revolving lines of credit at Anixter would have been permitted to be borrowed, of which $180.8 million would have been able to be used to pay dividends to the Company.

In November of 2005, Anixter Canada Inc. entered into a $40.0 million (Canadian dollar) unsecured revolving credit facility maturing on June 18, 2009 for general corporate purposes and to finance, in part, the payment of a dividend through intervening affiliates to Anixter Inc. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 125.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 27.5 basis points. At December 29, 2006, $19.0 million (U.S. dollar) was borrowed under the facility and included in long-term debt outstanding.

Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at December 29, 2006 and December 30, 2005, certain foreign subsidiaries had long-term borrowings under bank revolving lines of credit of $41.6 million and $2.9 million, respectively.

Senior Notes Due 2015

On February 24, 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year. Issuance costs related to the offering were approximately $2.1 million, offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the notes are

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized through March 1, 2015 using the straight-line method. The proceeds for the Senior Note issuance were $199.6 million and were used to reduce borrowings under revolving lines of credit, redeem the Convertible Notes due 2020 for $69.9 million and acquire the shares of Infast (see Note 6. “Acquisition of Businesses”).

The face value outstanding at December 29, 2006 and December 30, 2005 was $200.0 million, which was equal to the book value outstanding at that date.

Accounts Receivable Securitization Program

Anixter’s accounts receivable securitization program allows the Company to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year of December 29, 2006, therefore, the funding is considered short-term at the end of 2006. ARC is consolidated for accounting purposes only in the financial statements of the Company. For further information, see Note 1. “Significant Accounting Policies.” The average outstanding funding extended to ARC during 2006 and 2005 was approximately $182.5 million and $130.9 million, respectively. The effective rate on the ARC funding was 5.6%, 4.0% and 2.0% in 2006, 2005 and 2004, respectively.

Convertible Notes

On June 28, 2005, the Company retired all of its remaining Convertible Notes due 2020 for $69.9 million. As a result, the Company wrote-off the related unamortized issuance costs resulting in a pre-tax loss of $1.2 million ($0.7 million after-tax, or $0.02 per diluted share). No repurchase activity occurred in 2004.

The Company’s 3.25% zero coupon Convertible Notes due 2033 (“Convertible Notes due 2033”), with an aggregate principal amount at maturity of $378.1 million, are convertible in any fiscal quarter based on certain conditions. Based on the Company’s stock price at the end of 2006, the Convertible Notes due 2033 were convertible. The conversion of the Convertible Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the convertible note at the time of conversion, the amount in excess of the accreted value will be settled in stock.

The Company may redeem the Convertible Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2033 at various prices on certain future dates beginning July 7, 2007. The Company is required to pay the purchase price in cash.

The Convertible Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the notes were convertible at the end of 2006, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at December 29, 2006. The book value of the Convertible Notes due 2033 was $158.8 million and $155.8 million at December 29, 2006 and December 30, 2005, respectively.

Other

Interest paid in 2006, 2005 and 2004 was $32.4 million, $14.1 million and $3.7 million, respectively.

Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions, including restrictions on payments to the Company. The Company has guaranteed substantially all of the debt of its subsidiaries. Restricted net assets of its subsidiaries were approximately $1,281.1 million and $927.3 million at December 29, 2006 and December 30, 2005, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual maturities of debt at December 29, 2006 were as follows: 2007 — $212.3 million; 2008 — $0.2 million; 2009 — $396.4 million; 2010 — $0.2 million; 2011 — $0.2 million; and $200.0 million thereafter.

The estimated fair value of the Company’s debt at December 29, 2006 and December 30, 2005 was $936.7 million and $680.3 million, respectively, based on public quotations and current market rates.

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

Minimum lease commitments under operating leases at December 29, 2006 are as follows:

(In millions)

2007	$53.7
2008	43.6
2009	35.4
2010	29.1
2011	21.9
2012 and thereafter	86.2

Total	$269.9

Total rental expense was $67.1 million, $61.4 million and $57.8 million in 2006, 2005 and 2004, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 29, 2006 were $5.9 million.

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various legal proceedings. The claims and counterclaims in such litigation, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based upon the advice of its counsel, that the ultimate disposition of pending litigation will not be material to the Company’s financial position and results of operations.

NOTE 10. INCOME TAXES

The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 29, 2006, the Company had no net operating loss (“NOL”) or tax credit carryforwards for U.S. federal income tax purposes.

At December 29, 2006, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $105.9 million, which are subject to various provisions of each respective country. Approximately $21.8 million of this amount expires between 2007 and 2016 and $84.1 million of the amount has an indefinite life.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $105.9 million NOL carryforwards of foreign subsidiaries mentioned above, $72.9 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 29, 2006 were approximately $33.0 million, which are subject to various provisions of each respective country. Approximately $10.0 million of this amount expires between 2007 and 2016 and $23.0 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2006 and 2005, the Company recorded a valuation allowance related to its foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Domestic income before income taxes was $183.6 million, $99.3 million and $85.8 million for 2006, 2005 and 2004, respectively. Foreign income before income taxes was $119.4 million, $58.1 million and $34.8 million for 2006, 2005 and 2004, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $204.1 million at December 29, 2006. Historically, the Company considered those earnings to be indefinitely reinvested (see paragraph below regarding unusual, non-recurring exception to this philosophy) and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 29, 2006, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $28.4 million and various foreign jurisdiction withholding taxes of approximately $5.6 million would be payable upon the remittance of all earnings at December 29, 2006.

During 2006, the Company recorded interest income of $6.9 million associated with tax settlements in the U.S. and Canada. Also during 2006, the Company recorded net tax benefits of $20.1 million ($22.8 million benefit less $2.7 tax expense associated with interest income of $6.9 million) primarily related to the tax settlements and the initial establishment of deferred tax assets associated with its foreign operations. The total effect on the fiscal year 2006 net income was a gain of $27.0 million, or $0.63 per diluted share.

In December 2005, the Company completed the repatriation of accumulated foreign earnings under the American Jobs Creation Act (“AJCA”). The Company’s Canadian subsidiary declared and paid a gross dividend (before withholding taxes and other statutory holdbacks) of $75.0 million. The repatriation was funded through a combination of on-hand cash balances and bank borrowings by the Company’s Canadian subsidiary. As a result of this transaction, the Company recorded an additional tax provision of approximately $7.7 million in the fourth quarter of 2005, which reduced net income by approximately $0.19 per diluted share. The funds received through the repatriation were deployed under a qualified investment plan as defined by the AJCA. The principal use of repatriated funds were to fund pension plan contributions and ongoing non-executive compensation costs in the United States.

In 2005, the Company recorded a tax benefit of $1.4 million, or $0.03 per diluted share, related to a favorable tax ruling in Europe.

The Company made net payments for income taxes in 2006, 2005 and 2004 of $93.5 million, $63.9 million and $20.7 million, respectively.

As of December 29, 2006, the Company has recorded a current income tax payable of $33.2 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $11.2 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

Significant components of the Company’s deferred tax assets and (liabilities) were as follows:

	December 29,	December 30,
	2006	2005
	(In millions)

Accreted interest	$(8.9)	$(6.1)
Depreciation, amortization and other	(1.7)	—

Gross deferred tax liabilities	(10.6)	(6.1)
Deferred compensation	32.0	25.3
Foreign NOL carryforwards and other	15.6	15.2
Inventory reserves	22.0	9.0
Allowance for doubtful accounts	5.0	1.8
Depreciation and amortization	—	3.4
Other	13.0	7.4

Gross deferred tax assets	87.6	62.1

Gross net deferred tax assets	77.0	56.0
Valuation allowance	(21.8)	(13.1)

Net deferred tax assets	$55.2	$42.9

Net current deferred tax assets	$32.0	$16.5
Net non-current deferred tax assets	23.2	26.4

Net deferred tax assets	$55.2	$42.9

Income tax expense (benefit) was comprised of:

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions)

Current:
Foreign	$43.7	$23.5	$15.1
State	7.9	5.1	9.5
Federal	45.2	35.1	39.1

	96.8	63.7	63.7
Deferred:
Foreign	(2.1)	0.3	(5.7)
State	0.1	0.4	(4.0)
Federal	(1.1)	3.0	(7.0)

	(3.1)	3.7	(16.7)

Income tax expense	$93.7	$67.4	$47.0

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions)

Statutory tax expense	$106.1	$55.1	$42.2
Increase (reduction) in taxes resulting from:
Repatriation of foreign earnings	—	7.7	—
State income taxes, net	6.5	3.6	3.6
Favorable European tax ruling	—	(1.4)	—
Other foreign tax effects	0.4	2.3	0.8
Audit activity*	(22.8)	0.6	2.8
Foreign tax NOLs	0.4	0.3	(2.9)
Other, net	3.1	(0.8)	0.5

Income tax expense	$93.7	$67.4	$47.0

*	Charges in 2005 and 2004 associated with the conclusion of the examination of the 1999-2001 federal income tax returns by the IRS. Benefits in 2006 primarily associated with the conclusion of the 1996-1998 examination.

NOTE 11.	PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Service and applicable foreign laws. Assets in the various plans consisted primarily of equity securities and fixed income investments.

The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the Plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, Anixter seeks to achieve a high level of total investment return consistent with a prudent level of portfolio risk. The risk tolerance of Anixter indicates an above average ability to accept risk relative to that of a typical defined benefit pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns. However, the duration of the fixed income portion of the Domestic Plan matches the duration of the projected benefit obligation to reduce the effect of changes in discount rates that are used to measure the funded status of the Plan. The measurement date for all plans of the Company is December 31st.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 29, 2006 and December 30, 2005 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	December 29,	December 30,	Allocation Guidelines
	2006	2005	Min	Target	Max

Large capitalization U.S. stocks	30.8%	30.4%	20%	30%	40%
Small capitalization U.S. stocks	18.2	15.3	15	20	25
International stocks	20.3	15.5	15	20	25
Convertible investments	—	8.0	—	—	—

Total equity securities	69.3	69.2		70
Fixed income investments	28.9	28.7	25	30	35
Other investments	1.8	2.1	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	December 29,	December 30,	Allocation Guidelines
	2006	2005	Target

Equity securities	57.9%	78.4%	51%
Fixed income investments	41.3	21.0	49
Other investments	0.8	0.6	—

	100.0%	100.0%	100%

The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines.

The North American investment policy guidelines are as follows:

•	Each asset class is actively managed by one investment manager;

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account;

•	Each manager is expected to be “fully invested” with minimal cash holdings;

•	The use of options and futures is limited to covered hedges only;

•	Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the percentage that any one company can be of the portfolio total. The domestic equity funds are limited as to the percentage that can be invested in international securities;

•	The international stock fund is limited to readily marketable securities; and

•	The fixed income fund has a duration that matches the duration of the projected benefit obligations.

The investment policies for the European plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:

•	Make sure that the obligations to the beneficiaries of the Plan can be met;

•	Maintain funds at a level to meet the minimum funding requirements; and

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices.

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The weighted average expected rate of return on plan assets for 2006 is 7.44%.

On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s balance sheet at December 29, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s historical consolidated financial statements for the fiscal years ended December 30, 2005 or December 31, 2004. Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit postretirement plan is required as an initial adjustment to the ending balance of other comprehensive income, net of tax. Subsequent changes in the funded status shall be recorded as a component of comprehensive income to the extent the changes have not yet been recognized as a component of net periodic cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.

Although SFAS No. 158 eliminated the additional minimum liability concept included in the SFAS No. 87, it requires companies to first compute and recognize any additional minimum liability amounts prior to making the entries to other comprehensive income to recognize the full funded status under the provisions of SFAS No. 158. In accordance with the provisions of SFAS No. 158 at December 29, 2006, the Company reduced additional minimum liabilities by $4.6 million (related to its Domestic Plans) and $3.4 million (related to its Foreign Plans), pursuant to the provisions of SFAS No. 87. There was no income statement impact. The offset to the minimum pension liability adjustment for the Domestic Plans was a reduction to the intangible asset of $1.7 million while $1.9 million was offset to other comprehensive income, net of deferred taxes of $1.0 million. The offset to the minimum pension liability adjustment for the Foreign Plans was $2.4 million to other comprehensive income, net of deferred taxes of $1.0 million.

In 2005, the Company was required to record a minimum pension liability of $4.4 million relating to the Domestic Plans. There was no income statement impact. The offset to the minimum pension liability adjustment for the Domestic Plans in 2005 was an intangible asset of $0.6 million while $2.5 million was offset to other comprehensive income, net of deferred taxes of $1.3 million. In 2005, the Company also recorded a minimum pension liability adjustment for its Foreign Plans of $0.7 million. The Foreign Plans’ offset, net of deferred taxes of $0.2 million, was to other comprehensive income of $0.5 million.

The effect of recognizing the net reductions to additional minimum pension liabilities under SFAS No. 87, related to its Domestic and Foreign Plans, is included in the following table in the column labeled “Before Application of Statement No. 158.” The adjustments before application of SFAS No. 158 are included in the total accumulated other comprehensive income (loss) of $25.2 million.

The requirement to recognize the funded status using the projected benefit obligation in SFAS No. 158 eliminates any need to recognize an additional minimum pension liability. The elimination of remaining minimum pension liabilities is included in the same table below in the column labeled “SFAS No. 158 Adjustments.” Also included in the “SFAS No. 158 Adjustments” column is the balance sheet recognition of the funded status of the Company’s defined benefit post retirement plans. The adjustments to recognize the Company’s liability (arising from the funded status of the defined benefit pension plans as of December 29, 2006) was an increase to total pension liabilities of $25.9 million. A net reduction in stockholders’ equity of $19.0 million and an increase in net

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other assets of $6.9 million offset the pension liability adjustments. The following summarizes the incremental impact of applying SFAS No. 158 on individual line items in the balance sheet as of December 29, 2006:

			After
	Before Application	SFAS No. 158	Application of
	of Statement 158	Adjustments	Statement 158
	(In millions)

Other assets	$112.2	$6.9	$119.1
Total assets	$2,559.3	$6.9	$2,566.2
Other liabilities	$58.8	$25.9	$84.7
Total liabilities	$1,578.3	$25.9	$1,604.2
Accumulated other comprehensive loss (pension liability)	$(0.6)	$(19.0)	$(19.6)
Total accumulated other comprehensive income (loss)	$25.2	$(19.0)	$6.2
Total stockholders’ equity	$981.0	$(19.0)	$962.0
Total liabilities and equity	$2,559.3	$6.9	$2,566.2

Included in accumulated other comprehensive income as of December 29, 2006 are the unrecognized prior service cost, unrecognized net actuarial loss and unrecognized transition obligation of $2.8 million, $16.7 million, and $0.1 million, respectively. The net actuarial loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $0.8 million and $1.4 million, respectively. The amount of the transition obligation to be amortized over the next fiscal year will be insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Domestic		Foreign		Total
	2006	2005	2006	2005	2006	2005
	(In millions)

Change in projected benefit obligation:
Beginning balance	$151.0	$142.6	$151.0	$82.5	$302.0	$225.1
Service cost	6.4	5.7	5.3	4.1	11.7	9.8
Interest cost	8.5	7.6	8.2	5.8	16.7	13.4
Plan participants contributions	—	—	0.4	0.3	0.4	0.3
Actuarial (gain) loss	(4.8)	(1.8)	(2.0)	14.2	(6.8)	12.4
Acquisition	—	—	—	55.4	—	55.4
Benefits paid	(3.1)	(3.1)	(4.0)	(3.1)	(7.1)	(6.2)
Foreign currency exchange rate changes	—	—	17.8	(8.2)	17.8	(8.2)

Ending balance	$158.0	$151.0	$176.7	$151.0	$334.7	$302.0

Change in plan assets at fair value:
Beginning balance	$102.3	$85.5	$111.7	$56.5	$214.0	$142.0
Actual return on plan assets	14.3	7.8	17.3	9.1	31.6	16.9
Acquisitions	—	—	—	48.0	—	48.0
Company contributions	10.0	12.1	9.8	6.2	19.8	18.3
Plan participants contributions	—	—	0.3	0.4	0.3	0.4
Benefits paid	(3.1)	(3.1)	(4.0)	(3.1)	(7.1)	(6.2)
Foreign currency exchange rate changes	—	—	14.1	(5.4)	14.1	(5.4)

Ending balance	$123.5	$102.3	$149.2	$111.7	$272.7	$214.0

Reconciliation of funded status:
Projected benefit obligation	$(158.0)	$(151.0)	$(176.7)	$(151.0)	$(334.7)	$(302.0)
Plan assets at fair value	123.5	102.3	149.2	111.7	272.7	214.0

Funded status	(34.5)	(48.7)	(27.5)	(39.3)	(62.0)	(88.0)
Unrecognized net actuarial loss	—	24.5	—	22.5	—	47.0
Unrecognized prior service cost	—	5.1	—	0.2	—	5.3
Minimum pension liability	—	(8.6)	—	(3.4)	—	(12.0)

Accrued benefit cost*	$(34.5)	$(27.7)	$(27.5)	$(20.0)	$(62.0)	$(47.7)

*	The accrued benefit cost represents the funded status of all defined benefit plans. Included in the funded status is accrued benefit cost of approximately $21.6 million related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term	$(6.0)	$(6.0)	$(4.4)	$(2.7)	$(10.4)	$(8.7)
Long-term	(28.5)	(21.7)	(23.1)	(17.3)	(51.6)	(39.0)

	$(34.5)	$(27.7)	$(27.5)	$(20.0)	$(62.0)	$(47.7)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	6.00%	5.50%	5.14%	5.14%	5.55%	5.32%
Salary growth rate	4.48%	4.46%	3.75%	3.67%	4.15%	4.13%

	Pension Benefits
	Domestic			Foreign			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(In millions)

Components of net periodic cost:
Service cost	$6.4	$5.7	$6.0	$5.3	$4.1	$3.9	$11.7	$9.8	$9.9
Interest cost	8.5	7.6	7.4	8.2	5.8	3.7	16.7	13.4	11.1
Expected return on plan assets	(8.9)	(7.5)	(6.5)	(8.4)	(5.7)	(3.4)	(17.3)	(13.2)	(9.9)
Net amortization	2.0	1.0	0.9	0.8	0.3	0.2	2.8	1.3	1.1

Net periodic cost	$8.0	$6.8	$7.8	$5.9	$4.5	$4.4	$13.9	$11.3	$12.2

Weighted average assumption used to measure net periodic cost
Discount rate	5.50%	5.90%	6.25%	5.14%	5.59%	5.66%	5.32%	5.79%	6.03%
Expected return on plan assets	8.50%	8.50%	8.50%	6.56%	6.77%	7.11%	7.44%	7.60%	7.95%
Salary growth rate	4.46%	4.80%	5.44%	3.67%	3.80%	3.89%	4.13%	4.41%	4.83%

	Estimated Future Benefit
	Payments
	Domestic	Foreign	Total

2007	$3.7	$4.3	$8.0
2008	3.9	4.7	8.6
2009	4.2	5.3	9.5
2010	5.5	5.0	10.5
2011	5.8	5.3	11.1
2012-2016	37.3	33.8	71.1

Total	$60.4	$58.4	$118.8

The accumulated benefit obligation in 2006 was $129.1 million for the Domestic Plans and $142.3 million for the Foreign Plans. In 2005, the accumulated benefit obligation was $125.7 million for the Domestic Plans and $123.8 million for the Foreign Plans. The Company had six plans in 2006 and 2005 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $78.3 million and $229.9 million for 2006 and 2005, respectively and aggregate fair value of plan assets was $60.8 million and $190.6 million for 2006 and 2005, respectively.

The Company currently estimates that it will make contributions of approximately $10.4 million to its Domestic and Foreign Plans in 2007.

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

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company’s contributions to these plans are based upon various levels of employee participation. The total cost of all of the defined contribution plans was $2.3 million, $2.0 million and $1.9 million in 2006, 2005 and 2004, respectively.

The Company has no other post-retirement benefits other than the pension plans and savings plans described herein.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 29, 2006 and December 30, 2005, the deferred compensation liability was $28.7 million and $25.5 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 29, 2006 and December 30, 2005, the cash surrender value of $33.4 million and $30.8 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 12.	PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2006 and 2005.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 39.5 million shares and 38.4 million shares were outstanding at the end of 2006 and 2005, respectively.

Stock Units

Prior to 2003, the Company granted stock options to employees. Under the terms of the Company’s 2001 Stock Incentive Plan, the Company may grant either stock options or stock units. Subsequently, the Company granted

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 232,346, 262,183 and 244,630 stock units to employees in 2006, 2005 and 2004, respectively, with a weighted-average grant date fair value of $46.29, $37.39 and $30.50 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense associated with the stock units was $8.3 million, $6.7 million and $4.6 million in 2006, 2005 and 2004, respectively.

In 1996, the Company adopted a Director Stock Unit Plan to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. Prior to 2005, these units were granted annually. These stock units convert to common stock outstanding of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in 2006, nine directors in 2005 and eleven directors in 2004 having an aggregate value at grant date of $1.3 million, $0.6 million and $1.0 million, respectively. Compensation expense associated with the director stock units was $1.0 million, $1.4 million and $1.0 million in 2006, 2005 and 2004, respectively.

The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value	Units	Value
	(Units in thousands)

Balance at January 2, 2004	141.9	$22.26	284.7	$22.51
Adjustment*	—	—	2.8	18.81
Granted	30.4	33.24	244.6	30.50
Converted	(9.2)	26.87	—	—
Cancelled	—	—	(6.4)	25.57

Balance at December 31, 2004	163.1	24.05	525.7	26.17
Granted	15.5	37.17	262.2	37.39
Converted	(45.6)	23.50	(132.1)	21.40
Cancelled	—	—	(6.2)	29.57

Balance at December 30, 2005	133.0	25.77	649.6	31.62
Granted	28.2	46.91	232.3	46.29
Converted	(31.2)	22.11	(154.1)	27.04
Cancelled	—	—	(29.1)	37.37

Balance at December 29, 2006	130.0	$31.24	698.7	$37.27

* In accordance with the provisions of the enhanced incentive plan, stock units granted in 2001 were adjusted to reflect the special dividend in 2004. As a result, the number of outstanding stock units associated with the 2001 grant increased from 53,680 to 56,531 in 2004. This change resulted in no additional compensation expense in 2004.

The aggregate intrinsic value of units converted for 2006, 2005 and 2004 was $2.7 million, $1.4 million and $0.1 million, respectively. The aggregate intrinsic value of converted units represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of conversion and the grant date fair market value, multiplied by the number of units) that was received by unit holders in 2006, 2005 and 2004, respectively.

The aggregate intrinsic value of units outstanding for 2006, 2005 and 2004 was $14.9 million, $6.6 million and $7.1 million, respectively. The aggregate intrinsic value of units convertible for 2006, 2005 and 2004 was $3.0 million, $1.8 million and $1.9 million, respectively. The aggregate intrinsic value of units outstanding and convertible represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price on the last trading day of the fiscal year and the grant date fair market value, multiplied by the number of units) that would have been received by the unit holders. These amounts change based on the fair market value of the Company’s stock which was $54.30, $39.12 and $35.99 at December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The weighted-average remaining contractual term for outstanding employee units is 2.3 years.

Stock Options

During 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “Incentive Plan”). A total of 1.7 million shares of the Company’s common stock may be issued pursuant to the Incentive Plan.

At December 29, 2006, there were 1.7 million shares reserved from the 2006 plan and 0.2 million shares reserved from the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

During 2006, the Company granted an additional 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $3.5 million over the six-year vesting period representing the requisite service period. The weighted-average fair value of the 2006 stock option grant was $21.07 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%, expected dividend yield of zero; risk-free interest rate of 4.6%; and an average expected life of 7 years. Compensation expense associated with the stock options including those granted prior to 2006 was $1.2 million for the year ($0.5 million for 2006 options and $0.7 million for 2002 options).

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the employee and director option plans:

		Weighted		Weighted
		Average		Average
	Employee	Exercise	Director	Exercise
	Options	Price	Options	Price
	(Options in thousands)

Balance at January 2, 2004	4,487.5	$21.50	100.0	$19.47
Adjustment*	224.9	20.28	4.5	18.75
Exercised	(846.0)	20.63	(62.4)	17.74
Cancelled	(15.9)	23.50	—	—

Balance at December 31, 2004	3,850.5	20.37	42.1	19.65
Adjustment*	349.6	18.55	—	—
Exercised	(824.8)	17.60	(42.1)	19.65
Cancelled	(5.7)	20.25	—	—

Balance at December 30, 2005	3,369.6	18.55	—	—
Granted	168.0	46.29	—	—
Exercised	(945.8)	17.08	—	—
Cancelled	(0.7)	22.39	—	—

Balance at December 29, 2006	2,591.1	$20.89	—	$—

Options exercisable at year-end:
2004	3,000.9	$19.20	42.1	$19.65
2005	3,062.5	$18.16	—	$—
2006	2,423.1	$19.13	—	$—
* In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividends in 2005 and 2004. (See Note 5. “Special Dividends”). No adjustment was necessary in 2005 to director options as all previously outstanding options were exercised prior to the special dividend in 2005.

The aggregate intrinsic value of options exercised for 2006, 2005 and 2004 was $31.1 million, $18.4 million and $10.1 million, respectively. The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options) that was received by the option holders in 2006, 2005 and 2004, respectively.

The aggregate intrinsic value of options outstanding for 2006, 2005 and 2004 was $86.6 million, $69.3 million and $60.8 million, respectively. The aggregate intrinsic value of options exercisable for 2006, 2005 and 2004 was $85.2 million, $64.2 million and $51.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2006, 2005 and 2004, respectively. These amounts change based on the fair market value of the Company’s stock which was $54.30, $39.12 and $35.99 at December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The weighted-average remaining contractual term for options outstanding and exercisable for 2006 was 3.8 years and 3.6 years, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Non-Vested Shares

The following table summarizes the activity of unvested employee stock units and options:

		Weighted Average
	Non-vested	Grant Date Fair
	Shares	Value
	(In thousands)

Non-vested shares at December 30, 2005	956.7	$28.67
Granted	400.3	46.29
Vested	(460.5)	23.98
Forfeited	(29.8)	37.00

Non-vested shares at December 29, 2006	866.7	$39.02

As of December 29, 2006, there was $15.3 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted average period of 2.6 years.

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

In 2004, the Company recorded an extraordinary gain of $4.1 million and an impairment charge of $1.8 million in its North America segment. For more information, see Note 3. “Extraordinary Gain” and Note 4. “Impairment

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charge.” No customer accounted for 5% or more of sales in 2006, 2005 or 2004. Export sales were insignificant. Segment information for 2006, 2005 and 2004 was as follows:

	North America
	United				Emerging
	States	Canada	Total	Europe	Markets	Total
	(In millions)

2006
Net sales	$3,055.1	$556.6	$3,611.7	$980.4	$346.5	$4,938.6
Operating income	212.7	63.8	276.5	37.1	23.5	337.1
Depreciation	11.5	1.0	12.5	5.7	1.1	19.3
Amortization	11.8	0.3	12.1	3.5	0.4	16.0
Goodwill	260.6	14.3	274.9	82.8	7.1	364.8
Tangible long-lived assets	66.1	3.2	69.3	25.2	3.6	98.1
Total assets	1,487.4	218.1	1,705.5	669.9	190.8	2,566.2
Capital expenditures	15.2	0.3	15.5	7.7	1.6	24.8
2005
Net sales	$2,467.4	$383.4	$2,850.8	$726.1	$270.5	$3,847.4
Operating income	132.1	29.2	161.3	17.9	10.2	189.4
Depreciation	12.4	0.9	13.3	4.1	0.9	18.3
Amortization	9.6	0.2	9.8	1.9	0.3	12.0
Goodwill	249.8	14.2	264.0	49.6	6.6	320.2
Tangible long-lived assets	59.1	3.3	62.4	19.3	3.0	84.7
Total assets	1,272.5	169.2	1,441.7	422.2	148.2	2,012.1
Capital expenditures	8.7	2.3	11.0	2.5	1.5	15.0
2004
Net sales	$2,169.9	$324.6	$2,494.5	$554.3	$226.4	$3,275.2
Operating income	103.1	17.1	120.2	9.9	7.9	138.0
Depreciation	12.4	0.7	13.1	2.5	0.8	16.4
Amortization	8.3	—	8.3	0.9	—	9.2
Goodwill	248.4	13.8	262.2	24.4	7.0	293.6
Tangible long-lived assets	59.7	2.0	61.7	8.1	2.3	72.1
Total assets	1,163.7	145.4	1,309.1	271.8	125.7	1,706.6
Capital expenditures	10.5	0.7	11.2	2.5	0.8	14.5

NOTE 14.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the Company’s ability to meet its cash obligations. The following summarizes the financial information for Anixter Inc.:

ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2006	2005
	(In millions)

Assets:
Current assets	$2,024.4	$1,541.5
Property, net	61.5	52.7
Goodwill and other intangibles	417.6	350.4
Other assets	81.5	79.9

	$2,585.0	$2,024.5

Liabilities and Stockholders’ Equity:
Current liabilities	$919.7	$582.5
Subordinated notes payable to parent	22.0	30.5
Long-term debt	438.2	469.3
Other liabilities	104.8	89.8
Stockholders’ equity	1,100.3	852.4

	$2,585.0	$2,024.5

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions)

Net sales	$4,938.6	$3,847.4	$3,275.2
Operating income	$341.5	$194.0	$141.9
Income before income taxes	$307.9	$161.8	$121.4
Net income	$211.7	$92.4	$72.8

NOTE 15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 29, 2006 and December 30, 2005. The Company has never paid regular cash dividends on its common stock. However, in 2005 and 2004, the Company declared two separate special dividends of $4.00 and $1.50 per common share, respectively, or $156.1 million and $55.8 million, respectively, as a return of excess capital to shareholders. See Note 5. “Special Dividends” for further details. As of February 20, 2007, the Company had 3,337 shareholders of record.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

Year ended December 29, 2006
Net sales	$1,070.5	$1,239.8	$1,330.5	$1,297.8
Cost of goods sold	813.3	932.7	1,010.0	983.3
Operating income	59.6	91.0	96.1	90.4
Income before income taxes	51.0	80.5	94.3	77.2
Net income	31.3	49.4	76.2	52.4
Basic income per share	0.81	1.27	1.95	1.33
Diluted income per share	0.74	1.15	1.76	1.20
Composite stock price range:
High	47.88	52.62	59.10	61.45
Low	38.67	44.45	44.42	51.27
Close	47.78	47.46	56.47	54.30
Year ended December 30, 2005
Net sales	$876.5	$936.1	$1,009.2	$1,025.6
Cost of goods sold	664.1	713.6	769.6	775.0
Operating income	39.6	46.2	48.9	54.7
Income before income taxes	32.7	37.9	41.7	45.1
Net income	20.4	24.4	25.1	20.1
Basic income per share	0.54	0.64	0.66	0.53
Diluted income per share	0.51	0.61	0.62	0.49
Composite stock price range:
High	38.43	39.00	42.16	40.65
Low	31.16	32.90	35.44	34.45
Close	35.82	36.99	40.33	39.12

NOTE 16.	SUBSEQUENT EVENTS

In January 2007, the Company repurchased 1 million of its outstanding common shares, at an average price of $52.30, under an authorized share repurchase program.

On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013. The notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The $300.0 million principal amount includes $25.0 million of notes issued pursuant to an overallotment option.

The notes will pay interest semiannually at a rate of 1.00% per annum. The notes will be convertible, at the holders option, at an initial conversion rate of 15.7530 shares per $1,000 principal amount of notes, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The notes will be convertible, under certain circumstances, into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrently with the issuance of the notes, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the notes. The net cost to the Company was approximately $36.8 million.

The purchased call options will cover 4,725,900 shares of our common stock, subject to customary anti-dilution adjustments. Concurrently with entering into the purchased call option, the Company entered into a warrant transaction with the counterparty. Pursuant to the warrant transaction, the Company sold to the counterparty a warrant to purchase 4,725,900 shares of its common stock, subject to customary anti-dilution adjustments. The warrant may not be exercised prior to the maturity of the notes.

Net proceeds from this offering were approximately $292.5 million after deducting estimated discounts, commissions and expenses. The Company used net proceeds from the offering and proceeds of approximately $52.0 million from the warrant transaction to purchase 2 million shares of its common stock at an average price of $55.20. In addition, approximately $88.8 million was used to fund the convertible note hedge transaction. The remaining proceeds from the transactions will be used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 29, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
of Anixter International Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anixter International Inc. maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Anixter International Inc. maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
February 22, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders — “Election of Directors,” “Board and Committee Meetings,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

See Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Registrant’s Proxy Statement for the 2007 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions,” “Corporate Governance” and “Board and Committee Meetings.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

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

(2) Financial Statement Schedules.

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	72
II. Valuation and qualifying accounts and reserves	76

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by - laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	By-laws of Anixter International Inc. as amended through November 21, 2002. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 3.2).

(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).

Exhibit
No.		Description of Exhibit

(10) Material contracts.
10.1		Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10	.2 *	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10	.3 *	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10	.4 *	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10	.5 *	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10	.6 *	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10	.7 *	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10	.8 *	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10	.9*	Anixter Excess Benefit Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).
10	.10*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10	.11*	(a) Anixter Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).
(b) Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.15(b)).
(c) Amendment No. 1 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12(c)).
(d) Amendment No. 2 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2001, Exhibit 10.12(d)).
(e) Amendment No. 3 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.12(e)).
(f) Amendment No. 4 to Anixter 1999 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 10.12(f)).
10	.12*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).
10	.13*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).

Exhibit
No.		Description of Exhibit

10	.14*	Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
10	.15*	First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10	.16*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10	.17*	Anixter International Inc. 1998 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.20).
10	.18*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2003, Exhibit 10.1).
10	.19*	Anixter Inc. Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated August 4, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.22).
10	.20*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.19).
10	.21*	First Amendment to the Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated February 19, 2007.
10	.22*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.1).
10	.23*	Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.2).
10.24		Five-year, $275.0 million, Revolving Credit Agreement, dated June 18, 2004, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004, Exhibit 4.1).
10.25		First Amendment to Five-Year, $275.0 million, Revolving Credit Agreement, dated November 10, 2005, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.23).
10.26		$40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.24).
10.27		Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
10.28		Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
10.29		Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).

Exhibit
No.	Description of Exhibit

10.30	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
10.31	Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9).
10.32	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.10).
10.33	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated September 29, 2005, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.31).
10.34	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated September 28, 2006, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended September 29, 2006, Exhibit 10.1).
(14) Code of ethics.
14.1	Code of ethics. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 14.1).
(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.
(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.
(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Linda Walker Bynoe, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a) /15d — 14(a) Certifications
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions)

Operating loss	$(3.2)	$(3.4)	$(3.2)
Other income (expense):
Interest income, including intercompany	4.6	4.4	5.7
Loss on extinguishment of debt	—	(1.2)	—
Other	(0.2)	0.2	(1.0)

Income (loss) before income taxes, extraordinary gain and equity in earnings of subsidiaries	1.2	—	1.5
Income tax benefit	—	—	0.3

Income (loss) before extraordinary gain and equity in earnings of subsidiaries	1.2	—	1.8
Extraordinary gain, net of tax of $0.6	—	—	4.1
Equity in earnings of subsidiaries	208.1	90.0	71.8

Net income	$209.3	$90.0	$77.7

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	December 29,	December 30,
	2006	2005
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$2.8	$0.1
Other receivables	11.0	—
Income taxes, net	0.6	—
Other assets	—	0.5

Total current assets	14.4	0.6
Investment in and advances to subsidiaries	1,125.9	883.3
Other assets	3.8	4.0

	$1,144.1	$887.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses, due currently	$1.5	$3.9
Amounts currently due to affiliates, net	20.7	6.3
Income taxes, net	—	13.2
Long-term debt	158.8	155.8
Other non-current liabilities	1.1	2.3

Total liabilities	182.1	181.5
Stockholders’ equity:
Common stock	39.5	38.4
Capital surplus	113.0	79.6
Accumulated other comprehensive income (loss)	6.2	(5.6)
Retained earnings	803.3	594.0

Total stockholders’ equity	962.0	706.4

	$1,144.1	$887.9

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
	(In millions)

Operating activities:
Net income	$209.3	$90.0	$77.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of zero coupon convertible notes	5.1	2.3	(0.2)
Depreciation and amortization	1.2	1.3	1.1
Deferred income taxes	1.4	0.7	20.4
Loss on extinguishment of debt	—	1.2	—
Extraordinary gain	—	—	(4.1)
Equity in earnings of subsidiaries	(208.1)	(90.0)	(71.8)
Stock option income tax benefits	—	0.6	0.2
Excess income tax benefits from employee stock plans	(1.4)	—	—
Intercompany transactions	(7.9)	7.3	—
Income tax benefit	(3.2)	—	(0.3)
Change in other operating items	(16.8)	0.2	4.7

Net cash (used in) provided by operating activities	(20.4)	13.6	27.7
Investing activities:
Investment in Anixter Inc.	—	—	(4.3)
Dividend from subsidiary	—	92.0	—

Net cash provided by (used in) investing activities	—	92.0	(4.3)
Financing activities:
Loans from (to) subsidiaries, net	8.5	32.5	(48.0)
Proceeds from issuance of common stock	16.1	15.0	20.9
Payment of cash dividend	(0.8)	(153.7)	(55.1)
Excess income tax benefits from employee stock plans	1.4	—	—
Debt issuance costs	—	—	(0.4)
Conversion of 3.25% zero coupon convertible notes	(2.1)	—	—

Net cash provided by (used in) financing activities	23.1	(106.2)	(82.6)

Increase (decrease) in cash and cash equivalents	2.7	(0.6)	(59.2)
Cash and cash equivalents at beginning of year	0.1	0.7	59.9

Cash and cash equivalents at end of year	$2.8	$0.1	$0.7

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 29, 2006, December 30, 2005 and December 31, 2004

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period
	(In millions)

Year ended December 29, 2006:
Allowance for doubtful accounts	$19.6	$10.7	$0.3	$(10.0)	$20.6
Allowance for deferred tax asset	$13.1	$0.4	$8.3	$—	$21.8
Year ended December 30, 2005:
Allowance for doubtful accounts	$18.0	$11.3	$(0.8)	$(8.9)	$19.6
Allowance for deferred tax asset	$12.5	$0.8	$(0.2)	$—	$13.1
Year ended December 31, 2004:
Allowance for doubtful accounts	$17.3	$10.5	$(0.2)	$(9.6)	$18.0
Allowance for deferred tax asset	$19.1	$(2.9)	$(3.7)	$—	$12.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 23rd day of February 2007.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham
Dennis J. Letham
Senior Vice President — Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Grubbs Robert W. Grubbs		President and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/s/ Dennis J. Letham Dennis J. Letham		Senior Vice President — Finance (Principal Financial Officer)	February 23, 2007

/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Principal Accounting Officer)	February 23, 2007

/s/ Lord James Blyth* Lord James Blyth		Director	February 23, 2007

/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 23, 2007

/s/ Robert L. Crandall* Robert L. Crandall		Director	February 23, 2007

/s/ Robert W. Grubbs Robert W. Grubbs		Director	February 23, 2007

/s/ F. Philip Handy* F. Philip Handy		Director	February 23, 2007

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 23, 2007

/s/ George Muñoz* George Muñoz		Director	February 23, 2007

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 23, 2007

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 23, 2007

/s/ Matthew Zell* Matthew Zell		Director	February 23, 2007

/s/ Samuel Zell* Samuel Zell		Director	February 23, 2007

*By	/s/ Dennis J. Letham Dennis J. Letham (Attorney in fact)
Dennis J. Letham, as attorney in fact for each person indicated