Form 10-Q
period 2007-03-30
ANIXTER INTERNATIONAL INC
filed 2007-05-07
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐          No ☑
     At April 27, 2007, 36,901,878 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	23
*No reportable information under this item.
This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier or customer relationships, technology changes, economic and currency risks, new or changed competitors, risks associated with inventory, commodity price fluctuations and risks associated with the integration of recently acquired companies.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
(In millions, except per share amounts)	2007	2006
Net sales	$1,328.7	$1,070.5
Cost of operations:
Cost of goods sold	1,010.3	813.3
Operating expenses	226.1	196.7
Amortization of intangibles	1.9	0.9

Total costs and expenses	1,238.3	1,010.9

Operating income	90.4	59.6
Other (expense) income:
Interest expense	(10.9)	(8.5)
Other, net	0.7	(0.1)

Income before income taxes	80.2	51.0
Income tax expense	26.6	19.7

Net income	$53.6	$31.3

Net income per share:
Basic	$1.42	$0.81
Diluted	$1.27	$0.74
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2007	2006
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45.5	$50.9
Accounts receivable (less allowances of $19.6 and $20.6 in 2007 and 2006, respectively)	1,037.4	1,016.1
Inventories	947.9	904.9
Deferred income taxes	36.3	32.0
Other current assets	19.8	16.4

Total current assets	2,086.9	2,020.3
Property and equipment, at cost	213.0	205.0
Accumulated depreciation	(147.8)	(143.0)

Net property and equipment	65.2	62.0
Goodwill	382.5	364.8
Other assets	156.0	119.1

	$2,690.6	$2,566.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$613.3	$506.8
Accrued expenses	162.7	203.4
Short-term debt	93.7	212.3

Total current liabilities	869.7	922.5
Long-term debt	857.2	597.0
Other liabilities	103.9	84.7

Total liabilities	1,830.8	1,604.2
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 36,814,066 and 39,500,734 shares issued and outstanding in 2007 and 2006, respectively	36.8	39.5
Capital surplus	118.5	113.0
Retained earnings	696.3	803.3
Accumulated other comprehensive income:
Foreign currency translation	24.7	23.4
Pension liability	(19.2)	(19.6)
Unrealized gain on derivatives	2.7	2.4

Total accumulated other comprehensive income	8.2	6.2

Total stockholders’ equity	859.8	962.0

	$2,690.6	$2,566.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2007	2006
	(In millions)
Operating activities
Net income	$53.6	$31.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.1	4.7
Amortization of stock compensation	2.7	2.8
Amortization of intangible assets and deferred financing costs	2.2	1.1
Accretion of zero coupon convertible notes	1.3	1.3
Deferred income taxes	(1.7)	5.9
Excess income tax benefit from employee stock plans	(4.6)	(4.2)
Changes in current assets and liabilities, net	7.5	(28.1)
Other, net	(0.3)	(1.9)

Net cash provided by operating activities	65.8	12.9

Investing activities
Capital expenditures	(7.8)	(6.4)
Other	(2.0)	—

Net cash used in investing activities	(9.8)	(6.4)

Financing activities
Repayment of borrowings	(272.6)	(142.3)
Proceeds from borrowings	111.5	130.1
Proceeds from issuance of convertible senior notes	300.0	—
Purchases of common stock for treasury	(162.7)	—
Purchased call option	(88.8)	—
Proceeds from sale of warrant	52.0	—
Deferred financing costs	(6.8)	—
Excess income tax benefit from employee stock plans	4.6	4.2
Proceeds from issuance of common stock	2.5	6.5
Other	(1.1)	(0.8)

Net cash used in financing activities	(61.4)	(2.3)

(Decrease) increase in cash and cash equivalents	(5.4)	4.2
Cash and cash equivalents at beginning of period	50.9	21.8

Cash and cash equivalents at end of period	$45.5	$26.0

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 29, 2006. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain reclassifications have been made to conform with the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     Recently issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that the tax benefit related to a position taken or expected to be taken in a tax return of a Company be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The recognition and disclosure provisions of FIN 48 were effective for the Company on December 30, 2006 (the beginning of fiscal 2007 for the Company). Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million has been recorded as a decrease in the opening balance of retained earnings. FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. See Note 4. “Income Taxes” for further discussion of the effect of adopting FIN 48 on the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2008 for the Company), and interim periods within those fiscal years. The Company is evaluating the provisions of SFAS No. 157 to determine the impact, if any, on the Company’s condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure financial instruments and other eligible items at fair value at specified election dates. SFAS No. 159 allows entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2008 for the Company). The Company does not anticipate the provisions of SFAS No. 159 will have a material impact on its condensed consolidated financial statements.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended
	March 30,	March 31,
(In millions)	2007	2006
Net income	$53.6	$31.3
Change in cumulative translation adjustment	1.3	2.3
Change in pension liability	0.4	—
Change in fair market value of derivatives	0.3	0.7

Comprehensive income	$55.6	$34.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended
	March 30,	March 31,
(In millions, except per share data)	2007	2006
Basic Income per Share:
Net income	$53.6	$31.3
Weighted-average common shares outstanding	37.8	38.7
Net income per share	$1.42	$0.81

Diluted Income per Share:
Net income	$53.6	$31.3
Weighted-average common shares outstanding	37.8	38.7
Effect of dilutive securities:
Stock options and units	1.3	1.5
Convertible notes	2.9	2.2

Weighted-average common shares outstanding	42.0	42.4

Net income per share	$1.27	$0.74
     On February 16, 2007, the Company issued $300.0 million of Convertible Senior Notes due 2013. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. No shares have been included in the diluted weighted average common shares outstanding for the 13 weeks ended March 30, 2007 as the notes were not dilutive.
     The Convertible Notes due 2033 were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during the 13 weeks ended March 30, 2007 and March 31, 2006. As a result of the conversion value exceeding the accreted principal, 2.9 million and 2.2 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 weeks ended March 30, 2007 and March 31, 2006, respectively. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In the 13 weeks ended March 30, 2007 and March 31, 2006, the Company issued 0.3 million and 0.5 million shares, respectively, due to stock option exercises and vesting of stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
NOTE 4. INCOME TAXES
     The effective tax rate for the 13 weeks ended March 30, 2007 is 33.2% inclusive of $3.2 million of net tax benefits primarily related to the settlement of certain income tax audits. Without the favorable impact of the income tax settlements, the effective tax rate for the first quarter of 2007 was 37.1% as compared to the 38.6% effective tax rate for the corresponding period of 2006. Excluding the reduction to the tax provision in the first quarter of 2007, the change in the tax rate increased net income $1.2 million, or $0.03 per diluted share, for the 13 weeks ended March 30, 2007 compared to the corresponding period in 2006.
     On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings. At December 30, 2006, the total amount of unrecognized tax benefits was $12.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11.3 million at December 30, 2006. During the quarter ended March 30, 2007, the Company settled certain income tax audits and reversed $4.3 million of unrecognized tax benefits that existed at December 30, 2006. The Company estimates that the March 30, 2007 unrecognized tax benefit balance of $7.8 million ($7.0 million, if recognized, would affect the effective tax rate) will not change significantly within the next twelve months.
     After the settlements with the IRS in 2006 and the first quarter of 2007, only the returns for fiscal tax years 2005 and later remain subject to examination by the IRS, which is the most significant tax jurisdiction for the Company. For most states, fiscal tax years 2003 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1999. In Canada, the fiscal tax years 2002 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2001 and later remain subject to examination.
     During both the 13 weeks ended March 30, 2007 and March 31, 2006, interest and penalties related to taxes were $0.2 million. Interest and penalties are reflected in the “Other, net” line in the condensed consolidated statement of operations. Included in the unrecognized tax benefit balance of $7.8 million and $12.1 million at March 30, 2007 and December 30, 2006, respectively, are accruals of $2.7 million and $2.4 million, respectively, for the payment of interest and penalties.
NOTE 5. DEBT
     On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). The Notes due 2013 were originally sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. On April 16, 2007, the Company announced its intention to register the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. For further information regarding the registration of the Notes due 2013, see Note 10. “Subsequent Events.”
     The Notes due 2013 will pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 will be convertible, under certain circumstances (as described below), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     Net proceeds from this offering were approximately $292.5 million after deducting discounts, commissions and estimated expenses. Concurrently with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares at a cost of $55.20 per share with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
     The Company paid $88.8 million ($54.9 million net of tax) for a call option that will cover 4,725,900 shares of our common stock, subject to customary anti-dilution adjustments. The purchased call option has an exercise price that is 15% higher than the closing price of $55.20 per share of the Company’s common stock at issuance (or $63.48).
     Concurrently with purchasing the call option, the Company sold to the counterparty for $52.0 million a warrant to purchase 4,725,900 shares of its common stock, subject to customary anti-dilution adjustments. The sold warrant has an exercise price that is 50% higher than the closing price of $55.20 per share of the Company’s common stock at issuance (or $82.80) and may not be exercised prior to the maturity of the notes.
     Holders of the Notes due 2013 may convert them prior to the close of business on the business day before the maturity date based on the applicable conversion rate only under the following circumstances:
Conversion Based on Common Stock Price
     During any fiscal quarter beginning after March 30, 2007, and only during such fiscal quarter, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share (which conversion price per share is equal to $1,000 divided by the then applicable conversion rate).
Conversion Based on Trading Price of Notes
     During the five business day period after any period of five consecutive trading days in which the trading price per $1,000 principal amount of Notes due 2013 for each trading day of that period was less than 98% of the product of the closing price of the Company’s common stock for each trading day of that period and the then applicable conversion rate.
Conversion Upon Certain Distributions
     If the Company elects to:
•	distribute, to all holders of the Company’s common stock, any rights entitling them to purchase, for a period expiring within 45 days of distribution, common stock, or securities convertible into common stock, at less than, or having a conversion price per share less than, the closing price of the Company’s common stock; or

•	distribute, to all holders of the Company’s common stock, assets, cash, debt securities or rights to purchase the Company’s securities, which distribution has a per share value exceeding 15% of the closing price of such common stock, holders may surrender their Notes due 2013 for conversion at any time until the earlier of the close of business on the business day prior to the ex-dividend date or our announcement that such distribution will not take place.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
Conversion Upon a Fundamental Change
     Holders may surrender Notes due 2013 for conversion at any time beginning 15 days before the anticipated effective date of a fundamental change and until the Company makes any required purchase of the Notes due 2013 as a result of the fundamental change. A “fundamental change” means the occurrence of a change of control or a termination of trading of the Company’s common stock. Certain change of control events may give rise to a make whole premium.
Conversion at Maturity
     Holders may surrender their Notes due 2013 for conversion at any time beginning on January 15, 2013 and ending at close of business on the business day immediately preceding the maturity date.
     The “conversion rate” is 15.753 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments. These adjustments consist of adjustments for:
•	stock dividends and distributions, share splits and share combinations,

•	the issuance of any rights to all holders of the Company’s common stock to purchase shares of such stock at an issuance price of less than the closing price of such stock, exercisable within 45 days of issuance,

•	the distribution of stock, debt or other assets, to all holders of the Company’s common stock, other than distributions covered above, and

•	issuer tender offers at a premium to the closing price of the Company’s common stock.
     The “conversion value” of the Notes due 2013 means the average of the daily conversion values, as defined below, for each of the 20 consecutive trading days of the conversion reference period. The “daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted average price per share of the Company’s common stock on such trading day.
     The “conversion reference period” means:
•	for Notes due 2013 that are converted during the one month period prior to maturity date of the notes, the 20 consecutive trading days preceding and ending on the maturity date, subject to any extension due to a market disruption event, and

•	in all other instances, the 20 consecutive trading days beginning on the third trading day following the conversion date.
     The “conversion date” with respect to the Notes due 2013 means the date on which the holder of the Notes due 2013 has complied with all the requirements under the indenture to convert such Notes due 2013.
NOTE 6. PENSION PLANS
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	March 30,	March 31,	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006	2007	2006
	(In millions)
Service cost	$1.5	$1.6	$1.3	$1.4	$2.8	$3.0
Interest cost	2.3	2.1	2.3	1.8	4.6	3.9
Expected return on plan assets	(2.7)	(2.2)	(2.4)	(1.8)	(5.1)	(4.0)
Net amortization	0.4	0.4	0.1	0.2	0.5	0.6

Net periodic cost	$1.5	$1.9	$1.3	$1.6	$2.8	$3.5

NOTE 7. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. At March 30, 2007 and December 29, 2006, certain debt agreements entered into by Anixter Inc. contained various restrictions on payments to the Company. Such restrictions did not have an adverse impact on the Company’s ability to meet its cash obligations. As more fully described in Note 10. “Subsequent Events,” these restrictions were eliminated in connection with amending and restating certain debt agreements. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
(In millions)	2007	2006
	(Unaudited)
Assets:
Current assets	$2,108.7	$2,024.4
Property, net	64.7	61.5
Goodwill and other intangibles	436.6	417.6
Other assets	80.4	81.5

	$2,690.4	$2,585.0

Liabilities and Stockholders’ Equity:
Current liabilities	$871.5	$919.7
Subordinated notes payable to parent	178.0	22.0
Long-term debt	397.2	438.2
Other liabilities	124.5	104.8
Stockholders’ equity	1,119.2	1,100.3

	$2,690.4	$2,585.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	March 30,	March 31,
(In millions)	2007	2006
	(Unaudited)
Net sales	$1,328.7	$1,070.5
Operating income	$91.5	$60.8
Income before income taxes	$81.3	$52.7
Net income	$54.6	$32.2
NOTE 8. STOCKHOLDERS’ EQUITY
Purchased Call and Warrant
     Concurrently with the issuance of the Notes due 2013 (as more fully described in Note 5. “Debt”), the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers of the Notes due 2013. The net cost of the purchased call option and the sold warrant was approximately $36.8 million and is reflected in the Company’s condensed consolidated financial statements as an increase in deferred tax assets of $33.9 million and a reduction to capital surplus of $2.9 million.
Share Repurchase
     In the 13 weeks ended March 30, 2007, the Company repurchased 3 million shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013. No shares were repurchased in the corresponding period of the prior year.
     For further information regarding these transactions, see Note 5. “Debt.”
Adoption of FIN 48
     As discussed in more detail in Note 1. “Summary of Significant Accounting Policies” and Note 4. “Income Taxes,” the recognition and disclosure provisions of FIN 48 were effective for the Company for the fiscal year beginning December 30, 2006 (the beginning of fiscal 2007 for the Company). Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million has been recorded as a decrease in the opening balance of retained earnings.
Stock-Based Compensation
     The Company granted approximately 157,026 and 232,346 stock units to employees in the 13 weeks ended March 30, 2007 and March 31, 2006, respectively, with a grant-date fair value of $60.95 and $46.29 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. During the 13 weeks ended March 30, 2007 and March 31, 2006, compensation expense associated with the stock units was $2.2 million and $1.9 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     The Company’s Director Stock Unit Plan is used to pay its non-employee directors annual retainer fees in the form of stock units. Currently, these units are granted quarterly. These stock units convert to common stock outstanding of the Company at a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 weeks ended March 30, 2007 and March 31, 2006, respectively, having a value at grant date of $0.3 million, in both of the 13 weeks ended March 30, 2007 and March 31, 2006. Compensation expense associated with the director stock units was $0.3 million for both of the 13 weeks ended March 30, 2007 and March 31, 2006.
     During the 13 weeks ending March 30, 2007 and March 31, 2006, the Company granted approximately 158,283 and 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $4.4 million and $3.5 million, respectively, over either a four-year or six-year vesting period representing the requisite service period. The weighted-average fair value of the 2007 stock option grant was $27.53 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.5%; and an average expected life of 7 years. Total compensation expense associated with the option grants was $0.2 million and $0.6 million for the 13 weeks ended March 30, 2007 and March 31, 2006, respectively.
     At March 30, 2007, the Company had 1.5 million shares reserved from the 2006 stock incentive plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     Segment information for the 13 weeks ended March 30, 2007 and March 31, 2006 was as follows:

	March 30,	March 31,
	2007	2006
	(In millions)
Net sales:
United States	$795.6	$668.3
Canada	131.4	110.5

North America	927.0	778.8
Europe	305.1	219.4
Emerging Markets	96.6	72.3

	$1,328.7	$1,070.5

Operating Income:
United States	$58.7	$37.9
Canada	12.1	9.0

North America	70.8	46.9
Europe	14.0	7.4
Emerging Markets	5.6	5.3

	$90.4	$59.6

	March 30,	December 29,
	2007	2006
Total assets:
United States	$1,529.4	$1,487.4
Canada	209.6	218.1

North America	1,739.0	1,705.5
Europe	738.9	669.9
Emerging Markets	212.7	190.8

	$2,690.6	$2,566.2

     During the first quarter of 2007, the Company recorded additional goodwill of $17.7 million primarily related to purchase accounting adjustments associated with certain prior acquisitions. The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 13 weeks ended March 30, 2007.

	December 29,	Acquisition		March 30,
	2006	Related	Other	2007
	(In millions)
United States	$260.6	$6.1	$—	$266.7
Canada	14.3	—	—	14.3

North America	274.9	6.1	—	281.0
Europe	82.8	11.3	0.2	94.3
Emerging Markets	7.1	—	0.1	7.2

	$364.8	$17.4	$0.3	$382.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
NOTE 10. SUBSEQUENT EVENTS
     The Company is party to a registration rights agreement with the initial purchasers of the Notes due 2013. On April 16, 2007, the Company announced its intention to register under the Securities Act of 1933 the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. The Company expects to file the registration statement on or prior to May 17, 2007 and will not receive any proceeds from the sale of the Notes due 2013 or the common stock by such selling security holders. The Company will use its reasonable best efforts to:
•	cause such registration statement to become effective as promptly as is practicable, but in no event later than 180 days after the date of original issuance of the Notes due 2013, and

•	keep the registration statement effective until the earliest of the date all Notes due 2013 can be freely resold under the Securities Act of 1933 and the date that is two years from the original issuance of the Notes due 2013. The Notes due 2013 were originally issued on February 16, 2007.
     The Company will be permitted to suspend the use of the prospectus that is part of the shelf registration statement if its board of directors determines to do so for valid business reasons, including circumstances relating to pending corporate developments and similar events or public filings with the Securities and Exchange Commission (“SEC”), for a period not to exceed 30 days in any three-month period and not to exceed an aggregate of 90 days in any twelve-month period.
     If:
•	the shelf registration statement has not been filed with the SEC within 90 days after the original issuance of the Notes due 2013,

•	the shelf registration statement has not become effective within 180 days after the date of original issuance of the Notes due 2013,

•	the registration statement shall cease to be effective or fail to be usable, except as permitted in the preceding paragraph, without being succeeded within seven business days by a post-effective amendment or a report filed with the SEC pursuant to the Securities Exchange Act that cures the failure of the registration statement to be effective or usable, or

•	the prospectus has been suspended as described in the preceding paragraph longer than the period permitted by such paragraph, additional interest will accrue on the Notes due 2013. Additional interest will accrue at an additional rate per year equal to:
•	0.25% of the principal amount of the Notes due 2013 to and including the 90th day following such registration default, and

•	0.50% of the principal amount of the Notes due 2013 from and after the 91st day following such registration default.
     In no event will additional interest accrue after the second anniversary of the date of issuance of the Notes due 2013 or at a rate per year exceeding 0.50% of the issue price of the Notes due 2013. The Company will have no other liabilities for monetary damages with respect to any registration default.
     On April 20, 2007, the Company’s primary operating subsidiary, Anixter Inc., entered into an amended and restated senior unsecured revolving credit agreement. As amended and restated, the revolving credit agreement will allow for borrowings of up to $350 million (or the equivalent in Euros) for a 5-year period ending April 2012. The key changes to the terms and conditions of the agreement include the elimination of limitations on foreign acquisitions, elimination of the minimum net worth requirements and elimination of the restriction on the amount of dividends that Anixter Inc. can pay to the Company. The current pricing for borrowings under the agreement has been reduced to LIBOR plus 60 basis points and the facility fee payable on the full amount of the agreement has been reduced to 15 basis points. The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio similar to the prior agreement.

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). The Company believes this information is useful to investors in order to provide a better understanding of the organic growth trends of the Company on a comparable basis. Management does not use this non-GAAP financial measure for any additional purpose other than the reason stated above. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
Acquisition of Businesses
     In May and October of 2006, respectively, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., and MFU Holding S.p.A. (“MFU”), a fastener distributor based in Italy. The Company also acquired a small company in Eastern Europe during 2006. The Company paid approximately $92.5 million for these businesses ($90.5 million in 2006 and additional payments of $2.0 million in 2007). These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. As a result of these acquisitions, sales and operating income were favorably affected in the first quarter of 2007 by $33.6 million and $3.1 million, respectively, as compared to the corresponding period in the prior year. Had these acquisitions occurred at the beginning of the year of each acquisition, the impact on the Company’s operating results would not have been significant.
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
Cash Flow
     Consolidated net cash provided by operating activities was $65.8 million in the 13 weeks ended March 30, 2007 compared to $12.9 million in the same period in 2006. The increase in cash provided by operating activities was primarily related to changes in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities). In the first quarter of 2007, working capital changes generated $7.5 million in operating cash flow primarily related to the receipt of payment from certain income tax settlements. In the corresponding period in 2006, working capital increased $28.1 million as a result of increased sales.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, was $9.8 million in the 13 weeks ended March 30, 2007 compared to $6.4 million in the corresponding period in 2006. Capital expenditures are expected to be approximately $39 million in 2007 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.

ANIXTER INTERNATIONAL INC.
     Consolidated net cash used in financing activities was $61.4 million in the 13 weeks ended March 30, 2007 compared to $2.3 million in the corresponding period in 2006. In the 13 weeks ended March 30, 2007, the Company issued $300 million of 1% convertible senior notes due 2013. Issuance costs related to the offering were $7.5 million of which $0.7 million were accrued at March 30, 2007. The net proceeds of $292.5 million were used to purchase shares of our common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the convertible senior notes. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. In the 13 weeks ended March 30, 2007, the Company decreased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $161.1 million compared to a decrease of $12.2 million in the corresponding period in 2006. Proceeds from the issuance of common stock relating to the exercise of stock options were $2.5 million in the 13 weeks ended March 30, 2007 compared to $6.5 million in the corresponding period in 2006. The 13 weeks ended March 30, 2007 and March 31, 2006 include $4.6 million and $4.2 million, respectively, of cash provided from the income tax benefit associated with employee stock plans.
Financings
Convertible Notes
     On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). The Notes due 2013 will pay interest semiannually at a rate of 1.00% per annum and will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of the Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 will be convertible, under certain circumstances, into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock.
     Net proceeds from this offering were approximately $292.5 million after deducting discounts, commissions and estimated expenses. Concurrently with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares at a cost of $55.20 per share with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
     The Company’s Convertible Notes due 2033 (the “Notes due 2033”) have an aggregate principal amount at maturity of $378.1 million. Based on the Company’s stock price at the end of the first quarter of 2007, the Notes due 2033 were convertible. The conversion of the Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 at the accreted principal amount on certain future dates beginning July 7, 2007.
     Although the Notes due 2033 were convertible at the end of the first quarter of 2007, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at March 30, 2007. The book value of the Notes due 2033 was $160.1 million and $158.8 million at March 30, 2007 and December 29, 2006, respectively.
     The Notes due 2013 and 2033 are structurally subordinated to the indebtedness of Anixter Inc. For further information regarding the convertible notes, see Note 3. “Earnings Per Share” and Note 5. “Debt” in the notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
Revolving Lines of Credit
     At March 30, 2007 and December 29, 2006, the primary liquidity source for Anixter Inc., the Company’s primary operating subsidiary, was the $275.0 million, five-year revolving credit agreement maturing on June 18, 2009, of which $133.1 million and $176.8 million, respectively, was borrowed and included in long-term debt outstanding. The borrowing rate under the revolving credit agreement is LIBOR plus 97.5 basis points. The agreement, which is guaranteed by the Company, contains covenants that, among other things, restrict dividends to the Company, restrict leverage and sets a minimum fixed charge coverage ratio. Facility fees payable on this credit agreement (equal to 27.5 basis points) totaled $0.2 million in the first quarter of 2007 and 2006 and were included in interest expense in the condensed consolidated statements of operations. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of March 30, 2007, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed, of which $164.4 million may be used to pay dividends to the Company.
     On April 20, 2007, Anixter Inc. entered into an amended and restated senior unsecured revolving credit agreement. As amended and restated, the revolving credit agreement will allow for borrowings of up to $350 million (or the equivalent in Euros) for a 5-year period ending April 2012. The key changes to the terms and conditions of the agreement include the elimination of limitations on foreign acquisitions, elimination of the minimum net worth requirements and elimination of the restriction on the amount of dividends that Anixter Inc. can pay to the Company. The current pricing for borrowings under the agreement has been reduced to LIBOR plus 60 basis points while the facility fee payable on the full amount of credit available under the agreement has been reduced to 15 basis points. The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio similar to the prior agreement.
     Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility matures on June 18, 2009 and is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 125.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, there are standby fees on the unadvanced balance currently equal to 27.5 basis points. At March 30, 2007 and December 29, 2006, $19.0 million (U.S. dollar) was borrowed under the facility and included in long-term debt outstanding.
     Excluding the primary $275.0 million revolving credit facility and the $40.0 million (Canadian dollar) facility at March 30, 2007 and December 29, 2006, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $45.0 million and $42.4 million, respectively.
Senior Notes Due 2015
     Anixter Inc. has $200.0 million of Senior Notes due 2015, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year.
Accounts Receivable Securitization Program
     Anixter Inc.’s accounts receivable securitization program allows it to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter Inc. in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year, therefore, the funding is considered short-term at March 30, 2007. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the first quarter of 2007 and 2006 was approximately $174.4 million and $163.8 million, respectively. The effective rate on the ARC funding was 5.9% and 5.1% in the 13 weeks ended March 30, 2007 and March 31, 2006, respectively.
     As of March 30, 2007 and December 29, 2006, the Company’s short-term debt outstanding was $93.7 million and $212.3 million, respectively. Short-term debt consists primarily of the funding related to the securitization facility as the program is set to expire within one year of March 30, 2007.

ANIXTER INTERNATIONAL INC.
     Consolidated interest expense was $10.9 million and $8.5 million for the 13 weeks ended March 30, 2007 and March 31, 2006, respectively. The increase in interest expense is primarily due to a combination of higher debt levels as a result of acquisitions completed subsequent to the first quarter of 2006 that cost approximately $92.5 million, the working capital requirements associated with strong organic growth and the repurchase of shares completed during the first quarter of 2007. While interest rates on approximately 80% of our borrowings were fixed at the end of the first quarter in 2007, our weighted-average cost of borrowings declined from 5.2% in the first quarter of 2006 to 4.8% in the first quarter of 2007. The Company’s debt-to-total capitalization increased from 45.7% at December 29, 2006 to 52.5% at March 30, 2007.
First Quarter 2007 Results of Operations
Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with its suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
     Sales of $1,328.7 million in the first quarter of 2007 increased $258.2 million from $1,070.5 million in the same period in 2006. The sales increase year-over-year represents an organic rate of 19 percent after adjusting for the IMS and MFU acquisitions, which contributed $33.6 million to first quarter sales, as well as the favorable foreign exchange impact of $25.9 million. This organic growth clearly exceeded the Company’s target of 8 to 12 percent as the Company once again saw very strong customer demand across a broad mix of end markets. The factors driving the Company’s organic growth were consistent with those seen during the past year. In the most recent quarter, the Company again saw strong larger project business, particularly as it relates to data center builds in the enterprise cabling market and energy/natural resources customers within the electrical wire and cable market. At the same time, the Company has continued to experience strong growth in the security and OEM markets.
     The Company’s recent operating results have also been favorably affected by the rise in commodity prices, primarily copper, which are components in some of the products sold. As current inventory purchase costs increase due to higher commodity prices, the Company’s percentage mark-up to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.
     The Company estimates that higher copper prices continued to contribute to its organic growth in the most recent quarter, with market-based copper prices averaging approximately $2.71 per pound during the quarter compared to $2.25 per pound in the year ago first quarter and $3.20 per pound in the fourth quarter of 2006. The Company estimates that the higher copper prices accounted for approximately $35.0 million of our year-on-year quarterly increase in sales within the electrical wire and cable market. Even after excluding the impact of copper prices, the IMS and MFU acquisitions and foreign exchange, the Company was still able to grow company-wide sales by 15 percent over the prior year first quarter. The incremental sales of $35.0 million related to copper added an estimated $4.9 million to operating income in the first quarter. These amounts reflect management’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions.

ANIXTER INTERNATIONAL INC.
Consolidated Results of Operations

	13 Weeks Ended
	March 30,	March 31,	Percent
	2007	2006	Change
	(In millions)
Net sales	$1,328.7	$1,070.5	24.1%
Gross profit	$318.4	$257.2	23.8%
Operating expenses	$228.0	$197.6	15.4%
Operating income	$90.4	$59.6	51.7%
     Net Sales: The Company’s net sales during the first quarter of 2007 increased $258.2 million, or 24.1%, to $1,328.7 million from $1,070.5 million in the same period in 2006. The acquisition of IMS in May 2006 and MFU in October 2006 accounted for $33.6 million of the increase while favorable effects of foreign exchange rates contributed $25.9 million to first quarter sales as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased to $1,269.2 million, or approximately 19%, in the first quarter of 2007 as compared to the prior year. The factors driving the Company’s strong organic growth were consistent with those the Company has seen during the past year. In the most recent quarter, the Company experienced very strong growth in larger project business, particularly as it relates to data center builds in the enterprise cabling market and energy/natural resources customers within its electrical and electronic wire and cable market. At the same time, the Company continues to experience strong growth in security and OEM supply sales. The Company estimates higher copper prices accounted for an estimated $35.0 million of year-on-year increase in sales within the electrical wire and cable market. Excluding the impact of copper prices, acquisitions and favorable foreign exchange effects, the Company’s net sales increased to $1,234.2 million, or approximately 15%, in the 13 weeks ended March 30, 2007 as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins of 24.0% were flat in the first quarter of 2007 compared to the corresponding period in 2006.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 6.8% in the first quarter of 2007 as compared to 5.6% in the first quarter of 2006. Operating expenses increased $30.4 million, or 15.4%, in the first quarter of 2007 from the corresponding period in 2006. The acquisitions of IMS and MFU increased operating expenses by $8.4 million, while changes in foreign exchange rates increased operating expenses by $5.0 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $17.0 million, or 8.6%, primarily due to variable costs associated with higher sales volumes.
     Improved operating margins on higher sales generated an increase in operating income of $30.8 million, or 51.7%, in the 13 weeks ended March 30, 2007 as compared to the corresponding period in 2006. The acquisitions of IMS and MFU accounted for $3.1 million of the increase while favorable foreign exchange added $1.3 million to first quarter of 2007 operating income as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $26.4 million in the 13 weeks ended March 30, 2007 as compared to the same period in 2006. The Company estimates that higher copper prices added $4.9 million to the Company’s electrical and electronic wire and cable operating income in the 13 weeks ended March 30, 2007 as compared to the corresponding period in 2006. Excluding the estimated $4.9 million effect of higher copper prices, along with the acquisitions and favorable foreign exchange rates, the Company’s first quarter of 2007 operating income would have been $81.1 million, which represents operating margins of 6.6%.
     Interest Expense: Consolidated interest expense was $10.9 million in the first quarter of 2007 as compared to $8.5 million in 2006. The average long-term debt balance in the first quarter of 2007 was $916.6 million as compared to $660.6 million in the corresponding period in 2006. With the interest rates on approximately 80% of the Company’s borrowings fixed, the Company’s average cost of borrowings for the first quarter of 2007 declined from 5.2% in the first quarter of 2006 to 4.8% in the first quarter of 2007.

ANIXTER INTERNATIONAL INC.
     Other, net:

	13 Weeks Ended
	March 30,	March 31,
	2007	2006
	(In millions)
Foreign exchange	$(0.1)	$(0.6)
Cash surrender value of life insurance policies	0.5	0.8
Other interest, net	0.4	(0.2)
Other	(0.1)	(0.1)

	$0.7	$(0.1)

     Due to a favorable comparison regarding the Brazilian Real, foreign exchange resulted in a loss of $0.1 million in the first quarter of 2007 as compared to a foreign exchange loss of $0.6 million in the corresponding period in 2006. Other interest, net increased $0.6 million primarily as a result of interest income on certain income tax settlements.
     Income Taxes: The consolidated tax provision increased to $26.6 million in the first quarter of 2007 from $19.7 million in the first quarter of 2006, primarily due to an increase in income before taxes. The effective tax rate for the 13 weeks ended March 30, 2007 is 33.2% inclusive of $3.2 million of net tax benefits primarily related to the settlement of certain income tax audits. Without the favorable impact of the income tax settlements, the effective tax rate for the first quarter of 2007 was 37.1% as compared to the 38.6% effective tax rate for the corresponding period of 2006.
North America Results of Operations

	13 Weeks Ended
	March 30,	March 31,	Percent
	2007	2006	Change
	(In millions)
Net sales	$927.0	$778.8	19.0%
Gross profit	$221.5	$186.0	19.1%
Operating expenses	$150.7	$139.1	8.4%
Operating income	$70.8	$46.9	51.0%
     Net Sales: When compared to the corresponding period in 2006, North America net sales for the 13 weeks ended March 30, 2007 increased 19.0% to $927.0 million, including $12.2 million due to the acquisition of IMS and an estimated $31.4 million due to higher copper prices. Foreign exchange had a negative impact of $1.3 million. Excluding the favorable effects of higher copper prices, the acquisition of IMS and foreign exchange rate changes, North America net sales were $884.7 million in the 13 weeks ended March 30, 2007, which represents an increase of $105.9 million, or approximately 13.6%, over the corresponding quarter in 2006. Sales of enterprise cabling and security solutions in North America increased $77.8 million in the first quarter of 2007, or 20.8%, compared to the corresponding period in the prior year. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Foreign exchange had a negative impact of $0.5 million. North America electrical and electronic wire and cable sales of $308.9 million increased $65.8 million, or 27.0%, due to a combination of increased demand from existing customers, the addition of new customers, the effects of higher copper prices (which added approximately $31.4 million to sales) and the acquisition of IMS (which added approximately $12.2 million to sales). Foreign exchange had a negative impact of $0.8 million. Excluding the effects of copper, foreign exchange and IMS, electrical and electronic wire and cable sales were up approximately 9.5% in the first quarter of 2007 as compared to the corresponding period in 2006. In the OEM supply market, sales increased 6.7%, or $6.8 million, as the Company continues to add new customers as well as expand its relationships with existing customers. Growth in the quarter was impacted by somewhat lower production levels at some of the Company’s major customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 12.4% in the first quarter of 2007 as compared to the first quarter of 2006.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins of 23.9% were flat in the first quarter of 2007 as compared to the same period in 2006.
     Operating Income: Operating expenses increased $11.6 million in the first quarter of 2007 from the corresponding period in 2006. The increase is primarily due to variable costs associated with the increase in sales volume and the addition of IMS expenses of $2.4 million. Foreign exchange rate changes decreased operating expenses by $0.2 million. Due to the sales growth of 19.0%, constant gross margins and better leveraging of the expense structure, operating margins were 7.6% in the first quarter of 2007 as compared to 6.0% in the first quarter of 2006. While strong market conditions and market share gains were the primary drivers of the sales growth and improved profitability, copper prices played a part in the strong first quarter operating results in North America. The Company has estimated higher copper prices in the electrical and electronic wire and cable market had the effect of increasing North America operating income by $5.6 million versus the year ago quarter. Canadian foreign exchange rate changes had a $0.1 million unfavorable impact on first quarter of 2007 operating income, while IMS added $1.2 million to operating income. Excluding the effects of higher copper prices, unfavorable effects of foreign exchange rates and the acquisition of IMS, operating income would have been $64.1 million and operating margins would have been 7.2%.
Europe Results of Operations

	13 Weeks Ended
	March 30,	March 31,	Percent
	2007	2006	Change
	(In millions)
Net sales	$305.1	$219.4	39.0%
Gross profit	$76.8	$55.9	37.2%
Operating expenses	$62.8	$48.5	29.1%
Operating income	$14.0	$7.4	90.5%
     Net Sales: Europe net sales in the first quarter of 2007 increased 39.0% to $305.1 million from $219.4 million in the prior year ago quarter. Excluding MFU sales of $21.4 million and the favorable impact of foreign exchange rates of $26.4 million, Europe’s sales increased $37.9 million, or 17.3%. The strong organic growth reflects a continuation of the improving economic conditions that the Company started to see in the second half of last year, good large project growth, an expanding base of global account projects and continued progress in expanding the geographical presence of our electrical wire and cable business as well as the Company’s mid-eastern market presence. The Company has estimated that higher copper prices during the first quarter of 2007 have increased Europe electrical wire and cable sales by $3.6 million versus the prior period. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in Europe were $253.7 million, which represents an increase of 15.6% in the first quarter of 2007 compared to 2006.
     Gross Margins: Europe’s gross margins decreased to 25.2% in the first quarter of 2007 from 25.5% in the same period in 2006. While year-on-year increases in copper prices added to sales in Europe, the first quarter short-term drop in copper prices reduced gross profit by $0.7 million. This reduced gross margins by 54 basis points.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 4.6% in the first quarter of 2007 compared to 3.4% in 2006. Operating expenses increased $14.3 million, or 29.1%, in the first quarter of 2007 from the prior year ago quarter. The MFU acquisition increased operating expenses by $6.0 million, while changes in exchange rates increased operating expenses by $5.1 million. Excluding the acquisition and the effects from changes in exchange rates, operating expenses increased approximately $3.2 million, or 6.3%, primarily due to variable costs associated with 17.3% organic growth in sales.

ANIXTER INTERNATIONAL INC.
     Improved operating margins on higher sales generated an increase in operating income of $6.6 million, or 90.5% in the first quarter of 2007 compared to the prior corresponding period. The acquisition of MFU increased operating income by $1.9 million, while the favorable effects of foreign exchange rates added $1.3 million to operating income in the first quarter of 2007 compared to the year ago period. Excluding the acquisition of MFU and the favorable effects of foreign exchange rates, operating income increased $3.4 million in the first quarter of 2007 compared to the corresponding period in 2006. Operating income in the quarter was, however, negatively impacted by $0.7 million from copper price changes. The Company was again encouraged by the results in the most recent quarter as well as the near term outlook for its business in Europe. Excluding the effects of higher copper prices, the acquisition of MFU and the favorable effects of foreign exchange, operating income for the first quarter of 2007 would have been $11.5 million, which represents an operating margin of 4.5% and an increase in operating profits of 55.4% versus the first quarter of 2006.
Emerging Markets Results of Operations

	13 Weeks Ended
	March 30,	March 31,	Percent
	2007	2006	Change
	(In millions)
Net sales	$96.6	$72.3	33.6%
Gross profit	$20.1	$15.3	31.1%
Operating expenses	$14.5	$10.0	45.4%
Operating income	$5.6	$5.3	4.1%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2007 increased 33.6% to $96.6 million from $72.3 million in the first quarter of 2006. Excluding the $0.8 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 32.5%. Asia Pacific sales grew 79.0%, while Latin America sales increased 18.8% in the first quarter of 2007 compared to the prior corresponding quarter. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the first quarter of 2007, Emerging Markets’ gross margins decreased to 20.8% from 21.2% in the corresponding period in 2006, primarily due to larger projects at lower margins.
     Operating Income: Emerging Markets operating income increased $0.3 million, or 4.1%, in the first quarter of 2007 compared to the prior year ago quarter. Operating expenses increased $4.5 million, or 45.4%, compared to the first quarter of 2006 and organic sales growth of 32.5%. Results in the first quarter of 2006 were affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses $2.2 million. Excluding the sales tax-related settlement, operating expenses increased $2.3 million, or 18.9% from the first quarter of 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 5.7% from 4.3% (excluding the favorable effect of the sales tax-related settlement of $2.2 million) in 2006. Exchange rate changes had a minimal impact on operating income.
Critical Accounting Policies and New Accounting Pronouncements
     Other than the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), there were no material changes in the Company’s critical accounting policies since the filing of its 2006 Form 10-K. For further information, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements. As discussed in the 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company’s 5.95% senior notes bear interest at fixed rates. Therefore, changes in interest rates do not affect interest expense incurred on the 5.95% senior notes but do affect their fair values. A hypothetical change in interest rates of 10% relative to interest rates at March 30, 2007 and December 29, 2006 would not have a material impact on the fair value of the 5.95% senior notes.
     The Company also has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of our common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $674.1 million at March 30, 2007 from $299.4 million at December 29, 2006 primarily due to the issuance of $300.0 million convertible senior notes. A hypothetical 10% decrease in the price of the Company’s common stock from the price at March 30, 2007 and December 29, 2006 would have reduced the fair value of its then outstanding convertible debt by $67.4 million and $29.9 million, respectively.
     Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure.
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 30, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 30, 2007. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
	Shares Purchased	per Share	Programs	Programs (1)
December 30 — January 26	1,000,000	$52.30	1,000,000
January 27 — February 23	2,000,000	55.20	2,000,000
February 24 — March 30	¯		¯

Total	3,000,000	$54.23	3,000,000	0

(1)	On January 4, 2007, the Company announced a program to repurchase up to 1,000,000 shares of its common stock. The repurchase of these shares was completed in the first fiscal month of 2007. On February 12, 2007, the Company announced its intention to purchase shares in connection with an offering of convertible notes, pursuant to an authorization by its board of directors to purchase up to 2,000,000 shares in connection with the transaction. The repurchase closed on February 16, 2007. Both programs expired upon acquisition of all shares authorized to be repurchased.
ITEM 6. EXHIBITS.
(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
May 4, 2007	By:	/s/ Robert W. Grubbs
Robert W. Grubbs
President and Chief Executive Officer

May 4, 2007	By:	/s/ Dennis J. Letham
Dennis J. Letham
Senior Vice President -- Finance and Chief Financial Officer