Form 10-Q
period 2007-06-29
ANIXTER INTERNATIONAL INC
filed 2007-08-06
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
     Yes ☐        No ☑
     At July 26, 2007, 37,295,585 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	*

Item 6.	Exhibits	28
First Amendment to Credit Facility
Certification
Certification
Certification
Certification
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Net sales	$1,511.5	$1,239.8	$2,840.2	$2,310.3
Cost of operations:
Cost of goods sold	1,148.2	932.7	2,158.5	1,746.0
Operating expenses	245.3	215.0	471.4	411.7
Amortization of intangibles	1.9	1.1	3.8	2.0

Total costs and expenses	1,395.4	1,148.8	2,633.7	2,159.7

Operating income	116.1	91.0	206.5	150.6
Other (expense) income:
Interest expense	(11.1)	(9.0)	(22.0)	(17.5)
Other, net	2.4	(1.5)	3.1	(1.6)

Income before income taxes	107.4	80.5	187.6	131.5
Income tax expense	42.8	31.1	69.4	50.8

Net income	$64.6	$49.4	$118.2	$80.7

Net income per share:
Basic	$1.74	$1.27	$3.16	$2.08
Diluted	$1.53	$1.15	$2.81	$1.89
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2007	2006
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45.1	$50.9
Accounts receivable (less allowances of $23.1 and $20.6 in 2007 and 2006, respectively)	1,171.3	1,016.1
Inventories	1,006.2	904.9
Deferred income taxes	40.5	32.0
Other current assets	22.1	16.4

Total current assets	2,285.2	2,020.3
Property and equipment, at cost	224.2	205.0
Accumulated depreciation	(155.0)	(143.0)

Net property and equipment	69.2	62.0
Goodwill	399.5	364.8
Other assets	161.5	119.1

	$2,915.4	$2,566.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$649.6	$506.8
Accrued expenses	181.2	203.4
Short-term debt	127.0	212.3

Total current liabilities	957.8	922.5
Long-term debt	898.5	597.0
Other liabilities	105.5	84.7

Total liabilities	1,961.8	1,604.2
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 37,186,930 and 39,500,734 shares issued and outstanding in 2007 and 2006, respectively	37.2	39.5
Capital surplus	127.4	113.0
Retained earnings	760.9	803.3
Accumulated other comprehensive income:
Foreign currency translation	41.0	23.4
Pension liability	(17.0)	(19.6)
Unrealized gain on derivatives	4.1	2.4

Total accumulated other comprehensive income	28.1	6.2

Total stockholders’ equity	953.6	962.0

	$2,915.4	$2,566.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks Ended
	June 29,	June 30,
	2007	2006
	(In millions)
Operating activities
Net income	$118.2	$80.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10.7	9.6
Amortization of stock compensation	5.8	5.0
Amortization of intangible assets and deferred financing costs	4.6	2.3
Accretion of zero coupon convertible notes	2.6	2.5
Deferred income taxes	(1.7)	1.0
Excess income tax benefit from employee stock plans	(8.6)	(6.2)
Changes in current assets and liabilities, net	(96.7)	(131.1)
Other, net	0.4	(3.4)

Net cash provided by (used in) operating activities	35.3	(39.6)

Investing activities
Acquisition of businesses	(38.2)	(29.1)
Capital expenditures	(15.4)	(11.5)
Other	0.1	—

Net cash used in investing activities	(53.5)	(40.6)

Financing activities
Repayment of borrowings	(444.5)	(259.8)
Proceeds from borrowings	351.3	323.9
Proceeds from issuance of convertible senior notes	300.0	—
Purchases of common stock for treasury	(162.7)	—
Purchased call option	(88.8)	—
Proceeds from sale of warrant	52.0	—
Excess income tax benefit from employee stock plans	8.6	6.2
Deferred financing costs	(8.1)	—
Proceeds from issuance of common stock	5.7	9.8
Other	(1.1)	(0.8)

Net cash provided by financing activities	12.4	79.3

Decrease in cash and cash equivalents from operations	(5.8)	(0.9)
Cash and cash equivalents at beginning of period	50.9	21.8

Cash and cash equivalents at end of period	$45.1	$20.9

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 29, 2006. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain reclassifications have been made to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     Recently issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The recognition and disclosure provisions of FIN 48 were effective for the Company on December 30, 2006 (the beginning of fiscal 2007 for the Company). Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million has been recorded as a decrease in the opening balance of retained earnings. See Note 4. “Income Taxes” for further discussion of the effect of adopting FIN 48 on the Company’s condensed consolidated financial statements.
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
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2007	2006	2007	2006
Net income	$64.6	$49.4	$118.2	$80.7
Change in cumulative translation adjustment	16.3	10.9	17.6	13.2
Change in pension liability	2.2	—	2.6	—
Change in fair market value of derivatives	1.4	1.3	1.7	2.0

Comprehensive income	$84.5	$61.6	$140.1	$95.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In millions, except per share data)
Basic Income per Share:
Net income	$64.6	$49.4	$118.2	$80.7
Weighted-average common shares outstanding	37.1	39.0	37.4	38.8
Net income per share	$1.74	$1.27	$3.16	$2.08

Diluted Income per Share:
Net income	$64.6	$49.4	$118.2	$80.7
Weighted-average common shares outstanding	37.1	39.0	37.4	38.8
Effect of dilutive securities:
Stock options and units	1.2	1.5	1.3	1.5
Convertible notes due 2033	3.4	2.4	3.1	2.3
Convertible notes due 2013	0.5	—	0.3	—

Weighted-average common shares outstanding	42.2	42.9	42.1	42.6

Net income per share	$1.53	$1.15	$2.81	$1.89
     On February 16, 2007, the Company issued $300.0 million of Convertible Senior Notes due 2013. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share, 0.5 million and 0.3 million additional shares have been included in the diluted weighted-average common shares outstanding for the 13 and 26 weeks ended June 29, 2007, respectively.
     The Convertible Notes due 2033 were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during both the 13 and 26 weeks ended June 29, 2007 and June 30, 2006. As a result of the conversion value exceeding the accreted principal, 3.4 million and 3.1 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding for the 13 and 26 weeks ended June 29, 2007, respectively. In the corresponding periods in 2006, 2.4 million and 2.3 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted average common shares outstanding. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In the 13 weeks ended June 29, 2007 and June 30, 2006, the Company issued 0.4 million and 0.2 million shares, respectively, due to stock option exercises and vesting of stock units. In both the 26 weeks ended June 29, 2007 and June 30, 2006, the Company issued 0.7 million shares due to stock option exercises and vesting of stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
NOTE 4. INCOME TAXES
     The effective tax rate for the 13 weeks ended June 29, 2007 is 39.8%, inclusive of $2.1 million of additional tax provision primarily related to a change in the Company’s projected earnings by tax jurisdiction and the settlement of several tax audits. Without the additional income tax provision, the effective tax rate for the second quarter of 2007 was 37.9% as compared to 38.6% for the corresponding period in 2006. Excluding the additional tax provision, the change in the effective tax rate increased net income $0.8 million, or $0.02 per diluted share, for the 13 weeks ended June 29, 2007 compared to the corresponding period in 2006.
     The effective tax rate for the 26 weeks ended June 29, 2007 is 37.0%, inclusive of $1.7 million of net tax benefits primarily related to the settlement of certain income tax audits. Without the additional income tax benefits, the effective tax rate for the 26 weeks ended June 29, 2007 was 37.9% as compared to 38.6% for the corresponding period in 2006. Excluding the additional net tax benefits, the change in the effective tax rate increased net income $1.3 million, or $0.03 per diluted share, for the 26 weeks ended June 29, 2007 compared to the corresponding period in 2006.
     On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings. At December 30, 2006, the total amount of unrecognized tax benefits was $12.1 million ($11.3 million, if recognized, would affect the effective tax rate). During the 26 weeks ended June 29, 2007, the Company settled certain income tax audits and reversed a net amount of $3.8 million of unrecognized tax benefits that existed at December 30, 2006. The Company estimates that the June 29, 2007 unrecognized tax benefit balance of $8.3 million ($7.5 million, if recognized, would affect the effective tax rate) will not change significantly within the next twelve months.
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
     During the 13 and 26 weeks ended June 29, 2007, interest and penalties related to taxes were $0.1 million and $0.3 million, respectively. During the 13 and 26 weeks ended June 30, 2006, interest and penalties related to taxes were $0.2 million and $0.4 million, respectively. Interest and penalties are reflected in the “Other, net” line in the condensed consolidated statement of operations. Included in the unrecognized tax benefit balance of $8.3 million and $12.1 million at June 29, 2007 and December 30, 2006, respectively, are accruals of $2.5 million and $2.7 million, respectively, for the payment of interest and penalties.
NOTE 5. DEBT
     At June 29, 2007, the Company’s total debt outstanding was $1,025.5 million as compared to $809.3 million at December 29, 2006. The Company’s weighted-average cost of borrowings was 4.2% and 5.3% for the 13 weeks ended June 29, 2007 and June 30, 2006, respectively, and 4.5% and 5.2% for the 26 weeks ended June 29, 2007 and June 30, 2006, respectively.
     On April 20, 2007, the Company’s primary operating subsidiary, Anixter Inc., entered into an amended and restated senior unsecured revolving credit agreement. As amended and restated, the revolving credit agreement will allow for borrowings of up to $350.0 million (or the equivalent in Euros) for a 5-year period ending April 2012. The key changes to the terms and conditions of the agreement include the elimination of limitations on foreign acquisitions, elimination of the minimum net worth requirements and elimination of the restriction on the amount of dividends that Anixter Inc. can pay to the Company. The current pricing for borrowings under the agreement has been reduced to LIBOR plus 60 basis points and the facility fee payable on the full amount of the agreement has been reduced to 15 basis points. The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio similar to the prior agreement.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). The Notes due 2013 were originally sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issueable upon conversion of the Notes due 2013 for resale by certain selling security holders.
     The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 are convertible, under certain circumstances (as described below), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock.
     Net proceeds from this offering were approximately $292.6 million after deducting discounts, commissions and estimated expenses. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares of common stock at a cost of $55.20 per share with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
     The Company paid $88.8 million ($54.9 million net of tax) for a call option that will cover 4,725,900 shares of its common stock, subject to customary anti-dilution adjustments. The purchased call option has an exercise price that is 15% higher than the closing price of $55.20 per share of the Company’s common stock at issuance (or $63.48).
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
Conversion Based on Common Stock Price
     Holders may convert during any fiscal quarter beginning after March 30, 2007, and only during such fiscal quarter, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, or $82.52. The conversion price per share is equal to $1,000 divided by the then applicable conversion rate (currently 15.753 shares per $1,000 principal amount).
Conversion Based on Trading Price of Notes
     Holders may convert during the five business day period after any period of five consecutive trading days in which the trading price per $1,000 principal amount of Notes due 2013 for each trading day of that period was less than 98% of the product of the closing price of the Company’s common stock for each trading day of that period and the then applicable conversion rate.

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
holders may surrender their Notes due 2013 for conversion at any time until the earlier of the close of business on the business day prior to the ex-dividend date or the Company’s announcement that such distribution will not take place.
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
Conversion at Maturity
     Holders may surrender their Notes due 2013 for conversion at any time beginning on January 15, 2013 and ending at the close of business on the business day immediately preceding the maturity date.
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
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006	2007	2006
			(In millions)
Service cost	$1.3	$1.6	$1.5	$1.5	$2.8	$3.1
Interest cost	2.2	2.0	2.3	3.2	4.5	5.2
Expected return on plan assets	(2.6)	(2.2)	(2.5)	(3.2)	(5.1)	(5.4)
Net amortization	(0.1)	0.4	0.1	0.1	—	0.5

Net periodic cost	$0.8	$1.8	$1.4	$1.6	$2.2	$3.4

	26 Weeks Ended
	Domestic		Foreign		Total
	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006	2007	2006
			(In millions)
Service cost	$2.8	$3.2	$2.8	$2.8	$5.6	$6.0
Interest cost	4.5	4.1	4.6	5.0	9.1	9.1
Expected return on plan assets	(5.3)	(4.4)	(4.9)	(5.0)	(10.2)	(9.4)
Net amortization	0.3	0.8	0.2	0.4	0.5	1.2

Net periodic cost	$2.3	$3.7	$2.7	$3.2	$5.0	$6.9

NOTE 7. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. At December 29, 2006, certain debt agreements entered into by Anixter Inc. contained various restrictions on payments to the Company. Such restrictions did not have an adverse impact on the Company’s ability to meet its cash obligations. In April of 2007, the restriction on the amount of dividends that Anixter Inc. can pay to the Company was eliminated in connection with amending and restating certain debt agreements. The following summarizes the financial information for Anixter Inc.:

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
(In millions)	2007	2006
	(Unaudited)
Assets:
Current assets	$2,305.1	$2,024.4
Property, net	69.2	62.0
Goodwill	399.5	364.8
Other assets	139.6	133.8

	$2,913.4	$2,585.0

Liabilities and Stockholders’ Equity:
Current liabilities	$959.2	$919.7
Subordinated notes payable to parent	180.5	22.0
Long-term debt	437.1	438.2
Other liabilities	126.0	104.8
Stockholders’ equity	1,210.6	1,100.3

	$2,913.4	$2,585.0

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2007	2006	2007	2006
Net sales	$1,511.5	$1,239.8	$2,840.2	$2,310.3
Operating income	$117.4	$92.2	$208.9	$153.1
Income before income taxes	$107.6	$81.7	$188.9	$134.4
Net income	$64.9	$49.8	$119.5	$82.0
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
Share Repurchase
     In the first quarter of 2007, the Company repurchased 3 million shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013. No shares were repurchased during the 26 weeks ended June 29, 2006.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
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
Stock-Based Compensation
     The Company granted 157,026 and 232,346 stock units to employees during the 26 weeks ending June 29, 2007 and June 30, 2006, respectively, with a grant-date fair value of $60.95 and $46.29 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. During the 13 and 26 weeks ended June 29, 2007, compensation expense associated with the stock units was $2.2 million and $4.4 million, respectively. During the 13 and 26 weeks ended June 30, 2006, compensation expense associated with the stock units was $2.2 million and $4.1 million, respectively.
     The Company’s Director Stock Unit Plan is used to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly. The Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of these units are deferred until a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 and 26 weeks ended June 29, 2007 and June 30, 2006, respectively. The aggregate value at grant date was $0.3 million in the 13 weeks ended June 29, 2007 and June 30, 2006. The aggregate value at grant date was $0.7 million in the 26 week period ending June 29, 2007 and June 30, 2006. Compensation expense associated with the director stock units was $0.4 million and $0.3 million for the 13 weeks ended June 29, 2007 and June 30, 2006, respectively. During the 26 weeks ended June 29, 2007 and June 30, 2006, compensation expense associated with the director stock units was $0.8 million and $0.7 million, respectively.
     During the 26 weeks ending June 29, 2007 and June 30, 2006, the Company granted 158,283 and 168,000 stock options to employees and began amortizing the grant-date fair market value of approximately $4.4 million and $3.5 million, respectively, over either a four-year or six-year vesting period representing the requisite service period. The weighted-average fair value of the 2007 stock option grant was $27.53 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.5%; and an average expected life of 7 years. Total compensation expense associated with the option grants was $0.4 million and $0.6 million for the 13 and 26 weeks ended June 29, 2007, respectively. Total compensation expense for the corresponding periods ending June 30, 2006 was $0.2 million and $0.8 million, respectively.
     At June 29, 2007, the Company had 1.5 million shares reserved from the 2006 stock incentive plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

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
     Segment information for the 13 and 26 weeks ended June 29, 2007 and June 30, 2006 was as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2007	2006	2007	2006
Net sales:
United States	$907.1	$776.9	$1,702.7	$1,445.2
Canada	164.3	145.8	295.7	256.3

North America	1,071.4	922.7	1,998.4	1,701.5
Europe	326.2	240.7	631.3	460.1
Emerging Markets	113.9	76.4	210.5	148.7

	$1,511.5	$1,239.8	$2,840.2	$2,310.3

Operating income:
United States	$74.0	$57.6	$132.7	$95.5
Canada	18.4	18.7	30.5	27.7

North America	92.4	76.3	163.2	123.2
Europe	15.0	10.5	29.0	17.9
Emerging Markets	8.7	4.2	14.3	9.5

	$116.1	$91.0	$206.5	$150.6

	June 29,	December 29,
	2007	2006
Total assets:
United States	$1,608.8	$1,487.4
Canada	250.9	218.1

North America	1,859.7	1,705.5
Europe	828.6	669.9
Emerging Markets	227.1	190.8

	$2,915.4	$2,566.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 26 weeks ended June 29, 2007:

	December 29,	Acquisition		June 29,
	2006	Related	Other	2007
	(In millions)
United States	$260.6	$6.1	$—	$266.7
Canada	14.3	—	1.3	15.6

North America	274.9	6.1	1.3	282.3
Europe	82.8	25.1	1.7	109.6
Emerging Markets	7.1	—	0.5	7.6

	$364.8	$31.2	$3.5	$399.5

NOTE 10. SUBSEQUENT EVENT
     In July 2007, the Company amended its $40.0 million (Canadian dollar) unsecured revolving credit facility. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012.

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
Acquisition of Businesses
     In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”) a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), a France-based aerospace fastener distributor. The Company paid approximately $35.1 million for these businesses and assumed debt of $6.6 million. These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. As a result of these acquisitions, sales and operating income were favorably affected in the second quarter of 2007 by $8.3 million and $0.7 million, respectively, as compared to the corresponding period in the prior year. Had these acquisitions occurred at the beginning of the year, the impact on the Company’s operating results would not have been significant.
     In May and October of 2006, respectively, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., and MFU Holding S.p.A. (“MFU”), a fastener distributor based in Italy. The Company also acquired a small company in Eastern Europe during 2006. The Company paid approximately $93.6 million for these businesses ($90.5 million in 2006 and additional payments of $3.1 million in 2007) and assumed debt of $5.8 million. These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. As a result of these acquisitions, sales and operating income were favorably affected in the second quarter of 2007 by $31.4 million and $3.2 million, respectively, as compared to the corresponding period in the prior year. Sales and operating income were favorably affected during the 26 weeks ended June 29, 2007 by $65.0 million and $6.3 million, respectively, as compared to the corresponding period in the prior year. Had these acquisitions occurred at the beginning of 2006, the impact on the Company’s operating results would not have been significant.
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

ANIXTER INTERNATIONAL INC.
Cash Flow
     Consolidated net cash provided by operating activities was $35.3 million in the 26 weeks ended June 29, 2007 compared to cash used in operating activities of $39.6 million in the same period in 2006. The increase in cash provided by operating activities was primarily related to changes in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities). In the 26 weeks ended June 29, 2007, working capital changes represented a use of operating cash of $96.7 million as compared to $131.1 million in the same period in 2006. Net income also contributed to the increase in cash provided by operating activities. Net income increased $37.5 million in the 26 weeks ended June 29, 2007 as compared to the corresponding period in 2006.
     Consolidated net cash used in investing activities was $53.5 million in the 26 weeks ended June 29, 2007 compared to $40.6 million in the corresponding period in 2006. The Company spent $35.1 million in the first half of 2007 to acquire TSS and Eurofast and made additional payments of $3.1 million for IMS and MFU. In the prior corresponding period of 2006, the Company spent $29.1 million to acquire IMS and a small business in Eastern Europe. Capital expenditures increased $3.9 million in the 26 weeks ended June 29, 2007 compared to the same period in 2006. Capital expenditures are expected to be approximately $39 million in 2007 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.
     Consolidated net cash provided by financing activities was $12.4 million in the 26 weeks ended June 29, 2007 compared to $79.3 million in the corresponding period in 2006. In the 26 weeks ended June 29, 2007, the Company issued $300.0 million of 1% convertible senior notes due 2013 and amended its revolving credit facility. Issuance costs related to the senior notes due 2013 and amended revolving credit facility were $7.4 million and $0.7 million, respectively. The net proceeds of $292.6 million from the issuance of the $300.0 million senior notes were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the convertible senior notes. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. In the 26 weeks ended June 29, 2007, the Company decreased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $93.2 million compared to an increase of $64.1 million in the corresponding period in 2006. Proceeds from the issuance of common stock relating to the exercise of stock options were $5.7 million in the 26 weeks ended June 29, 2007 compared to $9.8 million in the corresponding period in 2006. The 26 weeks ended June 29, 2007 and June 30, 2006 include $8.6 million and $6.2 million, respectively, of cash provided from the income tax benefit associated with employee stock plans.
Financings
Convertible Notes
     On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum and will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of the Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 will be convertible, under certain circumstances, into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock.
     Net proceeds from this offering were approximately $292.6 million after deducting discounts, commissions and estimated expenses. Concurrently with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares at a cost of $55.20 per share with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including

ANIXTER INTERNATIONAL INC.
reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
     The Company’s Convertible Notes due 2033 (the “Notes due 2033”) have an aggregate principal amount at maturity of $378.1 million. Based on the Company’s stock price at the end of the second quarter of 2007, the Notes due 2033 were convertible. The conversion of the Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 at the accreted principal amount on July 7, 2009.
     Although the Notes due 2033 were convertible at the end of the second quarter of 2007, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at June 29, 2007. The book value of the Notes due 2033 was $161.4 million and $158.8 million at June 29, 2007 and December 29, 2006, respectively.
     The Notes due 2013 and 2033 are structurally subordinated to the indebtedness of Anixter Inc. For further information regarding the convertible notes, see Note 3. “Income Per Share” and Note 5. “Debt” in the notes to the condensed consolidated financial statements.
Revolving Lines of Credit
     On April 20, 2007, Anixter Inc., the Company’s primary operating subsidiary, entered into an amended and restated senior unsecured revolving credit agreement. As amended and restated, the revolving credit agreement will allow for borrowings of up to $350.0 million (or the equivalent in Euros) for a 5-year period ending April 2012. The new facility replaced the $275.0 million agreement that was set to expire in June of 2009. The key changes to the terms and conditions of the agreement include the elimination of limitations on foreign acquisitions, elimination of the minimum net worth requirements and elimination of the restriction on the amount of dividends that Anixter Inc. can pay to the Company. The current pricing for borrowings under the agreement has been reduced to LIBOR plus 60 basis points while the facility fee payable on the full amount of credit available under the agreement has been reduced to 15 basis points. The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio similar to the prior agreement. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of June 29, 2007, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. At June 29, 2007, long-term borrowings under the new facility were $174.4 million as compared to $176.8 million of outstanding long-term borrowings at December 29, 2006 under the former facility. Facility fees totaled $0.4 million in both the 26 weeks ended June 29, 2007 and June 30, 2006 and were included in interest expense in the condensed consolidated results of operations.
     Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility in place on June 29, 2007 was scheduled to mature on June 18, 2009 and was used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement was the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 125.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 27.5 basis points). The borrowing rate for U.S. dollar advances was the base rate plus the applicable margin. In addition, there were standby fees on the unadvanced balance currently equal to 27.5 basis points. At June 29, 2007 and December 29, 2006, $22.0 million and $19.0 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding. In July 2007, the Company amended this facility. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012. For further information, see Note 10. “Subsequent Event” in the notes to the condensed consolidated financial statements.
     Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at June 29, 2007 and December 29, 2006, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $40.7 million and $42.4 million, respectively.

ANIXTER INTERNATIONAL INC.
Senior Notes Due 2015
     Anixter Inc. has $200.0 million of Senior Notes due 2015, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year.
Accounts Receivable Securitization Program
     Anixter Inc.’s accounts receivable securitization program allows it to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter Inc. in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year, therefore, the funding is considered short-term at June 29, 2007. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during the first half of 2007 and 2006 was approximately $138.8 million and $156.5 million, respectively. The effective rate on the ARC funding was 6.0% and 5.4% in the first half of 2007 and 2006, respectively.
Short-term Borrowings
     As of June 29, 2007 and December 29, 2006, the Company’s short-term debt outstanding was $127.0 million and $212.3 million, respectively. Short-term debt consists primarily of the funding related to the securitization facility as the program is set to expire within one year of June 29, 2007.
Interest Expense
     Consolidated interest expense was $11.1 million and $9.0 million in the 13 weeks ended June 29, 2007 and June 30, 2006, respectively, and $22.0 million and $17.5 million in the first half of 2007 and 2006, respectively. The increase in interest expense is primarily due to a combination of higher debt levels as a result of a series of recent acquisitions, the working capital requirements associated with strong organic growth and the repurchase of shares completed during the first quarter of 2007. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. While interest rates on approximately 78% of the Company’s borrowings were fixed at the end of the second quarter in 2007, its weighted-average cost of borrowings declined to 4.2% in the second quarter of 2007 from 5.3% in the same period in 2006. The Company’s debt-to-total capitalization increased from 45.7% at December 29, 2006 to 51.8% at June 29, 2007.
Second Quarter 2007 Results of Operations
Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

ANIXTER INTERNATIONAL INC.
     Sales of $1,511.5 million in the second quarter of 2007 increased $271.7 million from $1,239.8 million in the same period in 2006. The sales increase year-over-year represents an organic growth rate of 16.5% after adjusting for a series of acquisitions completed in the last year, which contributed $39.7 million to second quarter sales, as well as the favorable foreign exchange impact of $27.0 million. This organic growth clearly exceeded the Company’s target of 8 to 12 percent as the Company once again saw very strong customer demand across a broad mix of end markets. The factors driving the Company’s organic growth were consistent with those seen during the past year. In the most recent quarter, the Company again saw strong larger project business, particularly as it relates to data center builds in the enterprise cabling market and energy/natural resources customers within the electrical wire & cable market. At the same time, the Company has continued to experience strong growth in the security and OEM markets.
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
Consolidated Results of Operations

	13 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$1,511.5	$1,239.8	21.9%
Gross profit	$363.3	$307.1	18.3%
Operating expenses	$247.2	$216.1	14.4%
Operating income	$116.1	$91.0	27.7%
     Net Sales: The Company’s net sales during the second quarter of 2007 increased $271.7 million, or 21.9%, to $1,511.5 million from $1,239.8 million in the same period in 2006. A series of recently completed acquisitions accounted for $39.7 million of the increase while favorable effects of foreign exchange rates contributed $27.0 million to second quarter sales as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $205.0 million, or approximately 16.5%, in the second quarter of 2007 as compared to the prior year. The factors driving the Company’s strong organic growth were consistent with those the Company has seen during the past year. In the most recent quarter, the Company experienced very strong growth in larger project business, as it relates to data center builds in the enterprise cabling market and particularly within the energy/natural resources customers in the electrical and electronic wire and cable market. At the same time, the Company continues to experience strong growth in security and OEM supply sales. Copper prices had only a marginal impact (just over 1%) on the Company’s organic growth in the most recent quarter as year-on-year price fluctuations stabilized. The Company estimates higher copper prices accounted for approximately $15.9 million of the year-on-year increase in sales within the electrical wire and cable market.
     Gross Margins: Gross margins decreased in the second quarter of 2007 to 24.0% compared to 24.8% in the corresponding period in 2006 due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 7.7% in the second quarter of 2007 as compared to 7.3% in the second quarter of 2006. Operating expenses increased $31.1 million, or 14.4%, in the second quarter of 2007 from the corresponding period in 2006. A series of recently completed acquisitions have increased operating expenses by $10.1 million, while changes in foreign exchange rates increased operating expenses by $5.1 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $15.9 million, or 7.4%, primarily due to variable costs associated with the 16.5% organic growth in sales. Included in the current quarter operating expenses is $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff. Overall, operating expenses remain well controlled relative to sales growth and, as a result, the Company is generating improved operating leverage.

ANIXTER INTERNATIONAL INC.
     Improved operating margins on higher sales generated an increase in operating income of $25.1 million, or 27.7%, in the 13 weeks ended June 29, 2007 as compared to the corresponding period in 2006. Recent acquisitions accounted for $3.9 million of the increase while favorable foreign exchange added $1.5 million to operating income in the second quarter of 2007 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $19.7 million in the 13 weeks ended June 29, 2007 as compared to the same period in 2006. The year ago quarter benefited from a sharp increase in copper prices between the first and second quarter of 2006. The sharp increase in copper prices of approximately 51% resulted in gains of $6.0 million as lower cost inventory acquired in the first quarter of 2006 was sold in the second quarter of 2006. In 2007, spot market copper prices increased approximately 28% from the first quarter to the second quarter. As a result, the Company recorded some gain in the second quarter of 2007 from the sell through of lower cost inventory acquired in the previous first quarter. However, the inventory gain in the second quarter of 2007 was lower than the gain in the corresponding period in 2006. Therefore, although sales benefited from the year-on-year change in copper prices, margins declined from the second quarter of 2006 which resulted in a $2.4 million reduction in operating income in the second quarter of 2007 as compared to the same period in 2006.
     Interest Expense: Consolidated interest expense was $11.1 million in the second quarter of 2007 as compared to $9.0 million in 2006. The average long-term debt balance in the second quarter of 2007 was $1,041.9 million as compared to $679.2 million in the corresponding period in 2006. The increase was driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 7.6% of the Company’s outstanding shares during the first quarter of 2007 and recently completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 78% of the Company’s borrowings fixed, its average cost of borrowings were 4.2% in the second quarter of 2007 as compared to 5.3% in the corresponding period of the prior year.
     Other, net:

	13 Weeks Ended
	June 29,	June 30,
	2007	2006
	(In millions)
Foreign exchange	$1.7	$(1.1)
Cash surrender value of life insurance policies	0.6	(0.2)
Other	0.1	(0.2)

	$2.4	$(1.5)

     Due to the strengthening of the Canadian dollar, Brazilian real and Colombian peso, these changes in foreign exchange rates resulted in a gain of $1.7 million in the second quarter of 2007 as compared to a foreign exchange loss of $1.1 million in the corresponding period in 2006.
     Income Taxes: The consolidated tax provision increased to $42.8 million in the second quarter of 2007 from $31.1 million in the second quarter of 2006, primarily due to an increase in income before taxes. The effective tax rate for the 13 weeks ended June 29, 2007 is 39.8% inclusive of $2.1 million of additional tax provision primarily related to a change in the Company’s projected earnings by tax jurisdiction and the settlement of several tax audits. Without the additional income tax provision, the effective tax rate for the second quarter of 2007 was 37.9% as compared to the 38.6% effective tax rate for the corresponding period of 2006.

ANIXTER INTERNATIONAL INC.
North America Results of Operations

	13 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$1,071.4	$922.7	16.1%
Gross profit	$253.7	$228.5	11.0%
Operating expenses	$161.3	$152.2	6.0%
Operating income	$92.4	$76.3	21.0%
     Net Sales: When compared to the corresponding period in 2006, North America net sales for the 13 weeks ended June 29, 2007 increased 16.1% to $1,071.4 million, including approximately $7.9 million due to the acquisition of IMS and $2.8 million due to favorable foreign exchange rate changes. Excluding the acquisition of IMS and the favorable effects of foreign exchange rate changes, North America net sales were $1,060.7 million in the 13 weeks ended June 29, 2007, which represents an increase of $138.0 million, or approximately 14.9%, over the corresponding quarter in 2006. Sales of enterprise cabling and security solutions in North America increased $63.5 million in the second quarter of 2007, or 14.0%, compared to the corresponding period in the prior year. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $0.9 million of the sales growth versus the prior year quarter. North America electrical and electronic wire and cable sales of $368.7 million increased $66.1 million, or 21.9%, due to a combination of increased demand, especially with larger projects from both new and existing customers, the effects of higher copper prices (which added approximately $13.2 million to sales) and the acquisition of IMS (which added approximately $7.9 million to sales). Foreign exchange rates on Canadian sales accounted for $1.9 million of the year-on-year sales growth. Excluding the effects of copper, the acquisition of IMS and foreign exchange, electrical and electronic wire and cable sales were up approximately 14.2% in the second quarter of 2007 as compared to the corresponding period in 2006. In the OEM supply market, sales increased 13.3%, or $14.1 million, with strong sales growth to aerospace and defense customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 4.8% in the second quarter of 2007 as compared to the second quarter of 2006.
     Gross Margins: Gross margins decreased to 23.7% in the second quarter of 2007 from 24.8% for the same period in 2006 due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.
     Operating Income: As a result of the sales growth of 16.1% and better leveraging of the expense structure, operating margins were 8.6% in the second quarter of 2007 as compared to 8.3% in the second quarter of 2006. Operating expenses increased $9.1 million, or 6.0%, in the second quarter of 2007 from the corresponding period in 2006. The acquisition of IMS increased operating expenses by $1.5 million, while foreign exchange rate changes increased operating expenses by $0.4 million. Excluding IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $7.2 million, or 4.8%, primarily due to variable costs associated with the 14.9% organic growth in sales.
     Improved operating margins on higher sales generated an increase in operating income of $16.1 million, or 21.0%, in the 13 weeks ended June 29, 2007 as compared to the corresponding period in 2006. The IMS acquisition accounted for $0.8 million of the increase while favorable foreign exchange rate changes added $0.4 million to operating income in the second quarter of 2007 as compared to the year ago period. Excluding IMS and the favorable effects of foreign exchange rates, operating income increased $14.9 million in the 13 weeks ended June 29, 2007 as compared to the same period in 2006. As previously discussed, the year ago quarter benefited from a sharp increase in copper prices between the first and second quarter of 2006. The sharp increase in copper prices of approximately 51% resulted in gains as lower cost inventory acquired in the first quarter of 2006 was sold in the second quarter of 2006. In 2007, spot market copper prices increased approximately 28% from the first to second quarter. As a result, the Company recorded a gain in the second quarter of 2007 from the sell-through of lower cost inventory acquired in the previous first quarter of 2007. However, the inventory gain in the second quarter of 2007 was lower than the gain in the corresponding period in 2006.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$326.2	$240.7	35.6%
Gross profit	$85.2	$61.8	38.1%
Operating expenses	$70.2	$51.3	37.0%
Operating income	$15.0	$10.5	43.4%
     Net Sales: When compared to the corresponding period in 2006, Europe net sales for the 13 weeks ended June 29, 2007 increased 35.6% to $326.2 million, including $31.8 million due to recent acquisitions and $21.2 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $273.2 million in the 13 weeks ended June 29, 2007, which represents an increase of $32.5 million, or approximately 13.5%, over the corresponding quarter in 2006. This strong organic growth reflects a continuation of improving economic conditions since the second half of 2006, solid large project growth, especially in the electrical wire and cable market, an expanding base of global account projects, continued progress in expanding the geographical scope of the electrical wire and cable business and strong growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $61.7 million in the second quarter of 2007 as compared to $37.0 million in the year ago quarter. Exclusive of $4.4 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 55.1% higher than the year ago quarter.
     Gross Margins: Gross margins increased to 26.1% in the second quarter of 2007 from 25.7% for the same period in 2006. The increase in margins is attributable to changes in the sales mix between end markets.
     Operating Income: As a result of the sales growth of 35.6% and better leveraging of the expense structure, operating margins were 4.6% in the second quarter of 2007 as compared to 4.3% in the second quarter of 2006. This improvement in operating margins reflects the operating leverage the Company gained as a result of strong organic sales growth and acquisitions. Operating expenses increased $18.9 million, or 37.0%, in the second quarter of 2007 from the corresponding period in 2006. Recent acquisitions increased operating expenses by $8.6 million, while foreign exchange rate changes increased operating expenses by $4.3 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $6.0 million, or 11.7%, primarily due to variable costs associated with the 13.5% organic growth in sales. Included in the current quarter operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff. Overall, operating expenses remain well controlled relative to sales growth and, as a result, Europe is generating improved operating leverage.
     Improved operating margins on higher sales generated an increase in operating income of $4.5 million, or 43.4%, in the 13 weeks ended June 29, 2007 as compared to the corresponding period in 2006. The recent acquisitions accounted for $3.1 million of the increase while favorable foreign exchange rate changes added $0.9 million to operating income in the second quarter of 2007 as compared to the year ago period. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $0.5 million in the 13 weeks ended June 29, 2007 as compared to the same period in 2006. Operating income in the quarter was, however, negatively impacted by the $3.5 million of expenses incurred in conjunction with the consolidation of certain facilities and reductions in staff. These expenses, which will result in a favorable effect on future earnings through lower operating costs, reduced operating margins by approximately 100 basis points in the current quarter.

ANIXTER INTERNATIONAL INC.
Emerging Markets Results of Operations

	13 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$113.9	$76.4	49.0%
Gross profit	$24.4	$16.8	45.0%
Operating expenses	$15.7	$12.6	23.7%
Operating income	$8.7	$4.2	108.9%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2007 increased 49.0% to $113.9 million from $76.4 million in the second quarter of 2006. Excluding the $3.0 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 45.0%. Asia Pacific sales grew 83.9%, while Latin America sales increased 35.4% in the second quarter of 2007 compared to the prior corresponding quarter. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the second quarter of 2007, Emerging Markets’ gross margins decreased to 21.4% from 22.0% in the corresponding period in 2006, primarily due to larger projects at lower margins.
     Operating Income: Emerging Markets operating income increased $4.5 million, or 108.9%, in the second quarter of 2007 compared to the prior year ago quarter. Operating expenses increased $3.1 million (inclusive of $0.4 million due to changes in foreign exchange rates) in the second quarter of 2007, or 23.7%, compared to organic sales growth of 45.0% over the prior period in 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 7.7% from 5.5% in 2006. Exchange rate changes had $0.2 million favorable impact on operating income.
Year-to-Date 2007 Results of Operations
Overview
     In the 26 weeks ended June 29, 2007, sales increased 22.9% and produced net income of $118.2 million as compared to $80.7 million in the corresponding period in 2006. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of a series of recently completed acquisitions, combined unit growth, commodity-driven price increases (primarily copper) and exchange rate changes related to the weaker U.S. dollar.
     The Company estimates that higher copper prices added $50.9 million to its electrical and electronic wire and cable sales and $2.5 million to operating income in the 26 weeks ended June 29, 2007. These amounts reflect the Company’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. For further information on the effect copper prices may have on the Company’s future results of operations, see the “Second Quarter 2007 Results of Operations.”
     As a result of strong sales growth and the Company’s ability to further leverage its operating expense structure, operating margins increased 80 basis points to 7.3% in the 26 weeks ended June 29, 2007 as compared to 6.5% in the corresponding period in 2006.

ANIXTER INTERNATIONAL INC.
Consolidated Results of Operations

	26 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$2,840.2	$2,310.3	22.9%
Gross profit	$681.7	$564.3	20.8%
Operating expenses	$475.2	$413.7	14.9%
Operating income	$206.5	$150.6	37.2%
     Net Sales: The Company’s net sales during the first half of 2007 increased $529.9 million, or 22.9%, to $2,840.2 million from $2,310.3 million in the same period in 2006. A series of recently-completed acquisitions accounted for $73.3 million of the increase while favorable effects of foreign exchange rates contributed $52.9 million to sales in the 26 weeks ended June 29, 2007 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $403.7 million, or approximately 17.5%, in the 26 weeks ended June 29, 2007 as compared to the prior year. The factors driving the Company’s strong organic growth were consistent with those the Company has seen during the past year. In the 26 weeks ended June 29, 2007 the Company experienced very strong growth in larger project business, as it relates to data center builds in the enterprise cabling market and particularly within the energy/natural resources customers in the electrical and electronic wire and cable market. At the same time, the Company continues to experience strong growth in security and OEM supply sales. The Company estimates higher copper prices accounted for approximately $50.9 million of year-on-year increase in sales within the electrical wire and cable market. Copper prices increased the organic growth rate by 2.2%.
     Gross Margins: Gross margins decreased in the 26 weeks ended June 29, 2007 to 24.0% compared to 24.4% in the corresponding period in 2006 due to the higher mix of large projects.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 7.3% in the 26 weeks ended June 29, 2007 as compared to 6.5% in the same period in 2006. Operating expenses increased $61.5 million, or 14.9%, in the 26 weeks ended June 29, 2007 from the corresponding period in 2006. A series of recently-completed acquisitions have increased operating expenses by $18.5 million, while changes in foreign exchange rates increased operating expenses by $10.1 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $32.9 million, or 8.0%, primarily due to variable costs associated with the 17.5% organic growth in sales. Included in the operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff. Overall, operating expenses remain well controlled relative to sales growth and, as a result, the Company is generating improved operating leverage.
     Improved operating margins on higher sales generated an increase in operating income of $55.9 million, or 37.2%, in the 26 weeks ended June 29, 2007 as compared to the corresponding period in 2006. Recent acquisitions accounted for $7.0 million of the increase while favorable foreign exchange added $2.8 million to operating income in the 26 weeks ended June 29, 2007 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $46.1 million in the 26 weeks ended June 29, 2007 as compared to the same period in 2006. Included in the $46.1 million increase in operating income is an estimated $2.5 million due to higher copper prices in the first half of 2007 as compared to the corresponding period in 2006.
     Interest Expense: Consolidated interest expense was $22.0 million for the first half of 2007 as compared to $17.5 million in 2006. The average long-term debt balance in the 26 weeks ended June 29, 2007 was $979.2 million as compared to $669.9 million in the corresponding period in 2006. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 7.6% of the Company’s outstanding shares during the first quarter of 2007 and a series of recently-completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 78% of the Company’s borrowings fixed, its average cost of borrowings were 4.5% in the 26 weeks ended June 29, 2007 as compared to 5.2% in the corresponding period of the prior year.

ANIXTER INTERNATIONAL INC.
     Other, net expense:

	26 Weeks Ended
	June 29,	June 30,
	2007	2006
	(In millions)
Foreign exchange	$1.6	$(1.7)
Cash surrender value of life insurance policies	1.3	0.6
Other	0.2	(0.5)

	$3.1	$(1.6)

     Primarily due to the strengthening of the Canadian dollar, Brazilian real and Colombian peso, these changes in foreign exchange rates resulted in a gain of $1.6 million in the 26 weeks ended June 29, 2007 as compared to a foreign exchange loss of $1.7 million in the corresponding period in 2006.
     Income Taxes: The consolidated tax provision increased to $69.4 million in the 26 weeks ended June 29, 2007 from $50.8 million in the same period in 2006, primarily due to an increase in income before taxes. The effective tax rate for the 26 weeks ended June 29, 2007 is 37.0% inclusive of $1.7 million of net tax benefits primarily related to the settlement of certain income tax audits. Without the net tax benefits, the effective tax rate for the 26 weeks ended June 29, 2007 was 37.9% as compared to the 38.6% effective tax rate for the corresponding period of 2006.
North America Results of Operations

	26 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$1,998.4	$1,701.5	17.4%
Gross profit	$475.2	$414.5	14.7%
Operating expenses	$312.0	$291.3	7.2%
Operating income	$163.2	$123.2	32.4%
     Net Sales: When compared to the corresponding period in 2006, North America net sales for the 26 weeks ended June 29, 2007 increased 17.4% to $1,998.4 million, including $20.1 million due to the acquisition of IMS and $1.5 million due to favorable foreign exchange rate changes. Excluding the acquisition of IMS and the favorable effects of foreign exchange rate changes, North America net sales were $1,976.8 million in the 26 weeks ended June 29, 2007, which represents an increase of $275.3 million, or approximately 16.2%, over the corresponding period in 2006. Sales of enterprise cabling and security solutions in North America increased $141.3 million in the 26 weeks ended June 29, 2007, or 17.1%, compared to the corresponding period in the prior year. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $0.4 million of the sales growth versus the prior year. North America electrical and electronic wire and cable sales of $667.6 million increased $131.9 million, or 24.2%, due to a combination of increased demand, especially with larger projects from both new and existing customers, the effects of higher copper prices (which added approximately $44.6 million to sales) and the acquisition of IMS (which added approximately $20.1 million to sales). Foreign exchange rates on Canadian sales accounted for $1.1 million of the year-on-year sales growth. Excluding the effects of copper, the acquisition of IMS and foreign exchange, electrical and electronic wire and cable sales were up approximately 12.1% in the 26 weeks ended June 29, 2007 as compared to the corresponding period in 2006. In the OEM supply market, sales increased 10.0%, or $20.9 million, with strong sales growth to aerospace and defense customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 8.6% in the 26 weeks ended June 29, 2007 as compared to the same period in 2006.
     Gross Margins: Gross margins decreased to 23.8% in the 26 weeks ended June 29, 2007 from 24.4% due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.

ANIXTER INTERNATIONAL INC.
     Operating Income: As a result of the sales growth of 17.4% and better leveraging of the expense structure, operating margins were 8.2% in the 26 weeks ended June 29, 2007 as compared to 7.2% in the corresponding period in 2006. Operating expenses increased $20.7 million, or 7.2%, in the 26 weeks ended June 29, 2007 from the corresponding period in 2006. The acquisition of IMS increased operating expenses by $3.9 million, while foreign exchange rate changes increased operating expenses by $0.2 million. Excluding IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $16.6 million, or 5.7%, primarily due to variable costs associated with the 16.2% organic growth in sales.
     Improved operating margins on higher sales generated an increase in operating income of $40.0 million, or 32.4%, in the 26 weeks ended June 29, 2007 as compared to the corresponding period in 2006. The IMS acquisition accounted for $2.0 million of the increase while favorable foreign exchange rate changes added $0.3 million to operating income in the 26 weeks ended June 29, 2007 as compared to the year ago period. Excluding IMS and the favorable effects of foreign exchange rates, operating income increased $37.7 million in the 26 weeks ended June 29, 2007 as compared to the same period in 2006.
     Europe Results of Operations

	26 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$631.3	$460.1	37.2%
Gross profit	$162.0	$117.7	37.7%
Operating expenses	$133.0	$99.8	33.2%
Operating income	$29.0	$17.9	62.9%
     Net Sales: When compared to the corresponding period in 2006, Europe net sales for the 26 weeks ended June 29, 2007 increased 37.2% to $631.3 million, including $53.2 million due to recent acquisitions and $47.6 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $530.5 million in the 26 weeks ended June 29, 2007, which represents an increase of $70.4 million, or approximately 15.3%, over the corresponding period in 2006. This strong organic growth reflects a continuation of improving economic conditions since the second half of 2006, solid large project growth, especially in the electrical wire and cable market, an expanding base of global account projects, continued progress in expanding the geographical scope of the electrical wire and cable business and strong growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $107.7 million in the first half of 2007 as compared to $66.7 million in the prior year period. Exclusive of $8.8 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 48.3% higher than the first half of 2006.
     Gross Margins: Gross margins increased to 25.7% in the 26 weeks ended June 29, 2007 from 25.6% for the same period in 2006.
     Operating Income: As a result of the sales growth of 37.2% and better leveraging of the expense structure, operating margins were 4.6% in the 26 weeks ended June 29, 2007 as compared to 3.9% in the corresponding period in 2006. This improvement in operating margins reflects the operating leverage the Company gained as a result of strong organic sales growth and acquisitions. Operating expenses increased $33.2 million, or 33.2%, in the 26 weeks ended June 29, 2007 from the corresponding period in 2006. Recent acquisitions increased operating expenses by $14.6 million, while foreign exchange rate changes increased operating expenses by $9.4 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $9.2 million, or 9.2%, primarily due to variable costs associated with the 15.3% organic growth in sales. Included in the operating expenses is $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff. Overall, operating expenses remain well controlled relative to sales growth and, as a result, Europe is generating improved operating leverage.

ANIXTER INTERNATIONAL INC.
     Improved operating margins on higher sales generated an increase in operating income of $11.1 million, or 62.9%, in the 26 weeks ended June 29, 2007 as compared to the corresponding period in 2006. The recent acquisitions accounted for $5.0 million of the increase while favorable foreign exchange rate changes added $2.2 million to operating income in the first half of 2007 as compared to the year ago period. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $3.9 million in the 26 weeks ended June 29, 2007 as compared to the same period in 2006. Operating income in the first half of 2007 was, however, negatively impacted by the $3.5 million of expenses incurred in conjunction with the consolidation of certain facilities and reductions in staff. These expenses, which will result in a favorable effect on future earnings through lower operating costs, reduced operating margins by approximately 60 basis points in the 26 weeks ended June 29, 2007.
Emerging Markets Results of Operations

	26 Weeks Ended
	June 29,	June 30,	Percent
	2007	2006	Change
	(In millions)
Net sales	$210.5	$148.7	41.5%
Gross profit	$44.5	$32.1	38.4%
Operating expenses	$30.2	$22.6	33.3%
Operating income	$14.3	$9.5	50.4%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first half of 2007 increased 41.5% to $210.5 million from $148.7 million in the corresponding period of 2006. Excluding the $3.8 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 38.9%. Asia Pacific sales grew 81.7%, while Latin America sales increased 27.2% in the first half of 2007 compared to the prior corresponding period in 2006. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the 26 weeks ended June 29, 2007, Emerging Markets’ gross margins decreased to 21.1% from 21.6% in the corresponding period in 2006, primarily due to larger projects at lower margins.
     Operating Income: Emerging Markets operating income increased $4.8 million, or 50.4%, in the 26 weeks ended June 29, 2007 compared to the corresponding period in 2006. Operating expenses increased $7.6 million (inclusive of $0.5 million due to changes in foreign exchange rates) in the 26 weeks ended June 29, 2007, or 33.3% compared to the prior year period. Results in the first half of 2006 were affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses by $2.2 million. Excluding the sales tax-related settlement, operating expenses increased $5.4 million, or 21.8% from the first half of 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 6.8% from 4.9% (excluding the favorable effect of sales tax-related settlement of $2.2 million) in 2006. Exchange rate changes had a $0.3 million favorable impact on operating income.
Critical Accounting Policies and New Accounting Pronouncements
     Other than the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), there were no material changes in the Company’s critical accounting policies since the filing of its 2006 Form 10-K. For further information, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements. As discussed in the 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company’s 5.95% senior notes bear interest at a fixed rate. Therefore, changes in interest rates do not affect interest expense incurred on the 5.95% senior notes but do affect their fair values. A hypothetical change in interest rates of 10% relative to interest rates at June 29, 2007 and December 29, 2006 would not have a material impact on the fair value of the 5.95% senior notes.
     The Company also has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $803.1 million at June 29, 2007 from $299.4 million at December 29, 2006, primarily due to the issuance of $300.0 million of convertible senior notes, as well as the increase in the Company’s stock price during the 26 weeks ended June 29, 2007. A hypothetical 10% decrease in the price of the Company’s common stock from the price at June 29, 2007 and December 29, 2006 would have reduced the fair value of its then outstanding convertible debt by $80.3 million and $29.9 million, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 29, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2007. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the Annual Meeting of Stockholders held May 17, 2007, the Directors of the Company were elected as follows:

	VOTES
	FOR	WITHHELD
Lord James Blyth	34,018,549	209,275
Linda Walker Bynoe	34,184,345	43,479
Robert L. Crandall	34,182,976	44,484
Robert W. Grubbs, Jr.	34,022,741	205,083
F. Philip Handy	33,776,973	450,851
Melvyn N. Klein	34,020,361	207,463
George Munoz	34,166,200	61,624
Stuart M. Sloan	33,813,090	414,734
Thomas C. Theobald	33,871,633	356,191
Matthew Zell	34,019,346	208,478
Samuel Zell	33,655,319	572,505
     At this Annual Meeting, the Company’s ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2007 was approved by a vote of 33,906,471 shares “for” and 211,825 shares “against” with 109,530 shares abstaining.
ITEM 6. EXHIBITS.
(10)	Material Contracts.
10.1	First Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 5, 2007, among Anixter Canada Inc. and The Bank of Nova Scotia.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Senior Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
August 6, 2007	By:	/s/ Robert W. Grubbs
Robert W. Grubbs
President and Chief Executive Officer

August 6, 2007	By:	/s/ Dennis J. Letham
Dennis J. Letham
Senior Vice President – Finance and Chief Financial Officer