Form 10-Q
period 2007-09-28
ANIXTER INTERNATIONAL INC
filed 2007-11-01
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
     Yes ☐ No ☑
     At October 25, 2007, 37,493,330 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer
	Purchases of Equity Securities	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	28
Amendment to Amended and Restated Receivables Purchase Agreement
Certification
Certification
Certification
Certification

*	No reportable information under this item.
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In millions, except per share amounts)	2007	2006	2007	2006
Net sales	$1,521.2	$1,330.5	$4,361.4	$3,640.8
Cost of operations:
Cost of goods sold	1,154.2	1,010.0	3,312.7	2,756.0
Operating expenses	246.8	223.2	718.2	634.9
Amortization of intangibles	2.0	1.2	5.8	3.2

Total costs and expenses	1,403.0	1,234.4	4,036.7	3,394.1

Operating income	118.2	96.1	324.7	246.7
Other (expense) income:
Interest expense	(11.5)	(10.0)	(33.5)	(27.5)
Other, net	0.2	8.2	3.3	6.6

Income before income taxes	106.9	94.3	294.5	225.8
Income tax expense	42.1	18.1	111.5	68.9

Net income	$64.8	$76.2	$183.0	$156.9

Net income per share:
Basic	$1.73	$1.95	$4.89	$4.03
Diluted	$1.51	$1.76	$4.32	$3.66
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2007	2006
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45.5	$50.9
Accounts receivable (less allowances of $25.8 and $20.6 in 2007 and 2006, respectively)	1,233.9	1,016.1
Inventories	1,056.1	904.9
Deferred income taxes	41.4	32.0
Other current assets	19.7	16.4

Total current assets	2,396.6	2,020.3
Property and equipment, at cost	230.1	205.0
Accumulated depreciation	(156.6)	(143.0)

Net property and equipment	73.5	62.0
Goodwill	405.0	364.8
Other assets	158.2	119.1

	$3,033.3	$2,566.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$647.5	$506.8
Accrued expenses	210.0	203.4
Short-term debt	90.7	212.3

Total current liabilities	948.2	922.5
Long-term debt	936.3	597.0
Other liabilities	104.7	84.7

Total liabilities	1,989.2	1,604.2
Stockholders’ equity
Common stock — $1.00 par value, 100,000,000 shares authorized, 37,445,086 and 39,500,734 shares issued and outstanding in 2007 and 2006, respectively	37.4	39.5
Capital surplus	138.8	113.0
Retained earnings	825.7	803.3
Accumulated other comprehensive income:
Foreign currency translation	56.9	23.4
Pension liability	(17.1)	(19.6)
Unrealized gain on derivatives	2.4	2.4

Total accumulated other comprehensive income	42.2	6.2

Total stockholders’ equity	1,044.1	962.0

	$3,033.3	$2,566.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Operating activities
Net income	$183.0	$156.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16.6	14.6
Amortization of stock compensation	8.8	8.4
Amortization of intangible assets and deferred financing costs	7.2	3.7
Accretion of zero coupon convertible notes	3.9	3.8
Deferred income taxes	(1.8)	1.8
Excess income tax benefit from employee stock plans	(14.2)	(8.3)
Changes in current assets and liabilities, net	(157.3)	(237.5)
Other, net	(0.9)	(0.4)

Net cash provided by (used in) operating activities	45.3	(57.0)

Investing activities
Acquisition of businesses	(38.4)	(29.6)
Capital expenditures	(25.4)	(16.9)
Other	0.6	—

Net cash used in investing activities	(63.2)	(46.5)

Financing activities
Repayment of borrowings	(657.7)	(389.7)
Proceeds from borrowings	555.2	479.3
Proceeds from issuance of convertible senior notes	300.0	—
Purchases of common stock for treasury	(162.7)	—
Purchased call option	(88.8)	—
Proceeds from sale of warrant	52.0	—
Excess income tax benefit from employee stock plans	14.2	8.3
Proceeds from issuance of common stock	9.8	12.5
Deferred financing costs	(8.4)	(0.1)
Other	(1.1)	(0.8)

Net cash provided by financing activities	12.5	109.5

(Decrease) increase in cash and cash equivalents	(5.4)	6.0
Cash and cash equivalents at beginning of period	50.9	21.8

Cash and cash equivalents at end of period	$45.5	$27.8

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
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2007	2006	2007	2006
Net income	$64.8	$76.2	$183.0	$156.9
Change in cumulative translation adjustment	15.9	4.7	33.5	17.9
Change in fair market value of derivatives	(1.7)	(0.7)	—	1.3
Change in pension liability	(0.1)	(0.1)	2.5	(0.1)

Comprehensive income	$78.9	$80.1	$219.0	$176.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In millions, except per share data)

Basic Income per Share:
Net income	$64.8	$76.2	$183.0	$156.9
Weighted-average common shares outstanding	37.4	39.2	37.4	38.9
Net income per share	$1.73	$1.95	$4.89	$4.03

Diluted Income per Share:
Net income	$64.8	$76.2	$183.0	$156.9

Weighted-average common shares outstanding	37.4	39.2	37.4	38.9
Effect of dilutive securities:
Stock options and units	1.1	1.4	1.2	1.5
Convertible notes due 2033	3.5	2.7	3.3	2.5
Convertible notes due 2013	0.9	—	0.5	—

Weighted-average common shares outstanding	42.9	43.3	42.4	42.9

Net income per share	$1.51	$1.76	$4.32	$3.66
     On February 16, 2007, the Company issued $300.0 million of Convertible Senior Notes due 2013. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share, 0.9 million and 0.5 million additional shares have been included in the diluted weighted-average common shares outstanding for the 13 and 39 weeks ended September 28, 2007, respectively.
     The Convertible Notes due 2033 were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during both the 13 and 39 weeks ended September 28, 2007 and September 29, 2006. As a result of the conversion value exceeding the accreted principal, 3.5 million and 3.3 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted-average common shares outstanding for the 13 and 39 weeks ended September 28, 2007, respectively. In the corresponding periods in 2006, 2.7 million and 2.5 million additional shares related to the Convertible Notes due 2033 have been included in the diluted weighted-average common shares outstanding. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In the 13 weeks ended September 28, 2007 and September 29, 2006, the Company issued 0.3 million and 0.2 million shares, respectively, due to stock option exercises and vesting of stock units. In the 39 weeks ended September 28, 2007 and September 29, 2006, the Company issued 1.0 million and 0.9 million shares, respectively, due to stock option exercises and vesting of stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4. INCOME TAXES
     The Company’s tax provision for the 13 weeks ended September 28, 2007 reflects an effective tax rate of 39.4% which compares to an effective tax rate of 19.3% in the corresponding period in the prior year. In the 13 weeks ended September 29, 2006, the Company recorded an $18.1 million reduction of tax expense primarily related to a tax settlement with the Internal Revenue Service (“IRS”). Excluding the effects of that settlement, the Company’s effective tax rate in the 13 weeks ended September 29, 2006 was 38.4%. The increase in the effective tax rate in the 13 weeks ended September 28, 2007 as compared to the corresponding period in the prior year is due to a change of mix in the Company’s projected earnings by taxing jurisdiction. The change in the tax rate did not have a material impact on net income or earnings per share.
     The effective tax rate for the 39 weeks ended September 28, 2007 is 37.9%, inclusive of $1.8 million of net tax benefits primarily related to the settlement of certain income tax audits occurring during the first six months of this year. The effective tax rate for the 39 weeks ended September 29, 2006 was 30.5%, inclusive of the $18.1 million reduction of tax expense related to the settlement with the Internal Revenue Service. Excluding the tax benefits recorded in the 39 weeks ended September 28, 2007 and September 29, 2006, the Company’s tax rate was 38.5% in both periods.
     On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings. At December 30, 2006, the total amount of unrecognized tax benefits was $12.1 million ($11.3 million, if recognized, would affect the effective tax rate). During the 39 weeks ended September 28, 2007, the Company settled certain income tax audits and reversed a net amount of $3.7 million of unrecognized tax benefits that existed at December 30, 2006. The Company estimates that the September 28, 2007 unrecognized tax benefit balance of $8.4 million ($7.6 million, if recognized, would affect the effective tax rate) will not change significantly within the next twelve months.
     After the settlements with the IRS in 2006 and the first quarter of 2007, only the returns for fiscal tax years 2005 and later remain subject to examination by the IRS, which is the most significant tax jurisdiction for the Company. For most states, fiscal tax years 2004 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1999. In Canada, the fiscal tax years 2002 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2001 and later remain subject to examination.
     During the 13 and 39 weeks ended September 28, 2007, interest and penalties related to taxes were $0.1 million and $0.4 million, respectively. During the 13 and 39 weeks ended September 29, 2006, interest and penalties related to taxes were $0.1 million and $0.5 million, respectively. Interest and penalties are reflected in the “Other, net” line in the condensed consolidated statement of operations. Included in the unrecognized tax benefit balance of $8.4 million and $12.1 million at September 28, 2007 and December 29, 2006, respectively, are accruals of $2.6 million and $2.7 million, respectively, for the payment of interest and penalties.
NOTE 5. DEBT
     At September 28, 2007, the Company’s total debt outstanding was $1,027.0 million as compared to $809.3 million at December 29, 2006. The Company’s weighted-average cost of borrowings was 4.3% and 5.5% for the 13 weeks ended September 28, 2007 and September 29, 2006, respectively, and 4.4% and 5.3% for the 39 weeks ended September 28, 2007 and September 29, 2006, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On September 26, 2007, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured amended and restated revolving credit agreement, dated April 20, 2007. This amendment allows for borrowings of up to $450 million (or the equivalent in Euro) for a 5-year period ending in April of 2012, an increase of $100 million from the prior limit. The pricing for this additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. The pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points. Other than the pricing difference, no other terms or conditions of the credit agreement changed as a result of this $100 million increase in borrowing availability. The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio.
     In July 2007, the Company amended Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility which is used for general corporate purposes. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are 15.0 basis points. At September 28, 2007 and December 29, 2006, $22.0 million and $19.0 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.
     On February 16, 2007, the Company completed a private placement of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issueable upon conversion of the Notes due 2013 for resale by certain selling security holders.
     The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 are convertible, under certain circumstances (as described below), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election, in cash, common stock or a combination of cash and common stock.
     Net proceeds from this offering were approximately $292.6 million after deducting discounts, commissions and estimated expenses. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares of common stock at a cost of $110.4 million ($55.20 per share) with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The “conversion reference period” means:
•	for Notes due 2013 that are converted during the one month period prior to the maturity date of the notes, the 20 consecutive trading days preceding and ending on the maturity date, subject to any extension due to a market disruption event, and

•	in all other instances, the 20 consecutive trading days beginning on the third trading day following the conversion date.
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
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	September 28,	September 29,	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006	2007	2006
			(In millions)
Service cost	$1.5	$1.6	$1.4	$1.1	$2.9	$2.7
Interest cost	2.6	2.3	2.4	1.7	5.0	4.0
Expected return on plan assets	(2.7)	(2.3)	(2.5)	(1.7)	(5.2)	(4.0)
Net amortization	0.1	0.7	0.1	0.2	0.2	0.9

Net periodic cost	$1.5	$2.3	$1.4	$1.3	$2.9	$3.6

	39 Weeks Ended
	Domestic		Foreign		Total
	September 28,	September 29,	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006	2007	2006
			(In millions)
Service cost	$4.3	$4.8	$4.2	$4.0	$8.5	$8.8
Interest cost	7.1	6.4	7.0	6.7	14.1	13.1
Expected return on plan assets	(8.0)	(6.7)	(7.4)	(6.7)	(15.4)	(13.4)
Net amortization	0.4	1.5	0.3	0.5	0.7	2.0

Net periodic cost	$3.8	$6.0	$4.1	$4.5	$7.9	$10.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
(In millions)	2007	2006
	(Unaudited)
Assets:
Current assets	$2,402.4	$2,024.4
Property, net	73.5	62.0
Goodwill	405.0	364.8
Other assets	166.9	133.8

	$3,047.8	$2,585.0

Liabilities and Stockholder’s Equity:
Current liabilities	$947.4	$919.7
Subordinated notes payable to parent	196.0	22.0
Long-term debt	473.6	438.2
Other liabilities	125.1	104.8
Stockholders’ equity	1,305.7	1,100.3

	$3,047.8	$2,585.0

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2007	2006	2007	2006
Net sales	$1,521.2	$1,330.5	$4,361.4	$3,640.8
Operating income	$119.4	$97.3	$328.3	$250.4
Income before income taxes	$107.2	$95.5	$296.1	$229.9
Net income	$64.3	$75.8	$183.8	$157.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Share Repurchase
     In the first quarter of 2007, the Company repurchased 3 million shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013. No shares were repurchased during the 39 weeks ended September 29, 2006.
     For further information regarding the issuance of the Notes due 2013, see Note 5. “Debt.”
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
Stock-Based Compensation
     The Company granted 157,026 and 232,346 stock units to employees during the 39 weeks ending September 28, 2007 and September 29, 2006, respectively, with a grant-date fair value of $60.95 and $46.29 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. During the 13 and 39 weeks ended September 28, 2007, compensation expense associated with the stock units was $2.1 million and $6.5 million, respectively. During the 13 and 39 weeks ended September 29, 2006, compensation expense associated with the stock units was $2.2 million and $6.3 million, respectively.
     The Company’s Director Stock Unit Plan is used to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly. The Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of these units are deferred until a pre-arranged time selected by each director. Stock units were granted to ten directors in the 13 and 39 weeks ended September 28, 2007 and September 29, 2006, respectively. The aggregate value at grant date was $0.4 million and $0.3 million in the 13 weeks ended September 28, 2007 and September 29, 2006, respectively. The aggregate value at grant date was $1.2 million and $1.0 million in the 39 week period ending September 28, 2007 and September 29, 2006, respectively. Compensation expense associated with the director stock units was $0.4 million and $0.3 million for the 13 weeks ended September 28, 2007 and September 29, 2006, respectively. During the 39 weeks ended September 28, 2007 and September 29, 2006, compensation expense associated with the director stock units was $1.3 million and $1.0 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the 39 weeks ending September 28, 2007 and September 29, 2006, the Company granted 158,283 and 168,000 stock options, respectively, to employees and began recognizing as compensation expense the amortization of the grant-date fair market value of approximately $4.4 million and $3.5 million, respectively, over either a four-year or six-year vesting period representing the requisite service period. The weighted-average fair value of the 2007 stock option grant was $27.53 per share which was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility of 34%; expected dividend yield of zero; risk-free interest rate of 4.5%; and an average expected life of 7 years. Total compensation expense associated with the option grants was $0.4 million and $1.0 million for the 13 and 39 weeks ended September 28, 2007, respectively. Total compensation expense for the corresponding periods ending September 29, 2006 was $0.2 million and $1.0 million, respectively.
     At September 28, 2007, the Company had 1.5 million shares reserved from the 2006 Stock Incentive Plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Segment information for the 13 and 39 weeks ended September 28, 2007 and September 29, 2006 was as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2007	2006	2007	2006
Net sales:
United States	$898.0	$840.0	$2,600.7	$2,285.2
Canada	170.9	151.7	466.6	408.0

North America	1,068.9	991.7	3,067.3	2,693.2
Europe	322.0	244.5	953.3	704.6
Emerging Markets	130.3	94.3	340.8	243.0

	$1,521.2	$1,330.5	$4,361.4	$3,640.8

Operating income:
United States	$73.8	$57.3	$206.5	$152.8
Canada	18.5	20.3	49.0	48.0

North America	92.3	77.6	255.5	200.8
Europe	15.7	12.0	44.7	29.9
Emerging Markets	10.2	6.5	24.5	16.0

	$118.2	$96.1	$324.7	$246.7

	September 28,	December 29,
	2007	2006
Total assets:
United States	$1,660.5	$1,487.4
Canada	271.1	218.1

North America	1,931.6	1,705.5
Europe	843.6	669.9
Emerging Markets	258.1	190.8

	$3,033.3	$2,566.2

     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 39 weeks ended September 28, 2007:

	December 29,	Acquisition		September 28,
	2006	Related	Other	2007
	(In millions)
United States	$260.6	$6.1	$—	$266.7
Canada	14.3	—	2.3	16.6

North America	274.9	6.1	2.3	283.3
Europe	82.8	26.4	4.6	113.8
Emerging Markets	7.1	—	0.8	7.9

	$364.8	$32.5	$7.7	$405.0

ANIXTER INTERNATIONAL INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). The Company believes this information is useful to investors in order to provide a better understanding of the organic growth trends of the Company on a comparable basis. Management does not use this non-GAAP financial measure for any purpose other than the reason stated above. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
Acquisition of Businesses
     In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”) a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. The Company paid approximately $35.1 million for these businesses and assumed debt of $6.6 million. These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. As a result of these acquisitions, sales and operating income were favorably affected in the third quarter of 2007 by $11.5 million and $1.1 million, respectively, as compared to the corresponding period in the prior year. Sales and operating income were favorably affected during the 39 weeks ended September 28, 2007 by $19.8 million and $1.8 million, respectively, as compared to the corresponding period in the prior year. Had these acquisitions occurred at the beginning of the year, the impact on the Company’s operating results would not have been significant.
     In May and October of 2006, respectively, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., and MFU Holding S.p.A. (“MFU”), a fastener distributor based in Italy. The Company also acquired a small company in Eastern Europe during 2006. The Company paid approximately $93.8 million for these businesses ($90.5 million in 2006 and additional payments of $3.3 million in 2007) and assumed debt of $5.8 million. These acquisitions were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. As a result of these acquisitions, sales and operating income were favorably affected in the third quarter of 2007 by $20.2 million and $1.9 million, respectively, as compared to the corresponding period in the prior year. Sales and operating income were favorably affected during the 39 weeks ended September 28, 2007 by $85.2 million and $8.2 million, respectively, as compared to the corresponding period in the prior year. Had these acquisitions occurred at the beginning of 2006, the impact on the Company’s operating results would not have been significant.
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

ANIXTER INTERNATIONAL INC.
Cash Flow
     Net cash provided by operating activities was $45.3 million in the 39 weeks ended September 28, 2007 compared to cash used in operating activities of $57.0 million in the same period in 2006. The increase in cash provided by operating activities was primarily related to changes in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities). In the 39 weeks ended September 28, 2007, working capital changes represented a use of operating cash of $157.3 million as compared to $237.5 million in the same period in 2006. Net income also contributed to the increase in cash provided by operating activities. Net income increased $26.1 million in the 39 weeks ended September 28, 2007 as compared to the corresponding period in 2006.
     Net cash used in investing activities was $63.2 million in the 39 weeks ended September 28, 2007 compared to $46.5 million in the corresponding period in 2006. In the 39 weeks ended September 28, 2007, the Company spent $38.4 million (net of cash acquired) on acquisitions as compared to $29.6 million in the corresponding period of 2006. Capital expenditures increased $8.5 million in the 39 weeks ended September 28, 2007 compared to the same period in 2006. Capital expenditures are expected to be approximately $40 million in 2007 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.
     Net cash provided by financing activities was $12.5 million in the 39 weeks ended September 28, 2007 compared to $109.5 million in the corresponding period in 2006. In the 39 weeks ended September 28, 2007, the Company issued $300 million of 1% convertible senior notes due 2013 and amended its revolving credit facility. Issuance costs related to the senior notes due 2013 and amended revolving credit facility were $7.4 million and $1.0 million, respectively. The net proceeds of $292.6 million from the issuance of the $300.0 million senior notes were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the convertible senior notes. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. In the 39 weeks ended September 28, 2007, the Company decreased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $102.5 million compared to an increase of $89.6 million in the corresponding period in 2006. Proceeds from the issuance of common stock relating to the exercise of stock options were $9.8 million in the 39 weeks ended September 28, 2007 compared to $12.5 million in the corresponding period in 2006. The 39 weeks ended September 28, 2007 and September 29, 2006 include $14.2 million and $8.3 million, respectively, of cash provided from the income tax benefit associated with employee stock plans.
Financings
Convertible Notes
     On February 16, 2007, the Company completed the issuance of $300.0 million principal amount of Convertible Senior Notes due 2013 (the “Notes due 2013”). The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum and will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of the Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 are convertible, under certain circumstances, into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. As of September 28, 2007, the Notes due 2013 are not yet convertible.

ANIXTER INTERNATIONAL INC.
     Net proceeds from this offering were approximately $292.6 million after deducting discounts, commissions and expenses. Concurrently with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares of common stock at a cost of $110.4 million ($55.20 per share) with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.
     The Company’s Convertible Notes due 2033 (the “Notes due 2033”) have an aggregate principal amount at maturity of $373.1 million. Based on the Company’s stock price at the end of the third quarter of 2007, the Notes due 2033 were convertible. The conversion of the Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 at the accreted principal amount on July 7, 2009.
     Although the Notes due 2033 were convertible at the end of the third quarter of 2007, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at September 28, 2007. The book value of the Notes due 2033 was $162.7 million and $158.8 million at September 28, 2007 and December 29, 2006, respectively.
     The Notes due 2013 and 2033 are structurally subordinated to the indebtedness of Anixter Inc. For further information regarding the convertible notes, see Note 3. “Income Per Share” and Note 5. “Debt” in the notes to the condensed consolidated financial statements.
Revolving Lines of Credit
     On September 26, 2007, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured amended and restated revolving credit agreement, dated April 20, 2007. This amendment allows for borrowings of up to $450 million (or the equivalent in Euro) for a 5-year period ending in April of 2012, an increase of $100 million from the prior limit. The pricing for this additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. The pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points. Other than the pricing difference, no other terms or conditions of the credit agreement changed as a result of this $100 million increase in borrowing availability. The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio.
     The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of September 28, 2007, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. At September 28, 2007, long-term borrowings under the new facility were $233.8 million as compared to $176.8 million of outstanding long-term borrowings at December 29, 2006 under the former facility. Facility fees totaled $0.5 million and $0.6 million in the 39 weeks ended September 28, 2007 and September 29, 2006, respectively, and were included in interest expense in the condensed consolidated results of operations.
     In July 2007, the Company amended Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility which is used for general corporate purposes. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are 15.0 basis points. At September 28, 2007 and December 29, 2006, $22.0 million and $19.0 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.

ANIXTER INTERNATIONAL INC.
     Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at September 28, 2007 and December 29, 2006, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $17.8 million and $42.4 million, respectively.
Senior Notes Due 2015
     Anixter Inc. has $200.0 million of Senior Notes due 2015, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Senior Notes is payable semi-annually on March 1 and September 1 of each year.
Accounts Receivable Securitization Program
     Anixter Inc.’s accounts receivable securitization program allows it to sell, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter Inc. in the event of bankruptcy or insolvency proceedings. ARC may in turn sell an interest in these receivables to a financial institution for proceeds of up to $225.0 million. The program is set to expire within one year, therefore, the funding is considered short-term at September 28, 2007. ARC is consolidated for accounting purposes only in the financial statements of the Company. The outstanding funding extended to ARC at September 28, 2007 and December 29, 2006 was $55.0 million and $200.0 million, respectively. The average outstanding funding extended to ARC during the 39 weeks ended September 28, 2007 and September 29, 2006 was approximately $123.1 million and $170.3 million, respectively. The effective rate on the ARC funding was 6.1% and 5.6% in the 39 weeks ended September 28, 2007 and September 29, 2006, respectively.
Short-term Borrowings
     As of September 28, 2007 and December 29, 2006, the Company’s short-term debt outstanding was $90.7 million and $212.3 million, respectively. Short-term debt consists primarily of the funding related to the securitization facility as the program is set to expire within one year of September 28, 2007.
Interest Expense
     Consolidated interest expense was $11.5 million and $10.0 million in the 13 weeks ended September 28, 2007 and September 29, 2006, respectively, and $33.5 million and $27.5 million in the 39 weeks ended September 28, 2007 and September 29, 2006, respectively. The increase in interest expense is primarily due to a combination of higher debt levels as a result of a series of recent acquisitions, the working capital requirements associated with strong organic growth and the repurchase of shares completed during the first quarter of 2007. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007, that have lowered the Company’s average cost of borrowings. While interest rates on approximately 78% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the third quarter in 2007, its weighted-average cost of borrowings declined to 4.3% in the third quarter of 2007 from 5.5% in the same period in 2006. The Company’s debt-to-total capitalization increased from 45.7% at December 29, 2006 to 49.6% at September 28, 2007.
Third Quarter 2007 Results of Operations
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

ANIXTER INTERNATIONAL INC.
     Sales of $1,521.2 million in the third quarter of 2007 increased $190.7 million, or 14.3%, from $1,330.5 million in the same period in 2006. The sales increase year-over-year represents an organic growth rate of 9.3% after adjusting for a series of acquisitions completed in the last year, which contributed $31.7 million to third quarter sales, as well as the favorable foreign exchange impact of $35.9 million. This organic growth was within the Company’s target of 8 to 12 percent as the Company once again saw very strong customer demand across a broad mix of end markets. The factors driving the Company’s organic growth were consistent with those the Company has seen during the past couple of years. In the third quarter of 2007, the Company again experienced good levels of larger project business and strong growth in the security and OEM supply markets. The sales growth generated in the current quarter was particularly encouraging in light of the significant economic uncertainty that existed during the quarter, especially relating to the difficult credit environment in the United States. Overall, end market demand remained healthy across all markets and the Company continued to have good success with its strategic initiatives. Those initiatives include adding new customers, enhancing the Company’s supply chain services offering, growing the security business, enlarging the geographic coverage of the electrical wire & cable business and expanding the base of customers that are being supported on multiple continents.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. As the costs of current inventory purchases increase due to higher commodity prices, the Company’s percentage mark-up to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. While the Company experienced some modest margin decline in Europe due to the stability of copper prices, overall, copper prices had no meaningful impact on financial results in the most recent quarter as year-on-year price fluctuations stabilized. Market-based copper prices averaged approximately $3.48 per pound during the third quarter of 2007 compared to $3.54 per pound in the year ago third quarter.
Consolidated Results of Operations

	13 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
		(In millions)
Net sales	$1,521.2	$1,330.5	14.3%
Gross profit	$367.0	$320.5	14.5%
Operating expenses	$248.8	$224.4	10.9%
Operating income	$118.2	$96.1	22.8%
     Net Sales: The Company’s net sales during the third quarter of 2007 increased $190.7 million, or 14.3%, to $1,521.2 million from $1,330.5 million in the same period in 2006. A series of recently-completed acquisitions accounted for $31.7 million of the increase while favorable effects of foreign exchange rates contributed $35.9 million to third quarter sales as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $123.1 million, or approximately 9.3%, in the third quarter of 2007 as compared to the prior year. Sales growth in the third quarter of 2007 was positive in light of the economic uncertainty that existed throughout much of the quarter. The growth reflects the fact that the Company continues to see strong growth in most major geographies and end markets that it serves on a global basis.
     Gross Margins: Gross margins of 24.1% in the third quarter of 2007 were consistent with the corresponding period in 2006.

ANIXTER INTERNATIONAL INC.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 7.8% in the third quarter of 2007 as compared to 7.2% in the third quarter of 2006. Operating expenses increased $24.4 million, or 10.9%, in the third quarter of 2007 from the corresponding period in 2006. A series of recently-completed acquisitions have increased operating expenses by $8.6 million, while changes in foreign exchange rates increased operating expenses by $6.0 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $9.8 million, or 4.4%, primarily due to variable costs associated with the 9.3% organic growth in sales. Because operating expenses grew more slowly than sales growth, the Company was able to generate improved operating margins.
     Improved operating margins on higher sales generated an increase in operating income of $22.1 million, or 22.8%, in the 13 weeks ended September 28, 2007 as compared to the corresponding period in 2006. Acquisitions in the last 12 months accounted for $3.0 million of the increase while favorable foreign exchange added $2.6 million to operating income in the third quarter of 2007 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $16.5 million in the 13 weeks ended September 28, 2007 as compared to the same period in 2006.
     Interest Expense: Consolidated interest expense was $11.5 million in the third quarter of 2007 as compared to $10.0 million in 2006. The average long-term debt balance in the third quarter of 2007 was $1,071.5 million as compared to $738.0 million in the corresponding period in 2006. The increase was driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 7.6% of the Company’s outstanding shares during the first quarter of 2007 and recently-completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007, that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 78% of the Company’s borrowings fixed, its average cost of borrowings was 4.3% in the third quarter of 2007 as compared to 5.5% in the corresponding period of the prior year.
     Other, net:

	13 Weeks Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Foreign exchange	$0.5	$0.4
Cash surrender value of life insurance policies	0.3	0.8
Other	(0.6)	7.0

	$0.2	$8.2

     Primarily due to the strengthening of the Canadian dollar and the Euro, changes in foreign exchange rates resulted in a gain of $0.5 million in the third quarter of 2007 as compared $0.4 million in the corresponding period in 2006. Other decreased in the third quarter of 2007 as compared to the corresponding period in the prior year due to the $7.7 million of interest income related to the tax settlement with the IRS in the prior year.
     Income Taxes: The Company’s tax provision for the 13 weeks ended September 28, 2007 was $42.1 million as compared to $18.1 million in the corresponding period in the prior year. The Company’s tax provision reflects an effective tax rate of 39.4% for the third quarter of 2007 which compares to an effective tax rate of 19.3% in the corresponding period in the prior year. In the 13 weeks ended September 29, 2006, the Company recorded an $18.1 million reduction of tax expense related to a tax settlement with the Internal Revenue Service. Excluding the effects of that settlement, the Company’s effective tax rate in the 13 weeks ended September 29, 2006 was 38.4%. The increase in the effective tax rate in the 13 weeks ended September 28, 2007 as compared to the corresponding period in the prior year is due to a change of mix in the Company’s projected earnings by taxing jurisdiction. The change in the tax rate did not have a material impact on net income or earnings per share.

ANIXTER INTERNATIONAL INC.
North America Results of Operations

	13 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)
Net sales	$1,068.9	$991.7	7.8%
Gross profit	$255.7	$235.2	8.7%
Operating expenses	$163.4	$157.6	3.6%
Operating income	$92.3	$77.6	19.0%
     Net Sales: While there was uncertainty surrounding the economy in North America, sales nonetheless reflected solid end-market demand. When compared to the corresponding period in 2006, North America net sales for the 13 weeks ended September 28, 2007 increased 7.8% to $1,068.9 million, including approximately $11.4 million due to favorable foreign exchange rate changes. Excluding the favorable effects of foreign exchange rate changes, North America net sales were $1,057.5 million in the 13 weeks ended September 28, 2007, which represents an increase of $65.8 million, or approximately 6.6%, over the corresponding quarter in 2006. The Company did experience some softness in North America during the third quarter, where some projects in western Canada that were expected to complete were pushed out into the next couple of quarters. This was largely due to the very strong economy in Canada that caused labor shortages that are leading to delays in construction schedules.
     Sales of enterprise cabling and security solutions in North America increased $44.4 million in the third quarter of 2007, or 9.5%, compared to the corresponding period in the prior year. The increase represents continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $3.5 million of the sales growth versus the prior year quarter. North America electrical and electronic wire and cable sales increased $30.6 million, or 8.9%, due to stronger demand from both new and existing customers. Larger project sales, while still very solid, slowed down due to customers pushing out construction time lines into the next couple of quarters. Favorable foreign exchange rate changes on Canadian sales accounted for $7.6 million of the year-on-year sales growth. In the OEM supply market, sales increased 15.1%, or $15.7 million, with strong sales growth to aerospace and defense customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 22.1% in the third quarter of 2007 as compared to the third quarter of 2006.
     Gross Margins: Gross margins increased to 23.9% in the third quarter of 2007 from 23.7% for the same period in 2006 due to improvements in purchasing and inventory control within the OEM supply end market.
     Operating Income: As a result of the sales growth of 7.8% and better leveraging of the expense structure, operating margins were 8.6% in the third quarter of 2007 as compared to 7.8% in the third quarter of 2006. Operating expenses increased $5.8 million, or 3.6%, in the third quarter of 2007 from the corresponding period in 2006. Foreign exchange rate changes increased operating expenses by $1.4 million. Excluding the effects from changes in foreign exchange rates, operating expenses increased approximately $4.4 million, or 2.7%, primarily due to variable costs associated with the 6.6% organic growth in sales.
     Improved operating margins on higher sales generated an increase in operating income of $14.7 million, or 19.0%, in the 13 weeks ended September 28, 2007 as compared to the corresponding period in 2006. Favorable foreign exchange rate changes added $1.2 million to operating income in the third quarter of 2007 as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, operating income increased $13.5 million in the 13 weeks ended September 28, 2007 as compared to the same period in 2006.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$322.0	$244.5	31.7%
Gross profit	$83.3	$65.2	27.7%
Operating expenses	$67.6	$53.2	27.3%
Operating income	$15.7	$12.0	29.4%
     Net Sales: When compared to the corresponding period in 2006, Europe net sales for the 13 weeks ended September 28, 2007 increased 31.7% to $322.0 million, including $31.7 million due to recent acquisitions and $21.0 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $269.3 million in the 13 weeks ended September 28, 2007, which represents an increase of $24.8 million, or approximately 10.1%, over the corresponding quarter in 2006. This organic growth reflects a continuation of improving economic conditions since the second half of 2006, an increasing base of global account projects, continued progress in expanding the geographic scope of the electrical wire and cable business and growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $55.9 million in the third quarter of 2007 as compared to $42.3 million in the year ago quarter. Exclusive of $3.9 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 22.8% higher than the year ago quarter.
     Gross Margins: Gross margins decreased to 25.9% in the third quarter of 2007 from 26.7% for the same period in 2006. The decrease in margins is attributable to less benefit from copper price volatility as compared to the year ago period.
     Operating Income: Operating margins were 4.9% in the third quarter of 2007 as compared to 5.0% in the third quarter of 2006. This slight decline in operating margins reflects a drop in gross margins as the Company realized less benefit from copper price volatility than in the year ago quarter. Operating expenses increased $14.4 million, or 27.3%, in the third quarter of 2007 from the corresponding period in 2006. Recent acquisitions increased operating expenses by $8.6 million, while foreign exchange rate changes increased operating expenses by $4.2 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $1.6 million, or 3.3%, primarily due to variable costs associated with the 10.1% organic growth in sales.
     The higher sales generated an increase in operating income of $3.7 million, or 29.4%, in the 13 weeks ended September 28, 2007 as compared to the corresponding period in 2006. The recent acquisitions accounted for $3.0 million of the increase while favorable foreign exchange rate changes added $1.1 million to operating income in the third quarter of 2007 as compared to the year ago period. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income decreased $0.4 million in the 13 weeks ended September 28, 2007 as compared to the same period in 2006. This decline is due to the lower copper price volatility.
Emerging Markets Results of Operations

	13 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$130.3	$94.3	38.3%
Gross profit	$28.0	$20.1	39.7%
Operating expenses	$17.8	$13.6	31.7%
Operating income	$10.2	$6.5	56.3%

ANIXTER INTERNATIONAL INC.
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2007 increased 38.3% to $130.3 million from $94.3 million in the third quarter of 2006. Excluding the $3.5 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 34.6%. Asia Pacific sales grew 65.5%, while Latin America sales increased 27.8% in the third quarter of 2007 compared to the prior corresponding quarter. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the third quarter of 2007, the Emerging Markets gross margins increased to 21.5% from 21.3% in the corresponding period in 2006, primarily due to more favorable pricing in Asia Pacific.
     Operating Income: Emerging Markets operating income increased $3.7 million, or 56.3%, in the third quarter of 2007 compared to the prior year ago quarter. Operating expenses increased $4.2 million (inclusive of $0.4 million due to changes in foreign exchange rates) in the third quarter of 2007, or 31.7%. Excluding the foreign exchange impact, operating expenses increased 28.5% compared to organic sales growth of 34.6% over the prior period in 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 7.8% from 6.9% in 2006. Exchange rate changes had $0.3 million favorable impact on operating income.
Year-to-Date 2007 Results of Operations
Overview
     In the 39 weeks ended September 28, 2007, sales increased $720.6 million, or 19.8%, from the corresponding period in the prior year. Due to solid sales growth and the Company’s ability to further leverage its operating expense structure, operating income increased $78.0 million, or 31.6% in the 39 weeks ended September 28, 2007 as compared to the prior year ago period. Net income of $183.0 million increased 16.6% from $156.9 million in the corresponding period in 2006. Net income in both periods were favorably impacted by tax settlements of $2.1 million in 2007 and $22.8 million in 2006 (a portion of these settlements are recorded on the “Other, net line”). Excluding the above settlements, net income increased 34.9%. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of a series of recently-completed acquisitions, combined unit growth and exchange rate changes related to the weaker U.S. dollar.
     The Company estimates that higher copper prices added $51.9 million to its electrical and electronic wire and cable sales in the 39 weeks ended September 28, 2007 as compared to the corresponding period in the prior year. Although sales benefited from the year-on-year change in copper prices, gross margins in the 39 weeks ended September 28, 2007 have declined slightly as the Company realized less benefit from copper price volatility. As a result, copper prices had an immaterial impact to the year-to-date September 28, 2007 operating income increase of $78.0 million. These amounts reflect the Company’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. For further information on the effect copper prices may have on the Company’s future results of operations, see the “Third Quarter 2007 Results of Operations.”
     As a result of strong sales growth and the Company’s ability to further leverage its operating expense structure, operating margins increased 60 basis points to 7.4% in the 39 weeks ended September 28, 2007 as compared to 6.8% in the corresponding period in 2006.
Consolidated Results of Operations

	39 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$4,361.4	$3,640.8	19.8%
Gross profit	$1,048.7	$884.8	18.5%
Operating expenses	$724.0	$638.1	13.5%
Operating income	$324.7	$246.7	31.6%

ANIXTER INTERNATIONAL INC.
     Net Sales: The Company’s net sales during the 39 weeks ended September 28, 2007 increased $720.6 million, or 19.8%, to $4,361.4 million from $3,640.8 million in the same period in 2006. A series of recently-completed acquisitions accounted for $105.0 million of the increase while favorable effects of foreign exchange rates contributed $88.8 million to sales. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $526.8 million, or approximately 14.5%, in the 39 weeks ended September 28, 2007 as compared to the prior year. The factors driving the Company’s strong organic growth were consistent with those the Company has seen during the past couple of years. The Company experienced very strong growth in larger project business, as it relates to data center builds in the enterprise cabling market and particularly within the energy/natural resources customers in the electrical and electronic wire and cable market. At the same time, the Company continues to experience strong growth in security and OEM supply sales. The Company estimates higher copper prices accounted for approximately $51.9 million of the year-on-year increase in sales within the electrical wire and cable market. Copper prices increased the organic growth rate by 1.4%.
     Gross Margins: Gross margins decreased in the 39 weeks ended September 28, 2007 to 24.0% compared to 24.3% in the corresponding period in 2006 mainly due to lower copper price volatility.
     Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 7.4% in the 39 weeks ended September 28, 2007 as compared to 6.8% in the same period in 2006. Operating expenses increased $85.9 million, or 13.5%, in the 39 weeks ended September 28, 2007 from the corresponding period in 2006. A series of recently-completed acquisitions have increased operating expenses by $27.1 million, while changes in foreign exchange rates increased operating expenses by $16.1 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $42.7 million, or 6.7%, primarily due to variable costs associated with the 14.5% organic growth in sales. Included in the operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.
     Improved operating margins on higher sales generated an increase in operating income of $78.0 million, or 31.6%, in the 39 weeks ended September 28, 2007 as compared to the corresponding period in 2006. Recent acquisitions accounted for $10.0 million of the increase while favorable foreign exchange added $5.4 million to operating income. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $62.6 million, or 25.3%, in the 39 weeks ended September 28, 2007 as compared to the same period in 2006.
     Interest Expense: Consolidated interest expense was $33.5 million for the 39 weeks ended September 28, 2007 as compared to $27.5 million in 2006. The average long-term debt balance in the 39 weeks ended September 28, 2007 was $1,010.0 million as compared to $694.0 million in the corresponding period in 2006. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 7.6% of the Company’s outstanding shares during the first quarter of 2007 and a series of recently-completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 78% of the Company’s borrowings fixed, its average cost of borrowings was 4.4% in the 39 weeks ended September 28, 2007 as compared to 5.3% in the corresponding period of the prior year.
     Other, net expense:

	39 Weeks Ended
	September 28,	September 29,
	2007	2006
	(In millions)

Foreign exchange	$2.1	$(1.3)
Cash surrender value of life insurance policies	1.6	1.4
Other	(0.4)	6.5

	$3.3	$6.6

ANIXTER INTERNATIONAL INC.
     Primarily due to the weakening of the U.S. dollar, changes in foreign exchange rates resulted in a gain of $2.1 million in the 39 weeks ended September 28, 2007 as compared to a foreign exchange loss of $1.3 million in the corresponding period in 2006. Other decreased in the 39 weeks ended September 28, 2007 as compared to the corresponding period in the prior year due to the $7.7 million of interest income related to the tax settlement with the IRS in the prior year.
     Income Taxes: The consolidated tax provision increased to $111.5 million in the 39 weeks ended September 28, 2007 from $68.9 million in the same period in 2006, primarily due to an increase in income before taxes. The effective tax rate for the 39 weeks ended September 28, 2007 is 37.9%, inclusive of $1.8 million of net tax benefits primarily related to the settlement of certain income tax audits occurring during the first six months of this year. The effective tax rate for the 39 weeks ended September 29, 2006 was 30.5%, inclusive of the $18.1 million reduction of tax expense related to the settlement with the Internal Revenue Service. Excluding the tax benefits recorded in the 39 weeks ended September 28, 2007 and September 29, 2006, the Company’s tax rate was 38.5% in both periods.
North America Results of Operations

	39 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$3,067.3	$2,693.2	13.9%
Gross profit	$730.9	$649.7	12.5%
Operating expenses	$475.4	$448.9	5.9%
Operating income	$255.5	$200.8	27.2%
     Net Sales: When compared to the corresponding period in 2006, North America net sales for the 39 weeks ended September 28, 2007 increased 13.9% to $3,067.3 million, including $20.1 million due to the acquisition of IMS and $12.9 million due to favorable foreign exchange rate changes. Excluding the acquisition of IMS and the favorable effects of foreign exchange rate changes, North America net sales were $3,034.3 million in the 39 weeks ended September 28, 2007, which represents an increase of $341.1 million, or approximately 12.7%, over the corresponding period in 2006.
     Sales of enterprise cabling and security solutions in North America increased $185.7 million in the 39 weeks ended September 28, 2007, or 14.3%, compared to the corresponding period in the prior year. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $3.9 million of the sales growth versus the prior year. North America electrical and electronic wire and cable sales of $1,051.1 million increased $162.5 million, or 18.3%, in the 39 weeks ended September 28, 2007 from $888.6 million in the corresponding period in the prior year. The increase is due to a combination of increased demand, especially with larger projects from both new and existing customers, the effects of higher copper prices (which added approximately $45.5 million to sales) and the acquisition of IMS (which added approximately $20.1 million to sales). Foreign exchange rates on Canadian sales accounted for $8.7 million of the year-on-year sales growth. Excluding the effects of copper, the acquisition of IMS and foreign exchange, electrical and electronic wire and cable sales were up $88.2 million, or approximately 9.9%, in the 39 weeks ended September 28, 2007 as compared to the corresponding period in 2006. In the OEM supply market, sales increased 11.7%, or $36.6 million, with strong sales growth to aerospace and defense customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 13.5% in the 39 weeks ended September 28, 2007 as compared to the same period in 2006.
     Gross Margins: Gross margins decreased to 23.8% in the 39 weeks ended September 28, 2007 from 24.1% in the corresponding period in 2006 due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.

ANIXTER INTERNATIONAL INC.
     Operating Income: As a result of the sales growth of 13.9% and better leveraging of the expense structure, operating margins were 8.3% in the 39 weeks ended September 28, 2007 as compared to 7.5% in the corresponding period in 2006. Operating expenses increased $26.5 million, or 5.9%, in the 39 weeks ended September 28, 2007 from the corresponding period in 2006. The acquisition of IMS increased operating expenses by $3.9 million, while foreign exchange rate changes increased operating expenses by $1.6 million. Excluding IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $21.0 million, or 4.7%, primarily due to variable costs associated with the 12.7% organic growth in sales.
     Improved operating margins on higher sales generated an increase in operating income of $54.7 million, or 27.2%, in the 39 weeks ended September 28, 2007 as compared to the corresponding period in 2006. The IMS acquisition accounted for $2.0 million of the increase while favorable foreign exchange rate changes added $1.5 million to operating income. Excluding IMS and the favorable effects of foreign exchange rates, operating income increased $51.2 million in the 39 weeks ended September 28, 2007 as compared to the same period in 2006.
Europe Results of Operations

	39 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$953.3	$704.6	35.3%
Gross profit	$245.3	$182.9	34.1%
Operating expenses	$200.6	$153.0	31.1%
Operating income	$44.7	$29.9	49.3%
     Net Sales: When compared to the corresponding period in 2006, Europe net sales for the 39 weeks ended September 28, 2007 increased 35.3% to $953.3 million, including $84.9 million due to recent acquisitions and $68.6 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $799.8 million in the 39 weeks ended September 28, 2007, which represents an increase of $95.2 million, or approximately 13.5%, over the corresponding period in 2006. This organic growth reflects a continuation of improving economic conditions since the second half of 2006, solid large project growth, especially in the electrical wire and cable market, an expanding base of global account projects, continued progress in expanding the geographical scope of the electrical wire and cable business and strong growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $163.6 million in the 39 weeks ended September 28, 2007 as compared to $109.0 million in the prior year period. Exclusive of $12.7 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 38.4% higher than the corresponding period of 2006.
     Gross Margins: Gross margins decreased to 25.7% in the 39 weeks ended September 28, 2007 from 26.0% for the same period in 2006. The decrease is due to a decline in the inventory gains realized from the fluctuations of copper prices.
     Operating Income: As a result of the sales growth of 35.3% and better leveraging of the expense structure, operating margins were 4.7% in the 39 weeks ended September 28, 2007 as compared to 4.2% in the corresponding period in 2006. This improvement in operating margins reflects the operating leverage the Company gained as a result of organic sales growth and acquisitions. Operating expenses increased $47.6 million, or 31.1%, in the 39 weeks ended September 28, 2007 from the corresponding period in 2006. Recent acquisitions increased operating expenses by $23.2 million, while foreign exchange rate changes increased operating expenses by $13.6 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $10.8 million, or 7.0%, primarily due to variable costs associated with the 13.5% organic growth in sales. Included in the operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.

ANIXTER INTERNATIONAL INC.
     Improved operating margins on higher sales generated an increase in operating income of $14.8 million, or 49.3%, in the 39 weeks ended September 28, 2007 as compared to the corresponding period in 2006. The recent acquisitions accounted for $8.0 million of the increase while favorable foreign exchange rate changes added $3.3 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $3.5 million in the 39 weeks ended September 28, 2007 as compared to the same period in 2006. Operating income in 2007 was, however, negatively impacted by the $3.5 million of expenses incurred in conjunction with the consolidation of certain facilities and reductions in staff, which will result in a favorable effect on future earnings through lower operating costs.
Emerging Markets Results of Operations

	39 Weeks Ended
	September 28,	September 29,	Percent
	2007	2006	Change
		(In millions)
Net sales	$340.8	$243.0	40.3%
Gross profit	$72.5	$52.2	38.9%
Operating expenses	$48.0	$36.2	32.7%
Operating income	$24.5	$16.0	52.8%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2007 increased 40.3% to $340.8 million from $243.0 million in the corresponding period of 2006. Excluding the $7.3 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 37.2%. Asia Pacific sales grew 75.2%, while Latin America sales increased 27.4% in the 39 weeks ended September 28, 2007 compared to the prior corresponding period in 2006. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the 39 weeks ended September 28, 2007, Emerging Markets gross margins decreased to 21.3% from 21.5% in the corresponding period in 2006, primarily due to larger projects at lower margins.
     Operating Income: Emerging Markets operating income increased $8.5 million, or 52.8%, in the 39 weeks ended September 28, 2007 compared to the corresponding period in 2006. Operating expenses increased $11.8 million (inclusive of $0.9 million due to changes in foreign exchange rates) in the 39 weeks ended September 28, 2007, or 32.7% compared to the prior year period. Results in 2006 were affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses by $2.2 million. Excluding the sales tax-related settlement, operating expenses increased $9.6 million, or 25.0% from the 39 weeks ended September 29, 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 7.2% from 5.7% (excluding the favorable effect of sales tax-related settlement of $2.2 million) in 2006. Exchange rate changes had a $0.6 million favorable impact on operating income.
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

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of interest rate changes and fluctuations in foreign currencies, as well as changes in the market value of its financial instruments. The Company’s 5.95% senior notes bear interest at a fixed rate. Therefore, changes in interest rates do not affect interest expense incurred on the 5.95% senior notes but do affect their fair values. A hypothetical change in interest rates of 1.0% relative to interest rates at September 28, 2007 and December 29, 2006 would not have a material impact on the fair value of the 5.95% senior notes.
     The Company also has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $882.0 million at September 28, 2007 from $299.4 million at December 29, 2006, primarily due to the issuance of $300.0 million of convertible senior notes, as well as the increase in the Company’s stock price during the 39 weeks ended September 28, 2007. A hypothetical 10% decrease in the price of the Company’s common stock from the price at September 28, 2007 and December 29, 2006 would have reduced the fair value of its then outstanding convertible debt by $88.2 million and $29.9 million, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 28, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2007. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS.
(10)	Material Contracts.
10.1	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated September 27, 2007, among Anixter Receivables Corporation, as Seller, Anixter, Inc., as Servicer, JPMorgan Chase Bank, NA, as Agent and the other financial institutions named herein.
(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
November 1, 2007	By:	/s/ Robert W. Grubbs
Robert W. Grubbs
President and Chief Executive Officer

November 1, 2007	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer