Form 10-K
period 2007-12-28
ANIXTER INTERNATIONAL INC
filed 2008-02-21
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $2,374,647,372 as of June 29, 2007.

At February 18, 2008, 35,530,192 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

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

In the second quarter of 2007, the Company announced that it had acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”) a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. Both of these acquisitions complement Anixter’s product offering with a broad array of valued-added services and inventory management programs to Original Equipment Manufacturers (“OEMs”). These, along with other strategic acquisitions made over the last five years (MFU Holding S.p.A. (“MFU”), IMS, Inc. (“IMS”), Infast Group plc (“Infast”), Distribution Dynamics Inc., Walters Hexagon Group Ltd. and Pentacon Inc.), further the Company’s goal of building on the Company’s current strategic platform to drive future organic sales growth.

(b)	Financial Information about Industry Segments

The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors, installers and end users, including manufacturers, natural resources companies, utilities and OEMs who use the Company’s products as a component in their end product. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

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

For certain financial information concerning the Company’s business segments, see Note 10. “Business Segments” in the Notes to the Consolidated Financial Statements.

(c)	Narrative Description of Business

Overview

The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company’s comprehensive supply chain management solutions are designed to reduce customer procurement, deployment and management costs and enhance overall production or installation efficiencies. Inventory management services are frequently provided under customer contracts for periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities.

Through a combination of its service capabilities and a portfolio of products from industry leading manufacturers, Anixter is a leading global distributor of data, voice, video and security network communication products and the largest North American distributor of specialty wire and cable products. In addition, Anixter is a leading distributor of “C” Class inventory components which are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications.

Customers

The Company sells products to over 100,000 active customers. These customers are international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 3% of sales and no single end-market industry group accounting for more than 10% of sales.

Products

Anixter sells over 400,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. The products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. In addition, Anixter provides electrical wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance, repair and construction-related applications as well as by OEMs. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by OEMs in manufacturing a wide variety of products.

Suppliers

The Company sources products from over 5,000 suppliers. However, approximately 32% of Anixter’s dollar volume purchases in 2007 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter does not compete with its suppliers in product design or manufacturing activities. Anixter also does not sell private label products that are either an Anixter brand or a brand name exclusive to Anixter. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with Anixter, the Company’s sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.

The Company’s typical distribution agreement includes the following significant terms:

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

Anixter operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 12 warehouses as regional warehouses. Collectively, these facilities store approximately half of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local pick-up needs of customers. The network of warehouses and sales offices consists of 141 locations in the United States, 18 in Canada, 40 in the United Kingdom, 34 in Continental Europe, 21 in Latin America, 17 in Asia and 4 in Australia/New Zealand.

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

Employees

At December 28, 2007 the Company and its subsidiaries employed over 8,000 people. Approximately 42% of the employees are engaged in sales or sales-related activities, 41% are engaged in warehousing and distribution operations and 17% are engaged in support activities including inventory management, information services, finance, human resources and general management. Less than three percent of the Company’s employees are covered by collective bargaining agreements.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly skilled workforce and global distribution network. The Company believes its unique global distribution platform provides a competitive advantage to serving multinational customers’ needs. The Company’s operations and logistics platform gives it the ability to ship orders from inventory stock for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout much of its operations in 49 countries that provide its customers and suppliers with global consistency.

Anixter enhances its value to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9002 and QSO 9000. The Company uses its testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At its data network-testing lab located at the Company’s suburban Chicago headquarters, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs.

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

Generally, backlog orders, excluding contractual customers, represent approximately four weeks of sales and ship to customers within 30 to 60 days from order date. The Company’s operations and logistics platform gives it the ability to ship orders from inventory stock for delivery within 24 to 48 hours to all major global markets.

Seasonality

The operating results of the Company are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Consecutive quarter sales from the third to fourth quarters are generally lower due to the number of holidays and lower number of billing days as compared to other consecutive quarter comparisons.

(d)	Financial Information about Geographic Areas

For information concerning foreign and domestic operations and export sales see Note 7. “Income Taxes” and Note 10. “Business Segments” in the Notes to the Consolidated Financial Statements.

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

The Company’s Internet website also contains corporate governance information including corporate governance guidelines; audit, compensation and nomination and governance committee charters; nomination process for directors; and the Company’s business ethics and conduct policy.

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

Most of the Company’s agreements with suppliers are cancelable by either party on short notice for any reason. The Company currently sources products from over 5,000 suppliers. However, approximately 32% of the Company’s dollar volume purchases in 2007 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control.

The Company’s foreign operations are subject to political, economic and currency risks.

The Company derives approximately 41% of its revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect the Company’s results of operations, cash flows and financial condition in these markets. The Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.

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

The Company’s operating results may be affected by changes in commodity prices, primarily copper, which is a major component in the electrical wire and cable products sold by the Company. As the Company’s purchase costs with suppliers increase to reflect the higher copper prices, its mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at lower prices and sold as prices increase favorably affects the Company’s results. However, a decline in copper prices would have the opposite effect, negatively affecting the Company’s results.

The Company has risks associated with the integration of acquired businesses.

The Company’s recent growth in sales and earnings is attributable to a combination of organic growth and acquisitions. In connection with recent and future acquisitions, it is necessary for the Company to continue to create a cohesive business from the various acquired properties. This requires the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, electronic interfaces with customers of acquired businesses, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. No assurance can be given that these various actions can continue to be completed without disruption to the business, that the various actions can be completed in a short period of time or that anticipated improvements in operating performance can be achieved.

The Company’s debt agreements could impose restrictions on its business.

The Company’s debt agreements contain numerous financial and operating covenants that limit its discretion with respect to certain business matters. These covenants restrict the Company’s ability to incur additional indebtedness. As a result of these restrictions, the Company is limited in how it may conduct business and may be unable to compete effectively or take advantage of new business opportunities.

The Company has risks associated with accounts receivable.

Although no single customer accounts for more than 3% of the Company’s sales, a payment default by one of its larger customers could have a short-term impact on earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s distribution network consists of approximately 220 warehouses in 49 countries with more than 6 million square feet. There are 12 regional distribution centers (100,000 — 575,000 square feet), 32 local distribution centers (35,000 — 100,000 square feet) and 176 service centers. Additionally, the Company has approximately 55 sales offices throughout the world. All but 3 of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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

During the fourth quarter of 2007, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 21, 2008, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert W. Grubbs Jr., 51	President and Chief Executive Officer of the Company since February 1998; President and Chief Executive Officer of Anixter since July 1994.
Robert J. Eck, 49	Executive Vice-President — Chief Operating Officer of the Company since September 2007; Executive Vice-President — Enterprise Cabling and Security Systems of Anixter from January 2004 to September 2007; Senior Vice-President — Physical Security and Integrated Supply Solutions of Anixter from 2003 to 2004; Senior Vice-President — Integrated Supply Solutions of Anixter from 2002 to 2003.
Dennis J. Letham, 56	Executive Vice-President — Finance and Chief Financial Officer of the Company since September 2007; Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993.
John A. Dul, 46	Secretary of the Company since November 2002; General Counsel since May 1998; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.
Terrance A. Faber, 56	Vice-President — Controller of the Company since October 2000.
Philip F. Meno, 48	Vice-President — Taxes of the Company since May 1993.
Nancy C. Ross-Dronzek, 47	Vice-President — Internal Audit of the Company since December 2007 and of Anixter since July 2007. Director — Corporate Audit at The Boeing Company from 2003 to 2007.
Rodney A. Shoemaker, 50	Vice-President — Treasurer of the Company since July 1999.
Rodney A. Smith, 50	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 12. “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2007:

			Total Number of	Maximum Number of
			Shares Authorized	Shares That May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under
Fiscal Reporting Period	Shares Purchased	Paid per Share	Announced Programs	the Programs(1)

Four week period ending October 26	—	$—	—
Four week period ending November 23	1,000,000	66.99	1,000,000
Five week period ending December 28	250,000	60.55	1,000,000

Total	1,250,000	$65.70	2,000,000	750,000

(1)	On November 2, 2007, the Company noted that all previously announced share repurchase programs had been completed prior to the end of the first quarter of 2007, and announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares. The repurchase of these shares was completed in the November fiscal month of the fourth quarter of 2007. On November 27, 2007, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares. The Company noted that this program is in addition to all previously announced share repurchase programs that have been completed, including the one announced on November 2, 2007. Subsequent to fiscal 2007, the remaining 750,000 shares (that could be purchased under the November 27, 2007 share repurchase program as of December 28, 2007) were repurchased. See Note 13. “Subsequent Event” in the notes to the Company’s consolidated financial statements for further information.

PERFORMANCE GRAPH

The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in Anixter’s common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on the Company’s Common Stock with that of a broad market index and a peer group index consistent with the prior year. The Company’s Peer Group Index for 2007 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

* $100 invested on 1/3/03 in stock or index-including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2007	2006	2005	2004	2003
		(In millions, except per share amounts)

Selected Income Statement Data:
Net sales	$5,852.9	$4,938.6	$3,847.4	$3,275.2	$2,625.2
Operating income[a]	439.1	337.1	189.4	138.0	92.3
Interest expense and other, net[b]	(41.6)	(34.1)	(30.8)	(16.7)	(12.8)
Extinguishment of debt[c]	—	—	(1.2)	(0.7)	(6.6)
Income before extraordinary gain[a,b,c,e]	253.5	209.3	90.0	73.6	41.9
Extraordinary gain, net[d]	—	—	—	4.1	—
Net income[a,b,c,d,e]	$253.5	$209.3	$90.0	$77.7	$41.9
Basic income per share:
Income before extraordinary gain	$6.79	$5.36	$2.37	$2.00	$1.15
Net income	$6.79	$5.36	$2.37	$2.11	$1.15
Diluted income per share:
Income before extraordinary gain	$6.00	$4.86	$2.22	$1.90	$1.13
Net income	$6.00	$4.86	$2.22	$2.01	$1.13
Dividends declared per common share [f]	$—	$—	$4.00	$1.50	$—
Selected Balance Sheet Data:
Total assets[b,g]	$3,016.2	$2,566.2	$2,012.1	$1,706.6	$1,371.4
Total short-term debt[h]	$84.1	$212.3	$1.0	$0.1	$0.2
Total long-term debt[b,h]	$937.2	$597.0	$625.1	$412.4	$239.2
Stockholders’ equity[f,g]	$1,047.8	$962.0	$706.4	$763.0	$690.8
Book value per diluted share	$30.83	$22.33	$17.30	$19.75	$18.58
Weighted-average diluted shares	42.2	43.1	40.8	38.6	37.2
Year-end outstanding shares	36.3	39.5	38.4	37.4	36.4
Other Financial Data:
Working capital[b]	$1,439.0	$1,097.8	$932.6	$815.3	$562.7
Capital expenditures	$36.1	$24.8	$15.0	$14.5	$25.9
Depreciation and amortization	$44.5	$35.3	$30.3	$25.6	$24.3

In May of 2007, April of 2007, October of 2006, May of 2006, July of 2005, June of 2004 and September of 2003, the Company acquired Eurofast, TSS, MFU, IMS, Infast, Distribution Dynamics Inc. and Walters Hexagon for $26.9 million, $8.3 million, $61.2 million, $28.8 million, $71.8 million, $32.9 million and $43.9 million, respectively, inclusive of legal and advisory fees. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

Notes:

(a)	For the year ended December 29, 2006, operating income includes a favorable sales tax-related settlement in Australia which reduced operating expenses by $2.2 million ($0.04 per diluted share). For the year ended December 31, 2004, operating income includes net favorable adjustments to cost of sales of $10.2 million ($0.16 per diluted share) arising primarily from a revised agreement with a third party that eliminated the Company’s potential liability under an old contract, an impairment charge of $1.8 million ($0.03 per diluted share) to write down to fair value the value assigned to a trade name and unfavorable expenses of $5.2 million ($0.09 per diluted share) related to the relocation of the Company’s largest distribution facility, severance costs associated with staffing reductions in Europe and acquisition-related charges.

(b)	In 2006, the Company recorded interest income of $6.9 million ($0.10 per diluted share) as a result of tax settlements in the U.S. and Canada. In the fourth quarter of 2000, the Company incurred an $8.8 million charge ($0.12 per diluted share) relating to the discount on the initial non-recourse sale of accounts receivable to

Anixter Receivables Corporation (“ARC”), an unconsolidated wholly owned special purpose corporation in connection with an accounts receivable securitization program. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. Due to the accounting consolidation of ARC at the end of the third quarter of 2004, the Company recovered the remaining $6.4 million ($0.10 per diluted share) of discount costs during the fourth quarter of 2004. As a result of the consolidation of ARC, working capital, total assets and debt increased in 2004 by approximately $222.2 million, $168.3 million and $161.8 million, respectively.

(c)	On June 28, 2005, the Company retired all of its remaining convertible notes due 2020 for $69.9 million and recorded a charge of $1.2 million ($0.02 per diluted share) related to the write-off of deferred financing costs. In 2004, the Company recorded a charge of $0.7 million ($0.01 per diluted share) related to the write-off of deferred financing costs associated with the early termination and refinancing of the Company’s $275.0 million revolving credit facility. In 2003, the Company recorded a charge of $6.6 million ($0.11 per diluted share) for the early retirement of $67.5 million of its convertible notes due 2020 and debt issuance costs associated with the cancellation of $115.0 million of its available revolving credit facility.

(d)	An extraordinary gain of $4.1 million ($0.11 per diluted share) was recorded in 2004 associated with the receipt of $4.7 million of cash for a 1983 matter related to Itel Corporation, the predecessor of the Company.

(e)	For the year ended December 28, 2007, the Company recorded $11.8 million ($0.28 per diluted share) of net income primarily related to foreign tax benefits as well as a tax settlement in the U.S. For the year ended December 29, 2006, the Company recorded $27.0 million ($0.63 per diluted share) of net income primarily related to tax settlements in the U.S. and Canada and the initial establishment of deferred taxes associated with its foreign operations. For the year ended December 30, 2005, net income includes a reduction in tax expense of $1.4 million ($0.03 per diluted share) related to a favorable income tax ruling in Europe and an additional tax provision of $7.7 million ($0.19 per diluted share) related to the repatriation of accumulated foreign earnings.

(f)	Stockholders’ equity reflects treasury stock purchases of $244.8 million and $35.6 million in 2007 and 2003, respectively, all of which have been retired. The Company did not purchase any treasury shares in 2006, 2005 or 2004. As of December 29, 2006 and December 30, 2005, stockholders’ equity reflects the 2005 and 2004 special dividends declared of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. Dividends declared in 2005 and 2004 were approximately $156.1 million and $55.8 million, respectively.

(g)	In 2006, upon the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (“SFAS No. 158”) the Company recorded the amount of its unfunded pension liability on its balance sheet resulting in an increase of $25.9 million in total pension liabilities. The pension liability adjustment was offset by a net reduction in stockholders’ equity of $19.0 million and deferred tax assets of $6.9 million. In accordance with SFAS No. 158, the financial statements for periods prior to the date of adoption have not been restated.

(h)	At December 28, 2007 and December 29, 2006, short-term debt primarily consists of the accounts receivable securitization facility. During the first quarter of 2007, the Company issued $300 million of convertible senior notes due 2013. For more information on short-term and long-term debt, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 29 to 58 of this Report.

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

Acquisition of Businesses

In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”), a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. The Company paid approximately $35.2 million for these businesses. As a result of these acquisitions, sales and operating income were favorably affected for the year ended December 28, 2007 by $31.5 million and $2.8 million, respectively, as compared to the prior year.

In May and October of 2006, respectively, the Company acquired all of the outstanding shares of IMS, Inc. (“IMS”), a wire and cable distributor in the U.S., and MFU Holding S.p.A. (“MFU”), a fastener distributor based in Italy. The Company also acquired a small company in Eastern Europe during 2006. The Company paid approximately $93.8 million for these businesses ($90.5 million in 2006 and additional payments of $3.3 million in 2007) and assumed debt of $5.8 million. As a result of these acquisitions, sales and operating income were favorably affected during the year ended December 28, 2007 by $94.0 million and $9.3 million, respectively, as compared to the prior year.

On July 8, 2005, the Company acquired all of the outstanding shares of Infast, a UK-based fastener distributor, for approximately $71.8 million. Included in the results of the Company for 2006 and the final six months of 2005 are Infast sales of $275.7 million and $126.4 million, respectively, and operating income of $5.1 million and $1.7 million, respectively.

These acquisitions were accounted for as purchases and their respective results of operations are included in the consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the Company’s operating results would not have been significantly different. Intangible amortization expense is expected to be approximately $7.5 million per year for the next five years.

Financial Liquidity and Capital Resources

Overview

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be due to changes in working capital as a result of the rate of sales increase or decline.

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

Cash Flow

Year ended December 28, 2007: Net cash provided by operating activities was $138.2 million in 2007, compared to $40.0 million net cash used in operating activities in 2006. The increase in cash provided by operating activities was primarily related to changes in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities). In 2007, working capital changes represented a use of operating cash of $139.8 million as compared to $286.8 million in 2006. Net income also contributed to the increase in cash provided by operating activities. Net income increased $44.2 million in 2007 as compared to 2006.

Consolidated net cash used in investing activities decreased to $73.9 million in 2007 from $115.3 million in 2006. The Company spent $90.5 million (net of cash acquired) in 2006 to acquire MFU, IMS and a small business in Eastern Europe. During 2007, the Company made additional payments of $3.3 million related to the businesses acquired in 2006 and spent $35.2 million (net of cash acquired) to purchase TSS and Eurofast. Capital expenditures of $36.1 million increased $11.3 million during 2007 from $24.8 million in 2006. Capital expenditures are expected to decrease slightly to approximately $35.7 million in 2008 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure.

Net cash used in financing activities was $73.0 million in 2007 compared to net cash provided by financing activities of $184.4 million in 2006. In 2007, the Company issued $300 million of 1% Convertible Senior Notes due 2013 (“Notes due 2013”) and amended its revolving credit facility. Issuance costs related to the Notes due 2013 and the amended revolving credit facility were $7.5 million and $1.0 million, respectively. The net proceeds of $292.5 million from the issuance of the $300.0 million Notes due 2013 were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. During the fourth quarter of 2007, the Company purchased additional shares of its common stock at a total cost of $82.1 million ($3.0 million of which was accrued at year end 2007). In 2007, the Company decreased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility, by $112.8 million compared to an increase of $157.2 million in 2006. Proceeds from the issuance of common stock relating to the exercise of stock options were $11.7 million in 2007 compared to $16.1 million in 2006. The 2007 and 2006 cash provided by financing activities include $16.3 million and $12.0 million, respectively, of cash from the income tax benefit associated with employee stock plans.

Year ended December 29, 2006: Consolidated net cash used in operating activities was $40.0 million in 2006, compared to a $0.5 million source of cash in 2005. The decrease in cash flow from operations was primarily due to the increase in working capital (primarily accounts receivable and inventory) needed to support a 28.4% increase in sales.

Consolidated net cash used in investing activities increased to $115.3 million in 2006 versus $86.8 million for 2005. During 2006, the Company spent $90.5 million to purchase MFU, IMS and a small business in Eastern Europe compared to $71.8 million of cash used in 2005 to acquire Infast. Capital expenditures increased $9.8 million during 2006 compared to 2005.

Consolidated net cash provided by financing activities was $184.4 million in 2006 compared to $54.7 million in 2005. Proceeds from the issuance of common stock relating to the exercise of stock options were $16.1 million in 2006 compared to $15.0 million in 2005. The fiscal year 2006 includes $12.0 million of cash provided from the income tax benefit associated with employee stock plans as a result of the Company’s adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). In 2005, the tax benefit was classified in operating activities in the statement of cash flows. In 2006, the Company increased borrowings under its bank revolving lines of credit and accounts receivable securitization facility by $157.2 million compared to an increase of $64.2 million in 2005. In 2005, the Company issued $200.0 million of 5.95% unsecured Senior Notes due 2015 (“Notes due 2015”). The proceeds of $199.6 million were used to reduce borrowings under revolving lines of credit, redeem convertible notes payable for $69.9 million and acquire the shares of Infast. Issuance costs, primarily related to the offering, were $2.3 million, which were partially offset by proceeds of $1.8 million that resulted from an interest rate hedge completed prior to the offering.

Financings

Convertible Notes

On February 16, 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders.

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

Net proceeds from this offering were approximately $292.5 million after deducting discounts, commissions and expenses. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares of common stock at a cost of $110.4 million ($55.20 per share) with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.

The Company’s 3.25% zero coupon Convertible Notes due 2033 (“Notes due 2033”) have an aggregate principal amount at maturity of $369.1 million. Based on the Company’s stock price at the end of 2007, the Notes due 2033 were convertible. The conversion of the Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on July 7, 2009 at a price equal to $461.29 per Note due 2033.

Although the notes were convertible at the end of 2007, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at December 28, 2007. The book value of the Notes due 2033 was $162.2 million and $158.8 million at December 28, 2007 and December 29, 2006, respectively.

The Notes due 2013 and the Notes due 2033 are structurally subordinated to the indebtedness of Anixter Inc. For further information regarding the convertible notes, see Note 2. “Income Per Share” and Note 5. “Debt” in the notes to the consolidated financial statements.

Revolving Lines of Credit

On September 26, 2007, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured amended and restated revolving credit agreement, dated April 20, 2007. This amendment allows for borrowings of up to $450 million (or the equivalent in Euro) for a 5-year period ending in April of 2012, an increase of $100 million from the prior limit. At December 28, 2007, long-term borrowings under this facility were $242.9 million as compared to $176.8 million of outstanding long-term borrowings at December 29, 2006 under the former facility. The current pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points.

The current pricing for the additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. Other than the pricing difference, no other terms or conditions of the credit agreement changed as a result of the $100 million increase in borrowing availability. Facility fees totaled $0.7 million in 2007 and $0.8 million in both 2006 and 2005 and were included in interest expense in the consolidated results of operations.

The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of December 28, 2007, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. See Exhibit 10.28 to this Annual Report on Form 10-K for definitions of the covenant ratios.

In July 2007, the Company amended Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility which is used for general corporate purposes. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are currently 15.0 basis points. At December 28, 2007 and December 29, 2006, $20.4 million and $19.0 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at December 28, 2007 and December 29, 2006, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $11.7 million and $42.4 million, respectively.

Notes Due 2015

Anixter Inc. has $200.0 million of Notes due 2015, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of December 28, 2007 and December 29, 2006, the Company’s short-term debt outstanding was $84.1 million and $212.3 million, respectively. Short-term debt consists primarily of the funding related to the securitization facility, as the program is set to expire within one year of December 28, 2007.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $225.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during 2007 and 2006 was approximately $112.9 million and $182.5 million, respectively.

Interest Expense

Consolidated interest expense was $45.2 million, $38.8 million and $27.2 million for 2007, 2006, and 2005, respectively. The increase in interest expense is primarily due to a combination of higher debt levels as a result of a series of recent acquisitions, the working capital requirements associated with strong organic growth and the repurchase of shares completed during 2007. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007, that have lowered the Company’s average cost of borrowings. While interest rates on approximately 77% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of 2007, its weighted-average cost of borrowings declined to 4.4% in 2007 from 5.3% and 5.0% in 2006 and 2005, respectively. The Company’s debt-to-total capitalization increased from 45.7% at December 29, 2006 to 49.4% at December 28, 2007. The impact of interest rate agreements was minimal in 2007, 2006 and 2005.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of December 28, 2007:

	Payments due by period
						Beyond
	2008	2009	2010	2011	2012	2012	Total
				(In millions)

Debt [a]	$84.1	$1.7	$0.2	$0.2	$435.1	$500.0	$1,021.3
Contractual Interest [b]	35.7	31.5	31.4	50.9	19.9	26.1	195.5
Purchase Obligations [c]	625.3	25.3	3.3	0.1	—	—	654.0
Operating Leases	60.1	51.8	42.8	33.6	26.9	78.5	293.7
Deferred Compensation Liability [d]	1.1	0.9	3.9	1.8	1.8	24.7	34.2
Pension Plans [e]	7.4	—	—	—	—	—	7.4

Total Obligations	$813.7	$111.2	$81.6	$86.6	$483.7	$629.3	$2,206.1

Notes:

a	Included in debt are capital lease obligations of $0.8 million, of which approximately $0.2 million are due in each period from 2008 to 2011. The securitization program is set to expire within one year of December 28, 2007 and the outstanding balance of $60.0 million was classified as short-term. At December 28, 2007, Anixter had $252.5 million of borrowings under its long-term revolving credit facilities maturing in April of 2012. Holders of the Company’s 3.25% zero coupon Notes due 2033 may require the Company to purchase, in cash, all or a portion of their convertible notes in July 2009 at the accreted value. The Company has the intent and ability to refinance the accreted value of the Notes due 2033 with existing long-term financing agreements available at December 28, 2007. The book value of the Notes due 2033 was $162.2 million and will accrete to $186.5 million in April of 2012 when the Company’s long-term revolving credit facilities mature. The $200.0 million Notes due 2015 are reflected in the column Beyond 2012 along with the $300.0 million Notes due 2013 (the Notes due 2013 were not convertible at the end of 2007).

b	Interest payments on debt outstanding at December 28, 2007 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at December 28, 2007.

c	Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

d	A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2007, the deferred compensation liability was $34.2 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased a series of company-owned life insurance policies on the lives of plan participants. At December 28, 2007, the cash surrender value of these company life insurance policies was $34.8 million.

e	The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 28, 2007, the current portion of the Company’s pension liability of $39.9 million was $0.3 million. The Company currently estimates that it will be required to contribute $7.4 million to its foreign and domestic pension plans in 2008. The Company also is expected to make $6.0 million of discretionary contributions to its domestic plans in 2008. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2008.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $116.0 million at December 28, 2007, which are subject to various provisions of each respective country. Approximately $21.7 million of this amount expires between 2008 and 2017, and $94.3 million of the amount has an indefinite life. Of the $116.0 million NOL carryforwards of foreign subsidiaries, $76.0 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 28, 2007 were approximately $40.0 million, which are subject to various provisions of each respective country. Approximately $21.7 million of this amount expires between 2008 and 2017 and $18.3 million of the amount has an indefinite life. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Liquidity Considerations and Other

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had nor are expected to have an adverse impact on the Company’s ability to meet its cash obligations.

At the current level of operating margin and working capital turns, the Company estimates that in 2008 it will have positive cash flow from operating activities and after capital expenditures. The Company may continue to pursue opportunities to acquire businesses, issue or retire borrowings or equity or pay special dividends in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. Assuming the current level of operating margins and working capital turns, if the organic sales growth rate in 2008 were to exceed approximately 15% to 17%, then the incremental working capital required to support the increase in sales may result in the Company having negative cash flows from operations. The Company believes it has adequate sources of liquidity to fund its expected growth in operations.

On September 15, 2005, the Company’s Board of Directors declared a special dividend of $4.00 per common share as a return of excess capital to shareholders. The 2005 special dividend of $156.1 million was paid to or accrued for shareholders of record as of October 14, 2005. On October 31, 2005, the Company paid $153.5 million of the dividend.

Results of Operations

Overview

The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A “Risk Factors.”

During 2007, the Company continued to experience very solid, broad-based sales growth in nearly all of the end markets it serves and made continued progress on initiatives to grow its security and fastener sales and supply chain service offerings. Sales, gross profits, operating expense and operating profits, all showed year-on-year increases from a combination of a series of recently-completed acquisitions, exchange rate changes related to the weaker U.S. dollar and strategic growth initiatives. Important to this overall improvement in operating leverage was the impact of strong growth in both Europe and the Emerging Markets. This success allowed the Company to better leverage the expense structure and investment in its extensive multi-country business platform.

In 2007, sales increased to a record $5,852.9 million, or 18.5%, as compared to 2006. Sales strength reflected a continuation of the trend that had been developing throughout 2006: an increasing volume of larger projects and customer capital spending that carried into 2007. At the same time, solid execution of the Company’s outlined strategies to expand its product and supply chain service offerings, along with a focus on broadening and diversifying the Company’s customer base, further added to the sales momentum experienced in 2007. As a result of these factors, the Company’s organic growth rate was 13.2% in 2007 (which excludes the favorable effect of $125.5 million related to acquisitions and $139.3 million of favorable foreign exchange).

The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. As the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Overall, copper prices had no meaningful impact on financial results in 2007 as year-on-year price fluctuations stabilized. Market-based copper prices averaged approximately $3.23 per pound during 2007 compared to $3.12 per pound in 2006.

The strong sales momentum in 2007 led to substantially improved bottom-line results, including record net income and earnings per share. A major goal of the Company’s strategies is to better leverage its operating expense structure through a combination of strong revenue growth and tight expense controls. The Company was able to reduce costs as a percentage of sales and increase operating income to $439.1 million in 2007 from $337.1 million in 2006. As a result of strong sales growth and the Company’s ability to further leverage its operating expense structure, operating margins increased 70 basis points to 7.5% in 2007 as compared to 6.8% in 2006.

Net income of $253.5 million increased 21.1% from $209.3 million in 2006. Net income in 2007 includes $11.8 million, or $0.28 per diluted share, primarily related to foreign tax benefits as well as a tax settlement in the U.S. Exclusive of these tax benefits, net income was $241.7 million, or $5.73 per diluted share. In 2006, the Company’s results include $27.0 million, or $0.63 per diluted share, of net income associated with tax benefits primarily related to its foreign operations and favorable tax settlements in the U.S. and Canada. Excluding the tax benefits and the favorable tax settlements, net income was $182.3 million, or $4.23 per diluted share.

2007 versus 2006

Consolidated Results of Operations

	Years Ended
	December 28,	December 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$5,852.9	$4,938.6	18.5%
Gross profit	$1,413.3	$1,199.3	17.8%
Operating expenses	$974.2	$862.2	13.0%
Operating income	$439.1	$337.1	30.3%

Net Sales: The Company’s net sales during 2007 increased $914.3 million, or 18.5%, to $5,852.9 million from $4,938.6 million in 2006. A series of recently-completed acquisitions accounted for $125.5 million of the increase while favorable effects of foreign exchange rates contributed $139.3 million to sales. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $649.5 million, or approximately 13.2%, in 2007 as compared to the prior year. The factors driving the Company’s strong organic growth were consistent with those the Company has seen during the past couple of years. The Company experienced solid growth in larger project business, as it relates to data center builds in the enterprise cabling market and particularly within the energy/natural resources customers in the electrical and electronic wire and cable market. The Company also continues to experience strong growth in security and OEM supply sales.

Gross Margins: Gross margins decreased in 2007 to 24.1% from 24.3% in 2006 mainly due to lower copper price volatility.

Operating Income: As a result of very strong sales growth and tight expense controls, operating margins were 7.5% in 2007 as compared to 6.8% in 2006. Operating expenses increased $112.0 million, or 13.0%, in 2007 from 2006. A series of recently-completed acquisitions have increased operating expenses by $32.1 million, while changes in foreign exchange rates increased operating expenses by $24.4 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $55.5 million, or 6.4%, primarily due to variable costs associated with the 13.2% organic growth in sales. Included in the 2007 operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.

Improved operating margins on higher sales generated an increase in operating income of $102.0 million, or 30.3%, in 2007 as compared to 2006. Recent acquisitions accounted for $12.1 million of the increase while favorable foreign exchange added $8.9 million to operating income. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $81.0 million, or 24.0%, in 2007 as compared to 2006.

Interest Expense: Consolidated interest expense was $45.2 million in 2007 as compared to $38.8 million in 2006. The weighted-average long-term debt balance in 2007 was $1,030.6 million as compared to $728.1 million in 2006. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 10.8% of the Company’s outstanding shares during 2007 and a series of recently-completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 77% of the Company’s borrowings fixed, its average cost of borrowings was 4.4% in 2007 as compared to 5.3% in the prior year.

Other, net:

	Years Ended
	December 28,	December 29,
	2007	2006
	(In millions)

Foreign exchange gain (loss)	$1.9	$(2.7)
Cash surrender value of life insurance policies	1.4	2.8
Other	0.3	4.6

	$3.6	$4.7

Primarily due to the strengthening of the Canadian dollar, British pound and Brazilian real, changes in foreign exchange rates resulted in a gain of $1.9 million in 2007 compared to a loss of $2.7 million in 2006. In 2006, the Company recorded interest income related to tax settlements in the U.S. and Canada.

Income Taxes: The consolidated tax provision increased to $144.0 million in 2007 from $93.7 million in 2006, primarily due to an increase in income before taxes. The effective tax rate for 2007 is 36.2% as compared to 30.9% in 2006. During 2007, the Company recorded tax benefits of $11.5 million primarily related to foreign tax benefits as well as a tax settlement in the U.S. During 2006, the Company recorded tax benefits of $22.8 million primarily related to the tax settlements and the initial establishment of deferred tax assets associated with its foreign operations. Excluding the tax benefits recorded in the years ended December 28, 2007 and December 29, 2006, the Company’s tax rate was 39.1% and 38.4%, respectively.

As a result of the above, net income for 2007 was $253.5 million compared with $209.3 million in 2006.

North America Results of Operations

	Years Ended
	December 28,	December 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$4,106.3	$3,611.7	13.7%
Gross profit	$981.7	$873.2	12.4%
Operating expenses	$636.7	$596.7	6.7%
Operating income	$345.0	$276.5	24.8%

Net Sales: When compared to 2006, North America net sales in 2007 increased 13.7% to $4,106.3 million from $3,611.7 million in 2006. Excluding the IMS sales for the first five months of 2007 (IMS was acquired in May of 2006) of $20.1 million and the favorable effects of foreign exchange rate changes of $36.0 million, North America net sales were $4,050.2 million in the year end December 28, 2007, which represents an increase of $438.5 million, or approximately 12.1%, over 2006.

Sales of enterprise cabling and security solutions in North America increased $255.6 million in 2007, or 14.7%, compared to 2006. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $11.7 million of the sales growth versus the prior year. North America electrical and electronic wire and cable sales of $1,411.3 million increased $199.0 million, or 16.4%, in 2007 from $1,212.3 million in 2006. The increase is due to a combination of increased demand, especially with larger projects from both new and existing customers, and the acquisition of IMS (which added approximately $20.1 million to sales). Foreign exchange rates on Canadian sales accounted for $23.3 million of the year-on-year sales growth. Excluding the acquisition of IMS and foreign exchange, electrical and electronic wire and cable sales were up $155.6 million, or approximately 12.8%, in 2007 as compared to 2006. In the OEM supply market, sales increased 10.7%, or $44.4 million, with strong sales growth to aerospace and defense customers. The Company continues to experience variability in sales to telecom original equipment manufacturers related to the capital spending patterns of their customers. Sales to this end market decreased 8.8% in the year ended December 28, 2007 as compared to 2006.

Gross Margins: Gross margins decreased to 23.9% in 2007 from 24.2% in 2006 due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.

Operating Income: As a result of the sales growth of 13.7% and better leveraging of the expense structure, operating margins were 8.4% in 2007 as compared to 7.7% in 2006. Operating expenses increased $40.0 million, or 6.7%, in 2007 from 2006. The acquisition of IMS increased operating expenses by $3.9 million, while foreign exchange rate changes increased operating expenses by $4.9 million. Excluding IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $31.2 million, or 5.2%, primarily due to variable costs associated with the 12.1% organic growth in sales.

Improved operating margins on higher sales generated an increase in operating income of $68.5 million, or 24.8%, in 2007 as compared to 2006. The IMS acquisition accounted for $2.0 million of the increase while favorable foreign exchange rate changes added $3.6 million to operating income. Excluding IMS and the favorable effects of foreign exchange rates, operating income increased $62.9 million, or 22.8%, in 2007 as compared to 2006.

Europe Results of Operations

	Years Ended
	December 28,	December 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$1,274.4	$980.4	30.0%
Gross profit	$331.0	$251.6	31.6%
Operating expenses	$270.4	$214.5	26.0%
Operating income	$60.6	$37.1	63.6%

Net Sales: When compared to 2006, Europe net sales for 2007 increased 30.0% to $1,274.4 million, including $105.4 million due to recent acquisitions and $92.5 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $1,076.5 million in 2007, which represents an increase of $96.1 million, or approximately 9.8%, over 2006. This organic growth reflects solid sales growth in the OEM supply market, large project growth, especially in the electrical wire and cable market, an expanding base of global account projects, continued progress in expanding the geographical scope of the electrical wire and cable business and strong growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $211.9 million in 2007 as compared to $154.2 million in the prior year. Exclusive of $16.2 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 26.9% higher than 2006.

Gross Margins: Gross margins increased to 26.0% in 2007 from 25.7% in 2006. The increase is due to the rapid growth associated with higher margin OEM supply sales, both organic and acquired, and better sourcing with suppliers that has improved gross margins.

Operating Income: As a result of the sales growth of 30.0% and better leveraging of the expense structure, operating margins were 4.8% in 2007 as compared to 3.8% in 2006. This improvement in operating margins reflects the operating leverage the Company gained as a result of organic sales growth and acquisitions. Operating expenses increased $55.9 million, or 26.0%, in 2007 from 2006. Recent acquisitions increased operating expenses by $28.2 million, while foreign exchange rate changes increased operating expenses by $18.1 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $9.6 million, or 4.4%, primarily due to variable costs associated with the 9.8% organic growth in sales. Included in the operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.

Improved operating margins on higher sales generated an increase in operating income of $23.5 million, or 63.6%, in 2007 as compared to 2006. The recent acquisitions accounted for $10.1 million of the increase while favorable foreign exchange rate changes added $4.3 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $9.1 million, or 24.6%, in 2007 as compared to 2006. Operating income in 2007 was, however, negatively impacted by the $3.5 million of expenses incurred in conjunction with the consolidation of certain facilities and reductions in staff, which will result in a favorable effect on future earnings through lower operating expenses.

Emerging Markets Results of Operations

	Years Ended
	December 28,	December 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$472.2	$346.5	36.3%
Gross profit	$100.6	$74.5	35.0%
Operating expenses	$67.1	$51.0	31.6%
Operating income	$33.5	$23.5	42.4%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2007 increased 36.3% to $472.2 million from $346.5 million in 2006. Excluding the $10.8 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 33.2%. Asia Pacific sales grew 61.8%, while Latin America sales increased 26.8% in 2007 compared to 2006. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.

Gross Margins: During the year ended December 28, 2007, Emerging Markets gross margins decreased to 21.3% from 21.5% in the corresponding period in 2006, primarily due to larger projects at lower margins.

Operating Income: Emerging Markets operating income increased $10.0 million, or 42.4%, in 2007 compared to 2006. Operating expenses increased $16.1 million (inclusive of $1.4 million due to changes in foreign exchange rates) in 2007, or 31.6% compared to 2006. Results in 2006 were affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses by $2.2 million. Excluding the sales tax-related settlement, operating expenses in 2007 increased $13.9 million, or 26.1%, from 2006. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased in 2007 to 7.1% from 6.2% (excluding the favorable effect of a sales tax-related settlement of $2.2 million) in 2006. Exchange rate changes had a $1.0 million favorable impact on operating income.

2006 versus 2005

Consolidated Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$4,938.6	$3,847.4	28.4%
Gross profit	$1,199.3	$925.1	29.6%
Operating expenses	$862.2	$735.7	17.2%
Operating income	$337.1	$189.4	77.9%

Net Sales: The Company’s net sales in 2006 increased 28.4% to $4,938.6 million from $3,847.4 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $140.2 million and the IMS and MFU sales in 2006 (IMS and MFU were acquired in May 2006 and October 2006, respectively) of $41.8 million and the favorable foreign exchange impact of $55.2 million, the Company’s net sales increased $854.0 million, or approximately 22.2%, in 2006 compared to the prior year. The increase in net sales was due to a combination of increased customer spending, market share gains from the addition of new customers, an expanded supply chain services offering, continued growth from the Company’s initiative to expand its security products distribution business, an expanding base of global customers being served on multiple continents and higher copper prices. The Company estimates that higher copper prices during 2006 increased electrical wire and cable sales by $198.0 million versus the same period in 2005. Excluding effects of higher copper prices, the acquisitions described above and the effects from changes in exchange rates, the Company’s net sales were $4,503.4 million, which represents an increase of 17.1% in 2006 compared to 2005.

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

Improved operating margins on higher sales generated an increase in operating income of $147.7 million, or 77.9% in 2006 compared to 2005. The acquisitions of Infast, IMS and MFU increased operating income by $5.1 million, while the favorable effects of foreign exchange rates added $4.8 million to operating income in 2006 compared to 2005. Excluding the acquisitions of Infast, IMS, MFU and the favorable effects of foreign exchange rates, operating income increased $137.8 million in 2006 compared to 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $48.8 million to the Company’s operating income during the year 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast, IMS and MFU and the favorable effects of foreign exchange, operating income for 2006 would have been $278.4 million, which represents an operating margin of 6.2% and an increase in operating profits versus the prior year of 47.0%.

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

Other, net:

	Years Ended
	December 29,	December 30,
	2006	2005
	(In millions)

Foreign exchange	$(2.7)	$(4.1)
Cash surrender value of life insurance policies	2.8	1.2
Other	4.6	(0.7)

	$4.7	$(3.6)

Foreign exchange losses declined $1.4 million during 2006 compared to 2005 primarily due to a favorable movement of the Euro and increased stability of the Brazilian Real. Other increased in 2006 compared to the prior year as a result of interest income recorded in 2006 related to the tax settlements in the U.S. and Canada. In 2005, the Company recorded a pre-tax loss of $1.2 million related to the write-off of deferred financing costs associated with the early retirement of the remaining $69.9 million Convertible Notes due 2020.

Income Taxes: The consolidated tax provision increased to $93.7 million in 2006 from $67.4 million in 2005, due to an increase in income before taxes offset by tax benefits of $22.8 million primarily related to the tax settlements and the initial establishment of deferred tax assets associated with its foreign operations. In 2005, the Company recorded $7.7 million in taxes related to the repatriation of accumulated foreign earnings under the American Jobs Creation Act (“AJCA”). The tax expense for 2005 was partially offset by a $1.4 million tax credit resulting from a favorable tax ruling in Europe. Excluding the tax settlements and the initial establishment of deferred tax assets, the Company’s effective tax rate was 38.4% for 2006 compared to the 2005 effective tax rate (excluding the repatriation provision and Europe tax credit) of 38.8%.

As a result of the above, net income for 2006 was $209.3 million compared with $90.0 million in 2005.

North America Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$3,611.7	$2,850.8	26.7%
Gross profit	$873.2	$688.4	26.9%
Operating expenses	$596.7	$527.1	13.2%
Operating income	$276.5	$161.3	71.4%

Net Sales: North America net sales in 2006 increased 26.7% to $3,611.7 million from $2,850.8 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $9.8 million, the IMS sales in 2006 (IMS was acquired in May 2006) of $30.9 million and the favorable impact of Canadian foreign exchange rates of $36.8 million, the North America sales growth was 24.0%. In 2006, North America electrical wire and cable sales increased $425.4 million (includes IMS sales of $30.9 million and favorable foreign exchange of $24.5 million) while enterprise cabling and security sales increased $268.6 million (includes $11.2 million of favorable foreign exchange) compared to 2005, due to improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering, product line expansion, a stronger pricing environment and the effects of higher copper prices. The Company estimates that higher copper prices during 2006 increased North America electrical wire and cable sales by $181.5 million versus the same period in 2005. In the OEM supply market, sales increased 18.5% on a combination of improved customer demand, new contract additions and the acquisition of Infast. Sales to telecom-related OEMs decreased 1.7% in 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in North America were $3,352.7 million, which represents an increase of 17.6% in 2006 compared to 2005.

Gross Margins: Gross margins increased to 24.2% in 2006 from 24.1% in 2005. The increase in margins is attributable to changes in the sales mix between end markets.

Operating Income: As a result of very strong sales growth, a 10-basis-point increase in gross margins and tight expense controls, operating margins were 7.7% for 2006 compared to 5.7% in 2005. Operating expenses increased $69.6 million, or 13.2%, in 2006 from 2005. The Infast and IMS acquisitions increased operating expenses by $8.0 million, while changes in exchange rates increased operating expenses by $4.9 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $56.7 million, or 10.8%, primarily due to variable costs associated with the 24.0% organic growth in sales, along with increases in pension costs and costs associated with additional stock-based compensation.

Improved operating margins on higher sales generated an increase in operating income of $115.2 million, or 71.4% in 2006 compared to 2005. The acquisitions of Infast and IMS increased operating income by $2.2 million, while the favorable effects of foreign exchange rates added $4.4 million to operating income in 2006 compared to the corresponding period in 2005. Excluding the acquisitions of Infast and IMS and the favorable effects of foreign exchange rates, operating income increased $108.6 million in 2006 compared to 2005. The Company has estimated that the combined effects of higher copper prices on sales and gross margins added $45.3 million to North America’s operating income in 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast and IMS and the favorable effects of foreign exchange, operating income for 2006 would have been $224.6 million, which represents an operating margin of 6.7% and a 39.2% increase in operating profits versus 2005.

Europe Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$980.4	$726.1	35.0%
Gross profit	$251.6	$181.9	38.3%
Operating expenses	$214.5	$164.0	30.8%
Operating income	$37.1	$17.9	106.6%

Net Sales: Europe net sales in 2006 increased 35.0% to $980.4 million from $726.1 million in 2005. Excluding the Infast sales for the first six months of 2006 (Infast was acquired in July 2005) of $130.4 million and MFU sales (MFU was acquired in October 2006) of $10.9 million and the favorable impact of foreign exchange rates of $17.0 million, Europe’s sales increased $96.0 million, or 13.2%. The improvement in Europe reflects improving economic conditions, large project growth, an expanding base of global account projects and continued progress in expanding Europe’s electrical wire and cable business and Mideast market presence. The Company has estimated that higher copper prices during 2006 increased Europe electrical wire and cable sales by $16.5 million versus 2005. Excluding the effects of higher copper prices, the acquisitions and the favorable effects of foreign exchange rates, sales in Europe were $805.6 million, which represents an increase of 10.9% in 2006 compared to 2005.

Gross Margins: Europe’s gross margins increased to 25.7% in 2006 from 25.1% in 2005. The increase is primarily due to the full-year effect of Infast and the addition of MFU.

Operating Income: As a result of very strong sales growth, a 60-basis-point increase in gross margins and tight expense controls, operating margins were 3.8% for 2006 compared to 2.5% in 2005. Operating expenses increased $50.5 million, or 30.8%, in 2006 from 2005. The Infast and MFU acquisitions increased operating expenses by $36.3 million, while changes in exchange rates increased operating expenses by $3.9 million. Excluding the acquisitions and the effects from changes in exchange rates, operating expenses increased approximately $10.3 million, or 6.3%, primarily due to variable costs associated with the 13.2% organic growth in sales, along with increases in pension costs and costs associated with the consolidation of facilities.

Improved operating margins on higher sales generated an increase in operating income of $19.2 million, or 106.6%, in 2006 compared to the prior year. The acquisitions of Infast and MFU increased operating income by $3.0 million, while the favorable effects of foreign exchange rates added $0.4 million to operating income in 2006 compared to the prior year. Excluding the acquisitions of Infast and MFU and the favorable effects of foreign exchange rates, operating income increased $15.8 million in 2006 compared to the corresponding period in 2005. The Company estimated that the combined effects of higher copper prices on sales and gross margins added $3.5 million to Europe’s operating income during 2006 compared to 2005. Excluding the effects of higher copper prices, the acquisitions of Infast and MFU and the favorable effects of foreign exchange, operating income for 2006 would have been $30.2 million, which represents an operating margin of 3.7% and an increase in operating profits of 68.6% versus 2005.

Emerging Markets Results of Operations

	Years Ended
	December 29,	December 30,	Percent
	2006	2005	Change
	(In millions)

Net sales	$346.5	$270.5	28.1%
Gross profit	$74.5	$54.8	35.9%
Operating expenses	$51.0	$44.6	14.2%
Operating income	$23.5	$10.2	131.6%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2006 increased 28.1% to $346.5 million from $270.5 million in 2005. Excluding the $1.5 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 27.6%. Latin America sales grew 25.3%, while Asia Pacific sales increased 36.1% in 2006 compared to 2005. The sales growth in Emerging Markets reflected an expanding base of global account business and strong project demand. The sales growth in Latin America was spread throughout the region. The increase in Asia Pacific was due to strong sales growth in Australia and India.

Gross Margins: Gross margins increased to 21.5% from 20.3% in 2005. The increase was primarily due to an improved pricing environment in Latin America and changes in the sales mix between end markets.

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

Critical Accounting Policies and Estimates

The Company believes that the following are critical areas that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, the Company’s estimates in these critical areas have not differed materially from actual results.

Allowance for Doubtful Accounts: At December 28, 2007 and December 29, 2006, the Company reported net accounts receivable of $1,215.9 million and $1,016.1 million, respectively. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

•	Customers that are no longer paying their balances are reserved based on the historical write-off percentages;
•	Risk accounts are individually reviewed and the reserve is based on the probability of potential default. The Company continually monitors payment patterns of customers, investigates past due accounts to assess the likelihood of collection and monitors industry and economic trends to estimate required allowances; and
•	The outstanding balance for customers who have declared bankruptcy is reserved at 100%.

If circumstances related to the above factors change, the Company’s estimates of the recoverability of amounts due to the Company could be reduced/increased by a material amount.

Inventory Obsolescence: At December 28, 2007 and December 29, 2006, the Company reported inventory of $1,065.0 million and $904.9 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not or the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors;
•	Price protection from vendors;
•	Expected future usage;
•	Whether or not a customer is obligated by contract to purchase the inventory;
•	Current market pricing;
•	Historical consumption experience; and
•	Risk of obsolescence.

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventory.

Pension Expense: On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 was included in the accompanying consolidated balance sheet at December 29, 2006. Under the provisions of SFAS No. 158, balance sheet recognition of the funded status of a single-employer defined benefit postretirement plan is required as an initial adjustment to the ending balance of accumulated other comprehensive income, net of tax. Subsequent changes in the funded status are recorded as a component of comprehensive income to the extent the changes have not yet been recognized as a component of net periodic cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS No. 106”). See Note 8. “Pension Plans, Post-Retirement Benefits and Other Benefits” for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

SFAS No. 87 and the policies used by the Company generally reduce the volatility of the net benefit cost from changes in pension liability discount rates and the performance of the pension plan’s assets, as significant actuarial gains/losses are amortized over the service lives of the plan participants. A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the weighted-average expected long-term rate of return on plan assets will be 7.59%. This expected return on plan assets is included in the net periodic benefit cost. The plan assets produced an actual return of approximately 6% and 13% in 2007 and 2006, respectively. If significant, the difference between this expected return and the actual return on plan assets is amortized over the service lives of the plan participants.

At the end of each year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on relevant market indices (Citigroup pension liability index, Moody’s Aa corporate bond yield and Bloomberg AAA/AA 15 + year). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 28, 2007, the Company determined this rate to be approximately 7% on a consolidated basis.

As of December 28, 2007, the Company’s consolidated pension liability, net was $39.9 million, down from $62.0 million at the end of 2006. For the year ended December 28, 2007, the Company recognized a consolidated pre-tax net periodic cost of $10.6 million, down from $13.9 million in 2006. Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a result of an increase in the weighted average discount rate and other actuarial gains and losses, the Company estimates its 2008 net periodic cost to decrease by approximately 14%. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2008 pension expense of approximately $1.7 million and an increase in the projected benefit obligations at December 28, 2007 of $29.5 million.

Deferred Tax Assets: The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The reliability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

Reserves for Uncertain Tax Positions: In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company’s tax positions comply with applicable tax law and the Company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for uncertain tax positions, based upon the technical support for the positions, the Company’s past audit experience with similar situations and potential interest and penalties related to the matters. Management believes these reserves represent the best estimate of the amount that the Company will ultimately be required to pay to settle the matters. The Company’s effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the Company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

On December 30, 2006 (the beginning of fiscal 2007 for the Company), the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that the tax benefit related to a position taken or expected to be taken in a tax return of a Company be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million was recorded as a decrease in the December 30, 2006 opening balance of retained earnings. FIN 48 requires that, subsequent to initial adoption, a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. See Note 7. “Income Taxes” for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

As of December 28, 2007, the Company has recorded a current income tax payable of $24.3 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $7.7 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.4 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income.

Approximately 36%, 34% and 31% of the Company’s sales were denominated in foreign currency in 2007, 2006 and 2005, respectively. The Company’s exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar) and Europe (Euro and British Pound). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Australia (Dollar), Brazil (Real), Chile (Peso), Mexico (Peso), and Venezuela (Bolivar).

The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of other comprehensive income. Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. Borrowings are raised in certain foreign currencies to minimize the exchange rate fluctuation risk.

As of December 28, 2007 and December 29, 2006, the Company had a significant amount of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at December 28, 2007 and December 29, 2006, was approximately $131.3 million and $84.0 million, respectively. The Company has purchased approximately $87.0 million of short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies.

As of December 28, 2007 and December 29, 2006, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. As of December 28, 2007, the Company also utilized an interest rate agreement that effectively fixes or caps, for a period of time, the EUR London Interbank Offered Rate (“EUR-LIBOR”) component of the interest rate on a portion of its floating-rate obligations denominated in Euros. At December 28, 2007, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, $30 million Canadian and Euro 25 million. At December 29, 2006, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $40 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-LIBOR swap agreement obligates the Company to pay a fixed rate of approximately 4.7% through July 2010.

As of December 28, 2007 and December 29, 2006, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 77.5% and 56.3% of debt obligations, respectively, was fixed. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received to enter into similar interest rate agreements at the current interest rate, was $1.0 million and $2.1 million at December 28, 2007 and December 29, 2006, respectively. The impact of interest rate agreements to interest expense was minimal in 2007, 2006 and 2005. The Company does not enter into interest rate transactions for speculative purposes.

The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a 1% adverse change in interest rates and a 10% adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $3.5 million and $2.8 million in 2007 and 2006, respectively, and decreased the value of foreign currency forward contracts by $8.9 million and $6.6 million in 2007 and 2006, respectively. If there were a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $4.4 million.

The Company’s fixed rate debt primarily consists of the Senior Notes and convertible debt instruments (specifically, the Notes due 2013 and Notes due 2033). The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at December 28, 2007 and December 29, 2006 was $873.2 million and $489.8 million, respectively. The increase in the fair market value is due to the $300.0 million issuance of the Notes due 2013 as well as the increase in the Company’s stock price during 2007.

The Company’s Notes due 2015 bear interest at a fixed rate of 5.95%. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2015 but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2015 would decrease by 4.4% and 4.2% for 2007 and 2006, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed rate debt would increase by 4.6% and 4.5% for 2007 and 2006, respectively. As of December 28, 2007 and December 29, 2006, the fair value was $179.3 million and $190.4 million, respectively.

The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $693.9 million at December 28, 2007 from $299.4 million at December 29, 2006 due to the issuance of the Notes due 2013 as well as the increase in the Company’s stock price during 2007. A hypothetical 10% decrease in the price of the Company’s common stock from the price at December 28, 2007 and December 29, 2006 would have reduced the fair value of its then outstanding convertible debt by $69.4 million and $29.9 million, respectively.

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

See Note 1. “Summary of Significant Accounting Policies” (“Interest rate agreements” and “Foreign currency forward contracts”) and Note 5. “Debt” to the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Anixter International Inc.:

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 28, 2007 and December 29, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 28, 2007 and December 29, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the guidelines provided in Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” during the first quarter of fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2008

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Net sales	$5,852.9	$4,938.6	$3,847.4
Cost of operations:
Cost of goods sold	4,439.6	3,739.3	2,922.3
Operating expenses	966.3	857.5	732.5
Amortization of intangibles	7.9	4.7	3.2

Total costs and expenses	5,413.8	4,601.5	3,658.0

Operating income	439.1	337.1	189.4
Other (expense) income:
Interest expense	(45.2)	(38.8)	(27.2)
Other, net	3.6	4.7	(3.6)
Extinguishment of debt	—	—	(1.2)

Income before income taxes	397.5	303.0	157.4
Income tax expense	144.0	93.7	67.4

Net income	$253.5	$209.3	$90.0

Net income per share:
Basic	$6.79	$5.36	$2.37
Diluted	$6.00	$4.86	$2.22
Dividends declared per common share	$—	$—	$4.00

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 28,	December 29,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$42.2	$50.9
Accounts receivable (less allowances of $25.6 and $20.6 in 2007 and 2006, respectively)	1,215.9	1,016.1
Inventories	1,065.0	904.9
Deferred income taxes	37.6	32.0
Other current assets	18.2	16.4

Total current assets	2,378.9	2,020.3
Property and equipment, at cost	235.2	205.0
Accumulated depreciation	(157.1)	(143.0)

Net property and equipment	78.1	62.0
Goodwill	403.2	364.8
Other assets	156.0	119.1

	$3,016.2	$2,566.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654.8	$506.8
Accrued expenses	201.0	203.4
Short-term debt	84.1	212.3

Total current liabilities	939.9	922.5
Long-term debt	937.2	597.0
Other liabilities	91.3	84.7

Total liabilities	1,968.4	1,604.2
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 36,335,448 and 39,500,734 shares issued and outstanding in 2007 and 2006, respectively	36.3	39.5
Capital surplus	145.2	113.0
Retained earnings	815.4	803.3
Accumulated other comprehensive income:
Foreign currency translation	58.1	23.4
Unrecognized pension liability	(8.7)	(19.6)
Unrealized gain on derivatives	1.5	2.4

Total accumulated other comprehensive income	50.9	6.2

Total stockholders’ equity	1,047.8	962.0

	$3,016.2	$2,566.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005

Operating activities:
Net income	$253.5	$209.3	$90.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22.9	19.3	18.3
Amortization of stock compensation	11.9	10.5	8.1
Amortization of intangible assets and deferred financing costs	9.7	5.5	3.9
Accretion of zero coupon convertible notes	5.2	5.1	7.3
Deferred income taxes	(1.5)	(3.1)	3.7
Loss on extinguishment of debt	—	—	1.2
Excess income tax benefit from employee stock plans	(16.3)	(12.0)	—
Stock option income tax benefits	—	—	7.1
Changes in current assets and liabilities:
Accounts receivable	(151.8)	(200.1)	(101.1)
Inventories	(112.6)	(159.5)	(103.3)
Accounts payable and other current assets and liabilities, net	124.6	72.8	64.0
Other, net	(7.4)	12.2	1.3

Net cash provided by (used in) operating activities	138.2	(40.0)	0.5
Investing activities:
Acquisition of businesses, net of cash acquired	(38.5)	(90.5)	(71.8)
Capital expenditures	(36.1)	(24.8)	(15.0)
Other	0.7	—	—

Net cash used in investing activities	(73.9)	(115.3)	(86.8)
Financing activities:
Repayment of borrowings	(920.4)	(528.4)	(818.4)
Proceeds from borrowings	807.6	685.6	882.6
Bond proceeds	300.0	—	199.6
Purchases of common stock for treasury	(241.8)	—	—
Purchased call option	(88.8)	—	—
Proceeds from sale of warrant	52.0	—	—
Excess income tax benefit from employee stock plans	16.3	12.0	—
Proceeds from issuance of common stock	11.7	16.1	15.0
Deferred financing costs	(8.5)	(0.1)	(2.3)
Payment of cash dividend	(1.1)	(0.8)	(153.7)
Retirement of notes payable	—	—	(69.9)
Proceeds from interest rate hedge	—	—	1.8

Net cash (used in) provided by financing activities	(73.0)	184.4	54.7

(Decrease) increase in cash and cash equivalents	(8.7)	29.1	(31.6)
Cash and cash equivalents at beginning of year	50.9	21.8	53.4

Cash and cash equivalents at end of year	$42.2	$50.9	$21.8

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income

Balance at December 31, 2004	37.4	$37.4	$50.7	$660.1	$14.8
Net income	—	—	—	90.0	—	$90.0
Other comprehensive income:
Foreign currency translation	—	—	—	—	(18.1)	(18.1)
Minimum pension liability, net of tax of $1.6	—	—	—	—	(3.1)	(3.1)
Change in fair market value of derivatives, net tax of $0.6	—	—	—	—	0.8	0.8

Comprehensive income						$69.6

Dividends declared on common stock ($4.00 per share)	—	—	—	(156.1)	—
Issuance of common stock and related tax benefits	1.0	1.0	28.9	—	—

Balance at December 30, 2005	38.4	38.4	79.6	594.0	(5.6)
Net income	—	—	—	209.3	—	$209.3
Other comprehensive income:
Foreign currency translation	—	—	—	—	24.9	24.9
Change in fair market value of derivatives, net of tax of $0.7	—	—	—	—	1.6	1.6
Minimum pension liability, net of tax of $2.0	—	—	—	—	4.3	4.3

Comprehensive income						$240.1

Adjustment to initially apply FASB Statement No. 158, net of tax of $10.0 (See Note 8.)	—	—	—	—	(19.0)
Issuance of common stock and related tax benefits	1.1	1.1	33.4	—	—

Balance at December 29, 2006	39.5	39.5	113.0	803.3	6.2
Adjustment to initially apply FIN 48 (See Note 7.)	—	—	—	(0.9)	—
Net income	—	—	—	253.5	—	$253.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	34.7	34.7
Changes in unrealized pension cost, net of tax of $5.9	—	—	—	—	10.9	10.9
Change in fair market value of derivatives, net of tax benefit of $0.4	—	—	—	—	(0.9)	(0.9)

Comprehensive income						$298.2

Purchase and retirement of treasury stock	(4.3)	(4.3)	—	(240.5)	—
Purchased call option and sold warrant, net of tax of $34.1 (See Note 5.)	—	—	(2.7)	—	—
Issuance of common stock and related tax benefits	1.1	1.1	34.9	—	—

Balance at December 28, 2007	36.3	$36.3	$145.2	$815.4	$50.9

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its majority-owned subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2007, 2006 and 2005. Certain amounts have been reclassified to conform to the current year presentation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents: Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value.

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The provision for doubtful accounts was $11.5 million, $10.7 million and $11.3 million in 2007, 2006 and 2005, respectively. Write-offs are deducted from the allowance account for customer specific circumstances such as insolvency or bankruptcy.

Inventories: Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some of its vendors that provide a right to return products. This right is typically limited to a small percentage of the Company’s total purchases from that vendor. Such rights provide that the Company can return slow-moving product and the vendor will replace it with faster-moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce the Company’s current inventory carrying cost down to the manufacturer’s current price. The Company considers these agreements in determining its reserve for obsolescence.

Property and equipment: At December 28, 2007, net property and equipment consisted of $54.9 million of equipment and computer software and approximately $23.2 million of buildings and leasehold improvements. At December 29, 2006, net property and equipment consisted of $45.8 million of equipment and computer software and $16.2 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $22.9 million, $19.3 million and $18.3 million in 2007, 2006 and 2005, respectively.

Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Goodwill is reviewed annually for impairment. The Company performs its impairment tests utilizing the two-step process outlined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”). If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company currently expects the carrying amount to be fully recoverable.

Intangible assets: Intangible assets primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At December 28, 2007 and December 29, 2006, the Company’s gross carrying amount of intangible assets subject to amortization was $81.7 million and $65.8 million, respectively. Accumulated amortization was $21.3 million and $13.0 million at December 28, 2007 and December 29, 2006, respectively. Intangible amortization expense is expected to be approximately $7.5 million per year for the next five years.

Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K., continental Europe and Canada. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K., continental Europe and Canadian borrowings) attributable to changes in the respective benchmark rates. The interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in other comprehensive income, net of deferred taxes. The offsetting gain/loss is recorded as a derivative asset or liability, net of accrued interest.

As of December 28, 2007 and December 29, 2006, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations. As of December 28, 2007, the Company also utilized an interest rate agreement that effectively fixes or caps, for a period of time, the EUR London Interbank Offered Rate (“EUR-LIBOR”) component of the interest rate on a portion of its floating-rate obligations denominated in Euros. At December 28, 2007, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, $30 million Canadian and Euro 25 million. At December 29, 2006 the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million and $40 million Canadian. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-LIBOR swap agreement obligates the Company to pay a fixed rate of approximately 4.7% through July 2010.

As of December 28, 2007 and December 29, 2006, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on 77% and 56% of debt obligations, respectively, was fixed. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would have received to enter into similar interest rate agreements at the current interest rate, was $1.0 million and $2.1 million at December 28, 2007 and December 29, 2006, respectively. The impact of interest rate agreements to interest expense was minimal in 2007, 2006 and 2005. The Company does not enter into interest rate transactions for speculative purposes.

Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated payables (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated payable. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2007, 2006 and 2005. At December 28, 2007 and December 29, 2006, the face amount of the foreign currency forward contracts outstanding was approximately $87.0 million and $62.0 million, respectively. The Company recognized the difference between the face amount and the fair value of its forward contracts and recorded a liability of $0.2 million and $0.1 million at December 28, 2007 and December 29, 2006, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $1.9 million in net foreign exchange gains in 2007 and $2.7 million and $4.1 million in net foreign exchange losses in 2006 and 2005, respectively.

Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectibility is reasonably assured. In connection with the sales of its products, the Company often provides certain supply chain services. These services are provided exclusively in connection with the sales of products, and as such, the price of such services are included in the price of the products delivered to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.

In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. The Company generally takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title to the customer.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $12.2 million, $11.4 million and $10.7 million in 2007, 2006 and 2005, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in Operating expenses in the consolidated statements of operations, which were $109.3 million, $99.4 million and $90.7 million for the years ended 2007, 2006 and 2005, respectively.

Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company records reserves for uncertain tax positions in accordance with FASB Interpretation No. 48.

Stock-based compensation: In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. Also, in accordance with the modified version of prospective application of adopting SFAS No. 123(R), the Company has classified the tax benefits received associated with employee stock compensation as both an operating and a financing cash flow item in its consolidated statement of cash flows for the fiscal years ended December 28, 2007 and December 29, 2006. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, since the exercise price of the Company’s grants equaled the stock price on the date of grant, no compensation expense had been recognized in the consolidated statements of operations for the stock option plans. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. However, pro forma net income and net income per share amounts are presented in the table below for 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards.

Year Ended
December 30,
(In millions, except per share data)	2005

Basic earnings per share
Net income as reported	$90.0
Add: APB Opinion No. 25 Stock-based employee compensation included in net income, net	5.0
Deduct: SFAS No. 123 Stock-based employee compensation expense, net	(7.8)

Pro forma net income	$87.2

Basic earnings per share:
As reported	$2.37
Pro forma	$2.30
Diluted earnings per share:
As reported	$2.22
Pro forma	$2.14

Recently issued accounting pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The recognition and disclosure provisions of FIN 48 were effective for the Company on December 30, 2006 (the beginning of fiscal 2007 for the Company). Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million has been recorded as a decrease in the December 30, 2006 opening balance of retained earnings. See Note 7. “Income Taxes” for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2008 for the Company), and interim periods within those fiscal years. The Company does not anticipate the provisions of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure financial instruments and other eligible items at fair value at specified election dates. SFAS No. 159 allows entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 for the Company). The Company does not anticipate the provisions of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be fiscal year 2009 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on the Company’s consolidated financial statements.

NOTE 2.	INCOME PER SHARE

The table below sets forth the computation of basic and diluted income per share:

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(In millions, except per share data)

Basic Income per Share:
Net income	$253.5	$209.3	$90.0

Weighted-average common shares outstanding	37.3	39.1	38.0
Net income per basic share	$6.79	$5.36	$2.37
Diluted Income per Share:
Net income	$253.5	$209.3	$90.0
Net interest impact of assumed conversion of convertible notes due 2020	—	—	0.7

Adjusted net income	$253.5	$209.3	$90.7

Weighted-average common shares outstanding	37.3	39.1	38.0
Effect of dilutive securities:
Stock options and units	1.2	1.5	1.4
Convertible notes due 2033	3.3	2.5	1.1
Convertible senior notes due 2013	0.4	—	—
Convertible notes due 2020	—	—	0.3

Weighted-average common shares outstanding	42.2	43.1	40.8

Net income per diluted share	$6.00	$4.86	$2.22

On February 16, 2007, the Company issued $300.0 million of Convertible Senior Notes due 2013 (“Notes due 2013”). Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share, 0.4 million additional shares have been included in the diluted weighted-average common shares outstanding for the year ended December 28, 2007.

The Convertible Notes due 2033 (“Notes due 2033”) were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during both the years ended December 28, 2007 and December 29, 2006. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of conversion.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the conversion value exceeding the accreted principal in 2007, 2006 and 2005, the Company included 3.3 million, 2.5 million and 1.1 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted average common shares outstanding.

In June 2005, the Company repurchased the remaining 7% zero coupon Convertible Notes due 2020 (“Notes due 2020”). The Company included in its calculation of diluted income per share for the year ended December 30, 2005, 0.3 million of common stock equivalents relating to the Notes due 2020 and excluded $0.7 million of related net interest expense.

In 2007, 2006 and 2005, the Company issued 1.0 million, 1.1 million and 1.0 million shares, respectively, due to stock option exercises and vesting of stock units.

NOTE 3. SPECIAL DIVIDEND

On September 15, 2005, the Company’s Board of Directors declared a special dividend of $4.00 per common share as a return of excess capital to shareholders. The 2005 special dividend of $156.1 million was paid to or accrued for shareholders of record as of October 14, 2005. On October 31, 2005, the Company paid $153.5 million of the dividend and an additional $1.2 million was paid on vesting dates in 2006 and 2007 to holders of stock units. At December 28, 2007, the remaining $1.1 million balance, net of forfeitures, was accrued and will be paid on the vesting date to holders of employee stock units.

In accordance with the provisions of the stock option plan, the exercise price and the number of options outstanding were adjusted in 2005 to reflect the special dividend. The changes resulted in no additional compensation expense. For further information regarding the adjustments to the stock options, see Note 9. “Stockholders’ Equity.”

The conversion rate of the Convertible Notes due 2033 was adjusted in 2005 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 15.067 shares of the Company’s common stock. For further information regarding the adjustments to the conversion rate of the Notes due 2033, see Note 5. “Debt.”

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 28,	December 29,
	2007	2006
	(In millions)

Salaries and fringe benefits	$83.8	$91.3
Other accrued expenses	117.2	112.1

Total accrued expenses	$201.0	$203.4

NOTE 5.	DEBT

Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions. The Company has guaranteed substantially all of the debt of its subsidiaries. Aggregate annual maturities of debt at December 28, 2007 were as follows: 2008 — $84.1 million; 2009 — $1.7 million; 2010 — $0.2 million; 2011 — $0.2 million; 2012 — $435.1 million; and $500.0 million thereafter. The estimated fair value of the Company’s debt at December 28, 2007 and December 29, 2006 was $1,229.9 million and $936.7 million, respectively, based on public quotations and current market rates. Interest paid in 2007, 2006 and 2005 was $36.7 million, $32.4 million and $14.1 million, respectively. The Company’s weighted-average borrowings outstanding were $1,030.6 million and $728.1 million for the fiscal years ending December 28, 2007 and December 29, 2006, respectively. The Company’s weighted-average cost of borrowings was 4.4%, 5.3% and 5.0% for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt is summarized below:

	December 28,	December 29,
	2007	2006
	(In millions)

Long-term debt:
Convertible senior notes due 2013	$300.0	$—
Revolving lines of credit and other	275.0	238.2
Senior notes due 2015	200.0	200.0
Convertible notes due 2033	162.2	158.8

Total long-term debt	937.2	597.0
Short-term debt	84.1	212.3

Total debt	$1,021.3	$809.3

Convertible Senior Notes Due 2013

On February 16, 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders.

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

Net proceeds from this offering were approximately $292.5 million after deducting discounts, commissions and expenses. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2 million shares of common stock at a cost of $110.4 million ($55.20 per share) with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.

The Company paid $88.8 million ($54.7 million net of tax) for a call option that will cover 4,725,900 shares of its common stock, subject to customary anti-dilution adjustments. The purchased call option has an exercise price that is 15% higher than the closing price of $55.20 per share of the Company’s common stock at issuance (or $63.48).

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revolving Lines of Credit

On September 26, 2007, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured amended and restated revolving credit agreement, dated April 20, 2007. This amendment allows for borrowings of up to $450 million (or the equivalent in Euro) for a 5-year period ending in April of 2012, an increase of $100 million from the prior limit. At December 28, 2007, long-term borrowings under this facility were $242.9 million as compared to $176.8 million of outstanding long-term borrowings at December 29, 2006 under the former facility. The current pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points.

The current pricing for the additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. Other than the pricing difference, no other terms or conditions of the credit agreement changed as a result of the $100 million increase in borrowing availability. Facility fees totaled $0.7 million in 2007 and $0.8 million in both 2006 and 2005 and were included in interest expense in the consolidated results of operations.

The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of December 28, 2007, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

In July 2007, the Company amended Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility which is used for general corporate purposes. The key changes to the terms and conditions were a reduction in borrowing costs and the extension of the maturity to April of 2012. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are currently 15.0 basis points. At December 28, 2007 and December 29, 2006, $20.4 million and $19.0 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at December 28, 2007 and December 29, 2006, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $11.7 million and $42.4 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes Due 2015

On February 24, 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200.0 million of Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year. Issuance costs related to the offering were approximately $2.1 million, offset by proceeds of $1.8 million, resulting from entering into an interest rate hedge prior to the offering. Accordingly, net issuance costs of approximately $0.3 million associated with the Notes due 2015 are being amortized through March 1, 2015 using the straight-line method. The proceeds for the Notes due 2015 issuance were $199.6 million and were used to reduce borrowings under revolving lines of credit, retire convertible notes payable and acquire the shares of Infast.

The face value outstanding at December 28, 2007 and December 29, 2006 was $200.0 million, which was equal to the book value outstanding at that date.

Convertible Notes Due 2033

The Company’s 3.25% zero coupon Notes due 2033, with an aggregate principal amount at maturity of $369.1 million, are convertible in any fiscal quarter based on the following conditions:

Conversion Based on Common Stock Price

Holders may surrender these securities for conversion if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. The accreted conversion price per share as of any day will equal the initial principal amount of this security plus the accrued issue discount to that day, divided by the conversion rate on that day.

The conversion trigger price per share of the Company’s common stock is equal to the accreted conversion price per share of common stock multiplied by 120%. The conversion trigger price for the fiscal quarter beginning July 1, 2033 is $79.64. The foregoing calculation of the conversion trigger price assumes that no future events will occur that would require an adjustment to the conversion rate.

Conversion Based on Credit Rating Downgrade

Holders may also surrender these securities for conversion at any time when the rating assigned to these securities by Moody’s is B3 or lower, Standard & Poor’s is B+ or lower or Fitch is B+ or lower, the securities are no longer rated by either Moody’s or Standard & Poor’s, or the credit rating assigned to the securities has been suspended or withdrawn by either Moody’s or Standard & Poor’s.

Conversion Based upon Notice of Redemption

A holder may surrender for conversion a security called for redemption by the Company at any time prior to the close of business on the second business day immediately preceding the redemption date, even if it is not otherwise convertible at such time. The Company may redeem the Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value.

Conversion Based upon Occurrence of Certain Corporate Transactions

If the Company is party to a consolidation, merger or binding share exchange or a transfer of all or substantially all of the Company’s assets, a security may be surrendered for conversion at any time from and after the date which is 15 days prior to the anticipated effective date of the transaction until 15 days after the actual effective date of such transaction.

The securities will also be convertible in the event of distributions described in the third, fourth or fifth bullet points below with respect to anti-dilution adjustments, which in the case of the fourth or fifth bullet point have a per

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share value equal to more than 15% of the sale price of the Company’s common stock on the day preceding the declaration date for such distribution.

The “conversion rate” is 15.067 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments. These adjustments consists of adjustments for:

•	stock dividends and distributions,
•	subdivisions, combinations and reclassifications of the Company’s common stock,
•	the distribution to all holders of the Company’s common stock of certain rights to purchase stock, expiring within 60 days, at less than the current sale price,
•	the distribution to holders of the Company’s common stock of certain stock, the Company’s assets (including equity interests in subsidiaries), debt securities or certain rights to purchase the Company’s securities, and
•	certain cash dividends.

The “conversion value” is equal to the conversion rate multiplied by the average sales price of the Company’s common stock for the five consecutive trading days immediately following the conversion date.

Based on the Company’s stock price at the end of 2007, the Notes due 2033 were convertible. The conversion of the Notes due 2033 will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on July 7, 2009 at a price equal to $461.29 per Note due 2033.

The Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the notes were convertible at the end of 2007, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at December 28, 2007. The book value of the Notes due 2033 was $162.2 million and $158.8 million at December 28, 2007 and December 29, 2006, respectively.

Short-term Borrowings

As of December 28, 2007 and December 29, 2006, the Company’s short-term debt outstanding was $84.1 million and $212.3 million, respectively. Short-term debt consists primarily of the funding related to the securitization facility, as the program is set to expire within one year of December 28, 2007.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $225.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during 2007 and 2006 was approximately $112.9 million and $182.5 million, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease commitments under operating leases at December 28, 2007 are as follows:

(In millions)

2008	$60.1
2009	51.8
2010	42.8
2011	33.6
2012	26.9
2013 and thereafter	78.5

Total	$293.7

Total rental expense was $74.6 million, $67.1 million and $61.4 million in 2007, 2006 and 2005, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 28, 2007 were $6.2 million.

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

NOTE 7.	INCOME TAXES

Taxable Income: Domestic income before income taxes was $247.4 million, $183.6 million and $99.3 million for 2007, 2006 and 2005, respectively. Foreign income before income taxes was $150.1 million, $119.4 million and $58.1 million for 2007, 2006 and 2005, respectively.

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense and the reconciliation to the statutory federal rate are identified below.

Income tax expense (benefit) was comprised of:

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
		(In millions)

Current:
Foreign	$51.1	$43.7	$23.5
State	13.7	7.9	5.1
Federal	80.7	45.2	35.1

	145.5	96.8	63.7
Deferred:
Foreign	(1.6)	(2.1)	0.3
State	(0.2)	0.1	0.4
Federal	0.3	(1.1)	3.0

	(1.5)	(3.1)	3.7

Income tax expense	$144.0	$93.7	$67.4

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
		(In millions)

Statutory tax expense	$139.1	$106.1	$55.1
Increase (reduction) in taxes resulting from:
State income taxes, net	8.8	6.5	3.6
Foreign tax effects	4.0	0.8	2.6
Audit activity*	(4.4)	(22.8)	0.6
Repatriation of foreign earnings	—	—	7.7
Favorable European tax ruling	—	—	(1.4)
Other, net	(3.5)	3.1	(0.8)

Income tax expense	$144.0	$93.7	$67.4

*	Charges in 2005 associated with the conclusion of the examination of the 1999-2001 federal income tax returns by the IRS. Benefits in 2006 primarily associated with the conclusion of the 1996-1998 examination. Benefits in 2007 primarily associated with the conclusion of the 2002-2004 examination.

Tax Settlements, Adjustments and Payments: In addition to the income tax provisions recorded in each taxing jurisdiction based on its respective statutory income tax rates, the Company recorded the following adjustments and payments associated with income taxes.

During 2007, the Company recorded interest income of $0.4 million ($0.3 million net of tax) associated with a tax settlement in the U.S. Also during 2007, the Company recorded an $11.5 million reduction to tax expense primarily related to foreign tax benefits as well as the tax settlement in the U.S. The total effect on the fiscal year 2007 net income was a benefit of $11.8 million, or $0.28 per diluted share.

During 2006, the Company recorded interest income of $6.9 million ($4.2 million net of tax) associated with tax settlements in the U.S. and Canada. Also during 2006, the Company recorded tax benefits of $22.8 million primarily related to the tax settlements and the initial establishment of deferred tax assets associated with its foreign operations. The total effect on the fiscal year 2006 net income was a benefit of $27.0 million, or $0.63 per diluted share.

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

The Company made net payments for income taxes in 2007, 2006 and 2005 of $139.8 million, $93.5 million and $63.9 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 28, 2007, the Company had no net operating loss (“NOL”) or tax credit carryforwards for U.S. federal income tax purposes.

At December 28, 2007, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $116.0 million, which are subject to various

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of each respective country. Approximately $21.7 million of this amount expires between 2008 and 2017 and $94.3 million of the amount has an indefinite life.

Of the $116.0 million NOL carryforwards of foreign subsidiaries mentioned above, $76.0 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 28, 2007 were approximately $40.0 million, which are subject to various provisions of each respective country. Approximately $21.7 million of this amount expires between 2008 and 2017 and $18.3 million of the amount has an indefinite life. The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2007 and 2006, the Company recorded a valuation allowance related to its foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $321.0 million at December 28, 2007. Historically, the Company has considered those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. As described below, the repatriation of accumulated foreign earnings under the AJCA in 2005 was an unusual, non-recurring exception to this philosophy. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 28, 2007, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $19.6 million and various foreign jurisdiction withholding taxes of approximately $9.5 million would be payable upon the remittance of all earnings at December 28, 2007.

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	December 28,	December 29,
	2007	2006

Property, equipment, intangibles and other	$(20.2)	$(1.7)
Accreted interest (Notes due 2033)	(12.0)	(8.9)

Gross deferred tax liabilities	(32.2)	(10.6)
Purchased call option accreted interest (Notes due 2013)	30.0	—
Deferred compensation	27.3	32.0
Inventory reserves	20.6	22.0
Foreign NOL carryforwards and other	15.3	15.6
Allowance for doubtful accounts	8.4	5.0
Other	10.4	13.0

Gross deferred tax assets	112.0	87.6

Deferred tax assets, net of deferred tax liabilities	79.8	77.0
Valuation allowance	(15.4)	(21.8)

Net deferred tax assets	$64.4	$55.2

Net current deferred tax assets	$37.6	$32.0
Net non-current deferred tax assets	26.8	23.2

Net deferred tax assets	$64.4	$55.2

Reserves for Uncertain Tax Positions and Jurisdictions Subject to Examinations: On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was accounted for as a reduction to the December 30, 2006 opening balance of retained earnings. At December 30, 2006, the total amount of unrecognized tax benefits was $12.1 million ($11.3 million, if recognized, would affect the effective tax rate). During 2007, the Company settled certain income tax audits and reversed a net amount of $4.4 million of unrecognized tax benefits that existed at December 30, 2006. The Company estimates that of the December 28, 2007 unrecognized tax benefit balance of $7.7 million ($6.7 million, if recognized, would affect the effective tax rate), $0.4 million may be resolved in a manner that would impact the effective rate within the next twelve months.

After the settlements with the Internal Revenue Service (“IRS”) in 2006 and 2007, only the returns for fiscal tax years 2005 and later remain subject to examination by the IRS in the United States, which is the most significant tax jurisdiction for the Company. For most states, fiscal tax years 2004 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1999. In Canada, the fiscal tax years 2003 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2002 and later remain subject to examination.

During 2007 and 2006, interest and penalties related to taxes were $0.6 million and $0.7 million, respectively. Interest and penalties are reflected in the “Other, net” line in the consolidated statement of operations. Included in the unrecognized tax benefit balance of $7.7 million and $12.1 million at December 28, 2007 and December 30, 2006, respectively, are accruals of $2.6 million and $2.7 million, respectively, for the payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)

Balance at December 29, 2006	$11.2
Adjustment to apply FIN 48	0.9
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(1.6)
Settlements	(4.4)

Balance at December 28, 2007	$7.7

The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $7.7 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.4 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

NOTE 8. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”), the IRS and applicable foreign laws. Assets in the various plans consisted primarily of equity securities and fixed income investments.

The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the Plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, Anixter seeks to achieve a high level of total investment return consistent with a prudent level of portfolio risk. The risk tolerance of Anixter indicates an above average ability to accept risk relative

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to that of a typical defined benefit pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns. However, the duration of the fixed income portion of the Domestic Plan approximates the duration of the projected benefit obligation to reduce the effect of changes in discount rates that are used to measure the funded status of the Plan. The measurement date for all plans of the Company is December 31st.

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 28, 2007 and December 29, 2006 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	December 28,	December 29,	Allocation Guidelines
	2007	2006	Min	Target	Max

Large capitalization U.S. stocks	30.4%	30.8%	20%	30%	40%
Small capitalization U.S. stocks	16.3	18.2	15	20	25
International stocks	20.2	20.3	15	20	25

Total equity securities	66.9	69.3		70
Fixed income investments	30.3	28.9	25	30	35
Other investments	2.8	1.8	—	—	—

	100%	100.0%		100%

	Foreign Plans
	December 28,	December 29,	Allocation Guidelines
	2007	2006	Target

Equity securities	48.8%	57.9%	50%
Fixed income investments	49.6	41.3	50
Other investments	1.6	0.8	—

	100.0%	100.0%	100%

The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines.

The North American investment policy guidelines are as follows:

•	Each asset class is actively managed by one investment manager;
•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account;
•	Each manager is expected to be “fully invested” with minimal cash holdings;
•	The use of options and futures is limited to covered hedges only;
•	Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the percentage that any one company can be of the portfolio total. The domestic equity funds are limited as to the percentage that can be invested in international securities;
•	The international stock fund is limited to readily marketable securities; and
•	The fixed income fund has a duration that approximates the duration of the projected benefit obligations.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The weighted average expected rate of return on plan assets for 2007 is 7.59%.

Included in accumulated other comprehensive income as of December 28, 2007 are the unrecognized prior service cost and unrecognized net actuarial loss of $2.4 million and $6.3 million, respectively. Included in accumulated other comprehensive income as of December 29, 2006 are the unrecognized prior service cost, unrecognized net actuarial loss and unrecognized transition obligation of $2.8 million, $16.7 million, and $0.1 million, respectively. For the year ended December 28, 2007, the Company reclassed $0.5 million and $0.2 million of net prior service cost and net actuarial loss, respectively, as a result of being recognized as components of net periodic pension cost. During the year ended December 28, 2007, the Company adjusted accumulated other comprehensive income by $10.9 million (net of deferred tax liabilities of $5.6 million), $10.7 million of which related to additional unrecognized net actuarial gain (net of deferred tax liabilities of $5.6 million). The net actuarial gain and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $0.3 million and $0.8 million, respectively. Amortization of the transition obligation over the next fiscal year will be insignificant.

	Pension Benefits
	Domestic		Foreign		Total
	2007	2006	2007	2006	2007	2006
	(In millions)

Change in projected benefit obligation:
Beginning balance	$158.0	$151.0	$176.7	$151.0	$334.7	$302.0
Service cost	5.7	6.4	5.8	5.3	11.5	11.7
Interest cost	9.4	8.5	9.4	8.2	18.8	16.7
Plan participants contributions	—	—	0.5	0.4	0.5	0.4
Actuarial gain	(12.7)	(4.8)	(5.8)	(2.0)	(18.5)	(6.8)
Benefits paid	(3.3)	(3.1)	(5.4)	(4.0)	(8.7)	(7.1)
Foreign currency exchange rate changes	—	—	8.3	17.8	8.3	17.8

Ending balance	$157.1	$158.0	$189.5	$176.7	$346.6	$334.7

Change in plan assets at fair value:
Beginning balance	$123.5	$102.3	$149.2	$111.7	$272.7	$214.0
Actual return on plan assets	8.2	14.3	10.2	17.3	18.4	31.6
Company contributions	9.8	10.0	7.0	9.8	16.8	19.8
Plan participants contributions	—	—	0.5	0.3	0.5	0.3
Benefits paid	(3.3)	(3.1)	(5.4)	(4.0)	(8.7)	(7.1)
Foreign currency exchange rate changes	—	—	7.0	14.1	7.0	14.1

Ending balance	$138.2	$123.5	$168.5	$149.2	$306.7	$272.7

Reconciliation of funded status:
Projected benefit obligation	$(157.1)	$(158.0)	$(189.5)	$(176.7)	$(346.6)	$(334.7)
Plan assets at fair value	138.2	123.5	168.5	149.2	306.7	272.7

Funded status	$(18.9)	$(34.5)	$(21.0)	$(27.5)	$(39.9)	$(62.0)

Included in the 2007 and 2006 funded status is accrued benefit cost of approximately $16.6 million and $21.6 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Domestic		Foreign		Total
	2007	2006	2007	2006	2007	2006
	(In millions)

Long-term asset	$—	$—	$1.4	$—	$1.4	$—
Short-term liability	(0.3)	(6.0)	—	(4.4)	(0.3)	(10.4)
Long-term liability	(18.6)	(28.5)	(22.4)	(23.1)	(41.0)	(51.6)

Funded status	$(18.9)	$(34.5)	$(21.0)	$(27.5)	$(39.9)	$(62.0)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	6.50%	6.00%	5.63%	5.14%	6.03%	5.55%
Salary growth rate	4.38%	4.48%	3.79%	3.75%	4.08%	4.15%

The following represents the funded components of net periodic pension cost as reflected in the Company’s consolidated statements of operations and the weighted average assumptions used to measure net periodic cost for the years ending December 28, 2007, December 29, 2006 and December 30, 2005:

	Pension Benefits
	Domestic			Foreign			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(In millions)

Components of net periodic cost:
Service cost	$5.7	$6.4	$5.7	$5.8	$5.3	$4.1	$11.5	$11.7	$9.8
Interest cost	9.4	8.5	7.6	9.4	8.2	5.8	18.8	16.7	13.4
Expected return on plan assets	(10.7)	(8.9)	(7.5)	(10.0)	(8.4)	(5.7)	(20.7)	(17.3)	(13.2)
Net amortization	0.7	2.0	1.0	0.3	0.8	0.3	1.0	2.8	1.3

Net periodic cost	$5.1	$8.0	$6.8	$5.5	$5.9	$4.5	$10.6	$13.9	$11.3

Weighted average assumption used to measure net periodic cost:
Discount rate	6.00%	5.50%	5.90%	5.14%	5.14%	5.59%	5.55%	5.32%	5.79%
Expected return on plan assets	8.50%	8.50%	8.50%	6.84%	6.56%	6.77%	7.59%	7.44%	7.60%
Salary growth rate	4.48%	4.46%	4.80%	3.75%	3.67%	3.80%	4.15%	4.13%	4.41%

	Estimated Future Benefit Payments
	Domestic	Foreign	Total
	(In millions)

2008	$4.1	$4.6	$8.7
2009	4.5	5.2	9.7
2010	5.4	5.3	10.7
2011	5.9	5.8	11.7
2012	7.0	6.2	13.2
2013-2017	46.0	38.4	84.4

Total	$72.9	$65.5	$138.4

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation in 2007 and 2006 was $134.7 million and $129.1 million, respectively, for the Domestic Plans and $151.4 million and $142.3 million, respectively, for the Foreign Plans. The Company had six plans in 2007 and 2006 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $80.4 million and $78.3 million for 2007 and 2006, respectively and aggregate fair value of plan assets was $65.9 million and $60.8 million for 2007 and 2006, respectively.

The Company currently estimates that it will make contributions of approximately $6.3 million to its Domestic Plans and $7.1 million to its Foreign Plans in 2008.

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

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $5.2 million, $5.1 million and $2.7 million in 2007, 2006 and 2005, respectively.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2007 and December 29, 2006, the deferred compensation liability was $34.2 million and $28.7 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the lives of the participants. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 28, 2007 and December 29, 2006, the cash surrender value of $34.8 million and $33.4 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 9.	STOCKHOLDERS’ EQUITY

A total of 1.6 million shares of the Company’s common stock may be issued pursuant to the Company’s Stock Incentive Plan (“Incentive Plan”). At December 28, 2007, there were 1.5 million shares reserved for the Incentive Plan and 0.1 million shares reserved for the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2007 and 2006.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 36.3 million shares and 39.5 million shares were outstanding at the end of 2007 and 2006, respectively.

During 2007 and 2006, the market price of the Company’s common stock met certain thresholds specified in the bond indenture for the Notes due in 2033 resulting in approximately 4,000 and 5,000 Notes due 2033 being converted, respectively. In the year ended December 28, 2007, the Company delivered approximately $1.7 million of cash and approximately 37,400 shares of common stock at the time of conversion. In the year ended December 29, 2006, the Company delivered approximately $2.1 million of cash and approximately 38,000 shares of common stock at the time of conversion.

Stock-Based Compensation

Stock Units

The Company granted 164,823, 232,346 and 262,183 stock units to employees in 2007, 2006 and 2005, respectively, with a weighted-average grant date fair value of $62.04, $46.29 and $37.39 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over either a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. However, the conversion dates of 28,667 vested units outstanding at the end of 2007 have been deferred until a pre-arranged time selected by certain employees; of these stock units, none were vested at the end of 2006 and 2005. Compensation expense associated with the stock units was $8.7 million, $8.3 million and $6.7 million in 2007, 2006 and 2005, respectively.

The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Stock units were granted to ten directors in 2007 and 2006 and nine directors in 2005 having an aggregate value at grant date of $1.6 million, $1.3 million and $0.6 million, respectively. Compensation expense associated with the director stock units was $1.7 million, $1.0 million and $1.4 million in 2007, 2006 and 2005, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value*	Units	Value*
		(Units in thousands)

Balance December 31, 2004	163.1	$24.05	525.7	$26.17
Granted	15.5	37.17	262.2	37.39
Converted	(45.6)	23.50	(132.1)	21.40
Cancelled	—	—	(6.2)	29.57

Balance at December 30, 2005	133.0	25.77	649.6	31.62
Granted	28.2	46.91	232.3	46.29
Converted	(31.2)	22.11	(154.1)	27.04
Cancelled	—	—	(29.1)	37.37

Balance at December 29, 2006	130.0	31.24	698.7	37.27
Granted	23.1	68.60	164.8	62.04
Converted	(2.7)	33.24	(204.6)	29.86
Cancelled	—	—	(13.0)	43.04

Balance at December 28, 2007	150.4	$36.95	645.9	$45.83

*	Director and employee stock units are granted at no cost to the participants.

The Company’s stock price was $62.27, $54.30 and $39.12 at December 28, 2007, December 29, 2006 and December 30, 2005, respectively. The weighted-average remaining contractual term for outstanding employee units that have not been deferred is 2.3 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2007, 2006 and 2005 was $12.3 million, $8.5 million and $6.5 million, respectively.

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2007, 2006 and 2005 was $49.6 million, $45.0 million and $30.6 million, respectively.

Stock units that are convertible at year-end represent the number of employee and director units outstanding which have been deferred until a pre-arranged time selected by each participant. At the end of 2007, 2006 and 2005, there were a combined 179,093, 129,999 and 132,955 of employee and director units convertible, respectively. The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2007, 2006 and 2005 was $11.2 million, $7.1 million and $5.2 million, respectively.

Stock Options

During 2007 and 2006, the Company granted 177,396 and 168,000 stock options, respectively, to employees and began recognizing as compensation expense the amortization of the grant-date fair market value of approximately $5.0 million and $3.5 million, respectively, over either a four-year or six-year vesting period representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the 2007 and

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 stock option grants was $28.26 and $21.07 per share, respectively, which was estimated at the date of the four-year and six-year grants using the Black-Scholes option pricing model with the following assumptions:

		Risk-Free		Average
	Expected Stock	Interest	Expected	Expected
	Price Volatility	Rate	Dividend Yield	Life

2007 Grants:
4 year vesting (2 grants)	29% and 34%	4.4% and 4.5%	0%	7 years
6 year vesting	34%	4.5%	0%	7 years
2006 Grant — 6 year vesting	34%	4.6%	0%	7 years

The Company’s compensation expense associated with the stock options in 2007 and 2006 was $1.5 million and $1.2 million, respectively. The following table summarizes the activity under the employee and director option plans (Options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Employee	Exercise	Grant Date	Director	Exercise
	Options	Price	Fair Value	Options	Price

Balance at December 31, 2004	3,850.5	$20.37		42.1	$19.65
Adjustment*	349.6	18.55		—	—
Exercised	(824.8)	17.60		(42.1)	19.65
Cancelled	(5.7)	20.25		—	—

Balance at December 30, 2005	3,369.6	18.55		—	—
Granted	168.0	46.29	$21.07	—	—
Exercised	(945.8)	17.08		—	—
Cancelled	(0.7)	22.39		—	—

Balance at December 29, 2006	2,591.1	20.89		—	—
Granted	177.4	63.43	$28.26	—	—
Exercised	(720.2)	16.28		—	—
Cancelled	—	—		—	—

Balance at December 28, 2007	2,048.3	$26.19		—	$—

Options exercisable at year-end:
2005	3,062.5	$18.16		—	$—
2006	2,423.1	$19.13		—	$—
2007	1,702.9	$20.33		—	$—

*	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding were adjusted to reflect the special dividend in 2005. (See Note 3. “Special Dividend”). No adjustment was necessary to director options as all previously outstanding options were exercised prior to the special dividend in 2005.

The Company’s stock price was $62.27, $54.30 and $39.12 at December 28, 2007, December 29, 2006 and December 30, 2005, respectively. The weighted-average remaining contractual term for options outstanding for 2007 was 4.3 years. The weighted-average remaining contractual term for options exercisable for 2007 was 4.0 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2007, 2006 and 2005 was $39.9 million, $31.1 million and $18.4 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2007, 2006 and 2005 was $73.9 million, $86.6 million and $69.3 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2007, 2006 and 2005 was $71.4 million, $85.2 million and $64.2 million, respectively.

Summary of Non-Vested Shares

The following table summarizes the activity of unvested employee stock units and options:

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested shares at December 29, 2006	866.7	$39.02
Granted	342.2	62.76
Vested	(233.3)	30.78
Forfeited	(13.0)	43.04

Non-vested shares at December 28, 2007	962.6	$49.40

As of December 28, 2007, there was $19.2 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted average period of 2.0 years.

Purchased Call and Warrant

Concurrently with the issuance of the Notes due 2013 (as more fully described in Note 5. “Debt”), the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers of the Notes due 2013. The net cost of the purchased call option and the sold warrant was approximately $36.8 million and is reflected in the Company’s consolidated financial statements as an increase in deferred tax assets of $34.1 million and a reduction to capital surplus of $2.7 million.

Share Repurchase

During 2007, the Company repurchased 4.3 million shares at an average cost of $57.61 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013. The Company also repurchased 0.7 million shares at an average cost of $55.66 per share subsequent to fiscal 2007. See Note 13. “Subsequent Event” for further information. No shares were repurchased in 2006. For further information regarding the issuance of the Notes due 2013, see Note 5. “Debt.”

NOTE 10.	BUSINESS SEGMENTS

The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2007. Export sales were insignificant. Segment information for 2007, 2006 and 2005 was as follows:

	North America
	United				Emerging
	States	Canada	Total	Europe	Markets	Total
	(In millions)

2007
Net sales	$3,467.2	$639.1	$4,106.3	$1,274.4	$472.2	$5,852.9
Operating income	280.1	64.9	345.0	60.6	33.5	439.1
Depreciation	12.0	1.2	13.2	8.1	1.6	22.9
Amortization	14.4	0.3	14.7	6.5	0.4	21.6
Tangible long-lived assets	75.2	6.0	81.2	35.2	4.5	120.9
Total assets	1,653.1	267.2	1,920.3	825.0	270.9	3,016.2
Capital expenditures	19.8	3.3	23.1	10.6	2.4	36.1

2006
Net sales	$3,055.1	$556.6	$3,611.7	$980.4	$346.5	$4,938.6
Operating income	212.7	63.8	276.5	37.1	23.5	337.1
Depreciation	11.5	1.0	12.5	5.7	1.1	19.3
Amortization	11.8	0.3	12.1	3.5	0.4	16.0
Tangible long-lived assets	66.1	3.2	69.3	25.2	3.6	98.1
Total assets	1,487.4	218.1	1,705.5	669.9	190.8	2,566.2
Capital expenditures	15.2	0.3	15.5	7.7	1.6	24.8

2005
Net sales	$2,467.4	$383.4	$2,850.8	$726.1	$270.5	$3,847.4
Operating income	132.1	29.2	161.3	17.9	10.2	189.4
Depreciation	12.4	0.9	13.3	4.1	0.9	18.3
Amortization	9.6	0.2	9.8	1.9	0.3	12.0
Tangible long-lived assets	59.1	3.3	62.4	19.3	3.0	84.7
Total assets	1,272.5	169.2	1,441.7	422.2	148.2	2,012.1
Capital expenditures	8.7	2.3	11.0	2.5	1.5	15.0

The following table presents the changes in goodwill allocated to the Company’s reportable segments from December 29, 2006 to December 28, 2007:

	North America
	United				Emerging
	States	Canada	Total	Europe	Markets	Total
	(In millions)

Balance December 29, 2006	$260.6	$14.3	$274.9	$82.8	$7.1	$364.8
Acquisition related	6.0	—	6.0	24.0	—	30.0
Other	—	2.6	2.6	5.0	0.8	8.4

Balance December 28, 2007	$266.6	$16.9	$283.5	$111.8	$7.9	$403.2

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

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

The following summarizes the financial information for Anixter Inc.:

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2007	2006
	(In millions)

Assets:
Current assets	$2,379.0	$2,024.4
Property, net	78.1	62.0
Goodwill	403.2	364.8
Other assets	164.7	133.8

	$3,025.0	$2,585.0

Liabilities and Stockholder’s Equity:
Current liabilities	$935.3	$919.7
Subordinated notes payable to parent	112.5	22.0
Long-term debt	495.5	459.4
Other liabilities	90.9	83.6
Stockholder’s equity	1,390.8	1,100.3

	$3,025.0	$2,585.0

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(In millions)

Net sales	$5,852.9	$4,938.6	$3,847.4
Operating income	$444.0	$341.5	$194.0
Income before income taxes	$400.0	$307.9	$161.8
Net income	$250.8	$211.7	$92.4

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 28, 2007 and December 29, 2006. The Company has never paid regular cash dividends on its common stock. However, in 2005, the Company declared a special dividend of $4.00 per common share, or $156.1 million, as a return of excess capital to shareholders. See Note 3. “Special Dividend” for further details. As of February 18, 2008, the Company had 3,589 shareholders of record.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

Year ended December 28, 2007
Net sales	$1,328.7	$1,511.5	$1,521.2	$1,491.5
Cost of goods sold	1,010.3	1,148.2	1,154.2	1,126.9
Operating income	90.4	116.1	118.2	114.4
Income before income taxes	80.2	107.4	106.9	103.0
Net income	53.6	64.6	64.8	70.5
Net income per basic share	1.42	1.74	1.73	1.91
Net income per diluted share	1.27	1.53	1.51	1.69
Composite stock price range:
High	67.44	76.75	88.40	86.99
Low	49.28	65.07	65.25	57.55
Close	65.94	75.21	82.45	62.27

Year ended December 29, 2006
Net sales	$1,070.5	$1,239.8	$1,330.5	$1,297.8
Cost of goods sold	813.3	932.7	1,010.0	983.3
Operating income	59.6	91.0	96.1	90.4
Income before income taxes	51.0	80.5	94.3	77.2
Net income	31.3	49.4	76.2	52.4
Net income per basic share	0.81	1.27	1.95	1.33
Net income per diluted share	0.74	1.15	1.76	1.20
Composite stock price range:
High	47.88	52.62	59.10	61.45
Low	38.67	44.45	44.42	51.27
Close	47.78	47.46	56.47	54.30

NOTE 13.	SUBSEQUENT EVENT

In January of 2008, the Company completed the share repurchase program announced on November 27, 2007. In 2008, the Company repurchased 750,000 shares at an average cost of $55.66 per share. Purchases were made on the open market and were financed from cash provided by operations and additional borrowings under existing revolving credit facilities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 28, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2007.

Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company’s internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Anixter International Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2007, and our report dated February 20, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at
http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2008 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits.

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

(2) Financial Statement Schedules.

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	67
II. Valuation and qualifying accounts and reserves	71

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by-laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	By-laws of Anixter International Inc. as amended through November 21, 2002. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 3.2).

Exhibit
No.		Description of Exhibit

(4) Instruments defining the rights of security holders, including indentures.
4.1		Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).
4.2		Indenture related to the 1% Senior Convertible Notes due 2013, dated as of February 16, 2007, between Anixter International Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of 1% Senior Convertible Note due 2013). (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 4.1).
(10) Material contracts.
10.1		Confirmation of OTC Convertible Note Hedge, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 10.2).
10.2		Confirmation of OTC Warrant Transaction, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 10.3).
10.3		Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10	.4*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10	.5*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10	.6*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10	.7*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10	.8*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10	.9*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10	.10*	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10	.11*	Anixter Excess Benefit Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.28).
10	.12*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10	.13*	(a) Anixter Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.30).
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

Exhibit
No.		Description of Exhibit

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
10	.14*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).
10	.15*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).
10	.16*	Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
10	.17*	First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10	.18*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10	.19*	Anixter International Inc. 1998 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.20).
10	.20*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2003, Exhibit 10.1).
10	.21*	Anixter Inc. Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated August 4, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.22).
10	.22*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.19).
10	.23*	First Amendment to the Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated February 19, 2007. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 29, 2006, Exhibit 10.21).
10	.24*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.1).
10	.25*	Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.2).
10.26		Five-year, $275.0 million, Revolving Credit Agreement, dated June 18, 2004, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004, Exhibit 4.1).
10.27		First Amendment to Five-Year, $275.0 million, Revolving Credit Agreement, dated November 10, 2005, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.23).
10.28		Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated April 20, 2007, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated April 23, 2007, Exhibit 10.1).

Exhibit
No.	Description of Exhibit

10.29	First Amendment to Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated September 26, 2007, among Anixter Inc., Bank of America, N.A., as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated September 25, 2007, Exhibit 10.1).
10.30	$40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.24).
10.31	First Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 5, 2007, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2007, Exhibit 10.1).
10.32	Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
10.33	Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
10.34	Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).
10.35	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
10.36	Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9).
10.37	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.10).
10.38	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated September 29, 2005, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.31).
10.39	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated September 28, 2006, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended September 29, 2006, Exhibit 10.1).
10.40	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated September 27, 2007, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2007, Exhibit 10.1).
(14) Code of ethics.
14.1	Code of ethics. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 14.1).
(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.

Exhibit
No.	Description of Exhibit

(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.
(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Linda Walker Bynoe, Robert L. Crandall, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a)/15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(In millions)

Operating loss	$(3.7)	$(3.2)	$(3.4)
Other income (expense):
Interest income, including intercompany	8.2	4.6	4.4
Loss on extinguishment of debt	—	—	(1.2)
Other	(0.1)	(0.2)	0.2

Income before income taxes, extraordinary gain and equity in earnings of subsidiaries	4.4	1.2	—
Income tax benefit	2.3	—	—

Income before extraordinary gain and equity in earnings of subsidiaries	6.7	1.2	—
Equity in earnings of subsidiaries	246.8	208.1	90.0

Net income	$253.5	$209.3	$90.0

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	December 28,	December 29,
	2007	2006
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$0.1	$2.8
Other receivables	—	11.0
Income taxes, net	—	0.6
Other assets	0.3	—

Total current assets	0.4	14.4
Investment in and advances to subsidiaries	1,505.9	1,125.9
Other assets	10.0	3.8

	$1,516.3	$1,144.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$5.3	$1.5
Amounts currently due to affiliates, net	0.7	20.7
Long-term debt	462.2	158.8
Other non-current liabilities	0.3	1.1

Total liabilities	468.5	182.1
Stockholders’ equity:
Common stock	36.3	39.5
Capital surplus	145.2	113.0
Accumulated other comprehensive income	50.9	6.2
Retained earnings	815.4	803.3

Total stockholders’ equity	1,047.8	962.0

	$1,516.3	$1,144.1

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended
	December 28,	December 29,	December 30,
	2007	2006	2005
	(In millions)

Operating activities:
Net income	$253.5	$209.3	$90.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(246.8)	(208.1)	(90.0)
Accretion of zero coupon convertible notes	5.2	5.1	2.3
Amortization of stock compensation	1.7	1.1	1.2
Amortization of deferred financing costs	1.3	0.1	0.1
Deferred income taxes	—	1.4	0.7
Loss on extinguishment of debt	—	—	1.2
Excess income tax benefits from employee stock plans	(0.2)	(1.4)	—
Stock option income tax benefits	—	—	0.6
Intercompany transactions	(6.2)	(7.9)	7.3
Income tax benefit	(2.3)	—	—
Changes in current assets and liabilities	58.7	(20.0)	0.2

Net cash provided by (used in) operating activities	64.9	(20.4)	13.6
Investing activities:
Dividend from subsidiary	—	—	92.0

Net cash provided by investing activities	—	—	92.0
Financing activities:
Bond proceeds	300.0	—	—
Purchase of common stock for treasury	(241.8)	—	—
Loans (to) from subsidiaries, net	(90.5)	8.5	32.5
Purchase call option	(88.8)	—	—
Proceeds from sale of warrant	52.0	—	—
Proceeds from issuance of common stock	11.7	16.1	15.0
Deferred financing costs	(7.5)	—	—
Repayment of borrowings	(1.8)	(2.1)	—
Payment of cash dividend	(1.1)	(0.8)	(153.7)
Excess income tax benefits from employee stock plans	0.2	1.4	—

Net cash (used in) provided by financing activities	(67.6)	23.1	(106.2)

(Decrease) increase in cash and cash equivalents	(2.7)	2.7	(0.6)
Cash and cash equivalents at beginning of year	2.8	0.1	0.7

Cash and cash equivalents at end of year	$0.1	$2.8	$0.1

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 28, 2007, December 29, 2006 and December 30, 2005

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period
	(In millions)

Year ended December 28, 2007:
Allowance for doubtful accounts	$20.6	$11.5	$0.6	$(7.1)	$25.6
Allowance for deferred tax asset	$21.8	$(0.9)	$(5.5)	$—	$15.4
Year ended December 29, 2006:
Allowance for doubtful accounts	$19.6	$10.7	$0.3	$(10.0)	$20.6
Allowance for deferred tax asset	$13.1	$0.4	$8.3	$—	$21.8
Year ended December 30, 2005:
Allowance for doubtful accounts	$18.0	$11.3	$(0.8)	$(8.9)	$19.6
Allowance for deferred tax asset	$12.5	$0.8	$(0.2)	$—	$13.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 21st day of February 2008.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert W. Grubbs Robert W. Grubbs		President and Chief Executive Officer (Principal Executive Officer)	February 21, 2008

/s/ Dennis J. Letham Dennis J. Letham		Executive Vice President — Finance (Principal Financial Officer)	February 21, 2008

/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Principal Accounting Officer)	February 21, 2008

/s/ Lord James Blyth* Lord James Blyth		Director	February 21, 2008

/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 21, 2008

/s/ Robert L. Crandall* Robert L. Crandall		Director	February 21, 2008

/s/ Robert W. Grubbs Robert W. Grubbs		Director	February 21, 2008

/s/ F. Philip Handy* F. Philip Handy		Director	February 21, 2008

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 21, 2008

/s/ George Muñoz* George Muñoz		Director	February 21, 2008

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 21, 2008

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 21, 2008

/s/ Matthew Zell* Matthew Zell		Director	February 21, 2008

/s/ Samuel Zell* Samuel Zell		Director	February 21, 2008

*By	/s/ Dennis J. Letham Dennis J. Letham (Attorney in fact)
Dennis J. Letham, as attorney in fact for each person indicated