Form 10-Q
period 2008-03-28
ANIXTER INTERNATIONAL INC
filed 2008-05-07
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     At May 1, 2008, 35,682,985 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	19
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

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
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
(In millions, except per share amounts)	2008	2007
Net sales	$1,471.6	$1,328.7
Cost of operations:
Cost of goods sold	1,123.1	1,010.3
Operating expenses	247.0	228.0

Total costs and expenses	1,370.1	1,238.3

Operating income	101.5	90.4
Other (expense) income:
Interest expense	(11.5)	(10.9)
Other, net	(0.3)	0.7

Income before income taxes	89.7	80.2
Income tax expense	32.0	26.6

Net income	$57.7	$53.6

Net income per share:
Basic	$1.61	$1.42
Diluted	$1.45	$1.27
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 28,
	2008	2007
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59.3	$42.2
Accounts receivable (less allowances of $24.1 and $25.6 in 2008 and 2007, respectively)	1,208.3	1,215.9
Inventories	1,095.0	1,065.0
Deferred income taxes	38.1	37.6
Other current assets	21.1	18.2

Total current assets	2,421.8	2,378.9
Property and equipment, at cost	244.4	235.2
Accumulated depreciation	(163.1)	(157.1)

Net property and equipment	81.3	78.1
Goodwill	407.7	403.2
Other assets	155.0	156.0

	$3,065.8	$3,016.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$684.9	$654.8
Accrued expenses	168.9	201.0
Short-term debt	93.7	84.1

Total current liabilities	947.5	939.9
Long-term debt	949.3	937.2
Other liabilities	92.0	91.3

Total liabilities	1,988.8	1,968.4
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 35,865,873 and 36,335,448 shares issued and outstanding in 2008 and 2007, respectively	35.9	36.3
Capital surplus	153.3	145.2
Retained earnings	832.1	815.4
Accumulated other comprehensive income:
Foreign currency translation	62.7	58.1
Unrecognized pension liability	(7.8)	(8.7)
Unrealized gain on derivatives	0.8	1.5

Total accumulated other comprehensive income	55.7	50.9

Total stockholders’ equity	1,077.0	1,047.8

	$3,065.8	$3,016.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Operating activities:
Net income	$57.7	$53.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.3	5.1
Amortization of stock compensation	3.5	2.7
Amortization of intangible assets	2.1	1.9
Amortization of deferred financing costs	0.5	0.3
Accretion of zero coupon convertible notes	1.3	1.3
Deferred income taxes	—	(1.7)
Excess income tax benefit from employee stock plans	(3.6)	(4.6)
Changes in current assets and liabilities, net	(11.3)	7.5
Other, net	(1.1)	(0.3)

Net cash provided by operating activities	55.4	65.8

Investing activities:
Capital expenditures	(8.8)	(7.8)
Acquisition of business, net of cash acquired	—	(2.0)
Other	0.1	—

Net cash used in investing activities	(8.7)	(9.8)

Financing activities:
Proceeds from borrowings	224.5	111.5
Repayment of borrowings	(217.0)	(272.6)
Purchases of common stock for treasury	(41.7)	(162.7)
Excess income tax benefit from employee stock plans	3.6	4.6
Proceeds from issuance of common stock	1.7	2.5
Bond proceeds	—	300.0
Purchased call option	—	(88.8)
Proceeds from sale of warrant	—	52.0
Deferred financing costs	—	(6.8)
Other	(0.7)	(1.1)

Net cash used in financing activities	(29.6)	(61.4)

Increase (decrease) in cash and cash equivalents	17.1	(5.4)
Cash and cash equivalents at beginning of period	42.2	50.9

Cash and cash equivalents at end of period	$59.3	$45.5

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 28, 2007. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain reclassifications have been made to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     Recently issued accounting pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on December 29, 2007 (the beginning of fiscal 2008 for the Company). The adoption of SFAS No. 157 on the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of its financial assets and liabilities outstanding during the first quarter of 2008 was not material.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be fiscal year 2009 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board Statement No. 133 (“SFAS No. 161”). The objective of this Statement is to expand the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and provide an enhanced understanding of why an entity uses derivative instruments, how the entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the entity’s financial statements. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year or interim period that begins after November 15, 2008, which will be fiscal year 2009 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on the Company’s condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended
	March 28,	March 30,
(In millions)	2008	2007
Net income	$57.7	$53.6
Change in cumulative translation adjustment	4.6	1.3
Change in unrecognized pension liability	0.9	0.4
Change in fair market value of derivatives	(0.7)	0.3

Comprehensive income	$62.5	$55.6

NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended
	March 28,	March 30,
(In millions, except per share data)	2008	2007

Basic Income per Share:
Net income	$57.7	$53.6

Weighted-average common shares outstanding	35.9	37.8

Net income per basic share	$1.61	$1.42

Diluted Income per Share:
Net income	$57.7	$53.6

Weighted-average common shares outstanding	35.9	37.8
Effect of dilutive securities:
Stock options and units	0.9	1.3
Convertible notes due 2033	3.0	2.9

Weighted-average common shares outstanding	39.8	42.0

Net income per diluted share	$1.45	$1.27
     The Convertible Senior Notes due 2013 (“Notes due 2013”) were originally issued in February of 2007. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. When the Company’s average stock price for the reporting period exceeds the conversion price of $63.48, additional shares are required to be included in the diluted weighted-average common shares outstanding. No shares have been included in the diluted weighted-average common shares outstanding for the 13 weeks ended March 28, 2008 and March 30, 2007 as the Notes due 2013 were not dilutive.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Convertible Notes due 2033 (“Notes due 2033”) were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during the 13 weeks ended March 28, 2008 and March 30, 2007. As a result of the conversion value exceeding the accreted principal, 3.0 million and 2.9 million additional shares related to the Notes due 2033 have been included in the diluted weighted-average common shares outstanding for the 13 weeks ended March 28, 2008 and March 30, 2007, respectively. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In both of the 13 weeks ended March 28, 2008 and March 30, 2007, the Company issued 0.3 million shares due to stock option exercises and vesting of stock units.
NOTE 4. INCOME TAXES
     The Company’s income tax expense for the 13 weeks ended March 28, 2008 reflects an effective tax rate of 35.7% as compared to 33.2% in the corresponding period in the prior year. The first quarter of 2008 includes a benefit of $1.6 million, or $0.04 per diluted share, related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. The effective tax rate for the corresponding period in 2007 includes a benefit of $3.4 million, or $0.08 per diluted share, for tax benefits primarily related to the settlement of certain income tax audits. Excluding these tax benefits, the Company’s effective tax rate in the 13 weeks ended March 28, 2008 and March 30, 2007 was 37.5% and 37.1%, respectively.
NOTE 5. PENSION PLANS
     The Company has various defined benefit and defined contribution pension plans. The defined benefit plans are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”), the IRS and applicable foreign laws. Assets in the various plans consisted primarily of equity securities and fixed income investments.
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(In millions)
Service cost	$1.4	$1.5	$1.4	$1.3	$2.8	$2.8
Interest cost	2.5	2.3	2.7	2.3	5.2	4.6
Expected return on plan assets	(2.9)	(2.7)	(2.9)	(2.4)	(5.8)	(5.1)
Net amortization	0.1	0.4	—	0.1	0.1	0.5

Net periodic cost	$1.1	$1.5	$1.2	$1.3	$2.3	$2.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	December 28,
	2008	2007
	(Unaudited)
Assets:
Current assets	$2,414.7	$2,379.0
Property, equipment and capital leases, net	99.7	96.8
Goodwill	407.7	403.2
Other assets	145.4	146.0

	$3,067.5	$3,025.0

Liabilities and Stockholder’s Equity:
Current liabilities	$949.5	$935.3
Subordinated notes payable to parent	61.0	112.5
Long-term debt	506.2	495.5
Other liabilities	92.0	90.9
Stockholder’s equity	1,458.8	1,390.8

	$3,067.5	$3,025.0

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2008	2007
Net sales	$1,471.6	$1,328.7
Operating income	$102.6	$91.5
Income before income taxes	$91.7	$81.3
Net income	$52.4	$54.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7. STOCKHOLDERS’ EQUITY
Share Repurchase
     In the first quarter of 2008, the Company repurchased approximately 0.7 million common shares at an average cost of $55.66 per share. Purchases were made in the open market and were financed primarily from cash provided by operations. In the first quarter of 2007, the Company repurchased 3.0 million common shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At March 28, 2008, there were 1.2 million shares reserved from the 2006 Stock Incentive Plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period. Compensation expense associated with stock options and stock units was $3.5 million and $2.7 million in the first quarter of 2008 and 2007, respectively.
     The Company granted approximately 0.2 million stock units to employees during the first quarter of 2008. The grant-date fair value of the employee stock units was $65.39. During the first quarter of 2008, the Company granted directors approximately 7,000 stock units with a grant-date fair value of $62.27. The Company granted approximately 0.2 million stock options to employees, during the first quarter of 2008, that had a grant-date fair value of $23.69 and an exercise price of $65.39. The weighted-average fair value of the stock options granted in the first quarter of 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock	Risk-Free	Expected	Average
Price Volatility	Interest Rate	Dividend Yield	Expected Life
28%	3.0%	0%	7 years

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
     Segment information for the 13 weeks ended March 28, 2008 and March 30, 2007 was as follows (in millions):

	13 Weeks Ended
	March 28,	March 30,
	2008	2007
Net sales:
United States	$858.4	$795.6
Canada	158.4	131.4

North America	1,016.8	927.0
Europe	340.0	305.1
Emerging Markets	114.8	96.6

	$1,471.6	$1,328.7

Operating income:
United States	$68.0	$58.7
Canada	12.6	12.1

North America	80.6	70.8
Europe	13.9	14.0
Emerging Markets	7.0	5.6

	$101.5	$90.4

	March 28,	December 28,
	2008	2007
Total assets:
United States	$1,635.9	$1,653.1
Canada	254.0	267.2

North America	1,889.9	1,920.3
Europe	897.1	825.0
Emerging Markets	278.8	270.9

	$3,065.8	$3,016.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 13 weeks ended March 28, 2008 (in millions):

	December 28,	Acquisition		March 28,
	2007	Related	Other	2008
United States	$266.6	$—	$—	$266.6
Canada	16.9	—	(0.6)	16.3

North America	283.5	—	(0.6)	282.9
Europe	111.8	1.0	3.7	116.5
Emerging Markets	7.9	—	0.4	8.3

	$403.2	$1.0	$3.5	$407.7

NOTE 9. LEGAL CONTINGENCY
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations.
     The Company is performing a thorough review of its export and re-export transactions to determine whether any other possible violations occurred. The Company is also determining appropriate corrective actions. Upon completion, the Company will submit the results and its corrective action plan to the applicable U.S. government agencies.
     While civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, based on information currently available, an estimate of loss cannot be made at this time and, therefore, nothing has been accrued. However, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.
NOTE 10. SUBSEQUENT EVENT
     On May 2, 2008, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. All previously announced share repurchase programs had been completed prior to the end of the first quarter of 2008.

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). The Company believes this information is useful to investors in order to provide a better understanding of the organic growth trends of the Company on a comparable basis. Management does not use non-GAAP financial measures for any purpose other than the reason stated above. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.
Acquisition of Businesses
     In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”), a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. The Company paid approximately $35.2 million for these businesses in the second quarter of 2007. As a result of these acquisitions, sales and operating income were favorably affected in the 13 weeks ended March 28, 2008 by $12.3 million and $0.7 million, respectively, as compared to the corresponding period in 2007.
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
Cash Flow
     Net cash provided by operating activities was $55.4 million in the 13 weeks ended March 28, 2008 compared to $65.8 million in the corresponding period in 2007. The decrease in cash provided by operating activities was primarily related to changes in working capital (accounts receivable, inventory, accounts payable and other current assets and liabilities). In the first quarter of 2008, working capital changes represented a use of operating cash of $11.3 million as compared to $7.5 million of operating cash provided in the first quarter of 2007 primarily related to the receipt of cash associated with certain income tax settlements.

ANIXTER INTERNATIONAL INC.
     Consolidated net cash used in investing activities decreased to $8.7 million in the 13 weeks ended March 28, 2008 from $9.8 million in the 13 weeks ended March 30, 2007. Capital expenditures of $8.8 million increased $1.0 million during the first quarter of 2008 from $7.8 million in the corresponding period in the prior year. Capital expenditures are expected to be approximately $36.0 million in 2008 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure. In the first quarter of 2007, the Company made additional payments of $2.0 million related to a business acquired in 2006.
     Net cash used in financing activities was $29.6 million in the 13 weeks ended March 28, 2008 compared to $61.4 million in the corresponding period in 2007. In the first quarter of 2008, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility, by $7.5 million compared to a decrease of $161.1 million in the corresponding period of the prior year. The Company repurchased approximately 0.7 million of its outstanding common shares during the first quarter of 2008 at a total cost of $41.7 million. The cash provided by financing activities for the 13 weeks ended March 28, 2008 and March 30, 2007 included $3.6 million and $4.6 million, respectively, of cash from the excess income tax benefit associated with employee stock plans. Proceeds from the issuance of common stock relating to the exercise of stock options were $1.7 million in the 13 weeks ended March 28, 2008 compared to $2.5 million in the corresponding period in 2007. In the first quarter of 2007, the Company issued $300 million of 1% Convertible Senior Notes due 2013 (“Notes due 2013”) and amended its revolving credit facility. Issuance costs related to the Notes due 2013 were $7.5 million of which $0.7 million were paid subsequent to March 30, 2007. The net proceeds of $292.5 million from the issuance of the Notes due 2013 were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million.
Financing
     There were no material changes to the Company’s financing arrangements since the filing of the Company’s 2007 Form 10-K. As of March 28, 2008 and December 28, 2007, the Company’s short-term debt outstanding was $93.7 million and $84.1 million, respectively, and the Company’s long-term debt outstanding was $949.3 million and $937.2 million, respectively.
     Consolidated interest expense was $11.5 million in the first quarter of 2008 as compared to $10.9 million in the corresponding period in 2007. The increase in interest expense is primarily due to a combination of higher debt levels as a result of a series of recent acquisitions, the working capital requirements associated with organic growth and the repurchase of shares completed during 2007 and the first quarter of 2008, partially offset by a lower weighted-average cost of borrowing. While interest rates on approximately 75% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first quarter of 2008, the Company’s weighted-average cost of borrowings declined to 4.2% in the 13 weeks ended March 28, 2008 from 4.8% in the corresponding period in the prior year, primarily as a result of the issuance of the Notes due 2013. The Company’s debt-to-total capitalization decreased to 49.2% at March 28, 2008 from 49.4% at December 28, 2007.
Share Repurchases
     In the first quarter of 2008, the Company repurchased approximately 0.7 million of its outstanding common shares at an average cost of $55.66 per share. Purchases were made in the open market and were financed primarily from cash provided by operations. In the first quarter of 2007, the Company repurchased 3.0 million common shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013.
     Subsequent to the first quarter of 2008, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. All previously announced share repurchase programs had been completed prior to the end of the first quarter of 2008. See Note 10. “Subsequent Event” in the notes to the condensed consolidated financial statements for further information.

ANIXTER INTERNATIONAL INC.
First Quarter 2008 Results of Operations
Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns and possible rapid changes in applicable technologies. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.
     Sales of $1,471.6 million in the first quarter of 2008 increased $142.9 million, or 10.8%, from $1,328.7 million in the same period in 2007. The sales increase represents an organic growth rate of 6.6% after adjusting for a series of acquisitions completed in the last year, which contributed $12.3 million to 2008 first quarter sales, as well as a favorable foreign exchange impact of $43.5 million. This sales growth in the current quarter was generated despite economic uncertainty that existed during the quarter, especially relating to the difficult credit environment in the United States. After more than two years in which sales growth was consistently broad-based over the various customer end markets and geographies the Company serves, the first quarter of 2008 exhibited more divergent growth rates. Also, as compared to the year ago first quarter, the first quarter of 2008 reflects an unfavorable impact from the timing of both the New Year and Easter holidays. Importantly, the Company continued to make significant progress on its major initiatives during the quarter, including growing in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Market-based copper prices averaged approximately $3.53 per pound during the first quarter of 2008 compared to $2.71 per pound in the first quarter of 2007. However, while the average price increased 30%, it is important to note that during the most recent quarter, the average spot price of copper is fairly consistent with the average spot market price of copper of $3.41 that existed in 7 of the last 8 fiscal quarters. During that 8 quarter period, with the exception of the first quarter of 2007, the highest quarterly average was $3.54 per pound and the lowest was $3.20 per pound. The very sharp, but short adjustment in the average copper prices in the first quarter of 2007 had little effect on wire and cable prices versus the 8 quarter pricing pattern. In addition, the softer economic environment created an environment where the commodity price change was not always passed through by the manufacturers to the distribution channel and, in turn, the distribution channel was not always able to pass through the increase to the ultimate customer. As a result, even though average copper prices were up significantly year-on-year, they had a minimal effect on financial results in the first quarter of 2008.
Consolidated Results of Operations

	13 Weeks Ended
	March 28,	March 30,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,471.6	$1,328.7	10.8%
Gross profit	$348.5	$318.4	9.5%
Operating expenses	$247.0	$228.0	8.3%
Operating income	$101.5	$90.4	12.3%

ANIXTER INTERNATIONAL INC.
     Net Sales: The Company’s net sales during the first quarter of 2008 increased $142.9 million, or 10.8%, to $1,471.6 million from $1,328.7 million in the same period in 2007. Recently-completed acquisitions accounted for $12.3 million of the increase while the favorable effects of foreign exchange rates contributed $43.5 million to sales. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $87.1 million, or approximately 6.6%, in the first quarter of 2008 as compared to the corresponding period in the prior year. The Company experienced growth in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.
     Gross Margins: Gross margins decreased in the first quarter of 2008 to 23.7% from 24.0% in the corresponding period in 2007 mainly due to pricing pressure on certain products sold in the North American wire and cable market and timing associated with the pass-through of rising commodity prices in OEM supply products in Europe.
     Operating Income: As a result of sales growth and tight expense controls, operating margins were 6.9% in the first quarter of 2008 as compared to 6.8% in the first quarter of 2007. Operating expenses increased $19.0 million, or 8.3%, in the first quarter of 2008 from the corresponding period in 2007. A series of recently-completed acquisitions have increased operating expenses by $2.9 million, while changes in foreign exchange rates increased operating expenses by $7.6 million. Excluding the acquisitions and the effects of foreign exchange rates, operating expenses increased approximately $8.5 million, or 3.7%, primarily due to variable costs associated with the 6.6% organic growth in sales. Included in the operating expenses are $0.5 million of expenses incurred in Europe in conjunction with a facility closure during the first quarter of 2008.
     Improved operating margins on higher sales generated an increase in operating income of $11.1 million, or 12.3%, in the first quarter of 2008 as compared to the corresponding period in 2007. Recent acquisitions accounted for $0.7 million of the increase while the favorable foreign exchange effects added $2.6 million to operating income. Excluding the acquisitions and the favorable effects of foreign exchange rates, operating income increased $7.8 million, or 8.6%, in the first quarter of 2008 as compared to the corresponding period in 2007.
     Interest Expense: Consolidated interest expense was $11.5 million in the first quarter of 2008 as compared to $10.9 million in the corresponding period in 2007. The weighted-average long-term debt balance in the first quarter of 2008 was $1,100.0 million as compared to $916.6 million in the corresponding period in 2007. The increase is driven by the working capital requirements associated with organic growth over the past year, the repurchase of outstanding shares during 2007 and the first quarter of 2008 and recently-completed acquisitions. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of the Notes due 2013 in the first quarter of 2007 that have lowered the Company’s average cost of borrowings. With the interest rates on approximately 75% of the Company’s borrowings fixed, its average cost of borrowings was 4.2% in the first quarter of 2008 as compared to 4.8% in the corresponding period of the prior year.
     Other, net:

	13 Weeks Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Foreign exchange	$0.7	$(0.1)
Cash surrender value of life insurance policies	(0.7)	0.5
Other	(0.3)	0.3

	$(0.3)	$0.7

ANIXTER INTERNATIONAL INC.
     Primarily due to the strengthening of the British pound, Colombian peso and Peruvian nuevo sol, changes in foreign exchange rates resulted in a gain of $0.7 million in the first quarter of 2008 compared to a loss of $0.1 million in the corresponding period in 2007. In the first quarter of 2007, the Company recorded other interest income related to tax settlements in the U.S. and Canada.
     Income Taxes: The Company’s income tax expense for the 13 weeks ended March 28, 2008 reflects an effective tax rate of 35.7% as compared to 33.2% in the corresponding period in the prior year. The first quarter of 2008 includes a benefit of $1.6 million related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. The effective tax rate for the corresponding period in 2007 includes a benefit of $3.4 million for tax benefits primarily related to the settlement of certain income tax audits. Excluding these tax benefits, the Company’s effective tax rate in the 13 weeks ended March 28, 2008 and March 30, 2007 was 37.5% and 37.1%, respectively.
North America Results of Operations

	13 Weeks Ended
	March 28,	March 30,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,016.8	$927.0	9.7%
Gross profit	$238.3	$221.5	7.5%
Operating expenses	$157.7	$150.7	4.6%
Operating income	$80.6	$70.8	13.8%
     Net Sales: When compared to the first quarter of 2007, North America net sales in the first quarter of 2008 increased 9.7% to $1,016.8 million from $927.0 million. Excluding the favorable effects of foreign exchange rate changes of $21.7 million, North America net sales were $995.1 million in the 13 weeks ended March 28, 2008, which represents an increase of $68.1 million, or approximately 7.4%, over the 13 weeks ended March 30, 2007.
     Sales of enterprise cabling and security solutions in North America increased $26.5 million in the first quarter of 2008, or 5.2%, compared to the first quarter of 2007. The increase was primarily due to strong growth in the security market. Favorable foreign exchange rates on Canadian sales accounted for $7.0 million of the sales growth versus the prior year. North America electrical wire and cable sales of $362.3 million increased $54.3 million, or 17.6%, in the first quarter of 2008 from $308.0 million in the first quarter of 2007. The increase is due to increased demand, especially with larger projects from both new and existing customers. Favorable foreign exchange rates on Canadian sales accounted for $14.1 million. Excluding foreign exchange, electrical and electronic wire and cable sales were up $40.2 million, or approximately 13.0%, in the first quarter of 2008 as compared to the first quarter of 2007. In the OEM supply market, sales increased 8.7%, or $9.5 million, with strong sales growth to aerospace and defense customers.
     Gross Margins: Gross margins decreased to 23.4% in the first quarter of 2008 from 23.9% in the first quarter of 2007 mainly due to pricing pressure on certain products sold in the North American wire and cable market.
     Operating Income: As a result of the sales growth of 9.7% and better leveraging of the expense structure, operating margins were 7.9% in the first quarter of 2008 as compared to 7.6% in the first quarter of 2007. Operating expenses increased $7.0 million, or 4.6%, in the first quarter of 2008 from the first quarter of 2007. Foreign exchange rate changes increased operating expenses by $3.1 million. Excluding the effects from changes in foreign exchange rates, operating expenses increased approximately $3.9 million, or 2.6%, primarily due to variable costs associated with the 7.4% organic growth in sales.

ANIXTER INTERNATIONAL INC.
     Improved operating margins on higher sales generated an increase in operating income of $9.8 million, or 13.8%, in the first quarter of 2008 as compared to the first quarter of 2007. Foreign exchange rate changes added $1.7 million to operating income. Excluding the favorable effects of foreign exchange rates, operating income increased $8.1 million, or 11.4%, in the first quarter of 2008 as compared to the first quarter of 2007.
Europe Results of Operations

	13 Weeks Ended
	March 28,	March 30,	Percent
	2008	2007	Change
	(In millions)

Net sales	$340.0	$305.1	11.4%
Gross profit	$85.6	$76.8	11.6%
Operating expenses	$71.7	$62.8	14.3%
Operating income	$13.9	$14.0	(0.6)%
     Net Sales: When compared to the first quarter of 2007, Europe net sales for the first quarter of 2008 increased 11.4% to $340.0 million, including $12.3 million due to recent acquisitions and $17.8 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $309.9 million in the first quarter of 2008, which represents an increase of $4.8 million, or approximately 1.6%, over the first quarter of 2007. This organic growth reflects sales growth in the OEM supply market and electrical wire and cable market, offset by a decline in enterprise cabling and security solutions sales. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $66.2 million in the first quarter of 2008 as compared to $45.8 million in the corresponding period in the prior year. Exclusive of $2.8 million of favorable foreign exchange effects, sales in the European electrical wire and cable market were 38.4% higher than 2007. Europe OEM supply sales in the first quarter of 2008 of $162.0 million increased $22.4 million, or 16.1% from $139.6 million in the first quarter of 2007. Exclusive of $5.7 million of favorable foreign exchange effects and the sales of $12.3 million from recent acquisitions, sales in the European OEM supply market were 3.2% greater in the first quarter of 2008 as compared to the corresponding period in 2007. The enterprise cabling and security solutions sales growth in Europe continues to be affected by the difficult comparison to very strong market conditions that existed from the middle of 2006 to the middle of 2007. Enterprise cabling and security solutions sales in Europe declined 6.6% to $111.7 million in the first quarter of 2008 as compared to sales of $119.6 million in the first quarter of 2007. Also, as compared to the year ago first quarter, the first quarter of 2008 reflects an unfavorable impact from the timing of both the New Year and Easter holidays.
     Gross Margins: Due to the favorable product mix, the gross margins of 25.2% in the first quarter of 2008 were equal to the gross margins in the corresponding period in 2007. However, the gross margins in the OEM supply market declined versus the prior year due to the timing associated with the pass-through of rising commodity prices in OEM supply products.
     Operating Income: Operating margins were 4.1% in the first quarter of 2008 as compared to 4.6% in the first quarter of 2007. Operating expenses increased $8.9 million, or 14.3%, in the first quarter of 2008 as compared to the first quarter of 2007. Recent acquisitions increased operating expenses by $2.9 million, while foreign exchange rate changes increased operating expenses by $3.9 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $2.1 million, or 3.4%, primarily due to variable costs associated with the 1.6% organic growth in sales as well as expenses associated with the Company’s investment in its initiatives to grow its security business, expand the geographic presence of the electrical wire and cable business, develop a presence in the industrial automation market and the expansion of the Company’s OEM supply sourcing capabilities in the Far East. In addition, the Company incurred $0.5 million of expenses during the first quarter of 2008 to close a facility in Europe.

ANIXTER INTERNATIONAL INC.
     Although sales increased 11.4%, operating income declined by $0.1 million, or 0.6%, in the first quarter of 2008 as compared to the first quarter of 2007. The recent acquisitions added $0.7 million to operating income while favorable foreign exchange rate changes added $0.6 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income decreased $1.4 million, or 10.5%, in the first quarter of 2008 as compared to the corresponding period in 2007. This decline was due to the expense investments in the initiatives described above and the expenses incurred to close a facility in Europe.
Emerging Markets Results of Operations

	13 Weeks Ended
	March 28,	March 30,	Percent
	2008	2007	Change
	(In millions)

Net sales	$114.8	$96.6	18.8%
Gross profit	$24.6	$20.1	22.7%
Operating expenses	$17.6	$14.5	21.3%
Operating income	$7.0	$5.6	26.3%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2008 increased 18.8% to $114.8 million from $96.6 million in the first quarter of 2007. Excluding the $4.0 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 14.6%. Asia Pacific sales grew 8.4%, while Latin America sales increased 23.9% in the first quarter of 2008 compared to the corresponding period in 2007. Although sales growth in Latin America was tempered by the timing of the New Year and Easter holidays, overall, the growth in the Emerging Markets reflects an expanding base of global account business.
     Gross Margins: During the 13 weeks ended March 28, 2008, Emerging Markets gross margins increased to 21.5% from 20.8% in the corresponding period in 2007, primarily due to a favorable product mix between countries.
     Operating Income: Emerging Markets operating income increased $1.4 million, or 26.3%, in the first quarter of 2008 compared to the first quarter of 2007. Exchange rate changes had a $0.3 million favorable impact on operating income. Operating expenses increased $3.1 million (inclusive of $0.6 million due to changes in foreign exchange rates) in the first quarter of 2008, or 21.3% compared to the first quarter of 2007. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased in the first quarter of 2008 to 6.1% from 5.7% in the first quarter of 2007.
Critical Accounting Policies and New Accounting Pronouncements
     There were no material changes in the Company’s critical accounting policies since the filing of its 2007 Form 10-K. For further information, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for information about recently issued accounting pronouncements. As discussed in the 2007 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 28, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2008. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS.
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations.
     The Company is performing a thorough review of its export and re-export transactions to determine whether any other possible violations occurred. The Company is also determining appropriate corrective actions. Upon completion, the Company will submit the results and its corrective action plan to the applicable U.S. government agencies.
     While civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, based on information currently available, an estimate of loss cannot be made at this time and, therefore, nothing has been accrued. However, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Fiscal Reporting Period	Shares Purchased	Paid per Share	Programs	Programs (1)
Four week period ending January 25	632,700	$55.34	632,700
Four week period ending February 22	117,300	57.35	117,300
Five week period ending March 28	—	—	—

Total	750,000	$55.66	750,000	0

(1)	On November 27, 2007, the Company announced a program to repurchase up to 1,000,000 shares of its common stock. The repurchase of 250,000 shares was completed in the last fiscal month of the fourth quarter of 2007. The remaining 750,000 shares were repurchased in the January and February fiscal months of 2008. The program expired upon acquisition of all shares authorized to be repurchased. Subsequent to the first quarter of 2008, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. All previously announced share repurchase programs had been completed prior to the end of the first quarter of 2008. See Note 10. “Subsequent Event” in the notes to the condensed consolidated financial statements for further information.

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.
(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert W. Grubbs, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

May 7, 2008	By:	/s/ Robert W. Grubbs
Robert W. Grubbs
President and Chief Executive Officer

May 7, 2008	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer