Form 10-Q
period 2008-06-27
ANIXTER INTERNATIONAL INC
filed 2008-07-31
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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
     Yes ☐ No ☑
     At July 25, 2008, 35,134,925 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	*

Item 6.	Exhibits	25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$1,616.8	$1,511.5	$3,088.4	$2,840.2
Cost of operations:
Cost of goods sold	1,232.7	1,148.2	2,355.8	2,158.5
Operating expenses	262.3	247.2	509.3	475.2

Total costs and expenses	1,495.0	1,395.4	2,865.1	2,633.7

Operating income	121.8	116.1	223.3	206.5
Other (expense) income:
Interest expense	(11.1)	(11.1)	(22.6)	(22.0)
Other, net	(3.6)	2.4	(3.9)	3.1

Income before income taxes	107.1	107.4	196.8	187.6
Income tax expense	40.2	42.8	72.2	69.4

Net income	$66.9	$64.6	$124.6	$118.2

Net income per share:
Basic	$1.89	$1.74	$3.50	$3.16
Diluted	$1.71	$1.53	$3.16	$2.81
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	December 28,
	2008	2007
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48.9	$42.2
Accounts receivable (less allowances of $27.2 and $25.6 in 2008 and 2007, respectively)	1,274.0	1,215.9
Inventories	1,102.4	1,065.0
Deferred income taxes	38.0	37.6
Other current assets	20.7	18.2

Total current assets	2,484.0	2,378.9
Property and equipment, at cost	251.3	235.2
Accumulated depreciation	(167.7)	(157.1)

Net property and equipment	83.6	78.1
Goodwill	407.8	403.2
Other assets	156.7	156.0

	$3,132.1	$3,016.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724.3	$654.8
Accrued expenses	162.4	201.0
Short-term debt	123.1	84.1
Total current liabilities	1,009.8	939.9
Long-term debt	932.1	937.2
Other liabilities	93.2	91.3

Total liabilities	2,035.1	1,968.4
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 35,011,214 and 36,335,448 shares issued and outstanding in 2008 and 2007, respectively	35.0	36.3
Capital surplus	165.4	145.2
Retained earnings	837.2	815.4
Accumulated other comprehensive income:
Foreign currency translation	64.2	58.1
Unrecognized pension liability	(7.8)	(8.7)
Unrealized gain on derivatives	3.0	1.5

Total accumulated other comprehensive income	59.4	50.9

Total stockholders’ equity	1,097.0	1,047.8

	$3,132.1	$3,016.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	June 27,	June 29,
	2008	2007
	(In millions)
Operating activities:
Net income	$124.6	$118.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.3	10.7
Stock-based compensation	11.7	5.8
Amortization of intangible assets	4.2	3.8
Accretion of zero coupon convertible notes	2.6	2.6
Amortization of deferred financing costs	1.0	0.8
Deferred income taxes	—	(1.7)
Excess income tax benefit from employee stock plans	(5.8)	(8.6)
Changes in current assets and liabilities, net	(53.6)	(96.7)
Other, net	1.9	0.4

Net cash provided by operating activities	98.9	35.3

Investing activities:
Capital expenditures	(17.3)	(15.4)
Acquisition of business, net of cash acquired	—	(38.2)
Other	0.2	0.1

Net cash used in investing activities	(17.1)	(53.5)

Financing activities:
Proceeds from borrowings	452.5	351.3
Repayment of borrowings	(432.5)	(444.5)
Purchases of common stock for treasury	(104.6)	(162.7)
Excess income tax benefit from employee stock plans	5.8	8.6
Proceeds from issuance of common stock	4.4	5.7
Bond proceeds	—	300.0
Purchased call option	—	(88.8)
Proceeds from sale of warrant	—	52.0
Deferred financing costs	—	(8.1)
Other	(0.7)	(1.1)

Net cash (used in) provided by financing activities	(75.1)	12.4

Increase (decrease) in cash and cash equivalents	6.7	(5.8)
Cash and cash equivalents at beginning of period	42.2	50.9

Cash and cash equivalents at end of period	$48.9	$45.1

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
     Recently issued accounting pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on December 29, 2007 (the beginning of fiscal 2008 for the Company). The adoption of SFAS No. 157 on the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of its financial assets and liabilities outstanding during the 26 weeks ended June 27, 2008 was not material.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal 2009 for the Company), and interim periods within those fiscal years. Retrospective application is required to be applied to the terms of instruments as they existed for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on the Company’s condensed consolidated financial statements.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2008	2007	2008	2007
Net income	$66.9	$64.6	$124.6	$118.2
Change in cumulative translation adjustment	1.5	16.3	6.1	17.6
Change in unrecognized pension liability	—	2.2	0.9	2.6
Change in fair market value of derivatives	2.2	1.4	1.5	1.7

Comprehensive income	$70.6	$84.5	$133.1	$140.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
(In millions, except per share data)	2008	2007	2008	2007

Basic Income per Share:
Net income	$66.9	$64.6	$124.6	$118.2

Weighted-average common shares outstanding	35.4	37.1	35.6	37.4

Net income per basic share	$1.89	$1.74	$3.50	$3.16

Diluted Income per Share:
Net income	$66.9	$64.6	$124.6	$118.2

Weighted-average common shares outstanding	35.4	37.1	35.6	37.4
Effect of dilutive securities:
Stock options and units	0.8	1.2	0.9	1.3
Convertible notes due 2033	2.9	3.4	3.0	3.1
Convertible notes due 2013	—	0.5	—	0.3

Weighted-average common shares outstanding	39.1	42.2	39.5	42.1

Net income per diluted share	$1.71	$1.53	$3.16	$2.81
     The Notes due 2013 were originally issued in February of 2007. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. When the Company’s average stock price for the reporting period exceeds the conversion price of $63.48, additional shares are required to be included in the diluted weighted-average common shares outstanding. No shares have been included in the diluted weighted-average common shares outstanding for both the 13 and 26 weeks ended June 27, 2008 as the Notes due 2013 were not dilutive. As a result of the Company’s average stock price exceeding the conversion price in the corresponding periods in 2007, 0.5 million and 0.3 million additional shares related to the Notes due 2013 have been included, respectively, in the diluted weighted-average common shares outstanding.
     The Convertible Notes due 2033 (“Notes due 2033”) were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during both the 13 and 26 weeks ended June 27, 2008 and June 29, 2007. As a result of the conversion value exceeding the accreted principal, 2.9 million and 3.0 million additional shares related to the Notes due 2033 have been included in the diluted weighted-average common shares outstanding for the 13 and 26 weeks ended June 27, 2008, respectively. In the corresponding periods in 2007, 3.4 million and 3.1 million additional shares related to the Notes due 2033 have been included, respectively, in the diluted weighted-average common shares outstanding. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In the 13 weeks ended June 27, 2008 and June 29, 2007, the Company issued 0.1 million and 0.4 million shares, respectively, due to stock option exercises and vesting of stock units. In the 26 weeks ended June 27, 2008 and June 29, 2007, the Company issued 0.4 million and 0.7 million shares, respectively, due to stock option exercises and vesting of stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares outstanding declined by 7% and 6% during the 13 and 26 weeks ended June 27, 2008, respectively, as compared to the corresponding periods in the prior year. The reduction in the diluted weighted-average common shares outstanding produced a favorable impact on net income per diluted share of $0.09 and $0.12 in the 13 and 26 weeks ended June 27, 2008, respectively.
NOTE 4. INCOME TAXES
     The effective tax rate for the 13 weeks ended June 27, 2008 is 37.5%, as compared to 39.8% for the corresponding period in 2007. The 2007 period included $2.1 million, or $0.05 per diluted share, of additional income tax provision primarily related to a change in the Company’s projected earnings by tax jurisdiction and the settlement of several tax audits. Excluding the $2.1 million of additional income tax provision, the Company’s effective tax rate in the 13 weeks ended June 29, 2007 was 37.9%.
     The effective tax rate for the 26 weeks ended June 27, 2008 is 36.7%, inclusive of $1.6 million of net tax benefits, or $0.04 per diluted share, related to reversal of valuation allowances associated with certain foreign net operating loss carryforwards in the first quarter of 2008. The effective tax rate for the 26 weeks ended June 29, 2007 was 37.0%, inclusive of net tax benefits $1.7 million, or $0.04 per diluted share, primarily related to the settlement of certain income tax audits. Excluding these tax benefits, the Company’s effective tax rate in the 26 weeks ended June 27, 2008 and June 29, 2007 was 37.5% and 37.9%, respectively.
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
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007	2008	2007
	(In millions)
Service cost	$1.4	$1.3	$1.5	$1.5	$2.9	$2.8
Interest cost	2.5	2.2	2.7	2.3	5.2	4.5
Expected return on plan assets	(3.0)	(2.6)	(2.9)	(2.5)	(5.9)	(5.1)
Net amortization	0.1	(0.1)	—	0.1	0.1	—

Net periodic cost	$1.0	$0.8	$1.3	$1.4	$2.3	$2.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	26 Weeks Ended
	Domestic		Foreign		Total
	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007	2008	2007
	(In millions)
Service cost	$2.8	$2.8	$2.9	$2.8	$5.7	$5.6
Interest cost	5.0	4.5	5.4	4.6	10.4	9.1
Expected return on plan assets	(5.9)	(5.3)	(5.8)	(4.9)	(11.7)	(10.2)
Net amortization	0.2	0.3	—	0.2	0.2	0.5

Net periodic cost	$2.1	$2.3	$2.5	$2.7	$4.6	$5.0

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	December 28,
	2008	2007
	(Unaudited)
Assets:
Current assets	$2,483.5	$2,379.0
Property, equipment and capital leases, net	101.7	96.8
Goodwill	407.8	403.2
Other assets	145.1	146.0

	$3,138.1	$3,025.0

Liabilities and Stockholder’s Equity:
Current liabilities	$1,008.2	$935.3
Subordinated notes payable to parent	9.5	112.5
Long-term debt	487.5	495.5
Other liabilities	93.2	90.9
Stockholder’s equity	1,539.7	1,390.8

	$3,138.1	$3,025.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net sales	$1,616.8	$1,511.5	$3,088.4	$2,840.2
Operating income	$123.0	$117.4	$225.6	$208.9
Income before income taxes	$109.9	$107.6	$201.6	$188.9
Net income	$69.8	$64.9	$122.2	$119.5
NOTE 7. STOCKHOLDERS’ EQUITY
Share Repurchase
     In the 13 and 26 weeks ended June 27, 2008, the Company repurchased 1.0 million and 1.7 million, respectively, of its outstanding shares at an average cost of $62.84 and $59.76, respectively. Purchases were made in the open market and were financed primarily from cash provided by operations. In the corresponding 13 and 26 week periods of 2007, the Company repurchased 3.0 million common shares at an average cost of $54.23 per share. The 2007 purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At June 27, 2008, there were 1.2 million shares reserved from the 2006 Stock Incentive Plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     During the 13 and 26 weeks ended June 27, 2008, compensation expense associated with stock options and stock units was $8.2 million and $11.7 million, respectively. During the 13 and 26 weeks ended June 29, 2007, compensation expense associated with stock options and stock units was $3.1 million and $5.8 million, respectively. The 13 and 26 week periods of 2008 results include additional stock compensation expense of $4.2 million related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”), which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.
     During the second quarter of 2008, the Company granted directors approximately 7,000 stock units with a grant-date fair value of $64.04.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      NOTE 8. BUSINESS SEGMENTS
     The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates on a centralized basis financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
     Segment information for the 13 and 26 weeks ended June 27, 2008 and June 29, 2007 was as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net sales:
United States	$925.2	$907.1	$1,783.6	$1,702.7
Canada	185.1	164.3	343.5	295.7

North America	1,110.3	1,071.4	2,127.1	1,998.4
Europe	366.0	326.2	706.0	631.3
Emerging Markets	140.5	113.9	255.3	210.5

	$1,616.8	$1,511.5	$3,088.4	$2,840.2

Operating income:
United States	$72.0	$74.0	$140.0	$132.7
Canada	19.6	18.4	32.2	30.5

North America	91.6	92.4	172.2	163.2
Europe	19.5	15.0	33.4	29.0
Emerging Markets	10.7	8.7	17.7	14.3

	$121.8	$116.1	$223.3	$206.5

	June 27,	December 28,
	2008	2007
Total assets:
United States	$1,675.3	$1,653.1
Canada	281.4	267.2

North America	1,956.7	1,920.3
Europe	897.7	825.0
Emerging Markets	277.7	270.9

	$3,132.1	$3,016.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 26 weeks ended June 27, 2008 (in millions):

			Other
	December 28,	Acquisition	(Primarily Foreign	June 27,
	2007	Related	Exchange)	2008
United States	$266.6	$—	$—	$266.6
Canada	16.9	—	(0.5)	16.4

North America	283.5	—	(0.5)	283.0
Europe	111.8	1.1	3.3	116.2
Emerging Markets	7.9	—	0.7	8.6

	$403.2	$1.1	$3.5	$407.8

NOTE 9. LEGAL CONTINGENCY
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations.
     The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company is also determining appropriate corrective actions. Upon completion, the Company will submit the results and its corrective action plan to the applicable U.S. government agencies.
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
Acquisition of Businesses
     In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”), a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. During the first half of 2007, the Company paid approximately $35.1 million for these businesses and made additional payments of $3.1 million related to acquisitions made in 2006. As a result of these acquisitions, sales were favorably affected in the 13 and 26 weeks ended June 27, 2008 by $4.2 and $16.5 million, respectively, as well as operating income by $0.2 and $0.9 million, respectively, as compared to the corresponding periods in the prior year.
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
     In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. The Company believes that these sources of liquidity are sufficient to meet its operating needs and to continue to invest in the business.
Cash Flow
     Net cash provided by operating activities was $98.9 million in the 26 weeks ended June 27, 2008 compared to $35.3 million in the corresponding period in 2007. The increase in cash provided by operating activities was primarily related to lower working capital requirements (accounts receivable, inventory, accounts payable and other current assets and liabilities) associated with slower sales growth in 2008. In the 26 weeks ended June 27, 2008, working capital changes represented a use of operating cash of $53.6 million as compared to $96.7 million in the 26 weeks ended June 29, 2007.

ANIXTER INTERNATIONAL INC.
     Consolidated net cash used in investing activities decreased to $17.1 million in the 26 weeks ended June 27, 2008 from $53.5 million in the 26 weeks ended June 29, 2007. The Company spent $35.1 million in the first half of 2007 to acquire TSS and Eurofast and made additional payments of $3.1 million related to acquisitions made in 2006. Capital expenditures of $17.3 million increased $1.9 million during the 26 weeks ended June 27, 2008 from $15.4 million in the corresponding period in the prior year. Capital expenditures are expected to be approximately $37.1 million in 2008 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, invests in system upgrades and new software to support its infrastructure and warehouse equipment to meet expanding growth of the business.
     Net cash used in financing activities was $75.1 million in the 26 weeks ended June 27, 2008 compared to $12.4 million provided by financing activities in the corresponding period in 2007. In the 26 weeks ended June 27, 2008 the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility, by $20.0 million compared to a decrease of $93.2 million in the corresponding period of the prior year. The Company repurchased approximately 1.7 million of its outstanding common shares during the 26 weeks ended June 27, 2008 at a total cost of $104.6 million. The 26 weeks ended June 27, 2008 include $5.8 million of cash from the excess income tax benefit associated with employee stock plans compared to $8.6 million of cash from the excess income tax benefit in the corresponding period in 2007. Proceeds from the issuance of common stock relating to the exercise of stock options were $4.4 million in the 26 weeks ended June 27, 2008 compared to $5.7 million in the corresponding period in 2007. In the 26 weeks ended June 29, 2007, the Company issued $300 million of 1% Convertible Senior Notes due 2013 (“Notes due 2013”) and amended its revolving credit facility. Issuance costs related to the Notes due 2013 and amended revolving credit facility totaled $8.1 million. The net proceeds of $292.5 million from the issuance of the Notes due 2013 were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million.
Financing
     There were no material changes to the Company’s financing arrangements since the filing of the Company’s 2007 Form 10-K. As of June 27, 2008 and December 28, 2007, the Company’s short-term debt outstanding was $123.1 million and $84.1 million, respectively, and the Company’s long-term debt outstanding was $932.1 million and $937.2 million, respectively.
     Consolidated interest expense was $11.1 million and $22.6 million in the 13 and 26 weeks ended June 27, 2008, respectively, as compared to $11.1 million and $22.0 million in the corresponding periods in 2007. While interest rates on approximately 75% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the second quarter of 2008, the Company’s weighted-average cost of borrowings declined to 4.0% in the 13 weeks ended June 27, 2008 from 4.2% in the corresponding period in the prior year. The Company’s debt-to-total capitalization decreased to 49.0% at June 27, 2008 from 49.4% at December 28, 2007.
Share Repurchases
     In the 13 and 26 weeks ended June 27, 2008, the Company repurchased 1.0 million and 1.7 million of its outstanding shares, respectively, at an average cost of $62.84 and $59.76, respectively. Purchases were made in the open market and were financed primarily from cash provided by operations. In the corresponding 13 and 26 week periods of 2007, the Company repurchased a total of 3.0 million common shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013.

ANIXTER INTERNATIONAL INC.
Second Quarter 2008 Results of Operations
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
     Sales of $1,616.8 million in the second quarter of 2008 increased $105.3 million, or 7.0%, from $1,511.5 million in the same period in 2007. The sales increase represents an organic growth rate of 3.8% after adjusting for acquisitions completed in the last year, which contributed $4.2 million to 2008 second quarter sales, as well as a favorable foreign exchange impact of $43.1 million. Although the second quarter of 2008 sales growth was modest due to the difficult comparison to the exceptionally strong second quarter of 2007, the Company was able to exceed the longer-term seasonal trend of a mid-to-high single digit growth rate from the first to second quarter. The Company’s consecutive quarter sales growth from the first to second quarter of 2008 of 9.9% was generated despite the macroeconomic uncertainty that existed during the quarter. The 2007 consecutive quarter growth from the first to second quarter was 13.8% which was well above that historical trend line. Importantly, the Company continued to make significant progress on its major initiatives during the quarter, which include growing the Company’s security and OEM supply sales, initiating a factory automation network sales effort, adding to the supply chain services offering, enlarging the geographic presence of the electrical wire and cable business, expanding the Company’s product offering and continuing to expand business in the Emerging Markets.
     Operating income in the second quarter of 2008 increased 4.8% to $121.8 million as compared to $116.1 million in the year ago quarter. Operating margins were 7.5% during the second quarter of 2008 compared to 7.7% in the second quarter of 2007. The current quarter results include a pre-tax charge of $4.2 million related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”), which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. Excluding the former CEO’s retirement-related pre-tax costs recorded in the second quarter of 2008, operating income growth would have been 8.4% and operating margins would have been 7.8%.
     Net income in the second quarter of 2008 was $66.9 million, or $1.71 per diluted share, compared to $64.6 million, or $1.53 per diluted share, in the prior year period. Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares declined by 7% during the second quarter of 2008 versus the respective prior year period which produced a favorable impact on net income per diluted share of $0.09. The current quarter results include an after tax charge of $2.6 million, or $0.07 cents per diluted share, related to the former CEO’s retirement.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Market-based copper prices averaged approximately $3.80 per pound during the second quarter of 2008 compared to $3.46 per pound in the second quarter of 2007. The increase in copper prices, when combined with intra-quarter volatility of spot market copper prices, did not have a meaningful effect on financial results in the second quarter of 2008.

ANIXTER INTERNATIONAL INC.
Consolidated Results of Operations

	13 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,616.8	$1,511.5	7.0%
Gross profit	$384.1	$363.3	5.7%
Operating expenses	$262.3	$247.2	6.1%
Operating income	$121.8	$116.1	4.8%
     Net Sales: The Company’s net sales during the second quarter of 2008 increased $105.3 million, or 7.0%, to $1,616.8 million from $1,511.5 million in the same period in 2007. Recently completed acquisitions accounted for $4.2 million of the increase while the favorable effects of foreign exchange rates contributed $43.1 million to sales. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $58.0 million, or approximately 3.8%, in the second quarter of 2008 as compared to the corresponding period in the prior year. The Company experienced growth in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.
     Gross Margins: Gross margins decreased in the second quarter of 2008 to 23.8% from 24.0% in the corresponding period in 2007 mainly due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business and the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates.
     Operating Expenses: Operating expenses increased $15.1 million, or 6.1%, in the second quarter of 2008 from the corresponding period in 2007. The second quarter of 2008 operating expenses include $4.2 million of non-cash costs associated with the retirement of the Company’s former CEO and an incremental $1.1 million related to a series of recently-completed acquisitions. Changes in foreign exchange rates increased operating expenses by $7.3 million as compared to the second quarter of 2007. Excluding the operating expenses related to the previously noted CEO retirement, acquisitions and the effects of foreign exchange rates, operating expenses increased approximately $2.5 million, or 1.0%, primarily due to variable costs associated with the 3.8% organic growth in sales. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the factory automation market and continuing to expand business in the Emerging Markets. The low rate of expense growth in the quarter also reflects the positive effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: Operating margins were 7.5% in the second quarter of 2008 as compared to 7.7% in the second quarter of 2007. As a result of sales growth and tight expense controls, operating income of $121.8 million increased $5.7 million, or 4.8%, in the second quarter of 2008 from $116.1 million in the corresponding period in 2007. Excluding the former CEO’s retirement-related pre-tax costs, operating income growth would have been $9.9 million, or 8.4%, and operating margins would have been 7.8%. Recent acquisitions accounted for $0.2 million of the increase while the favorable foreign exchange rates added $3.1 million to operating income. Excluding the previously mentioned costs associated with the retirement of the Company’s former CEO, acquisitions and the favorable effects of foreign exchange rates, operating income increased $6.6 million, or 5.7%, in the second quarter of 2008 as compared to the corresponding period in 2007.
     Interest Expense: Consolidated interest expense was $11.1 million in both the second quarters of 2008 and 2007. The weighted-average debt outstanding during the second quarter of 2008 was $1,107.6 million as compared to $1,041.9 million in the corresponding period in 2007. With the interest rates on approximately 75% of the Company’s borrowings fixed, its weighted-average cost of borrowings was 4.0% in the second quarter of 2008 as compared to 4.2% in the corresponding period of the prior year.

ANIXTER INTERNATIONAL INC.
     Other, net:

	13 Weeks Ended
	June 27,	June 29,
	2008	2007
	(In millions)
Foreign exchange	$(2.4)	$1.7
Cash surrender value of life insurance policies	(0.6)	0.6
Other	(0.6)	0.1

	$(3.6)	$2.4

     Primarily due to the weakening of the Chilean peso, Venezuelan bolivar and the Euro, changes in foreign exchange rates resulted in a loss of $2.4 million in the second quarter of 2008 compared to a gain of $1.7 million in the corresponding period in 2007. Due to the weaker equity market performance, the value of Company-owned life insurance policies declined resulting in a loss of $0.6 million in the second quarter of 2008 as compared to a gain in the corresponding period in 2007. In the second quarter of 2007, the Company recorded other interest income related to tax settlements in the U.S. and Canada.
     Income Taxes: The Company’s income tax expense for the 13 weeks ended June 27, 2008 reflects an effective tax rate of 37.5% as compared to 39.8% in the corresponding period in the prior year. The effective tax rate for the corresponding period in 2007 includes $2.1 million of additional tax provision primarily related to a change in the Company’s projected earnings by tax jurisdiction and the settlement of several tax audits. Without the additional income tax provision, the Company’s effective tax rate in the 13 weeks ended June 29, 2007 was 37.9%. The year-on-year change in the core effective tax rate reflects changes in the country level mix of pre-tax earnings.
North America Results of Operations

	13 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,110.3	$1,071.4	3.6%
Gross profit	$259.3	$253.7	2.2%
Operating expenses	$167.7	$161.3	3.9%
Operating income	$91.6	$92.4	(0.8%)
     Net Sales: When compared to the second quarter of 2007, North America net sales in the second quarter of 2008 increased 3.6% to $1,110.3 million from $1,071.4 million. Excluding the favorable effects of foreign exchange rate changes of $16.1 million, North America net sales were $1,094.2 million in the 13 weeks ended June 27, 2008, which represents an increase of $22.8 million, or approximately 2.1%, over the 13 weeks ended June 29, 2007.
     Sales of enterprise cabling and security solutions in North America increased $10.7 million in the second quarter of 2008, or 1.8%, compared to the second quarter of 2007. The increase was primarily due to strong growth in the security market of 16% offset by a decline in larger projects as compared to the very strong project environment in the second quarter of 2007. Favorable foreign exchange rates on Canadian sales accounted for $5.4 million of the sales growth versus the prior year. North America electrical wire and cable sales of $395.6 million increased $28.1 million, or 7.6%, in the second quarter of 2008 from $367.5 million in the second quarter of 2007. The increase was achieved despite a difficult comparison to very strong sales in the year ago quarter, as project activity, particularly in the energy and natural resources vertical end markets, remained strong. Favorable foreign exchange rates on Canadian sales accounted for $10.2 million of the sales growth in the second quarter of 2008. Excluding foreign exchange, electrical and electronic wire and cable sales were up $17.9 million, or approximately 4.9%, in the second quarter of 2008 as compared to the second quarter of 2007. In the OEM supply market, sales increased 4.8%, or $5.7 million, with strong sales growth to aerospace and defense customers offsetting continuing weakness with certain customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased to 23.4% in the second quarter of 2008 from 23.7% in the second quarter of 2007 mainly due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business and the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates.
     Operating Expenses: Including the $4.2 million of costs associated with the retirement of the Company’s former CEO, operating expenses increased $6.4 million, or 3.9%, in the second quarter of 2008 from the second quarter of 2007. Foreign exchange rate changes increased operating expenses by $2.1 million. Excluding the costs associated with the retirement of the Company’s former CEO and the effects from changes in foreign exchange rates, operating expenses were essentially equal to the second quarter of 2007.
     Operating Income: Operating margins were 8.3% in the second quarter of 2008 as compared to 8.6% in the second quarter of 2007. As a result of the costs associated with the retirement of the Company’s former CEO, operating income declined by $0.8 million, or 0.8%, in the second quarter of 2008 as compared to the second quarter of 2007. Favorable foreign exchange rate changes added $1.7 million to operating income. Excluding the costs associated with the retirement of the Company’s former CEO and the favorable effects of foreign exchange rates, operating income in the second quarter of 2008 increased $1.7 million, or 1.8%. Operating margins, excluding the expense associated with the retirement of the Company’s former CEO, were equal to the 8.6% margins reported in the second quarter of 2007.
Europe Results of Operations

	13 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)

Net sales	$366.0	$326.2	12.2%
Gross profit	$94.0	$85.2	10.2%
Operating expenses	$74.5	$70.2	6.1%
Operating income	$19.5	$15.0	29.4%
     Net Sales: When compared to the second quarter of 2007, Europe net sales for the second quarter of 2008 increased 12.2% to $366.0 million, including $4.2 million due to recent acquisitions and $21.2 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $340.6 million in the second quarter of 2008, which represents an increase of $14.4 million, or approximately 4.4%, over the second quarter of 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $68.5 million in the second quarter of 2008 as compared to $61.3 million in the corresponding period in the prior year. Exclusive of $3.1 million of favorable foreign exchange effects, sales in the European electrical wire and cable market were 6.6% higher than 2007. Europe OEM supply sales in the second quarter of 2008 of $172.4 million increased $24.1 million, or 16.2%, from $148.3 million in the second quarter of 2007. Exclusive of $5.8 million of favorable foreign exchange effects and the sales of $4.2 million from recent acquisitions, sales in the European OEM supply market were 9.5% greater in the second quarter of 2008 as compared to the corresponding period in 2007. The enterprise cabling and security solutions sales growth in Europe continues to be affected by the difficult comparison to very strong market conditions that existed from the middle of 2006 to the middle of 2007. Enterprise cabling and security solutions sales in Europe increased 7.3% to $125.1 million in the second quarter of 2008 as compared to sales of $116.6 million in the second quarter of 2007. Exclusive of $12.3 million of favorable foreign exchange effects, sales in the Europe enterprise cabling and security solutions market were 3.3% lower in the second quarter of 2008 as compared to the corresponding period in 2007.
     Gross Margins: Gross margins in the second quarter of 2008 were 25.7% compared to 26.1% in the corresponding period in 2007. The decline in gross margins is primarily due to lower gross margins in the OEM supply market versus the prior year due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses increased $4.3 million, or 6.1%, in the second quarter of 2008 as compared to the second quarter of 2007. Recent acquisitions increased operating expenses by $1.1 million, while foreign exchange rate changes increased operating expenses by $4.4 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses decreased approximately $1.2 million, or 1.7%.
     Operating Income: Operating margins were 5.3% in the second quarter of 2008 as compared to 4.6% in the second quarter of 2007. Improved operating margins on higher sales generated an increase in operating income of $4.5 million, or 29.4%, in the second quarter of 2008 as compared to the second quarter of 2007. Recent acquisitions accounted for $0.2 million of the increase while the favorable foreign exchange effects added $0.9 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $3.4 million, or 22.3%, in the second quarter of 2008 as compared to the corresponding period in 2007. The improvement in European operating profit reflects good sales growth and expense controls, which offset gross margin pressure in the OEM supply market.
Emerging Markets Results of Operations

	13 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)

Net sales	$140.5	$113.9	23.4%
Gross profit	$30.8	$24.4	26.2%
Operating expenses	$20.1	$15.7	28.7%
Operating income	$10.7	$8.7	21.8%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2008 increased 23.4% to $140.5 million from $113.9 million in the second quarter of 2007. Excluding the $5.8 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 18.4%. Asia Pacific sales grew 22.4%, while Latin America sales increased 24.0% in the second quarter of 2008 compared to the corresponding period in 2007. The Company continues to experience overall economic growth in most countries which, combined with increased market penetration and expanding product lines, is driving good year-on-year growth.
     Gross Margins: During the 13 weeks ended June 27, 2008, Emerging Markets gross margins increased to 21.9% from 21.4% in the corresponding period in 2007, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses increased $4.4 million in the second quarter of 2008, or 28.7% compared to the second quarter of 2007. Foreign exchange rate changes increased operating expenses by $0.8 million as compared to the year ago period in 2007.
     Operating Income: Emerging Markets operating income increased $2.0 million, or 21.8%, in the second quarter of 2008 compared to the second quarter of 2007. Exchange rate changes had a $0.5 million favorable impact on operating income. Operating margins in the second quarter of 2008 were 7.6% compared to 7.7% in the corresponding period in the prior year. The slight decrease reflects higher operating costs associated with investments for future growth in this segment.
Year-to-Date 2008 Results of Operations
Overview
     Sales, gross profits, operating expenses and operating income, all showed year-on-year increases from a combination of a series of recently-completed acquisitions, combined unit growth and exchange rate changes related to the weaker U.S. dollar. During the 26 weeks ended June 27, 2008, sales of $3,088.4 million represented an increase of 8.7% over the prior year period sales of $2,840.2 million. Included in the 26 week results for 2008 were incremental sales of $16.5 million from acquisitions completed in the past year. After adjusting for acquisitions and the favorable foreign exchange impact of $86.6 million, sales in the first six months grew at a year-over-year organic rate of 5.1%.

ANIXTER INTERNATIONAL INC.
     Operating income in the 26 weeks ended June 27, 2008 were $223.3 million versus $206.5 million in the year-ago period. Operating margins were 7.2% in the first six months of 2008 as compared to 7.3% in the year ago period. Excluding the CEO retirement-related expense of $4.2 million in the first half of 2008, operating income was $227.5 million, or an increase of 10.1% over the prior six-month period in 2007, and operating margins were 7.4%.
     Net income in the 26 weeks ended June 27, 2008 was $124.6 million, or $3.16 per diluted share, compared to $118.2 million, or $2.81 per diluted share, in the prior year period. Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares declined by 6% during the six-month period versus the respective prior year period which produced a favorable impact on net income per diluted share of $0.12.
     Earnings in the 26 weeks ended June 27, 2008 were affected by the previously noted after-tax expense of $2.6 million, or $0.07 per diluted share, related to the retirement of the Company’s former CEO and favorable tax adjustments of $1.6 million, or $0.04 per diluted share, associated with recognition of foreign net operating loss carryforwards recorded in the first quarter of 2008. Excluding these items, net income in the first half of 2008 would have been $125.6 million, or $3.18 per diluted share. Earnings in the year ago period were favorably affected by $2.0 million, or $0.05 per diluted share, related to net tax benefits related to the settlement of certain income tax audits. Excluding these tax benefits, net income in the year ago period would have been $116.2 million, or $2.76 per diluted share. After excluding the above noted unusual tax items from both years and the former CEO retirement-related costs in 2008, net income and diluted earnings per share in the first half of 2008 increased 8.1% and 15.2%, respectively, versus the year ago period.
     Market-based copper prices averaged approximately $3.67 per pound during the first half of 2008 compared to $3.09 per pound in the corresponding period in 2007. When combined with intra-quarter volatility of spot market copper prices, the softer economy created an environment where the commodity price change was not always passed through by the manufacturers to the distribution channel and, in turn, the distribution channel was not always able to pass through the increase to the ultimate customer. As a result, even though average copper prices were up 18.8% year-on-year, they had a minimal effect on financial results in the first half of 2008. These amounts reflect the Company’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. For further information on the effect copper prices may have on the Company’s future results of operations, see the “Second Quarter 2008 Results of Operations.”
Consolidated Results of Operations

	26 Weeks Ended
	June 28,	June 29,	Percent
	2008	2007	Change
	(In millions)
Net sales	$3,088.4	$2,840.2	8.7%
Gross profit	$732.6	$681.7	7.5%
Operating expenses	$509.3	$475.2	7.2%
Operating income	$223.3	$206.5	8.1%
     Net Sales: The Company’s net sales during the first half of 2008 increased $248.2 million, or 8.7%, to $3,088.4 million from $2,840.2 million in the same period in 2007. A series of recently-completed acquisitions accounted for $16.5 million of the increase while favorable effects of foreign exchange rates contributed $86.6 million to sales in the 26 weeks ended June 27, 2008 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $145.1 million, or approximately 5.1%, in the 26 weeks ended June 27, 2008 as compared to the prior year. The Company experienced growth in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased in the 26 weeks ended June 27, 2008 to 23.7% compared to 24.0% in the corresponding period in 2007 due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business, the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and pricing pressure on certain products sold in the North America Wire and Cable market.
     Operating Expenses: Operating expenses increased $34.1 million, or 7.2%, in the first half of 2008 from the corresponding period in 2007. The 2008 operating expenses include $4.2 million of non-cash costs associated with the retirement of the Company’s former CEO and an incremental $4.0 million related to a series of recently-completed acquisitions. Changes in foreign exchange rates increased operating expenses by $14.9 million as compared to the year ago period in 2007. Excluding the operating expenses related to the previously noted CEO retirement, acquisitions and the effects of foreign exchange rates, operating expenses increased approximately $11.0 million, or 2.3%, primarily due to variable costs associated with the 5.1% organic growth in sales. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the factory automation market and continuing to expand business in the Emerging Markets. The low rate of expense growth also reflects the positive effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: Operating margins were 7.2% in the first half of 2008 as compared to 7.3% in the corresponding period in 2007. As a result of sales growth and tight expense controls, operating income of $223.3 million increased $16.8 million, or 8.1%, in the first half of 2008 as compared to $206.5 million of operating income in the first half of 2007. Excluding the former CEO’s retirement-related pre-tax costs, operating income growth would have been $21.0 million, or 10.1%, and operating margins would have been 7.4%. Recent acquisitions accounted for $0.9 million of the increase while the favorable foreign exchange effects added $5.7 million to operating income. Excluding the previously mentioned costs associated with the retirement of the Company’s former CEO, acquisitions and the favorable effects of foreign exchange rates, operating income increased $14.4 million, or 7.0%, in the first half of 2008 as compared to the corresponding period in 2007.
     Interest Expense: Consolidated interest expense was $22.6 million for the first half of 2008 as compared to $22.0 million in 2007. The weighted-average debt outstanding during the first half of 2008 was $1,103.8 million as compared to $979.2 million in the corresponding period in 2007. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 8.0% of the Company’s outstanding shares during the last year and a series of recently-completed acquisitions. With the interest rates on approximately 75% of the Company’s borrowings fixed, its average cost of borrowings were 4.1% in the 26 weeks ended June 27, 2008 as compared to 4.5% in the corresponding period of the prior year.
     Other, net expense:

	26 Weeks Ended
	June 28,	June 29,
	2008	2007
	(In millions)
Foreign exchange	$(1.7)	$1.6
Cash surrender value of life insurance policies	(1.3)	1.3
Other	(0.9)	0.2

	$(3.9)	$3.1

     Primarily due to the weakening of the Chilean peso, Venezuelan bolivar and the Euro, these changes in foreign exchange rates resulted in a loss of $1.7 million in the 26 weeks ended June 27, 2008 as compared to a gain of $1.6 million in the corresponding period in 2007. Due to the weaker equity market performance, the value of Company-owned life insurance policies declined resulting in a loss of $1.3 million in the first half of 2008 as compared to a gain of $1.3 million in the corresponding period in 2007. In the first half of 2007, the Company recorded other interest income related to tax settlements in the U.S. and Canada.

ANIXTER INTERNATIONAL INC.
     Income Taxes: The consolidated tax provision increased to $72.2 million in the 26 weeks ended June 27, 2008 from $69.4 million in the same period in 2007. The effective tax rate for the 26 weeks ended June 27, 2008 is 36.7%, inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards in the first quarter of 2008. The effective tax rate for the 26 weeks ended June 29, 2007 was 37.0%, inclusive of net tax benefits of $1.7 million primarily related to the settlement of certain income tax audits. Excluding these tax benefits, the Company’s effective tax rate in the 26 weeks ended June 27, 2008 and June 29, 2007 was 37.5% and 37.9%, respectively. The year-on-year change in the core effective tax rate reflects changes in the country level mix of pre-tax earnings.
North America Results of Operations

	26 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)
Net sales	$2,127.1	$1,998.4	6.4%
Gross profit	$497.6	$475.2	4.7%
Operating expenses	$325.4	$312.0	4.3%
Operating income	$172.2	$163.2	5.6%
     Net Sales: When compared to the corresponding period in 2007, North America net sales for the 26 weeks ended June 27, 2008 increased 6.4% to $2,127.1 million. Excluding the favorable effects of foreign exchange rate changes of $37.8 million, North America net sales were $2,089.3 million in the 26 weeks ended June 27, 2008, which represents an increase of $90.9 million, or approximately 4.6%, over the corresponding period in 2007.
     Sales of enterprise cabling and security solutions in North America increased $37.2 million in the first half of 2008, or 3.4%, compared to the year ago period in 2007. The increase was primarily due to strong growth in the security market of 23% offset by a decline in larger projects as compared to the very strong project environment in the second quarter of 2007. Favorable foreign exchange rates on Canadian sales accounted for $12.4 million of the sales growth versus the prior year. North America electrical wire and cable sales of $757.9 million increased $82.4 million, or 12.2%, in the first half of 2008 from $675.5 million in the corresponding period in 2007. The increase was achieved despite a difficult comparison to very strong sales in the year ago period, as project activity, particularly in the energy and natural resources vertical end markets, remained strong. Favorable foreign exchange rates on Canadian sales accounted for $24.3 million of the sales growth in the first half of 2008. Excluding the effects of foreign exchange rates, electrical wire and cable sales were up $58.1 million, or approximately 8.6%, in the 26 weeks ended June 27, 2008 as compared to the corresponding period in 2007. In the OEM supply market, sales increased 6.6%, or $15.2 million, with strong sales growth to aerospace and defense customers offsetting continuing weakness with certain customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.
     Gross Margins: Gross margins decreased to 23.4% in the 26 weeks ended June 27, 2008 from 23.8% mainly due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business, the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and pricing pressure on certain products sold in the North American wire and cable market during the first quarter.
     Operating Expenses: Including the $4.2 million of costs associated with the retirement of the Company’s former CEO, operating expenses increased $13.4 million, or 4.3%, in the first half of 2008 from the year ago period in 2007. Foreign exchange rate changes increased operating expenses by $5.2 million. Excluding the costs associated with the retirement of the Company’s former CEO and the effects from changes in foreign exchange rates, operating expenses increased $4.0 million, or 1.3%, in the first half of 2008 as compared to the corresponding period in 2007.

ANIXTER INTERNATIONAL INC.
     Operating Income: Operating margins were 8.1% in the 26 weeks ended June 27, 2008 as compared to 8.2% in the corresponding period in 2007. Operating income increased $9.0 million, or 5.6%, in the first half of 2008 as compared to the corresponding period in 2007. Favorable foreign exchange rate changes added $3.4 million to operating income. Excluding the costs associated with the retirement of the Company’s former CEO and the favorable effects of foreign exchange rates, operating income in the first half of 2008 increased $9.8 million, or 6.0%. Operating margins, excluding the expense associated with the retirement of the Company’s former CEO, increased to 8.3% from the operating margins of 8.2% reported in the first half of 2007.
Europe Results of Operations

	26 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)

Net sales	$706.0	$631.3	11.8%
Gross profit	$179.6	$162.0	10.8%
Operating expenses	$146.2	$133.0	10.0%
Operating income	$33.4	$29.0	14.9%
     Net Sales: When compared to the corresponding period in 2007, Europe net sales for the 26 weeks ended June 27, 2008 increased 11.8% to $706.0 million, including $16.5 million due to recent acquisitions and $39.0 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $650.5 million in the 26 weeks ended June 27, 2008, which represents an increase of $19.2 million, or approximately 3.0%, over the corresponding period in 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $134.8 million in the 26 weeks ended June 27, 2008 as compared to $107.2 million in the corresponding period in the prior year. Exclusive of $5.9 million of favorable foreign exchange effects, sales in the European electrical wire and cable market were 20.2% higher than 2007. Europe OEM supply sales in the first half of 2008 of $334.4 million increased $46.5 million, or 16.1%, from $287.9 million in the first half of 2007. Exclusive of $11.5 million of favorable foreign exchange effects and the sales of $16.5 million from recent acquisitions, sales in the European OEM supply market were 6.4% greater in the first half of 2008 as compared to the corresponding period in 2007. The enterprise cabling and security solutions sales growth in Europe continues to be affected by the difficult comparison to very strong market conditions that existed from the middle of 2006 to the middle of 2007. Enterprise cabling and security solutions sales in Europe increased 0.3% to $236.8 million in the 26 weeks ended June 27, 2008 as compared to sales of $236.2 million in the corresponding period in 2007. Exclusive of $21.6 million of favorable foreign exchange effects, sales in the Europe enterprise cabling and security solutions market were 8.9% lower in the first half of 2008 as compared to the corresponding period in 2007.
     Gross Margins: Gross margins decreased to 25.4% in the 26 weeks ended June 27, 2008 from 25.7% for the same period in 2007. The decline in gross margins is primarily due to lower gross margins in the OEM supply market versus the prior year due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business.
     Operating Expenses: Operating expenses increased $13.2 million, or 10.0%, in 2008 as compared to the first half of 2007. Recent acquisitions increased operating expenses by $4.0 million, while foreign exchange rate changes increased operating expenses by $8.3 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses decreased approximately $0.9 million, or 0.7%.
     Operating Income: Operating margins were 4.7% in the first half of 2008 as compared to 4.6% in the corresponding period in 2007. Improved operating margins on higher sales contributed to the increase in operating income of $4.4 million, or 14.9%, in the 26 weeks ended June 27, 2008 as compared to the year ago period in 2007. Recent acquisitions accounted for $0.9 million of the increase while the favorable foreign exchange effects added $1.5 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $2.0 million, or 6.5%, in the first half of 2008 as compared to the corresponding period in 2007. The improvement in European operating profit reflects good sales growth and expense controls, which offset gross margin pressure in the OEM supply market.

ANIXTER INTERNATIONAL INC.
Emerging Markets Results of Operations

	26 Weeks Ended
	June 27,	June 29,	Percent
	2008	2007	Change
	(In millions)

Net sales	$255.3	$210.5	21.3%
Gross profit	$55.4	$44.5	24.6%
Operating expenses	$37.7	$30.2	25.1%
Operating income	$17.7	$14.3	23.5%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first half of 2008 increased 21.3% to $255.3 million from $210.5 million in the corresponding period of 2007. Excluding the $9.8 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 16.7%. Asia Pacific sales grew 16.1%, while Latin America sales increased 24.0% in the first half of 2008 compared to the prior corresponding period in 2007. The sales growth in Emerging Markets reflects an expanding base of global account business and strong project demand.
     Gross Margins: During the 26 weeks ended June 27, 2008, Emerging Markets’ gross margins increased to 21.7% from 21.1% in the corresponding period in 2007, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses increased $7.5 million in the 26 weeks ended June 27, 2008, or 25.1% compared to the prior year period. Favorable foreign exchange rate changes increased operating expenses by $1.4 million in the first half of 2008 as compared to the corresponding period in 2007.
     Operating Income: Emerging Markets operating income increased $3.4 million, or 23.5%, in the 26 weeks ended June 27, 2008 compared to the corresponding period in 2007. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 6.9% from 6.8% in 2007. Exchange rate changes had a $0.8 million favorable impact on operating income.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 27, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2008. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations.
     The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company is also determining appropriate corrective actions. Upon completion, the Company will submit the results and its corrective action plan to the applicable U.S. government agencies.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2008:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Fiscal Reporting Period	Shares Purchased	Paid per Share	Programs	Programs (1)
Four week period ending April 25	—		—
Four week period ending May 23	1,000,000	$62.84	1,000,000
Five week period ending June 27	—		—

Total	1,000,000	$62.84	1,000,000	0

(1)
On May 2, 2008, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. All previously announced share repurchase programs had been completed prior to the end of the first quarter of 2008. The purchase of 1,000,000 shares was completed in the fiscal month of May, 2008. The program expired upon acquisition of all shares authorized to be repurchased.

ANIXTER INTERNATIONAL INC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the Annual Meeting of Stockholders held May 13, 2008, the Directors of the Company were elected as follows:

	VOTES
	FOR	WITHHELD
Lord James Blyth	31,862,718	245,564
Linda Walker Bynoe	32,005,492	102,790
Robert L. Crandall	32,037,632	70,650
Robert J. Eck	31,869,202	239,080
Robert W. Grubbs, Jr.	31,868,864	239,418
F. Philip Handy	31,476,230	632,052
Melvyn N. Klein	31,868,026	240,256
George Munoz	32,046,674	61,608
Stuart M. Sloan	31,865,097	243,185
Thomas C. Theobald	31,520,897	587,385
Matthew Zell	32,042,409	65,873
Samuel Zell	30,948,742	1,159,540
     At this Annual Meeting, the Company’s ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2008 was approved by a vote of 31,726,323 shares “for” and 280,379 shares “against” with 101,582 shares abstaining.
ITEM 6. EXHIBITS.
(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
July 31, 2008	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

July 31, 2008	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer