Form 10-Q
period 2008-09-26
ANIXTER INTERNATIONAL INC
filed 2008-10-31
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-10212
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 23, 2008, 35,302,655 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	*

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26

Item 1A. Risk Factors	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	27
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(In millions, except per share amounts)	2008	2007	2008	2007
Net sales	$1,589.6	$1,521.2	$4,678.0	$4,361.4
Cost of operations:
Cost of goods sold	1,216.9	1,154.2	3,572.7	3,312.7
Operating expenses	254.8	248.8	764.1	724.0

Total costs and expenses	1,471.7	1,403.0	4,336.8	4,036.7

Operating income	117.9	118.2	341.2	324.7
Other (expense) income:
Interest expense	(12.0)	(11.5)	(34.6)	(33.5)
Other, net	(5.2)	0.2	(9.1)	3.3

Income before income taxes	100.7	106.9	297.5	294.5
Income tax expense	39.0	42.1	111.2	111.5

Net income	$61.7	$64.8	$186.3	$183.0

Net income per share:
Basic	$1.75	$1.73	$5.25	$4.89
Diluted	$1.58	$1.51	$4.73	$4.32
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 28,
	2008	2007
(In millions, except share amounts)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55.0	$42.2
Accounts receivable (less allowances of $26.5 and $25.6 in 2008 and 2007, respectively)	1,326.5	1,215.9
Inventories	1,172.4	1,065.0
Deferred income taxes	38.7	37.6
Other current assets	22.5	18.2

Total current assets	2,615.1	2,378.9
Property and equipment, at cost	268.9	235.2
Accumulated depreciation	(180.3)	(157.1)

Net property and equipment	88.6	78.1
Goodwill	450.4	403.2
Other assets	171.7	156.0

	$3,325.8	$3,016.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$729.7	$654.8
Short-term debt	253.4	84.1
Accrued expenses	177.1	201.0

Total current liabilities	1,160.2	939.9
Long-term debt	927.0	937.2
Other liabilities	99.3	91.3

Total liabilities	2,186.5	1,968.4
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 35,285,135 and 36,335,448 shares issued and outstanding in 2008 and 2007, respectively	35.3	36.3
Capital surplus	177.3	145.2
Retained earnings	898.8	815.4
Accumulated other comprehensive income:
Foreign currency translation	34.0	58.1
Unrecognized pension liability	(7.5)	(8.7)
Unrealized gain on derivatives, net	1.4	1.5

Total accumulated other comprehensive income	27.9	50.9

Total stockholders’ equity	1,139.3	1,047.8

	$3,325.8	$3,016.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Operating activities:
Net income	$186.3	$183.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.6	16.6
Stock-based compensation	15.0	8.8
Amortization of intangible assets	6.6	5.8
Accretion of zero coupon convertible notes	3.9	3.9
Amortization of deferred financing costs	1.5	1.4
Deferred income taxes	—	(1.8)
Excess income tax benefit from employee stock plans	(10.2)	(14.2)
Changes in current assets and liabilities, net	(133.8)	(157.3)
Other, net	2.7	(0.9)

Net cash provided by operating activities	90.6	45.3

Investing activities:
Acquisition of businesses, net of cash acquired	(118.7)	(38.4)
Capital expenditures	(25.6)	(25.4)
Other	0.3	0.6

Net cash used in investing activities	(144.0)	(63.2)

Financing activities:
Proceeds from borrowings	831.1	555.2
Repayment of borrowings	(679.0)	(657.7)
Purchases of common stock for treasury	(104.6)	(162.7)
Excess income tax benefit from employee stock plans	10.2	14.2
Proceeds from issuance of common stock	9.7	9.8
Bond proceeds	—	300.0
Purchased call option	—	(88.8)
Proceeds from sale of warrant	—	52.0
Deferred financing costs	(0.5)	(8.4)
Other	(0.7)	(1.1)

Net cash provided by financing activities	66.2	12.5

Increase (decrease) in cash and cash equivalents	12.8	(5.4)
Cash and cash equivalents at beginning of period	42.2	50.9

Cash and cash equivalents at end of period	$55.0	$45.5

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
     Recently issued accounting pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on December 29, 2007 (the beginning of fiscal 2008 for the Company). The adoption of SFAS No. 157 on the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of its financial assets and liabilities outstanding during the 39 weeks ended September 26, 2008 was not material.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2008	2007	2008	2007
Net income	$61.7	$64.8	$186.3	$183.0
Change in cumulative translation adjustment	(30.2)	15.9	(24.1)	33.5
Change in unrecognized pension liability	0.3	(0.1)	1.2	2.5
Change in fair market value of derivatives	(1.6)	(1.7)	(0.1)	—

Comprehensive income	$30.2	$78.9	$163.3	$219.0

NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
(In millions, except per share data)	2008	2007	2008	2007
Basic Income per Share:
Net income	$61.7	$64.8	$186.3	$183.0

Weighted-average common shares outstanding	35.2	37.4	35.5	37.4

Net income per basic share	$1.75	$1.73	$5.25	$4.89

Diluted Income per Share:
Net income	$61.7	$64.8	$186.3	$183.0

Weighted-average common shares outstanding	35.2	37.4	35.5	37.4
Effect of dilutive securities:
Stock options and units	0.8	1.1	0.8	1.2
Convertible notes due 2033	3.0	3.5	3.0	3.3
Convertible notes due 2013	0.1	0.9	—	0.5

Weighted-average common shares outstanding	39.1	42.9	39.3	42.4

Net income per diluted share	$1.58	$1.51	$4.73	$4.32

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Convertible Notes due 2013 (“Notes due 2013”) were originally issued in February of 2007. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share, 0.1 million additional shares related to the Notes due 2013 have been included in the diluted weighted-average common shares outstanding for the 13 weeks ended September 26, 2008. A minimal amount of additional shares related to the Notes due 2013 have been included in the diluted weighted-average common shares outstanding for the 39 weeks ended September 26, 2008. In the 13 and 39 weeks ended September 28, 2007, 0.9 million and 0.5 million additional shares related to the Notes due 2013 have been included in the diluted weighted-average common shares outstanding, respectively, as a result of the Company’s average stock price exceeding the conversion price of $63.48.
     The Convertible Notes due 2033 (“Notes due 2033”) were originally issued in July of 2003 and were convertible into 15.067 shares of the Company’s common stock during both the 13 and 39 weeks ended September 26, 2008 and September 28, 2007. As a result of the conversion value exceeding the accreted principal, 3.0 million additional shares related to the Notes due 2033 have been included in the diluted weighted-average common shares outstanding for both the 13 and 39 weeks ended September 26, 2008. In the corresponding periods in 2007, 3.5 million and 3.3 million additional shares related to the Notes due 2033 have been included, respectively, in the diluted weighted-average common shares outstanding as a result of the conversion value exceeding the accreted principal. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion.
     In both the 13 weeks ended September 26, 2008 and September 28, 2007, the Company issued 0.3 million shares due to stock option exercises and vesting of stock units. In the 39 weeks ended September 26, 2008 and September 28, 2007, the Company issued 0.7 million and 1.0 million shares, respectively, due to stock option exercises and vesting of stock units.
     Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares outstanding declined approximately 9% and 7% during the 13 and 39 weeks ended September 26, 2008, respectively, as compared to the corresponding periods in the prior year. The reduction in the diluted weighted-average common shares outstanding produced a favorable impact on net income per diluted share of $0.09 and $0.21 in the 13 and 39 weeks ended September 26, 2008, respectively.
NOTE 4. INCOME TAXES
     The effective tax rate for the 13 weeks ended September 26, 2008 is 38.8%, inclusive of $0.9 million of additional tax provision, or $0.02 per diluted share, primarily related to a change in the Company’s projected earnings by tax jurisdiction, as compared to 39.4% for the corresponding period in 2007.
     The effective tax rate for the 39 weeks ended September 26, 2008 is 37.4%, inclusive of $1.6 million of net tax benefits, or $0.04 per diluted share, related to the reversal in the first quarter of 2008 of valuation allowances associated with certain foreign net operating loss carryforwards. The effective tax rate for the 39 weeks ended September 28, 2007 was 37.9%, inclusive of net tax benefits of $1.8 million, or $0.04 per diluted share, primarily related to the settlement of certain income tax audits. Excluding these respective tax benefits, the Company’s effective tax rate in the 39 weeks ended September 26, 2008 and September 28, 2007 was 37.9% and 38.5%, respectively.

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
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	September 26,	September 28,	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007	2008	2007
	(In millions)
Service cost	$1.5	$1.5	$1.5	$1.4	$3.0	$2.9
Interest cost	2.8	2.6	2.6	2.4	5.4	5.0
Expected return on plan assets	(2.9)	(2.7)	(3.0)	(2.5)	(5.9)	(5.2)
Net amortization	0.1	0.1	0.1	0.1	0.2	0.2

Net periodic cost	$1.5	$1.5	$1.2	$1.4	$2.7	$2.9

	39 Weeks Ended
	Domestic		Foreign		Total
	September 26,	September 28,	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007	2008	2007
			(In millions)
Service cost	$4.3	$4.3	$4.4	$4.2	$8.7	$8.5
Interest cost	7.8	7.1	8.0	7.0	15.8	14.1
Expected return on plan assets	(8.8)	(8.0)	(8.8)	(7.4)	(17.6)	(15.4)
Net amortization	0.3	0.4	0.1	0.3	0.4	0.7

Net periodic cost	$3.6	$3.8	$3.7	$4.1	$7.3	$7.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 28,
	2008	2007
	(Unaudited)
Assets:
Current assets	$2,612.7	$2,379.0
Property, equipment and capital leases, net	106.4	96.8
Goodwill	450.4	403.2
Other assets	160.4	146.0

	$3,329.9	$3,025.0

Liabilities and Stockholder’s Equity:
Current liabilities	$1,160.4	$935.3
Subordinated notes payable to parent	12.0	112.5
Long-term debt	480.9	495.5
Other liabilities	99.3	90.9
Stockholder’s equity	1,577.3	1,390.8

	$3,329.9	$3,025.0

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales	$1,589.6	$1,521.2	$4,678.0	$4,361.4
Operating income	$119.2	$119.4	$344.8	$328.3
Income before income taxes	$103.7	$107.2	$305.3	$296.1
Net income	$64.7	$64.3	$186.9	$183.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. STOCKHOLDERS’ EQUITY
Share Repurchase
     In the 39 weeks ended September 26, 2008, the Company repurchased 1.7 million of its outstanding shares at an average cost of $59.76 per share. Purchases were made in the open market and were financed primarily from cash provided by operations. In the corresponding 39 week period of 2007, the Company repurchased a total of 3.0 million common shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013. No repurchases were made during the 13 week periods ended September 26, 2008 and September 28, 2007, respectively.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At September 26, 2008, there were 1.1 million shares reserved from the 2006 Stock Incentive Plan and 0.1 million shares reserved from the previous plans for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     During the 13 and 39 weeks ended September 26, 2008, compensation expense associated with stock options and stock units was $3.3 million and $15.0 million, respectively. During the 13 and 39 weeks ended September 28, 2007, compensation expense associated with stock options and stock units was $2.9 million and $8.8 million, respectively. The 39 week period of 2008 results includes additional stock compensation expense of $4.2 million related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”) in the second quarter, which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.
     During the third quarter of 2008, the Company granted directors approximately 7,757 stock units with a grant-date fair value of $59.49.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Segment information for the 13 and 39 weeks ended September 26, 2008 and September 28, 2007 was as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales:
United States	$933.4	$898.0	$2,717.0	$2,600.7
Canada	185.0	170.9	528.5	466.6

North America	1,118.4	1,068.9	3,245.5	3,067.3
Europe	328.1	322.0	1,034.1	953.3
Emerging Markets	143.1	130.3	398.4	340.8

	$1,589.6	$1,521.2	$4,678.0	$4,361.4

Operating income:
United States	$79.2	$73.8	$219.2	$206.5
Canada	17.0	18.5	49.2	49.0

North America	96.2	92.3	268.4	255.5
Europe	10.4	15.7	43.8	44.7
Emerging Markets	11.3	10.2	29.0	24.5

	$117.9	$118.2	$341.2	$324.7

	September 26,	December 28,
	2008	2007
Total assets:
United States	$1,831.2	$1,653.1
Canada	291.4	267.2

North America	2,122.6	1,920.3
Europe	923.3	825.0
Emerging Markets	279.9	270.9

	$3,325.8	$3,016.2

     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 39 weeks ended September 26, 2008 (in millions):

			Other
	December 28,	Acquisition	(Primarily Foreign	September 26,
	2007	Related	Exchange)	2008
United States	$266.6	$32.9	$—	$299.5
Canada	16.9	—	(0.8)	16.1

North America	283.5	32.9	(0.8)	315.6
Europe	111.8	18.1	(5.4)	124.5
Emerging Markets	7.9	3.0	(0.6)	10.3

	$403.2	$54.0	$(6.8)	$450.4

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
     The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies.
     While civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, based on information currently available, the Company has accrued a $0.5 million estimate of loss. Management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.
NOTE 10. SUBSEQUENT EVENT
     On October 3, 2008 the Company completed the purchase of all the assets and operations of World Class Wire & Cable Inc. (“World Class”). World Class is a valued-added distributor of electrical wire and cable based in Waukesha, Wisconsin. The Company paid approximately $62 million in cash and assumed trade liabilities for all of the assets and operations of World Class.

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
Acquisition of Businesses
     In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. The Company paid approximately $118.7 million in cash and assumed approximately $17.4 million in debt for the four companies. As a result of these acquisitions, sales and operating income were favorably impacted in the third quarter of 2008 by $22.0 million and $1.8 million, respectively.
     In April and May of 2007, respectively, the Company paid an aggregate of approximately $35.1 million for all of the outstanding shares of Total Supply Solutions Limited (“TSS”), a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. During the first nine months of 2007, the Company also made additional payments of $3.3 million related to acquisitions made in 2006. As a result of these acquisitions, sales and operating income were favorably impacted in the 39 weeks ended September 26, 2008 by $16.5 million and $0.9 million, respectively.
     All of the acquisitions described herein were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the Company’s operating results would not have been significantly different.
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
     In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. At September 26, 2008, the Company had $241 million available, unused credit facilities. The Company believes that these sources of liquidity are sufficient to meet its operating needs and to continue to invest in the business.

ANIXTER INTERNATIONAL INC.
     The Convertible Notes due 2033 are currently convertible by the holders of those notes. The Company believes that the majority of these notes are held by hedge funds. In the current macro economic climate, many hedge funds have incurred significant financial losses and are faced with significant redemption requests from their investors. As a result of this, the Company may see a significant increase in the number of holders seeking to convert these notes. Upon conversion, the Company is required to deliver an amount of cash equal to the accreted principal amount and a number of common stock shares with a value equal to the amount, if any, by which the conversion value exceeds the accreted principal amount at the time of the conversion. As of September 26, 2008, the accreted principal amount of the notes was $166.2 million.
Cash Flow
     Net cash provided by operating activities was $90.6 million in the 39 weeks ended September 26, 2008 compared to $45.3 million in the corresponding period in 2007. The increase in cash provided by operating activities was primarily related to lower working capital requirements (accounts receivable, inventory, accounts payable and other current assets and liabilities) associated with slower sales growth in 2008. In the 39 weeks ended September 26, 2008, working capital changes represented a use of operating cash of $133.8 million as compared to $157.3 million in the 39 weeks ended September 28, 2007.
     Consolidated net cash used in investing activities increased to $144.0 million in the 39 weeks ended September 26, 2008 from $63.2 million in the 39 weeks ended September 28, 2007. The Company spent $118.7 million in the 39 weeks ended September 26, 2008 to acquire QSN, QSM, Sofrasar and Gergen. The Company spent $35.1 million in the 39 weeks ended September 28, 2007 to acquire TSS and Eurofast and made additional payments of $3.3 million related to acquisitions made in 2006. Capital expenditures increased $0.2 million to $25.6 million during the 39 weeks ended September 26, 2008 from $25.4 million in the corresponding period in the prior year. Capital expenditures are expected to be approximately $37.2 million in 2008 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, invests in system upgrades and new software to support its infrastructure and warehouse equipment to meet expanding growth of the business.
     Net cash provided by financing activities was $66.2 million in the 39 weeks ended September 26, 2008 compared to $12.5 million in the corresponding period in 2007. In the 39 weeks ended September 26, 2008, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility, by $152.1 million compared to a decrease of $102.5 million in the corresponding period of the prior year. The Company repurchased approximately 1.7 million of its outstanding common shares during the 39 weeks ended September 26, 2008 at a total cost of $104.6 million. The 39 weeks ended September 26, 2008 include $10.2 million of cash from the excess income tax benefit associated with employee stock plans compared to $14.2 million of cash from the excess income tax benefit in the corresponding period in 2007. Proceeds from the issuance of common stock relating to the exercise of stock options were $9.7 million in the 39 weeks ended September 26, 2008 compared to $9.8 million in the corresponding period in 2007. In the 39 weeks ended September 28, 2007, the Company issued $300 million of the Notes due 2013. During the 39 weeks ended September 26, 2008 and September 28, 2007, the Company amended its accounts receivable securitization facility and its revolving credit facility, respectively. Issuance costs related to the Notes due 2013 and amended revolving credit facility totaled $8.4 million in 2007. Issuance costs related to the accounts receivable securitization facility totaled $0.5 million in 2008. The net proceeds of $292.5 million from the 2007 issuance of the Notes due 2013 were primarily used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million.
Financing
     There were no material changes to the Company’s financing arrangements since the filing of the Company’s 2007 Form 10-K. As of September 26, 2008 and December 28, 2007, the Company’s short-term debt outstanding was $253.4 million and $84.1 million, respectively, and the Company’s long-term debt outstanding was $927.0 million and $937.2 million, respectively.

ANIXTER INTERNATIONAL INC.
     Consolidated interest expense was $12.0 million and $34.6 million in the 13 and 39 weeks ended September 26, 2008, respectively, as compared to $11.5 million and $33.5 million in the corresponding periods in 2007. While interest rates on approximately 66% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the third quarter of 2008, the Company’s weighted-average cost of borrowings declined to 4.0% in the 13 weeks ended September 26, 2008 from 4.3% in the corresponding period in the prior year. The Company’s debt-to-total capitalization increased to 50.9% at September 26, 2008 from 49.4% at December 28, 2007.
Share Repurchases
     In the 39 weeks ended September 26, 2008, the Company repurchased 1.7 million of its outstanding shares at an average cost of $59.76, an aggregate of $104.6 million. Purchases were made in the open market and were financed primarily from cash provided by operations. In the corresponding 39 week period of 2007, the Company repurchased a total of 3.0 million common shares at an average cost of $54.23 per share. Purchases were made in the open market and were financed from cash provided by operations and the net proceeds from the issuance of the Notes due 2013.
Third Quarter 2008 Results of Operations
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
     Sales of $1,589.6 million in the third quarter of 2008 increased $68.4 million, or 4.5%, from $1,521.2 million in the same period in 2007. While the Company experienced solid growth early in the quarter, weak economic conditions negatively impacted sales later in the period. Normally, the Company experiences a slowdown in sales during the third quarter due to vacations and factory shutdowns, particularly in Europe. In the third quarter of 2008, the slowdown was slightly more pronounced than historical patterns due to extended vacations and reduced production schedules once business resumed for some of the Company’s customers. Although the third quarter of 2008 sales growth was modest due to a challenging global economic environment, the sales increase represents an organic growth rate of 2.4% after adjusting for acquisitions completed during the third quarter, which contributed $22.0 million to 2008 third quarter sales, as well as a favorable foreign exchange impact of $9.8 million. Importantly, the Company continued to make progress on its major initiatives during the quarter, which include growing the Company’s security and OEM supply sales, initiating a factory automation network sales effort, adding to the supply chain services offering, enlarging the geographic presence of the electrical wire and cable business, expanding the Company’s product offering and continuing to expand business in the Emerging Markets.
     Operating income in the third quarter of 2008 decreased 0.2% to $117.9 million as compared to $118.2 million in the year ago quarter. Operating margins were 7.4% during the third quarter of 2008 compared to 7.8% in the third quarter of 2007. Net income in the third quarter of 2008 was $61.7 million, or $1.58 per diluted share, compared to $64.8 million, or $1.51 per diluted share, in the prior year period. During the third quarter of 2008, the Company incurred foreign exchange losses of $4.3 million ($2.7 million, or $0.07 per diluted share, after tax) due to the strengthening of the U.S. dollar, particularly versus some of the emerging market currencies, where the Company’s ability to hedge, if it can hedge at all, is limited. Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares declined by 9.0% during the third quarter of 2008 versus the corresponding prior year period which produced a favorable impact on net income per diluted share of $0.09.

ANIXTER INTERNATIONAL INC.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, which results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Market-based copper prices averaged approximately $3.45 per pound during the third quarter of 2008 compared to $3.48 per pound in the third quarter of 2007. The decrease in copper prices, when combined with intra-quarter volatility of spot market copper prices, did not have a meaningful effect on financial results in the third quarter of 2008.
Consolidated Results of Operations

	13 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,589.6	$1,521.2	4.5%
Gross profit	$372.7	$367.0	1.6%
Operating expenses	$254.8	$248.8	2.4%
Operating income	$117.9	$118.2	(0.2%)
     Net Sales: The Company’s net sales during the third quarter of 2008 increased $68.4 million, or 4.5%, to $1,589.6 million from $1,521.2 million in the same period in 2007. Recently completed acquisitions accounted for $22.0 million of the increase while the favorable effects of foreign exchange rates contributed $9.8 million to sales. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $36.6 million, or approximately 2.4%, in the third quarter of 2008 as compared to the corresponding period in the prior year. The Company experienced growth in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.
     Gross Margins: Gross margins decreased in the third quarter of 2008 to 23.4% from 24.1% in the corresponding period in 2007 mainly due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates, a sales mix shift resulting from slowing sales in higher gross margin OEM Supply sales and resolution of a customer dispute that reduced third quarter gross profit by approximately $3.0 million, or approximately 20 basis points of gross margin.
     Operating Expenses: Operating expenses increased $6.0 million, or 2.4%, in the third quarter of 2008 from the corresponding period in 2007. The third quarter of 2008 operating expenses include an incremental $5.2 million related to a series of recently-completed acquisitions while changes in foreign exchange rates increased operating expenses by $2.3 million as compared to the third quarter of 2007. Excluding the operating expenses related to acquisitions and the effects of foreign exchange rates, operating expenses decreased approximately $1.5 million, or 0.6%. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the factory automation market and continuing to expand business in the Emerging Markets. The third quarter of 2008 operating expenses also reflects the positive effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: Operating margins were 7.4% in the third quarter of 2008 as compared to 7.8% in the third quarter of 2007. Operating income of $117.9 million decreased $0.3 million, or 0.2%, in the third quarter of 2008 from $118.2 million in the corresponding period in 2007. Recent acquisitions and favorable foreign exchange rates added $1.8 million and $0.5 million to operating income, respectively. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income decreased $2.6 million, or 2.1%, in the third quarter of 2008 as compared to the corresponding period in 2007.

ANIXTER INTERNATIONAL INC.
     Interest Expense: Consolidated interest expense was $12.0 million in the third quarter of 2008 as compared to $11.5 million in 2007. The weighted-average debt outstanding during the third quarter of 2008 was $1,204.4 million as compared to $1,071.5 million in the corresponding period in 2007. With the interest rates on approximately 66% of the Company’s borrowings fixed, its weighted-average cost of borrowings was 4.0% in the third quarter of 2008 as compared to 4.3% in the corresponding period of the prior year.
     Other, net:

	13 Weeks Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Foreign exchange	$(4.3)	$0.5
Cash surrender value of life insurance policies	(0.4)	0.3
Other	(0.5)	(0.6)

	$(5.2)	$0.2

     Due to the rapid strengthening of the U.S. dollar primarily against currencies in the emerging markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $4.3 million in the third quarter of 2008 compared to a gain of $0.5 million in the corresponding period in 2007. Due to the weaker equity market performance, the value of Company-owned life insurance policies declined resulting in a loss of $0.4 million in the third quarter of 2008 as compared to a gain of $0.3 million in the corresponding period in 2007.
     Income Taxes: The Company’s income tax expense for the 13 weeks ended September 26, 2008 reflects an effective tax rate of 38.8% as compared to 39.4% in the corresponding period in the prior year. The year-on-year change in the effective tax rate reflects changes in the country level mix of projected pre-tax earnings.
North America Results of Operations

	13 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,118.4	$1,068.9	4.6%
Gross profit	$259.1	$255.7	1.3%
Operating expenses	$162.9	$163.4	(0.2%)
Operating income	$96.2	$92.3	4.1%
     Net Sales: When compared to the third quarter of 2007, North America net sales in the third quarter of 2008 increased 4.6% to $1,118.4 million from $1,068.9 million. Excluding the incremental sales of $11.6 million as a result of the acquisition of QSN and the favorable effects of foreign exchange rate changes of $2.9 million, North America net sales were $1,103.9 million in the 13 weeks ended September 26, 2008, which represents an increase of $35.0 million, or approximately 3.3%, over the 13 weeks ended September 28, 2007.

ANIXTER INTERNATIONAL INC.
     Sales of enterprise cabling and security solutions in North America of $585.5 million increased $9.8 million in the third quarter of 2008, or 1.7%, compared to the third quarter of 2007. The increase was primarily due to strong growth in the security market of 28% offset by a decline in larger enterprise cabling projects as compared to the third quarter of 2007. Favorable foreign exchange rates on Canadian sales accounted for $1.0 million of the sales growth versus the prior year. North America electrical wire and cable sales of $394.1 million increased $21.7 million, or 5.8%, in the third quarter of 2008 from $372.4 million in the third quarter of 2007. Larger project volume remained relatively good despite the more challenging economic environment. Favorable foreign exchange rates on Canadian sales accounted for $1.8 million of the sales growth in the third quarter of 2008. Excluding foreign exchange, electrical and electronic wire and cable sales were up $19.9 million, or approximately 5.3%, in the third quarter of 2008 as compared to the third quarter of 2007. Including incremental sales of $11.6 million from the acquisition of QSN, sales in the North American OEM supply market increased 17.5%, or $20.8 million, with strong sales growth to aerospace and defense customers offsetting continuing weakness with certain customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.
     Gross Margins: Gross margins decreased to 23.2% in the third quarter of 2008 from 23.9% in the third quarter of 2007 mainly due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business and the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates.
     Operating Expenses: Operating expenses decreased $0.5 million, or 0.2%, in the third quarter of 2008 from the third quarter of 2007. The acquisition of QSN added $3.0 million to operating expenses and foreign exchange rate changes increased operating expenses by $0.4 million. Excluding the operating expenses as a result of the acquisition of QSN and the effects from changes in foreign exchange rates, operating expenses were $159.5 million in the third quarter of 2008 as compared to $163.4 million in 2007.
     Operating Income: Operating margins were 8.6% in the third quarters of both 2008 and 2007. Operating income increased by $3.9 million, or 4.1%, in the third quarter of 2008 as compared to the third quarter of 2007. The acquisition of QSN increased operating income $1.5 million and favorable foreign exchange rate changes added $0.3 million to operating income. Excluding these items, operating income in the third quarter of 2008 increased $2.1 million, or 2.2%.
Europe Results of Operations

	13 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
		(In millions)
Net sales	$328.1	$322.0	1.9%
Gross profit	$81.8	$83.3	(1.8%)
Operating expenses	$71.4	$67.6	5.6%
Operating income	$10.4	$15.7	(33.5%)

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the third quarter of 2007, Europe net sales for the third quarter of 2008 increased 1.9% to $328.1 million, including $9.0 million due to the acquisitions of Sofrasar and Gergen and $3.0 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $316.1 million in the third quarter of 2008, which represents a decrease of $5.9 million, or approximately 1.8%, over the third quarter of 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $65.6 million in the third quarter of 2008 as compared to $55.5 million in the corresponding period in the prior year. Europe OEM supply sales in the third quarter of 2008 of $149.8 million increased $3.0 million, or 2.0%, from $146.8 million in the third quarter of 2007. Exclusive of $2.3 million of unfavorable foreign exchange effects of a stronger U.S. dollar versus the U.K. pound sterling and sales of $9.0 million from the recent acquisitions of Sofrasar and Gergen, sales in the European OEM supply market were 2.6% lower in the third quarter of 2008 as compared to the corresponding period in 2007. Generally, the OEM supply market in Europe was negatively affected by extended vacation shutdowns and reduced customer production schedules. Enterprise cabling and security solutions sales in Europe decreased 5.8% to $112.7 million in the third quarter of 2008 as compared to sales of $119.7 million in the third quarter of 2007. Exclusive of $5.4 million of favorable foreign exchange effects of a weaker U.S. dollar versus the Euro, sales in the Europe enterprise cabling and security solutions market were 10.3% lower in the third quarter of 2008 as compared to the corresponding period in 2007. The weakness the Company experienced in the first half of 2008 within the UK market expanded to additional parts of Europe in the third quarter of 2008.
     Gross Margins: Gross margins in the third quarter of 2008 were 24.9% compared to 25.9% in the corresponding period in 2007. The decline in gross margins is primarily due to lower gross margins in the OEM supply market versus the prior year due to pricing pressure from higher steel and specialty metal prices in the Company’s OEM supply business as well as a resolution of a customer dispute that reduced third quarter gross profit by approximately $3.0 million, or approximately 90 basis points of gross margin.
     Operating Expenses: Operating expenses increased $3.8 million, or 5.6%, in the third quarter of 2008 as compared to the third quarter of 2007. Recent acquisitions increased operating expenses by $1.8 million, while foreign exchange rate changes increased operating expenses by $1.3 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $0.7 million, or 1.0%.
     Operating Income: Operating margins were 3.2% in the third quarter of 2008 as compared to 4.9% in the third quarter of 2007. Lower operating margins on declining organic sales generated a decrease in operating income of $5.3 million, or 33.5%, in the third quarter of 2008 as compared to the third quarter of 2007. Recent acquisitions added $0.2 million to operating income while unfavorable foreign exchange effects reduced operating income by $0.1 million. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income decreased $5.4 million, or 34.2%, in the third quarter of 2008 as compared to the corresponding period in 2007.
Emerging Markets Results of Operations

	13 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$143.1	$130.3	9.8%
Gross profit	$31.8	$28.0	13.4%
Operating expenses	$20.5	$17.8	14.4%
Operating income	$11.3	$10.2	11.6%

ANIXTER INTERNATIONAL INC.
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2008 increased 9.8% to $143.1 million from $130.3 million in the third quarter of 2007. Excluding the incremental sales of $1.4 million related to the acquisition of QSM and the favorable impact from changes in foreign exchange rates of $3.9 million, the Emerging Markets net sales growth was 5.8%. Asia Pacific sales of $39.7 million declined 8.3% in the third quarter of 2008 from $43.3 million in the corresponding period in 2007 as project volume declined year-over-year. Inclusive of the $1.4 million of sales related to the acquisition of QSM and $2.0 million related to the favorable impact from changes in foreign exchange rates, Latin America sales of $103.4 million increased $16.4 million, or 18.8%, in the third quarter of 2008 compared to the corresponding period in 2007. Excluding the acquisition and foreign exchange rate impact, Latin America sales increased $13.0 million, or 14.9%, in the third quarter of 2008 compared to the corresponding period in the prior year. The Company continues to experience overall growth in most countries which, combined with increased market penetration and expanding product lines, is driving good year-over-year growth.
     Gross Margins: During the 13 weeks ended September 26, 2008, Emerging Markets gross margins increased to 22.2% from 21.5% in the corresponding period in 2007, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses increased $2.7 million in the third quarter of 2008, or 14.4% compared to the third quarter of 2007. QSM added $0.4 million to operating expenses while foreign exchange rate changes increased operating expenses by $0.6 million as compared to the year ago period in 2007. Excluding the acquisition and favorable foreign exchange rate impact, operating expenses increased $1.7 million, or 8.5%, as the company continues to invest in initiatives to increase market penetration and expand product lines.
     Operating Income: Emerging Markets operating income increased $1.1 million, or 11.6%, in the third quarter of 2008 compared to the third quarter of 2007. The acquisition of QSM increased operating income $0.1 million and the impact of favorable foreign exchange rates added $0.3 million to operating income. Operating margins in the third quarter of 2008 were 7.9% compared to 7.8% in the corresponding period in the prior year.
Year-to-Date 2008 Results of Operations
Overview
     Sales, gross profits, operating expenses and operating income, all showed year-over-year increases from a combination of a series of recently-completed acquisitions, combined unit growth and exchange rate changes related to the weaker U.S. dollar. During the 39 weeks ended September 26, 2008, sales of $4,678.0 million represented an increase of 7.3% over the prior year period sales of $4,361.4 million. Included in the 39 week results for 2008 were incremental sales of $38.5 million from acquisitions completed in the past year. After adjusting for acquisitions and the favorable foreign exchange impact of $96.4 million, sales in the first nine months grew at a year-over-year organic rate of 4.2%.
     Operating income in the 39 weeks ended September 26, 2008 was $341.2 million versus $324.7 million in the year-ago period. Operating margins were 7.3% in the first nine months of 2008 as compared to 7.4% in the year ago period. The 39 weeks ended September 26, 2008 results include a pre-tax charge of $4.2 million related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”), which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards. Excluding the former CEO’s retirement-related pre-tax costs of $4.2 million, operating income in the first nine months of 2008 was $345.4 million, or an increase of 6.4%, over the corresponding nine-month period in 2007, and operating margins were 7.4%, equal to the first nine months of the prior year.

ANIXTER INTERNATIONAL INC.
     Net income in the 39 weeks ended September 26, 2008 was $186.3 million, or $4.73 per diluted share, compared to $183.0 million, or $4.32 per diluted share, in the prior year period. During the first nine months of 2008, the Company incurred foreign exchange losses of $6.0 million ($3.8 million, or $0.10 per diluted share, after tax) due to the strengthening of the U.S. dollar, particularly versus some of the emerging market currencies, where the Company’s ability to hedge, if it can hedge at all, is limited. Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares declined by 7.1% during the nine-month period versus the corresponding prior year period which produced a favorable impact on net income per diluted share of $0.21.
     Earnings in the 39 weeks ended September 26, 2008 include after-tax expenses of $2.6 million, or $0.07 per diluted share, related to the retirement of the Company’s former CEO and favorable tax adjustments of $1.6 million, or $0.04 per diluted share, associated with the reversal of valuation allowances associated with foreign net operating loss carryforwards recorded in the first quarter of 2008. Excluding these items, net income in the first nine months of 2008 would have been $187.3 million, or $4.76 per diluted share. Earnings in the year ago period were favorably affected by $2.1 million, or $0.05 per diluted share, related to net tax benefits related to the settlement of certain income tax audits. Excluding these tax benefits, net income in the year ago period would have been $180.9 million, or $4.27 per diluted share. After excluding the above noted unusual tax items from both years and the former CEO retirement-related costs in 2008, net income and diluted earnings per share in the first nine months of 2008 increased 3.5% and 11.5%, respectively, versus the year ago period.
     Market-based copper prices averaged approximately $3.60 per pound during the first nine months of 2008 compared to $3.22 per pound in the corresponding period in 2007. When combined with intra-quarter volatility of spot market copper prices, the softer economy created an environment where the commodity price change was not always passed through by the manufacturers to the distribution channel. As a result, even though average copper prices were up approximately 11.8% year-over-year, they had a minimal effect on financial results in the first nine months of 2008. These amounts reflect the Company’s best estimates of the effects of higher copper prices. There is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. For further information on the effect copper prices may have on the Company’s future results of operations, see the “Third Quarter 2008 Results of Operations.”
Consolidated Results of Operations

	39 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$4,678.0	$4,361.4	7.3%
Gross profit	$1,105.3	$1,048.7	5.4%
Operating expenses	$764.1	$724.0	5.5%
Operating income	$341.2	$324.7	5.1%
     Net Sales: The Company’s net sales during the 39 weeks ended September 26, 2008 increased $316.6 million, or 7.3%, to $4,678.0 million from $4,361.4 million in the same period in 2007. A series of recently-completed acquisitions accounted for $38.5 million of the increase while favorable effects of foreign exchange rates contributed $96.4 million to sales in the 39 weeks ended September 26, 2008 as compared to the year ago period. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $181.7 million, or approximately 4.2%, in the 39 weeks ended September 26, 2008 as compared to the prior year. The Company experienced growth in new markets, continued success in expanding the Company’s presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased in the 39 weeks ended September 26, 2008 to 23.6% compared to 24.0% in the corresponding period in 2007 mainly due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates, a sales mix shift resulting from slowing sales in higher gross margin OEM Supply sales, and pricing pressure on certain products sold in the North America electrical wire and cable market.
     Operating Expenses: Operating expenses increased $40.1 million, or 5.5%, for the 39 weeks ended September 26, 2008 from the corresponding period in 2007. The 2008 operating expenses include $4.2 million of non-cash costs associated with the retirement of the Company’s former CEO during the second quarter and $9.2 million related to a series of recently-completed acquisitions. Changes in foreign exchange rates increased operating expenses by $17.2 million as compared to the year ago period in 2007. Excluding the operating expenses related to the previously noted CEO retirement, acquisitions and the effects of foreign exchange rates, operating expenses increased approximately $9.5 million, or 1.3%, primarily due to variable costs associated with the 4.2% organic growth in sales. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the factory automation market and continuing to expand business in the Emerging Markets. The low rate of expense growth also reflects the positive effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: Operating margins were 7.3% in the 39 weeks ended September 26, 2008 as compared to 7.4% in the corresponding period in 2007. As a result of sales growth and tight expense controls, operating income of $341.2 million increased $16.5 million, or 5.1%, in the 39 weeks ended September 26, 2008 as compared to $324.7 million in the corresponding period in 2007. Excluding the former CEO’s retirement-related pre-tax costs, operating income growth in the first nine months of 2008 would have been $20.7 million, or 6.4%, and operating margins would have been 7.4% (equal to operating margins in the same period in 2007). Recent acquisitions accounted for $2.7 million of the increase while the favorable foreign exchange effects added $6.2 million to operating income. Excluding the previously mentioned costs associated with the retirement of the Company’s former CEO, acquisitions and the favorable effects of foreign exchange rates, operating income increased $11.8 million, or 3.6%, in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007.
     Interest Expense: Consolidated interest expense was $34.6 million for the 39 weeks ended September 26, 2008 as compared to $33.5 million in 2007. The weighted-average debt outstanding during the 39 weeks ended September 26, 2008 was $1,137.3 million as compared to $1,010.0 million in the corresponding period in 2007. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 8.0% of the Company’s outstanding shares during the last year and a series of recently-completed acquisitions. With the interest rates on approximately 66% of the Company’s borrowings fixed, its average cost of borrowings were 4.1% in the 39 weeks ended September 26, 2008 as compared to 4.4% in the corresponding period of the prior year.
     Other, net expense:

	39 Weeks Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Foreign exchange	$(6.0)	$2.1
Cash surrender value of life insurance policies	(1.7)	1.6
Other	(1.4)	(0.4)

	$(9.1)	$3.3

ANIXTER INTERNATIONAL INC.
     Due to the strengthening of the U.S. dollar primarily against currencies in the emerging markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $6.0 million in the 39 weeks ended September 26, 2008 as compared to a gain of $2.1 million in the corresponding period in 2007. Due to the weaker equity market performance, the value of Company-owned life insurance policies declined resulting in a loss of $1.7 million in the 39 weeks ended September 26, 2008 as compared to a gain of $1.6 million in the corresponding period in 2007. In the 39 weeks ended September 28, 2007, the Company recorded other interest income related to tax settlements in the U.S. and Canada.
     Income Taxes: The consolidated tax provision decreased to $111.2 million in the 39 weeks ended September 26, 2008 from $111.5 million in the same period in 2007. The effective tax rate for the 39 weeks ended September 26, 2008 is 37.4%, inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards in the first quarter of 2008. The effective tax rate for the 39 weeks ended September 28, 2007 was 37.9%, inclusive of net tax benefits of $1.8 million primarily related to the settlement of certain income tax audits. Excluding these tax benefits, the Company’s effective tax rate in the 39 weeks ended September 26, 2008 and September 28, 2007 was 37.9% and 38.5%, respectively. The year-on-year change in the core effective tax rate reflects changes in the country level mix of pre-tax earnings.
North America Results of Operations

	39 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$3,245.5	$3,067.3	5.8%
Gross profit	$756.7	$730.9	3.5%
Operating expenses	$488.3	$475.4	2.7%
Operating income	$268.4	$255.5	5.0%
     Net Sales: When compared to the corresponding period in 2007, North America net sales for the 39 weeks ended September 26, 2008 increased 5.8% to $3,245.5 million. Excluding the incremental sales of $11.6 million as a result of the acquisition of QSN and the favorable effects of foreign exchange rate changes of $40.7 million, North America net sales were $3,193.2 million in the 39 weeks ended September 26, 2008, which represents an increase of $125.9 million, or approximately 4.1%, over the corresponding period in 2007.
     Sales of enterprise cabling and security solutions in North America increased $47.0 million in the 39 weeks ended September 26, 2008, or 2.8%, compared to the year ago period in 2007. The increase was primarily due to strong growth in the security market of 25% offset by a decline in larger enterprise cabling projects due to challenging economic conditions. Favorable foreign exchange rates on Canadian sales accounted for $13.4 million of the sales growth versus the prior year. North America electrical wire and cable sales of $1,152.0 million increased $104.1 million, or 9.9%, in the 39 weeks ended September 26, 2008 from $1,047.9 million in the corresponding period in 2007. The increase was achieved despite a difficult comparison to very strong sales in the year ago period, as project activity, particularly in the energy and natural resources vertical end markets, remained strong. Favorable foreign exchange rates on Canadian sales accounted for $26.1 million of the sales growth in the 39 weeks ended September 26, 2008. Excluding the effects of foreign exchange rates, electrical wire and cable sales were up $78.0 million, or approximately 7.4%, in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007. In the OEM supply market, sales increased 10.3%, or $36.0 million, with strong sales growth to aerospace and defense customers offsetting continuing weakness with certain customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.
     Gross Margins: Gross margins decreased to 23.3% in the 39 weeks ended September 26, 2008 from 23.8% mainly due to pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business, the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and pricing pressure on certain products sold in the North American wire and cable market during the first quarter.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Including the $4.2 million of costs associated with the retirement of the Company’s former CEO, operating expenses increased $12.9 million, or 2.7%, in the 39 weeks ended September 26, 2008 from the year ago period in 2007. The acquisition of QSN added $3.0 million to operating expenses and foreign exchange rate changes increased operating expenses by $5.6 million. Excluding the costs associated with the acquisition of QSN, the retirement of the Company’s former CEO and the effects of changes in foreign exchange rates, operating expenses were flat as compared to the same period in 2007.
     Operating Income: Operating margins were 8.3% in both the 39 weeks ended September 26, 2008 and September 28, 2007. Operating income increased $12.9 million, or 5.0%, in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007. The acquisition of QSN increased operating income $1.5 million and favorable foreign exchange rate changes added $3.7 million to operating income. Excluding the costs associated with the retirement of the Company’s former CEO, the acquisition of QSN and the favorable effects of foreign exchange rates, operating income in the 39 weeks ended September 26, 2008 increased $11.9 million, or 4.6%. Operating margins, excluding the expense associated with the retirement of the Company’s former CEO, increased to 8.4% from the operating margins of 8.3% reported in the 39 weeks ended September 28, 2007.
Europe Results of Operations

	39 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$1,034.1	$953.3	8.5%
Gross profit	$261.4	$245.3	6.6%
Operating expenses	$217.6	$200.6	8.5%
Operating income	$43.8	$44.7	(2.1%)
     Net Sales: When compared to the corresponding period in 2007, Europe net sales for the 39 weeks ended September 26, 2008 increased 8.5% to $1,034.1 million, including $25.5 million due to recent acquisitions and $42.0 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $966.6 million in the 39 weeks ended September 26, 2008, which represents an increase of $13.3 million, or approximately 1.4%, over the corresponding period in 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $200.4 million in the 39 weeks ended September 26, 2008 as compared to $162.7 million in the corresponding period in the prior year. Exclusive of $5.8 million of favorable foreign exchange effects, sales in the European electrical wire and cable market were 19.6% higher than 2007. Europe OEM supply sales in the 39 weeks ended September 26, 2008 of $484.2 million increased $49.5 million, or 11.4%, from $434.7 million in the 39 weeks ended September 28, 2007. Exclusive of $9.2 million of favorable foreign exchange effects and the sales of $25.5 million from recent acquisitions, sales in the European OEM supply market were 3.4% greater in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007. The enterprise cabling and security solutions sales growth in Europe continues to be affected by challenging economic conditions. Enterprise cabling and security solutions sales in Europe decreased by 1.8% to $349.5 million in the 39 weeks ended September 26, 2008 as compared to sales of $355.9 million in the corresponding period in 2007. Exclusive of $27.0 million of favorable foreign exchange effects, sales in the Europe enterprise cabling and security solutions market were 9.4% lower in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007.
     Gross Margins: Gross margins decreased to 25.3% in the 39 weeks ended September 26, 2008 from 25.7% for the same period in 2007. The decline in gross margins is primarily due to lower gross margins in the OEM supply business versus the prior year due to pricing pressure from rising steel and specialty metal prices.
     Operating Expenses: Operating expenses increased $17.0 million, or 8.5%, in 2008 as compared to the corresponding period in 2007. Recent acquisitions increased operating expenses by $5.8 million, while foreign exchange rate changes increased operating expenses by $9.6 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $1.6 million, or 0.8%.

ANIXTER INTERNATIONAL INC.
     Operating Income: Operating margins were 4.2% in the 39 weeks ended September 26, 2008 as compared to 4.7% in the corresponding period in 2007. Lower operating margins on declining sales generated a decrease in operating income of $0.9 million, or 2.1%, in the 39 weeks ended September 26, 2008 as compared to the year ago period in 2007. Recent acquisitions accounted for $1.1 million of operating income and favorable foreign exchange effects added $1.4 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income decreased $3.4 million, or 7.8%, in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007. The decline in European operating profit is due to a very challenging economic environment.
Emerging Markets Results of Operations

	39 Weeks Ended
	September 26,	September 28,	Percent
	2008	2007	Change
	(In millions)
Net sales	$398.4	$340.8	16.9%
Gross profit	$87.2	$72.5	20.3%
Operating expenses	$58.2	$48.0	21.1%
Operating income	$29.0	$24.5	18.5%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the 39 weeks ended September 26, 2008 increased 16.9% to $398.4 million from $340.8 million in the corresponding period of 2007. Excluding the incremental sales of $1.4 million related to the acquisition of QSM and $13.7 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 12.5%. Asia Pacific sales of $122.1 million increased 6.8% in the first nine months of 2008 from $114.3 million in the corresponding period in 2007. Exclusive of the $9.2 million favorable impact from foreign exchange rate changes, Asia Pacific sales declined $1.4 million as project volume declined year-over-year. Inclusive of the $1.4 million of sales related to the acquisition of QSM and $4.5 million related to the favorable impact from changes in foreign exchange rates, Latin America sales of $276.3 million increased $49.8 million, or 22.0%, in the 39 weeks ended September 26, 2008 compared to the corresponding period in 2007. Excluding the acquisition and foreign exchange rate impact, Latin America sales increased $43.9 million, or 19.4%, in the first nine months of 2008 compared to the corresponding period in the prior year. The Company continues to experience overall economic growth in most countries which, combined with increased market penetration and expanding product lines, is driving good year-over-year growth.
     Gross Margins: During the 39 weeks ended September 26, 2008, Emerging Markets gross margins increased to 21.9% from 21.3% in the corresponding period in 2007, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses increased $10.2 million in the 39 weeks ended September 26, 2008, or 21.1% compared to the prior year period. QSM added $0.4 million to operating expenses while favorable foreign exchange rate changes increased operating expenses by $2.0 million in the 39 weeks ended September 26, 2008 as compared to the corresponding period in 2007. Excluding the acquisition and foreign exchange rate impact, operating expenses increased $7.8 million, or 16.0%, as the company continues to invest in initiatives to increase market penetration and expand product lines.
     Operating Income: Emerging Markets operating income increased $4.5 million, or 18.5%, in the 39 weeks ended September 26, 2008 compared to the corresponding period in 2007. Primarily as a result of the sales growth and resulting leveraging of the expense structure, operating margins increased to 7.3% from 7.2% in 2007. The acquisition of QSM increased operating income $0.1 million and foreign exchange rate changes had a $1.1 million favorable impact on operating income.

ANIXTER INTERNATIONAL INC.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 26, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2008. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations.
     The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies.
     While civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, based on information currently available, the Company has accrued a $0.5 million estimate of loss. Management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.
(10)	Material Contracts.
10.1	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated September 24, 2008, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein.

10.2	Amendment No. 3 to Amended and Restated Receivables Sale Agreement, dated September 24, 2008, between Anixter Inc. and Anixter Receivables Corporation.
(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 30, 2008	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 30, 2008	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer