Form 10-K
period 2009-01-02
ANIXTER INTERNATIONAL INC
filed 2009-02-27
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-10212

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,743,366,599 as of June 27, 2008.

At February 20, 2009, 35,128,640 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.	BUSINESS.

(a)	General Development of Business

Anixter International Inc. (the “Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter”).

In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. These acquisitions will complement Anixter’s product offering with a broad array of value-added services and supply chain management programs to Original Equipment Manufacturers (“OEMs”) in a number of vertical markets. These, along with other strategic acquisitions made over the last five years (Total Supply Solutions Limited (“TSS”), Eurofast SAS (“Eurofast”), MFU Holding S.p.A. (“MFU”), IMS, Inc. (“IMS”), Infast Group plc (“Infast”), Distribution Dynamics Inc., Walters Hexagon Group Ltd. and Pentacon Inc.), further the Company’s goal of building on the Company’s current strategic platform to drive future organic sales growth.

(b)	Financial Information about Industry Segments

The Company is engaged in the distribution of communications and electrical wire and cable products, fasteners and “C” Class inventory components from top suppliers to contractors, installers, integrators and end users. The Company also supplies OEMs, in a wide variety of end markets, who use the Company’s products as a component in their end product. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, legal, tax, information technology and other related services, certain of which are rebilled to subsidiaries. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

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

For certain financial information concerning the Company’s business segments, see Note 9. “Business Segments” in the Notes to the Consolidated Financial Statements.

(c)	Narrative Description of Business

Overview

The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company’s comprehensive supply chain management solutions are designed to reduce customer procurement and management costs and enhance overall production or installation efficiencies. Inventory management services are frequently provided under customer contracts for periods in excess of one year and include the interfacing of Anixter and customer information systems and the maintenance of dedicated distribution facilities. These services are provided exclusively in connection with the sales of products, and as such, the price of such services are included in the price of the products delivered to the customer.

Through a combination of its service capabilities and a portfolio of products from industry-leading manufacturers, Anixter is a leading global distributor of data, voice, video and security network communication products and the largest North American distributor of specialty wire and cable products. In addition, Anixter is a leading distributor of “C” Class inventory components which are incorporated into a wide variety of end-use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, the majority of which are specialized or highly engineered for particular customer applications.

Customers

The Company sells products to over 100,000 active customers. These customers are international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 3% of sales and no single end-market industry group accounting for more than 11% of sales.

Products

Anixter sells over 425,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. These products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. In addition, Anixter provides electrical wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that is used in a wide variety of maintenance, repair and construction-related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by original equipment manufacturers in manufacturing a wide variety of products.

Suppliers

The Company sources products from over 7,000 suppliers. However, approximately 30% of Anixter’s dollar volume purchases in 2008 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter generally does not compete with its suppliers in product design or manufacturing activities. Anixter also generally does not sell private label products that are either one of Anixter’s brands or a brand name exclusive to Anixter.

The Company’s typical distribution agreement includes the following significant terms:

•	a non-exclusive right to re-sell products to any customer in a geographical area (typically defined as a country);
•	usually cancelable upon 90 days notice by either party for any reason;
•	no minimum purchase requirements, although pricing may change with volume on a prospective basis; and
•	the right to pass through the manufacturer’s warranty to Anixter’s customers.

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

Anixter operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 14 warehouses as regional warehouses. Collectively these facilities store approximately 37% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. This network of warehouses and sales offices consists of 159 locations in the United States, 18 in Canada, 37 in the United Kingdom, 43 in Continental Europe, 26 in Latin America, 18 in Asia and 4 in Australia/New Zealand.

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

Employees

At January 2, 2009 the Company employed 8,645 people. Approximately 41% of the employees are engaged in sales or sales-related activities, 40% are engaged in warehousing and distribution operations and 19% are engaged in support activities, including inventory management, information services, finance, human resources and general management. Less than three percent of the Company’s employees are covered by collective bargaining agreements.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly-skilled workforce and global distribution network. The Company believes its global distribution platform provides a competitive advantage to serving multinational customers’ needs. The Company’s operations and logistics platform gives it the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout much of its operations in 52 countries that provide its customers and suppliers with global consistency.

Anixter enhances its value proposition to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9001 and QSO 9000. The Company uses its testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At its data network-testing lab located at the Company’s suburban Chicago headquarters, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs. At its various regional quality labs, the Company offers OEMs a comprehensive range of mechanical testing and materials characterization for product testing and failure investigation.

Most of the Company’s competitors are privately held, and as a result, reliable competitive information is not available.

Contract Sales and Backlog

The Company has a number of customers who purchase products under long-term (generally three to five year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would require that materials acquired by Anixter as a result of joint material requirements planning between the Company and the customer be purchased by the customer.

Generally, backlog orders, excluding contractual customers, represent approximately four weeks of sales and ship to customers within 30 to 60 days from order date. The Company’s operations and logistics platform gives it the ability to ship orders from inventory stock for delivery within 24 to 48 hours to all major global markets.

Seasonality

The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. As the Company’s fastener business grows, the Company expects seasonal fluctuations to increase slightly, as the first and second quarter are somewhat stronger in the fastener business, due to third and fourth quarter seasonal and holiday plant shutdowns among original equipment manufacturer customers.

(d)	Financial Information about Geographic Areas

For information concerning foreign and domestic operations and export sales see Note 6. “Income Taxes” and Note 9. “Business Segments” in the Notes to the Consolidated Financial Statements.

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

A change in sales strategy or financial viability of the Company’s suppliers could adversely affect the Company’s sales or earnings.

Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from over 7,000 suppliers. However, approximately 30% of the Company’s dollar volume purchases in 2008 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control, including a key supplier becoming financially distressed.

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

The Company’s operating results are affected by copper prices.

The Company’s operating results have been affected by changes in copper prices, which is a major component in the electrical wire and cable products sold by the Company. As the Company’s purchase costs with suppliers change to reflect the changing copper prices, its mark-up to customers remains relatively constant, resulting in higher or lower sales revenue and gross profit depending upon whether copper prices are increasing or decreasing.

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

The Company’s debt agreements contain certain financial and operating covenants that limit its discretion with respect to certain business matters. These covenants restrict the Company’s ability to incur additional indebtedness. As a result of these restrictions, the Company is limited in how it may conduct business and may be unable to compete effectively or take advantage of new business opportunities.

The Company has risks associated with accounts receivable.

Although no single customer accounts for more than 3% of the Company’s sales, a payment default by one of its larger customers could have a short-term impact on earnings. Given the current economic environment, the risk that constrained access to capital and general market contractions may heighten exposure of customer default.

The Company may have substantial funding needs in 2009.

The Company’s outstanding 3.25% zero coupon convertible notes due 2033 include a right for the holders of those notes to put them to the Company in July 2009 for cash consideration of $170.3 million. The Company also has outstanding an accounts receivable securitization facility which has a 364 day term that ends in September 2009. At the end of 2008, the Company had $195 million of borrowings under this facility. The Company believes that earnings, additional cash flow generated as a result of lower working capital requirements due to expected lower near-term sales growth as a result of the global recession, and approximately $248 million in available, committed, unused credit lines will be sufficient to fund operations, as well as the specific funding needs discussed above. In the event these sources are not sufficient to support the Company’s funding needs, the Company may need to access the capital markets and there can be no assurance that, when the Company accesses the capital markets, funding will be available or will be available on favorable terms. This could result in a material increase in interest expense, decrease in profitability or more restrictive covenants.

The Company does not anticipate that it will pursue acquisitions or any significant return of capital to shareholders until such time as the current economic conditions show clear signs of improvement and the capital markets return to a more normalized state of operation.

The Company may be required to record a charge to our earnings if our goodwill becomes impaired.

The Company tests for impairment of goodwill annually at the beginning of the third quarter in accordance with generally accepted accounting standards. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, however, the Company reviews its goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring our interim testing include a decline in stock price as compared to the Company’s book value per share, future cash flows and slower growth rates. As a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company’s stock price as compared to its book value per share and the significant disruptions in the global credit markets, the Company performed an interim impairment test for goodwill as of the fiscal year end 2008. The Company did not record any impairment charge as a result of that interim test. However, in connection with future annual or interim tests, the Company may be required to record a non-cash charge to earnings in its financial statements during the period in which any impairment of goodwill is determined, resulting in an impact on the Company’s results of operations. See Note 1. “Summary of Significant Accounting Policies — Goodwill” in the Notes to the Consolidated Financial Statements for additional information related to impairment of goodwill.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s distribution network consists of approximately 237 warehouses in 52 countries with more than 6.5 million square feet. There are 14 regional distribution centers (100,000 — 575,000 square feet), 34 local distribution centers (35,000 — 100,000 square feet) and 189 service centers. Additionally, the Company has approximately 68 sales offices throughout the world. All but 3 of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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

Civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, and based on information currently available, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

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

During the fourth quarter of 2008, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 27, 2009, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 50	President and Chief Executive Officer of the Company since July 2008; Executive Vice-President — Chief Operating Officer of the Company from September 2007 to July 2008; Executive Vice-President — Enterprise Cabling and Security Systems of Anixter from January 2004 to September 2007; Senior Vice-President — Physical Security and Integrated Supply Solutions of Anixter from 2003 to 2004; Senior Vice-President — Integrated Supply Solutions of Anixter from 2002 to 2003.

Dennis J. Letham, 57	Executive Vice-President — Finance and Chief Financial Officer of the Company since September 2007; Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993.

John A. Dul, 47	Vice-President — General Counsel and Secretary of the Company since November 2002; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 57	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 50	Vice-President — Taxes of the Company since May 1993.

Nancy C. Ross-Dronzek, 48	Vice-President — Internal Audit of the Company since December 2007 and of Anixter since July 2007. Director — Corporate Audit at The Boeing Company from 2003 to 2007.

Rodney A. Shoemaker, 51	Vice-President — Treasurer of the Company since July 1999.

Rodney A. Smith, 51	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 11. “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

PERFORMANCE GRAPH

The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in Anixter’s common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on the Company’s Common Stock with that of a broad market index and a peer group index consistent with the prior year. The Company’s Peer Group Index for 2008 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

* $100 invested on 1/2/04 in stock or index-including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2008	2007	2006	2005	2004
	(In millions, except per share amounts)

Selected Income Statement Data:
Net sales	$6,136.6	$5,852.9	$4,938.6	$3,847.4	$3,275.2
Operating incomes[a]	391.9	439.1	337.1	189.4	138.0
Interest expense and other, net[b]	(73.8)	(41.6)	(34.1)	(30.8)	(16.7)
Extinguishment of debt[c]	—	—	—	(1.2)	(0.7)
Income before extraordinary gain[a,b,c,e]	195.7	253.5	209.3	90.0	73.6
Extraordinary gain, net[d]	—	—	—	—	4.1
Net income[a,b,c,d,e]	$195.7	$253.5	$209.3	$90.0	$77.7
Basic income per share:
Income before extraordinary gain	$5.52	$6.79	$5.36	$2.37	$2.00
Net income	$5.52	$6.79	$5.36	$2.37	$2.11
Diluted income per share:
Income before extraordinary gain	$5.07	$6.00	$4.86	$2.22	$1.90
Net income	$5.07	$6.00	$4.86	$2.22	$2.01
Dividends declared per common share[f]	$—	$—	$—	$4.00	$1.50
Selected Balance Sheet Data:
Total assets[b,g]	$3,091.7	$3,016.2	$2,566.2	$2,012.1	$1,706.6
Total short-term debt[h]	$249.5	$84.1	$212.3	$1.0	$0.1
Total long-term debt[b,h]	$917.5	$937.2	$597.0	$625.1	$412.4
Stockholders’ equity[f,g]	$1,035.8	$1,047.8	$962.0	$706.4	$763.0
Book value per diluted share	$26.81	$24.82	$22.33	$17.30	$19.75
Weighted-average diluted shares	38.6	42.2	43.1	40.8	38.6
Year-end outstanding shares	35.3	36.3	39.5	38.4	37.4
Other Financial Data:
Working capital[b]	$1,350.9	$1,439.0	$1,097.8	$932.6	$815.3
Capital expenditures	$32.7	$36.1	$24.8	$15.0	$14.5
Depreciation and amortization of intangibles	$34.6	$30.8	$24.0	$21.6	$19.1

In August, September and October of 2008, the Company acquired QSN, QSM, Sofrasar, Camille Gergen and World Class for $74.6 million, $4.2 million, $20.7 million, $19.4 million and $61.4 million, respectively, inclusive of legal and advisory fees. In May of 2007, April of 2007, October of 2006, May of 2006, July of 2005, and June of 2004, the Company acquired Eurofast, TSS, MFU, IMS, Infast, and Distribution Dynamics Inc. for $26.9 million, $8.3 million, $61.2 million, $28.8 million, $71.8 million and $32.9 million, respectively, inclusive of legal and advisory fees. As a result of the acquisitions described above, sales in the year of acquisition were favorably affected in 2008, 2007, 2006, 2005 and 2004 by $87.7 million, $125.5 million, $182.0 million, $163.8 million and $142.7 million, respectively, as compared to the prior year. Operating income was favorably affected in 2008, 2007, 2006, 2005 and 2004 by $3.1 million, $12.1 million, $5.1 million, $2.3 million and $3.4 million, respectively, as compared to the prior year. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Notes:

(a)	For the year ended January 2, 2009, operating income includes $4.2 million of expense ($0.07 per diluted share) related to the retirement of our former Chief Executive Officer, $24.1 million ($0.38 per diluted share) related to receivable losses from customer bankruptcies, $2.0 million ($0.04 per diluted share) related to the inventory lower of cost or market adjustments resulting from sharply lower copper prices, and $8.1 million ($0.14 per diluted share) primarily related to personnel severance costs related to staffing reductions and exit costs associated with leased facilities that the Company incurred to re-align its business in connection with current market conditions. For the year ended December 29, 2006, operating income includes a favorable sales tax-

related settlement in Australia which reduced operating expenses by $2.2 million ($0.04 per diluted share). For the year ended December 31, 2004, operating income includes net favorable adjustments to cost of sales of $10.2 million ($0.16 per diluted share) arising primarily from a revised agreement with a third party that eliminated the Company’s potential liability under an old contract, an impairment charge of $1.8 million ($0.03 per diluted share) to write down to fair value the value assigned to a trade name and unfavorable expenses of $5.2 million ($0.09 per diluted share) related to the relocation of the Company’s largest distribution facility, severance costs associated with staffing reductions in Europe and acquisition-related charges.

(b)	In 2006, the Company recorded interest income of $6.9 million ($0.10 per diluted share) as a result of tax settlements in the U.S. and Canada. In the fourth quarter of 2000, the Company incurred an $8.8 million charge ($0.12 per diluted share) relating to the discount on the initial non-recourse sale of accounts receivable to Anixter Receivables Corporation (“ARC”), an unconsolidated wholly owned special purpose corporation in connection with an accounts receivable securitization program. The Company expected to substantially recover this amount upon termination of the program. In the intervening years, due to a decline in the amount of accounts receivable in the program, $2.4 million of the initial discount costs had been recouped. Due to the accounting consolidation of ARC at the end of the third quarter of 2004, the Company recovered the remaining $6.4 million ($0.10 per diluted share) of discount costs during the fourth quarter of 2004. As a result of the consolidation of ARC, working capital, total assets and debt increased in 2004 by approximately $222.2 million, $168.3 million and $161.8 million, respectively.

(c)	On June 28, 2005, the Company retired all of its remaining convertible notes due 2020 for $69.9 million and recorded a charge of $1.2 million ($0.02 per diluted share) related to the write-off of deferred financing costs. In 2004, the Company recorded a charge of $0.7 million ($0.01 per diluted share) related to the write-off of deferred financing costs associated with the early termination and refinancing of the Company’s $275.0 million revolving credit facility.

(d)	An extraordinary gain of $4.1 million ($0.11 per diluted share) was recorded in 2004 associated with the receipt of $4.7 million of cash for a 1983 matter related to Itel Corporation, the predecessor of the Company.

(e)	For the year ended January 2, 2009, net income includes a pre-tax loss of $18.0 million, $13.1 million, net of tax ($0.34 per diluted share) related to foreign exchange losses due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, highly volatile conditions in the foreign exchange markets. For the year ended January 2, 2009, net income also includes a pre-tax loss of $6.5 million, $4.0 million, net of tax ($0.10 per diluted share) related to the decline in the cash surrender value inherent in a series of Company owned life insurance policies associated with the Company sponsored deferred compensation program and $1.6 million ($0.04 per diluted share) of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards in the first quarter of 2008. For the year ended December 28, 2007, the Company recorded $11.8 million ($0.28 per diluted share) of net income primarily related to foreign tax benefits as well as a tax settlement in the U.S. For the year ended December 29, 2006, the Company recorded $27.0 million ($0.63 per diluted share) of net income primarily related to tax settlements in the U.S. and Canada and the initial establishment of deferred taxes associated with its foreign operations. For the year ended December 30, 2005, net income includes a reduction in tax expense of $1.4 million ($0.03 per diluted share) related to a favorable income tax ruling in Europe and an additional tax provision of $7.7 million ($0.19 per diluted share) related to the repatriation of accumulated foreign earnings.

(f)	Stockholders’ equity reflects treasury stock purchases of $104.6 million and $244.8 million for the year ended January 2, 2009 and December 28, 2007, respectively, all of which have been retired. The Company did not purchase any treasury shares in 2006, 2005 or 2004. As of December 30, 2005 and December 31, 2004, stockholders’ equity reflects the 2005 and 2004 special dividends declared of $4.00 and $1.50 per common share, respectively, as a return of excess capital to shareholders. Dividends declared in 2005 and 2004 were approximately $156.1 million and $55.8 million, respectively.

(g)	On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 30, 2006 opening balance of retained earnings. In 2006, upon the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (“SFAS No. 158”)

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

(h)	At January 2, 2009, December 28, 2007 and December 29, 2006, short-term debt primarily consists of the accounts receivable securitization facility. During the first quarter of 2007, the Company issued $300 million of convertible senior notes due 2013. During the first quarter of 2005, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million of 5.95% Senior Notes due 2015, which are fully and unconditionally guaranteed by the Company. For more information on short-term and long-term debt, see Note 4. “Debt” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 36 to 70 of this Report.

This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). The Company believes this information is useful to investors in order to provide a better understanding of the organic growth trends of the Company on a comparable basis. Management does not use these non-GAAP financial measures for any purpose other than the reason stated above.

Acquisition of Businesses

In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. The Company paid approximately $180.3 million in cash and assumed approximately $18.7 million in debt for the five companies.

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

As a result of the acquisitions described above, sales were favorably affected in 2008 and 2007 by $87.7 million and $125.5 million, respectively, as compared to the prior year. Operating income was favorably affected in 2008 and 2007 by $3.1 million and $12.1 million, respectively, as compared to the prior year.

All of the acquisitions described herein were funded by cash generated from operations, additional borrowings or a combination thereof. These acquisitions were accounted for as purchases and their respective results of operations are included in the consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the Company’s operating results would not have been significantly different. Intangible amortization expense is expected to be approximately $10.6 million per year for the next five years.

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

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. In periods when sales are decreasing, the Company will have improved cash flows due to reduced working capital requirements. During such periods, the Company will use the expanded cash flow to reduce the amount of leverage in its capital structure until such time as sales growth resumes.

Liquidity is an area of intense focus throughout the investment community and the Company believes it has a strong liquidity position. During 2008, the Company generated $125.0 million of cash flow from operations which along with net borrowings of $196.3 million was used to fund capital expenditures of $32.7 million, acquisitions of $180.3 million and share repurchases of $104.6 million. At the end of the year the Company’s debt-to-total capital ratio was 53.0%, above our target range of 45% to 50%. Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. At the end of fiscal 2008, the Company had $248.2 million of available borrowing capacity under its existing bank agreements.

While the Company’s ongoing strategy remains consistent and focused on the long term, the evolving macro environment necessitated a shift in management’s immediate focus in the fourth quarter. The Company moved from concentrating primarily on sales and earnings growth to focusing on cost and working capital management. This shift in emphasis recognizes that with appropriate working capital management adjustments to address the slower economic environment, the Company’s business can be a strong generator of cash.

With an expectation that global recession conditions will persist for some portion or all of 2009, the Company anticipates that 2009 sales will be less than those reported for 2008. As a result, the improved cash flow that will be derived from a combination of earnings and lower working capital requirements will be used to reduce borrowings and provide improved liquidity. The Company believes that earnings, additional cash flow generated as a result of lower working capital requirements due to expected lower near-term sales growth as a result of the global recession, and approximately $248 million in available, committed, unused credit lines will be sufficient to fund operations, as well as the potential put of its 3.25% zero coupon convertible Notes due 2033 in July 2009 for $170.3 million or an inability to renew its accounts receivable securitization facility in September 2009. At the end of 2008, the Company had $195 million of borrowings under this facility. The Company does not anticipate that it will pursue acquisitions or any significant return of capital to shareholders until such time as the current economic conditions show clear signs of improvement and the capital markets return to a more normalized state of operation.

Cash Flow

Year ended January 2, 2009: Net cash provided by operating activities was $125.0 million in 2008 compared to $138.2 million in 2007. The decrease in cash provided by operating activities was primarily due to lower net income offset by less incremental working capital requirements in 2008 than 2007 due to a lower level of organic sales growth.

Consolidated net cash used in investing activities increased to $212.7 million in 2008 from $73.9 million in 2007. The Company spent $180.3 million (net of cash acquired) in 2008 to acquire QSN, QSM, Sofrasar, Gergen and World Class. During 2007, the Company made additional payments of $3.3 million related to the businesses acquired in 2006 and spent $35.2 million (net of cash acquired) to purchase TSS and Eurofast. Capital expenditures decreased $3.4 million to $32.7 million during 2008 from $36.1 million in 2007. Capital expenditures are expected to be approximately $30.0 million in 2009 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, invests in system upgrades and new software to support its infrastructure and warehouse equipment to meet expanding growth of the business.

Net cash provided by financing activities was $110.8 million in 2008 compared to net cash used of $73.0 million in 2007. In 2008, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility by $196.3 million compared to a decrease of $112.8 million in 2007. The Company repurchased approximately 1.7 million of its outstanding common shares during 2008 at a total cost of $104.6 million. Cash from the excess income tax benefit associated with employee stock plans was $10.2 million in 2008 compared to $16.3 million in 2007. Proceeds from the issuance of common stock relating to the exercise of stock options were $10.1 million in 2008 compared to $11.7 million in 2007. In 2008, the Company incurred $0.5 million of issuance costs in connection with amending its accounts receivable securitization facility. In 2007, the Company issued $300 million of 1% Convertible Senior Notes due 2013 (“Notes due 2013”) and amended its accounts receivable securitization and revolving credit facilities. Issuance costs related to the Notes due 2013 and amendments to the accounts receivable securitization and revolving credit facilities totaled $8.5 million in 2007. The net proceeds of $292.5 million from the 2007 issuance of the Notes due 2013 were primarily used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. During the fourth quarter of 2007, the Company purchased additional shares of its common stock at a total cost of $82.1 million ($3.0 million of which was accrued at year end 2007).

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

Consolidated net cash used in investing activities decreased to $73.9 million in 2007 from $115.3 million in 2006. The Company spent $90.5 million (net of cash acquired) in 2006 to acquire MFU, IMS and a small business in Eastern Europe. During 2007, the Company made additional payments of $3.3 million related to the businesses acquired in 2006 and spent $35.2 million (net of cash acquired) to purchase TSS and Eurofast. Capital expenditures increased $11.1 million to $36.1 million during 2007 from $25.0 million in 2006 as the Company continued to invest in the consolidation of certain acquired facilities in North America and Europe, invested in system upgrades and new software to support its infrastructure and warehouse equipment to meet expanding growth of the business.

Net cash used in financing activities was $73.0 million in 2007 compared to net cash provided by financing activities of $184.4 million in 2006. In 2007, the Company issued the Notes due 2013 and amended its accounts receivable securitization and revolving credit facilities. Issuance costs related to the Notes due 2013 and amendments to the accounts receivable securitization and revolving credit facilities totaled $8.5 million in 2007. The net proceeds of $292.5 million from the issuance of the $300.0 million Notes due 2013 were used to purchase shares of the Company’s common stock ($110.4 million) and fund the net cost of the purchased call option and sold warrant transactions ($36.8 million) which were entered into concurrently with the issuance of the Notes due 2013. Prior to the note offering described above, the Company purchased shares of its common stock at a total cost of $52.3 million. During the fourth quarter of 2007, the Company purchased additional shares of its common stock at a total cost of $82.1 million ($3.0 million of which was accrued at year end 2007). In 2007, the Company decreased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility, by $112.8 million compared to an increase of $157.2 million in 2006. Proceeds from the issuance of common stock relating to the exercise of stock options were $11.7 million in 2007 compared to $16.1 million in 2006. The 2007 and 2006 cash provided by financing activities include $16.3 million and $12.0 million, respectively, of cash from the income tax benefit associated with employee stock plans.

Financings

Convertible Notes

The Company’s $300.0 million Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represented a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on the date of issue. The Notes due 2013 are convertible, under certain circumstances (as described in the Notes to the Consolidated Financial Statements), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of 2008, the Notes due 2013 are not currently convertible. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013.

The Company’s 3.25% zero coupon Convertible Notes due 2033 (“Notes due 2033”) have an aggregate principal amount at maturity of $369.1 million. The principal amount at maturity of each note due 2033 is $1,000. Based on the Company’s stock price at the end of 2008, the Notes due 2033 are not currently convertible. However, at the end of 2007, the Notes due 2033 were convertible based on the Company’s stock price. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on or after July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

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

The Notes due 2013 and the Notes due 2033 are structurally subordinated to the indebtedness of Anixter Inc. Although the Notes due 2033 were convertible at the end of 2007 and holders may require the Company to purchase their Notes due 2033 on July 7, 2009 for $170.3 million, they were classified as long-term at January 2, 2009 and December 28, 2007 as the Company had the intent and ability to refinance the accreted value under existing long-term financing agreements. The book value of the Notes due 2033 was $167.5 million and $162.2 million at January 2, 2009 and December 28, 2007, respectively.

For further information regarding the convertible notes, see Note 2. “Income Per Share” and Note 4. “Debt” in the notes to the consolidated financial statements.

Revolving Lines of Credit

At the end of fiscal 2008, the Company had approximately $248 million in available, committed, unused credit lines with financial institutions that have investment-grade or above credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $250.0 million and $275.0 million at January 2, 2009 and December 28, 2007, respectively.

At January 2, 2009, the Company’s primary liquidity source is the $450 million (or the equivalent in Euro), 5-year revolving credit agreement at Anixter Inc. maturing in April of 2012. At January 2, 2009, long-term borrowings under this facility were $218.2 million as compared to $242.9 million of outstanding long-term borrowings at December 28, 2007. The pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points. The pricing for the additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. Facility fees totaled $0.7 million in both 2008 and 2007 and $0.8 million in 2006 and were included in interest expense in the consolidated results of operations.

The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of January 2, 2009, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. See Exhibit 10.24 to this Annual Report on Form 10-K for definitions of the covenant ratios.

Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility, maturing in April of 2012, is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are currently 15.0 basis points. At January 2, 2009 and December 28, 2007,

$16.4 million and $20.4 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at January 2, 2009 and December 28, 2007, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $15.4 million and $11.7 million, respectively.

Notes Due 2015

Anixter Inc. has $200.0 million of Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of January 2, 2009 and December 28, 2007, the Company’s short-term debt outstanding was $249.5 million and $84.1 million, respectively. Short-term debt consists primarily of the funding related to the accounts receivable securitization facility, as the program is set to expire in September 2009.

Anixter’s accounts receivable securitization program was renewed in September 2008. The renewal increased the size of the facility from $225.0 million to $255.0 million. Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $255.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during 2008 and 2007 was approximately $144.3 million and $112.9 million, respectively.

Shelf Registration

On September 22, 2008, the Company and its primary operating subsidiary, Anixter Inc., filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time Anixter Inc. debt securities, guaranteed by the Company. The registration became effective immediately.

Interest Expense

Consolidated interest expense was $48.0 million, $45.2 million and $38.8 million for 2008, 2007, and 2006, respectively. The increase in interest expense is primarily due to a combination of higher debt levels as a result of debt assumed in recent acquisitions, the working capital requirements associated with organic growth, the repurchase of shares completed during 2008 as well as an additional 53rd week in fiscal 2008. Partially offsetting the increase in borrowings have been refinancings, particularly the issuance of $300.0 million of 1% senior convertible notes in the first quarter of 2007, that have lowered the Company’s average cost of borrowings. Interest rates on approximately 68.5% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of 2008. The weighted-average cost of borrowings declined to 4.0% in 2008 from 4.4% and 5.3% in 2007 and 2006, respectively. The Company’s debt-to-total capitalization at January 2, 2009 was 53.0% as compared to 49.4% at December 28, 2007. The impact of interest rate agreements was minimal in 2008, 2007 and 2006.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of January 2, 2009:

	Payments due by period
						Beyond
	2009	2010	2011	2012	2013	2013	Total
	(In millions)

Debt[a]	$249.5	$1.7	$0.3	$411.1	$300.0	$204.4	$1,167.0
Contractual Interest[b]	32.9	27.8	41.9	19.0	12.6	15.3	149.5
Purchase Obligations[c]	401.4	147.2	31.1	1.2	—	—	580.9
Operating Leases	61.8	51.7	42.1	34.1	25.8	84.8	300.3
Deferred Compensation Liability[d]	1.2	2.9	3.9	2.5	2.2	27.0	39.7
Pension Plans[e]	11.1	—	—	—	—	—	11.1

Total Obligations	$757.9	$231.3	$119.3	$467.9	$340.6	$331.5	$2,248.5

Notes:

a	Included in debt are capital lease obligations of $0.7 million, of which approximately $0.2 million are due in each period from 2009 to 2011. The securitization program is set to expire within one year of January 2, 2009 and the outstanding balance of $195.0 million was classified as short-term. At January 2, 2009, Anixter had $243.6 million of borrowings under its long-term revolving credit facilities maturing in April of 2012. Although the Notes due 2033 were not convertible at the end of 2008, holders of the Notes due 2033 may require the Company to purchase, in cash, all or a portion of their convertible notes in July 2009 at the accreted value. The Company has the intent and ability to refinance the accreted value of the Notes due 2033 with existing long-term financing agreements available at January 2, 2009. The book value of the Notes due 2033 was $167.5 million and will accrete to $186.5 million in April of 2012 when the Company’s long-term revolving credit facilities mature. The $300.0 million Notes due 2013 were not convertible at the end of 2008. The $200.0 million Notes due 2015 are reflected in the column Beyond 2013.

b	Interest payments on debt outstanding at January 2, 2009 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at January 2, 2009.

c	Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

d	A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2009, the deferred compensation liability was $39.7 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. At January 2, 2009, the cash surrender value of these company life insurance policies was $28.4 million.

e	The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At January 2, 2009, the current portion of the Company’s pension liability of $80.8 million was $0.4 million. The Company currently estimates that it will be required to contribute $11.1 million to its foreign and domestic pension plans in 2009. The Company also is expected to make $4.5 million of discretionary contributions to its domestic plans in 2009. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2009.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $106.5 million at January 2, 2009, which are subject to various provisions of each respective country. Approximately $16.2 million of this amount expires between 2009 and 2018, and $90.3 million of the amount has an indefinite life. Of the $106.5 million NOL carryforwards of foreign subsidiaries, $71.8 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 2, 2009 were approximately $34.7 million, which are subject to various provisions of each respective country. Approximately $10.7 million of this amount expires between 2009 and 2018 and $24.0 million of the amount has an indefinite life. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Results of Operations

Executive Overview and Outlook

The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. In addition to competitive factors, future performance could be subject to economic downturns. For further information, see Item 1A. “Risk Factors.”

In 2008, recessionary economic conditions produced decelerating year-on-year growth rates from those of the past few years. The Company nonetheless reported record sales for the year of $6,136.6 million, which was an increase of 4.8% versus the prior year. This growth was aided by acquisitions that added $87.7 million to sales offset by a slightly stronger U.S. dollar throughout the year that decreased sales by $1.1 million. Excluding acquisitions and foreign exchange effects, sales in 2008 were up 3.4% versus the prior year. While the Company experienced solid growth during the first half of 2008, recessionary economic conditions negatively impacted sales growth rates during the second half of the year. Although the sales growth in the third and fourth quarters of 2008 was modest due to a challenging global economic environment, sequential organic sales declined approximately 3% between the third and fourth quarters of 2008 which is consistent with historical and expected sequential organic sales trends between these two periods.

Although fiscal 2008 was challenging due to the recessionary economic conditions, progress was made on the Company’s major initiatives during 2008. Specifically, the Company made progress on the initiatives to grow the Company’s security business, drive organic growth in the OEM supply business, initiate a factory automation network sales effort, add to the supply chain services offering, enlarge the geographic presence of the electrical wire and cable business, expand the Company’s product offering and continue to expand business in the Emerging Markets.

Operating income in 2008 was $391.9 million versus $439.1 million in 2007. Operating margins were 6.4% in 2008 as compared to 7.5% in 2007. While operating earnings through the first nine months showed year-on-year growth and operating margins approximated the record operating margins achieved for all of 2007, an acceleration of the macro economic decline in the fourth quarter resulted in a number of negatives. A significant slowdown in sales activity in the last few months of 2008 produced operating de-leveraging in the fourth quarter that resulted in a decline in operating margins of approximately 90 basis points as compared to the first nine months of the year. Operating income was further impacted by the following pre-tax charges in 2008:

•	The Company recorded a non-cash charge in North America of $4.2 million ($2.6 million, net of tax) related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”) which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.

•	Deteriorating credit markets and economic conditions resulted in two large customer bankruptcies, NetVersant Solutions Inc. and Nortel Networks Inc., which resulted in bad debt losses of $23.4 million ($14.4 million, net of tax) in North America and $0.7 million ($0.5 million, net of tax) in Europe.

•	In response to the substantially lower sales levels during the fourth quarter, the Company undertook a series of actions that resulted in the recognition of $2.7 million of expense ($1.7 million, net of tax) in North America and $5.4 million ($3.7 million, net of tax) in Europe related to severance costs and facility lease write-offs. These actions are expected to reduce future operating costs by approximately $14.7 million annually.

•	During the fourth quarter, the Company also recorded a $2.0 million lower of cost or market inventory adjustment ($1.4 million, net of tax) in Europe with respect to certain wire and cable product lines where the depth of current inventory positions likely exceed market inventory levels such that it is probable that by the time the Company sells through its current inventory of those products it will not be able to realize a profit on those products.

Excluding the items outlined above of $38.4 million, operating income in 2008 was $430.3 million, which represents a slight decrease of 2.0% as compared to 2007, while operating margins were 7.0% versus 7.5% in 2007.

In addition to the after-tax impact of $24.3 million for the above mentioned items, net income for 2008 was also impacted by the following items:

•	In 2008, the Company recorded foreign exchange losses of $18.0 million ($13.1 million after-tax) due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Specifically, during the latter part of 2008 the U.S. dollar reversed its multi-year slide against the world’s major currencies, with as much as, or more than, a 20 percent change in value against individual foreign currencies in the period of one month. While the Company has had historically effective hedging programs to mitigate exchange risk in its foreign operations this extreme volatility presented the Company with unprecedented challenges in managing this risk.

•	The combined effect of valuation declines in both the equity and bond markets resulted in a $6.5 million decline ($4.0 million, net of tax) in the cash surrender value inherent in a series of Company owned life insurance policies associated with the Company sponsored deferred compensation program.

•	Net tax benefits of $1.6 million related to the reversal of valuation allowances associated with certain net operating loss carryforwards in the first quarter of 2008.

As a result of these items and the above outlined items affecting operating income (collectively, the “2008 Unusual Items”), net income in 2008 was $195.7 million, or $5.07 per diluted share, compared to $253.5 million, or $6.00 per diluted share, in the prior year period. Prior year net income included $11.8 million of net income related to foreign tax benefits and finalization of prior year tax returns. Excluding the 2008 Unusual Items, net income would have been $235.5 million as compared to 2007 net income of $241.7 million, exclusive of the identified tax benefits.

Diluted earnings per share for fiscal 2008, inclusive of $1.03 per diluted share related to the 2008 Unusual Items, declined 15.5% to $5.07 per diluted share from $6.00 per diluted share in the prior year, which included a benefit of $0.28 per diluted share related to foreign taxes and finalization of prior year tax returns. Excluding the effect of the 2008 Unusual Items, net income per diluted share would have been $6.10 as compared to the $5.73 per diluted share in 2007, exclusive of the identified tax benefits.

Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares declined by 8.5% during 2008 versus the corresponding prior year period which produced a favorable impact on net income per diluted share of $0.22.

The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, this inflationary effect results in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Over the past three years, the Company has benefited from historically high copper prices on its financial performance. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Market-based copper prices averaged approximately $3.13 per pound during 2008 ($3.59 per pound during the first three quarters of the year and $1.76 during the fourth quarter of the year) compared to $3.23 per pound in 2007. Despite the significant drop in spot market prices for copper in the fourth quarter of 2008, for the full year, copper price fluctuations had a limited impact on product prices. While certain products in certain markets dropped in price to reflect the lower raw material costs, for much of the market, pricing in the final months of the year continued to reflect higher priced copper content in inventory throughout the supply chain. As the supply chain replaces it current high priced inventory with newer inventory that reflects more current lower copper prices, the deflationary effects of this will be seen more dramatically beginning in 2009.

2009 Outlook

As we look to 2009, there are a number of factors that will likely lead to the Company reporting lower sales and earnings than in 2008. In late 2008, the U.S. dollar strengthened considerably against most foreign currencies. With approximately 36 percent of the Company’s 2008 sales denominated in currencies other than the U.S. dollar it is expected that, if exchange rates stay at their comparative 2008 year-end levels, then reported 2009 sales and earnings from our foreign operations will translate to lower amounts than reported in 2008. In addition, in the fourth quarter of 2008, the average spot price of copper dropped by about 50 percent from the average level of the first three quarters of 2008. While this drop in spot prices had little effect on fourth quarter 2008 results, it is assumed that, if the average spot price for copper remains near the 2008 year-end level through 2009, it will have deflationary effects on our reported electrical wire and cable sales, and the earnings associated with those sales, throughout the coming year. Lastly, the consensus economic forecasts are for a decline in global Gross Domestic Product (“GDP”) in 2009 versus 2008, but with considerable variation in opinion on how the year-on-year comparisons will trend by quarter.

The combination of the above factors creates considerable uncertainty about the outlook for the full year of 2009 with the level of uncertainty increasing later in the year because of a lack of visibility on these key factors. Further, significant changes in foreign exchange rates, copper prices and the GDP outlook during 2009 may either negatively or positively affect reported sales and earnings depending on the direction and degree of change in these factors. As of the date of this filing, the near term outlook is somewhat clearer given the comparative stability of foreign exchange rates and copper prices to those seen at year-end. As such, the Company expects that first quarter sales and operating income will show year-on-year declines that are greater than those seen in the fourth quarter 2008 year-on-year comparisons, exclusive of the unusual expense items reported in the fourth quarter of 2008. The greater decline in sales and operating income are anticipated to be largely due to the deflationary effects of the fourth quarter declines in copper prices being reflected in product prices beginning in the first quarter.

2008 versus 2007

Consolidated Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$6,136.6	$5,852.9	4.8%
Gross profit	$1,442.8	$1,413.3	2.1%
Operating expenses	$1,050.9	$974.2	7.9%
Operating income	$391.9	$439.1	(10.7%	)

Net Sales: The Company’s net sales during 2008 increased $283.7 million, or 4.8%, to $6,136.6 million from $5,852.9 million in 2007. A series of recently-completed acquisitions accounted for $87.7 million of the increase while slightly unfavorable effects of foreign exchange rates on a year-to-date basis reduced sales $1.1 million. Excluding the acquisitions and the favorable effects of foreign exchange rates, the Company’s net sales increased $197.1 million, or approximately 3.4%, in 2008 as compared to the prior year. The factors driving the Company’s organic growth were consistent with those the Company has seen during the past couple of years. The Company experienced strong year-on-year sales in the emerging markets, North America OEM supply business and strong growth in the European wire and cable business outside the U.K. The Company also experienced continued success in expanding its presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.

Gross Margins: Gross margins decreased in 2008 to 23.5% from 24.1% in 2007 mainly due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and a sales mix shift.

Operating Expenses: Operating expenses increased $76.7 million, or 7.9%, in 2008 from 2007. The 2008 operating expenses include $36.4 million related to the 2008 Unusual Items and $22.6 million related to a series of recently-completed acquisitions. Changes in foreign exchange rates decreased operating expenses by $3.6 million as compared to the corresponding period in 2007. In addition, the extra 53rd week in 2008 increased operating expenses an estimated $6.5 million as fiscal 2007 was a 52 week fiscal year. Excluding the operating expenses related to the 2008 Unusual Items, acquisitions, the effects of foreign exchange rates and the extra 53rd week in fiscal 2008, operating expenses increased approximately $14.8 million, or 1.5%, primarily due to variable costs associated with the 3.4% organic growth in sales. The low rate of expense growth also reflects the benefit of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets.

Operating Income: Operating margins were 6.4% in 2008 as compared to 7.5% in 2007. Operating income of $391.9 million decreased $47.2 million, or 10.7%, in 2008 as compared to $439.1 million in 2007. Excluding the 2008 Unusual Items of $38.4 million identified previously that relate to operating income, the decline in operating income would have been $8.8 million, representing a decline of 2.0% from the prior year, while operating margins would have been 7.0% as compared to 7.5% in 2007. Recent acquisitions and favorable foreign exchange effects added $3.1 million and $5.2 million, respectively to operating income. Excluding the 2008 Unusual Items, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $17.1 million, or 3.9%, in 2008 as compared to 2007 as the effects of lower gross margins exceeded the benefits of good expense management.

Interest Expense: Consolidated interest expense was $48.0 million in 2008 as compared to $45.2 million in 2007. The weighted-average debt outstanding in 2008 was $1,165.5 million as compared to $1,030.6 million in 2007. The increase is driven by the working capital requirements associated with strong organic growth over the past year, the repurchase of approximately 8.0% of the Company’s outstanding shares during the last year and a series of recently-completed acquisitions. With the interest rates on approximately 68.5% of the Company’s borrowings fixed, average cost of borrowings were 4.0% in 2008 as compared to 4.4% in 2007.

Other, net:

	Years Ended
	January 2,	December 28,
	2009	2007
	(In millions)

Foreign exchange (loss) gain	$(18.0)	$1.9
Cash surrender value of life insurance policies	(6.5)	1.4
Other	(1.3)	0.3

	$(25.8)	$3.6

In 2008, the Company recorded foreign exchange losses of $18.0 million due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Specifically, during the latter part of 2008, the U.S. dollar reversed its multi-year slide against the world’s major currencies, with as much as, or more than, a 20 percent change in value against individual foreign currencies in the period of one month. While the Company has had historically effective hedging programs to mitigate exchange risk in its foreign operations, this extreme volatility presented the Company with unprecedented challenges in managing this risk. Further, the combined effect of declines in both the equity and bond markets resulted in a $6.5 million decline in the cash surrender value inherent in a series of Company owned life insurance policies associated with the Company sponsored deferred compensation program. In 2007, the Company recorded other interest income related to tax settlements in the U.S. and Canada.

Income Taxes: The consolidated tax provision decreased to $122.4 million in 2008 from $144.0 million in 2007, primarily due to a decrease in income before taxes. The effective tax rate for 2008 was 38.5% as compared to 36.2% in 2007. During 2008 and 2007, the Company recorded tax benefits of $1.6 million and $11.5 million, respectively, primarily related to foreign tax benefits as well as a tax settlement in the U.S. Excluding the tax benefits recorded in the years ended January 2, 2009 and December 28, 2007, the Company’s tax rate was 39.0% and 39.1%, respectively. The year-on-year change in the core effective tax rate reflects changes in the country level mix of pre-tax earnings.

Net Income: Including the 2008 Unusual Items, net income in 2008 was $195.7 million, or $5.07 per diluted share, compared to $253.5 million, or $6.00 per diluted share, in the prior year period, which included $11.8 million of net income related to foreign tax benefits and finalization of prior year tax returns. Excluding the 2008 Unusual Items, net income would have been $235.5 million as compared to 2007 net income of $241.7 million, exclusive of the identified tax benefits. Diluted earnings per share for fiscal 2008, inclusive of $1.03 per diluted share related to the 2008 Unusual Items, declined 15.5% to $5.07 per diluted share from $6.00 per diluted share in the prior year, which included a benefit of $0.28 per diluted share related to foreign taxes and finalization of prior year tax returns. Excluding the effect of the 2008 Unusual Items, net income per diluted share would have been $6.10, or 6.5% higher, as compared to the $5.73 per diluted share in 2007, exclusive of the identified tax benefits.

North America Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$4,280.1	$4,106.3	4.2%
Gross profit	$999.1	$981.7	1.8%
Operating expenses	$684.0	$636.7	7.4%
Operating income	$315.1	$345.0	(8.7%	)

Net Sales: North America net sales in 2008 increased 4.2% to $4,280.1 million from $4,106.3 million in 2007. Excluding the incremental sales of $38.2 million as a result of the acquisition of QSN and World Class and the favorable effects of foreign exchange rate changes of $3.5 million, North America net sales were $4,238.4 million in 2008, which represents an increase of $132.1 million, or approximately 3.2%, over the corresponding period in 2007.

Sales of enterprise cabling and security solutions in North America of $2,250.2 million increased $11.2 million in 2008, or 0.5%, from $2,239.0 million in 2007. The increase was primarily due to strong growth in the security market of 19.0% offset by a decline in larger enterprise cabling projects due to challenging economic conditions. Foreign exchange rates on Canadian enterprise cabling and security solutions sales did not impact sales growth versus the prior year. Including World Class sales of $9.3 million, North America electrical wire and cable sales of $1,505.5 million increased $98.7 million, or 7.0%, in 2008 from $1,406.8 million in 2007. The increase was achieved despite a difficult comparison to very strong sales in the year ago period, as project activity, particularly in the energy and natural resources vertical end markets, remained strong. Favorable foreign exchange rates on Canadian electrical wire and cable sales accounted for $3.9 million of the sales growth in 2008. Excluding the effects of foreign exchange rates and the acquisition of World Class, electrical wire and cable sales were up $85.6 million, or approximately 6.1%, in 2008 as compared to 2007. Including QSN sales of $28.9 million, the OEM supply business sales of $533.3 million increased 16.2%, or $74.2 million, from $459.1 million in 2007. Excluding the QSN sales and $0.2 million of unfavorable effects of foreign exchange rates, sales increased 9.9% in 2008 as compared to the prior year with strong sales growth to aerospace and defense and the addition of new industrial customers offset weakness with certain existing customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.

Gross Margins: Gross margins decreased to 23.3% in 2008 from 23.9% in 2007 mainly due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates, pricing pressure from rising steel and specialty metal prices in the Company’s OEM supply business and pricing pressure on certain products sold in the North American wire and cable market during the first quarter.

Operating Expenses: Including the 2008 Unusual Items that related to North America of $30.3 million, operating expenses increased $47.3 million, or 7.4%, in 2008 as compared to 2007. The acquisitions of World Class and QSN added $10.9 million to operating expenses while foreign exchange rate changes decreased operating expenses by $0.1 million. Excluding the 2008 Unusual Items, the effects of changes in foreign exchange rates and acquisitions, operating expenses were $6.2 million higher than 2007, which represents an increase of 1.0% relative to the 3.2% organic growth in sales.

Operating Income: Operating margins were 7.4% and 8.4% in 2008 and 2007, respectively. Operating income decreased $29.9 million, or 8.7%, in 2008 as compared to the prior year. The acquisitions of World Class and QSN increased operating income $1.1 million while favorable foreign exchange rate changes added $0.4 million to operating income. Excluding the 2008 Unusual Items impacting operating income that related to North America of $30.3 million, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $1.1 million in 2008, or 0.3%, as compared to the prior year primarily due to lower gross margins. Operating margins, excluding the 2008 Unusual Items, decreased to 8.1% from the operating margins of 8.4% reported in 2007, primarily due to the above described pressures on gross margins.

Europe Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$1,309.4	$1,274.4	2.7%
Gross profit	$323.9	$331.0	(2.1%)
Operating expenses	$288.0	$270.4	6.5%
Operating income	$35.9	$60.6	(40.7%)

Net Sales: When compared to the corresponding period in 2007, Europe net sales for 2008 increased 2.7% to $1,309.4 million, including $46.2 million due to recent acquisitions. Unfavorable foreign exchange rate changes caused sales to decline by $6.0 million in 2008 as compared to the prior year. Excluding acquisitions and the effects of foreign exchange rate changes, Europe net sales were $1,269.2 million in 2008, which represents a decrease of $5.2 million, or approximately 0.4%, as compared to 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $253.6 million in 2008 as compared to $210.9 million in 2007, an increase of 20.2%. Exclusive of $4.9 million of unfavorable foreign exchange effects, sales in the European electrical wire and cable market were 22.5% higher than 2007. Further, the Company’s efforts to expand its geographic presence of its wire and cable business outside the United Kingdom resulted in sales increasing $38.8 million, or 51.9%, to $113.5 million in fiscal 2008 as compared sales of $74.7 million in 2007. Excluding the effects of favorable foreign exchange rate changes of $5.9 million primarily related to changes in the Euro, wire and cable sales outside the United Kingdom increased $32.8 million in 2008, or 44.0%, as compared to 2007. Europe OEM supply sales in 2008 of $607.9 million increased $21.5 million, or 3.7%, from $586.5 million in 2007. Exclusive of $14.8 million of unfavorable foreign exchange effects primarily related to changes in the British Pound and the sales of $46.2 million from recent acquisitions, sales in the European OEM supply business were 1.7% lower in 2008 as compared to 2007. The enterprise cabling and security solutions sales growth in Europe continues to be affected by challenging economic conditions. Enterprise cabling and security solutions sales in Europe decreased by 6.1% to $447.9 million in 2008, as compared to sales of $477.1 million in 2007. Exclusive of $13.7 million of favorable foreign exchange effects primarily related to changes in the Euro, sales in the Europe enterprise cabling and security solutions market were 9.0% lower in 2008 as compared to 2007.

Gross Margins: Gross margins decreased to 24.7% in 2008 from 26.0% in 2007. The decline in gross margins is primarily due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and lower gross margins in the OEM supply business versus the prior year due to pricing pressure from rising steel and specialty metal prices.

Operating Expenses: Including the 2008 Unusual Items that related to Europe of $6.1 million, operating expenses increased $17.6 million, or 6.5% in 2008 as compared to 2007. Recent acquisitions increased operating expenses by $10.6 million, while foreign exchange rate changes decreased operating expenses by $3.8 million. Excluding the 2008 Unusual Items, the effects of changes in foreign exchange rates and acquisitions, operating expenses were $4.7 million higher than 2007, which represents an increase of 1.7% relative to the 0.4% organic decline in sales.

Operating Income: Operating margins were 2.7% in 2008 as compared to 4.8% in 2007. Lower operating margins on declining sales generated a decrease in operating income of $24.7 million, or 40.7%, in 2008 as compared to 2007. Recent acquisitions and favorable foreign exchange rates added $1.7 million and $4.8 million, respectively, to operating income. Excluding the 2008 Unusual Items impacting operating income that related to Europe of $8.1 million, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $23.1 million in 2008, or 38.1%, as compared to the prior year. Operating margins, excluding the 2008 Unusual Items, decreased to 3.4% from the operating margins of 4.8% reported in 2007, due to a combination of the above described pressures on gross margins and increases in operating expenses. The decline in European operating profit is due to a very challenging economic environment particularly in the U.K.

Emerging Markets Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$547.1	$472.2	15.9%
Gross profit	$119.8	$100.6	19.2%
Operating expenses	$78.9	$67.1	17.6%
Operating income	$40.9	$33.5	22.3%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2008 increased 15.9% to $547.1 million from $472.2 million in 2007. Excluding the incremental sales of $3.3 million related to the acquisition of QSM and $1.4 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 14.9%. Asia Pacific sales of $161.9 million increased 6.3% in 2008 from $152.2 million in 2007. Exclusive of the $5.4 million favorable impact from foreign exchange rate changes, Asia Pacific sales increased $4.3 million as growth in day-to-day business was offset by lower project volume. Inclusive of the $3.3 million of sales related to the acquisition of QSM and $4.0 million related to the unfavorable impact from changes in foreign exchange rates, Latin America sales of $385.2 million increased $65.2 million, or 20.4%, in 2008 compared to 2007. Excluding the acquisition and foreign exchange rate impact, Latin America sales increased $65.9 million, or 20.6%, in 2008 compared to the prior year. The Company continues to experience overall economic growth in most countries which, combined with increased market penetration and expanding product lines, drove good year-over-year growth.

Gross Margins: During 2008, Emerging Markets gross margins increased to 21.9% from 21.3% in the corresponding period in 2007, primarily due to a favorable product mix.

Operating Expenses: Operating expenses increased $11.8 million in 2008, or 17.6% compared to the prior year. QSM added $1.0 million to operating expenses while favorable foreign exchange rate changes increased operating expenses by $0.3 million in 2008 as compared to the prior year. Excluding the acquisition and foreign exchange rate impact, operating expenses increased $10.5 million, or 15.6%, as the company continues to invest in initiatives to increase market penetration and expand product lines.

Operating Income: Emerging Markets operating income increased $7.4 million, or 22.3%, in 2008 compared to 2007. Primarily as a result of the sales growth and higher gross margins, operating margins increased to 7.5% from 7.1% in 2007. The acquisition of QSM increased operating income $0.4 million while foreign exchange rate changes had minimal impact on operating income.

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

Operating Expenses: Operating expenses increased $112.0 million, or 13.0%, in 2007 from 2006. A series of recently-completed acquisitions have increased operating expenses by $32.1 million, while changes in foreign exchange rates increased operating expenses by $24.4 million. Excluding the acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $55.5 million, or 6.4%, primarily due to variable costs associated with the 13.2% organic growth in sales. Included in the 2007 operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.

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

Net Income: As a result of the above, net income for 2007 was $253.5 million compared with $209.3 million in 2006.

North America Results of Operations

	Years Ended
	December 28,	December 29,	Percent
	2007	2006	Change
	(In millions)

Net sales	$4,106.3	$3,611.7	13.7%
Gross profit	$981.7	$873.2	12.4%
Operating expenses	$636.7	$596.7	6.7%
Operating income	$345.0	$276.5	24.8%

Net Sales: When compared to 2006, North America net sales in 2007 increased 13.7% to $4,106.3 million from $3,611.7 million in 2006. Excluding the IMS sales for the first five months of 2007 (IMS was acquired in May of 2006) of $20.1 million and the favorable effects of foreign exchange rate changes of $36.0 million, North America net sales were $4,050.2 million in the year ended December 28, 2007, which represents an increase of $438.5 million, or approximately 12.1%, over 2006.

Sales of enterprise cabling and security solutions in North America of $2,239.0 million increased $250.9 million in 2007, or 12.6%, from $1,988.1 million in 2006. The increase represents improved demand from both new and existing customers, continued strong growth in the security market, an expanded supply chain services offering and product line expansion. Favorable foreign exchange rates on Canadian sales accounted for $11.7 million of the sales growth versus the prior year. North America electrical and electronic wire and cable sales of $1,406.8 million increased $194.5 million, or 16.0%, in 2007 from $1,212.3 million in 2006. The increase is due to a combination of increased demand, especially with larger projects from both new and existing customers, and the acquisition of IMS (which added approximately $20.1 million to sales). Foreign exchange rates on Canadian sales accounted for $23.3 million of the year-on-year sales growth. Excluding the acquisition of IMS and foreign exchange, electrical and electronic wire and cable sales of $1,363.4 million were up $151.1 million, or approximately 12.5%, in 2007 from $1,212.3 million in 2006. In the OEM supply business, sales increased 10.7%, or $44.4 million, with strong sales growth to aerospace and defense customers.

Gross Margins: Gross margins decreased to 23.9% in 2007 from 24.2% in 2006 due to a higher mix of large projects and a decline in the inventory gains realized from the fluctuations of copper prices.

Operating Expenses: Operating expenses increased $40.0 million, or 6.7%, in 2007 from 2006. The acquisition of IMS increased operating expenses by $3.9 million, while foreign exchange rate changes increased operating expenses by $4.9 million. Excluding IMS and the effects from changes in foreign exchange rates, operating expenses increased approximately $31.2 million, or 5.2%, primarily due to variable costs associated with the 12.1% organic growth in sales.

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

Net Sales: When compared to 2006, Europe net sales for 2007 increased 30.0% to $1,274.4 million, including $105.4 million due to recent acquisitions and $92.5 million due to favorable foreign exchange rate changes. Excluding acquisitions and the favorable effects of foreign exchange rate changes, Europe net sales were $1,076.5 million in 2007, which represents an increase of $96.1 million, or approximately 9.8%, over 2006. This organic growth reflects solid sales growth in the OEM supply business, large project growth, especially in the electrical wire and cable market, an expanding base of global account projects, continued progress in expanding the geographical scope of the electrical wire and cable business and strong growth in the Middle East. More specifically, the Company’s efforts to expand its presence in the electrical wire & cable market in Europe resulted in sales of $211.9 million in 2007 as compared to $154.2 million in the prior year. Exclusive of $16.2 million of favorable foreign exchange effects, sales in the European electrical wire & cable market were 26.9% higher than 2006.

Gross Margins: Gross margins increased to 26.0% in 2007 from 25.7% in 2006. The increase is due to the rapid growth associated with higher margin OEM supply sales, both organic and acquired, and better sourcing with suppliers that has improved gross margins.

Operating Expenses: Operating expenses increased $55.9 million, or 26.0%, in 2007 from 2006. Recent acquisitions increased operating expenses by $28.2 million, while foreign exchange rate changes increased operating expenses by $18.1 million. Excluding acquisitions and the effects from changes in foreign exchange rates, operating expenses increased approximately $9.6 million, or 4.4%, primarily due to variable costs associated with the 9.8% organic growth in sales. Included in the operating expenses are $3.5 million of expenses incurred in Europe in conjunction with the consolidation of certain facilities and reductions in staff.

Operating Income: As a result of the sales growth of 30.0% and better leveraging of the expense structure, operating margins were 4.8% in 2007 as compared to 3.8% in 2006. This improvement in operating margins reflects the operating leverage the Company gained as a result of organic sales growth and acquisitions. Improved operating margins on higher sales generated an increase in operating income of $23.5 million, or 63.6%, in 2007 as compared to 2006. The recent acquisitions accounted for $10.1 million of the increase while favorable foreign exchange rate changes added $4.3 million to operating income. Excluding acquisitions and the favorable effects of foreign exchange rates, operating income increased $9.1 million, or 24.6%, in 2007 as compared to 2006. Operating income in 2007 was, however, negatively impacted by the $3.5 million of expenses incurred in conjunction with the consolidation of certain facilities and reductions in staff, which had a favorable effect on earnings through lower operating expenses.

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

Operating Expenses: Operating expenses increased $16.1 million (inclusive of $1.4 million due to changes in foreign exchange rates) in 2007, or 31.6% compared to 2006. Results in 2006 were affected by a favorable sales tax-related settlement in Australia, which reduced operating expenses by $2.2 million. Excluding the sales tax-related settlement, operating expenses in 2007 increased $13.9 million, or 26.1%, from 2006.

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

Critical Accounting Policies and Estimates

The Company believes that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, the Company’s estimates in these critical areas have not differed materially from actual results.

Allowance for Doubtful Accounts: At January 2, 2009 and December 28, 2007, the Company reported net accounts receivable of $1,051.7 million and $1,215.9 million, respectively. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

•	Customers that are no longer paying their balances are reserved based on the historical write-off percentages;
•	Risk accounts are individually reviewed and the reserve is based on the probability of potential default. The Company continually monitors payment patterns of customers, investigates past due accounts to assess the likelihood of collection and monitors industry and economic trends to estimate required allowances; and
•	The outstanding balance for customers who have declared bankruptcy is reserved at the estimated net realizable value.

If circumstances related to the above factors change, the Company’s estimates of the recoverability of amounts due to the Company could be reduced/increased by a material amount.

Inventory Obsolescence: At January 2, 2009 and December 28, 2007, the Company reported inventory of $1,153.3 million and $1,065.0 million, respectively. Each quarter the Company reviews the excess inventory and makes an assessment of the realizable value. There are many factors that management considers in determining whether or not or the amount by which a reserve should be established. These factors include the following:

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

Pension Expense: SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”) and the policies used by the Company generally reduce the recognition of actuarial gains and losses in the net benefit cost, as any significant actuarial gains/losses are amortized over the remaining service lives of the plan participants. These actuarial gains and losses are mainly attributable to the return on plan assets that differ from that assumed, changes in the obligation different from that assumed due to changes in the discount rate, plan demographic changes and other assumptions.

A significant element in determining the Company’s net periodic benefit cost in accordance with SFAS No. 87 is the expected return on plan assets. In 2008, the Company assumed that the weighted-average expected long-term rate of return on plan assets would be 7.66%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2008. As a result of the combined effect of valuation declines in both the equity and bond markets, the plan assets produced an actual loss of approximately 17% in 2008 as compared to an actual return of 6% in 2007. As a result, the fair value of plan assets declined to $229.9 million at the end of fiscal 2008 from $306.7 million at the end of fiscal 2007. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to Other Comprehensive Income.

The measurement date for all plans of the Company is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2008 and 2007, the Company reviewed rates of return on relevant market indices, specifically, the Citigroup pension liability index. These rates are adjusted to match the duration of the liabilities associated with the pension plans. At January 2, 2009 and December 28, 2007, the Company determined the consolidated weighted average rate of all plans to be 6.12% and 6.03%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. As a result of the change in the discount rate as well as changes in foreign exchange rates, the projected benefit obligation declined to $310.7 million at the end of fiscal 2008 from $346.6 million at the end of fiscal 2007. As a result of the change in asset values and the projected benefit obligation, the Company’s consolidated net pension liability was $80.8 million at the end of 2008, up from $39.9 million at the end of 2007.

Based on the consolidated weighted average discount rate at the beginning of 2008 and 2007 (6.03% and 5.55%, respectively), the Company recognized a consolidated pre-tax net periodic cost of $10.5 million in 2008, down slightly from $10.6 million in 2007. The Company estimates its 2009 net periodic cost to increase by approximately 60% due to the large difference between the 2008 expected return and the 2008 actual return on plan assets which will result in additional amortization of actuarial gains and losses in 2009.

Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2009 pension expense of approximately $2.5 million and an increase in the projected benefit obligations at January 2, 2009 of $27.2 million.

Goodwill and Indefinite-Lived Intangible Assets: On an annual basis and in accordance with SFAS No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company’s goodwill impairment analysis is performed annually at the beginning of the third quarter. However, as a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company’s stock price as compared to the Company’s book value per share as well as the significant disruptions in the global credit markets, the Company performed an interim impairment test as of fiscal year end 2008. The Company’s annual and interim impairment tests did not result in an impairment charge for goodwill.

However, if market conditions deteriorate further from current conditions during 2009, in particular, if the Company’s share price is below or approximates its book value per share, or if other conditions cause a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at a period other than its annual impairment test. Subsequent reviews of goodwill could result in a non-cash impairment charge related to goodwill during 2009. As of January 2, 2009, the Company does not have any material indefinite-lived intangible assets subject to the provisions of SFAS No. 142.

Our intangible assets include definite-lived intangibles which are primarily related to customer relationships. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

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

As of January 2, 2009, the aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $9.0 million. These reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. The Company’s counterparties to its derivative contracts have investment-grade or above credit ratings. The Company expects the credit worthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the credit worthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in income. During periods of volatile changes in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.

The Company’s foreign currency denominated sales were 36% in 2008 and 2007 and 34% in 2006. The Company’s exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar) and Europe (Euro and British Pound). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).

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

As of January 2, 2009 and December 28, 2007, the Company had a significant amount of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at January 2, 2009 and December 28, 2007, was approximately $95.2 million and $131.3 million, respectively. The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At January 2, 2009 and December 28, 2007, the notional amount of the foreign currency forward contracts outstanding was approximately $87.1 million and $87.0 million, respectively. The fair value of these contracts are recorded as an asset of $0.1 million and a liability of $0.2 million at January 2, 2009 and December 28, 2007, respectively.

As of January 2, 2009 and December 28, 2007, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars. At December 28, 2007, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, Euro 25 million and $30 million Canadian dollars. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.

As of January 2, 2009 and December 28, 2007, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 68.5% and 77.5% of debt obligations, respectively, was fixed. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would pay to transfer the interest rate agreements (i.e., exit price), was $4.9 million and $1.0 million at January 2, 2009 and December 28, 2007, respectively. The impact of interest rate agreements to interest expense was minimal in 2008, 2007 and 2006. The Company does not enter into interest rate transactions for speculative purposes.

The Company prepared sensitivity analyses of its derivatives and other financial instruments assuming a 10% adverse change in interest rates and a 10% adverse change in the foreign currency contracts outstanding. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $2.2 million and $2.0 million in 2008 and 2007, respectively, and decreased the value of foreign currency forward contracts by $8.2 million and $8.9 million in 2008 and 2007, respectively. If there were a 10 percent adverse change in the exchange rates, the Company would record a foreign exchange loss of approximately $0.8 million.

The Company’s fixed rate debt primarily consists of the Senior Notes and convertible debt instruments (specifically, the Notes due 2013 and Notes due 2033). The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at January 2, 2009 and December 28, 2007 was $564.7 million and $873.2 million, respectively. The decrease in the fair market value is due to the decrease in the Company’s stock price during 2008.

The Company’s Notes due 2015 bear interest at a fixed rate of 5.95%. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2015 but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2015 would decrease by 4.7% and 4.4% for 2008 and 2007, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 4.7% and 4.6% for 2008 and 2007, respectively. As of January 2, 2009 and December 28, 2007, the fair value of the fixed-rate debt instruments was $168.1 million and $179.3 million, respectively.

The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $396.6 million at January 2, 2009 from $693.9 million at December 28, 2007 due to the decrease in the Company’s stock price during 2008. A hypothetical 10% decrease in the price of the Company’s common stock from the price at January 2, 2009 and December 28, 2007 would have reduced the fair value of its then outstanding convertible debt by $39.7 million and $69.4 million, respectively.

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

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 2, 2009 and December 28, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 2, 2009 and December 28, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2009

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Net sales	$6,136.6	$5,852.9	$4,938.6
Cost of operations:
Cost of goods sold	4,693.8	4,439.6	3,739.3
Operating expenses	1,050.9	974.2	862.2

Total costs and expenses	5,744.7	5,413.8	4,601.5

Operating income	391.9	439.1	337.1
Other (expense) income:
Interest expense	(48.0)	(45.2)	(38.8)
Other, net	(25.8)	3.6	4.7

Income before income taxes	318.1	397.5	303.0
Income tax expense	122.4	144.0	93.7

Net income	$195.7	$253.5	$209.3

Net income per share:
Basic	$5.52	$6.79	$5.36
Diluted	$5.07	$6.00	$4.86

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	January 2,	December 28,
	2009	2007

ASSETS
Current assets:
Cash and cash equivalents	$65.3	$42.2
Accounts receivable (less allowances of $29.4 and $25.6 in 2008 and 2007, respectively)	1,051.7	1,215.9
Inventories	1,153.3	1,065.0
Deferred income taxes	41.3	37.6
Other current assets	32.8	18.2

Total current assets	2,344.4	2,378.9
Property and equipment, at cost	260.3	235.2
Accumulated depreciation	(174.3)	(157.1)

Net property and equipment	86.0	78.1
Goodwill	458.6	403.2
Other assets	202.7	156.0

	$3,091.7	$3,016.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$582.1	$654.8
Short-term debt	249.5	84.1
Accrued expenses	161.9	201.0

Total current liabilities	993.5	939.9
Long-term debt	917.5	937.2
Other liabilities	144.9	91.3

Total liabilities	2,055.9	1,968.4
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 35,322,126 and 36,335,448 shares issued and outstanding in 2008 and 2007, respectively	35.3	36.3
Capital surplus	181.3	145.2
Retained earnings	908.2	815.4
Accumulated other comprehensive (loss) income:
Foreign currency translation	(49.3)	58.1
Unrecognized pension liability	(36.9)	(8.7)
Unrealized (loss) gain on derivatives, net	(2.8)	1.5

Total accumulated other comprehensive (loss) income	(89.0)	50.9

Total stockholders’ equity	1,035.8	1,047.8

	$3,091.7	$3,016.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Operating activities:
Net income	$195.7	$253.5	$209.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24.9	22.9	19.3
Stock-based compensation	18.2	11.9	10.5
Amortization of intangible assets	9.7	7.9	4.7
Accretion of zero coupon convertible notes	5.3	5.2	5.1
Amortization of deferred financing costs	2.2	1.8	0.8
Deferred income taxes	(3.2)	(1.5)	(3.1)
Excess income tax benefit from employee stock plans	(10.2)	(16.3)	(12.0)
Changes in current assets and liabilities:
Accounts receivable	87.8	(151.8)	(200.1)
Inventories	(141.8)	(112.6)	(159.5)
Accounts payable and other current assets and liabilities, net	(68.8)	124.6	72.8
Other, net	5.2	(7.4)	12.2

Net cash provided by (used in) operating activities	125.0	138.2	(40.0)
Investing activities:
Acquisition of businesses, net of cash acquired	(180.3)	(38.5)	(90.5)
Capital expenditures	(32.7)	(36.1)	(25.0)
Other	0.3	0.7	0.2

Net cash used in investing activities	(212.7)	(73.9)	(115.3)
Financing activities:
Proceeds from borrowings	1,119.1	807.6	685.6
Repayment of borrowings	(922.8)	(920.4)	(528.4)
Purchases of common stock for treasury	(104.6)	(241.8)	—
Excess income tax benefit from employee stock plans	10.2	16.3	12.0
Proceeds from issuance of common stock	10.1	11.7	16.1
Payment of cash dividend	(0.7)	(1.1)	(0.8)
Deferred financing costs	(0.5)	(8.5)	(0.1)
Bond proceeds	—	300.0	—
Purchased call option	—	(88.8)	—
Proceeds from sale of warrant	—	52.0	—

Net cash provided by (used in) financing activities	110.8	(73.0)	184.4

Increase (decrease) in cash and cash equivalents	23.1	(8.7)	29.1
Cash and cash equivalents at beginning of year	42.2	50.9	21.8

Cash and cash equivalents at end of year	$65.3	$42.2	$50.9

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income

Balance at December 30, 2005	38.4	$38.4	$79.6	$594.0	$(5.6)
Net income	—	—	—	209.3	—	$209.3
Other comprehensive income:
Foreign currency translation	—	—	—	—	24.9	24.9
Change in fair market value of derivatives, net of tax of $0.7	—	—	—	—	1.6	1.6
Minimum pension liability, net of tax of $2.0	—	—	—	—	4.3	4.3

Comprehensive income						$240.1

Adjustment to initially apply FASB Statement No. 158, net of tax of $10.0 (See Note 7.)	—	—	—	—	(19.0)
Issuance of common stock and related tax benefits	1.1	1.1	33.4	—	—

Balance at December 29, 2006	39.5	$39.5	$113.0	$803.3	$6.2
Adjustment to initially apply FIN 48 (See Note 6.)	—	—	—	(0.9)	—
Net income	—	—	—	253.5	—	$253.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	34.7	34.7
Changes in unrealized pension cost, net of tax of $5.9	—	—	—	—	10.9	10.9
Change in fair market value of derivatives, net of tax of $0.4	—	—	—	—	(0.9)	(0.9)

Comprehensive income						$298.2

Purchase and retirement of treasury stock	(4.3)	(4.3)	—	(240.5)	—
Purchased call option and sold warrant, net of tax of $34.1 (See Note 4.)	—	—	(2.7)	—	—
Issuance of common stock and related tax benefits	1.1	1.1	34.9	—	—

Balance at December 28, 2007	36.3	$36.3	$145.2	$815.4	$50.9
Net income	—	—	—	195.7	—	$195.7
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(107.4)	(107.4)
Changes in unrealized pension cost, net of tax of $19.0	—	—	—	—	(28.2)	(28.2)
Change in fair market value of derivatives, net of tax of $1.7	—	—	—	—	(4.3)	(4.3)

Comprehensive income						$55.8

Purchase and retirement of treasury stock	(1.7)	(1.7)	—	(102.9)	—
Issuance of common stock and related tax benefits	0.7	0.7	36.1	—	—

Balance at January 2, 2009	35.3	$35.3	$181.3	$908.2	$(89.0)

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 53 weeks in 2008 and 52 weeks in both 2007 and 2006. Certain amounts have been reclassified to conform to the current year presentation.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. In 2008, deteriorating credit markets and economic conditions resulted in two large customer bankruptcies which resulted in bad debt losses of $24.1 million. As a result, the provision for doubtful accounts was $37.0 million in 2008 as compared to $11.5 million and $10.7 million in 2007 and 2006, respectively. Write-offs are deducted from the allowance account when the receivables are deemed uncollectible.

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

Property and equipment: At January 2, 2009, net property and equipment consisted of $59.0 million of equipment and computer software and approximately $27.0 million of buildings and leasehold improvements. At December 28, 2007, net property and equipment consisted of $54.9 million of equipment and computer software and approximately $23.2 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $24.9 million, $22.9 million and $19.3 million in 2008, 2007 and 2006, respectively.

Costs for software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At January 2, 2009 and December 28, 2007, capitalized costs, net of

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated amortization, for software developed for internal use was approximately $9.9 million and $4.1 million, respectively, or approximately 12% and 5% of property, plant and equipment, net, respectively.

Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company’s goodwill impairment analysis is performed annually at the beginning of the third quarter. However, as a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company’s stock price as compared to the Company’s book value per share as well as the significant disruptions in the global credit markets, the Company performed an interim impairment test as of fiscal year end 2008. The Company’s annual and interim impairment tests did not result in an impairment charge for goodwill or definite-lived intangible assets in the years presented. The Company currently expects the carrying amount to be fully recoverable.

Intangible assets: Intangible assets primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At January 2, 2009 and December 28, 2007, the Company’s gross carrying amount of intangible assets subject to amortization was $117.1 million and $81.7 million, respectively. Accumulated amortization was $28.3 million and $21.3 million at January 2, 2009 and December 28, 2007, respectively. Intangible amortization expense is expected to be approximately $10.6 million per year for the next five years.

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

As of January 2, 2009 and December 28, 2007, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars. At December 28, 2007, the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million, Euro 25 million and $30 million Canadian dollars. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.

As of January 2, 2009 and December 28, 2007, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 68.5% and 77.5% of debt obligations, respectively, was fixed. The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would pay to transfer the interest rate agreements (i.e., exit price), was $4.9 million and $1.0 million at January 2, 2009 and December 28, 2007, respectively. The impact of interest rate agreements to interest expense was minimal in 2008, 2007 and 2006. The Company does not enter into interest rate transactions for speculative purposes.

Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. When entered into, these financial instruments are designated as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency denominated accounts (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in income offsetting the transaction gain/loss recorded on the foreign currency denominated accounts. The net impact of these foreign currency forward contracts on the income statement was insignificant in 2008, 2007 and 2006. At January 2, 2009 and December 28, 2007, the notional amount of the foreign currency forward contracts outstanding was approximately $87.1 million and $87.0 million, respectively. The fair value of these contracts are recorded as an asset of $0.1 million and a liability of $0.2 million at January 2, 2009 and December 28, 2007, respectively.

Foreign currency translation: The results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ equity, “Foreign currency translation.” Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. The Company recognized $18.0 million in net foreign exchange losses in 2008, $1.9 million in net foreign exchange gains in 2007 and $2.7 million in net foreign exchange losses in 2006.

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

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $12.7 million, $12.2 million and $11.4 million in 2008, 2007 and 2006, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses in the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations, which were $105.3 million, $109.3 million and $99.4 million for the years ended 2008, 2007 and 2006, respectively.

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

Stock-based compensation: In accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs for the plans have been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period representing the requisite service period.

In accordance with SFAS No. 123(R), the Company has classified the tax benefits received associated with employee stock compensation as both an operating and a financing cash flow item in its consolidated statement of cash flows for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006.

Other, net: The following represents the components of other, net as reflected in the Company’s Consolidated Statements of Operations at the end of fiscal 2008, 2007 and 2006:

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Foreign exchange (loss) gain	$(18.0)	$1.9	$(2.7)
Cash surrender value of life insurance policies	(6.5)	1.4	2.8
Other	(1.3)	0.3	4.6

	$(25.8)	$3.6	$4.7

Recently issued accounting pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The recognition and disclosure provisions of FIN 48 were effective for the Company on December 30, 2006 (the beginning of fiscal 2007 for the Company). Accordingly, the cumulative effect of applying FIN 48 to preexisting tax positions of $0.9 million has been recorded as a decrease in the December 30, 2006 opening balance of retained earnings. See Note 6. “Income Taxes” for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2008 for the Company), and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure financial instruments and other eligible items at fair value at specified election dates. SFAS No. 159 allows entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2008 for the Company). The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be fiscal year 2009 for the Company. The Company does not anticipate the provisions of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board Statement No. 133 (“SFAS No. 161”). The objective of this Statement is to expand the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and provide an enhanced understanding of why an entity uses derivative instruments, how the entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the entity’s financial statements. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year or interim period that begins after November 15, 2008, which will be fiscal year 2009 for the Company. The Company does not anticipate the provisions of SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal 2009 for the Company), and interim periods within those fiscal years. Retrospective application is required to be applied to the terms of the instruments as they existed for all periods presented.

The Company has assessed the impact of adopting FSP APB 14-1 and expects to adjust its reported amounts for fiscal years 2008, 2007 and 2006 as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT

	Year Ended
	January 2, 2009
	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)

Interest expense	$(48.0)	$(12.6)	$(60.6)
Income tax expense	$122.4	$(4.8)	$117.6
Net income	$195.7	$(7.8)	$187.9
Net income per share:
Basic	$5.52	$(0.22)	$5.30
Diluted	$5.07	$(0.20)	$4.87

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 28, 2007
	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)

Interest expense	$(45.2)	$(13.0)	$(58.2)
Income tax expense	$144.0	$(5.0)	$139.0
Net income	$253.5	$(8.0)	$245.5
Net income per share:
Basic	$6.79	$(0.21)	$6.58
Diluted	$6.00	$(0.19)	$5.81

	Year Ended
	December 29, 2006
	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)

Interest expense	$(38.8)	$(4.9)	$(43.7)
Income tax expense	$93.7	$(1.9)	$91.8
Net income	$209.3	$(3.0)	$206.3
Net income per share:
Basic	$5.36	$(0.08)	$5.28
Diluted	$4.86	$(0.07)	$4.79

CONSOLIDATED BALANCE SHEETS IMPACT

	Year Ended
	January 2, 2009
	As Reported	Adjustment	As Adjusted
	(In millions)

Other assets	$202.7	$(29.3)	$173.4
Total assets	$3,091.7	$(29.3)	$3,062.4
Long-term debt	$917.5	$(65.0)	$852.5
Other liabilities	$144.9	$(1.3)	$143.6
Total liabilities	$2,055.9	$(66.3)	$1,989.6
Capital surplus	$181.3	$62.3	$243.6
Retained earnings	$908.2	$(25.3)	$882.9
Total stockholders’ equity	$1,035.8	$37.0	$1,072.8
Total liabilities and stockholders’ equity	$3,091.7	$(29.3)	$3,062.4

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 28, 2007
	As Reported	Adjustment	As Adjusted
	(In millions)

Other assets	$156.0	$(34.8)	$121.2
Total assets	$3,016.2	$(34.8)	$2,981.4
Long-term debt	$937.2	$(78.1)	$859.1
Other liabilities	$91.3	$(1.4)	$89.9
Total liabilities	$1,968.4	$(79.5)	$1,888.9
Capital surplus	$145.2	$62.2	$207.4
Retained earnings	$815.4	$(17.5)	$797.9
Total stockholders’ equity	$1,047.8	$44.7	$1,092.5
Total liabilities and stockholders’ equity	$3,016.2	$(34.8)	$2,981.4

NOTE 2.	INCOME PER SHARE

The table below sets forth the computation of basic and diluted income per share:

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions, except per share data)

Basic Income per Share:
Net income	$195.7	$253.5	$209.3

Weighted-average common shares outstanding	35.4	37.3	39.1
Net income per basic share	$5.52	$6.79	$5.36
Diluted Income per Share:
Net income	$195.7	$253.5	$209.3

Weighted-average common shares outstanding	35.4	37.3	39.1
Effect of dilutive securities:
Stock options and units	0.8	1.2	1.5
Convertible notes due 2033	2.4	3.3	2.5
Convertible senior notes due 2013	—	0.4	—

Weighted-average common shares outstanding	38.6	42.2	43.1

Net income per diluted share	$5.07	$6.00	$4.86

The Convertible Notes due 2013 (“Notes due 2013”) were originally issued in February of 2007. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for fiscal 2008 did not exceed the conversion price of $63.48 and, therefore, were not dilutive. As a result of the Company’s average stock price exceeding the conversion price for fiscal 2007, 0.4 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding for the year ended December 28, 2007.

The Convertible Notes due 2033 (“Notes due 2033”) were originally issued in July of 2003. Based on the Company’s stock price at the end of 2008, the Notes due 2033 are not currently convertible. However, at the end of 2007, the Notes due 2033 were convertible based on the Company’s stock price. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the average conversion value exceeding the average accreted principal during 2008, 2007 and 2006, the Company included 2.4 million, 3.3 million and 2.5 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted average common shares outstanding.

In 2008, 2007 and 2006, the Company issued 0.7 million, 1.0 million and 1.1 million shares, respectively, due to stock option exercises and vesting of stock units.

Primarily as a result of the Company’s share repurchases during the last year, the diluted weighted-average common shares outstanding declined 8.5% during the year ended January 2, 2009, as compared to the prior year. The reduction in the diluted weighted-average common shares outstanding produced a favorable impact on net income per diluted share of $0.22 in the year ended January 2, 2009.

NOTE 3.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	January 2,	December 28,
	2009	2007
	(In millions)

Salaries and fringe benefits	$71.7	$83.8
Other accrued expenses	90.2	117.2

Total accrued expenses	$161.9	$201.0

NOTE 4.	DEBT

Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions. The Company has guaranteed substantially all of the debt of its subsidiaries. Aggregate annual maturities of debt at January 2, 2009 were as follows: 2009 — $249.5 million; 2010 — $1.7 million; 2011 — $0.3 million; 2012 — $411.1 million; 2013 — $300.0 million; and $204.4 million thereafter. The estimated fair value of the Company’s debt at January 2, 2009 and December 28, 2007 was $1,062.1 million and $1,229.9 million, respectively, based on public quotations and current market rates. Interest paid in 2008, 2007 and 2006 was $40.7 million, $36.7 million and $32.4 million, respectively. The Company’s weighted-average borrowings outstanding were $1,165.4 million and $1,030.6 million for the fiscal years ending January 2, 2009 and December 28, 2007, respectively. The Company’s weighted-average cost of borrowings was 4.0%, 4.4% and 5.3% for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Debt is summarized below:

	January 2,	December 28,
	2009	2007
	(In millions)

Long-term debt:
Convertible senior notes due 2013	$300.0	$300.0
Revolving lines of credit and other	250.0	275.0
Senior notes due 2015	200.0	200.0
Convertible notes due 2033	167.5	162.2

Total long-term debt	917.5	937.2
Short-term debt	249.5	84.1

Total debt	$1,167.0	$1,021.3

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes Due 2013

On February 16, 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders.

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 are convertible, under certain circumstances (as described below), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of 2008, the Notes due 2013 are not currently convertible.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revolving Lines of Credit

At the end of fiscal 2008, the Company had approximately $248 million in available, committed, unused credit lines. The Company expects to have access to this availability based on its assessment of the viability of the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $250.0 million and $275.0 million at January 2, 2009 and December 28, 2007, respectively.

At January 2, 2009, the Company’s primary liquidity source is the $450 million (or the equivalent in Euro), 5-year revolving credit agreement maturing in April of 2012. At January 2, 2009, long-term borrowings under this facility were $218.2 million as compared to $242.9 million of outstanding long-term borrowings at December 28, 2007. The pricing on the first $350 million of borrowings is LIBOR plus 60 basis points and the facility fee payable is 15 basis points. The pricing for the additional $100 million of borrowings is LIBOR plus 82.5 basis points and the facility fee payable is 17.5 basis points. Facility fees totaled $0.7 million in 2008 and 2007 and $0.8 million in 2006. The facility fees were included in interest expense in the consolidated results of operations.

The agreement, which is guaranteed by the Company, contains financial covenants (all of which have been met) that restrict the amount of leverage and set a minimum fixed charge coverage ratio. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of January 2, 2009, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility, maturing in April of 2012, is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the BA/CDOR plus the applicable bankers’ acceptance fee (currently 75.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 15.0 basis points). The borrowing rate for U.S. dollar advances is the base rate plus the applicable margin. In addition, standby fees on the unadvanced balance are currently 15.0 basis points. At January 2, 2009 and December 28, 2007, $16.4 million and $20.4 million (U.S. dollar) was borrowed, respectively, under the facility and included in long-term debt outstanding.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at January 2, 2009 and December 28, 2007, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $15.4 million and $11.7 million, respectively.

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

The face value outstanding at January 2, 2009 and December 28, 2007 was $200.0 million, which was equal to the book value outstanding at that date.

Convertible Notes Due 2033

The Company’s 3.25% zero coupon Notes due 2033 have an aggregate principal amount at maturity of $369.1 million. The principal amount at maturity of each note due 2033 is $1,000. The Notes due 2033 are convertible in any fiscal quarter based on the following conditions:

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Conversion Based upon Notice of Redemption

A holder may surrender for conversion a security called for redemption by the Company at any time prior to the close of business on the second business day immediately preceding the redemption date, even if it is not otherwise convertible at such time. The Company may redeem the Notes due 2033, in whole or in part, on or after July 7, 2011 for cash at the accreted value.

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

The securities will also be convertible in the event of distributions described in the third, fourth or fifth bullet points below with respect to anti-dilution adjustments, which in the case of the fourth or fifth bullet point have a per share value equal to more than 15% of the sale price of the Company’s common stock on the day preceding the declaration date for such distribution.

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

Based on the Company’s stock price at the end of 2008, the Notes due 2033 are not currently convertible. However at the end of 2007, the Notes due 2033 were convertible based on the Company’s stock price. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

•	July 7, 2009 at a price equal to $461.29 per Convertible Note due 2033;
•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;
•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;
•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and
•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

The Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the Notes due 2033 were convertible at the end of 2007 and holders may require the Company to purchase their Notes due 2033 on July 7, 2009 for $170.3 million, they were classified as long-term at January 2, 2009 and December 28, 2007 as the Company had the intent and ability to refinance the accreted value under existing long-term financing agreements. The book value of the Notes due 2033 was $167.5 million and $162.2 million at January 2, 2009 and December 28, 2007, respectively.

Short-term Borrowings

As of January 2, 2009 and December 28, 2007, the Company’s short-term debt outstanding was $249.5 million and $84.1 million, respectively. Short-term debt consists primarily of the funding related to the accounts receivable securitization facility, as the program is set to expire within one year of January 2, 2009.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $255.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The Company amended and restated the accounts receivable securitization facility to allow for borrowings up to $255.0 million from $225.0 million. The issuance costs related to amending and restating the accounts receivable securitization facility totaled $0.5 million in 2008. The average outstanding funding extended to ARC during 2008 and 2007 was approximately $144.3 million and $112.9 million, respectively.

NOTE 5.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

Minimum lease commitments under operating leases at January 2, 2009 are as follows:

(In millions)

2009	61.8
2010	51.7
2011	42.1
2012	34.1
2013	25.8
2014 and thereafter	84.8

Total	$300.3

Total rental expense was $82.0 million, $74.6 million and $67.1 million in 2008, 2007 and 2006, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at January 2, 2009 were $4.4 million.

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations. The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. Civil penalties may be assessed against the Company in connection with

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any violations that are determined to have occurred, and based on information currently available, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

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

NOTE 6.	INCOME TAXES

Taxable Income:  Domestic income before income taxes was $208.9 million, $247.4 million and $183.6 million for 2008, 2007 and 2006, respectively. Foreign income before income taxes was $109.2 million, $150.1 million and $119.4 million for 2008, 2007 and 2006, respectively.

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense and the reconciliation to the statutory federal rate are identified below.

Income tax expense (benefit) was comprised of:

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Current:
Foreign	$40.2	$51.1	$43.7
State	10.6	13.7	7.9
Federal	74.8	80.7	45.2

	125.6	145.5	96.8
Deferred:
Foreign	(3.2)	(1.6)	(2.1)
State	—	(0.2)	0.1
Federal	—	0.3	(1.1)

	(3.2)	(1.5)	(3.1)

Income tax expense	$122.4	$144.0	$93.7

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Statutory tax expense	$111.3	$139.1	$106.1
Increase (reduction) in taxes resulting from:
State income taxes, net	6.9	8.8	6.5
Foreign tax effects	2.3	4.0	0.8
Audit activity*	(0.1)	(4.4)	(22.8)
Other, net	2.0	(3.5)	3.1

Income tax expense	$122.4	$144.0	$93.7

*	Benefits in 2006 primarily associated with the conclusion of the 1996-1998 examination by the IRS. Benefits in 2007 primarily associated with the conclusion of the 2002-2004 examination. Benefits in 2008 primarily associated with tax return filing differences.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Settlements, Adjustments and Payments: In addition to the income tax provisions recorded in each taxing jurisdiction based on its respective statutory income tax rates, the Company recorded the following adjustments and payments associated with income taxes.

During 2008, the Company recorded an income tax benefit of $0.1 million and related interest expense of $0.1 million ($0.1 million net of tax) associated with the settlement of the IRS examination of the tax years 2005 and 2006. Also during 2008, the Company recorded tax benefits of $1.6 million, or $0.04 per diluted share, primarily related to foreign tax benefits.

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

The Company made net payments for income taxes in 2008, 2007 and 2006 of $141.5 million, $139.8 million and $93.5 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 2, 2009, the Company had $0.3 million net operating loss (“NOL”) related to the Infast acquisition, the utilization of which is restricted by the Internal Revenue Code to less than $0.1 million per year over the next eleven years. The Company had no tax credit carryforwards for U.S. federal income tax purposes.

At January 2, 2009, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $106.5 million, which are subject to various provisions of each respective country. Approximately $90.3 million of this amount has an indefinite life while $1.0 million of NOL carryforwards expire in 2009. The remaining $7.1 million, $4.5 million and $3.6 million of NOL carryforwards expire during the fiscal years 2010 to 2012, 2013 to 2015 and 2016 to 2018, respectively.

Of the $106.5 million NOL carryforwards of foreign subsidiaries mentioned above, $71.8 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 2, 2009 were approximately $34.7 million, which are subject to various provisions of each respective country. Approximately $24.0 million of this amount has an indefinite life while $0.1 million of previously benefited NOL carryforwards expire in 2009. The remaining $3.2 million, $3.8 million and $3.6 million of previously benefited NOL carryforwards expire during the fiscal years 2010 to 2012, 2013 to 2015 and 2016 to 2018, respectively.

The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2008 and 2007, the Company recorded a valuation allowance related to its foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $343.9 million at January 2, 2009. Historically, the Company has considered those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of January 2, 2009, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $10.9 million and various foreign jurisdiction withholding taxes of approximately $10.3 million would be payable upon the remittance of all earnings at January 2, 2009.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	January 2,	December 28,
	2009	2007

Property, equipment, intangibles and other	$(14.5)	$(20.2)
Accreted interest (Notes due 2033)	(15.5)	(12.0)

Gross deferred tax liabilities	(30.0)	(32.2)
Purchased call option accreted interest (Notes due 2013)	25.0	30.0
Deferred compensation and other postretirement benefits	49.6	27.3
Inventory reserves	21.7	20.6
Foreign NOL carryforwards and other	12.2	15.3
Allowance for doubtful accounts	10.6	8.4
Other	12.7	10.4

Gross deferred tax assets	131.8	112.0

Deferred tax assets, net of deferred tax liabilities	101.8	79.8
Valuation allowance	(11.8)	(15.4)

Net deferred tax assets	$90.0	$64.4

Net current deferred tax assets	$41.3	$37.6
Net non-current deferred tax assets	48.7	26.8

Net deferred tax assets	$90.0	$64.4

Reserves for Uncertain Tax Positions and Jurisdictions Subject to Examinations: On December 30, 2006 (the beginning of fiscal 2007 for the Company), the provisions of FIN 48 were adopted. As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 30, 2006 opening balance of retained earnings. At December 30, 2006, the total amount of unrecognized tax benefits was $12.1 million ($11.3 million, if recognized, would affect the effective tax rate). During 2007, the Company settled certain income tax audits and reversed a net amount of $4.4 million of unrecognized tax benefits that existed at December 30, 2006. During 2008, the Company accrued interest on the reserves and increased certain reserves for pre-acquisition tax positions related to acquired businesses through goodwill in purchase accounting for a net increase of $1.3 million to the unrecognized tax benefits that existed at December 28, 2007. The Company estimates that of the January 2, 2009 unrecognized tax benefit balance of $9.0 million ($7.2 million, if recognized, would affect the effective tax rate), $5.7 million may be resolved in a manner that would impact the effective rate within the next twelve months.

After the settlements with the Internal Revenue Service (“IRS”) in 2006, 2007 and 2008, only the returns for fiscal tax years 2007 and later remain subject to examination by the IRS in the United States, which is the most significant tax jurisdiction for the Company. For most states, fiscal tax years 2005 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1991. In Canada, the fiscal tax years 2004 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2003 and later remain subject to examination.

Interest and penalties related to taxes were $1.0 million in 2008 and $0.6 million in 2007. Interest and penalties are reflected in the “Other, net” line in the consolidated statement of operations. Included in the unrecognized tax benefit balance of $9.0 million and $7.7 million at January 2, 2009 and December 28, 2007, respectively, are accruals of $3.1 million and $2.6 million, respectively, for the payment of interest and penalties.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2007 and 2008 is as follows:

(In millions)

Balance at December 29, 2006	$11.2
Adjustment to apply FIN 48	0.9
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(1.6)
Settlements	(4.4)

Balance at December 28, 2007	7.7
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(0.3)

Balance at January 2, 2009	$9.0

As of January 2, 2009, the Company has recorded a current income tax payable of $7.9 million. The aggregate amount of global income tax reserves and related interest recorded in current taxes payable was approximately $9.0 million. The reserves for uncertain tax positions cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($3.5 million) relates to a dispute with the state of Wisconsin concerning income taxes payable upon the 1993 sale of a short-line railroad that operated solely within such state. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

NOTE 7.	PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of January 2, 2009 and December 28, 2007 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	January 2,	December 28,	Allocation Guidelines
	2009	2007	Min	Target	Max

Large capitalization U.S. stocks	22.7%	30.4%	20%	30%	40%
Small capitalization U.S. stocks	12.1	16.3	15	20	25
International stocks	14.3	20.2	15	20	25

Total equity securities	49.1	66.9		70
Fixed income investments	47.9	30.3	25	30	35
Other investments	3.0	2.8	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	January 2,	December 28,	Allocation Guidelines
	2009	2007	Target

Equity securities	42.6%	48.8%	50%
Fixed income investments	56.4	49.6	50
Other investments	1.0	1.6	—

	100.0%	100.0%	100%

Variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes in fiscal 2008, particularly during the final quarter of the year. The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines.

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

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The weighted average expected rate of return on plan assets for 2008 is 7.66%.

Included in accumulated other comprehensive income as of January 2, 2009 are the unrecognized prior service cost, unrecognized net transition obligation and unrecognized net actuarial loss of $1.3 million, $0.1 million and

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$35.5 million, respectively. Included in accumulated other comprehensive income as of December 28, 2007 are the unrecognized prior service cost and unrecognized net actuarial loss of $2.4 million and $6.3 million, respectively. For the year ended January 2, 2009, the Company reclassified $1.1 million and $2.0 million from unrecognized prior service cost and unrecognized net actuarial loss, respectively, and $0.1 million to transition obligations, as a result of being recognized as components of net periodic pension cost. During the year ended January 2, 2009, the Company adjusted accumulated other comprehensive income by $28.2 million (net of deferred tax benefit of $19.0 million), $31.2 million of which related to additional unrecognized net actuarial loss (net of deferred tax benefit of $20.0 million). The net actuarial loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $3.3 million and $0.2 million, respectively. Amortization of the transition obligation over the next fiscal year will be insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Domestic		Foreign		Total
	2008	2007	2008	2007	2008	2007
	(In millions)

Change in projected benefit obligation:
Beginning balance	$157.1	$158.0	$189.5	$176.7	$346.6	$334.7
Service cost	5.8	5.7	5.7	5.8	11.5	11.5
Interest cost	10.3	9.4	10.0	9.4	20.3	18.8
Plan participants contributions	—	—	0.4	0.5	0.4	0.5
Actuarial loss (gain)	18.0	(12.7)	(36.6)	(5.8)	(18.6)	(18.5)
Benefits paid	(3.9)	(3.3)	(5.1)	(5.4)	(9.0)	(8.7)
Foreign currency exchange rate changes	—	—	(40.5)	8.3	(40.5)	8.3

Ending balance	$187.3	$157.1	$123.4	$189.5	$310.7	$346.6

Change in plan assets at fair value:
Beginning balance	$138.2	$123.5	$168.5	$149.2	$306.7	$272.7
Actual (loss) return on plan assets	(26.0)	8.2	(20.2)	10.2	(46.2)	18.4
Company contributions	6.3	9.8	8.7	7.0	15.0	16.8
Plan participants contributions	—	—	0.4	0.5	0.4	0.5
Benefits paid	(3.9)	(3.3)	(5.1)	(5.4)	(9.0)	(8.7)
Foreign currency exchange rate changes	—	—	(37.0)	7.0	(37.0)	7.0

Ending balance	$114.6	$138.2	$115.3	$168.5	$229.9	$306.7

Reconciliation of funded status:
Projected benefit obligation	$(187.3)	$(157.1)	$(123.4)	$(189.5)	$(310.7)	$(346.6)
Plan assets at fair value	114.6	138.2	115.3	168.5	229.9	306.7

Funded status	$(72.7)	$(18.9)	$(8.1)	$(21.0)	$(80.8)	$(39.9)

Included in the 2008 and 2007 funded status is accrued benefit cost of approximately $16.5 million and $16.6 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.
Long-term asset	$—	$—	$3.0	$1.4	$3.0	$1.4
Short-term liability	(0.4)	(0.3)	—	—	(0.4)	(0.3)
Long-term liability	(72.3)	(18.6)	(11.1)	(22.4)	(83.4)	(41.0)

Funded status	$(72.7)	$(18.9)	$(8.1)	$(21.0)	$(80.8)	$(39.9)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	5.90%	6.50%	6.45%	5.63%	6.12%	6.03%
Salary growth rate	4.43%	4.38%	3.66%	3.79%	4.05%	4.08%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company’s consolidated statements of operations and the weighted average assumptions used to measure net periodic cost for the years ending January 2, 2009, December 28, 2007 and December 29, 2006:

	Pension Benefits
	Domestic			Foreign			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Components of net periodic cost:
Service cost	$5.8	$5.7	$6.4	$5.7	$5.8	$5.3	$11.5	$11.5	$11.7
Interest cost	10.3	9.4	8.5	10.0	9.4	8.2	20.3	18.8	16.7
Expected return on plan assets	(11.8)	(10.7)	(8.9)	(11.0)	(10.0)	(8.4)	(22.8)	(20.7)	(17.3)
Net amortization	0.5	0.7	2.0	0.1	0.3	0.8	0.6	1.0	2.8
Curtailment loss	0.9	—	—	—	—	—	0.9	—	—

Net periodic cost	$5.7	$5.1	$8.0	$4.8	$5.5	$5.9	$10.5	$10.6	$13.9

Weighted average assumption used to measure net periodic cost:
Discount rate	6.50%	6.00%	5.50%	5.63%	5.14%	5.14%	6.03%	5.55%	5.32%
Expected return on plan assets	8.50%	8.50%	8.50%	6.82%	6.84%	6.56%	7.66%	7.59%	7.44%
Salary growth rate	4.38%	4.48%	4.46%	3.79%	3.75%	3.67%	4.08%	4.15%	4.13%

	Estimated Future Benefit Payments
	Domestic	Foreign	Total
	(In millions)

2009	$4.7	$4.0	$8.7
2010	5.9	4.1	10.0
2011	6.3	4.4	10.7
2012	7.4	4.7	12.1
2013	8.3	5.3	13.6
2014-2018	52.9	32.0	84.9

Total	$85.5	$54.5	$140.0

The accumulated benefit obligation in 2008 and 2007 was $161.3 million and $134.7 million, respectively, for the Domestic Plans and $99.5 million and $151.4 million, respectively, for the Foreign Plans. The Company had five plans in 2008 and six plans in 2007 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $163.1 million and $80.4 million for 2008 and 2007, respectively, and aggregate fair value of plan assets was $115.7 million and $65.9 million for 2008 and 2007, respectively.

The Company currently estimates that it will make contributions of approximately $9.4 million to its Domestic Plans and $6.2 million to its Foreign Plans in 2009.

Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (cash balance account). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at the beginning of the plan year are five or more). Interest earned on the credited amount is not credited to the personal retirement account, but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $4.9 million, $5.2 million and $5.1 million in 2008, 2007 and 2006, respectively.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2009 and December 28, 2007, the deferred compensation liability was $39.7 million and $34.2 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At January 2, 2009 and December 28, 2007, the cash surrender value of $28.4 million and $34.8 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 8.	STOCKHOLDERS’ EQUITY

A total of 1.2 million shares of the Company’s common stock may be issued pursuant to the Company’s 2006 Stock Incentive Plan (“Incentive Plan”). At January 2, 2009, there were 1.1 million shares reserved for the Incentive Plan and 0.1 million shares reserved for the previous plans for additional stock option awards or stock grants. Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with SFAS No. 123(R), the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2008 and 2007.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 35.3 million shares and 36.3 million shares were outstanding at the end of 2008 and 2007, respectively.

During 2007 and 2006, the market price of the Company’s common stock met certain thresholds specified in the bond indenture for the Notes due in 2033 resulting in approximately 4,000 and 5,000 Notes due 2033 being converted, respectively. There were no such conversions during 2008. In the year ended December 28, 2007, the Company delivered approximately $1.7 million of cash and approximately 37,400 shares of common stock at the time of conversion. In the year ended December 29, 2006, the Company delivered approximately $2.1 million of cash and approximately 38,000 shares of common stock at the time of conversion.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Stock Units

The Company granted 173,792, 164,823 and 232,346 stock units to employees in 2008, 2007 and 2006, respectively, with a weighted-average grant date fair value of $65.24, $62.04 and $46.29 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis primarily over a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. However, the conversion dates of 14,715 and 28,667 vested units outstanding at the end of 2008 and 2007, respectively, have been deferred until a pre-arranged time selected by certain employees; of these stock units, none were vested at the end of 2008 and 2007. Compensation expense associated with the stock units was $12.0 million, $8.7 million and $8.3 million in 2008, 2007 and 2006, respectively.

The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Stock units were granted to eleven directors in 2008 and ten directors in both 2007 and 2006 having an aggregate value at grant date of $2.3 million, $1.6 million and $1.3 million, respectively. Compensation expense associated with the director stock units was $1.8 million, $1.7 million and $1.0 million in 2008, 2007 and 2006, respectively.

The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units	Value*	Units	Value*
		(Units in thousands)

Balance at December 30, 2005	133.0	$25.77	649.6	$31.62
Granted	28.2	46.91	232.3	46.29
Converted	(31.2)	22.11	(154.1)	27.04
Cancelled	—	—	(29.1)	37.37

Balance at December 29, 2006	130.0	31.24	698.7	37.27
Granted	23.1	68.60	164.8	62.04
Converted	(2.7)	33.24	(204.6)	29.86
Cancelled	—	—	(13.0)	43.04

Balance at December 28, 2007	150.4	36.95	645.9	45.83
Granted	45.1	50.68	173.8	65.24
Converted	(1.6)	37.17	(231.6)	37.81
Cancelled	—	—	(5.5)	52.15

Balance at January 2, 2009	193.9	$40.14	582.6	$54.74

*	Director and employee stock units are granted at no cost to the participants.

The Company’s stock price was $32.17, $62.27 and $54.30 at January 2, 2009, December 28, 2007 and December 29, 2006, respectively. The weighted-average remaining contractual term for outstanding employee units that have not been deferred is 2.4 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2008, 2007 and 2006 was $13.3 million, $12.3 million and $8.5 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2008, 2007 and 2006 was $25.0 million, $49.6 million and $45.0 million, respectively.

Stock units that are convertible at year-end represent the number of employee and director units outstanding which have been deferred until a pre-arranged time selected by each participant. At the end of 2008, 2007 and 2006, there were a combined 208,631, 179,093 and 129,999 of employee and director units convertible, respectively. The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2008, 2007 and 2006 was $6.7 million, $11.2 million and $7.1 million, respectively.

Stock Options

During 2008, 2007 and 2006, the Company granted 230,892, 177,396 and 168,000 stock options, respectively, to employees and began recognizing as compensation expense the amortization of the grant-date fair market value of approximately $5.5 million, $5.0 million and $3.5 million, respectively. These options were granted with four, five or six-year vesting periods representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the 2008, 2007 and 2006 stock option grants was $23.65, $28.26 and $21.07 per share, respectively, which was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

		Risk-Free		Average
	Expected Stock	Interest	Expected	Expected
	Price Volatility	Rate	Dividend Yield	Life

2008 Grants:
4 year vesting (2 grants)	27.8% and 28%	3.0% and 3.6%	0%	7 years
5 year vesting	27.8%	3.0%	0%	7 years
2007 Grants:
4 year vesting (2 grants)	29% and 34%	4.4% and 4.5%	0%	7 years
6 year vesting	34%	4.5%	0%	7 years
2006 Grant — 6 year vesting	34%	4.6%	0%	7 years

Primarily due to the change in the population of employees that receive options together with changes in the stock compensation plans (which now include restricted stock units as well as stock options), historical exercise behavior on previous grants do not provide a reasonable estimate for future exercise activity. Therefore, the average expected term was calculated using the Staff Accounting Bulletin No. 107 (“SAB 107”) simplified method for estimating the expected term.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s compensation expense associated with the stock options in 2008, 2007 and 2006 was $4.4 million, $1.5 million and $1.2 million, respectively. The following table summarizes the activity under the employee option plans (Options in thousands):

		Weighted
		Average
	Employee	Exercise
	Options	Price

Balance at December 30, 2005	3,369.6	$18.55
Granted	168.0	46.29
Exercised	(945.8)	17.08
Cancelled	(0.7)	22.39

Balance at December 29, 2006	2,591.1	20.89
Granted	177.4	63.43
Exercised	(720.2)	16.28
Cancelled	—	—

Balance at December 28, 2007	2,048.3	26.19
Granted	230.9	65.10
Exercised	(549.4)	18.66
Cancelled	—	—

Balance at January 2, 2009	1,729.8	$14.09

Options exercisable at year-end:
2006	2,423.1	$19.13
2007	1,702.9	$20.33
2008	1,168.3	$20.86

The Company’s stock price was $32.17, $62.27 and $54.30 at January 2, 2009, December 28, 2007 and December 29, 2006, respectively. The weighted-average remaining contractual term for options outstanding for 2008 was 3.8 years. The weighted-average remaining contractual term for options exercisable for 2008 was 3.3 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2008, 2007 and 2006 was $24.4 million, $39.9 million and $31.1 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2008, 2007 and 2006 was $31.3 million, $73.9 million and $86.6 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2008, 2007 and 2006 was $13.2 million, $71.4 million and $85.2 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Modification

During 2008, the Company recorded additional stock compensation expense of $4.2 million related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”), which extended the terms of his non-competition and non-solicitation restrictions in exchange for allowing the vesting and termination provisions of previously granted equity awards to run to their original grant term dates rather than expiring 90 days following retirement.

Summary of Non-Vested Shares

The following table summarizes the activity of unvested employee stock units and options:

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested shares at December 28, 2007	962.6	$49.40
Granted	404.7	65.16
Vested	(232.4)	39.82
Forfeited	(5.5)	52.15

Non-vested shares at January 2, 2009	1,129.4	$57.01

As of January 2, 2009, there was $21.5 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted average period of 1.9 years.

Purchased Call and Warrant

Concurrently with the issuance of the Notes due 2013 (as more fully described in Note 4. “Debt”), the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers of the Notes due 2013. The net cost of the purchased call option and the sold warrant was approximately $36.8 million and is reflected in the Company’s consolidated financial statements as an increase in deferred tax assets of $34.1 million and a reduction to capital surplus of $2.7 million.

Share Repurchase

During 2008, the Company repurchased 1.7 million shares at an average cost of $59.76 per share. Purchases were made in the open market and financed from cash generated by operations. During 2007, the Company repurchased 4.3 million shares at an average cost of $57.61 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2008. Export sales were insignificant. Segment information for 2008, 2007 and 2006 was as follows:

	North America
	United				Emerging
	States	Canada	Total	Europe	Markets	Total
	(In millions)

2008
Net sales	$3,602.7	$677.4	$4,280.1	$1,309.4	$547.1	$6,136.6
Operating income	252.4	62.7	315.1	35.9	40.9	391.9
Depreciation	14.2	1.5	15.7	7.3	1.9	24.9
Amortization of intangibles	3.6	—	3.6	6.1	—	9.7
Tangible long-lived assets	80.5	7.1	87.6	33.0	5.6	126.2
Total assets	1,814.6	247.2	2,061.8	755.7	274.2	3,091.7
Capital expenditures	17.3	3.3	20.6	8.8	3.3	32.7

2007
Net sales	$3,467.2	$639.1	$4,106.3	$1,274.4	$472.2	$5,852.9
Operating income	280.1	64.9	345.0	60.6	33.5	439.1
Depreciation	12.0	1.2	13.2	8.1	1.6	22.9
Amortization of intangibles	2.5	—	2.5	5.4	—	7.9
Tangible long-lived assets	75.2	6.0	81.2	35.2	4.5	120.9
Total assets	1,653.1	267.2	1,920.3	825.0	270.9	3,016.2
Capital expenditures	19.8	3.3	23.1	10.6	2.4	36.1

2006
Net sales	$3,055.1	$556.6	$3,611.7	$980.4	$346.5	$4,938.6
Operating income	212.7	63.8	276.5	37.1	23.5	337.1
Depreciation	11.5	1.0	12.5	5.7	1.1	19.3
Amortization of intangibles	2.3	—	2.3	2.4	—	4.7
Tangible long-lived assets	66.1	3.2	69.3	25.2	3.6	98.1
Total assets	1,487.4	218.1	1,705.5	669.9	190.8	2,566.2
Capital expenditures	15.2	0.3	15.5	7.8	1.7	25.0

The following table presents the changes in goodwill allocated to the Company’s reportable segments from December 28, 2007 to January 2, 2009:

	North America
	United				Emerging
	States	Canada	Total	Europe	Markets	Total
	(In millions)

Balance December 28, 2007	$266.6	$16.9	$283.5	$111.8	$7.9	$403.2
Acquisition related	65.0	—	65.0	15.3	3.1	83.4
Foreign currency translation	—	(3.3)	(3.3)	(22.1)	(2.6)	(28.0)

Balance January 2, 2009	$331.6	$13.6	$345.2	$105.0	$8.4	$458.6

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor.

The following summarizes the financial information for Anixter Inc.:

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2009	2007
	(In millions)

Assets:
Current assets	$2,349.8	$2,379.0
Property, equipment and capital leases, net	103.5	96.8
Goodwill	458.6	403.2
Other assets	191.8	146.0

	$3,103.7	$3,025.0

Liabilities and Stockholder’s Equity:
Current liabilities	$990.3	$935.3
Subordinated notes payable to parent	14.5	112.5
Long-term debt	469.8	495.5
Other liabilities	144.9	90.9
Stockholder’s equity	1,484.2	1,390.8

	$3,103.7	$3,025.0

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Net sales	$6,136.6	$5,852.9	$4,938.6
Operating income	$396.9	$444.0	$341.5
Income before income taxes	$329.1	$400.0	$307.9
Net income	$196.9	$250.8	$211.7

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 2, 2009 and December 28, 2007. The Company has never paid regular cash dividends on its common stock. As of February 20, 2009, the Company had 2,691 shareholders of record.

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(2)
	(In millions, except per share amounts)

Year ended January 2, 2009
Net sales	$1,471.6	$1,616.8	$1,589.6	$1,458.6
Cost of goods sold	1,123.1	1,232.7	1,216.9	1,121.1
Operating income	101.5	121.8	117.9	50.7
Income before income taxes	89.7	107.1	100.7	20.6
Net income	57.7	66.9	61.7	9.4
Net income per basic share	1.61	1.89	1.75	0.27
Net income per diluted share	1.45	1.71	1.58	0.26
Composite stock price range:
High	72.55	68.46	75.07	60.70
Low	52.26	55.92	54.86	20.97
Close	62.75	59.29	60.81	32.17

(1)	First quarter of 2008 net income includes $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain net operating loss carryforwards.

(2)	Fourth quarter of 2008 operating income of $50.7 million was negatively affected by $24.1 million in bad debt losses associated with the bankruptcies of two customers, $8.1 million in severance and lease write-down costs and $2.0 million in inventory markdowns resulting from sharply lower copper prices. In addition to the after tax impact of $21.8 million for these items, net income in the fourth quarter was also negatively impacted by $8.4 million in after tax foreign exchange losses due to much higher than normal levels of exchange rate volatility and $3.0 million, net of tax, in cash surrender value losses on company-owned life insurance policies due to less favorable equity and bond market performance in the fourth quarter.

	First	Second	Third	Fourth
	Quarter(3)	Quarter(3)	Quarter(3)	Quarter(3)
	(In millions, except per share amounts)

Year ended December 28, 2007
Net sales	$1,328.7	$1,511.5	$1,521.2	$1,491.5
Cost of goods sold	1,010.3	1,148.2	1,154.2	1,126.9
Operating income	90.4	116.1	118.2	114.4
Income before income taxes	80.2	107.4	106.9	103.0
Net income	53.6	64.6	64.8	70.5
Net income per basic share	1.42	1.74	1.73	1.91
Net income per diluted share	1.27	1.53	1.51	1.69
Composite stock price range:
High	67.44	76.75	88.40	86.99
Low	49.28	65.07	65.25	57.55
Close	65.94	75.21	82.45	62.27

(3)	First, second, third and fourth quarter of 2007 net income was positively (negatively) affected by $3.4 million, $(1.4) million, $0.1 million and $9.7 million, respectively as a result of various foreign tax benefits and the finalization of prior year tax returns.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of January 2, 2009 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of January 2, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Anixter International Inc. as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2009, and our report dated February 26, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2009 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

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

(2) Financial Statement Schedules.

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	76
II. Valuation and qualifying accounts and reserves	80

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by-laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	Amended and Restated By-laws of Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated November 20, 2008, Exhibit 3.1).
(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).
4.2	Indenture related to the 1% Senior Convertible Notes due 2013, dated as of February 16, 2007, between Anixter International Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of 1% Senior Convertible Note due 2013). (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 4.1).

Exhibit
No.	Description of Exhibit

(10) Material contracts.
10.1	Confirmation of OTC Convertible Note Hedge, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 10.2).
10.2	Confirmation of OTC Warrant Transaction, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated February 12, 2007, Exhibit 10.3).
10.3	Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10.4*	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).
10.5*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10.6*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.7*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.8*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10.9*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.24).
10.10*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10.11*	Form of Stock Option Grant. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10.12*	Anixter Restated Excess Benefit Plan effective January 1, 2009.
10.13*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.14*	Anixter 2005 Restated Deferred Compensation Plan.
10.15*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).
10.16*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).
10.17*	(a) Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
(b) First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10.18*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.19*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement.
10.20*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2009.

Exhibit
No.	Description of Exhibit

10.21*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.1).
10.22*	(a) Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated January 1, 2006, Exhibit 10.2).
(b) First Amendment to the Employment Agreement with Dennis J. Letham, dated December 23, 2008.
10.23*	Separation Agreement with Robert W. Grubbs, Jr., dated May 13, 2008. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated May 19, 2008, Exhibit 10.1).
10.24	(a) Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated April 20, 2007, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated April 23, 2007, Exhibit 10.1).
(b) First Amendment to Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated September 26, 2007, among Anixter Inc., Bank of America, N.A., as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated September 25, 2007, Exhibit 10.1).
10.25	(a) $40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.24).
(b) First Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 5, 2007, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2007, Exhibit 10.1).
10.26	(a) Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
(b)Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).
(c)Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9).
(d) Amendment No. 3 to Amended and Restated Receivables Sale Agreement, dated September 24, 2008 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008, Exhibit 10.2).
10.27	(a) Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
(b) Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
(c) Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.10).
(d) Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated September 29, 2005, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank NA, as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.31).

Exhibit
No.	Description of Exhibit

(e) Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated September 28, 2006, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended September 29, 2006, Exhibit 10.1).
(f) Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated September 27, 2007, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2007, Exhibit 10.1).
(g) Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated September 24, 2008, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008, Exhibit 10.1).
(12) Computation of Ratio of Earnings to Fixed Charges.
12.1	Computation of Ratio of Earnings to Fixed Charges.
(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.
(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.
(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Linda Walker Bynoe, Robert L. Crandall, Robert W. Grubbs, Robert J. Eck, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Operating loss	$(3.8)	$(3.7)	$(3.2)
Other income (expense):
Interest (expense) income, including intercompany	(2.3)	8.2	4.6
Other	—	(0.1)	(0.2)

(Loss) income before income taxes and equity in earnings of subsidiaries	(6.1)	4.4	1.2
Income tax benefit	7.7	2.3	—

Income before equity in earnings of subsidiaries	1.6	6.7	1.2
Equity in earnings of subsidiaries	194.1	246.8	208.1

Net income	$195.7	$253.5	$209.3

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	January 2,	December 28,
	2009	2007
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$0.1	$0.1
Other assets	0.7	0.3

Total current assets	0.8	0.4
Investment in and advances to subsidiaries	1,502.1	1,505.9
Other assets	8.6	10.0

	$1,511.5	$1,516.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$1.9	$5.3
Amounts currently due to affiliates, net	6.3	0.7
Long-term debt	467.5	462.2
Other non-current liabilities	—	0.3

Total liabilities	475.7	468.5
Stockholders’ equity:
Common stock	35.3	36.3
Capital surplus	181.3	145.2
Accumulated other comprehensive income	(89.0)	50.9
Retained earnings	908.2	815.4

Total stockholders’ equity	1,035.8	1,047.8

	$1,511.5	$1,516.3

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
	(In millions)

Operating activities:
Net income	$195.7	$253.5	$209.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(194.1)	(246.8)	(208.1)
Accretion of zero coupon convertible notes	5.3	5.2	5.1
Stock-based compensation	1.8	1.7	1.1
Amortization of deferred financing costs	1.4	1.3	0.1
Deferred income taxes	—	—	1.4
Excess income tax benefits from employee stock plans	—	(0.2)	(1.4)
Intercompany transactions	(0.4)	(6.2)	(7.9)
Income tax benefit	(7.7)	(2.3)	—
Changes in current assets and liabilities	(4.8)	58.7	(20.0)

Net cash (used in) provided by operating activities	(2.8)	64.9	(20.4)

Investing activities	—	—	—

Financing activities:
Purchase of common stock for treasury	(104.6)	(241.8)	—
Loans (to) from subsidiaries, net	98.0	(90.5)	8.5
Proceeds from issuance of common stock	10.1	11.7	16.1
Payment of cash dividend	(0.7)	(1.1)	(0.8)
Bond proceeds	—	300.0	—
Purchase call option	—	(88.8)	—
Proceeds from sale of warrant	—	52.0	—
Deferred financing costs	—	(7.5)	—
Repayment of borrowings	—	(1.8)	(2.1)
Excess income tax benefits from employee stock plans	—	0.2	1.4

Net cash provided by (used in) financing activities	2.8	(67.6)	23.1

(Decrease) increase in cash and cash equivalents	—	(2.7)	2.7
Cash and cash equivalents at beginning of year	0.1	2.8	0.1

Cash and cash equivalents at end of year	$0.1	$0.1	$2.8

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended January 2, 2009, December 28, 2007 and December 29, 2006

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period
	(In millions)

Year ended January 2, 2009:
Allowance for doubtful accounts	$25.6	$37.0	$1.8	$(35.0)	$29.4
Allowance for deferred tax asset	$15.4	$0.3	$(3.9)	$—	$11.8
Year ended December 28, 2007:
Allowance for doubtful accounts	$20.6	$11.5	$0.6	$(7.1)	$25.6
Allowance for deferred tax asset	$21.8	$(0.9)	$(5.5)	$—	$15.4
Year ended December 29, 2006:
Allowance for doubtful accounts	$19.6	$10.7	$0.3	$(10.0)	$20.6
Allowance for deferred tax asset	$13.1	$0.4	$8.3	$—	$21.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 27th day of February 2009.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck Robert J. Eck		President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Dennis J. Letham Dennis J. Letham		Executive Vice President — Finance (Principal Financial Officer)	February 27, 2009

/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Principal Accounting Officer)	February 27, 2009

/s/ Lord James Blyth* Lord James Blyth		Director	February 27, 2009

/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 27, 2009

/s/ Robert L. Crandall* Robert L. Crandall		Director	February 27, 2009

/s/ Robert J. Eck* Robert J. Eck		Director	February 27, 2009

/s/ Robert W. Grubbs* Robert W. Grubbs		Director	February 27, 2009

/s/ F. Philip Handy* F. Philip Handy		Director	February 27, 2009

/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 27, 2009

/s/ George Muñoz* George Muñoz		Director	February 27, 2009

/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 27, 2009

/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 27, 2009

/s/ Matthew Zell* Matthew Zell		Director	February 27, 2009

/s/ Samuel Zell* Samuel Zell		Director	February 27, 2009

*By	/s/ Dennis J. Letham Dennis J. Letham (Attorney in fact)
Dennis J. Letham, as attorney in fact for each person indicated