Form 10-Q
period 2009-04-03
ANIXTER INTERNATIONAL INC
filed 2009-05-11
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     At April 30, 2009, 35,274,013 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	April 3,	March 28,
(In millions, except per share amounts)	2009	2008
		As adjusted
		(See Note 1.)
Net sales	$1,271.2	$1,471.6
Cost of operations:
Cost of goods sold	977.9	1,123.1
Operating expenses	236.4	247.0

Total costs and expenses	1,214.3	1,370.1

Operating income	56.9	101.5
Other (expense) income:
Interest expense	(14.5)	(14.5)
Other, net	0.6	(0.3)

Income before income taxes	43.0	86.7
Income tax expense	17.3	30.9

Net income	$25.7	$55.8

Net income per share:
Basic	$0.72	$1.55
Diluted	$0.72	$1.40
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2009	2009
(In millions, except share amounts)	(Unaudited)	As adjusted
		(See Note 1.)
ASSETS

Current assets:

Cash and cash equivalents	$100.1	$65.3
Accounts receivable (less allowances of $29.2 and $29.4 in 2009 and 2008, respectively)	975.2	1,051.7
Inventories	1,072.2	1,153.3
Deferred income taxes	45.1	41.3
Other current assets	23.8	32.8

Total current assets	2,216.4	2,344.4
Property and equipment, at cost	266.1	260.3
Accumulated depreciation	(180.1)	(174.3)

Net property and equipment	86.0	86.0
Goodwill	457.7	458.6
Other assets	170.4	173.4

	$2,930.5	$3,062.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$504.0	$582.1
Accrued expenses	130.0	161.9
Short-term debt	45.4	249.5

Total current liabilities	679.4	993.5
Long-term debt	1,010.8	852.5
Other liabilities	144.3	143.6

Total liabilities	1,834.5	1,989.6

Stockholders’ equity:

Common stock — $1.00 par value, 100,000,000 shares authorized, 35,484,129 and 35,322,126 shares issued and outstanding in 2009 and 2008, respectively	35.5	35.3
Capital surplus	245.8	243.7
Retained earnings	908.5	882.8
Accumulated other comprehensive loss:
Foreign currency translation	(53.8)	(49.3)
Unrecognized pension liability	(36.5)	(36.9)
Unrealized loss on derivatives, net	(3.5)	(2.8)

Total accumulated other comprehensive loss	(93.8)	(89.0)

Total stockholders’ equity	1,096.0	1,072.8

	$2,930.5	$3,062.4

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 3,	March 28,
	2009	2008
		As adjusted
		(See Note 1.)
	(In millions)
Operating activities:
Net income	$25.7	$55.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.7	6.3
Accretion of debt discount	4.9	4.5
Stock-based compensation	3.5	3.5
Amortization of intangible assets	3.0	2.1
Amortization of deferred financing costs	0.5	0.3
Deferred income taxes	(1.6)	(1.1)
Excess income tax benefit from employee stock plans	—	(3.6)
Changes in current assets and liabilities, net	48.6	(11.3)
Other, net	(2.3)	(1.1)

Net cash provided by operating activities	88.0	55.4

Investing activities:
Capital expenditures	(6.2)	(8.8)
Acquisition of businesses	(0.3)	—
Other	—	0.1

Net cash used in investing activities	(6.5)	(8.7)

Financing activities:
Repayment of borrowings	(396.2)	(217.0)
Proceeds from borrowings	168.8	224.5
Bond proceeds	185.2	—
Deferred financing costs	(4.7)	—
Proceeds from issuance of common stock	0.2	1.7
Purchases of common stock for treasury	—	(41.7)
Excess income tax benefit from employee stock plans	—	3.6
Payment of cash dividend	—	(0.7)

Net cash used in financing activities	(46.7)	(29.6)

Increase in cash and cash equivalents	34.8	17.1
Cash and cash equivalents at beginning of period	65.3	42.2

Cash and cash equivalents at end of period	$100.1	$59.3

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended January 2, 2009. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain reclassifications have been made to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     Recently issued and adopted accounting pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) was effective as of the beginning of fiscal year 2009 for the Company. The provisions of SFAS No. 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued FASB Staff Position (“FSP”) No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R), to require measurement at acquisition-date at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that measurement be recognized at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using similar criteria for assets. FSP FAS 141(R)-1 also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective as of the beginning of fiscal 2009 for the Company. The provisions of FSP FAS 141(R)-1 did not have a material impact on the Company’s condensed consolidated financial statements.
     In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF  08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for intangible assets acquired on or after the first annual reporting period beginning on or after December 15, 2008, which is fiscal 2009 for the Company. The provisions of EITF 08-7 did not have a material impact on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board Statement No. 133 (“SFAS No. 161”). The objective of this Statement is to expand the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and provide an enhanced understanding of why an entity uses derivative instruments, how the entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the entity’s financial statements. The expanded disclosure provisions of SFAS No. 161 were effective for the Company for the first fiscal quarter of 2009 and included in Note 6. “Derivative Instruments” in the Company’s condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s condensed consolidated statement of operations. These provisions impacted the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) which pay interest semiannually at a rate of 1.00% per annum and the Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) which have an aggregate principal amount at maturity of $369.1 million. The recognition and disclosure provisions of FSP APB 14-1 were effective for the Company for the first fiscal quarter of 2009.
     The effect of adopting FSP APB 14-1 on the Company’s balance sheet, statement of operations and statement of cash flows has been included in the accompanying condensed consolidated financial statements. FSP APB 14-1 requires retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings as of January 3, 2009 (the beginning of fiscal 2009 for the Company). The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 weeks ending March 28, 2008 were adjusted to reflect the period specific effect of applying the provisions of the FSP APB 14-1.
     The retrospective adoption of FSP APB 14-1 will result in a $12.6 million increase to annual interest expense from previously reported amounts for fiscal 2008. The following tables reflect the Company’s previously reported amounts, along with adjustments required by FSP APB 14-1:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT

	13 Weeks Ended
	March 28, 2008
	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Interest expense(a)	$(11.5)	$(3.0)	$(14.5)
Income tax expense	$32.0	$(1.1)	$30.9
Net income	$57.7	$(1.9)	$55.8

Net income per share:
Basic	$1.61	$(0.06)	$1.55
Diluted	$1.45	$(0.05)	$1.40

(a)	Interest cost for the three months ended March 28, 2008 included non-cash expense of $3.2 million and cash expense of $0.8 million for the Notes due 2013 and cash expense of $1.3 million for the Notes due 2033.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET IMPACT (a)

	As of
	January 2, 2009
	As Reported	Adjustment	As Adjusted
		(In millions)
Other assets	$202.7	$(29.3)	$173.4
Total assets	$3,091.7	$(29.3)	$3,062.4
Long-term debt	$917.5	$(65.0)	$852.5
Other liabilities	$144.9	$(1.3)	$143.6
Total liabilities	$2,055.9	$(66.3)	$1,989.6
Capital surplus	$181.3	$62.4	$243.7
Retained earnings	$908.2	$(25.4)	$882.8
Total stockholders’ equity	$1,035.8	$37.0	$1,072.8
Total liabilities and stockholders’ equity	$3,091.7	$(29.3)	$3,062.4

(a)	At the issuance of the Notes due 2013, the Company paid $88.8 million ($54.7 million, net of deferred tax asset of $34.1 million) for a call option that will cover 4,725,900 shares of the Company’s common stock. Concurrently with the purchase of the call option, the Company sold to the counterparty for $52.0 million, a warrant to purchase 4,725,900 shares of common stock. In addition to the debt and equity adjustments related to the new rules, the adoption of FSP APB 14-1 had minor impacts on Other Assets and Other Liabilities and required the Company to reverse the aforementioned deferred tax asset associated with the Notes due 2013 with an offsetting entry to additional paid in capital.
     The following table provides additional information about the Company’s convertible debt instruments that are subject to FSP APB 14-1:

			January 2, 2009
	April 3, 2009		(as Adjusted)
	Notes due	Notes due	Notes due		Notes due
($ and shares in millions, except conversion prices)	2013	2033	2013		2033
Carrying amount of the equity component	$53.3	$9.0	$53.3		$9.0
Principal amount of the liability component	$300.0	$369.1	$300.0		$369.1
Unamortized discount of liability component (a)	$61.6	$200.2	$65.0		$201.6
Net carrying amount of liability component	$238.4	$168.9	$235.0		$167.5
Remaining amortization period of discount (a)	47 months	—
Conversion price	$63.48	$30.37	(e	)	(e	)
Number of shares to be issued upon conversion	4.7	5.6	(e	)	(e	)
Effective interest rate on liability component (d)	7.1%	6.1%	(e	)	(e	)
Non-cash interest cost recognized for 2009 period (b)	$3.4	$—	(e	)	(e	)
Cash interest cost recognized for 2009 period (b)	$0.8	$1.4	(e	)	(e	)
If-converted value exceeds principal amount (c)	$—	$14.4	(e	)	(e	)

(a)	The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. Upon adoption of FSP APB 14-1, the Company determined the expected life of the Notes due 2013 and the Notes due 2033 to be six years and four years from the issuance date, respectively. As such, for purpose of applying the provisions of FSP APB 14-1, the Company is amortizing the additional amount of non-cash interest expense through February of 2013 for the Notes due 2013. For the Notes due 2033, the additional amount of non-cash interest expense required to be recognized by FSP APB 14-1 had been fully recognized over the expected life as determined using the criteria of FSP APB 14-1 as of June of 2007. The remaining discount related to the Notes due 2033 represents the original discount and will be amortized through 2033 at the original rate of 3.25%.

(b)	Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component.

(c)	If-converted value amounts are for disclosure purposes only. Based on the Company’s stock price, the Notes due 2013 and the Notes due 2033 are not currently convertible.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)	For purposes of implementing FSP APB 14-1, the fair value of the liability component related to the Notes due 2013 and the Notes due 2033 was calculated based on a discount rate of 7.1% and 6.1%, respectively, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics.

(e)	Data not required by FSP APB 14-1.
     Recently issued accounting pronouncements not yet adopted: In December 2008, the FASB issued Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS-132(R)-1”), which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This FSP includes a technical amendment that requires disclosure of the net periodic benefit cost for each annual period for which a statement of income is presented. FSP FAS-132(R)-1 is effective prospectively for fiscal years ending after December 15, 2009, which will be fiscal 2009 for the Company. The Company will comply with these disclosure provisions in the Annual Report on Form 10-K for fiscal year end 2009.
     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1 (“FSP FAS-107-1 and APB-28-1”) which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, respectively. FSP-107-1 relates to fair value disclosures for all financial instruments whether recognized or not recognized in the statement of financial position at fair value. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates. APB-28-1 amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS-107-1 and APB-28-1 are effective for interim reporting periods ending after June 15, 2009, which will be second fiscal quarter of 2009 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS-107-1 and APB-28-1 on the Company’s condensed financial statements.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended
	April 3,	March 28,
(In millions)	2009	2008
		As adjusted
		(See Note 1.)
Net income	$25.7	$55.8
Change in cumulative translation adjustment	(4.5)	4.6
Change in unrecognized pension liability	0.4	0.9
Change in fair market value of derivatives	(0.7)	(0.7)

Comprehensive income	$20.9	$60.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended
	April 3,	March 28,
	2009	2008
		As adjusted
(In millions, except per share data)		(See Note 1.)
Basic Income per Share:
Net income	$25.7	$55.8

Weighted-average common shares outstanding	35.4	35.9

Net income per basic share	$0.72	$1.55

Diluted Income per Share:
Net income	$25.7	$55.8

Weighted-average common shares outstanding	35.4	35.9
Effect of dilutive securities:
Stock options and units	0.4	0.9
Convertible notes due 2033	—	3.0

Weighted-average common shares outstanding	35.8	39.8

Net income per diluted share	$0.72	$1.40
     The Notes due 2013 were originally issued in February of 2007. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for the 13 weeks ending April 3, 2009 and March 28, 2008 did not exceed the conversion price of $63.48 and, therefore, were not dilutive.
     The Notes due 2033 were originally issued in July of 2003. Based on the Company’s stock price, the Notes due 2033 are not currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock.
     As a result of the average conversion value exceeding the average accreted principal during the first quarter of 2008, the Company included 3.0 million additional shares related to the Notes due 2033 in the diluted weighted-average common shares outstanding. However, no additional shares were included in the first quarter of 2009 weighted-average common shares outstanding as the Notes due 2033 were not dilutive.
     In the 13 weeks ended April 3, 2009 and March 28, 2008, the Company issued 0.2 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units.
     As a result of the adoption of FSP APB 14-1, net income was reduced from amounts previously reported by $1.9 million ($0.05 per diluted share) for the 13 weeks ended March 28, 2008. See Note 1. for further information.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INCOME TAXES
     The effective tax rate for the 13 weeks ended April 3, 2009 is 40.3%, as compared to 35.7% for the corresponding period in 2008. The effective tax rate for the first quarter of 2008 includes a benefit of $1.6 million, or $0.04 per diluted share, related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. Excluding this tax benefit, the Company’s effective tax rate in the 13 weeks ended March 28, 2008 was 37.5%. The increase in the effective tax rate from the prior year reflects significant changes in country level profitability and the effects of tax rate differences by country.
NOTE 5. DEBT
     At April 3, 2009, the Company’s total debt outstanding was $1,056.2 million as compared to $1,102.0 million at January 2, 2009. The Company’s weighted-average cost of borrowings was 5.0% and 5.7% for the 13 weeks ended April 3, 2009 and March 28, 2008, respectively.
     On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”). The Notes due 2014 were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.5 million after deducting discounts, commissions and estimated expenses. The proceeds were used to reduce funding under Anixter Inc.’s accounts receivable securitization program and for general corporate purposes. The discount associated with the issuance is being amortized through March 2014. Issuance costs of approximately $4.7 million are being amortized through March 2014 using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.
     As a result of the adoption of FSP APB 14-1, interest expense increased for the 13 weeks ended March 28, 2008 by $3.0 million and the carrying amount of long-term debt decreased by $65.0 million at January 2, 2009. See Note 1. for further information.
NOTE 6. DERIVATIVE INSTRUMENTS
     Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K., continental Europe and Canada. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K., continental Europe and Canadian borrowings) attributable to changes in the respective benchmark interest rates. The interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.5 million net loss and $0.6 million net loss for the 13 weeks ended April 3, 2009 and March 28, 2008, respectively) reflected directly in Other Comprehensive Income, net of deferred taxes.
     As of April 3, 2009 and January 2, 2009, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At April 3, 2009 and January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million (two GBP 15 million agreements), Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would pay to transfer the interest rate agreements (i.e., exit price), was $5.6 million and $4.9 million at April 3, 2009 and January 2, 2009, respectively. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets. The impact of interest rate agreements to interest expense was minimal in the 13 weeks ended April 3, 2009 and March 28, 2008. As of April 3, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 87.3% and 66.7% of debt obligations, respectively, was fixed.
     Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company does not enter into derivative financial instruments for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. The Company’s counterparties to its derivative contracts have investment-grade or above credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.
     The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts (fair value hedges) on its reported income. The forward contracts were revalued at current foreign exchange rates, with the changes in valuation reflected directly in other income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The net impact of these foreign currency forward contracts on the income statement was insignificant in the 13 weeks ended April 3, 2009 and March 28, 2008. At April 3, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $100.2 million and $87.1 million, respectively. The fair value of these contracts are recorded as a liability of $1.4 million at April 3, 2009 compared to an asset of $0.1 million at January 2, 2009. The fair value of these contracts is included in “Other assets” and “Other liabilities” in the condensed consolidated balance sheets.
NOTE 7. PENSION PLANS
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
     Components of net periodic pension cost are as follows:

	13 Weeks Ended
	Domestic		Foreign		Total
	April 3,	March 28,	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008	2009	2008
	(In millions)
Service cost	$1.7	$1.4	$0.8	$1.4	$2.5	$2.8
Interest cost	2.7	2.5	2.0	2.7	4.7	5.2
Expected return on plan assets	(2.5)	(2.9)	(1.8)	(2.9)	(4.3)	(5.8)
Net amortization	0.9	0.1	—	—	0.9	0.1

Net periodic cost	$2.8	$1.1	$1.0	$1.2	$3.8	$2.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued
NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2009	2009
	(Unaudited)	As adjusted (See Note 1.)
Assets:
Current assets	$2,215.1	$2,349.8
Property, equipment and capital leases, net	103.3	103.5
Goodwill	457.7	458.6
Other assets	164.7	167.5

	$2,940.8	$3,079.4

Liabilities and Stockholder’s Equity:
Current liabilities	$679.8	$990.3
Subordinated notes payable to parent	6.0	14.5
Long-term debt	623.1	469.8
Other liabilities	144.4	143.6
Stockholder’s equity	1,487.5	1,461.2

	$2,940.8	$3,079.4

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	April 3,	March 28,
	2009	2008
Net sales	$1,271.2	$1,471.6
Operating income	$58.2	$102.6
Income before income taxes	$49.3	$91.7
Net income	$29.5	$52.4
NOTE 9. STOCKHOLDERS’ EQUITY
Adoption of FSP APB 14-1
     As a result of the adoption of FSP APB 14-1, stockholders’ equity increased by $37.0 million (an increase of $62.4 million capital surplus related primarily to the reclass of convertible debt and a reduction of $25.4 million retained earnings related to the cumulative effect of the adoption of the new rules) as of January 2, 2009. See Note 1. for further information.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share Repurchase
     In the 13 weeks ended March 28, 2008, the Company repurchased 0.7 million of its outstanding shares at an average cost of $55.66 per share. Purchases were made in the open market and were financed primarily from cash provided by operations. There were no such repurchases during the 13 weeks ended April 3, 2009.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At April 3, 2009, there were 0.8 million shares reserved from the 2006 Stock Incentive Plan for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     In both the 13 weeks ended April 3, 2009 and March 28, 2008, compensation expense associated with stock options and stock units was $3.5 million.
     The Company granted approximately 0.4 million stock units to employees during the first quarter of 2009. The grant-date fair value of the employee stock units was $29.41. During the first quarter of 2009, the Company granted directors approximately 14,000 stock units with a grant-date fair value of $31.68. The Company granted approximately 0.1 million stock options to employees during the first quarter of 2009, that had a grant-date fair value of $12.37 and an exercise price of $29.41. The weighted-average fair value of the stock options granted in the first quarter of 2009 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock	Risk-Free	Expected	Average
Price Volatility	Interest Rate	Dividend Yield	Expected Life
35%	2.7%	0%	7 years
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Segment information for the 13 weeks ended April 3, 2009 and March 28, 2008 was as follows (in millions):

	13 Weeks Ended
	April 3,	March 28,
	2009	2008
Net sales:
United States	$780.5	$858.4
Canada	144.0	158.4

North America	924.5	1,016.8
Europe	238.6	340.0
Emerging Markets	108.1	114.8

	$1,271.2	$1,471.6

Operating income:
United States	$39.4	$68.0
Canada	11.2	12.6

North America	50.6	80.6
Europe	(1.1)	13.9
Emerging Markets	7.4	7.0

	$56.9	$101.5

	April 3,	January 2,
	2009	2009
		As adjusted
		(See Note 1.)
Total assets:
United States	$1,736.8	$1,785.3
Canada	232.6	247.2

North America	1,969.4	2,032.5
Europe	703.6	755.7
Emerging Markets	257.5	274.2

	$2,930.5	$3,062.4

     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 13 weeks ended April 3, 2009 (in millions):

			Other
	January 2,	Acquisition	(Primarily Foreign	April 3,
	2009	Related	Exchange)	2009
United States	$331.6	$0.6	$—	$332.2
Canada	13.6	—	(0.2)	13.4

North America	345.2	0.6	(0.2)	345.6
Europe	105.0	—	(1.6)	103.4
Emerging Markets	8.4	0.2	0.1	8.7

	$458.6	$0.8	$(1.7)	$457.7

ANIXTER INTERNATIONAL INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
     This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales, operating expenses and operating income comparisons to the prior corresponding period, both worldwide, in relevant geographic segments as well as various end markets, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions and foreign exchange and copper price effects (“non-GAAP”). The Company believes that by reporting organic growth excluding the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales and ongoing operating performance between periods.
     Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
Acquisition of Businesses
     In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. The Company paid approximately $180.6 million in cash and assumed approximately $17.4 million in debt for the five companies. As a result of these acquisitions, sales were favorably affected in the 13 weeks ended April 3, 2009 by $45.3 million while operating income was negatively affected by $0.5 million.
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

ANIXTER INTERNATIONAL INC.
     In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, secondly from additional borrowings and lastly from additional equity offerings. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements. In periods when sales are decreasing, the Company will have improved cash flows due to reduced working capital requirements. During such periods, the Company will use the expanded cash flow to reduce the amount of leverage in its capital structure until such time as the outlook for improved economic conditions and growth are clear.
     Liquidity continues to be an area of intense focus throughout the investment community and the Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During the first quarter of 2009, the Company generated $88.0 million of cash flow from operations which, along with $180.5 million of net proceeds from the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”), was used to fund capital expenditures of $6.2 million and reduce short term borrowings by $204.1 million. At the end of the first quarter of 2009, the Company’s debt-to-total capital ratio was 49.1%, within our target range of 45% to 50%. Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. At the end of the first quarter of 2009, the Company had $299.4 million of available borrowing capacity under its existing committed bank agreements as well as only $5.0 million of outstanding borrowings under the $255.0 million accounts receivable securitization facility.
     While the Company’s ongoing strategy remains consistent and focused on the long term, the evolving macro environment continues to necessitate that the Company focus on cost and working capital management as opposed to concentrating primarily on sales and earnings growth. This continued shift in emphasis recognizes that with appropriate working capital management to address the slower economic environment, the Company’s business can be a strong generator of cash.
     With an expectation that global recession conditions will persist for some portion or all of 2009, the Company continues to anticipate that 2009 sales will be less than those reported for 2008. As a result, the improved cash flow that will be derived from a combination of earnings and lower working capital requirements will be used to reduce borrowings and provide improved liquidity. The Company believes that 1) this improved cash flow, 2) approximately $299 million in available, committed, unused credit lines and 3) $45 million of invested cash balances, will be sufficient to fund operations through the recession. In addition, the Company believes its liquidity position is sufficient to allow it to fund a potential put in July 2009 of its Notes due 2033 for $170.3 million and a potential non-renewal of its accounts receivable securitization facility in September 2009. At the end of the first quarter of 2009, the Company had $5 million of borrowings under this receivable securitization facility as compared to $195 million at the end of fiscal 2008. To the extent one or more of these contingencies do not occur, then excess liquidity will be used to reduce financial leverage for the near term. The Company does not anticipate that it will pursue acquisitions or any significant return of capital to shareholders until such time as the current economic conditions show clear signs of improvement and the capital markets return to a more normalized state of operation.
Cash Flow
     Net cash provided by operating activities was $88.0 million in the 13 weeks ended April 3, 2009 compared to $55.4 million in the corresponding period in 2008. The increase in cash provided by operating activities reflects $48.6 million of working capital reductions in the first quarter of 2009 associated with a decline in sales and lower copper prices.
     Consolidated net cash used in investing activities decreased to $6.5 million in the 13 weeks ended April 3, 2009 from $8.7 million in the 13 weeks ended March 28, 2008 primarily as a result of a decline in capital expenditures. Capital expenditures are expected to be approximately $28.0 million in 2009 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, invests in system upgrades and new software to support its infrastructure and warehouse equipment to meet the growth of the business.

ANIXTER INTERNATIONAL INC.
     Net cash used for financing activities was $46.7 million in the 13 weeks ended April 3, 2009 compared to $29.6 million in the corresponding period in 2008. In the 13 weeks ended April 3, 2009 the Company received net proceeds of $180.5 million from the issuance of the Notes due 2014 (net of deferred financing costs associated with the offering of $4.7 million). Using the proceeds from the bond offering together with cash generated from operations, the Company reduced other borrowings by $227.4 million during the first quarter of 2009 (primarily short term borrowings). In the corresponding period in the prior year, the Company increased borrowings by $7.5 million and repurchased approximately 0.7 million of its outstanding common shares at a total cost of $41.7 million. The first quarter of 2008 includes $3.6 million of cash from the excess income tax benefit from employee stock incentive plans. Proceeds from the issuance of common stock relating to the exercise of stock options were $0.2 million in the 13 weeks ended April 3, 2009 compared to $1.7 million in the corresponding period in 2008.
Financing
     As of April 3, 2009 and January 2, 2009, the Company’s short-term debt outstanding was $45.4 million and $249.5 million, respectively, and the Company’s long-term debt outstanding was $1,010.8 million and $852.5 million, respectively.
     On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of the Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.5 million after deducting discounts, commissions and estimated expenses. The discount associated with the issuance is being amortized through March 2014. Issuance costs of approximately $4.7 million are being amortized through March 2014 using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s condensed consolidated statement of operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 which pay interest semiannually at a rate of 1.00% per annum and the Company’s Notes due 2033 which have an aggregate principal amount at maturity of $369.1 million. The recognition and disclosure provisions of FSP APB 14-1 were effective for the Company for the first fiscal quarter of 2009.
     The effect of adopting FSP APB 14-1 on the Company’s balance sheet, statement of operations and statement of cash flows has been included in the accompanying condensed consolidated financial statements. FSP APB 14-1 requires retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings as of January 3, 2009 (the beginning of fiscal 2009 for the Company). The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 weeks ending March 28, 2008 were adjusted to reflect the period specific effect of applying the provisions of the FSP APB 14-1. The retrospective adoption of FSP APB 14-1 will result in a $12.6 million increase to annual interest expense from previously reported amounts for fiscal 2008.
     As a result of the adoption of FSP APB 14-1, interest expense increased for the 13 weeks ended March 28, 2008 by $3.0 million and the carrying amount of long-term debt decreased by $65.0 million at January 2, 2009. For further information, see Note 1. “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
     Consolidated interest expense was $14.5 million in both the 13 weeks ended April 3, 2009, and March 28, 2008. While interest rates on approximately 87% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first quarter of 2009, the Company’s weighted-average cost of borrowings declined to 5.0% in the 13 weeks ended April 3, 2009 from 5.7% in the corresponding period in the prior year. The Company’s debt-to-total capitalization decreased to 49.1% at April 3, 2009 from 50.7% at January 2, 2009.
First Quarter 2009 Results of Operations
Executive Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
     The recessionary economic conditions that produced decelerating sales growth rates throughout 2008 deepened to the point the Company reported a year-on-year decline in sales in the first quarter of 2009. As expected, year-on-year sales comparisons for the first quarter of 2009 were also negatively affected by the strengthening of the U.S. dollar that occurred early in the fourth quarter of 2008 and the substantial decline in spot market copper prices that occurred during the fourth quarter of 2008. While these negatives were partially offset by sales from businesses acquired in the second half of 2008, collectively these three factors combined to account, on a net basis, for about half of the 13.6% year-on-year decline in reported sales. Also, as expected, the Company generated good cash flow in the first quarter and anticipates that this will be sustained as the Company continues to adjust its inventory levels to correspond to the current customer demand environment.
     Sales of $1,271.2 million in the first quarter of 2009 decreased $200.4 million, or 13.6%, from $1,471.6 million in the same period in 2008. During the first few days of the quarter, the overall business climate reflected the same levels of extreme customer demand softness the Company experienced in the latter weeks of 2008. As the Company moved further into the first quarter the business rebounded, although not to the same levels experienced in the early weeks of the fourth quarter, and then stabilized throughout the last 10 weeks of the quarter. After adjusting for $99.9 million of negative foreign exchange effects, an estimated $37.7 million of negative copper prices effects and eliminating the sales of $45.3 million associated with acquisitions, the Company had an organic sales decline of approximately 7.4%. It is important to note that while the current recession, according to official government measures, started in the fourth quarter of 2007, this is the first quarter, in this recession cycle, in which the Company has reported a company-wide organic decline in sales.
     In addition to the end markets where the Company experienced organic sales declines in late 2008, this quarter’s organic sales decline reflects, for the first time in this recession cycle, negative organic sales comparisons in the Company’s North American electrical wire and cable market. In addition, while the Company still reported positive organic growth rates in its North American OEM supply and Emerging Markets businesses, those growth rates were lower than in recent periods.
     In response to the substantially lower sales levels during the fourth quarter of 2008, the Company undertook a series of actions at that time that resulted in the recognition of $8.1 million of expense related to severance costs and facility lease write-offs which are expected to yield annualized savings of approximately $14.7 million. Only a portion of this savings was realized in the first quarter of 2009 pending the actual departure of the affected employees. At the same time, the Company has continued to trim staffing and expenses in response to the changing business conditions. Operating expense control remains a high priority, and as the year progresses, the Company will continue to evaluate activity levels and productivity to ensure its expense structure is sized to meet the near-term realities of the economy while at the same time balancing the Company’s short term objectives with its longer term strategies and programs.

ANIXTER INTERNATIONAL INC.
     Primarily as a result of an organic sales decline as well as a 60 basis point decline in gross margins (due to an unfavorable sales mix) offset by a 2% reduction in organic operating expenses, operating income in the first quarter of 2009 decreased 43.9% to $56.9 million as compared to $101.5 million in the year ago quarter. Operating margins were 4.5% during the first quarter of 2009 compared to 6.9% in the first quarter of 2008. Net income in the first quarter of 2009 was $25.7 million, or $0.72 per diluted share, compared to $55.8 million, or $1.40 per diluted share, in the prior year period. Primarily due to less dilution associated with the Company’s convertible bonds, the diluted weighted-average common shares declined by 10.0% during the first quarter of 2009 versus the corresponding prior year period which produced a favorable impact on net income per diluted share.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Over the past three years, the Company’s financial performance has benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing during the first quarter of 2009, copper prices have declined from these historically high prices over the past three years. Market-based copper prices averaged approximately $1.57 per pound during the first quarter of 2009 compared to $3.53 per pound in the first quarter of 2008. As a result, sales and operating income were unfavorably affected by $37.7 million and $8.2 million, respectively.
Consolidated Results of Operations

	13 Weeks Ended
	April 3,	March 28,	Percent
	2009	2008	Change
		(In millions)
Net sales	$1,271.2	$1,471.6	(13.6)%
Gross profit	$293.3	$348.5	(15.9)%
Operating expenses	$236.4	$247.0	(4.3)%
Operating income	$56.9	$101.5	(43.9)%
     Net Sales: The Company’s net sales during the first quarter of 2009 decreased $200.4 million, or 13.6%, to $1,271.2 million from $1,471.6 million in the same period in 2008. Unfavorable effects of foreign exchange rates and lower copper prices accounted for $99.9 million and $37.7 million of the decrease, respectively, while acquisitions contributed $45.3 million to sales. Excluding these items, the Company’s net sales decreased $108.1 million, or approximately 7.4%, in the first quarter of 2009 as compared to the corresponding period in the prior year. The Company experienced strong sales growth in the Emerging Markets and North America OEM supply business. The Company also experienced continued success in expanding its presence in the security market as security related sales grew 10.6% versus the prior year first quarter.
     Gross Margins: Gross margins decreased in the first quarter of 2009 to 23.1% from 23.7% in the corresponding period in 2008 mainly due to a sales mix shift resulting from slowing sales in higher gross margin OEM Supply and electrical wire and cable sales. Gross margins were not affected in any material manner by product pricing, as product pricing overall has remained fairly stable, despite the soft macroeconomic environment. The effects of lower copper prices did, however, reduce gross profit by $8.6 million in the first quarter of 2009 as compared to the corresponding period in the prior year.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses decreased $10.6 million, or 4.3%, in the first quarter of 2009 from the corresponding period in 2008. The first quarter of 2009 operating expenses include an incremental $13.6 million related to a series of recently-completed acquisitions while changes in foreign exchange rates and copper prices decreased operating expenses by $19.9 million and $0.4 million, respectively, as compared to the first quarter of 2008. Excluding the operating expenses related to acquisitions, the effects of foreign exchange rates and copper prices, operating expenses decreased approximately $3.9 million, or 1.6%, primarily due to lower variable costs associated with the organic decline in sales and partial benefits of cost reduction actions taken in the fourth quarter of 2008. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets.
     Operating Income: Operating margins were 4.5% in the first quarter of 2009 compared to 6.9% in the first quarter of 2008. Operating income of $56.9 million decreased $44.6 million, or 43.9%, in the first quarter of 2009 from $101.5 million in the corresponding period in 2008. Recent acquisitions, unfavorable foreign exchange rates and copper prices decreased operating income by $0.5 million, $3.4 million and $8.2 million, respectively. Excluding these items, operating income decreased $32.5 million, or 32.0%, in the first quarter of 2009 compared to the corresponding period in 2008 as the effects of lower gross margins exceeded the benefits of good expense management.
     Interest Expense: Consolidated interest expense was $14.5 million in both the first quarter of 2009 and 2008. The weighted-average debt outstanding during the first quarter of 2009 was $1,151.5 million compared to $1,023.9 million in the corresponding period in 2008. The increase is driven by the issuance of the Notes due 2014, the repurchase of 0.7 million of the Company’s outstanding shares during the last year and a series of recently-completed acquisitions. With the interest rates on approximately 87% of the Company’s borrowings fixed, average cost of borrowings were 5.0% in the first quarter of 2009 as compared to 5.7% in the corresponding period in 2008.
     Other, net:

	13 Weeks Ended
	April 3,	March 28,
	2009	2008
	(In millions)
Foreign exchange	$(1.9)	$0.7
Cash surrender value of life insurance policies	(0.5)	(0.7)
Other	3.0	(0.3)

	$0.6	$(0.3)

     Due to the strengthening of the U.S. dollar primarily against currencies in the emerging markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $1.9 million in the first quarter of 2009 compared to a gain of $0.7 million in the corresponding period in 2008. Due to the weaker equity market performance, the value of Company-owned life insurance policies declined resulting in a loss of $0.5 million and $0.7 million in the first quarter of 2009 and 2008, respectively. In the first quarter of 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.
     Income Taxes: The Company’s income tax expense for the 13 weeks ended April 3, 2009 reflects an effective tax rate of 40.3% as compared to an effective rate of 35.7% in the prior year first quarter. The prior year first quarter effective rate included a benefit of $1.6 million related to foreign tax benefits associated with the recognition of net operating loss carryforwards without which the effective rate last year would have been 37.5%. The increase in the effective tax rate reflects significant changes in country level profitability and the effects of tax rate differences by country. Due to the uncertain market conditions, it is likely the mix of earnings by country will remain volatile and precise predictability of the Company’s tax rate, within a range between the high 30% and low 40% range, is difficult.

ANIXTER INTERNATIONAL INC.
North America Results of Operations

	13 Weeks Ended
	April 3,	March 28,	Percent
	2009	2008	Change
	(In millions)
Net sales	$924.5	$1,016.8	(9.1)%
Gross profit	$208.5	$238.3	(12.5)%
Operating expenses	$157.9	$157.7	0.1%
Operating income	$50.6	$80.6	(37.2)%
     Net Sales: When compared to the first quarter of 2008, North America net sales in the first quarter of 2009 decreased 9.1% to $924.5 million from $1,016.8 million. Excluding the incremental sales of $26.0 million as a result of the acquisitions of QSN and World Class, the unfavorable effects of foreign exchange rate changes of $34.3 million and unfavorable effects of copper prices of $33.8 million, North America net sales were $966.6 million in the 13 weeks ended April 3, 2009, which represents a decrease of $50.2 million, or approximately 4.9%, over the 13 weeks ended March 28, 2008.
     Sales of enterprise cabling and security solutions in North America of $493.9 million decreased $41.9 million in the first quarter of 2009, or 7.8%, compared to the first quarter of 2008. The decrease was primarily due to a decline in larger enterprise cabling projects as compared to the first quarter of 2008 offset by growth in the security market of 2.4%. Unfavorable foreign exchange rates on Canadian sales accounted for $14.8 million of the sales decline in the first quarter of 2009 versus the prior year. Including World Class sales of $7.6 million and unfavorable effects of copper prices of $33.8 million, North America electrical wire and cable sales of $281.6 million decreased $80.7 million, or 22.3%, in the first quarter of 2009 from $362.3 million in the first quarter of 2008. Unfavorable foreign exchange rates on Canadian sales accounted for $17.3 million of the sales decline in the first quarter of 2009. Excluding foreign exchange, copper prices and the acquisition of World Class, electrical and electronic wire and cable sales were down $37.2 million, or approximately 10.3%, in the first quarter of 2009 as compared to the first quarter of 2008. The organic sales decline of 10.3% reflects declines in both project and day-to-day volume within this market. Including incremental sales of $18.4 million from the acquisition of QSN, sales in the North American OEM supply market increased 25.5%, or $30.1 million, with sales to new customers added in the second half of 2008 and strong sales growth to aerospace and defense customers offsetting continuing weakness with certain customers in the industrial portion of this market who have experienced production slowdowns that have negatively impacted the Company’s sales.
     Gross Margins: Gross margins decreased to 22.5% in the first quarter of 2009 from 23.4% in the first quarter of 2008 mainly due to a sales mix shift resulting from slowing sales in higher gross margin electrical wire and cable sales. The effects of lower copper prices reduced gross profit by $6.5 million in the first quarter of 2009 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $0.2 million, or 0.1%, in the first quarter of 2009 from the first quarter of 2008. The acquisitions of QSN and World Class added $8.3 million to operating expenses and foreign exchange rate changes and copper prices decreased operating expenses by $4.5 million and $0.3 million, respectively. Excluding the operating expenses as a result of the acquisitions of QSN and World Class and the effects from changes in foreign exchange rates, operating expenses were $154.4 million in the first quarter of 2009 compared to $157.7 million in 2008, a decline of $3.3 million, or 2.1% organically.
     Operating Income: Operating margins were 5.5% in the first quarter of 2009 compared to 7.9% in the first quarter of 2008. Operating income decreased by $30.0 million, or 37.2%, in the first quarter of 2009 as compared to the first quarter of 2008. The acquisitions of QSN and World Class decreased operating income $0.5 million and unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $2.8 million and $6.2 million, respectively. Excluding these items, operating income in the first quarter of 2009 decreased $20.5 million, or 25.4%.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	April 3,	March 28,	Percent
	2009	2008	Change
	(In millions)
Net sales	$238.6	$340.0	(29.8)%
Gross profit	$59.1	$85.6	(30.9)%
Operating expenses	$60.2	$71.7	(16.0)%
Operating income	$(1.1)	$13.9	*

*	Not meaningful
     Net Sales: When compared to the first quarter of 2008, Europe net sales for the first quarter of 2009 decreased 29.8% to $238.6 million, including $54.4 million due to unfavorable foreign exchange rate changes and $3.9 million due to copper prices. Acquisitions added $17.9 million to sales in the first quarter of 2009 compared to the corresponding period in the prior year. Excluding acquisitions, copper prices and the unfavorable effects of foreign exchange rate changes, Europe net sales were $279.0 million in the first quarter of 2009, which represents a decrease of $61.0 million, or approximately 17.9%, over the first quarter of 2008. The electrical wire and cable market in Europe resulted in sales of $47.3 million in the first quarter of 2009 compared to $66.3 million in the corresponding period in the prior year. Excluding the unfavorable effects of foreign exchange rate changes and copper prices of $11.8 million and $3.9 million, respectively, Europe wire and cable sales declined 4.9% due to lower project volumes. Europe OEM supply sales in the first quarter of 2009 of $102.0 million decreased $60.0 million, or 37.1%, from $162.0 million in the first quarter of 2008. Exclusive of $26.3 million of unfavorable foreign exchange effects of a stronger U.S. dollar versus the U.K. pound sterling and sales of $17.9 million from the recent acquisitions, sales in the European OEM supply market were 31.9% lower in the first quarter of 2009 as compared to the corresponding period in 2008. Generally, the OEM supply market in Europe was negatively affected by reduced customer production schedules throughout the customer base with the recession effects particularly noticeable in the Italian and U.K. markets. Enterprise cabling and security solutions sales in Europe decreased 20.1% to $89.3 million in the first quarter of 2009 as compared to sales of $111.7 million in the first quarter of 2008. Exclusive of $16.3 million of unfavorable foreign exchange effects of a stronger U.S. dollar versus the Euro, sales in the Europe enterprise cabling and security solutions market were 5.4% lower in the first quarter of 2009 as compared to the corresponding period in 2008.
     Gross Margins: Gross margins in the first quarter of 2009 were 24.8% compared to 25.2% in the corresponding period in 2008. The decline in gross margins is primarily due to a sales mix shift resulting from slowing sales in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices reduced gross profit by $2.1 million in the first quarter of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $11.5 million, or 16.0%, in the first quarter of 2009 compared to the first quarter of 2008. Recent acquisitions increased operating expenses by $4.9 million, while foreign exchange rate changes and copper prices decreased operating expenses by $13.3 million and $0.1 million, respectively. Excluding these items, operating expenses decreased approximately $3.0 million, or 4.2%.
     Operating Income: Operating margins were negative 0.4% in the first quarter of 2009 as compared to a positive 4.1% in the first quarter of 2008. Lower operating margins on declining organic sales generated a decrease in operating income of $15.0 million in the first quarter of 2009 compared to the first quarter of 2008. Recent acquisitions decreased operating income by $0.2 million while unfavorable copper prices reduced operating income by $2.0 million. Excluding acquisitions and the impact of unfavorable copper price comparisons, operating income decreased $12.8 million in the first quarter of 2009 as compared to the corresponding period in 2008 reflecting the effects of sales declines and lower gross margins.

ANIXTER INTERNATIONAL INC.
Emerging Markets Results of Operations

	13 Weeks Ended
	April 3,	March 28,	Percent
	2009	2008	Change
	(In millions)
Net sales	$108.1	$114.8	(5.9)%
Gross profit	$25.7	$24.6	4.2%
Operating expenses	$18.3	$17.6	3.7%
Operating income	$7.4	$7.0	5.2%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2009 decreased 5.9% to $108.1 million from $114.8 million in the first quarter of 2008. Excluding the incremental sales of $1.4 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $11.2 million, the Emerging Markets net sales growth was 2.7%. Asia Pacific sales of $27.0 million declined 21.7% in the first quarter of 2009 from $34.5 million in the corresponding period in 2008. Excluding the unfavorable foreign exchange impact of $4.3 million, the Asia Pacific sales declined 9.2% as project volumes with multinational customers declined year-over-year. Inclusive of the sales related to the acquisition of QSM and $6.9 million related to the unfavorable impact from changes in foreign exchange rates, Latin America sales of $81.1 million increased $0.8 million, or 0.9%, in the first quarter of 2009 compared to the corresponding period in 2008. Excluding the acquisition and foreign exchange rate impact, Latin America sales increased $6.3 million, or 7.8%, in the first quarter of 2009 compared to the corresponding period in the prior year. The Company continues to experience overall growth in most countries within Latin America which, combined with increased market penetration and expanding product lines, is driving good year-over-year growth.
     Gross Margins: During the 13 weeks ended April 3, 2009, Emerging Markets gross margins increased to 23.7% from 21.5% in the corresponding period in 2008, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses increased $0.7 million in the first quarter of 2009, or 3.7% compared to the first quarter of 2008. QSM added $0.4 million to operating expenses while foreign exchange rate changes decreased operating expenses by $2.1 million as compared to the year ago period in 2008. Excluding the acquisition and foreign exchange rate impact, operating expenses increased $2.4 million, or 13.3%, as the Company continues to invest in initiatives to increase market penetration and expand product lines.
     Operating Income: Emerging Markets operating income increased $0.4 million, or 5.2%, in the first quarter of 2009 compared to the first quarter of 2008. The acquisition of QSM increased operating income $0.2 million and the impact of foreign exchange rates decreased operating income by $0.6 million. Operating margins in the first quarter of 2009 were 6.8% compared to 6.1% in the corresponding period in the prior year.
Critical Accounting Policies and New Accounting Pronouncements
     Other than the adoption of Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), there were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item. The Company’s counterparties to its derivative contracts have investment-grade or above credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in other income. During periods of volatile changes in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.
     The Company’s foreign currency-denominated sales were 33% in the first quarter of 2009 and 37% in the respective period in 2008. The Company’s exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar) and Europe (Euro and British Pound). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
     The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency-denominated investments are translated at the end of each period during consolidation, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The related translation adjustments are recorded in a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of other comprehensive income. Gains and losses from foreign currency transactions are included in “Other, net” in the consolidated statements of operations. Borrowings are raised in certain foreign currencies to minimize the exchange rate fluctuation risk.
     As of April 3, 2009 and January 2, 2009, the Company had a significant amount of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at April 3, 2009 and January 2, 2009, was approximately $129.2 million and $95.2 million, respectively. The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The foreign currency forward contracts are not designated as hedges for accounting purposes. At April 3, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $100.2 million and $87.1 million, respectively. The fair value of these contracts are recorded as a liability of $1.4 million and an asset of $0.1 million at April 3, 2009 and January 2, 2009, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $12.3 million and $9.2 million in the 13 weeks ended April 3, 2009 and March 28, 2008, respectively. If there were a 10 percent adverse change in the exchange rates at the end of the first quarter of 2009, the Company would record a foreign exchange loss of approximately $1.5 million based on the balance of exposure of foreign denominated assets and liabilities, net of hedges, at April 3, 2009.

ANIXTER INTERNATIONAL INC.
     The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K., continental Europe and Canada. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K., continental Europe and Canadian borrowings) attributable to changes in the respective benchmark rates. The interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.5 million net loss and $0.6 million net loss for the 13 weeks ended April 3, 2009 and March 28, 2008, respectively) reflected directly in Other Comprehensive Income, net of deferred taxes.
     As of April 3, 2009 and January 2, 2009, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At April 3, 2009 and January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million (two GBP 15 million agreements), Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars. The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The BA/CDOR swap agreement obligates the Company to pay a fixed rate of approximately 4.2% through December 2010 and the EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.
     The fair market value of outstanding interest rate agreements, which is the estimated amount that the Company would pay to transfer the interest rate agreements (i.e., exit price), was $5.6 million and $4.9 million at April 3, 2009 and January 2, 2009, respectively. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets. The impact of the settlement of interest rate agreements to interest expense was minimal in the 13 weeks ended April 3, 2009 and March 28, 2008. As of April 3, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 87.3% and 66.7% of debt obligations, respectively, was fixed. The Company prepared sensitivity analyses of its interest rate agreements assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.3 million and $0.5 million in the first quarter of 2009 and 2008, respectively.
     The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at April 3, 2009 and January 2, 2009 was $795.5 million and $564.7 million, respectively. The increase in the fair market value is due to issuance of the Notes due 2014.
     The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015 but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 4.5% and 4.7% for the 13 weeks ended April 3, 2009 and at January 2, 2009, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 4.7% for the 13 weeks ended April 3, 2009 and at January 2, 2009. Primarily as a result of the issuance of the Notes due 2014, as of April 3, 2009 and January 2, 2009, the fair value of the fixed-rate debt instruments was $351.7 million and $168.1 million, respectively.
     The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $443.8 million at April 3, 2009 from $396.6 million at January 2, 2009 due to the increase in the Company’s stock price during the first quarter of 2009. A hypothetical 10% decrease in the price of the Company’s common stock from the price at April 3, 2009 and January 2, 2009 would have reduced the fair value of its then outstanding convertible debt by $44.4 million and $39.7 million, respectively.

ANIXTER INTERNATIONAL INC.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of April 3, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 3, 2009. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.
(4)    Instruments defining the rights of security holders, including indentures.
4.1	Second Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of March 11, 2009. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated March 6, 2009, Exhibit 4.1).

4.2	Form of 10% Senior Note due 2014. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated March 6, 2009, Exhibit 4.2).
(31)  Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

May 11, 2009	By:	/s/ Robert J. Eck Robert J. Eck
President and Chief Executive Officer

May 11, 2009	By:	/s/ Dennis J. Letham Dennis J. Letham
Executive Vice President — Finance
and Chief Financial Officer