Form 10-Q
period 2009-07-03
ANIXTER INTERNATIONAL INC
filed 2009-08-07
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
          Yes ☑   No☐
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
          Yes ☐   No ☑
     At July 30, 2009, 35,304,823 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	*

Item 6.	Exhibits	38
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
(In millions, except per share amounts)	2009	2008	2009	2008
		As adjusted		As adjusted
		(See Note 1.)		(See Note 1.)
Net sales	$1,220.6	$1,616.8	$2,491.8	$3,088.4
Cost of operations:
Cost of goods sold	944.1	1,232.7	1,922.0	2,355.8
Goodwill impairment	100.0	—	100.0	—
Operating expenses	235.2	262.3	471.6	509.3

Total costs and expenses	1,279.3	1,495.0	2,493.6	2,865.1

Operating (loss) income	(58.7)	121.8	(1.8)	223.3
Other expense:
Interest expense	(17.3)	(14.3)	(31.8)	(28.8)
Other, net	(3.3)	(3.6)	(2.7)	(3.9)

(Loss) income before income taxes	(79.3)	103.9	(36.3)	190.6
Income tax expense	10.5	38.9	27.8	69.8

Net (loss) income	$(89.8)	$65.0	$(64.1)	$120.8

Net (loss) income per share:
Basic	$(2.53)	$1.84	$(1.81)	$3.39
Diluted	$(2.53)	$1.66	$(1.81)	$3.06
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2009	2009
		As adjusted
(In millions, except share amounts)	(Unaudited)	(See Note 1.)

ASSETS

Current assets:
Cash and cash equivalents	$112.8	$65.3
Accounts receivable (less allowances of $28.3 and $29.4 in 2009 and 2008, respectively)	953.5	1,051.7
Inventories	984.9	1,153.3
Deferred income taxes	46.3	41.3
Other current assets	21.6	32.8

Total current assets	2,119.1	2,344.4
Property and equipment, at cost	278.3	260.3
Accumulated depreciation	(188.7)	(174.3)

Net property and equipment	89.6	86.0
Goodwill	369.9	458.6
Other assets	165.2	173.4

	$2,743.8	$3,062.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$488.3	$582.1
Accrued expenses	142.5	161.9
Short-term debt	23.6	249.5

Total current liabilities	654.4	993.5
Long-term debt	897.3	852.5
Other liabilities	148.0	143.6

Total liabilities	1,699.7	1,989.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 35,532,501 and 35,322,126 shares issued and outstanding in 2009 and 2008, respectively	35.5	35.3
Capital surplus	249.7	243.7
Retained earnings	818.7	882.8
Accumulated other comprehensive loss:
Foreign currency translation	(21.3)	(49.3)
Unrecognized pension liability	(36.2)	(36.9)
Unrealized loss on derivatives, net	(2.3)	(2.8)

Total accumulated other comprehensive loss	(59.8)	(89.0)

Total stockholders’ equity	1,044.1	1,072.8

	$2,743.8	$3,062.4

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 3,	June 27,
	2009	2008
		As adjusted
		(See Note 1.)
	(In millions)
Operating activities:
Net (loss) income	$(64.1)	$120.8
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	100.0	—
Depreciation	11.7	12.3
Accretion of debt discount	10.3	9.1
Stock-based compensation	7.4	11.7
Amortization of intangible assets	6.7	4.2
Amortization of deferred financing costs	1.2	0.7
Deferred income taxes	(2.7)	(2.4)
Excess income tax benefit from employee stock plans	—	(5.8)
Changes in current assets and liabilities, net	188.9	(53.6)
Other, net	0.2	1.9

Net cash provided by operating activities	259.6	98.9

Investing activities:
Capital expenditures	(12.2)	(17.3)
Acquisition of businesses	(0.3)	—
Other	0.3	0.2

Net cash used in investing activities	(12.2)	(17.1)

Financing activities:
Repayment of borrowings	(667.7)	(432.5)
Proceeds from borrowings	287.2	452.5
Bond proceeds	185.2	—
Deferred financing costs	(4.8)	—
Proceeds from issuance of common stock	0.5	4.4
Payment of cash dividend	(0.3)	(0.7)
Purchases of common stock for treasury	—	(104.6)
Excess income tax benefit from employee stock plans	—	5.8

Net cash used in financing activities	(199.9)	(75.1)

Increase in cash and cash equivalents	47.5	6.7
Cash and cash equivalents at beginning of period	65.3	42.2

Cash and cash equivalents at end of period	$112.8	$48.9

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
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R), to require measurement at acquisition-date at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that measurement be recognized at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using similar criteria for assets. FSP FAS 141(R)-1 also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective as of the beginning of fiscal 2009 for the Company. The provisions of FSP FAS 141(R)-1 did not have a material impact on the Company’s condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, respectively. FSP FAS 107-1 relates to fair value disclosures for all financial instruments whether recognized or not recognized in the statement of financial position at fair value. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates. APB 28-1 amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. The expanded disclosure provisions of FSP FAS 107-1 and APB 28-1 were effective for the Company for the second fiscal quarter of 2009 and included in Note 6. “Derivative Instruments” in the Company’s condensed consolidated financial statements.
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
     The effect of adopting FSP APB 14-1 on the Company’s balance sheet, statement of operations and statement of cash flows has been included in the accompanying condensed consolidated financial statements. FSP APB 14-1 requires retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings. The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 and 26 weeks ending June 27, 2008 were adjusted from amounts previously reported to reflect the period specific effect of applying the provisions of the FSP APB 14-1.
     The retrospective adoption of FSP APB 14-1 will result in a $12.5 million increase to annual interest expense from previously reported amounts for fiscal 2008. The following tables reflect the Company’s previously reported amounts, along with adjustments required by FSP APB 14-1:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT

	13 Weeks Ended			26 Weeks Ended
	June 27, 2008			June 27, 2008
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
(In millions, except per share data)

Interest expense	$(11.1)	$(3.2)	$(14.3)	$(22.6)	$(6.2)	$(28.8)
Income tax expense	$40.2	$(1.3)	$38.9	$72.2	$(2.4)	$69.8
Net income	$66.9	$(1.9)	$65.0	$124.6	$(3.8)	$120.8

Net income per share:
Basic	$1.89	$(0.05)	$1.84	$3.50	$(0.11)	$3.39
Diluted	$1.71	$(0.05)	$1.66	$3.16	$(0.10)	$3.06

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET IMPACT (a)

	As of
	January 2, 2009
	As Reported	Adjustment	As Adjusted
	(In millions)

Other assets	$202.7	$(29.3)	$173.4
Total assets	$3,091.7	$(29.3)	$3,062.4
Long-term debt	$917.5	$(65.0)	$852.5
Other liabilities	$144.9	$(1.3)	$143.6
Total liabilities	$2,055.9	$(66.3)	$1,989.6
Capital surplus	$181.3	$62.4	$243.7
Retained earnings	$908.2	$(25.4)	$882.8
Total stockholders’ equity	$1,035.8	$37.0	$1,072.8
Total liabilities and stockholders’ equity	$3,091.7	$(29.3)	$3,062.4

(a)	At the issuance of the Notes due 2013, the Company paid $88.8 million ($54.7 million, net of deferred tax asset of $34.1 million) for a call option that will cover 4,725,900 shares of the Company’s common stock. Concurrently with the purchase of the call option, the Company sold to the counterparty for $52.0 million, a warrant to purchase 4,725,900 shares of common stock. The purchased call option has an exercise price of $63.48 per share of the Company’s common stock. The sold warrant has an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. In addition to the debt and equity adjustments related to the new rules, the adoption of FSP APB 14-1 had minor impacts on Other Assets and Other Liabilities and required the Company to reverse the aforementioned deferred tax asset associated with the Notes due 2013 with an offsetting entry to additional paid in capital.
     The following table provides additional information about the Company’s convertible debt instruments that are subject to FSP APB 14-1:

			January 2, 2009
	July 3, 2009		(as Adjusted)
	Notes due	Notes due	Notes due		Notes due
	2013	2033	2013		2033
($ and shares in millions, except conversion prices)
Carrying amount of the equity component	$53.3	$9.0	$53.3		$9.0
Principal amount of the liability component	$300.0	$369.1	$300.0		$369.1
Unamortized discount of liability component (a)	$58.1	$198.8	$65.0		$201.6
Net carrying amount of liability component	$241.9	$170.3	$235.0		$167.5
Remaining amortization period of discount (a)	44 months	—
Conversion price (a)	$63.48	$30.62		(e)		(e)
Number of shares to be issued upon conversion	4.7	5.6		(e)		(e)
Effective interest rate on liability component (d)	7.1%	6.1%		(e)		(e)
Non-cash interest cost recognized for 2009 period (b)	$6.9	$—		(e)		(e)
Cash interest cost recognized for 2009 period (b)	$1.5	$2.7		(e)		(e)
If-converted value exceeds principal amount (c)	$—	$44.3		(e)		(e)

(a)	The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. Upon adoption of FSP APB 14-1, the Company determined the expected life of the Notes due 2013 and the Notes due 2033 to be six years and four years from the issuance date, respectively. As such, for purpose of applying the provisions of FSP APB 14-1, the Company is amortizing the additional amount of non-cash interest expense through February of 2013 for the Notes due 2013. For the Notes due 2033, the additional amount of non-cash interest expense required to be recognized by FSP APB 14-1 had been fully recognized over the expected life as determined using the criteria of FSP APB 14-1 as of June of 2007. The remaining discount related to the Notes due 2033 represents the original discount and will be amortized through 2033 at the original rate of 3.25%.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component.

(c)	If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $82.52. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2009. The Notes due 2033 are convertible when the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. Based on the Company’s stock prices during the second quarter as compared to the accreted conversion price at July 3, 2009, the Notes due 2033 are currently convertible.

(d)	For purposes of implementing FSP APB 14-1, the fair value of the liability component related to the Notes due 2013 and the Notes due 2033 was calculated based on a discount rate of 7.1% and 6.1%, respectively, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics.

(e)	Data not required by FSP APB 14-1.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of this Statement is to provide further guidance for disclosures relating to the type of subsequent event (recognized versus non-recognized) and to modify the definition of when a subsequent event occurred and the date through which a subsequent event has been evaluated by management. The Company’s management defines the evaluation period for subsequent events as events or transactions that occurred after the condensed consolidated financial statement balance sheet date, but before the issuance of the Company’s condensed consolidated financial statements. The provisions of SFAS No. 165 were effective for the Company for the second fiscal quarter of 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.
     Recently issued accounting pronouncements not yet adopted: In December 2008, the FASB issued Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This FSP includes a technical amendment that requires disclosure of the net periodic benefit cost for each annual period for which a statement of income is presented. FSP FAS 132(R)-1 is effective prospectively for fiscal years ending after December 15, 2009, which will be fiscal 2009 for the Company. The Company will comply with these disclosure provisions in the Annual Report on Form 10-K for fiscal year end 2009.
     In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is designed to address the potential impacts on the provisions and application of FASB Interpretation No. 46 (revised December 2003) (FIN No. 46(R)), Consolidation of Variable Interest Entities as a result of the elimination of the qualifying special purpose entity concept in FASB Statement No. 166 (SFAS No. 166), Accounting for Transfers of Financial Assets. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, which will be the first quarter of 2010 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. The Codification will be effective for all reporting periods that end after September 15, 2009, which will be the third quarter of 2009 for the Company. The adoption of SFAS No. 168 will not have any impact on the Company’s condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. COMPREHENSIVE (LOSS) INCOME
     Comprehensive (loss) income, net of tax, consisted of the following:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2009	2008	2009	2008
		As adjusted		As adjusted
		(See Note 1.)		(See Note 1.)
Net (loss) income	$(89.8)	$65.0	$(64.1)	$120.8
Change in cumulative translation adjustment	32.5	1.5	28.0	6.1
Change in unrecognized pension liability	0.3	—	0.7	0.9
Change in fair market value of derivatives	(0.3)	2.2	(1.0)	1.5
Reclassification to earnings, net of tax of $0.6	1.5	—	1.5	—

Comprehensive (loss) income	$(55.8)	$68.7	$(34.9)	$129.3

NOTE 3. (LOSS) INCOME PER SHARE
     The following table sets forth the computation of basic and diluted (loss) income per share:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
		As adjusted		As adjusted
(In millions, except per share data)		(See Note 1.)		(See Note 1.)

Basic (Loss) Income per Share:
Net (loss) income	$(89.8)	$65.0	$(64.1)	$120.8

Weighted-average common shares outstanding	35.5	35.4	35.4	35.6

Net (loss) income per basic share	$(2.53)	$1.84	$(1.81)	$3.39

Diluted (Loss) Income per Share:
Net (loss) income	$(89.8)	$65.0	$(64.1)	$120.8

Weighted-average common shares outstanding	35.5	35.4	35.4	35.6
Effect of dilutive securities:
Stock options and units	—	0.8	—	0.9
Convertible notes due 2033	—	2.9	—	3.0

Weighted-average common shares outstanding	35.5	39.1	35.4	39.5

Net (loss) income per diluted share	$(2.53)	$1.66	$(1.81)	$3.06
     The Notes due 2013 were originally issued in February of 2007. The Notes due 2013 are not currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for both the 13 and 26 weeks ended July 3, 2009 and June 27, 2008 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were not dilutive for either of these periods.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Notes due 2033 were originally issued in July of 2003. The Notes due 2033 are currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock.
     As a result of the average conversion value exceeding the average accreted principal during both the 13 and 26 weeks ended June 27, 2008, the Company included 2.9 million and 3.0 million additional shares related to the Notes due 2033 in the diluted weighted-average common shares outstanding. During the 13 and 26 weeks ended July 3, 2009, 1.1 million and 0.6 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive.
     In the 13 weeks ended June 27, 2008, the Company issued 0.1 million shares, due to stock option exercises and vesting of stock units. During the second quarter of 2009, the shares issued related to stock option exercises and vesting of stock units were immaterial. In the 26 weeks ended July 3, 2009 and June 27, 2008, the Company issued 0.2 million and 0.4 million shares, respectively, due to stock option exercises and vesting of stock units. In both the 13 and 26 weeks ended July 3, 2009, 0.5 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive.
     As a result of the adoption of FSP APB 14-1, net income was reduced from amounts previously reported by $1.9 million ($0.05 per diluted share) for the 13 weeks ended June 27, 2008 and $3.8 million ($0.10 per diluted share) for the 26 weeks ended June 27, 2008. See Note 1. “Summary of Significant Accounting Policies” for further information.
NOTE 4. INCOME TAXES
     The second quarter of 2009 tax provision was $10.5 million as compared to $38.9 million in the corresponding period in the prior year. Exclusive of the pre-tax effects of the $100.0 million goodwill impairment charge (see Note 11. “Goodwill Impairment”), which had no tax benefits associated with it, the Company’s second quarter of 2009 effective tax rate was 50.4%.
     The tax provision for the 26 weeks ended July 3, 2009 was $27.8 million as compared to $69.8 million in the corresponding period in the prior year. Excluding the impairment charge, the Company’s effective tax rate in the 26 weeks ended July 3, 2009 was 43.6%. The effective rate for the 2008 period included a benefit of $1.6 million, related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. Excluding this tax benefit, the Company’s effective tax rate in the 26 weeks ended June 27, 2008 was 37.5%.
     The following is a reconciliation of income tax expense to the statutory corporate federal tax rate of 35% for the 26 weeks ended July 3, 2009:

26 Weeks Ended
July 3, 2009
(In millions)
Statutory tax expense (benefit)	$(12.7)
Increase in taxes resulting from:
Non-deductible goodwill impairment loss	35.0
State income taxes, net	1.1
Foreign tax effects	3.8
Other, net	0.6

Income tax expense	$27.8

     The substantial increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. DEBT
     At July 3, 2009, the Company’s total debt outstanding was $920.9 million as compared to $1,102.0 million at January 2, 2009. The Company’s weighted-average cost of borrowings was 6.8% and 5.5% for the 13 weeks ended July 3, 2009 and June 27, 2008, respectively, and 5.9% and 5.6% for the 26 weeks ended July 3, 2009 and June 27, 2008, respectively.
     On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”). The Notes due 2014 were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses. The proceeds were used to reduce funding under the accounts receivable securitization program and for general corporate purposes. The discount associated with the issuance is being amortized through March 2014. Issuance costs of approximately $4.8 million are being amortized through March 2014 using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.
     On July 23, 2009 and July 24, 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured revolving credit agreement and its accounts receivable securitization facility, respectively. See Note 13. “Subsequent Events” for further information.
NOTE 6. DERIVATIVE INSTRUMENTS
     Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates.
     As of January 2, 2009, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million (two GBP 15 million agreements), Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars.
     In June 2009, the Company cancelled one of the GBP 15 million interest rate swap agreements and the $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. As a result, the Company recorded losses of $2.1 million in the second quarter of 2009 associated with settling the liability positions on these two contracts. These losses are reflected in the “Other, net” caption on the condensed consolidated statement of operations for the 13 weeks ended July 3, 2009. The amount reclassified from “Other Comprehensive Income” was a loss of $1.5 million, net of deferred tax of $0.6 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At July 3, 2009, the Company had remaining interest rate swap agreements outstanding with a notional amount of GBP 15 million and Euro 50 million (two Euro 25 million agreements). The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.
     At July 3, 2009, the interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.2 million net loss and $2.1 million net gain for the 13 weeks ended July 3, 2009 and June 27, 2008, respectively, and $0.7 million net loss and $1.5 million net gain for the 26 weeks ended July 3, 2009 and June 27, 2008, respectively) reflected directly in Other Comprehensive Income, net of deferred taxes.
     The fair market value of outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was $3.8 million and $4.9 million at July 3, 2009 and January 2, 2009, respectively. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets. The impact of interest rate agreements on interest expense was $0.1 million and $0.2 million in the 13 and 26 weeks ended July 3, 2009, respectively. The impact of interest rate agreements on interest expense was minimal in the 13 and 26 weeks ended June 27, 2008. As of July 3, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 97.2% and 66.7% of debt obligations, respectively, was fixed.
     Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company does not enter into derivative financial instruments for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade or above credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.
     The Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts (fair value hedges) on its reported income. The fair value of the forward currency forward contracts is measured using observable market information. The forward contracts were revalued on July 3, 2009 at then-current foreign exchange rates, with the changes in valuation reflected directly in other income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant in the 13 and 26 weeks ended July 3, 2009 and June 27, 2008. At July 3, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $238.7 million and $87.1 million, respectively. The fair value of these contracts are recorded as a liability of $6.8 million and an asset of $0.3 million at July 3, 2009 compared to a liability of $0.9 million and an asset of $1.0 million at January 2, 2009. The fair value of these contracts is included in “Other assets” and “Other liabilities” in the condensed consolidated balance sheets.

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
     Components of net periodic pension cost are as follows (in millions):

	13 Weeks Ended
	Domestic		Foreign		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008	2009	2008

Service cost	$1.6	$1.4	$1.0	$1.5	$2.6	$2.9
Interest cost	2.8	2.5	2.0	2.7	4.8	5.2
Expected return on plan assets	(2.5)	(3.0)	(1.9)	(2.9)	(4.4)	(5.9)
Net amortization	1.0	0.1	(0.1)	—	0.9	0.1

Net periodic cost	$2.9	$1.0	$1.0	$1.3	$3.9	$2.3

	26 Weeks Ended
	Domestic		Foreign		Total
	July 3,	June 27,	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008	2009	2008

Service cost	$3.3	$2.8	$1.8	$2.9	$5.1	$5.7
Interest cost	5.5	5.0	4.0	5.4	9.5	10.4
Expected return on plan assets	(5.0)	(5.9)	(3.7)	(5.8)	(8.7)	(11.7)
Net amortization	1.9	0.2	(0.1)	—	1.8	0.2

Net periodic cost	$5.7	$2.1	$2.0	$2.5	$7.7	$4.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2009	2009
	(Unaudited)	As adjusted
		(See Note 1.)
Assets:
Current assets	$2,115.8	$2,349.8
Property, equipment and capital leases, net	106.6	103.5
Goodwill	369.9	458.6
Other assets	162.0	167.5

	$2,754.3	$3,079.4

Liabilities and Stockholder’s Equity:
Current liabilities	$651.9	$990.3
Subordinated notes payable to parent	4.5	14.5
Long-term debt	504.6	469.8
Other liabilities	148.0	143.6
Stockholder’s equity	1,445.3	1,461.2

	$2,754.3	$3,079.4

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net sales	$1,220.6	$1,616.8	$2,491.8	$3,088.4
Operating (loss) income	$(57.4)	$123.0	$0.8	$225.6
(Loss) income before income taxes	$(72.4)	$109.9	$(23.1)	$201.6
Net (loss) income	$(82.9)	$69.8	$(53.4)	$122.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. SEVERANCE
     In response to the fact the Company did not experience a traditional quarterly pattern of sales growth from the first to second quarter of 2009, the Company undertook expense reduction actions that resulted in $5.7 million of severance costs in the second quarter. The amount of severance reserves at the end of the second quarter of 2009 is expected to be fully paid before the end of fiscal year end 2009.
NOTE 10. STOCKHOLDERS’ EQUITY
Share Repurchase
     In the 13 and 26 weeks ended June 27, 2008, the Company repurchased 1.0 million and 1.7 million, respectively, of its outstanding shares at an average cost of $62.84 and $59.76 per share. Purchases were made in the open market and were financed primarily from cash provided by operations. There were no such repurchases during the 13 and 26 weeks ended July 3, 2009.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At July 3, 2009, there were 0.8 million shares reserved from the 2006 Stock Incentive Plan for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. In accordance with SFAS 123(R), Share-Based Payment, the fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period. During the second quarter of 2009, the Company granted directors approximately 13,000 stock units with a grant-date fair value of $37.59.
     During the 13 and 26 weeks ended July 3, 2009, compensation expense associated with stock options and stock units was $3.9 million and $7.4 million, respectively. During the 13 and 26 weeks ended June 27, 2008, compensation expense associated with stock options and stock units was $8.2 million and $11.7 million, respectively.
NOTE 11. GOODWILL IMPAIRMENT
     On an annual basis and in accordance with SFAS No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. If step one indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company’s goodwill impairment analysis is performed annually at the beginning of the third quarter. However, as a result of the continued downturn in global economic conditions, the Company’s North America, Europe and Asia Pacific reporting units experienced a severe decline in sales, margins and profitability as compared to both the prior year and the projections that were made at the end of fiscal 2008. Specifically, the recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and negative growth in the last three fiscal quarters. In 2009, the Company experienced a very flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. In fact, because of those very flat daily sales patterns, on a sequential basis, sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in sales is evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia reporting units that required an interim impairment analysis be performed under SFAS No. 142 as of the end of fiscal May 2009.
     In the first step of the impairment analysis, the Company performed valuation analyses utilizing the income approach to determine the fair value of its reporting units. The Company also considered the market approach as described in SFAS No. 157 Fair Value Measurements. Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as defined by SFAS 157. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Based on the results of the Company’s assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value while North America and Asia’s fair value exceeded the carrying value.
     Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill in Europe. In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities in accordance with SFAS No. 141(R), “Business Combinations,” as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would be an implied value attributable to goodwill of $12.1 million in the Europe reporting unit and accordingly, in the second quarter of 2009, the Company recorded a non-cash impairment charge related to the write off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.
     As of July 3, 2009, the Company does not have any material indefinite-lived intangible assets subject to the provisions of SFAS No. 142. The Company’s intangible assets include definite-lived intangibles which are primarily related to customer relationships. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company analyzed its definite-lived intangibles in the second quarter of 2009 and determined that all long-lived assets would be recoverable.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
     In the second quarter of 2009, the Company recorded a $100.0 million non-cash goodwill impairment charge related to its European segment. See Note 11. “Goodwill Impairment” for further information.
     Segment information for the 13 and 26 weeks ended July 3, 2009 and June 27, 2008 was as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net sales:
United States	$751.5	$925.2	$1,532.0	$1,783.6
Canada	150.1	185.1	294.1	343.5

North America	901.6	1,110.3	1,826.1	2,127.1
Europe	218.5	366.0	457.1	706.0
Emerging Markets	100.5	140.5	208.6	255.3

	$1,220.6	$1,616.8	$2,491.8	$3,088.4

Operating (loss) income:
United States	$30.5	$72.0	$69.9	$140.0
Canada	11.0	19.6	22.2	32.2

North America	41.5	91.6	92.1	172.2
Europe	(107.0)	19.5	(108.1)	33.4
Emerging Markets	6.8	10.7	14.2	17.7

	$(58.7)	$121.8	$(1.8)	$223.3

	July 3,	January 2,
	2009	2009
		As adjusted
		(See Note 1.)
Total assets:
United States	$1,677.7	$1,785.3
Canada	229.0	247.2

North America	1,906.7	2,032.5
Europe	592.6	755.7
Emerging Markets	244.5	274.2

	$2,743.8	$3,062.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 26 weeks ended July 3, 2009 (in millions):

			Other
	January 2,	Acquisition	(Primarily Foreign		July 3,
	2009	Related	Exchange)	Impairment	2009

United States	$331.6	$2.0	$—	$—	$333.6
Canada	13.6	—	0.7	—	14.3

North America	345.2	2.0	0.7	—	347.9
Europe	105.0	2.8	4.5	(100.0)	12.3
Emerging Markets	8.4	0.3	1.0	—	9.7

	$458.6	$5.1	$6.2	$(100.0)	$369.9

NOTE 13. SUBSEQUENT EVENTS
     The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through August 7, 2009, the date on which the Financial Statements were issued, and has identified the following events.
     On July 23, 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured revolving credit agreement. The following key changes have been made to the revolving credit agreement:
•	The consolidated fixed charge coverage ratio (as defined) has been amended to require minimum coverage of 2.25 times through September 30, 2010 (previously 3.00 times), 2.50 times from October 2010 through December 2011 (previously 3.00 times) and 3.00 times thereafter.

•	Anixter Inc. will be required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to prepay, purchase or redeem indebtedness of Anixter International Inc.

•	Anixter Inc. will be permitted to upstream funds to Anixter International Inc. for payment of dividends and share repurchases to a maximum of $150 million plus 50 percent of Anixter Inc.’s cumulative net income from the date of the amendment forward.

•	The ratings based pricing grid has been adjusted such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba2, is now Libor plus 250 basis points on all borrowings (previously Libor plus 75 basis points on the first $350 million borrowed and Libor plus 100 basis point on the next $100 million borrowed).

•	The size of the facility has been reduced from $450 million to $350 million.
     All other material terms and conditions of the revolving credit facility remain unchanged, including the April 2012 maturity.
     On July 24, 2009, Anixter Inc. also renewed its accounts receivable securitization program for a new 364-day period ending in July of 2010. As a part of the renewal, the size of the facility has been reduced from $255 million to $200 million to bring it in-line with the size of the current receivable collateral base. The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 150 basis points (previously CP plus 95 basis points). Unused capacity fees increased from 45 to 55 basis points to 85 to 95 basis points. All other material terms and conditions remain unchanged.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On July 31, 2009, the Company amended its $40.0 million (Canadian dollar) Credit Facility. The agreement, dated July 31, 2009, is among Anixter Canada Inc., a subsidiary of the Company’s primary operating subsidiary, Anixter Inc., and The Bank of Nova Scotia. The key change to the credit facility is the adjustment of the ratings based pricing grid such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba2, is now the Banker Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) plus 250 basis points (previously 75 basis points). In addition, the Applicable Margin for Canadian Dollar Prime Rate Advances is now 150 basis points (previously 15 basis points). All other material terms and conditions of the credit facility remain unchanged, including the maturity.
     On July 31, 2009, the Company issued a press release that announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. The Company noted that all previously announced share repurchase programs had been completed.

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
     This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales, comparisons to the prior corresponding period, both worldwide and in relevant geographic segments, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions and foreign exchange and copper price effects (“non-GAAP”). The Company believes that by reporting organic growth excluding the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales.
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
Acquisition of Businesses
     In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. The Company paid approximately $180.6 million in cash and assumed approximately $17.4 million in debt for the five companies. As a result of these acquisitions, sales were favorably affected in the 13 and 26 weeks ended July 3, 2009 by $41.1 million and $86.4 million, respectively, while operating income was negatively affected by $1.4 million and $1.9 million, respectively.
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
     Liquidity continues to be an area of intense focus throughout the investment community and the Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During the 26 weeks ended July 3, 2009, the Company generated $259.6 million of cash flow from operations which, along with $180.4 million of net proceeds from the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”), was used to fund capital expenditures of $12.2 million and reduce bank revolver and accounts receivable securitization borrowings by $380.5 million. In the 26 weeks ended July 3, 2009, the Company’s debt-to-total capital ratio was 46.9%, within our target range of 45% to 50%. Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. Subsequent to the second quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its revolving credit agreement and renewed its accounts receivable securitization program. Based on the recently amended credit agreement, the Company has approximately $309 million in available, committed, unused credit lines and only $5 million of borrowings under the recently renewed $200 million accounts receivable facility was outstanding as of July 3, 2009 as compared to $195 million outstanding at the end of fiscal 2008.
     While the Company’s ongoing strategy remains consistent and focused on the long term, the evolving macroeconomic environment continues to necessitate that the Company focus on cost and working capital management as opposed to concentrating primarily on sales and earnings growth. This continued shift in emphasis recognizes that with appropriate working capital management to address the slower economic environment, the Company’s business can be a strong generator of cash. The Company expects that global recession conditions will persist for some portion or all of 2009 and anticipates that 2009 sales will be less than those reported for 2008. As a result, the Company expects continued strong cash flow which, combined with current cash balances and available credit facilities, will provide more than ample liquidity to support the business through 2009 and beyond.
Cash Flow
     Net cash provided by operating activities was $259.6 million in the 26 weeks ended July 3, 2009 compared to $98.9 million in the corresponding period in 2008. The increase in cash provided by operating activities reflects $188.9 million of working capital reductions in the first half of 2009 associated with a decline in sales and lower copper prices.
     Consolidated net cash used in investing activities decreased to $12.2 million in the 26 weeks ended July 3, 2009 from $17.1 million in the 26 weeks ended June 27, 2008 primarily as a result of a decline in capital expenditures. Capital expenditures are expected to be approximately $25.0 million in 2009 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and invests in system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash used for financing activities was $199.9 million in the 26 weeks ended July 3, 2009 compared to $75.1 million in the corresponding period in 2008. In the 26 weeks ended July 3, 2009 the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs of $4.8 million associated with the offering). Using the proceeds from the note offering together with cash generated from operations, the Company reduced other borrowings by $380.5 million during the first half of 2009 (primarily short term borrowings). In the corresponding period in the prior year, the Company increased borrowings by $20.0 million and repurchased approximately 1.7 million of its outstanding common shares at a total cost of $104.6 million. The first half of 2008 includes $5.8 million of cash from the excess income tax benefit from employee stock incentive plans. Proceeds from the issuance of common stock relating to the exercise of stock options were $0.5 million in the 26 weeks ended July 3, 2009 compared to $4.4 million in the corresponding period in 2008.

ANIXTER INTERNATIONAL INC.
Financing
     As of July 3, 2009 and January 2, 2009, the Company’s short-term debt outstanding was $23.6 million and $249.5 million, respectively, and the Company’s long-term debt outstanding was $897.3 million and $852.5 million, respectively.
     On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of the Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses. The discount associated with the issuance is being amortized through March 2014. Issuance costs of approximately $4.8 million are being amortized through March 2014 using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s condensed consolidated statement of operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 which pay interest semiannually at a rate of 1.00% per annum and the Company’s Notes due 2033 which have an aggregate principal amount at maturity of $369.1 million. The recognition and disclosure provisions of FSP APB 14-1 were effective for the Company for the second fiscal quarter of 2009.
     The effect of adopting FSP APB 14-1 has been included in the accompanying condensed consolidated financial statements. FSP APB 14-1 requires retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings. The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 and 26 weeks ending June 27, 2008 were adjusted from amounts previously reported to reflect the period specific effect of applying the provisions of the FSP APB 14-1. The retrospective adoption of FSP APB 14-1 will result in a $12.5 million increase to annual interest expense from previously reported amounts for fiscal 2008.
     As a result of the adoption of FSP APB 14-1, interest expense increased for the 13 and 26 weeks ended June 27, 2008 by $3.2 million and $6.2 million, respectively, and the carrying amount of long-term debt decreased by $65.0 million at January 2, 2009 from amounts previously reported. For further information, see Note 1. “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
     Consolidated interest expense was $17.3 million and $31.8 million in the 13 and 26 weeks ended July 3, 2009, respectively, as compared to $14.3 million and $28.8 million in the corresponding periods in 2008. While interest rates on approximately 97.2% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first half of 2009, the Company’s weighted-average cost of borrowings increased to 6.8% in the 13 weeks ended July 3, 2009 from 5.5% in the corresponding period in the prior year. The Company’s debt-to-total capitalization decreased to 46.9% at July 3, 2009 from 50.7% at January 2, 2009.

ANIXTER INTERNATIONAL INC.
     Subsequent to the second quarter of 2009, Anixter Inc. amended its revolving credit agreement and renewed its accounts receivable securitization program. Based on the recently amended credit agreement, the Company has approximately $309 million in available, committed, unused credit lines and only $5 million of borrowings under the recently renewed $200 million accounts receivable facility was outstanding as of July 3, 2009 as compared to $195 million outstanding at the end of fiscal 2008. See Note 13. “Subsequent Events” in the notes to the condensed consolidated financial statements for further information.
Second Quarter 2009 Results of Operations
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
     Sales of $1,220.6 million in the second quarter of 2009 decreased $396.2 million, or 24.5%, from $1,616.8 million in the same period in 2008. After adjusting for $76.2 million of negative foreign exchange effects, an estimated $50.7 million of negative copper prices effects and eliminating the sales of $41.1 million associated with acquisitions, the Company had an organic sales decline of approximately 19.2%. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines.
     The recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and negative growth in the last three fiscal quarters. The Company experienced a very flat daily sales trend through the first and second quarters of 2009. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. In fact, because of those very flat daily sales patterns, on a sequential basis, sales were actually down from the first quarter of 2009 due to the number of holidays in the second quarter as compared to the holiday-free first quarter.
     When the second quarter of 2009 sequential drop in sales is evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Further, and as expected, year-on-year sales comparisons for the second quarter of 2009 were negatively affected by the strengthening of the U.S. dollar and the substantial decline in spot market copper prices that has occurred since the second quarter of 2008. While these negatives were partially offset by sales from businesses acquired in the second half of 2008, collectively these three factors combined to account, on a net basis, for about 6 percentage points of the reported 25 percentage point year-on-year decline in sales.
     The Company generated strong cash flow in the second quarter. As expected in a period of economic softness, this was achieved through a combination of the lower working capital requirements associated with further declines in sales, both organic as well as the deflationary effects of lower copper prices, and aggressive working capital management. The Company anticipates that it will continue to generate solid cash flow through the balance of the year.
     In response to the fact the Company did not experience a traditional quarterly pattern of sales growth from the first to second quarter of 2009, the Company undertook additional expense reduction actions that resulted in $5.7 million of severance costs in the second quarter which are expected to yield annualized savings of approximately $28.0 million. The savings associated with these actions will be realized beginning in the second half of 2009 pending the actual timing of departure of the affected employees. Operating expense control remains a high priority, and as the year progresses, the Company will continue to evaluate activity levels and productivity to ensure its expense structure is sized to meet the near-term realities of the economy while at the same time balancing the Company’s short term objectives with its longer term strategies and programs.

ANIXTER INTERNATIONAL INC.
     The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Primarily as a result of the impairment charge, an organic sales decline, lower gross profit dollars as a result of lower copper prices, as well as a 110 basis point decline in gross margins (due to an unfavorable sales mix) offset by a 10.3% reduction in operating expenses, operating income decreased from $121.8 million in the year ago quarter to an operating loss of $58.7 million in the second quarter of 2009. As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 4.8% in the second quarter of 2009 compared to 7.5% in the second quarter of 2008. The impairment charge reduced operating margins by 8.2% in the second quarter.
     The Company’s net loss in the second quarter of 2009 was $89.8 million, or $2.53 per diluted share, compared to net income of $65.0 million, or $1.66 per diluted share, in the prior year period. The impairment charge of $100.0 represented a loss per share of $2.82 in the second quarter of 2009. The current quarter’s fully diluted net loss per share benefited from an approximately 9 percent drop in the fully diluted share count, as the net loss results in common stock equivalents and convertible bonds being anti-dilutive.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates. From 2005 through the third quarter of 2008, the Company’s financial performance has benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing through the second quarter of 2009, copper prices have declined from the historically high prices over the past three years. Market-based copper prices averaged approximately $2.15 per pound during the second quarter of 2009 compared to $3.80 per pound in the second quarter of 2008. As a result, sales and operating income were unfavorably affected by $50.7 million and $10.8 million, respectively.
Consolidated Results of Operations

	13 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$1,220.6	$1,616.8	(24.5)%
Gross profit	$276.5	$384.1	(28.0)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$235.2	$262.3	(10.3)%
Operating (loss) income	$(58.7)	$121.8	nm
nm — not meaningful
     Net Sales: The Company’s net sales during the second quarter of 2009 decreased $396.2 million, or 24.5%, to $1,220.6 million from $1,616.8 million in the same period in 2008. Unfavorable effects of foreign exchange rates and lower copper prices accounted for $76.2 million and $50.7 million of the decrease, respectively, while acquisitions contributed $41.1 million to sales. Excluding these items, the Company’s net sales decreased $310.4 million, or approximately 19.2%, in the second quarter of 2009 as compared to the corresponding period in the prior year. All geographic segments, as well as all end markets reported year-on-year sales declines.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased in the second quarter of 2009 to 22.7% from 23.8% in the corresponding period in 2008 mainly due to slowing sales in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 33% as compared to a worldwide organic sales decline of 19%. In addition, the higher gross margin end market, OEM supply, reported year-on-year organic sales declines of 31% as compared to the Company-wide organic sales decline of 19%. Sales in lower gross margin end markets, such as enterprise cabling and security, reported an organic sales decline of 16%. Gross margins were not affected in any material manner by product pricing. While overall product pricing has remained fairly stable, there has been increased manufacturer discounting and competitive pressure in certain product areas. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $11.3 million as compared to the year ago quarter.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $27.1 million, or 10.3%, in the second quarter of 2009 from the corresponding period in 2008. The second quarter of 2009 operating expenses include an incremental $13.3 million related to a series of recently-completed acquisitions and $5.7 million of severance costs while changes in foreign exchange rates and copper prices decreased operating expenses by $16.1 million and $0.5 million, respectively, as compared to the second quarter of 2008. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and partial benefits of cost reduction actions taken in the fourth quarter of 2008. Core operating expenses remain controlled in relation to the current economic environment while being balanced with maintaining core competencies and continuing to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets. The decline in operating expenses also reflects the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 4.8% in the second quarter of 2009 compared to positive 7.5% in the second quarter of 2008. The impairment charge reduced operating margins by 8.2% in the second quarter. Inclusive of the impairment charge, operating losses of $58.7 million in the second quarter of 2009 compare to operating income of $121.8 million in the corresponding period in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices increased the Company’s second quarter of 2009 operating loss by $1.4 million, $1.3 million and $10.8 million, respectively.
     Interest Expense: Consolidated interest expense was $17.3 million in the second quarter of 2009 as compared to $14.3 million in the second quarter of 2008. Since fiscal year-end 2008, the Company has used its strong cash flow generation to reduce borrowings by $195.3 million while increasing invested cash balances by $41.3 million. However, in the current quarter the Company’s average cost of borrowings rose to 6.8% versus 5.5% in the year ago quarter due to the higher costs associated with a new senior note offering in March of 2009 and lower average short-term borrowings which have lower interest rates. At the end of the second quarter, approximately 97.2% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.
     Other, net:

	13 Weeks Ended
	July 3,	June 27,
	2009	2008
	(In millions)
Foreign exchange	$(2.1)	$(2.4)
Cash surrender value of life insurance policies	1.4	(0.6)
Settlement of interest rate swaps	(2.1)	—
Other	(0.5)	(0.6)

	$(3.3)	$(3.6)

ANIXTER INTERNATIONAL INC.
     Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $2.1 million in the second quarter of 2009 compared to $2.4 million in the corresponding period in 2008. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $1.4 million in the second quarter of 2009 compared to a loss of $0.6 in the corresponding period in 2008. In the second quarter of 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings.
     Income Taxes: The second quarter tax provision, exclusive of the pre-tax effects of the goodwill impairment charge, which had no tax benefits associated with it, was 50.4%. This tax rate reflects a revised 2009 full year outlook for an effective tax rate of approximately 43.6%. The prior year second quarter effective rate was 37.5%. The substantial increase in the effective tax rate reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability. Predicting the Company’s tax rate remains difficult due to uncertain market conditions and volatility in the mix of earnings by country.
North America Results of Operations

	13 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$901.6	$1,110.3	(18.8)%
Gross profit	$199.2	$259.3	(23.2)%
Operating expenses	$157.7	$167.7	(6.0)%
Operating income	$41.5	$91.6	(54.7)%
     Net Sales: When compared to the second quarter of 2008, North America net sales in the second quarter of 2009 decreased 18.8% to $901.6 million from $1,110.3 million. Excluding the incremental sales of $23.3 million as a result of the acquisitions of QSN and World Class, the unfavorable effects of foreign exchange rate changes of $25.5 million and unfavorable effects of copper prices of $47.6 million, North America net sales were $951.4 million in the 13 weeks ended July 3, 2009, which represents a decrease of $158.9 million, or approximately 14.3%, over the 13 weeks ended June 27, 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes and more recent declines in the aerospace end market which resulted in lower OEM supply sales as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins decreased to 22.1% in the second quarter of 2009 from 23.4% in the second quarter of 2008 mainly due to a sales mix shift resulting from slowing sales in higher gross margin electrical wire and cable and OEM supply sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $10.1 million in the second quarter of 2009 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $10.0 million, or 6.0%, in the second quarter of 2009 from the second quarter of 2008. The acquisitions of QSN and World Class added $8.0 million to operating expenses and foreign exchange rate changes and copper prices decreased operating expenses by $3.4 million and $0.5 million, respectively. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008.
     Operating Income: Operating margins were 4.6% in the second quarter of 2009 compared to 8.3% in the second quarter of 2008. Operating income decreased by $50.1 million, or 54.7%, in the second quarter of 2009 as compared to the second quarter of 2008. The acquisitions of QSN and World Class decreased operating income $0.6 million and unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $1.8 million and $9.6 million, respectively.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$218.5	$366.0	(40.3)%
Gross profit	$52.4	$94.0	(44.2)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$59.4	$74.5	(20.3)%
Operating (loss) income	$(107.0)	$19.5	nm

nm — not meaningful
     Net Sales: When compared to the second quarter of 2008, Europe net sales decreased 40.3% to $218.5 million in the second quarter of 2009, including $40.5 million due to unfavorable foreign exchange rate changes and $3.1 million due to copper prices. Acquisitions added $16.6 million to sales in the second quarter of 2009 compared to the corresponding period in the prior year. Excluding acquisitions, copper prices and the unfavorable effects of foreign exchange rate changes, Europe net sales were $245.5 million in the second quarter of 2009, which represents a decrease of $120.5 million, or approximately 32.9%, over the second quarter of 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes which resulted in lower OEM supply sales as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins in the second quarter of 2009 were 24.0% compared to 25.7% in the corresponding period in 2008. The decline in gross margins is primarily due to relatively greater declines in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $1.2 million in the second quarter of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $15.1 million, or 20.3%, in the second quarter of 2009 compared to the second quarter of 2008. Recent acquisitions increased operating expenses by $5.0 million, while foreign exchange rate changes decreased operating expenses by $11.1 million. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 49.0% in the second quarter of 2009 compared to positive 5.3% in the second quarter of 2008. The impairment charge reduced operating margins by 45.8% in the second quarter. Inclusive of the impairment charge, operating losses of $107.0 million in the second quarter of 2009 compare to operating income of $19.5 million in the corresponding period in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $0.8 million and $1.2 million, respectively. Foreign exchange reduced Europe’s operating loss by $1.3 million in the second quarter of 2009.

ANIXTER INTERNATIONAL INC.
Emerging Markets Results of Operations

	13 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$100.5	$140.5	(28.4)%
Gross profit	$24.9	$30.8	(19.0)%
Operating expenses	$18.1	$20.1	(10.0)%
Operating income	$6.8	$10.7	(36.0)%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2009 decreased 28.4% to $100.5 million from $140.5 million in the second quarter of 2008. Excluding the incremental sales of $1.2 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $10.2 million, Emerging Markets net sales declined 22.1%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.
     Gross Margins: During the 13 weeks ended July 3, 2009, Emerging Markets gross margins increased to 24.8% from 21.9% in the corresponding period in 2008, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses decreased $2.0 million in the second quarter of 2009, or 10.0% compared to the second quarter of 2008. QSM added $0.3 million to operating expenses while foreign exchange rate changes decreased operating expenses by $1.6 million as compared to the year ago period in 2008. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales.
     Operating Income: Emerging Markets operating income decreased $3.9 million, or 36.0%, in the second quarter of 2009 compared to the second quarter of 2008. The impact of foreign exchange rates decreased operating income by $0.8 million. Operating margins in the second quarter of 2009 were 6.8% compared to 7.6% in the corresponding period in the prior year.
Year-to-Date 2009 Results of Operations
Executive Overview
     The recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and deepened to the point the Company reported a year-on-year decline in sales in the last three fiscal quarters. As expected, year-on-year sales comparisons for the first half of 2009 were also negatively affected by the strengthening of the U.S. dollar that occurred early in the fourth quarter of 2008 and the substantial decline in spot market copper prices that occurred during the fourth quarter of 2008. While these negatives were partially offset by sales from businesses acquired in the second half of 2008, collectively these three factors combined to account for about one-third of the 13.6% year-on-year decline in reported sales. The Company generated strong cash flow in the first half of 2009. As expected in a period of economic softness, this was achieved through a combination of the lower working capital requirements associated with further declines in sales, both organic as well as the deflationary effects of lower copper prices, and aggressive working capital management. The Company anticipates that it will continue to generate solid cash flow through the balance of the year.

ANIXTER INTERNATIONAL INC.
     Sales of $2,491.8 million in the 26 weeks ended July 3, 2009 decreased $596.6 million, or 19.3%, from $3,088.4 million in the same period in 2008. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines. The extreme softness in customer demand experienced by the Company late in the fourth quarter of 2008 carried into early 2009. As the Company moved further into the year the business rebounded, although not to the same levels experienced in the early weeks of the fourth quarter, and then stabilized throughout the last 23 weeks of the fiscal period ended July 3, 2009. After adjusting for $176.1 million of negative foreign exchange effects, an estimated $88.4 million of negative copper prices effects and eliminating the sales of $86.4 million associated with acquisitions, the Company had an organic sales decline of approximately 13.6%. While the current recession, according to official government measures, started in the fourth quarter of 2007, the Company did not report a company-wide organic decline in sales until 2009.
     In addition to the end markets where the Company experienced organic sales declines in late 2008, this year’s organic sales decline reflects, for the first time in this recession cycle, negative organic sales comparisons in the Company’s North American electrical wire and cable market. In addition, while the Company still reported positive organic growth rates for the first half of 2009 in its North American OEM supply, those growth rates were lower than in recent periods.
     In response to the fact the Company did not experience a traditional quarterly pattern of sales growth from the first to second quarter of 2009, the Company undertook additional expense reduction actions that resulted in $5.7 million of severance costs in the second quarter which are expected to yield annualized savings of approximately $28.0 million. The savings associated with these actions will be realized beginning in the second half of 2009 pending the actual timing of departure of the affected employees. Operating expense control remains a high priority, and as the year progresses, the Company will continue to evaluate activity levels and productivity to ensure its expense structure is sized to meet the near-term realities of the economy while at the same time balancing the Company’s short term objectives with its longer term strategies and programs.
     The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations in the second quarter of 2009. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Primarily as a result of the impairment charge, an organic sales decline, lower gross profit dollars as a result of lower copper prices, as well as an 80 basis point decline in gross margins (due to an unfavorable sales mix) offset by a 7.4% reduction in operating expenses, operating income decreased from $223.3 million in the year ago period to an operating loss of $1.8 million in the first half of 2009. As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 0.1% in the first half of 2009 compared to 7.2% in the year ago period. The impairment charge reduced operating margins by 4.0% in the first half of 2009.
     The Company’s net loss in the first half of 2009 was $64.1 million, or $1.81 per diluted share, compared to net income of $120.8 million, or $3.06 per diluted share, in the prior year period. The impairment charge of $100.0 million represented a loss per share of $2.82 in the first half of 2009. The 26 weeks ended July 3, 2009 fully diluted net loss per share benefited from an approximately 10 percent drop in the fully diluted share count, as the net loss results in common stock equivalents and convertible bonds being anti-dilutive.

ANIXTER INTERNATIONAL INC.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase results in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. From 2005 through the third quarter of 2008, the Company’s financial performance has benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing through the second quarter of 2009, copper prices have declined from these historically high prices over the past three years. Market-based copper prices averaged approximately $1.86 per pound during the first half of 2009 compared to $3.67 per pound in the corresponding period in 2008. As a result, sales and operating income were unfavorably affected by $88.4 million and $19.0 million, respectively.
Consolidated Results of Operations

	26 Weeks Ended
	July 3,	June 28,	Percent
	2009	2008	Change
	(In millions)
Net sales	$2,491.8	$3,088.4	(19.3)%
Gross profit	$569.8	$732.6	(22.2)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$471.6	$509.3	(7.4)%
Operating (loss) income	$(1.8)	$223.3	nm

nm — not meaningful
     Net Sales: The Company’s net sales during the first half of 2009 decreased $596.6 million, or 19.3%, to $2,491.8 million from $3,088.4 million in the same period in 2008. A series of recently-completed acquisitions resulted in $86.4 million of incremental sales while unfavorable effects of foreign exchange rates reduced sales by $176.1 million and the decline in copper prices reduced sales by $88.4 million in the 26 weeks ended July 3, 2009 as compared to the year ago period. Excluding the acquisitions, the unfavorable copper price impact and the unfavorable effects of foreign exchange rates, the Company’s net sales decreased $418.5 million, or approximately 13.6%, in the 26 weeks ended July 3, 2009 as compared to the prior year. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply), reported year-on-year sales declines.
     Gross Margins: Gross margins decreased in the 26 weeks ended July 3, 2009 to 22.9% compared to 23.7% in the corresponding period in 2008 mainly due to relatively greater declines in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 25.7% organically as compared to the Company-wide organic decline in sales of 13.6%. At the same time, lower gross margin end markets, such as enterprise cabling and security, reported a much lower worldwide organic sales decline as compared to the 13.6% Company-wide organic sales decline. Gross margins were not affected in any material manner by product pricing. While overall product pricing has remained fairly stable we have seen increased manufacturer discounting and competitive pressure in certain product areas. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $19.9 million as compared to the year ago quarter.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $37.7 million, or 7.4%, in the first half of 2009 from the corresponding period in 2008. The first half of 2009 operating expenses include an incremental $26.9 million related to a series of recently-completed acquisitions and $6.4 million of severance costs while changes in foreign exchange rates and copper prices decreased operating expenses by $36.0 million and $0.9 million, respectively, as compared to the first half of 2008. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and partial benefits of cost reduction actions taken in the fourth quarter of 2008. Core operating expenses remain controlled in relation to the current economic environment while being balanced with maintaining core competencies and continuing to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets. The decline in operating expenses also reflects the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 0.1% in the first half of 2009 compared to positive 7.2% in the corresponding period in 2008. The impairment charge reduced operating margins by 4.0% in the 26 weeks ended July 3, 2009. Inclusive of the impairment charge, operating losses of $1.8 million in the first half of 2009 compares to operating income of $223.3 million in the corresponding period in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices increased the Company’s year-to-date operating loss by $1.9 million, $4.7 million and $19.0 million, respectively.
     Interest Expense: Consolidated interest expense was $31.8 million for the first half of 2009 as compared to $28.8 million in 2008. Since fiscal year-end 2008, the Company has used its strong cash flow generation to reduce borrowings by $380.5 million while increasing invested cash balances by $41.3 million. However, in the first half of 2009 the Company’s average cost of borrowings rose to 5.9% versus 5.6% in the corresponding period in the prior year due to the higher costs associated with a new senior note offering in March of 2009 and lower average short-term borrowings which have lower interest rates. At the end of the second quarter, approximately 97.2% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.
     Other, net expense:

	26 Weeks Ended
	July 3,	June 27,
	2009	2008
	(In millions)
Foreign exchange	$(4.0)	$(1.7)
Settlement of interest rate swaps	(2.1)	—
Cash surrender value of life insurance policies	0.9	(1.3)
Other	2.5	(0.9)

	$(2.7)	$(3.9)

     Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $4.0 million in the first half of 2009 compared to $1.7 million in the corresponding period in 2008. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $0.9 million in the first half of 2009 compared to a loss of $1.3 million in the corresponding period in 2008. In the first half of 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In the first quarter of 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

ANIXTER INTERNATIONAL INC.
     Income Taxes: The tax provision for the 26 weeks ended July 3, 2009 was $27.8 million as compared to $69.8 million in the corresponding period in the prior year. Excluding the impairment charge, the Company’s effective tax rate in the 26 weeks ended July 3, 2009 was 43.6%. The effective rate for the 2008 period included a benefit of $1.6 million, related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. Excluding this tax benefit, the Company’s effective tax rate in the 26 weeks ended June 27, 2008 was 37.5%. The substantial increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.
North America Results of Operations

	26 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$1,826.1	$2,127.1	(14.1)%
Gross profit	$407.7	$497.6	(18.1)%
Operating expenses	$315.6	$325.4	(3.0)%
Operating income	$92.1	$172.2	(46.5)%
     Net Sales: When compared to the corresponding period in 2008, North America net sales for the 26 weeks ended July 3, 2009 decreased 14.1% to $1,826.1 million. Excluding the unfavorable effects of foreign exchange rate changes of $59.8 million, sales related to the recent acquisitions of $49.3 million and the unfavorable impact of copper prices of $81.4 million, North America net sales were $1,918.0 million in the 26 weeks ended July 3, 2009, which represents a decrease of $209.1 million, or approximately 9.8%, compared to the corresponding period in 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes and more recent declines in the aerospace end market which resulted in lower OEM supply sales as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins decreased to 22.3% in the first half of 2009 from 23.4% in the corresponding period in the prior year mainly due to a sales mix shift resulting from slowing sales in higher gross margin electrical wire and cable and OEM supply sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $16.6 million in the first half of 2009.
     Operating Expenses: Operating expenses decreased $9.8 million, or 3.0%, in the first half of 2009 from the year ago period in 2008. Foreign exchange rate changes decreased operating expenses by $7.9 million. Recent acquisitions increased operating expense by $16.3 million and the impact of copper prices decreased operating expenses by $0.8 million. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008.
     Operating Income: Operating margins were 5.0% in the 26 weeks ended July 3, 2009 as compared to 8.1% in the corresponding period in 2008. Operating income decreased $80.1 million, or 46.5%, in the first half of 2009 as compared to the corresponding period in 2008. The acquisitions of QSN and World Class decreased operating income $1.1 million and unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $4.6 million and $15.8 million, respectively.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	26 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$457.1	$706.0	(35.3)%
Gross profit	$111.5	$179.6	(37.9)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$119.6	$146.2	(18.2)%
Operating (loss) income	$(108.1)	$33.4	nm

nm — not meaningful
     Net Sales: When compared to the corresponding period in 2008, Europe net sales for the 26 weeks ended July 3, 2009 decreased 35.3% to $457.1 million. Excluding $94.9 million due to unfavorable foreign exchange rate changes, $7.0 million due to unfavorable effects of copper prices and incremental sales of $34.5 million due to acquisitions, Europe net sales were $524.5 million in the 26 weeks ended July 3, 2009, which represents a decrease of $181.5 million, or approximately 25.7%, over the corresponding period in 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes which resulted in lower OEM supply sales as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins decreased to 24.4% in the 26 weeks ended July 3, 2009 from 25.4% for the same period in 2008. The decline in gross margins is primarily due to a sales mix shift resulting from slowing sales in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $3.3 million in the first half of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $26.6 million, or 18.2%, in the first half of 2009 compared to the corresponding period in the prior year. Recent acquisitions increased operating expenses by $9.9 million, while foreign exchange rate changes decreased operating expenses by $24.4 million. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 23.7% in the first half of 2009 compared to positive 4.7% in the first half of 2008. The impairment charge reduced operating margins by 21.9% in the first half of 2009. Inclusive of the impairment charge, operating losses of $108.1 million in the first half of 2009 compare to operating income of $33.4 million in the corresponding period in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $1.0 million and $3.2 million, respectively. Foreign exchange reduced Europe’s operating loss by $1.3 million in the first half of 2009.
Emerging Markets Results of Operations

	26 Weeks Ended
	July 3,	June 27,	Percent
	2009	2008	Change
	(In millions)
Net sales	$208.6	$255.3	(18.3)%
Gross profit	$50.6	$55.4	(8.7)%
Operating expenses	$36.4	$37.7	(3.6)%
Operating (loss) income	$14.2	$17.7	(19.7)%

ANIXTER INTERNATIONAL INC.
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first half of 2009 decreased 18.3% to $208.6 million from $255.3 million in the first half of 2008. Excluding the incremental sales of $2.6 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $21.4 million, Emerging Markets net sales declined 10.9%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.
     Gross Margins: During the 26 weeks ended July 3, 2009, Emerging Markets’ gross margins increased to 24.2% from 21.7% in the corresponding period in 2008, primarily due to a favorable product mix between countries.
     Operating Expenses: Operating expenses decreased $1.3 million in the 26 weeks ended July 3, 2009, or 3.6% compared to the prior year period. Unfavorable foreign exchange rate changes decreased operating expenses by $3.7 million in the first half of 2009 as compared to the corresponding period in 2008. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales.
     Operating Income: Emerging Markets operating income decreased $3.5 million, or 19.7%, in the 26 weeks ended July 3, 2009 compared to the corresponding period in 2008. Operating margins decreased to 6.8% from 6.9% in 2008. Exchange rate changes had a $1.4 million unfavorable impact on operating income.
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

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade or above credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in other income. During periods of volatile changes in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.
     The Company’s foreign currency-denominated sales were 36% in the second quarter of 2009 and 37% in the respective period in 2008. The Company’s exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar) and Europe (Euro and British Pound). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
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
     As of July 3, 2009 and January 2, 2009, the Company had a significant amount of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at July 3, 2009 and January 2, 2009, was approximately $277.2 million and $95.2 million, respectively. The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The foreign currency forward contracts are not designated as hedges for accounting purposes. At July 3, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $238.7 million and $87.1 million, respectively. The fair value of these contracts are recorded as a liability of $6.8 million and an asset of $0.3 million at July 3, 2009 compared to a liability of $0.9 million and an asset of $1.0 million at January 2, 2009. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $26.1 million and $14.9 million in the 13 weeks ended July 3, 2009 and June 27, 2008, respectively. If there were a 10 percent adverse change in the exchange rates at the end of the second quarter of 2009, the Company would record a foreign exchange gain of approximately $4.8 million based on the balance of exposure of foreign denominated assets and liabilities, net of hedges, at July 3, 2009.

ANIXTER INTERNATIONAL INC.
     The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K., and continental Europe borrowings) attributable to changes in the respective benchmark interest rates.
     As of January 2, 2009, the Company utilized interest rate agreements that effectively fix or cap, for a period of time, the GBP London Interbank Offered Rate (“GBP-LIBOR”), the EUR Interbank Offered Rate (“EUR-IBOR”) and the Bankers Acceptance/Canadian Dollar Offered Rate (“BA/CDOR”) components of the interest rates on a portion of its floating-rate obligations denominated in those currencies. At January 2, 2009, the Company had interest rate swap agreements outstanding with a notional amount of GBP 30 million (two GBP 15 million agreements), Euro 50 million (two Euro 25 million agreements) and $20 million Canadian dollars.
     In June 2009, the Company cancelled one of the GBP 15 million interest rate swap agreements and the $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. As a result, the Company recorded losses of $2.1 million in the second quarter of 2009 associated with settling the liability positions on these two contracts. These losses are reflected in the “Other, net” caption on the condensed consolidated statement of operations for the 13 weeks ended July 3, 2009. The amount reclassified from “Other Comprehensive Income” was a loss of $1.5 million, net of deferred tax of $0.6 million.
     At July 3, 2009, the Company had remaining interest rate swap agreements outstanding with a notional amount of GBP 15 million and Euro 50 million (two Euro 25 million agreements). The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.
     At July 3, 2009, the interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.2 million net loss and $2.1 million net gain for the 13 weeks ended July 3, 2009 and June 27, 2008, respectively, and $0.7 million net loss and $1.5 million net gain for the 26 weeks ended July 3, 2009 and June 27, 2008, respectively) reflected directly in Other Comprehensive Income, net of deferred taxes.
     The fair market value of outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was $3.8 million and $4.9 million at July 3, 2009 and January 2, 2009, respectively. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets. The impact of interest rate agreements on interest expense was $0.1 million and $0.2 million in the 13 and 26 weeks ended July 3, 2009, respectively. The impact of interest rate agreements on interest expense was minimal in the 13 and 26 weeks ended June 27, 2008. As of July 3, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 97.2% and 66.7% of debt obligations, respectively, was fixed. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.3 million and $1.0 million in the second quarter of 2009 and 2008, respectively.
     The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at July 3, 2009 and January 2, 2009 was $846.4 million and $564.7 million, respectively. The increase in the fair market value is due to issuance of the Notes due 2014.

ANIXTER INTERNATIONAL INC.
     The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 3.8% and 4.7% at July 3, 2009 and at January 2, 2009, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 4.1% and 4.7% at July 3, 2009 and at January 2, 2009, respectively. Primarily as a result of the issuance of the Notes due 2014, as of July 3, 2009 the fair value of the fixed-rate debt instruments increased to $372.2 million from $168.1 million at January 2, 2009, respectively.
     The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $474.2 million at July 3, 2009 from $396.6 million at January 2, 2009 due to the increase in the Company’s stock price during the second quarter of 2009. A hypothetical 10% decrease in the price of the Company’s common stock from the price at July 3, 2009 and January 2, 2009 would have reduced the fair value of its then outstanding convertible debt by $47.4 million and $39.7 million, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of July 3, 2009 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2009. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the Annual Meeting of Stockholders held May 12, 2009, the Directors of the Company were elected as follows:

	VOTES
	FOR	WITHHELD
Lord James Blyth	15,602,496	18,354,923
Frederic F. Brace	33,900,608	56,811
Linda Walker Bynoe	33,905,114	52,305
Robert L. Crandall	33,900,365	57,054
Robert J. Eck	33,657,423	299,996
Robert W. Grubbs, Jr.	15,781,760	18,175,659
F. Philip Handy	33,621,631	335,788
Melvyn N. Klein	33,624,394	333,025
George Munoz	33,908,892	48,527
Stuart M. Sloan	33,625,987	331,432
Thomas C. Theobald	32,849,394	1,108,025
Matthew Zell	17,430,139	16,527,280
Samuel Zell	30,856,801	3,100,618
     At this Annual Meeting, the Company’s ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2009 was approved by a vote of 33,748,130 shares “for” and 190,824 shares “against” with 18,967 shares abstaining.

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.
(10)	Material Contracts.

10.1	Amendment No. 2, dated July 23, 2009, to Amended and Restated Five-Year Revolving Credit Agreement dated April 20, 2007, as amended as of September 26, 2007, among Anixter Inc., Bank of America, N.A., as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated July 28, 2009, Exhibit 10.1).

10.2	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated July 24, 2009, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated July 28, 2009, Exhibit 10.2).

10.3	Amendment No. 4 to Amended and Restated Receivables Sale Agreement, dated July 24, 2004, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated July 28, 2009, Exhibit 10.3).

10.4	Second Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 31, 2009, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K dated August 4, 2009, Exhibit 10.1).

(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
August 7, 2009	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

August 7, 2009	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer