Form 10-Q
period 2009-10-02
ANIXTER INTERNATIONAL INC
filed 2009-11-06
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
     At October 30, 2009, 34,367,304 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	39
EX-10.1.A
EX-10.1.B
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	No reportable information under this item.
This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “contemplates,” “estimates,” “plans,” “projects,” “should,” “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier or customer relationships, technology changes, economic and currency risks, new or changed competitors, risks associated with inventory, commodity price fluctuations, risks associated with the integration of recently acquired companies and the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
		As adjusted		As adjusted
(In millions, except per share amounts)		(See Note 1.)		(See Note 1.)
Net sales	$1,273.0	$1,589.6	$3,764.8	$4,678.0
Cost of operations:
Cost of goods sold	984.8	1,216.9	2,906.8	3,572.7
Goodwill impairment	—	—	100.0	—
Operating expenses	229.8	254.8	701.4	764.1

Total costs and expenses	1,214.6	1,471.7	3,708.2	4,336.8

Operating income	58.4	117.9	56.6	341.2
Other (expense) income:
Interest expense	(17.4)	(15.1)	(49.2)	(43.9)
Other, net	0.7	(5.2)	(2.0)	(9.1)

Income before income taxes	41.7	97.6	5.4	288.2
Income tax expense	19.6	37.9	47.4	107.7

Net income (loss)	$22.1	$59.7	$(42.0)	$180.5

Net income (loss) per share:
Basic	$0.63	$1.70	$(1.19)	$5.09
Diluted	$0.61	$1.53	$(1.19)	$4.59
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	January 2,
	2009	2009
		As adjusted
(In millions, except share amounts)	(Unaudited)	(See Note 1.)
ASSETS

Current assets:
Cash and cash equivalents	$167.6	$65.3
Accounts receivable (less allowances of $30.3 and $29.4 in 2009 and 2008, respectively)	979.1	1,051.7
Inventories	938.7	1,153.3
Deferred income taxes	47.5	41.3
Other current assets	24.1	32.8

Total current assets	2,157.0	2,344.4
Property and equipment, at cost	276.1	260.3
Accumulated depreciation	(186.9)	(174.3)

Net property and equipment	89.2	86.0
Goodwill	355.3	458.6
Other assets	181.9	173.4

	$2,783.4	$3,062.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$536.9	$582.1
Accrued expenses	159.0	161.9
Short-term debt	9.7	249.5

Total current liabilities	705.6	993.5
Long-term debt	885.9	852.5
Other liabilities	147.1	143.6

Total liabilities	1,738.6	1,989.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,593,424 and 35,322,126 shares issued and outstanding in 2009 and 2008, respectively	34.6	35.3
Capital surplus	248.1	243.7
Retained earnings	806.9	882.8
Accumulated other comprehensive loss:
Foreign currency translation	(7.1)	(49.3)
Unrecognized pension liability	(35.6)	(36.9)
Unrealized loss on derivatives, net	(2.1)	(2.8)

Total accumulated other comprehensive loss	(44.8)	(89.0)

Total stockholders’ equity	1,044.8	1,072.8

	$2,783.4	$3,062.4

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	October 2,	September 26,
	2009	2008
		As adjusted
		(See Note 1.)
	(In millions)
Operating activities:
Net (loss) income	$(42.0)	$180.5
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	100.0	—
Depreciation	18.1	18.6
Accretion of debt discount	15.8	13.7
Stock-based compensation	11.4	15.0
Amortization of intangible assets	10.0	6.6
Amortization of deferred financing costs	2.1	1.1
Deferred income taxes	(4.3)	(3.6)
Gain on retirement of debt	(1.2)	—
Excess income tax benefit from employee stock plans	—	(10.2)
Changes in current assets and liabilities, net	285.8	(133.8)
Other, net	(2.1)	2.7

Net cash provided by operating activities	393.6	90.6

Investing activities:
Capital expenditures	(17.8)	(25.6)
Acquisition of businesses	(0.3)	(118.7)
Other	0.3	0.3

Net cash used in investing activities	(17.8)	(144.0)

Financing activities:
Repayment of borrowings	(713.4)	(679.0)
Proceeds from borrowings	314.4	831.1
Bond proceeds	185.2	—
Purchases of common stock for treasury	(34.9)	(104.6)
Retirement of debt — debt component	(13.4)	—
Retirement of debt — equity component	(5.6)	—
Deferred financing costs	(6.7)	(0.5)
Proceeds from issuance of common stock	1.2	9.7
Payment of cash dividend	(0.3)	(0.7)
Excess income tax benefit from employee stock plans	—	10.2

Net cash (used in) provided by financing activities	(273.5)	66.2

Increase in cash and cash equivalents	102.3	12.8
Cash and cash equivalents at beginning of period	65.3	42.2

Cash and cash equivalents at end of period	$167.6	$55.0

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
     Recently issued and adopted accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement that defines the new hierarchy for U.S. Generally Accepted Accounting Principles (“GAAP”) and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. The Codification was effective for the Company beginning in the third fiscal quarter of 2009. The adoption of the new statement has changed how the Company references various elements of GAAP when preparing Anixter’s financial statement disclosures, but did not have an impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued a new accounting statement on subsequent events. The objective of this statement is to provide further guidance for disclosures relating to the type of subsequent event (recognized versus non-recognized) and to modify the definition of when a subsequent event occurred and the date through which a subsequent event has been evaluated by management. The Company’s management defines the evaluation period for subsequent events as events or transactions that occurred after the balance sheet date, but before the issuance of the Company’s condensed consolidated financial statements. The provisions of the new statement were effective for the Company beginning in the second fiscal quarter of 2009 and did not have a material impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued new accounting guidance on interim disclosures about the fair value of financial instruments. The guidance enhances consistency in financial reporting by requiring qualitative and quantitative information about fair value estimates of all financial instruments on a quarterly basis. The expanded disclosure provisions were effective for the Company beginning in the second fiscal quarter of 2009 and are included in Note 7. “Fair Value Measurements” in the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued new accounting guidance related to contingencies in a business combination, which amends and clarifies previously issued accounting rules, that require measurement of fair value at the acquisition date if fair value can be reasonably determined and provides guidance on how to make that determination. It also amends the subsequent measurement and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The new guidance was effective as of the beginning of fiscal 2009 for the Company. The provisions of the new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
     In November 2008, the FASB ratified a new accounting rule that clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The new rule requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The new rule was effective for the Company at the beginning of fiscal 2009. The provisions of the new accounting rule did not have a material impact on the Company’s condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In May 2008, the FASB issued new guidance related to convertible debt instruments. The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s condensed consolidated statement of operations. These provisions impacted the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) which pay interest semiannually at a rate of 1.00% per annum and the Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) which have an aggregate principal amount at maturity of $337.7 million as of October 2, 2009. The recognition and disclosure provisions of this new rule were effective for the Company for the first fiscal quarter of 2009.
     The effect of adopting the new rule on the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows has been included in the accompanying condensed consolidated financial statements. The accounting guidance required retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings. The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 and 39 weeks ending September 26, 2008 were adjusted from amounts previously reported to reflect the period specific effect of applying the provisions of the new rule.
     The retrospective adoption of the new accounting rule will result in a full fiscal 2008 increase to annual interest expense of $12.6 million from previously reported amounts. The following tables reflect the Company’s amounts previously reported, along with adjustments required by the new accounting guidance:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS IMPACT

	13 Weeks Ended			39 Weeks Ended
	September 26, 2008			September 26, 2008
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
(In millions, except per share data)
Interest expense	$(12.0)	$(3.1)	$(15.1)	$(34.6)	$(9.3)	$(43.9)
Income tax expense	$39.0	$(1.1)	$37.9	$111.2	$(3.5)	$107.7
Net income	$61.7	$(2.0)	$59.7	$186.3	$(5.8)	$180.5

Net income per share:
Basic	$1.75	$(0.05)	$1.70	$5.25	$(0.16)	$5.09
Diluted	$1.58	$(0.05)	$1.53	$4.73	$(0.14)	$4.59
CONDENSED CONSOLIDATED BALANCE SHEET IMPACT (a)

	As of
	January 2, 2009
	As Reported	Adjustment	As Adjusted
		(In millions)
Other assets	$202.7	$(29.3)	$173.4
Total assets	$3,091.7	$(29.3)	$3,062.4
Long-term debt	$917.5	$(65.0)	$852.5
Other liabilities	$144.9	$(1.3)	$143.6
Total liabilities	$2,055.9	$(66.3)	$1,989.6
Capital surplus	$181.3	$62.4	$243.7
Retained earnings	$908.2	$(25.4)	$882.8
Total stockholders’ equity	$1,035.8	$37.0	$1,072.8
Total liabilities and stockholders’ equity	$3,091.7	$(29.3)	$3,062.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	At the issuance of the Notes due 2013, the Company paid $88.8 million ($54.7 million, net of deferred tax asset of $34.1 million) for a call option that will cover 4,725,900 shares of the Company’s common stock. Concurrently with the purchase of the call option, the Company sold to the counterparty for $52.0 million, a warrant to purchase 4,725,900 shares of common stock. The purchased call option has an exercise price of $63.48 per share of the Company’s common stock. The sold warrant has an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. In addition to the debt and equity adjustments, the adoption of the new accounting guidance had minor impacts on “Other assets” and “Other liabilities” and required the Company to reverse the aforementioned deferred tax asset associated with the Notes due 2013 with an offsetting entry to additional paid in capital.
     The following table provides additional information about the Company’s convertible debt instruments that are subject to the new accounting rule:

			January 2, 2009
	October 2, 2009		(as Adjusted)
	Notes due	Notes due	Notes due		Notes due
($ and shares in millions, except conversion prices)	2013	2033	2013		2033
Carrying amount of the equity component	$53.3	$3.4	$53.3		$9.0
Principal amount of the liability component	$300.0	$337.7	$300.0		$369.1
Unamortized discount of liability component (a)	$54.5	$180.7	$65.0		$201.6
Net carrying amount of liability component	$245.5	$157.0	$235.0		$167.5
Remaining amortization period of discount (a)	41 months	—
Conversion price (a)	$63.48	$30.86		(e)		(e)
Number of shares to be issued upon conversion	4.7	5.1		(e)		(e)
Effective interest rate on liability component (d)	7.1%	6.1%		(e)		(e)
Non-cash interest cost recognized for 2009 period (b)	$10.5	$—		(e)		(e)
Cash interest cost recognized for 2009 period (b)	$2.2	$4.1		(e)		(e)
If-converted value exceeds principal amount (c)	$—	$38.8		(e)		(e)

(a)	The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. Upon adoption of the new accounting rule, the Company determined the expected life of the Notes due 2013 and the Notes due 2033 to be six years and four years from the issuance date, respectively. As such, for purpose of applying the provisions of the new rule, the Company is amortizing the additional amount of non-cash interest expense through February of 2013 for the Notes due 2013. For the Notes due 2033, the additional amount of non-cash interest expense required to be recognized under the new guidance had been fully recognized over the expected life as determined using the criteria of the new rule as of June of 2007. The remaining discount related to the Notes due 2033 represents the original discount and will be amortized through 2033 at the original rate of 3.25%.

(b)	Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component.

(c)	If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $82.52. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2009. The Notes due 2033 are convertible when the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. Based on the Company’s stock prices during the third quarter as compared to the accreted conversion price at October 2, 2009, the Notes due 2033 are not currently convertible.

(d)	For purposes of implementing the new accounting rule, the fair value of the liability component related to the Notes due 2013 and the Notes due 2033 was calculated based on a discount rate of 7.1% and 6.1%, respectively, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics.

(e)	Data not required by the new accounting rule.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In March 2008, the FASB issued a new accounting statement on disclosures about derivatives and hedging activities. The purpose of this statement is to expand disclosure requirements and provide an enhanced understanding of why an entity uses derivative instruments, how the entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the entity’s financial statements. The expanded disclosure provisions under this statement were effective for the Company for the first fiscal quarter of 2009 and included in Note 6. “Derivative Instruments” in the Company’s condensed consolidated financial statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement on business combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement was effective as of the beginning of fiscal year 2009 for the Company. The provisions of this statement did not have a material impact on the Company’s condensed consolidated financial statements.
     Recently issued accounting pronouncements not yet adopted: In June 2009, the FASB issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The new statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, which will be the first quarter of fiscal 2010 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of the new statement on the Company’s condensed consolidated financial statements.
     In December 2008, the FASB issued new accounting guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The new guidance includes a technical amendment that requires disclosure of the net periodic benefit cost for each annual period for which a statement of income is presented. The new provisions are effective prospectively for fiscal years ending after December 15, 2009, which will be fiscal 2009 for the Company. The Company will comply with these disclosure provisions in the Annual Report on Form 10-K for fiscal year end 2009.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
		As adjusted		As adjusted
(In millions)		(See Note 1.)		(See Note 1.)
Net income (loss)	$22.1	$59.7	$(42.0)	$180.5
Change in cumulative translation adjustment	14.2	(30.2)	42.2	(24.1)
Change in unrecognized pension liability	0.6	0.3	1.3	1.2
Change in fair market value of derivatives (a)	0.2	(1.6)	0.7	(0.1)

Comprehensive income	$37.1	$28.2	$2.2	$157.5

(a)	Includes $1.7 million, net of tax of $0.7 million, reclassified to earnings primarily related to the settlement of interest rate swaps.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per share:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
		As adjusted		As adjusted
(In millions, except per share data)		(See Note 1.)		(See Note 1.)
Basic Income (Loss) per Share:
Net income (loss)	$22.1	$59.7	$(42.0)	$180.5

Weighted-average common shares outstanding	34.9	35.2	35.3	35.5

Net income (loss) per basic share	$0.63	$1.70	$(1.19)	$5.09

Diluted Income (Loss) per Share:
Net income (loss)	$22.1	$59.7	$(42.0)	$180.5

Weighted-average common shares outstanding	34.9	35.2	35.3	35.5
Effect of dilutive securities:
Stock options and units	0.5	0.8	—	0.8
Convertible notes due 2033	0.8	3.0	—	3.0
Convertible notes due 2013	—	0.1	—	—

Weighted-average common shares outstanding	36.2	39.1	35.3	39.3

Net income (loss) per diluted share	$0.61	$1.53	$(1.19)	$4.59
     The Notes due 2013 were originally issued in February of 2007. The Notes due 2013 are not currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for the 13 and 39 weeks ended October 2, 2009 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were not dilutive for either of these periods. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share during the third quarter of 2008, 0.1 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding. A minimal amount of additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding for the 39 weeks ended September 26, 2008.
     The Notes due 2033 were originally issued in July of 2003. The Notes due 2033 are not currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. As a result of the conversion value exceeding the accreted principal during the 13 weeks ended October 2, 2009, 0.8 million additional shares were included in the diluted weighted-average common shares outstanding. However, during the 39 weeks ended October 2, 2009, 0.7 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive. As a result of the conversion value exceeding the accreted principal during 2008, 3.0 million additional shares related to the Notes due 2033 were included in the diluted weighted-average common shares outstanding for both the 13 and 39 weeks ended September 26, 2008.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In the 13 weeks ended October 2, 2009 and September 26, 2008, the Company issued 0.1 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units. In the 39 weeks ended October 2, 2009 and September 26, 2008, the Company issued 0.3 million and 0.7 million shares, respectively, due to stock option exercises and vesting of stock units. As a result of the Company’s recognition of a net loss in the 39 weeks ended October 2, 2009, 0.5 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive.
     As a result of the adoption of new accounting rules related to convertible debt instruments, net income was reduced by $2.1 million ($0.06 per diluted share) for the 13 weeks ended October 2, 2009 and $6.2 million ($0.18 per diluted share) for the 39 weeks ended October 2, 2009. Net income was reduced from amounts previously reported by $2.0 million ($0.05 per diluted share) for the 13 weeks ended September 26, 2008 and $5.8 million ($0.14 per diluted share) for the 39 weeks ended September 26, 2008. See Note 1. “Summary of Significant Accounting Policies” for further information.
NOTE 4. INCOME TAXES
     The third quarter tax provision was $19.6 million compared to $37.9 million in the corresponding period of last year. The effective tax rate for the 13 weeks ended October 2, 2009 was 47.1% as compared to 38.8% in the prior year period.
     The tax provision for the 39 weeks ended October 2, 2009 was $47.4 million as compared to $107.7 million in the corresponding period in the prior year. Exclusive of the pre-tax effects of the $100.0 million goodwill impairment charge (see Note 12. “Goodwill Impairment”), which had no tax benefits associated with it, the Company’s effective tax rate was 45.0% for the 39 weeks ended October 2, 2009. The effective tax rate for the 39 weeks ended September 26, 2008 was 37.4% inclusive of $1.6 million of net tax benefits, or $0.04 per diluted share, related to the reversal in the first quarter of 2008 for valuation allowances associated with certain foreign net operating loss carryforwards. Excluding this tax benefit, the Company’s effective tax rate in the 39 weeks ended September 26, 2008 was 37.9%.
     The following is a reconciliation of income tax expense to the statutory corporate federal tax rate of 35.0% for the 39 weeks ended October 2, 2009:

39 Weeks Ended
October 2, 2009
(In millions)
Statutory tax expense	$1.9
Increase in taxes resulting from:
Non-deductible goodwill impairment loss	35.0
State income taxes, net	2.2
Foreign tax effects	7.4
Other, net	0.9

Income tax expense	$47.4

     The substantial increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pre-tax income base and significant changes in country level profitability.
NOTE 5. DEBT
     At October 2, 2009, the Company’s total debt outstanding was $895.6 million as compared to $1,102.0 million at January 2, 2009. The Company’s weighted-average cost of borrowings was 7.7% and 5.3% for the 13 weeks ended October 2, 2009 and September 26, 2008, respectively, and 6.4% and 5.5% for the 39 weeks ended October 2, 2009 and September 26, 2008, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During the third quarter of 2009, the Company repurchased a portion of its Notes due 2033 for approximately $19.0 million using proceeds from cash generated from operating activities. In connection with the repurchase of these notes and in accordance with the new fair value accounting rules for convertible debt instruments, the Company reduced the accreted value of debt in the condensed consolidated balance sheet by $14.6 million and recorded a reduction to equity of $5.6 million (reflecting the fair value of the conversion option at the time of repurchase). The repurchase resulted in the recognition of a pre-tax gain of $1.2 million which was recorded in “Other, net” on the consolidated statement of operations in the third quarter of fiscal 2009.
     On July 23, 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its senior unsecured revolving credit agreement. The following key changes have been made to the revolving credit agreement:
•	The consolidated fixed charge coverage ratio (as defined in the amended revolving credit agreement) has been amended to require minimum coverage of 2.25 times through September 30, 2010 (previously 3.00 times), 2.50 times from October 2010 through December 2011 (previously 3.00 times) and 3.00 times thereafter.
•	Anixter Inc. will be required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to upstream funds to the Company to prepay, purchase or redeem indebtedness.
•	Anixter Inc. will be permitted to upstream funds to the Company for payment of dividends and share repurchases up to a maximum amount of $150 million plus 50% of Anixter Inc.’s cumulative net income from the date of the amendment forward. In the third quarter of 2009, the Company repurchased 1.0 million shares for $34.9 million.
•	The ratings-based pricing grid has been adjusted such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba2, is Libor plus 250 basis points on all borrowings (previously Libor plus 75 basis points on the first $350 million borrowed and Libor plus 100 basis point on the next $100 million borrowed).
•	The size of the facility was reduced from $450 million to $350 million.
     All other material terms and conditions of the revolving credit facility were unchanged, including the April, 2012 maturity date.
     On July 24, 2009, Anixter Inc. also renewed its accounts receivable securitization program for a new 364-day period ending in July of 2010. As a part of the renewal, the size of the facility was reduced from $255 million to $200 million to bring it in line with the size of the current receivable collateral base. The renewed program carries an all-in drawn borrowings cost of Commercial Paper (“CP”) plus 150 basis points (previously CP plus 95 basis points). Unused capacity fees increased from 45 to 55 basis points to 85 to 95 basis points. All other material terms and conditions were unchanged.
     On March 11, 2009, Anixter Inc. completed the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”). The Notes due 2014 were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses. The proceeds were used to reduce funding under the accounts receivable securitization program and for general corporate purposes. The discount associated with the issuance is being amortized through March 2014. Issuance costs of approximately $4.8 million are being amortized through March 2014 using the effective interest method. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. DERIVATIVE INSTRUMENTS
     Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates.
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
     In June 2009, the Company cancelled one of the GBP 15 million interest rate swap agreements and the $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. As a result, the Company recorded pre-tax losses of $2.1 million in the second quarter of 2009 associated with settling the liability positions on these two contracts. These losses are reflected in the “Other, net” caption on the condensed consolidated statement of operations for the 39 weeks ended October 2, 2009. The amount reclassified from “Other Comprehensive Income” was a loss of $1.5 million, net of deferred tax of $0.6 million.
     At October 2, 2009, the Company had remaining interest rate swap agreements outstanding with a notional amount of GBP 15 million and Euro 50 million (two Euro 25 million agreements). The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.
     At October 2, 2009, the interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.1 million net gain and $1.6 million net loss for the 13 weeks ended October 2, 2009 and September 26, 2008, respectively, and $0.6 million net loss and $0.1 million net loss for the 39 weeks ended October 2, 2009 and September 26, 2008, respectively) reflected directly in Other Comprehensive Income, all amounts net of associated deferred taxes.
     The interest rate agreements increased interest expense by $0.7 million and $1.9 million in the 13 and 39 weeks ended October 2, 2009, respectively. The impact of interest rate agreements on interest expense was minimal in the 13 and 39 weeks ended September 26, 2008. As of October 2, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 99.1% and 66.7% of debt obligations, respectively, was fixed.
     Foreign currency forward contracts: The Company uses foreign currency forward contracts to reduce its exposure to adverse fluctuations in foreign exchange rates. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company does not enter into derivative financial instruments for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts (fair value hedges) on its reported income. The forward contracts were revalued on October 2, 2009 at then-current foreign exchange rates, with the changes in valuation reflected directly in other income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant in the 13 and 39 weeks ended October 2, 2009 and September 26, 2008. At October 2, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $236.9 million and $87.1 million, respectively.
NOTE 7. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
•	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•	Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
     Interest rate swaps: The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was $3.7 million and $4.9 million at October 2, 2009 and January 2, 2009, respectively. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described above. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets.
     Foreign currency forward contracts: The fair value of the Company’s foreign currency forward contracts are recorded as a liability of $7.8 million and an asset of $1.5 million at October 2, 2009 compared to a liability of $0.9 million and an asset of $1.0 million at January 2, 2009. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy described above. The fair value of these contracts is included in “Other assets” and “Other liabilities” in the condensed consolidated balance sheets.
     Debt: The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). At October 2, 2009, the Company’s carrying value of its fixed rate debt and convertible debt instruments was $789.0 million as compared to $602.5 million at January 2, 2009. The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at October 2, 2009 and January 2, 2009 was $866.5 million and $564.7 million, respectively.
     The carrying value of the Company’s nonconvertible fixed rate debt was $386.5 million and $200.0 million at October 2, 2009 and January 2, 2009, respectively. The increase in the fair market value is due to issuance of the Notes due 2014. Primarily as a result of the issuance of the Notes due 2014, as of October 2, 2009 the fair value of the fixed-rate debt instruments increased to $388.0 million from $168.1 million at January 2, 2009, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The carrying value of the Company’s outstanding convertible debt was $402.5 million at October 2, 2009 and January 2, 2009. The estimated fair value of the Company’s outstanding convertible debt increased to $478.5 million at October 2, 2009 from $396.6 million at January 2, 2009 due to the increase in the Company’s stock price during the third quarter of 2009.
     The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described above.
NOTE 8. PENSION PLANS
     The Company has various defined benefit and defined contribution pension plans. The defined benefit plans are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the IRS and all Foreign Plans by applicable foreign laws. Assets in the various plans consist primarily of equity securities and fixed income investments.
     Components of net periodic pension cost are as follows (in millions):

	13 Weeks Ended
	Domestic		Foreign		Total
	October 2,	September 26,	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008	2009	2008
Service cost	$1.7	$1.5	$1.3	$1.5	$3.0	$3.0
Interest cost	2.7	2.8	2.0	2.6	4.7	5.4
Expected return on plan assets	(2.4)	(2.9)	(1.9)	(3.0)	(4.3)	(5.9)
Net amortization	0.9	0.1	—	0.1	0.9	0.2

Net periodic cost	$2.9	$1.5	$1.4	$1.2	$4.3	$2.7

	39 Weeks Ended
	Domestic		Foreign		Total
	October 2,	September 26,	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008	2009	2008
Service cost	$5.0	$4.3	$3.1	$4.4	$8.1	$8.7
Interest cost	8.2	7.8	6.0	8.0	14.2	15.8
Expected return on plan assets	(7.4)	(8.8)	(5.6)	(8.8)	(13.0)	(17.6)
Net amortization	2.8	0.3	(0.1)	0.1	2.7	0.4

Net periodic cost	$8.6	$3.6	$3.4	$3.7	$12.0	$7.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	January 2,
	2009	2009
		As adjusted
	(Unaudited)	(See Note 1.)
Assets:
Current assets	$2,153.5	$2,349.8
Property, equipment and capital leases, net	105.9	103.5
Goodwill	355.3	458.6
Other assets	178.9	167.5

	$2,793.6	$3,079.4

Liabilities and Stockholder’s Equity:
Current liabilities	$702.3	$990.3
Subordinated notes payable to parent	3.5	14.5
Long-term debt	502.7	469.8
Other liabilities	147.1	143.6
Stockholder’s equity	1,438.0	1,461.2

	$2,793.6	$3,079.4

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales	$1,273.0	$1,589.6	$3,764.8	$4,678.0
Operating income	$60.0	$119.2	$60.8	$344.8
Income before income taxes	$46.5	$103.7	$23.4	$305.3
Net income (loss)	$26.9	$64.7	$(26.5)	$186.9
NOTE 10. SEVERANCE
     The Company undertook expense reduction actions that resulted in additional operating expenses related to severance during the first nine months of fiscal 2009 of $4.4 million, $1.1 million and $0.2 million in the North America, Europe and Emerging Markets segments, respectively. The amount of severance reserves at the end of the third quarter of 2009 is expected to be fully paid before the end of fiscal year 2009.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. STOCKHOLDERS’ EQUITY
Share Repurchase
     During the third quarter of 2009, the Company repurchased 1.0 million of its outstanding shares at an average cost of $34.95 per share. Purchases were made in the open market and were financed from available cash. In the 39 week period of 2008, the Company repurchased a total of 1.7 million common shares at an average cost of $59.76 per share. Purchases were made in the open market and were financed from available cash. No repurchases were made during the 13 week period ended September 26, 2008.
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At October 2, 2009, there were 0.8 million shares reserved from the 2006 Stock Incentive Plan for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period. During the third quarter of 2009, the Company granted directors approximately 12,000 stock units which vested immediately with a grant-date fair value of $40.11.
     During the 13 and 39 weeks ended October 2, 2009, compensation expense associated with stock options and stock units was $4.0 million and $11.4 million, respectively. During the 13 and 39 weeks ended September 26, 2008, compensation expense associated with stock options and stock units was $3.3 million and $15.0 million, respectively.
NOTE 12. GOODWILL IMPAIRMENT
     On an annual basis, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. If step one indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company’s annual impairment test performed at the beginning of the third quarter of 2008 did not result in an impairment charge for goodwill. However, as a result of the continued downturn in global economic conditions, the Company’s North America, Europe and Asia Pacific reporting units experienced a severe decline in sales, margins and profitability as compared to both the prior year and the projections that were made at the end of fiscal 2008. Specifically, the recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and negative growth in each of the last four fiscal quarters. In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in sales was evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP as of the end of fiscal May 2009.
     In the first step of the impairment analysis, the Company performed valuation analyses utilizing the income approach to determine the fair value of its reporting units. The Company also considered the market approach as described in U.S. GAAP. Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, in the fair value hierarchy (see Note 7. “Fair Value Measurements” for description). Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Based on the results of the Company’s assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value while North America and Asia Pacific’s fair value exceeded the carrying value.
     Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill in Europe. In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would be an implied value attributable to goodwill of $12.1 million in the Europe reporting unit and accordingly, in the second quarter of 2009, the Company recorded a non-cash impairment charge related to the write off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.
     As of October 2, 2009, the Company does not have any material indefinite-lived intangible assets. The Company’s intangible assets include definite-lived intangibles which are primarily related to customer relationships. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company analyzed its definite-lived intangible assets in the second quarter of 2009 and determined that all of them would be recoverable.

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
     In the second quarter of 2009, the Company recorded a $100.0 million non-cash goodwill impairment charge related to its Europe segment. See Note 12. “Goodwill Impairment” for further information.
     Segment information for the 13 and 39 weeks ended October 2, 2009 and September 26, 2008 was as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales:
United States	$774.5	$933.4	$2,306.5	$2,717.0
Canada	154.0	185.0	448.1	528.5

North America	928.5	1,118.4	2,754.6	3,245.5
Europe	219.8	328.1	676.9	1,034.1
Emerging Markets	124.7	143.1	333.3	398.4

	$1,273.0	$1,589.6	$3,764.8	$4,678.0

Operating income (loss):
United States	$44.9	$79.2	$114.8	$219.2
Canada	9.3	17.0	31.5	49.2

North America	54.2	96.2	146.3	268.4
Europe	(5.1)	10.4	(113.2)	43.8
Emerging Markets	9.3	11.3	23.5	29.0

	$58.4	$117.9	$56.6	$341.2

	October 2,	January 2,
	2009	2009
		As adjusted
		(See Note 1.)
Total assets:
United States	$1,701.7	$1,785.3
Canada	247.1	247.2

North America	1,948.8	2,032.5
Europe	564.9	755.7
Emerging Markets	269.7	274.2

	$2,783.4	$3,062.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 39 weeks ended October 2, 2009 (in millions):

			Other
	January 2,	Acquisition	(Primarily Foreign		October 2,
	2009	Related	Exchange)	Impairment	2009
United States	$331.6	$(14.3)	$—	$—	$317.3
Canada	13.6	—	1.7	—	15.3

North America	345.2	(14.3)	1.7	—	332.6
Europe	105.0	2.8	4.8	(100.0)	12.6
Emerging Markets	8.4	0.3	1.4	—	10.1

	$458.6	$(11.2)	$7.9	$(100.0)	$355.3

NOTE 14. LEGAL CONTINGENCIES
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
     On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon is seeking damages of approximately $20 million. The Company intends to vigorously defend against the allegations. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.
     On September 11, 2009, Garden City Employees’ Retirement System filed a purported class action under the federal securities law in the United States District Court for the Northern District of Illinois, in Chicago, naming the Company, its current and former chief executive officers and its chief financial officer as defendants. The complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance. The complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. The Company and the other defendants intend to defend themselves vigorously against the allegations. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.
     From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. SUBSEQUENT EVENTS
     The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through November 6, 2009, the date on which the Financial Statements were issued, and has identified the following event:
     In October 2009, Company’s primary operating subsidiary, Anixter Inc., repurchased $17.0 million of accreted value of its Notes due 2014 for $20.0 million. Available cash was used to repurchase these notes. As a result of the repurchase, the Company will recognize a pre-tax loss of $3.4 million, inclusive of $0.4 million of debt issuance costs that will be written off.
     In October and November 2009, the Company repurchased a portion of its Notes due 2033 for $13.1 million. Available cash was used to repurchase these notes. In connection with the repurchases of these notes and in accordance with the new fair value accounting rules for convertible debt instruments, the Company will reduce the accreted value of debt by $9.0 million and record a reduction to equity of $4.8 million (reflecting the fair value of the conversion option at the time of repurchase). The repurchases will result in the recognition of a gain of $0.7 million in the fourth quarter of fiscal 2009.

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
Acquisition of Businesses
     In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In the fiscal month of September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. The Company paid approximately $180.6 million in cash and assumed approximately $17.4 million in debt for the five companies. As a result of these acquisitions, sales were favorably affected in the 13 and 39 weeks ended October 2, 2009 by $23.4 million and $109.8 million, respectively, while operating income was negatively affected by $0.5 million and $2.4 million, respectively.
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
     Liquidity continues to be an area of intense focus throughout the investment community and the Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During the 39 weeks ended October 2, 2009, the Company generated $393.6 million of cash flow from operations which, along with $180.4 million of net proceeds from the issuance of $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”), was used to fund capital expenditures of $17.8 million, reduce borrowings by $227.2 million and repurchase 1.0 million shares of common stock for $34.9 million. As of October 2, 2009, the Company’s debt-to-total capital ratio was 46.2%, within our target range of 45% to 50%. Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. During the third quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its revolving credit agreement and renewed its accounts receivable securitization program.
     Based on the recently amended credit agreement, the Company has approximately $312.7 million in available, committed, unused credit lines and has drawn only $5 million of borrowings under our $200 million accounts receivable facility. The Company also has invested cash balances of $98.0 million at the end of the third quarter of 2009. The Company continues to regard its strong financial position and significant liquidity as important differentiators from many companies in today’s still difficult market, as they provide the Company with financial flexibility to adjust quickly to new market realities, fund investment in crucial long-term growth initiatives and allow it to capitalize quickly on the eventual market rebound when that occurs.
     While the Company’s ongoing strategy remains consistent and focused on the long term, the current weak global macroeconomic environment continues to necessitate that the Company focus on cost and working capital management as opposed to concentrating primarily on sales and earnings growth. This emphasis recognizes that with appropriate working capital management to address the soft economic environment, the Company’s business can be a strong generator of cash which cushions the Company against liquidity concerns. The Company expects that global recession conditions will persist for the near term and, as a result, the Company expects continued strong cash flow which, combined with current cash balances and available credit facilities, will provide more than ample liquidity to support the business through 2009 and beyond and positions it to capitalize on an eventual economic recovery.
Cash Flow
     Net cash provided by operating activities was $393.6 million in the 39 weeks ended October 2, 2009 compared to $90.6 million in the corresponding period in 2008. The increase in cash provided by operating activities reflects $285.8 million of working capital reductions associated with a decline in sales and lower copper prices in 2009.
     Consolidated net cash used in investing activities decreased to $17.8 million in the 39 weeks ended October 2, 2009 from $144.0 million in the 39 weeks ended September 26, 2008 when the Company spent approximately $118.7 million on acquisitions. The remaining decline in cash used in investing activities is a result of a decline in capital expenditures. Capital expenditures are expected to be approximately $23.8 million in 2009 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and in system upgrades and new software to support its infrastructure and warehouse equipment.

ANIXTER INTERNATIONAL INC.
     Net cash used for financing activities was $273.5 million in the 39 weeks ended October 2, 2009 compared to net cash provided by financing activities of $66.2 million in the corresponding period in 2008. In the 39 weeks ended October 2, 2009 the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs of $4.8 million associated with the offering). Using the proceeds from the note offering together with $393.6 million of cash generated from operations during the first nine months of 2009, the Company reduced borrowings by $227.2 million (primarily short term borrowings) and repurchased 1.0 million shares of common stock for $34.9 million. In the corresponding period in the prior year, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility by $152.1 million and repurchased approximately 1.7 million shares of common stock for $104.6 million. The 39 weeks ended September 26, 2008 include $10.2 million of cash from the excess income tax benefit associated with employee stock plans. Proceeds from the issuance of common stock relating to the exercise of stock options were $1.2 million in the 39 weeks ended October 2, 2009 compared to $9.7 million in the corresponding period in 2008.
Financing
     As of October 2, 2009 and January 2, 2009, the Company’s short-term debt outstanding was $9.7 million and $249.5 million, respectively, and the Company’s long-term debt outstanding was $885.9 million and $852.5 million, respectively.
     During the third quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its revolving credit agreement and renewed its accounts receivable securitization program. Based on the recently amended credit agreement, the Company has approximately $312.7 million in available, committed, unused credit lines and only $5 million borrowed under the recently renewed $200 million accounts receivable facility as of October 2, 2009 as compared to $195 million outstanding at the end of fiscal 2008.
     On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of the Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 will pay interest semiannually at a rate of 10% per annum and will mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting rules that require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rules require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s condensed consolidated statement of operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 which pay interest semiannually at a rate of 1.00% per annum and the Company’s Notes due 2033 which have a remaining aggregate principal amount at maturity of $337.7 million. The recognition and disclosure provisions of the new accounting rules were effective for the Company for the first fiscal quarter of 2009.
     The effect of adopting the new accounting rules has been included in the accompanying condensed consolidated financial statements. The new accounting rules require retrospective application to all periods presented. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented herein as adjustments to assets, liabilities and equity with an offsetting adjustment to the opening balance of retained earnings. The condensed consolidated statements of operations and the condensed consolidated statement of cash flows for the 13 and 39 weeks ending September 26, 2008 were adjusted from amounts previously reported to reflect the period specific effect of applying the new provisions. The retrospective adoption of the new accounting rules will result in a $12.6 million increase to annual interest expense from previously reported amounts for fiscal 2008.

ANIXTER INTERNATIONAL INC.
     As a result of the adoption of the new accounting rules, interest expense increased for the 13 and 39 weeks ended September 26, 2008 by $3.1 million and $9.3 million, respectively, and the carrying amount of long-term debt decreased by $65.0 million at January 2, 2009 from amounts previously reported. For further information, see Note 1. “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
     As adjusted for the adoption of the new accounting rules related to convertible debt instruments, consolidated interest expense was $17.4 million and $49.2 million in the 13 and 39 weeks ended October 2, 2009, respectively, as compared to $15.1 million and $43.9 million in the corresponding periods in 2008. While interest rates on approximately 99.1% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the third quarter of 2009, the Company’s weighted-average cost of borrowings increased to 7.7% in the 13 weeks ended October 2, 2009 from 5.3% in the corresponding period in the prior year. The Company’s debt-to-total capitalization decreased to 46.2% at October 2, 2009 from 50.7% at January 2, 2009.
Third Quarter 2009 Results of Operations
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
     Sales of $1,273.0 million in the third quarter of 2009 decreased $316.6 million, or 19.9%, from $1,589.6 million in the same period in 2008. After adjusting for $42.6 million of negative foreign exchange effects, an estimated $42.0 million of negative copper prices effects and eliminating the sales of $23.4 million associated with acquisitions, the Company had an organic sales decline of approximately 16.1%. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines.
     The recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and negative growth in the last four fiscal quarters. The Company continued to experience a flat daily sales trend through the second and third quarters of 2009. However, due to the decrease in the number of holidays between the second and third quarters as well as more consistent copper pricing and foreign exchange rates between quarters, the Company experienced sequential growth from the second to the third quarter of 2009.
     The Company generated strong cash flow in the third quarter. As expected in a period of economic softness, this was achieved through a combination of the lower working capital requirements as well as both the deflationary effects of lower copper prices and the Company’s aggressive working capital management. The Company anticipates that it will continue to generate solid cash flow through the balance of the year.
     Operating expense control remains a high priority, and as the year progresses, the Company will continue to evaluate activity levels and productivity to ensure its expense structure is sized to meet the near-term realities of the economy while at the same time balancing the Company’s short term objectives with its longer term strategies and programs. In the third quarter of 2009, the Company realized savings from the expense reduction actions taken in the fourth quarter of 2008 and second quarter of 2009.
     Primarily as a result of the organic sales decline, lower gross profit dollars as a result of lower copper prices, as well as an 80 basis point decline in gross margins (due to an unfavorable sales mix), offset by a 9.8% reduction in operating expenses, operating income decreased from $117.9 million in the year ago quarter to $58.4 million in the third quarter of 2009. As a result of lower sales and gross margins, operating margins were 4.6% in the third quarter of 2009 compared to 7.4% in the third quarter of 2008.

ANIXTER INTERNATIONAL INC.
     The Company’s net income in the third quarter of 2009 was $22.1 million, or $0.61 per diluted share, compared to net income of $59.7 million, or $1.53 per diluted share, in the prior year period. The current quarter’s fully diluted net income per share benefited from an approximately 7 percent drop in the fully diluted share count.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates. From 2005 through the third quarter of 2008, the Company’s financial performance benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing through the third quarter of 2009, copper prices have declined from the historically high prices over the past three years. Market-based copper prices averaged approximately $2.67 per pound during the third quarter of 2009 compared to $3.45 per pound in the third quarter of 2008. As a result, sales and operating income were unfavorably affected by $42.0 million and $8.2 million, respectively.
Consolidated Results of Operations

	13 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
		(In millions)
Net sales	$1,273.0	$1,589.6	(19.9)%
Gross profit	$288.2	$372.7	(22.7)%
Operating expenses	$229.8	$254.8	(9.8)%
Operating income	$58.4	$117.9	(50.5)%
     Net Sales: The Company’s net sales during the third quarter of 2009 decreased $316.6 million, or 19.9%, to $1,273.0 million from $1,589.6 million in the same period in 2008. Unfavorable effects of foreign exchange rates and lower copper prices accounted for $42.6 million and $42.0 million of the decrease, respectively, while acquisitions contributed $23.4 million to sales. Excluding these items, the Company’s net sales decreased $255.4 million, or approximately 16.1%, in the third quarter of 2009 as compared to the corresponding period in the prior year. All geographic segments, as well as all end markets (enterprise cabling, electrical wire and cable and OEM supply) reported year-on-year sales declines.
     Gross Margins: Gross margins decreased in the third quarter of 2009 to 22.6% from 23.4% in the corresponding period in 2008 mainly due to slowing sales in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 27.8% organically as compared to a worldwide organic sales decline of 16.1%. In addition, the higher gross margin end market, OEM supply, reported year-on-year organic sales declines of 21.2% as compared to the Company-wide organic sales decline of 16.1%. Sales in lower gross margin end markets, such as enterprise cabling and security, reported an organic sales decline of 12.8%. While the Company has experienced price decreases on certain products, gross margins were not affected in any material manner as overall product pricing has remained fairly stable. The effects of lower copper prices did not impact gross margins; however, they did reduce gross profit dollars by $8.6 million as compared to the year ago quarter.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses decreased $25.0 million, or 9.8%, in the third quarter of 2009 from the corresponding period in 2008. The third quarter of 2009 operating expenses include an incremental $6.7 million related to a series of recently-completed acquisitions while changes in foreign exchange rates and copper prices decreased operating expenses by $9.1 million and $0.4 million, respectively, as compared to the third quarter of 2008. Operating expenses decreased primarily due to lower variable costs associated with the organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009. Core operating expenses remain controlled in relation to the current economic environment while being balanced with maintaining core competencies and continuing to invest in the Company’s strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to the Company’s supply chain services offering and continuing to expand business in the Emerging Markets. The decline in operating expenses also reflects the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: As a result of lower sales and gross margins, operating margins were 4.6% in the third quarter of 2009 as compared to 7.4% in the third quarter of 2008. Operating income of $58.4 million in the third quarter of 2009 compares to $117.9 million in the corresponding period in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices decreased the Company’s third quarter of 2009 operating income by $0.5 million, $0.6 million and $8.2 million, respectively.
     Interest Expense: Consolidated interest expense was $17.4 million in the third quarter of 2009 as compared to $15.1 million in the third quarter of 2008 due to higher cost of borrowings. Since fiscal year-end 2008, the Company has used its strong cash flow to reduce borrowings by $227.2 million while increasing invested cash balances by $92.0 million. In the current quarter the Company’s average cost of borrowings rose to 7.7% versus 5.3% in the year ago quarter due to the higher costs associated with a new senior note offering in March of 2009 and lower average short-term borrowings which have lower interest rates. At the end of the third quarter, approximately 99.1% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.
     Other, net:

	13 Weeks Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Foreign exchange	$(2.4)	$(4.3)
Cash surrender value of life insurance policies	1.4	(0.4)
Gain on retirement of debt	1.2	—
Other	0.5	(0.5)

	$0.7	$(5.2)

     Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $2.4 million in the third quarter of 2009 compared to $4.3 million in the corresponding period in 2008. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $1.4 million in the third quarter of 2009 compared to a loss of $0.4 in the corresponding period in 2008. In the third quarter of 2009, the Company recorded a gain of $1.2 million associated with the repurchase of a portion of its Notes due 2033.

ANIXTER INTERNATIONAL INC.
     Income Taxes: The Company’s income tax expense for the 13 weeks ended October 2, 2009 reflects an effective tax rate of 47.1%. This tax rate reflects a revised 2009 full year outlook for an effective tax rate of approximately 45.0%. The prior year third quarter effective rate was 38.8%. The substantial increase in the effective tax rate reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pre-tax income base and significant changes in country level profitability. Predicting the Company’s tax rate remains difficult due to uncertain market conditions and volatility in the mix of earnings by country.
North America Results of Operations

	13 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
	(In millions)
Net sales	$928.5	$1,118.4	(17.0)%
Gross profit	$207.1	$259.1	(20.1)%
Operating expenses	$152.9	$162.9	(6.1)%
Operating income	$54.2	$96.2	(43.7)%
     Net Sales: When compared to the third quarter of 2008, North America net sales in the third quarter of 2009 decreased 17.0% to $928.5 million in the third quarter of 2009 from $1,118.4 million. Excluding the incremental sales of $13.4 million as a result of the acquisitions of QSN and World Class, the unfavorable effects of foreign exchange rate changes of $10.4 million and unfavorable effects of copper prices of $39.2 million, North America net sales were $964.7 million in the 13 weeks ended October 2, 2009, which represents a decrease of $153.7 million, or approximately 13.8%, over the 13 weeks ended September 26, 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower OEM supply sales primarily due to lower sales to aerospace customers.
     Gross Margins: Gross margins decreased to 22.3% in the third quarter of 2009 from 23.2% in the third quarter of 2008 mainly due to a sales mix shift resulting from slowing sales in higher gross margin electrical wire and cable and OEM supply sales. The effects of lower copper prices did not impact gross margin percentages, however, they did reduce gross profit dollars by $7.9 million in the third quarter of 2009 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $10.0 million, or 6.1%, in the third quarter of 2009 from the third quarter of 2008. The acquisitions of QSN and World Class added $3.9 million to operating expenses and foreign exchange rate changes and copper prices decreased operating expenses by $1.5 million and $0.4 million, respectively. Operating expenses decreased primarily due to lower variable costs associated with the 13.8% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009.
     Operating Income: Operating margins were 5.8% in the third quarter of 2009 compared to 8.6% in the third quarter of 2008. Operating income decreased by $42.0 million, or 43.7%, in the third quarter of 2009 as compared to the third quarter of 2008. The acquisitions of QSN and World Class decreased operating income $0.3 million while unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $0.6 million and $7.5 million, respectively.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
	(In millions)
Net sales	$219.8	$328.1	(33.0)%
Gross profit	$52.7	$81.8	(35.6)%
Operating expenses	$57.8	$71.4	(19.1)%
Operating (loss) income	$(5.1)	$10.4	nm

nm — not meaningful
     Net Sales: When compared to the third quarter of 2008, Europe net sales decreased 33.0% to $219.8 million in the third quarter of 2009, including $24.0 million due to unfavorable foreign exchange rate changes and $2.8 million due to copper prices. Acquisitions added $9.5 million to sales in the third quarter of 2009 compared to the corresponding period in the prior year. Excluding acquisitions, copper prices and the unfavorable effects of foreign exchange rate changes, Europe net sales were $237.1 million in the third quarter of 2009, which represents a decrease of $91.0 million, or approximately 27.8%, over the third quarter of 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes which resulted in lower OEM supply sales as compared to the corresponding period in the prior year.
     Gross Margins: Gross margins in the third quarter of 2009 were 24.0% compared to 24.9% in the corresponding period in 2008. The decline in gross margins is primarily due to relatively greater declines in higher gross margin OEM supply sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $0.7 million in the third quarter of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $13.6 million, or 19.1%, in the third quarter of 2009 compared to the third quarter of 2008. Recent acquisitions increased operating expenses by $2.7 million, while foreign exchange rate changes decreased operating expenses by $6.2 million. Operating expenses decreased primarily due to lower variable costs associated with the 27.8% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009.
     Operating Income: As a result of lower sales and gross margins in Europe, operating margins were a negative 2.3% in the third quarter of 2009 compared to a positive 3.2% in the third quarter of 2008. Operating losses of $5.1 million in the third quarter of 2009 compare to operating income of $10.4 million in the corresponding period in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $0.3 million and $0.7 million, respectively. Foreign exchange decreased Europe’s operating loss by $0.4 million in the third quarter of 2009.
Emerging Markets Results of Operations

	13 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
	(In millions)
Net sales	$124.7	$143.1	(12.8)%
Gross profit	$28.4	$31.8	(10.8)%
Operating expenses	$19.1	$20.5	(6.7)%
Operating income	$9.3	$11.3	(18.1)%

ANIXTER INTERNATIONAL INC.
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2009 decreased 12.8% to $124.7 million from $143.1 million in the third quarter of 2008. Excluding the incremental sales of $0.5 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $8.2 million, Emerging Markets net sales declined 7.4%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.
     Gross Margins: During the 13 weeks ended October 2, 2009, Emerging Markets gross margins increased to 22.7% from 22.2% in the corresponding period in 2008, primarily due to a favorable product sales mix.
     Operating Expenses: Operating expenses decreased $1.4 million in the third quarter of 2009, or 6.7% compared to the third quarter of 2008. QSM added $0.1 million to operating expenses while foreign exchange rate changes decreased operating expenses by $1.4 million as compared to the year ago period in 2008. Operating expenses decreased primarily due to lower variable costs associated with the 7.4% organic decline in sales.
     Operating Income: Emerging Markets operating income decreased $2.0 million, or 18.1%, in the third quarter of 2009 compared to the third quarter of 2008. Acquisitions increased operating income by $0.1 million and the impact of foreign exchange rates decreased operating income by $0.4 million. Operating margins in the third quarter of 2009 were 7.4% compared to 7.9% in the corresponding period in the prior year.
Year-to-Date 2009 Results of Operations
Executive Overview
     The recessionary economic conditions that produced decelerating sales growth rates through the third quarter of 2008 have deepened to the point that the Company reported a year-on-year decline in sales in each of the last four fiscal quarters through the third quarter of 2009. As expected, year-on-year sales comparisons for the first nine months of 2009 were also negatively affected by the strengthening of the U.S. dollar that occurred early in the fourth quarter of 2008 and the substantial decline in spot market copper prices that occurred during the fourth quarter of 2008. These negatives were partially offset by sales from businesses acquired in the second half of 2008. The Company generated strong cash flow in the first nine months of 2009. As expected in a period of economic softness, this was achieved through a combination of the lower working capital requirements associated with further declines in sales, both organic as well as the deflationary effects of lower copper prices, and aggressive working capital management. The Company anticipates that it will continue to generate solid cash flow through the balance of the year.
     Sales of $3,764.8 million in the 39 weeks ended October 2, 2009 decreased $913.2 million, or 19.5%, from $4,678.0 million in the same period in 2008. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines. The extreme softness in customer demand experienced by the Company late in the fourth quarter of 2008 carried into early 2009. As the Company moved further into the year the business rebounded and then stabilized with essentially flat daily sales levels through the fiscal period ended October 2, 2009. After adjusting for $216.6 million of negative foreign exchange effects, an estimated $130.4 million of negative copper prices effects and eliminating the sales of $109.8 million associated with acquisitions, the Company had an organic sales decline of approximately 14.5%. While the current recession, according to official government measures, started in the fourth quarter of 2007, the Company did not report a company-wide organic decline in sales until 2009.
     In response to the fact the Company did not experience a traditional quarterly pattern of sales growth from the first to second quarter of 2009, the Company undertook additional expense reduction actions that resulted in $5.7 million of severance costs in the second quarter which are expected to yield annualized savings of approximately $27.0 million. The savings associated with these actions will be realized beginning in the second half of 2009 pending the actual timing of departure of the affected employees. Operating expense control remains a high priority, and as the year progresses, the Company will continue to evaluate activity levels and productivity to ensure its expense structure is sized to meet the near-term realities of the economy while at the same time balancing the Company’s short-term objectives with its longer-term strategies and programs.

ANIXTER INTERNATIONAL INC.
     The Company recorded a $100.0 million non-cash goodwill impairment charge related to its European operations in the second quarter of 2009. The impairment charge is due to continued operating losses during the quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Primarily as a result of the impairment charge, an organic sales decline, lower gross profit dollars as a result of lower copper prices, as well as an 80 basis point decline in gross margins (due to an unfavorable sales mix) offset by an 8.2% reduction in operating expenses, operating income decreased from $341.2 million in the year ago period to $56.6 million in the first nine months of 2009. As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were 1.5% in the first nine months of 2009 compared to 7.3% in the year ago period. The impairment charge reduced operating margins by 2.7% in the first nine months of 2009.
     The Company’s net loss in the first nine months of 2009 was $42.0 million, or $1.19 per diluted share, compared to net income of $180.5 million, or $4.59 per diluted share, in the prior year period. The impairment charge of $100.0 million represented a loss per share of $2.84 in the first nine months of 2009.
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of current inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. From 2005 through the third quarter of 2008, the Company’s financial performance has benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing through the third quarter of 2009, copper prices have declined from these historically high prices over the past three years. Market-based copper prices averaged approximately $2.13 per pound during the first nine months of 2009 compared to $3.59 per pound in the corresponding period in 2008. As a result, sales and operating income were unfavorably affected by $130.4 million and $27.2 million, respectively.
Consolidated Results of Operations

	39 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
	(In millions)
Net sales	$3,764.8	$4,678.0	(19.5)%
Gross profit	$858.0	$1,105.3	(22.4)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$701.4	$764.1	(8.2)%
Operating income	$56.6	$341.2	(83.4)%

nm — not meaningful
     Net Sales: The Company’s net sales during the 39 weeks ended October 2, 2009 decreased $913.2 million, or 19.5%, to $3,764.8 million from $4,678.0 million in the same period in 2008. A series of recently-completed acquisitions resulted in $109.8 million of incremental sales while unfavorable effects of foreign exchange rates reduced sales by $216.6 million and the decline in copper prices reduced sales by $130.4 million in the 39 weeks ended October 2, 2009 as compared to the year ago period. Excluding the acquisitions, the unfavorable copper price impact and the unfavorable effects of foreign exchange rates, the Company’s net sales decreased $676.0 million, or approximately 14.5%, in the 39 weeks ended October 2, 2009 as compared to the prior year. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased in the 39 weeks ended October 2, 2009 to 22.8% compared to 23.6% in the corresponding period in 2008 mainly due to relatively greater declines in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 26.4% organically as compared to the Company-wide organic decline in sales of 14.5%. At the same time, lower gross margin end markets, such as enterprise cabling and security, reported a much lower worldwide organic sales decline as compared to the 14.5% Company-wide organic sales decline. While the Company has experienced price decreases on certain products, gross margins were not affected in any material manner as overall product pricing has remained fairly stable. The Company has seen increased manufacturer discounting and competitive pressure in certain product areas during the first nine months of 2009. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $28.5 million in the first nine months of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter of 2009 related to its European operations. The impairment charge was due to continued operating losses during that quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $62.7 million, or 8.2%, in the 39 weeks ended October 2, 2009 from the corresponding period in 2008. The first nine months of 2009 include an incremental $33.6 million of expenses related to a series of recently-completed acquisitions and $6.8 million of severance costs while changes in foreign exchange rates and copper prices decreased operating expenses by $45.0 million and $1.3 million, respectively, as compared to corresponding period in 2008. Operating expenses decreased primarily due to lower variable costs associated with the 14.5% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009. Core operating expenses remain controlled in relation to the current economic environment while being balanced with maintaining core competencies and continuing to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets. The decline in operating expenses also reflects the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were 1.5% in the 39 weeks ended October 2, 2009 compared to 7.3% in the corresponding period in 2008. The impairment charge reduced operating margins by 2.7% in the 39 weeks ended October 2, 2009. Inclusive of the impairment charge, operating income of $56.6 million in the first nine months of 2009 compares to operating income of $341.2 million in the corresponding period in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices decreased the Company’s year-to-date operating income by $2.4 million, $4.8 million and $27.2 million, respectively.
     Interest Expense: Consolidated interest expense was $49.2 million for 39 weeks ended October 2, 2009 as compared to $43.9 million in 2008. Since fiscal year-end 2008, the Company has used its strong cash flow to reduce borrowings by $227.2 million while increasing invested cash balances by $92.0 million. However, in the 39 weeks ended October 2, 2009 the Company’s average cost of borrowings rose to 6.4% versus 5.5% in the corresponding period in the prior year due to the higher costs associated with a new senior note offering in March of 2009 and lower average short-term borrowings which have lower interest rates. At the end of the third quarter, approximately 99.1% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.

ANIXTER INTERNATIONAL INC.
     Other, net expense:

	39 Weeks Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Foreign exchange	$(6.4)	$(6.0)
Settlement of interest rate swaps	(2.1)	—
Cash surrender value of life insurance policies	2.3	(1.7)
Gain on retirement of debt	1.2	—
Other	3.0	(1.4)

	$(2.0)	$(9.1)

     Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $6.4 million in the 39 weeks ended October 2, 2009 compared to $6.0 million in the corresponding period in 2008. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $2.3 million in the 39 weeks ended October 2, 2009 compared to a loss of $1.7 million in the corresponding period in 2008. In the 39 weeks ended October 2, 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In the third quarter of 2009, the Company recorded a gain of $1.2 million associated with the repurchase of a portion of its Notes due 2033. In the first quarter of 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.
     Income Taxes: The tax provision for the 39 weeks ended October 2, 2009 was $47.4 million as compared to $107.7 million in the corresponding period in the prior year. Excluding the impairment charge, the Company’s effective tax rate in the 39 weeks ended October 2, 2009 was 45.0%. The effective rate for the 2008 period was 37.4% inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards in the first quarter of 2008. Excluding the tax benefits, the Company’s effective tax rate in the 39 weeks ended September 26, 2008 was 37.9%. The substantial increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.
North America Results of Operations

	39 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
		(In millions)
Net sales	$2,754.6	$3,245.5	(15.1)%
Gross profit	$614.8	$756.7	(18.8)%
Operating expenses	$468.5	$488.3	(4.1)%
Operating income	$146.3	$268.4	(45.5)%

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the corresponding period in 2008, North America net sales for the 39 weeks ended October 2, 2009 decreased 15.1% to $2,754.6 million. Excluding the unfavorable effects of foreign exchange rate changes of $68.1 million, sales related to the recent acquisitions of $62.7 million and the unfavorable impact of copper prices of $120.6 million, North America net sales were $2,880.6 million in the 39 weeks ended October 2, 2009, which represents a decrease of $364.9 million, or approximately 11.2%, compared to the corresponding period in 2008. The decrease in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment. Also contributing to the negative sales comparisons were lower industrial production volumes and lower OEM supply sales primarily due to lower sales to aerospace customers.
     Gross Margins: Gross margins decreased to 22.3% in the 39 weeks ended October 2, 2009 from 23.3% in the corresponding period in the prior year mainly due to a sales mix shift resulting from slowing sales in higher gross margin electrical wire and cable and OEM supply sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $24.5 million in the 39 weeks ended October 2, 2009.
     Operating Expenses: Operating expenses decreased $19.8 million, or 4.1%, in the 39 weeks ended October 2, 2009 from the year ago period in 2008. Foreign exchange rate changes decreased operating expenses by $9.3 million. Recent acquisitions increased operating expense by $20.2 million and the impact of copper prices decreased operating expenses by $1.2 million. Operating expenses decreased primarily due to lower variable costs associated with the 11.2% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009.
     Operating Income: Operating margins were 5.3% in the 39 weeks ended October 2, 2009 as compared to 8.3% in the corresponding period in 2008. Operating income decreased $122.1 million, or 45.5%, in the 39 weeks ended October 2, 2009 as compared to the corresponding period in 2008. The acquisitions of QSN and World Class decreased operating income $1.4 million and unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $4.7 million and $23.3 million, respectively.
Europe Results of Operations

	39 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
		(In millions)
Net sales	$676.9	$1,034.1	(34.5)%
Gross profit	$164.2	$261.4	(37.2)%
Goodwill impairment	$100.0	$—	nm
Operating expenses	$177.4	$217.6	(18.5)%
Operating (loss) income	$(113.2)	$43.8	nm

nm — not meaningful
     Net Sales: When compared to the corresponding period in 2008, Europe net sales for the 39 weeks ended October 2, 2009 decreased 34.5% to $676.9 million. Excluding $118.9 million due to unfavorable foreign exchange rate changes, $9.8 million due to unfavorable effects of copper prices and incremental sales of $44.0 million due to acquisitions, Europe net sales were $761.6 million in the 39 weeks ended October 2, 2009, which represents a decrease of $272.5 million, or approximately 26.4%, over the corresponding period in 2008. The decrease in sales is primarily due to lower industrial production volumes which resulted in lower OEM supply sales as compared to the corresponding period in the prior year. Also contributing to the decrease in sales is lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment.

ANIXTER INTERNATIONAL INC.
     Gross Margins: Gross margins decreased to 24.3% in the 39 weeks ended October 2, 2009 from 25.3% for the same period in 2008. The decline in gross margins is primarily due to a product sales mix shift resulting from slowing sales in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $4.0 million in the first nine months of 2009 as compared to the corresponding period in the prior year.
     Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter of 2009 related to its European operations. The impairment charge was due to continued operating losses during that quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $40.2 million, or 18.5%, in the 39 weeks ended October 2, 2009 compared to the corresponding period in the prior year. Recent acquisitions increased operating expenses by $12.6 million, while foreign exchange rate changes decreased operating expenses by $30.6 million. Operating expenses decreased primarily due to lower variable costs associated with the 26.4% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009.
     Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 16.7% in the 39 weeks ended October 2, 2009 compared to positive 4.2% in the corresponding period in 2008. The impairment charge reduced operating margins by 14.8% in the 39 weeks ended October 2, 2009. Inclusive of the impairment charge, operating losses of $113.2 million in the 39 weeks ended October 2, 2009 compare to operating income of $43.8 million in the corresponding period in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $1.3 million and $3.9 million, respectively. Foreign exchange reduced Europe’s operating loss by $1.7 million in the 39 weeks ended October 2, 2009.
Emerging Markets Results of Operations

	39 Weeks Ended
	October 2,	September 26,	Percent
	2009	2008	Change
		(In millions)
Net sales	$333.3	$398.4	(16.3)%
Gross profit	$79.0	$87.2	(9.5)%
Operating expenses	$55.5	$58.2	(4.7)%
Operating income	$23.5	$29.0	(19.1)%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the 39 weeks ended October 2, 2009 decreased 16.3% to $333.3 million from $398.4 million in the 39 weeks ended September 26, 2008. Excluding the incremental sales of $3.1 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $29.6 million, Emerging Markets net sales declined 9.7%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.
     Gross Margins: During the 39 weeks ended October 2, 2009, Emerging Markets gross margins increased to 23.7% from 21.9% in the corresponding period in 2008, primarily due to a favorable product sales mix.
     Operating Expenses: Operating expenses decreased $2.7 million in the 39 weeks ended October 2, 2009, or 4.7% compared to the prior year period. Unfavorable foreign exchange rate changes decreased operating expenses by $5.1 million in the 39 weeks ended October 2, 2009 as compared to the corresponding period in 2008.
     Operating Income: Emerging Markets operating income decreased $5.5 million, or 19.1%, in the 39 weeks ended October 2, 2009 compared to the corresponding period in 2008. Operating margins decreased to 7.0% from 7.3% in 2008. Exchange rate changes had a $1.8 million unfavorable impact on operating income.

ANIXTER INTERNATIONAL INC.
Critical Accounting Policies and New Accounting Pronouncements
     Other than the adoption of new accounting rules related to convertible debt, which was adopted January 3, 2009 on a retrospective basis, there were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in other income. During periods of volatility in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.
     The Company’s foreign currency-denominated sales were 33% in the third quarter of 2009 and 37% in the respective period in 2008. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
     The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive income (loss). In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
     Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the consolidated statement of operations. As of October 2, 2009 and January 2, 2009, the Company had a significant amount of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The absolute value of these assets and liabilities at October 2, 2009 and January 2, 2009, was approximately $259.5 million and $95.2 million, respectively.
     The Company has purchased short-term foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. The foreign currency forward contracts are not designated as hedges for accounting purposes. At October 2, 2009 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $236.9 million and $87.1 million, respectively. The fair value of these contracts are recorded as a liability of $7.8 million and an asset of $1.5 million at October 2, 2009 compared to a liability of $0.9 million and an asset of $1.0 million at January 2, 2009. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $25.6 million and $12.6 million in the 13 weeks ended October 2, 2009 and September 26, 2008, respectively. If there were a 10 percent decline in the exchange rates as compared to the functional currency at the end of the third quarter of 2009, the Company would record a foreign exchange gain of approximately $6.5 million based on the balance of exposure of foreign denominated assets and liabilities, net of hedges, at October 2, 2009.

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
     In June 2009, the Company cancelled one of the GBP 15 million interest rate swap agreements and the $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. As a result, the Company recorded losses of $2.1 million in the second quarter of 2009 associated with settling the liability positions on these two contracts. These losses are reflected in the “Other, net” caption on the condensed consolidated statement of operations for the 39 weeks ended October 2, 2009. The amount reclassified from “Other Comprehensive Income” was a loss of $1.5 million, net of deferred tax of $0.6 million.
     At October 2, 2009, the Company had remaining interest rate swap agreements outstanding with a notional amount of GBP 15 million and Euro 50 million (two Euro 25 million agreements). The GBP-LIBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.6% through July 2012. The EUR-IBOR swap agreements obligate the Company to pay a fixed rate of approximately 4.7% and 3.3% through July 2010 and November 2011, respectively.
     At October 2, 2009, the interest rate swaps were revalued at current interest rates, with the changes in valuation ($0.1 million net gain and $1.6 million net loss for the 13 weeks ended October 2, 2009 and September 26, 2008, respectively, and $0.6 million net loss and $0.1 million net loss for the 39 weeks ended October 2, 2009 and September 26, 2008, respectively) reflected directly in “Other Comprehensive Income”, net of deferred taxes.
     The fair market value of outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was $3.7 million and $4.9 million at October 2, 2009 and January 2, 2009, respectively. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. The fair market value of the interest rate agreements is included in “Other liabilities” in the condensed consolidated balance sheets. The impact of interest rate agreements on interest expense was $0.7 million and $1.9 million in the 13 and 39 weeks ended October 2, 2009, respectively. The impact of interest rate agreements on interest expense was minimal in the 13 and 39 weeks ended October 2, 2009. As of October 2, 2009 and January 2, 2009, as a result of these agreements along with fixed rate borrowing agreements, the interest rate on approximately 99.1% and 66.7% of debt obligations, respectively, was fixed. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.4 million and $1.5 million in the third quarter of 2009 and 2008, respectively.
     The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). The combined estimated fair market value of the Company’s outstanding fixed rate debt (senior notes and convertible debt) at October 2, 2009 and January 2, 2009 was $866.5 million and $564.7 million, respectively. The increase in the fair market value is due to issuance of the Notes due 2014.

ANIXTER INTERNATIONAL INC.
     The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 3.3% and 4.7% at October 2, 2009 and at January 2, 2009, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 3.5% and 4.7% at October 2, 2009 and at January 2, 2009, respectively. Primarily as a result of the issuance of the Notes due 2014, as of October 2, 2009 the fair value of the fixed-rate debt instruments increased to $388.0 million from $168.1 million at January 2, 2009, respectively.
     The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $478.5 million at October 2, 2009 from $396.6 million at January 2, 2009 due to the increase in the Company’s stock price during the third quarter of 2009. A hypothetical 10% decrease in the price of the Company’s common stock from the price at October 2, 2009 and January 2, 2009 would have reduced the fair value of its then outstanding convertible debt by $47.9 million and $39.7 million, respectively.
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
     See Note 6. “Derivative Instruments” (“Interest rate agreements” and “Foreign currency forward contracts”) and Note 5. “Debt” to the Notes to the condensed consolidated financial statements for further detail on interest rate agreements and outstanding debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of October 2, 2009 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2009. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended October 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon is seeking damages of approximately $20 million. The Company intends to vigorously defend against the allegations. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.
     On September 11, 2009, Garden City Employees’ Retirement System filed a purported class action under the federal securities law in the United States District Court for the Northern District of Illinois, in Chicago, naming the Company, its current and former chief executive officers and its chief financial officer as defendants. The complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance. The complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. The Company and the other defendants intend to defend themselves vigorously against the allegations. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.
     From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material.

ANIXTER INTERNATIONAL INC.

ITEM 6.	EXHIBITS.

(10) Material Contracts.
10.1	(a) £15 million Revolving Credit Agreement, dated September 12, 2007, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent.

(b) Supplemental Agreement to £15 million Revolving Credit Agreement, dated September 4, 2009, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent.

10.2	Form of Indemnity Agreement with all directors and officers.

(31) Rule 13a — 14(a) / 15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
November 6, 2009	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

November 6, 2009	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer