Form 10-K
period 2010-01-01
ANIXTER INTERNATIONAL INC
filed 2010-02-26
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,150,452,181 as of July 3, 2009.

At February 19, 2010, 33,741,878 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.	BUSINESS.

(a)	General Development of Business

Anixter International Inc., formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter” or the “Company”).

In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In September of 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin-based distributor of electrical wire and cable. These acquisitions complement Anixter’s product offering with a broad array of value-added services and supply chain management programs to Original Equipment Manufacturers (“OEMs”) in a number of vertical markets. These, along with other strategic acquisitions made over the last five years (Total Supply Solutions Limited (“TSS”), Eurofast SAS (“Eurofast”), MFU Holding S.p.A. (“MFU”), IMS, Inc. (“IMS”) and Infast Group plc (“Infast”)), further the Company’s goal of building on its current strategic platform to drive future organic sales growth.

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

For certain financial information concerning the Company’s business segments, see Note 11. “Business Segments” in the Notes to the Consolidated Financial Statements.

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

Through a combination of its service capabilities and a portfolio of products from industry-leading manufacturers, the Company is a leading global distributor of data, voice, video and security network communication products and the largest North American distributor of specialty wire and cable products. In addition, Anixter is a leading distributor of “C” Class inventory components which are incorporated into a wide variety of end-use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, the majority of which are specialized or highly engineered for particular customer applications.

Customers

The Company sells products to over 100,000 active customers. These customers are international, national, regional and local companies that include end users of the Company’s products, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. Customers for the Company’s products cover all industry groups including manufacturing, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 3% of sales.

Products

The Company sells over 450,000 products. These products include communications (voice, data, video and security) products used to connect personal computers, peripheral equipment, mainframe equipment, security equipment and various networks to each other. These products consist of an assortment of transmission media (copper and fiber optic cable), connectivity products, support and supply products, and security surveillance and access control products. These products are incorporated into enterprise networks, physical security networks, central switching offices, web hosting sites and remote transmission sites. In addition, Anixter provides electrical wire and cable products, including electrical and electronic wire and cable, control and instrumentation cable and coaxial cable that are used in a wide variety of maintenance, repair and construction-related applications. The Company also provides a wide variety of electrical and electronic wire and cable products, fasteners and other small components that are used by OEMs in manufacturing a wide variety of products.

Suppliers

The Company sources products from approximately 7,000 suppliers. However, approximately 29% of Anixter’s dollar volume purchases in 2009 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter generally does not compete with its suppliers in product design or manufacturing activities. Anixter also generally does not sell private label products that are either one of Anixter’s brands or a brand name exclusive to Anixter.

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

Distribution and Service Platform

The Company cost-effectively serves its customers’ needs through its proprietary computer systems, which connect most of its warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter’s e-commerce platform, one of the most comprehensive, user-friendly and secure websites in the industry.

The Company operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 14 warehouses as regional warehouses. Collectively these facilities store approximately 32% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. This network of warehouses and sales offices consists of 149 locations in the United States, 17 in Canada, 36 in the United Kingdom, 41 in Continental Europe, 26 in Latin America, 20 in Asia and 5 in Australia/New Zealand.

The Company has also developed close relationships with certain freight, package delivery and courier services to minimize transit times between its facilities and customer locations. The combination of its information systems, distribution network and delivery partnerships allows Anixter to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.

Employees

At January 1, 2010 the Company employed 7,811 people. Approximately 42% of the employees are engaged in sales or sales-related activities, 40% are engaged in warehousing and distribution operations and 18% are engaged in support activities, including inventory management, information services, finance, human resources and general management. The Company does not have any significant concentrations of employees subject to collective bargaining agreements within any of its geographic segments.

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

Seasonality

The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. As the Company’s fastener business grows, the Company expects seasonal fluctuations to increase slightly, as the first and second quarter are somewhat stronger in the fastener business, due to third and fourth quarter seasonal and holiday plant shutdowns among OEM customers.

(d)	Financial Information about Geographic Areas

For information concerning foreign and domestic operations and export sales see Note 7. “Income Taxes” and Note 11. “Business Segments” in the Notes to the Consolidated Financial Statements.

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

Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from approximately 7,000 suppliers. However, approximately 29% of the Company’s dollar volume purchases in 2009 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control, including a key supplier becoming financially distressed.

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

The Company’s operating results have been affected by changes in copper prices, which is a major component in a portion of the electrical wire and cable products sold by the Company. As the Company’s purchase costs with suppliers change to reflect the changing copper prices, its mark-up to customers remains relatively constant, resulting in higher or lower sales revenue and gross profit depending upon whether copper prices are increasing or decreasing.

The degree to which spot market copper price changes correlate to product price changes is a factor of market demand levels for products. When demand is strong, there is a high degree of correlation but when demand is weak, there can be significant time lags between spot price changes and market price changes.

The Company has risks associated with the integration of acquired businesses.

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

The Company’s debt agreements contain certain financial and operating covenants that limit its discretion with respect to certain business matters. These covenants restrict the Company’s ability to incur additional indebtedness as well as they limit the amount of dividends or share repurchases the Company may make. As a result of these restrictions, the Company is limited in how it may conduct business and may be unable to compete effectively or take advantage of new business opportunities.

The Company has risks associated with accounts receivable.

Although no single customer accounts for more than 3% of the Company’s sales, a payment default by one of its larger customers could have a short-term impact on earnings. Given the current economic environment, constrained access to capital and general market contractions may heighten exposure to customer defaults.

The Company has convertible debt which may result in funding needs and additional dilution.

The Company’s outstanding 3.25% zero coupon convertible notes due 2033 include a right for the holders of those notes to put them to the Company whereby holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 from time to time.

The Company believes that expected future earnings, cash flow generated from operations and available, committed, unused credit lines will be sufficient to fund operations, as well as potential funding needs discussed above. In the event these sources are not sufficient to support the Company’s funding needs, the Company may need to access the capital markets and there can be no assurance that, when the Company accesses the capital markets, funding will be available or will be available on favorable terms. This could result in a material increase in interest expense, decrease in profitability or more restrictive covenants.

Additionally, based on the Company’s stock price, the debt may be convertible into common shares which, if converted, will cause dilution.

A decline in project volume could adversely affect the Company’s sales and earnings.

While most of the Company’s sales and earnings are generated by comparatively smaller and more frequent orders, the fulfillment of large orders for capital projects generates significant sales and earnings. Difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations, potentially having a material adverse effect on the Company’s financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s distribution network consists of 225 warehouses in 52 countries with more than 7.0 million square feet. There are 14 regional distribution centers (100,000 — 575,000 square feet), 34 local distribution centers (35,000 — 100,000 square feet) and 177 service centers. Additionally, the Company has 69 sales offices throughout the world. All but 2 of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

ITEM 3.	LEGAL PROCEEDINGS.

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism. The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. Civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, but based on information currently available, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon is seeking damages of approximately $26 million. The Company intends to vigorously defend against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.

On September 11, 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its chief financial officer. On November 18, 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. On January 6, 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. The Company and the other defendants intend to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.

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

During the fourth quarter of 2009, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 26, 2010, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 51	President and Chief Executive Officer of the Company since July 2008; Executive Vice-President — Chief Operating Officer of the Company from September 2007 to July 2008; Executive Vice-President — Enterprise Cabling and Security Systems of Anixter from January 2004 to September 2007; Senior Vice-President — Physical Security and Integrated Supply Solutions of Anixter from 2003 to 2004; Senior Vice-President — Integrated Supply Solutions of Anixter from 2002 to 2003.

Dennis J. Letham, 58	Executive Vice-President — Finance and Chief Financial Officer of the Company since September 2007; Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993. Mr. Letham also currently serves on the Board of Directors of Tenneco Inc.

Ted A. Dosch, 50	Senior Vice-President — Global Finance of the Company since January 2009; Corporate Vice President — Global Productivity at Whirlpool Corporation from April 2008 to January 2009; CFO — North America and Vice President — Maytag Integration at Whirlpool Corporation from November 2006 to March 2008; Corporate Vice President — Maytag Integration Team at Whirlpool Corporation from January 2006 to October 2006; Corporate Controller at Whirlpool Corporation from September 2004 to December 2005; CFO — North America at Whirlpool Corporation from November 1999 to August 2004. Mr. Dosch also currently serves on the Board of Directors of Habitat for Humanity International.

John A. Dul, 48	Vice-President — General Counsel and Secretary of the Company since November 2002; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 58	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 51	Vice-President — Taxes of the Company since May 1993.

Nancy C. Ross-Dronzek, 49	Vice-President — Internal Audit of the Company since December 2007 and of Anixter since July 2007. Director — Corporate Audit at The Boeing Company from 2003 to 2007.

Rodney A. Shoemaker, 52	Vice-President — Treasurer of the Company since July 1999.

Rodney A. Smith, 52	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 13. “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

PERFORMANCE GRAPH

The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in Anixter’s common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on the Company’s common stock with that of a broad market index and a peer group index consistent with the prior year. The Company’s Peer Group Index for 2010 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2009	2008	2007	2006	2005
	As Adjusted (See Note 1.)
	(In millions, except per share amounts)

Selected Income Statement Data:
Net sales	$4,982.4	$6,136.6	$5,852.9	$4,938.6	$3,847.4
Operating income[a]	103.5	391.9	439.1	337.1	189.4
Interest expense and other, net[b]	(86.3)	(86.4)	(54.6)	(39.0)	(36.6)
Net (loss) income[a,b,c]	$(29.3)	$187.9	$245.5	$206.3	$87.2
Net (loss) income per share:
Basic	$(0.83)	$5.30	$6.58	$5.28	$2.30
Diluted	$(0.83)	$4.87	$5.81	$4.79	$2.15
Dividends declared per common share[d]	$—	$—	$—	$—	$4.00
Selected Balance Sheet Data:
Total assets[b,e]	$2,671.7	$3,062.4	$2,981.4	$2,563.0	$2,009.6
Total short-term debt[f]	$8.7	$249.5	$84.1	$212.3	$1.0
Total long-term debt[b,f]	$821.4	$852.5	$859.1	$594.8	$618.8
Stockholders’ equity[d,e]	$1,024.1	$1,072.8	$1,092.5	$961.4	$708.8
Book value per diluted share	$29.17	$27.77	$25.88	$22.32	$17.35
Weighted-average diluted shares	35.1	38.6	42.2	43.1	40.8
Year-end outstanding shares	34.7	35.3	36.3	39.5	38.4
Other Financial Data:
Working capital	$1,381.0	$1,350.9	$1,439.0	$1,097.8	$932.6
Capital expenditures	$22.2	$32.7	$36.1	$24.8	$15.0
Depreciation and amortization of intangibles	$37.1	$34.6	$30.8	$24.0	$21.6

In August, September and October of 2008, the Company acquired QSN, QSM, Sofrasar, Gergen and World Class for $76.1 million, $4.5 million, $20.7 million, $19.4 million and $61.4 million, respectively, inclusive of legal and advisory fees. In May of 2007, April of 2007, October of 2006, May of 2006 and July of 2005, the Company acquired Eurofast, TSS, MFU, IMS and Infast for $26.9 million, $8.3 million, $61.2 million, $28.8 million and $71.8 million, respectively, inclusive of legal and advisory fees. As a result of the acquisitions described above, sales in the year of acquisition were favorably affected in 2008, 2007, 2006 and 2005 by $109.8 million, $87.7 million, $125.5 million and $182.0 million, respectively, as compared to the prior year. Operating income was unfavorably affected in 2009 and favorably affected in 2008, 2007, 2006 and 2005 by $2.4 million, $3.1 million, $12.1 million, $5.1 million and $2.3 million, respectively. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

As of the beginning of fiscal 2009, the Company adopted the provisions of new guidance issued by the Financial Accounting Standards Board (the “FASB”) related to convertible debt instruments. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s Consolidated Statements of Operations. The Company elected to apply the provisions of the new accounting guidance to instruments outstanding during the periods covered by the audited financial statements for fiscal years ending January 1, 2010, January 2, 2009 and December 28, 2007. The Company’s Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2009 and December 28, 2007 were adjusted from amounts previously reported to reflect the period specific effect of applying the provisions of the new rule. Accordingly, the Company recognized the cumulative effect of the change in accounting principle on periods prior to those presented in the audited financial statements as adjustments to assets, liabilities and equity with an offsetting decrease to the opening balance of retained earnings for fiscal 2007. See Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further information. However, for presentation purposes, the table above reflects the adoption of the new rules for all periods presented with a cumulative adjustment to the 2005 opening balance.

As a result of the implementation of the new accounting rules, interest expense was increased from previously reported amounts in 2008, 2007, 2006 and 2005 by $12.6 million, $13.0 million, $4.9 million and $4.6 million, respectively. Net income decreased by $7.8 million ($0.20 per diluted share), $8.0 million ($0.19 per diluted share), $3.0 million ($0.07 per diluted share) and $2.8 million ($0.07 per diluted share) for 2008, 2007, 2006 and 2005, respectively. This accounting change decreased assets and long-term debt and impacted stockholders’ equity from previously reported amounts. For 2008, 2007, 2006 and 2005 total assets decreased by $29.3 million, $34.8 million, $3.2 million and $2.5 million, respectively, while long-term debt decreased by $65.0 million, $78.1 million, $2.2 million and $6.3 million, respectively. For 2008, 2007, 2006 and 2005, stockholders’ equity increased by $37.0 million, increased by $44.7 million, decreased by $0.6 million and increased by $2.4 million, respectively.

Notes:

(a)	For the year ended January 1, 2010, operating income includes $100.0 million ($2.85 per diluted share) of non-cash goodwill impairment charge related to the European operations, $5.7 million ($0.11 per diluted share) of severance costs related to staffing reductions and $4.2 million ($0.07 per diluted share) related to exchange rate-driven lower of cost or market adjustment on inventory in Venezuela. For the year ended January 2, 2009, operating income includes $4.2 million of expense ($0.07 per diluted share) related to the retirement of our former Chief Executive Officer, $24.1 million ($0.38 per diluted share) related to receivable losses from customer bankruptcies, $2.0 million ($0.04 per diluted share) related to the inventory lower of cost or market adjustments resulting from sharply lower copper prices, and $8.1 million ($0.14 per diluted share) primarily related to personnel severance costs related to staffing reductions and exit costs associated with leased facilities that the Company incurred to re-align its business in response to current market conditions. For the year ended December 29, 2006, operating income includes a favorable sales tax-related settlement in Australia which reduced operating expenses by $2.2 million ($0.04 per diluted share).

(b)	For the year ended January 1, 2010, the Company recognized foreign exchange losses of $13.8 million ($0.17 per diluted share) associated with its Venezuela operations, net losses of $1.1 million ($0.02 per diluted share) associated with the early retirement of debt and a loss of $2.1 million ($0.04 per diluted share) associated with the cancellation of interest rate hedging contracts as a result of the repayment of the related borrowings. For the year ended January 2, 2009, the Company recorded a pre-tax loss of $18.0 million ($0.34 per diluted share) related to foreign exchange losses due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, highly volatile conditions in the foreign exchange markets. For the year ended January 2, 2009, the Company also recorded a pre-tax loss of $6.5 million ($0.10 per diluted share) related to the decline in the cash surrender value of Company owned life insurance policies associated with the Company’s deferred compensation program. In 2006, the Company recorded interest income of $6.9 million ($0.10 per diluted share) as a result of tax settlements in the U.S. and Canada. In 2005, the Company recorded a charge of $1.2 million ($0.02 per diluted share) related to the early retirement of debt.

(c)	In 2009, net income was reduced by $115.0 million ($3.16 per diluted share) related to the aforementioned items in (a) and (b) above. In 2009, the Company also recorded $4.8 million ($0.13 per diluted share) of net tax benefits related primarily to the reversal of a valuation allowance. In 2008, the Company recorded $1.6 million ($0.04 per diluted share) of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. In 2007, the Company recorded $11.8 million ($0.28 per diluted share) of net income primarily related to foreign tax benefits as well as a tax settlement in the U.S. In 2006, the Company recorded $27.0 million ($0.63 per diluted share) of net income primarily related to tax settlements in the U.S. and Canada and the initial establishment of deferred taxes associated with its foreign operations. For the year ended December 30, 2005, net income includes a reduction in tax expense of $1.4 million ($0.03 per diluted share) related to a favorable income tax ruling in Europe and an additional tax provision of $7.7 million ($0.19 per diluted share) related to the repatriation of accumulated foreign earnings.

(d)	Stockholders’ equity reflects treasury stock purchases of $34.9 million, $104.6 million and $244.8 million for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively, all of which have been retired. The Company did not purchase any treasury shares in fiscal 2006 or 2005. As of December 30, 2005, stockholders’ equity reflects the 2005 special dividends declared of $4.00 per common share as a return of excess capital to shareholders. Dividends declared in 2005 were approximately $156.1 million.

(e)	On December 30, 2006 (the beginning of fiscal 2007 for the Company), the Company adopted the provisions of new accounting guidance related to measurement and recognition of uncertain tax positions. As a result of the implementation of the standard, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 30, 2006 opening balance of retained earnings. In 2006, upon the adoption of a new accounting standard, the Company recorded the amount of its unfunded pension liability on its balance sheet resulting in an increase of $25.9 million in total pension liabilities. The pension liability adjustment was offset by a net reduction in stockholders’ equity of $19.0 million and deferred tax assets of $6.9 million. In accordance with the standard, the financial statements for periods prior to the date of adoption have not been restated.

(f)	At January 1, 2010, January 2, 2009, December 28, 2007 and December 29, 2006, short-term debt primarily consists of the accounts receivable securitization facility. During the first quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million principal amount of 10% Senior Notes due 2014 and then subsequently, in the fourth quarter of the year, the Company repurchased a portion of the Notes due 2014 which resulted in reducing the new debt balances by $23.6 million. Also, in 2009, the Company repurchased a portion of its convertible Notes due 2033 resulting in a reduction of borrowings of $60.1 million as compared to the end of 2008. During the first quarter of 2007, the Company issued $300 million of convertible senior notes due 2013. During the first quarter of 2005, Anixter Inc. issued $200 million of 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. For more information on short-term and long-term debt, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “completes,” “estimates,” “plans,” “projects,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 41 to 84 of this Report.

This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales, comparisons to the prior corresponding period, both worldwide and in relevant geographic segments, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions and foreign exchange and copper price effects (“non-GAAP”). The Company believes that by reporting organic growth which excludes the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales and other aspects of its financial performance.

Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.

Acquisition of Businesses

In August of 2008, the Company acquired the assets and operations of QSN Industries, Inc. (“QSN”) and all of the outstanding shares of Quality Screw de Mexico SA (“QSM”). QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In September 2008, the Company acquired all of the outstanding shares of Sofrasar SA (“Sofrasar”) and partnership interests and shares in Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class Wire & Cable Inc. (“World Class”), a Waukesha, Wisconsin based distributor of electrical wire and cable. The Company paid approximately $182.1 million in cash and assumed approximately $17.4 million in debt for the five businesses.

In April and May of 2007, respectively, the Company acquired all of the outstanding shares of Total Supply Solutions Limited (“TSS”), a Manchester, U.K.-based fastener distributor, and Eurofast SAS (“Eurofast”), an aerospace fastener distributor based in France. The Company paid approximately $35.2 million for these businesses.

As a result of the acquisitions described above, sales were favorably affected in 2009 and 2008 by $109.8 million and $87.7 million, respectively, while operating income was negatively affected by $2.4 million in 2009 but positively affected by $3.1 million in 2008.

All of the acquisitions described herein were accounted for as purchases and their respective results of operations are included in the condensed consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the Company’s operating results would not have been significantly different. Intangible amortization expense related to all of the Company’s intangible assets of $90.2 million at January 1, 2010 is expected to be approximately $10.1 million per year for the next five years.

Financial Liquidity and Capital Resources

Overview

As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily be due to changes in working capital as a result of the rate of increases or decreases to sales.

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

Liquidity continues to be an area of focus throughout the investment community and the Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During fiscal 2009, the Company generated $440.9 million of cash flow from operations, received net proceeds of $180.4 million (net of debt issuance costs of $4.8 million) from the issuance of the 10% Senior Notes due 2014 (“Notes due 2014”), spent $22.2 million on capital expenditures, reduced short-term and revolving credit facility borrowings by $400.2 million, repurchased 1.0 million shares of common stock for $34.9 million and repurchased a portion of the Notes due 2014 and a portion of the 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) for a total of $118.5 million ($1.2 million of which was accrued at year end 2009). The combination of these repurchases resulted in the recognition of a net loss of $1.1 million. At the end of fiscal 2009, the Company’s debt-to-total capital ratio was 44.8%, at the low end of its target range of 45% to 50%.

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. During the third quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., amended its revolving credit agreement and renewed its accounts receivable securitization program. Based on the recently amended credit agreement, the Company has approximately $312.7 million in available, committed, unused credit lines and has drawn only $5 million of borrowings under its $200 million accounts receivable facility. The Company also has invested cash balances of $72.5 million at the end of 2009. The Company continues to regard its strong financial position and significant liquidity as important differentiators from many companies in today’s still difficult market, as they provide the Company with financial flexibility to adjust quickly to new market realities, fund investment in crucial long-term growth initiatives and allow it to capitalize quickly on the eventual market rebound.

The Company anticipates that the economic recovery that began in the second half of 2009 will be less robust than the experience of other recent past recession recoveries. As such, the Company will balance its focus on sales and earnings growth with continued efforts in cost control and working capital management.

Cash Flow

Year ended January 1, 2010: Net cash provided by operating activities was $440.9 million in 2009 compared to $125.0 million in 2008. The increase in cash provided by operating activities reflects $306.9 million of working capital reductions associated with a decline in sales in 2009.

Consolidated net cash used in investing activities decreased to $23.7 million in 2009 from $212.7 million in 2008 when the Company spent approximately $180.3 million on acquisitions. The remaining decline in cash used in investing activities is a result of a decline in capital expenditures. Capital expenditures are expected to be approximately $29.1 million in 2010 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and in system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used for financing activities was $371.0 million in 2009 compared to net cash provided by financing activities of $110.8 million in the corresponding period in 2008. In 2009, the Company received net proceeds of $180.4 million (net of debt issuance costs of $4.8 million) from the issuance of the Notes due 2014. Using the proceeds from the note offering together with $440.9 million of cash generated from operations during 2009, the Company reduced short-term and revolving credit facility borrowings by $400.2 million and repurchased 1.0 million shares of common stock for $34.9 million. During 2009, the Company repurchased a portion of its Notes due 2014 and a portion of its Notes due 2033 for a total of $118.5 million ($1.2 million of which was accrued at year end 2009). In 2008, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility by $196.3 million and repurchased approximately 1.7 million shares of common stock for $104.6 million. The 2008 results include $10.2 million of cash from the excess income tax benefit associated with employee stock plans. Proceeds from the issuance of common stock relating to the exercise of stock options were $2.5 million in 2009 compared to $10.1 million in 2008. In 2009, the Company incurred $0.6 million of issuance costs in connection with amending its accounts receivable securitization facility compared to $0.5 million in 2008.

Year ended January 2, 2009: Net cash provided by operating activities was $125.0 million in 2008 compared to $138.2 million in 2007. The decrease in cash provided by operating activities was primarily due to lower net income offset by less incremental working capital requirements in 2008 than 2007 due to a lower level of organic sales growth.

Consolidated net cash used in investing activities increased to $212.7 million in 2008 from $73.9 million in 2007. The Company spent $180.3 million (net of cash acquired) in 2008 to acquire QSN, QSM, Sofrasar, Gergen and World Class. During 2007, the Company made additional payments of $3.3 million related to the businesses acquired in 2006 and spent $35.2 million (net of cash acquired) to purchase TSS and Eurofast. Capital expenditures decreased $3.4 million to $32.7 million during 2008 from $36.1 million in 2007 as the Company continued to invest in the consolidation of certain acquired facilities in North America and Europe and invested in system upgrades and new software to support its infrastructure and warehouse equipment to support the growth of the business.

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

Financings

Revolving Lines of Credit

At the end of fiscal 2009, the Company had approximately $312.7 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $96.1 million and $250.0 million at January 1, 2010 and January 2, 2009, respectively.

At January 1, 2010, the Company’s primary liquidity source is the recently amended $350 million (or the equivalent in Euro), 5-year revolving credit agreement at Anixter Inc. maturing in April of 2012. At January 1, 2010, long-term borrowings under this facility were $95.8 million as compared to $218.2 million of outstanding long-term borrowings at the end of fiscal 2008. The following key amendments were made to the revolving credit agreement in July of 2009:

•	The size of the facility was reduced from $450 million to $350 million.
•	The consolidated fixed charge coverage ratio (as defined in the amended revolving credit agreement) was amended to require minimum coverage of 2.25 times through September 30, 2010 (previously 3.00 times), 2.50 times from October 2010 through December 2011 (previously 3.00 times) and 3.00 times thereafter.
•	Anixter Inc. is required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to distribute funds to the Company to prepay, purchase or redeem indebtedness.
•	Anixter Inc. is permitted to distribute funds to the Company for payment of dividends and share repurchases up to a maximum amount of $150 million plus 50% of Anixter Inc.’s cumulative net income from the date of the amendment forward. In the third quarter of 2009, the Company repurchased 1.0 million shares for $34.9 million. As of January 1, 2010, Anixter Inc. has the ability to distribute $134 million of funds to the Company.
•	The ratings-based pricing grid was adjusted such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba2, is Libor plus 250 basis points on all borrowings (previously Libor plus 75 basis points on the first $350 million borrowed and Libor plus 100 basis point on the next $100 million borrowed).

All other material terms and conditions of the revolving credit facility were unchanged, including the April 2012 maturity date. The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio as described above. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of January 1, 2010, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. See Exhibit 10.25 to this Annual Report on Form 10-K for definitions of the covenant ratios and other specific terms of the agreement. Also, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements for further information regarding the amended facility.

The Company’s operating subsidiary in Canada, Anixter Canada Inc., has a $40.0 million (Canadian dollar) unsecured revolving credit facility that matures in April of 2012 and is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the BA/CDOR plus the applicable bankers’ acceptance fee (currently 250.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 150.0 basis points). In addition, standby fees on the unadvanced balance are currently 65.0 basis points. In June 2009, the Company cancelled a $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. At January 1, 2010, the Company had no borrowings outstanding under this facility but $16.4 million (U.S. dollar) was borrowed under the facility and included in long-term debt outstanding at the end of 2008.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at January 1, 2010 and January 2, 2009, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $0.3 million and $15.4 million, respectively.

Notes Due 2014

On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $200 million of Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

During 2009, the Company’s primary operating subsidiary, Anixter Inc., repurchased $23.6 million of accreted value of the Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year end 2009). Available cash was used to repurchase these notes. As a result of the repurchase, the Company recognized a pre-tax loss of $4.7 million, inclusive of $0.6 million of debt issue costs that were written off. The loss is included in “Other (expense) income” in the Consolidated Statements of Operations for the year ended January 1, 2010.

Convertible Debt

In May 2008, the FASB issued new guidance related to convertible debt instruments. The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 and Notes due 2033. The recognition and disclosure provisions of this new rule were effective for the Company in fiscal 2009 and all periods presented have been adjusted to reflect the impact of the new guidance. For further information regarding new guidance related to convertible debt, see Note 1. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements.

The Company’s Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represented a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on the date of issue. The Notes due 2013 are convertible, under certain circumstances (as described in the Notes to the Consolidated Financial Statements), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of 2009, the Notes due 2013 are not currently convertible. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013.

The Company’s Notes due 2033 have an aggregate principal amount at maturity of $240.3 million as of January 1, 2010. The principal amount at maturity of each Note due 2033 is $1,000. Based on the Company’s stock price at the end of 2009, the Notes due 2033 are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on or after July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;
•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;
•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;

•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and
•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

The Notes due 2013 and the Notes due 2033 are structurally subordinated to the indebtedness of Anixter Inc. Although the Notes due 2033 were convertible at the end of 2009, they are classified as long-term at January 1, 2010 as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements.

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Available cash was used to repurchase these notes. In connection with the repurchases and in accordance with the accounting rules for convertible debt instruments, the Company reduced the accreted value of the debt by $60.1 million and recorded a reduction in equity of $34.3 million (reflecting the fair value of the conversion option at the time of repurchase). The repurchases resulted in the recognition of a gain of $3.6 million which is included in “Other (expense) income” in the Consolidated Statement of Operations for the year ended January 1, 2010.

For further information regarding the convertible notes, see Note 2. “(Loss) Income Per Share” and Note 5. “Debt” in the notes to the consolidated financial statements.

Notes Due 2015

Anixter Inc. also has $200.0 million of Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of January 1, 2010 and January 2, 2009, the Company’s short-term debt outstanding was $8.7 million and $249.5 million, respectively. Short-term debt consists primarily of the funding related to the Company’s accounts receivable securitization facility which Anixter Inc. renewed for a new 364-day period ending in July of 2010. As a part of the renewal, the size of the facility was reduced from $255 million to $200 million to bring it in line with the size of the current receivable collateral base. The renewed program carries an all-in drawn borrowings cost of Commercial Paper (“CP”) plus 150 basis points (previously CP plus 95 basis points). Unused capacity fees increased from 45 to 55 basis points to 75 to 85 basis points. All other material terms and conditions were unchanged.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $200.0 million. ARC is consolidated for accounting purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during 2009 and 2008 was approximately $42.3 million and $144.3 million, respectively. The issuance costs related to amending and restating the accounts receivable securitization facility totaled $0.6 million in 2009.

Interest Expense

As adjusted for the adoption of the new accounting rules related to convertible debt instruments, consolidated interest expense was $66.1 million, $60.6 million and $58.2 million for 2009, 2008 and 2007, respectively. Since fiscal year-end 2008, the Company has used its strong cash flow to reduce borrowings by approximately $300.0 million while increasing invested cash balances by $66.5 million. However, in 2009 the Company’s average cost of borrowings rose to 6.7% versus 5.4% and 6.1% in 2008 and 2007, respectively, due to the higher costs associated with the Notes due 2014 and lower average short-term borrowings which have lower interest rates. At the end of 2009, approximately 99.2% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts. The Company’s debt-to-total capitalization at January 1, 2010 and January 2, 2009 was 44.8% and 50.7%, respectively. The impact of interest rate agreements was minimal in 2009, 2008 and 2007.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of January 1, 2010:

	Payments due by period
						Beyond
	2010	2011	2012	2013	2014	2014	Total
	(In millions)

Debt[a]	$8.7	$0.2	$208.6	$249.1	$163.5	$200.0	$830.1
Contractual Interest[b]	37.7	42.9	35.7	32.3	16.1	13.9	178.6
Purchase Obligations[c]	411.6	8.5	7.3	—	—	—	427.4
Operating Leases	63.1	51.5	43.2	33.4	26.8	74.6	292.6
Deferred Compensation Liability[d]	3.3	3.0	3.3	2.8	1.9	27.7	42.0
Pension Plans[e]	11.9	—	—	—	—	—	11.9

Total Obligations	$536.3	$106.1	$298.1	$317.6	$208.3	$316.2	$1,782.6

Liabilities related to unrecognized tax benefits of $5.1 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our unrecognized tax benefits to change significantly during the next twelve months. See Note 7. “Income Taxes” in the notes to the consolidated financial statements for further information related to unrecognized tax benefits.

Notes:

(a)	Included in debt are capital lease obligations of $0.5 million, of which approximately $0.2 million are due in each period from 2010 to 2011. The accounts receivable securitization program is set to expire within one year of January 1, 2010 and the outstanding balance of $5.0 million was classified as short-term. At January 1, 2010, Anixter had $95.8 million of borrowings under its long-term revolving credit facilities maturing in April of 2012. Although the Notes due 2033 were convertible at the end of 2009, the Company has the intent and ability to refinance the accreted value of the Notes due 2033 with existing long-term financing agreements available at January 1, 2010. The book value of the Notes due 2033 was $112.7 million and will accrete to $121.4 million in April of 2012 when the Company’s long-term revolving credit facilities mature. The Notes due 2013 were not convertible at the end of 2009. The $200.0 million Notes due 2015 are reflected in the column Beyond 2014.

(b)	Interest payments on debt outstanding at January 1, 2010 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at January 1, 2010.

(c)	Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

(d)	A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 1, 2010, the deferred compensation liability was $41.9 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. At January 1, 2010, the cash surrender value of these company life insurance policies was $31.8 million.

(e)	The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At January 1, 2010, the current portion of the Company’s pension liability of $97.0 million was $0.8 million. The Company currently estimates that it will be required to contribute $11.9 million to its foreign and domestic pension plans in 2010. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2010.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $142.6 million at January 1, 2010, which are subject to various provisions of each respective country. Approximately $30.4 million of this amount expires between 2010 and 2024, and $112.2 million of the amount has an indefinite life. Of the $142.6 million NOL carryforwards of foreign subsidiaries, $94.2 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 1, 2010 were approximately $48.4 million, which are subject to various provisions of each respective country. Approximately $22.1 million of this amount expires between 2010 and 2019 and $26.3 million of the amount has an indefinite life. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Results of Operations

2009 Executive Overview and Outlook

The weak economic conditions that persisted throughout 2009 led to sales of $4,982.4 million, a 18.8% decline versus the prior year sales of $6,136.6 million. After adjusting for $181.1 million of negative foreign exchange effects, an estimated $147.0 million of negative copper prices effects and eliminating the sales of $109.8 million associated with acquisitions, the Company had an organic sales decline of approximately 15.3%. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines.

While sales declined from 2008, the Company experienced flat daily sales run rates during most of 2009, with variations in consecutive quarter sales being, in large part, attributable to differences in the number of shipping days in a quarter due to holidays. While commodity prices and exchange rates displayed a fair amount of volatility during the year, the effects were muted by the overriding impact of the weak economy on customer demand levels.

The sales declines were disproportionately weighted to our higher gross margin products within OEM Supply where we saw a 20.5% organic decline in sales, and within electrical wire and cable, which reported a 17.5% decline in sales in 2009. At the same time, there was a further unfavorable sales mix shift during the year as we saw an organic sales decline of 25.1% in Europe, our highest gross margin geographic segment, versus 15.3% for the Company in total. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven lower of cost or market adjustment on inventory in Venezuela. In 2008, the Company also recorded a $2.0 million lower of cost or market inventory adjustment in Europe. As a result of these factors, gross margins declined to 22.7% in 2009 from 23.5% in the prior year.

Operating expense control was a high priority throughout the year as the Company continued to evaluate activity levels and productivity to ensure its expense structure was sized to meet the realities of the economy while at the same time balancing the Company’s short-term objectives with its longer term strategies and programs. The Company reacted to the market conditions by reducing headcount by 9.6% in 2009. In addition, the Company extended salary review cycles from a normal 12 months to 18 months, recorded lower incentive compensation expense based on the decline in operating performance and tightly controlled variable expenses. All of these actions were taken with a goal of balancing short-term expense reductions with preserving the long-term capabilities and institutional knowledge that are critical to excellent customer service.

Despite the expense reductions, the effects of lower sales volumes, weaker gross margins and the effect on gross profit from lower copper prices resulted in a decline in operating margins in 2009. In addition, operating losses and an outlook for a weak economic recovery in Europe also led to a non-cash goodwill impairment charge of $100.0 million for the Company’s European operations during the second quarter.

While the weak economy led to significant year-on-year declines in sales and operating earnings, the Company moved quickly to substantially reduce the amount of working capital in the business. Working capital reductions of $306.9 million contributed to the $440.9 million of cash flows from operating activities for the year.

Operating income of $103.5 million in 2009 was significantly lower than operating income of $391.9 million in 2008. As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were 2.1% in 2009 compared to 6.4% in the prior year. The impairment charge reduced operating margins by 200 basis points in 2009. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices decreased the Company’s year-to-date operating income by $2.4 million, $4.3 million and $32.6 million, respectively.

As a result of issuing the Notes due 2014 in the first quarter of 2009, the Company’s weighted average cost of borrowed capital increased to 6.7% from 5.4% in the prior year. Despite the fact that the Company was able to generate significant cash flow and reduce outstanding borrowings by approximately $300.0 million during the year, the higher interest rates resulted in a 9.1% increase in interest expense in 2009 as compared to 2008. As the Company retired debt in the later months of the year, including the repurchase of $23.6 million of the Notes due 2014 and $60.1 million of convertible notes, a net loss of $1.1 million on the retirement of debt was incurred.

In 2009, the Company recognized foreign exchange losses of $13.8 million associated with its Venezuela operations and a loss of $2.1 million associated with the cancellation of interest rate hedging contracts as a result of the repayment of the related borrowings. These losses were partially offset by a gain of $3.4 million related to the increase in the value of Company-owned life insurance policies associated with the Company’s deferred compensation program. In the prior year, the Company recorded a loss of $18.0 million related to foreign exchange and a loss of $6.5 million related to the decline in the cash surrender value of Company owned life insurance policies.

The tax provision for 2009 was $46.5 million which resulted in an effective tax rate of 39.6% after excluding the non-deductible impairment charge to goodwill. The 2009 tax provision was reduced by $4.8 million of net tax benefits related primarily to the reversal of a valuation allowance. Excluding the impairment charge, severance costs, losses due cancellation of interest rate swaps, early retirement of debt, foreign exchange related losses in Venezuela and the tax benefits, the Company’s effective tax rate in 2009 was 43.9%. The tax provision for 2008 was $117.6 million and the effective tax rate was 38.5%, inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign NOL carryforwards. Excluding the tax benefits and a number of items that decreased net income by $39.8 million in 2008, the Company’s effective tax rate in 2008 was 38.2% (see the “2008 versus 2007 Consolidated Results of Operations” section included herein for further information regarding these items). The increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.

The combined effects of the reduced operating earnings driven by the various factors identified above resulted in a net loss of $29.3 million in 2009 as compared to net income of $187.9 million in 2008. Diluted loss per share for fiscal 2009 of $0.83 was impacted by $3.06 due to the previously mentioned impairment charge, severance costs, losses due to the cancellation of interest rate swaps, early retirement of debt and foreign exchange related losses in Venezuela which were partially offset by the tax benefits as discussed. Exclusive of these items, 2009 diluted earnings per share was $2.23 as compared to $4.87 in the prior year, which included a number of items that decreased dilutive earnings per share by $1.03 (see the “2008 versus 2007 Consolidated Results of Operations” section included herein for further information regarding these items).

Primarily as a result of the Company’s share repurchases during the last year and less dilution related to the Company’s convertible notes, the diluted weighted-average common shares declined by 9.1% in 2009 versus 2008.

The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of higher copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates. From 2006 through the third quarter of 2008, the Company’s financial performance benefited from historically high copper prices. However, during the fourth quarter of 2008 and continuing through the third quarter of 2009, copper prices declined from these historically high prices. Market-based copper prices averaged approximately $2.37 per pound during 2009 compared to $3.13 per pound in 2008. As a result, sales and operating income were unfavorably affected by $147.0 million and $32.6 million, respectively.

2010 Outlook

The Company ended 2009 in a healthy financial position, with cash and cash equivalent balances of $111.5 million, approximately $300.0 million less in borrowings than at the beginning of the year, $312.7 million in available, unused bank revolving credit facilities and only $5 million of borrowings under a $200 million accounts receivable securitization facility. Looking forward to 2010, the Company expects that the economic recovery will be slow to unfold and that sales growth, while positive, will be modest. This modest sales growth, combined with anticipated improvements in the sales mix, is expected to drive modest gross margin improvement and improved operating leverage. At the same time, the Company anticipates some reduction in interest cost on lower borrowings and a lower effective tax rate due to improved profitability, especially in Europe.

If the Company generates these improvements in profitability it would expect to see improved cash flow from earnings. At the same time, the modest levels of anticipated sales growth will mean minimal additional working capital investments. While the Company does not expect a repeat of the 2009 cash flow, which was driven by significant working capital reductions, it nonetheless anticipates strong cash flow. This cash flow will further enhance the liquidity position of the Company during 2010 and position it for long-term growth.

While the Company will consider acquisition opportunities that fit well with its business model and strategies, at this time it is not expected that significant acquisition investments will be made during 2010 unless there is a more robust economic recovery than is currently envisioned. The Company will continue to pursue debt reductions and evaluate share repurchases in order to balance the need for financial flexibility, in less-than-certain economic times, with a goal of achieving better utilization of capital and cost of capital optimization.

On February 4, 2010, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions. The Company noted that all previously announced share repurchase programs had been completed. As of the date of filing the Company’s 2009 Form 10-K, all shares were repurchased under this program. Specifically, the Company repurchased 1 million shares subsequent to 2009 at an average cost of $41.24 per share. Purchases were made on the open market using available cash on hand. As a result of the $41.2 million repurchase of common stock, Anixter Inc.’s ability to distribute funds to the Company has been reduced from $134 million at the end of fiscal 2009. See Note 5. “Debt” for further information.

2009 versus 2008

Consolidated Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$4,982.4	$6,136.6	(18.8%)
Gross profit	$1,130.6	$1,442.8	(21.6%)
Goodwill impairment	$100.0	$—	nm
Operating expenses	$927.1	$1,050.9	(11.8%)
Operating income	$103.5	$391.9	(73.6%)

nm — not meaningful

Net Sales: The Company’s net sales during 2009 decreased $1,154.2 million, or 18.8%, to $4,982.4 million from $6,136.6 million in 2008. A series of recently-completed acquisitions resulted in $109.8 million of incremental sales while unfavorable effects of foreign exchange rates reduced sales by $181.1 million and the decline in copper prices reduced sales by $147.0 million in 2009 as compared to the year ago period. Excluding the acquisitions, the unfavorable effects of foreign exchange rates and copper prices, the Company’s net sales decreased $935.9 million, or approximately 15.3% in 2009 as compared to the prior year. All geographic segments, as well as all end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year sales declines.

Gross Margins: Gross margins decreased in the 2009 to 22.7% compared to 23.5% in 2008 mainly due to relatively greater declines in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 25.1% organically as compared to the Company-wide organic decline in sales of 15.3%. At the same time, lower gross margin end markets, such as enterprise cabling and security, reported a much lower worldwide organic sales decline as compared to the 15.3% Company-wide organic sales decline. While the Company has experienced price decreases on certain products, including those caused by increased manufacturer discounting and competitive pressure, gross margins were not affected in any material manner as overall product pricing has remained fairly stable. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven inventory lower of cost or market adjustment in Venezuela which reduced gross margins by 10 basis points. In 2008, the Company also recorded a $2.0 million lower of cost or market inventory adjustment in Europe which reduced gross margins slightly. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $32.6 million in 2009 as compared to the prior year.

Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter of 2009 related to its European operations. The impairment charge was due to continued operating losses during that quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Operating expenses decreased $123.8 million, or 11.8%, in 2009 from 2008, despite an incremental $33.6 million of expenses related to a series of recently-completed acquisitions and $5.7 million of severance costs during the second quarter. The decline in operating expenses in 2009 is primarily due to favorable foreign exchange rates of $37.2 million, lower variable costs associated with the 15.3% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009. The decline in operating expenses also reflects the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.

Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were 2.1% in 2009 compared to 6.4% in the prior year. The impairment charge reduced operating margins by 200 basis points in 2009. Inclusive of the impairment charge, operating income of $103.5 million in 2009 compares to operating income of $391.9 million in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices decreased the Company’s operating income by $2.4 million, $4.3 million and $32.6 million, respectively.

Interest Expense: Consolidated interest expense was $66.1 million in 2009 as compared to $60.6 million in 2008. Since fiscal year-end 2008, the Company has used its strong cash flow to reduce borrowings by approximately $300.0 million while increasing invested cash balances by $66.5 million. However, in 2009 the Company’s average cost of borrowings rose to 6.7% versus 5.4% in the prior year due to the higher costs associated with the issuance of the Notes due 2014 in March of 2009 and lower average short-term borrowings which have lower interest rates. At the end of 2009, approximately 99.2% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.

Other, net:

	Years Ended
	January 1,	January 2,
	2010	2009
	(In millions)

Foreign exchange loss	$(23.3)	$(18.0)
Cash surrender value of life insurance policies	3.4	(6.5)
Settlement of interest rate swaps	(2.1)	—
Early retirement of debt	(1.1)	—
Other	2.9	(1.3)

	$(20.2)	$(25.8)

Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $9.5 million in 2009. The Company also recorded a foreign exchange loss of $13.8 million due to the repatriation of cash from Venezuela and the remeasurment of monetary items on the Venezuelan balance sheet at the parallel exchange rate. In 2008, the Company recorded foreign exchange losses of $18.0 million due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $3.4 million in 2009. However, due to the combined effect of sharp declines in both the equity and bond markets during 2008 the Company recorded a loss of $6.5 million in that year. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings and a net loss of $1.1 million related to the early retirement of debt. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Income Taxes: The tax provision for 2009 was $46.5 million which resulted in an effective tax rate of 39.6% after excluding the non-deductible impairment charge to goodwill. The 2009 tax provision was reduced by $4.8 million of tax benefits as a result of the reversal of a valuation allowance. Excluding the impairment charge, severance costs, losses due cancellation of interest rate swaps, early retirement of debt, foreign exchange related losses in Venezuela and the tax benefits, the Company’s effective tax rate in 2009 was 43.9%. The tax provision for 2008 was $117.6 million and the effective tax rate was 38.5%, inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign NOL carryforwards. Excluding the tax benefits and a number of items that decreased net income by $39.8 million in 2008, the Company’s effective tax rate in 2008 was 38.2% (see the “2008 versus 2007 Consolidated Results of Operations” section included herein for further information regarding these items). The increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.

Net Income: The combined effects of the reduced operating earnings driven by the various factors identified above resulted in a net loss of $29.3 million in 2009 as compared to net income of $187.9 million in 2008. Diluted earnings per share for fiscal 2009 of negative $0.83 was reduced by $3.06 due to the previously mentioned impairment charge, severance costs, losses due to the cancellation of interest rate swaps, early retirement of debt and foreign exchange related losses in Venezuela which were partially offset by the tax benefits as discussed. Exclusive of these items, 2009 diluted earnings per share was $2.23 as compared to $4.87 in the prior year, which included a number of items that decreased dilutive earnings per share by $1.03 (see the “2008 versus 2007 Consolidated Results of Operations” section included herein for further information regarding these items).

North America Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$3,610.0	$4,280.1	(15.7%)
Gross profit	$808.2	$999.1	(19.1%)
Operating expenses	$613.6	$684.0	(10.3%)
Operating income	$194.6	$315.1	(38.2%)

Net Sales: When compared to 2008, North America net sales for 2009 decreased 15.7% to $3,610.0 million. Excluding the unfavorable effects of foreign exchange rate changes of $51.3 million, sales related to the recent acquisitions of $62.7 million and the unfavorable impact of copper prices of $134.4 million, North America net sales were $3,733.0 million in 2009, which represents a decrease of $547.1 million, or approximately 12.8%, compared to 2008. The decrease in sales is primarily the result of lower industrial production volumes and lower OEM supply sales. Also contributing to the negative sales comparisons were lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment.

Gross Margins: Gross margins decreased to 22.4% in 2009 from 23.3% in the prior year mainly due to a sales mix shift resulting from slowing sales among higher gross margin electrical wire and cable products and OEM supply products. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $27.1 million in 2009.

Operating Expenses: Operating expenses decreased $70.4 million, or 10.3% in 2009 from the prior year. Foreign exchange rate changes decreased operating expenses by $6.4 million, but recent acquisitions increased operating expense by $20.2 million as compared to the prior year. Operating expenses decreased primarily due to lower variable costs associated with the 12.8% organic decline in sales, benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009 and the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.

Operating Income: Operating margins were 5.4% in 2009 as compared to 7.4% in 2008. Operating income decreased $120.5 million, or 38.2%, in 2009 as compared to 2008 primarily due to lower sales. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $3.7 million and $27.1 million, respectively, as compared to the prior year.

Europe Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$907.2	$1,309.4	(30.7%)
Gross profit	$218.3	$323.9	(32.6%)
Goodwill impairment	$100.0	$—	nm
Operating expenses	$237.5	$288.0	(17.5%)
Operating (loss) income	$(119.2)	$35.9	nm

nm — not meaningful

Net Sales: When compared to the corresponding period in 2008, Europe net sales for 2009 decreased 30.7% to $907.2 million. Excluding $104.4 million due to unfavorable foreign exchange rate changes, $12.6 million due to unfavorable effects of copper prices and incremental sales of $44.0 million due to acquisitions, Europe net sales were $980.2 million in 2009, which represents a decrease of $329.2 million, or approximately 25.1%, over the corresponding period in 2008. The decrease in sales is primarily due to lower industrial production volumes which resulted in lower OEM supply sales as compared to the prior year. Also contributing to the decrease in sales is lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment.

Gross Margins: Gross margins decreased to 24.1% in 2009 from 24.7% in 2008. The decline in gross margins is primarily due to a product sales mix shift resulting from slowing sales in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices did not impact gross margins, however, they did reduce gross profit dollars by $5.5 million in 2009 as compared to 2008.

Operating Expenses: The Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter of 2009 related to its European operations. The impairment charge was due to continued operating losses and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. All other operating expenses decreased $50.5 million, or 17.5%, in 2009 primarily due to lower variable costs associated with the 25.1% organic decline in sales and benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009. Recent acquisitions increased operating expenses by $12.6 million, while foreign exchange rate changes decreased operating expenses by $26.5 million as compared to 2008.

Operating Income: As a result of lower sales and gross margins as well as the impairment charge of $100.0 million in Europe, operating margins were negative 13.1% in 2009 as compared to 2.7% in 2008. The impairment charge reduced operating margins by 11.0% in 2009. Inclusive of the impairment charge, operating losses of $119.2 million in 2009 compare to operating income of $35.9 million in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $1.3 million and $5.5 million, respectively. Foreign exchange reduced Europe’s operating loss by $1.0 million in 2009.

Emerging Markets Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$465.2	$547.1	(15.0%)
Gross profit	$104.1	$119.8	(13.1%)
Operating expenses	$76.0	$78.9	(3.7%)
Operating income	$28.1	$40.9	(31.3%)

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2009 decreased 15.0% to $465.2 million from $547.1 million in 2008. Excluding the incremental sales of $3.1 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $25.4 million, Emerging Markets net sales declined 10.9%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.

Gross Margins: During 2009, Emerging Markets gross margins increased to 22.4% from 21.9% in 2008, primarily due to a favorable product sales mix. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven lower of cost or market adjustment on inventory in Venezuela which reduced gross margins by 90 basis points.

Operating Expenses: Operating expenses decreased $2.9 million in 2009, or 3.7% compared to the prior year period. Favorable foreign exchange rate changes decreased operating expenses by $4.3 million in 2009 as compared to the prior year.

Operating Income: Emerging Markets operating income decreased $12.8 million, or 31.3%, in 2009 as compared to the prior year. Operating margins decreased to 6.0% from 7.5% in 2008. Exchange rate changes had a $1.6 million unfavorable impact on operating income.

2008 versus 2007 Executive Overview

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

•	The Company recorded a non-cash charge in North America of $4.2 million ($2.6 million, net of tax) related to amendments made to the employment contract of the Company’s recently retired Chief Executive Officer (“CEO”) which extended the terms of his non-competition and non-solicitation restrictions in exchange for extended vesting and termination provisions of previously granted equity awards.

•	Deteriorating credit markets and economic conditions resulted in two large customer bankruptcies, NetVersant Solutions Inc. and Nortel Networks Inc., which resulted in bad debt losses of $23.4 million ($14.4 million, net of tax) in North America and $0.7 million ($0.5 million, net of tax) in Europe.

•	In response to the substantially lower sales levels during the fourth quarter, the Company undertook a series of actions that resulted in the recognition of $2.7 million of expense ($1.7 million, net of tax) in North America and $5.4 million ($3.7 million, net of tax) in Europe related to severance costs and facility lease write-offs. These actions were expected to reduce future operating costs by approximately $14.7 million annually.

•	During the fourth quarter, the Company also recorded a $2.0 million lower of cost or market inventory adjustment ($1.4 million, net of tax) in Europe with respect to certain wire and cable product lines where the depth of inventory positions likely exceeded market inventory levels such that it was probable that by the time the Company sold through its inventory of those products it would not be able to realize a profit on those products.

Excluding the items outlined above of $38.4 million, operating income in 2008 was $430.3 million, which represents a slight decrease of 2.0% as compared to 2007, while operating margins were 7.0% versus 7.5% in 2007.

In addition to the after-tax impact of $24.3 million for the above mentioned items, net income for 2008 was also impacted by the following items:

•	In 2008, the Company recorded foreign exchange losses of $18.0 million ($13.1 million after-tax) due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Specifically, during the latter part of 2008 the U.S. dollar reversed its multi-year slide against the world’s major currencies, with as much as, or more than, a 20 percent change in value against individual foreign currencies in the period of one month. While the Company has had historically effective hedging programs to mitigate exchange risk in its foreign operations this extreme volatility presented the Company with unprecedented challenges in managing this risk.

•	The combined effect of valuation declines in both the equity and bond markets resulted in a $6.5 million decline ($4.0 million, net of tax) in the cash surrender value inherent in a series of Company owned life insurance policies associated with the Company sponsored deferred compensation program.

•	Net tax benefits of $1.6 million related to the reversal of valuation allowances associated with certain NOL carryforwards in the first quarter of 2008.

As a result of these items and the above outlined items affecting operating income (collectively, the “2008 Items”), net income in 2008 was $187.9 million, or $4.87 per diluted share, compared to $245.5 million, or $5.81 per diluted share, in the prior year period. Prior year net income included $11.8 million related to foreign tax benefits and finalization of prior year tax returns. Excluding the 2008 Items, net income would have been $227.7 million as compared to 2007 net income of $233.7 million, exclusive of the identified tax benefits.

Diluted earnings per share for fiscal 2008, inclusive of $1.03 per diluted share related to the 2008 Items, declined 16.2% to $4.87 per diluted share from $5.81 per diluted share in the prior year, which included a benefit of $0.28 per diluted share related to foreign taxes and finalization of prior year tax returns. Excluding the effect of the

2008 Items, net income per diluted share would have been $5.90 as compared to the $5.53 per diluted share in 2007, exclusive of the identified tax benefits.

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

2008 versus 2007

Consolidated Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$6,136.6	$5,852.9	4.8%
Gross profit	$1,442.8	$1,413.3	2.1%
Operating expenses	$1,050.9	$974.2	7.9%
Operating income	$391.9	$439.1	(10.7%)

Net Sales: The Company’s net sales during 2008 increased $283.7 million, or 4.8%, to $6,136.6 million from $5,852.9 million in 2007. A series of recently-completed acquisitions accounted for $87.7 million of the increase while slightly unfavorable effects of foreign exchange rates on a year-to-date basis reduced sales $1.1 million. Excluding the acquisitions and the effects of foreign exchange rates, the Company’s net sales increased $197.1 million, or approximately 3.4%, in 2008 as compared to the prior year. The factors driving the Company’s organic growth were consistent with those the Company has seen during the past couple of years. The Company experienced strong year-on-year sales in the emerging markets, North America OEM supply business and strong growth in the European wire and cable business outside the U.K. The Company also experienced continued success in expanding its presence in the security market and geographic expansion of its electrical wire and cable presence in Europe.

Gross Margins: Gross margins decreased in 2008 to 23.5% from 24.1% in 2007 mainly due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and a sales mix shift.

Operating Expenses: Operating expenses increased $76.7 million, or 7.9%, in 2008 from 2007. The 2008 operating expenses include $36.4 million related to the 2008 Items and $22.6 million related to a series of recently-completed acquisitions. Changes in foreign exchange rates decreased operating expenses by $3.6 million as compared to the corresponding period in 2007. In addition, the extra 53rd week in 2008 increased operating expenses an estimated $6.5 million as fiscal 2007 was a 52 week fiscal year. Excluding the operating expenses related to the 2008 Items, acquisitions, the effects of foreign exchange rates and the extra 53rd week in fiscal 2008, operating expenses increased approximately $14.8 million, or 1.5%, primarily due to variable costs associated with the 3.4% organic growth in sales. The low rate of expense growth also reflects the benefit of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets. Core operating expenses remain very tightly controlled relative to sales growth so that the Company can continue to invest in its strategic initiatives which include growing the security business, expanding the geographic presence of the electrical wire and cable business in Continental Europe and the Middle East, developing a presence in the industrial automation market, adding to our supply chain services offering and continuing to expand business in the Emerging Markets.

Operating Income: Operating margins were 6.4% in 2008 as compared to 7.5% in 2007. Operating income of $391.9 million decreased $47.2 million, or 10.7%, in 2008 as compared to $439.1 million in 2007. Excluding the 2008 Items of $38.4 million identified previously that relate to operating income, the decline in operating income would have been $8.8 million, representing a decline of 2.0% from the prior year, while operating margins would have been 7.0% as compared to 7.5% in 2007. Recent acquisitions and favorable foreign exchange effects added

$3.1 million and $5.2 million, respectively, to operating income. Excluding the 2008 Items, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $17.1 million, or 3.9%, in 2008 as compared to 2007 as the effects of lower gross margins exceeded the benefits of good expense management.

Interest Expense: Consolidated interest expense was $60.6 million in 2008 as compared to $58.2 million in 2007. The weighted-average debt outstanding in 2008 was $1,094.3 million as compared to $953.7 million in 2007. The increase was driven by additional working capital requirements, the repurchase of approximately 8.0% of the Company’s outstanding shares during 2008 and a series of recently-completed acquisitions. With the interest rates on approximately 66.7% of the Company’s borrowings fixed, average cost of borrowings were 5.4% in 2008 as compared to 6.1% in 2007.

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

Income Taxes: The consolidated tax provision decreased to $117.6 million in 2008 from $139.0 million in 2007, primarily due to a decrease in income before taxes. The effective tax rate for 2008 was 38.5% as compared to 36.2% in 2007. During 2008 and 2007, the Company recorded tax benefits of $1.6 million and $11.5 million, respectively, primarily related to foreign tax benefits as well as a tax settlement in the U.S. Excluding the tax benefits recorded in the years ended January 2, 2009 and December 28, 2007, the Company’s tax rate was 39.0% and 39.1%, respectively. The year-on-year change in the core effective tax rate reflects changes in the country level mix of pre-tax earnings.

Net Income: Including the 2008 Items, net income in 2008 was $187.9 million, or $4.87 per diluted share, compared to $245.5 million, or $5.81 per diluted share, in the prior year period, which included $11.8 million of net income related to foreign tax benefits and finalization of prior year tax returns. Excluding the 2008 Items, net income would have been $227.7 million as compared to 2007 net income of $233.7 million, exclusive of the identified tax benefits. Diluted earnings per share for fiscal 2008, inclusive of $1.03 per diluted share related to the 2008 Items, declined 16.2% to $4.87 per diluted share from $5.81 per diluted share in the prior year, which included a benefit of $0.28 per diluted share related to foreign taxes and finalization of prior year tax returns. Excluding the effect of the 2008 Items, net income per diluted share would have been $5.90, or 6.7% higher, as compared to the $5.53 per diluted share in 2007, exclusive of the identified tax benefits.

North America Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$4,280.1	$4,106.3	4.2%
Gross profit	$999.1	$981.7	1.8%
Operating expenses	$684.0	$636.7	7.4%
Operating income	$315.1	$345.0	(8.7%)

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

Sales of enterprise cabling and security solutions in North America of $2,250.2 million increased $11.2 million in 2008, or 0.5%, from $2,239.0 million in 2007. The increase was primarily due to strong growth in the security market of 19.0% offset by a decline in larger enterprise cabling projects due to challenging economic conditions. Foreign exchange rates on Canadian enterprise cabling and security solutions sales did not impact sales growth versus the prior year. Including World Class sales of $9.3 million, North America electrical wire and cable sales of $1,505.5 million increased $98.7 million, or 7.0%, in 2008 from $1,406.8 million in 2007. The increase was achieved despite a difficult comparison to very strong sales in the year ago period, as project activity, particularly in the energy and natural resources vertical end markets, remained strong. Favorable foreign exchange rates on Canadian electrical wire and cable sales accounted for $3.9 million of the sales growth in 2008. Excluding the effects of foreign exchange rates and the acquisition of World Class, electrical wire and cable sales were up $85.6 million, or approximately 6.1%, in 2008 as compared to 2007. Including QSN sales of $28.9 million, the OEM supply business sales of $533.3 million increased 16.2%, or $74.2 million, from $459.1 million in 2007. Excluding the QSN sales and $0.2 million of unfavorable effects of foreign exchange rates, sales increased 9.9% in 2008 as compared to the prior year with strong sales growth to aerospace and defense and the addition of new industrial customers offset weakness with certain existing customers in the industrial portion of this market who experienced production slowdowns that have negatively impacted the Company’s sales.

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

Operating Expenses: Including the 2008 Items that related to North America of $30.3 million, operating expenses increased $47.3 million, or 7.4%, in 2008 as compared to 2007. The acquisitions of World Class and QSN added $10.9 million to operating expenses while foreign exchange rate changes decreased operating expenses by $0.1 million. Excluding the 2008 Items, the effects of changes in foreign exchange rates and acquisitions, operating expenses were $6.2 million higher than 2007, which represents an increase of 1.0% relative to the 3.2% organic growth in sales.

Operating Income: Operating margins were 7.4% and 8.4% in 2008 and 2007, respectively. Operating income decreased $29.9 million, or 8.7%, in 2008 as compared to the prior year. The acquisitions of World Class and QSN increased operating income $1.1 million while favorable foreign exchange rate changes added $0.4 million to operating income. Excluding the 2008 Items impacting operating income that related to North America of $30.3 million, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $1.1 million in 2008, or 0.3%, as compared to the prior year primarily due to lower gross margins. Operating margins, excluding the 2008 Items, decreased to 8.1% from the operating margins of 8.4% reported in 2007, primarily due to the above described pressures on gross margins.

Europe Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$1,309.4	$1,274.4	2.7%
Gross profit	$323.9	$331.0	(2.1%)
Operating expenses	$288.0	$270.4	6.5%
Operating income	$35.9	$60.6	(40.7%)

Net Sales: When compared to the corresponding period in 2007, Europe net sales for 2008 increased 2.7% to $1,309.4 million, including $46.2 million due to recent acquisitions. Unfavorable foreign exchange rate changes caused sales to decline by $6.0 million in 2008 as compared to the prior year. Excluding acquisitions and the effects of foreign exchange rate changes, Europe net sales were $1,269.2 million in 2008, which represents a decrease of $5.2 million, or approximately 0.4%, as compared to 2007. The Company’s efforts to expand its presence in the electrical wire and cable market in Europe resulted in sales of $253.6 million in 2008 as compared to $210.9 million in 2007, an increase of 20.2%. Exclusive of $4.9 million of unfavorable foreign exchange effects, sales in the European electrical wire and cable market were 22.5% higher than 2007. Further, the Company’s efforts to expand its geographic presence of its wire and cable business outside the United Kingdom resulted in sales increasing $38.8 million, or 51.9%, to $113.5 million in fiscal 2008 as compared to sales of $74.7 million in 2007. Excluding the effects of favorable foreign exchange rate changes of $5.9 million primarily related to changes in the Euro, wire and cable sales outside the United Kingdom increased $32.8 million in 2008, or 44.0%, as compared to 2007. Europe OEM supply sales in 2008 of $607.9 million increased $21.5 million, or 3.7%, from $586.5 million in 2007. Exclusive of $14.8 million of unfavorable foreign exchange effects primarily related to changes in the British Pound and the sales of $46.2 million from recent acquisitions, sales in the European OEM supply business were 1.7% lower in 2008 as compared to 2007. The enterprise cabling and security solutions sales growth in Europe continued to be affected by challenging economic conditions. Enterprise cabling and security solutions sales in Europe decreased by 6.1% to $447.9 million in 2008, as compared to sales of $477.1 million in 2007. Exclusive of $13.7 million of favorable foreign exchange effects primarily related to changes in the Euro, sales in the Europe enterprise cabling and security solutions market were 9.0% lower in 2008 as compared to 2007.

Gross Margins: Gross margins decreased to 24.7% in 2008 from 26.0% in 2007. The decline in gross margins is primarily due to the effects of lower supplier volume incentives that resulted from lower year-on-year sales growth rates and lower gross margins in the OEM supply business versus the prior year due to pricing pressure from rising steel and specialty metal prices.

Operating Expenses: Including the 2008 Items that related to Europe of $6.1 million, operating expenses increased $17.6 million, or 6.5% in 2008 as compared to 2007. Recent acquisitions increased operating expenses by $10.6 million, while foreign exchange rate changes decreased operating expenses by $3.8 million. Excluding the 2008 Items, the effects of changes in foreign exchange rates and acquisitions, operating expenses were $4.7 million higher than 2007, which represents an increase of 1.7% relative to the 0.4% organic decline in sales.

Operating Income: Operating margins were 2.7% in 2008 as compared to 4.8% in 2007. Lower operating margins on declining sales generated a decrease in operating income of $24.7 million, or 40.7%, in 2008 as compared to 2007. Recent acquisitions and favorable foreign exchange rates added $1.7 million and $4.8 million, respectively, to operating income. Excluding the 2008 Items impacting operating income that related to Europe of $8.1 million, acquisitions and the favorable effects of foreign exchange rates, operating income decreased $23.1 million in 2008, or 38.1%, as compared to the prior year. Operating margins, excluding the 2008 Items, decreased to 3.4% from the operating margins of 4.8% reported in 2007, due to a combination of the above described pressures on gross margins and increases in operating expenses. The decline in European operating profit was due to a very challenging economic environment particularly in the U.K.

Emerging Markets Results of Operations

	Years Ended
	January 2,	December 28,	Percent
	2009	2007	Change
	(In millions)

Net sales	$547.1	$472.2	15.9%
Gross profit	$119.8	$100.6	19.2%
Operating expenses	$78.9	$67.1	17.6%
Operating income	$40.9	$33.5	22.3%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2008 increased 15.9% to $547.1 million from $472.2 million in 2007. Excluding the incremental sales of $3.3 million related to the acquisition of QSM and $1.4 million favorable impact from changes in foreign exchange rates, the Emerging Markets net sales growth was 14.9%. Asia Pacific sales of $161.9 million increased 6.3% in 2008 from $152.2 million in 2007. Exclusive of the $5.4 million favorable impact from foreign exchange rate changes, Asia Pacific sales increased $4.3 million as growth in day-to-day business was offset by lower project volume. Inclusive of the $3.3 million of sales related to the acquisition of QSM and $4.0 million related to the unfavorable impact from changes in foreign exchange rates, Latin America sales of $385.2 million increased $65.2 million, or 20.4%, in 2008 compared to 2007. Excluding the acquisition and foreign exchange rate impact, Latin America sales increased $65.9 million, or 20.6%, in 2008 compared to the prior year. The Company continued to experience overall economic growth in most countries which, combined with increased market penetration and expanding product lines, drove good year-over-year growth.

Gross Margins: During 2008, Emerging Markets gross margins increased to 21.9% from 21.3% in the corresponding period in 2007, primarily due to a favorable product mix.

Operating Expenses: Operating expenses increased $11.8 million in 2008, or 17.6% compared to the prior year. QSM added $1.0 million to operating expenses while favorable foreign exchange rate changes increased operating expenses by $0.3 million in 2008 as compared to the prior year. Excluding the acquisition and foreign exchange rate impact, operating expenses increased $10.5 million, or 15.6%, as the company continued to invest in initiatives to increase market penetration and expand product lines.

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

Allowance for Doubtful Accounts: At January 1, 2010 and January 2, 2009, the Company reported net accounts receivable of $941.5 million and $1,051.7 million, respectively. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

•	Customers that are no longer paying their balances are reserved based on the historical write-off percentages;
•	Risk accounts are individually reviewed and the reserve is based on the probability of potential default. The Company continually monitors payment patterns of customers, investigates past due accounts to assess the likelihood of collection and monitors industry and economic trends to estimate required allowances; and
•	The outstanding balance for customers who have declared bankruptcy is reserved at the outstanding balance less the estimated net realizable value.

If circumstances related to the above factors change, the Company’s estimates of the recoverability of amounts due to the Company could be reduced or increased by a material amount.

Inventory Obsolescence: At January 1, 2010 and January 2, 2009, the Company reported inventory of $918.8 million and $1,153.3 million, respectively. Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not or the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors;
•	Price protection from vendors;
•	Expected future usage;
•	Whether or not a customer is obligated by contract to purchase the inventory;
•	Current market pricing;
•	Historical consumption experience; and
•	Risk of obsolescence.

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

Pension Expense: Accounting rules related to pensions and the policies used by the Company generally reduce the recognition of actuarial gains and losses in the net benefit cost, as any significant actuarial gains/losses are amortized over the remaining service lives of the plan participants. These actuarial gains and losses are mainly attributable to the return on plan assets that differ from that assumed and differences in the obligation due to changes in the discount rate, plan demographic changes and other assumptions.

A significant element in determining the Company’s net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. In 2009, the Company assumed that the weighted-average expected long-term rate of return on plan assets would be 7.26%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2009. As a result of the combined effect of valuation increases in both the equity and bond markets, the plan assets produced an actual gain of approximately 10% in 2009 as compared to a loss of 17% in 2008. As a result, the fair value of plan assets increased to $276.8 million at the end of fiscal 2009 from $229.9 million at the end of fiscal 2008. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Other Comprehensive Income,” a component of “Stockholders’ Equity” in the Consolidated Balance Sheet.

The measurement date for all plans of the Company is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2009 and 2008, the Company reviewed rates of return on relevant market indices, specifically, the Citigroup pension liability index. These rates are adjusted to match the duration of the liabilities associated with the pension plans. At January 1, 2010 and January 2, 2009, the Company determined the consolidated weighted average rate of all plans to be 5.88% and 6.12%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. As a result of the change in the discount rate as well as changes in foreign exchange rates, the projected benefit obligation increased to $373.8 million at the end of fiscal 2009 from $310.7 million at the end of fiscal 2008. As a result of the change in asset values and the projected benefit obligation, the Company’s consolidated net pension liability was $97.0 million at the end of fiscal 2009 compared to $80.8 million at the end of 2008.

Based on the consolidated weighted-average discount rate at the beginning of 2009 and 2008 (6.12% and 6.03%, respectively), the Company recognized a consolidated pre-tax net periodic cost of $16.0 million in 2009, up from $10.5 million in 2008. The Company estimates its 2010 net periodic cost to increase by approximately 6.0% primarily due to a decrease in discount rates.

Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2010 pension expense of approximately $3.2 million and an increase in the projected benefit obligations at January 1,

2010 of $31.8 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2010 expense of approximately $1.1 million.

Goodwill and Indefinite-Lived Intangible Assets: On an annual basis, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. The Company also reviews market multiple information to corroborate the fair value conclusions recorded through the aforementioned income approach. If the first step indicates a potential impairment, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company’s annual impairment test performed at the beginning of the third quarter of 2008 and the interim impairment test in the fourth quarter of 2008 did not result in an impairment charge for goodwill. However, as a result of the continued downturn in global economic conditions during 2009, the Company’s North America, Europe and Asia Pacific reporting units experienced a severe decline in sales, margins and profitability as compared to both the prior year and the projections that were made at the end of fiscal 2008. In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP as of the end of fiscal May 2009.

In connection with the impairment analysis, the Company determined the implied fair value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would be an implied value attributable to goodwill of $12.1 million in the Europe reporting unit and accordingly, in the second quarter of 2009, the Company recorded a non-cash impairment charge related to the write off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.

The Company subsequently performed its annual impairment test at the beginning of the third quarter of 2009. This did not result in any additional impairment charge for goodwill. The Company currently expects the carrying amount of remaining goodwill to be fully recoverable.

As of January 1, 2010, the Company does not have any material indefinite-lived intangible assets other than goodwill. The Company’s intangible assets include definite-lived intangibles which are primarily related to customer relationships. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company analyzed its definite-lived intangible assets in the second quarter of 2009 and determined that all of them would be recoverable.

Deferred Tax Assets: The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

Uncertain Tax Positions: In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company’s tax positions comply with applicable tax law and the Company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for uncertain tax positions, based upon the technical support for the positions, the Company’s past audit experience with similar situations, and potential interest and penalties related to the matters. Management believes these reserves represent the best estimate of the amount that the Company will ultimately be required to pay to settle the matters. The Company’s effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the Company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

As of January 1, 2010, the aggregate amount of global uncertain tax position liabilities and related interest recorded was approximately $5.1 million. The uncertain tax positions cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($1.3 million) relates to an ongoing examination by U.K. tax authorities related to certain expenses of an acquired group of companies. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign and state jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

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

Foreign Exchange Risk

The Company’s foreign currency-denominated sales were 33% in 2009 and 36% in 2008 and 2007. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).

The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive loss. In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Operations.

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. At January 1, 2010 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $198.3 million and $87.1 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $21.4 million and $8.2 million in fiscal 2009 and 2008, respectively.

Venezuela Foreign Exchange

The Company’s functional currency for financial reporting purposes in Venezuela is the U.S. dollar (“USD”). Inventory is sourced from vendors in the United States (including the parent company of the Venezuelan operations, Anixter Inc.) and paid for in USD. Sales to customers are invoiced in the local bolivar currency and bolivars are collected from customers to settle outstanding receivables. During 2009, local government restrictions made it increasingly difficult to transfer cash out of Venezuela.

The Company utilized the parallel market (which involves using bolivars to purchase Venezuelan securities and then swap those securities for USD denominated investments) to obtain USD to settle USD liabilities. The use of this parallel market results in unfavorable foreign exchange rates as compared with the official rate in Venezuela. In December of 2009, the Venezuela operations remitted cash to its U.S. parent using the parallel market, resulting in a $4.8 million realized pre-tax foreign exchange loss, which was recorded within “Other income and expense” in the Consolidated Statement of Operations for the year ended January 1, 2010.

As a result of the factors that led to increased usage of the parallel market, including the December cash remittance to the parent, the Company re-evaluated its historical practice of remeasuring bolivar-denominated monetary assets (primarily cash and accounts receivable) into USD using the official exchange rate for financial reporting purposes. The Company determined that due to the change of circumstances described above, and the expected continued use of the parallel market for repatriating cash from Venezuela, use of the parallel rate for remeasurement purposes was most appropriate. The result of using the unfavorable parallel exchange rate to remeasure these assets was a $9.0 million pre-tax loss recorded during the fourth quarter within “Other income and expense” in the Consolidated Statement of Operations for the year ended January 1, 2010.

The Company currently has binding orders from customers at a price that, when remeasured to USD using the parallel rate, will not allow the Company to recover the historical cost of its inventory. As a result, the Company recorded a pre-tax lower of cost or market inventory charge of approximately $4.2 million through cost of goods sold during the fourth quarter of 2009.

Interest Rate Risk

The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At January 1, 2010 and January 2, 2009, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income, net of associated deferred taxes. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at January 1, 2010 or January 2, 2009. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.5 million and $2.0 million in fiscal 2009 and 2008, respectively.

Fair Market Value of Debt Instruments

The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). At January 1, 2010, the Company’s carrying value of its fixed rate debt was $725.3 million as compared to $602.5 million at January 2, 2009. The increase in the carrying value of fixed rate debt is primarily a result of the issuance of the Notes due 2014. The combined estimated fair market value of the Company’s fixed rate debt at January 1, 2010 and January 2, 2009 was $847.2 million and $564.7 million, respectively. The increase in the fair value of fixed rate debt is also the result of the issuance of the Notes due 2014 as well as the increase in the Company’s stock price during 2009 which increased the fair value of the Company’s convertible debt. The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.

The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 2.8% and 4.7% at January 1, 2010 and at January 2, 2009, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 2.8% and 4.7% at January 1, 2010 and at January 2, 2009, respectively. Primarily as a result of the issuance of the Notes due 2014, as of January 1, 2010 the fair value of the fixed-rate debt instruments increased to $381.5 million from $168.1 million at January 2, 2009, respectively.

The Company has outstanding debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt increased to $465.7 million at January 1, 2010 from $396.6 million at January 2, 2009 due to the increase in the Company’s stock price during fiscal 2009. A hypothetical 10% decrease in the price of the Company’s common stock from the price at January 1, 2010 and January 2, 2009 would have reduced the fair value of its then outstanding convertible debt by $46.6 million and $39.7 million, respectively.

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

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 1, 2010 and January 2, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 1, 2010 and January 2, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 1. to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments in accordance with the new requirements for accounting for convertible debt effective January 3, 2009 and applied the change in its method of accounting to previously reported financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anixter International Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2010

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As Adjusted (See Note 1.)

Net sales	$4,982.4	$6,136.6	$5,852.9
Cost of operations:
Cost of goods sold	3,851.8	4,693.8	4,439.6
Operating expenses	927.1	1,050.9	974.2
Goodwill impairment	100.0	—	—

Total costs and expenses	4,878.9	5,744.7	5,413.8

Operating income	103.5	391.9	439.1
Other (expense) income:
Interest expense	(66.1)	(60.6)	(58.2)
Other, net	(20.2)	(25.8)	3.6

Income before income taxes	17.2	305.5	384.5
Income tax expense	46.5	117.6	139.0

Net (loss) income	$(29.3)	$187.9	$245.5

Net (loss) income per share:
Basic	$(0.83)	$5.30	$6.58
Diluted	$(0.83)	$4.87	$5.81

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	January 1,	January 2,
	2010	2009
		As Adjusted
		(See Note 1.)

ASSETS
Current assets:
Cash and cash equivalents	$111.5	$65.3
Accounts receivable (less allowances of $25.7 and $29.4 in 2009 and 2008, respectively)	941.5	1,051.7
Inventories	918.8	1,153.3
Deferred income taxes	47.5	41.3
Other current assets	31.7	32.8

Total current assets	2,051.0	2,344.4
Property and equipment, at cost	279.5	260.3
Accumulated depreciation	(192.0)	(174.3)

Net property and equipment	87.5	86.0
Goodwill	357.7	458.6
Other assets	175.5	173.4

	$2,671.7	$3,062.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505.4	$582.1
Accrued expenses	155.9	161.9
Short-term debt	8.7	249.5

Total current liabilities	670.0	993.5
Long-term debt	821.4	852.5
Other liabilities	156.2	143.6

Total liabilities	1,647.6	1,989.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,700,481 and 35,322,126 shares issued and outstanding in 2009 and 2008, respectively	34.7	35.3
Capital surplus	225.1	243.7
Retained earnings	819.6	882.8
Accumulated other comprehensive loss:
Foreign currency translation	3.4	(49.3)
Unrecognized pension liability	(56.8)	(36.9)
Unrealized loss on derivatives, net	(1.9)	(2.8)

Total accumulated other comprehensive loss	(55.3)	(89.0)

Total stockholders’ equity	1,024.1	1,072.8

	$2,671.7	$3,062.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As Adjusted (See Note 1.)

Operating activities:
Net (loss) income	$(29.3)	$187.9	$245.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	100.0	—	—
Depreciation	24.1	24.9	22.9
Accretion of debt discount	21.1	18.5	18.1
Stock-based compensation	15.2	18.2	11.9
Amortization of intangible assets	13.0	9.7	7.9
Amortization of deferred financing costs	2.9	1.6	1.9
Net loss on retirement of debt	1.1	—	—
Deferred income taxes	(1.6)	(8.0)	(6.5)
Excess income tax benefit from employee stock plans	(0.7)	(10.2)	(16.3)
Changes in current assets and liabilities:
Accounts receivable	149.4	87.8	(151.8)
Inventories	264.8	(141.8)	(112.6)
Accounts payable and other current assets and liabilities, net	(107.3)	(68.8)	124.6
Other, net	(11.8)	5.2	(7.4)

Net cash provided by operating activities	440.9	125.0	138.2
Investing activities:
Capital expenditures	(22.2)	(32.7)	(36.1)
Acquisition of businesses, net of cash acquired	(1.8)	(180.3)	(38.5)
Other	0.3	0.3	0.7

Net cash used in investing activities	(23.7)	(212.7)	(73.9)
Financing activities:
Repayment of borrowings	(716.7)	(922.8)	(920.4)
Proceeds from borrowings	316.5	1,119.1	807.6
Bond proceeds	185.2	—	300.0
Retirement of debt — debt component	(83.0)	—	—
Retirement of debt — equity component	(34.3)	—	—
Purchases of common stock for treasury	(34.9)	(104.6)	(241.8)
Deferred financing costs	(6.7)	(0.5)	(7.1)
Proceeds from issuance of common stock	2.5	10.1	11.7
Excess income tax benefit from employee stock plans	0.7	10.2	16.3
Payment of cash dividend	(0.3)	(0.7)	(1.1)
Purchased call option	—	—	(88.8)
Proceeds from sale of warrant	—	—	52.0
Equity issuance costs	—	—	(1.4)

Net cash (used in) provided by financing activities	(371.0)	110.8	(73.0)

Increase (decrease) in cash and cash equivalents	46.2	23.1	(8.7)
Cash and cash equivalents at beginning of year	65.3	42.2	50.9

Cash and cash equivalents at end of year	$111.5	$65.3	$42.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income
			As Adjusted			As Adjusted
			(See Note 1.)			(See Note 1.)

Balance at December 29, 2006	39.5	$39.5	$113.0	$803.3	$6.2
Adjustment to initially apply convertible debt guidance (See Note 1.)	—	—	9.0	(9.6)	—
Adjustment to initially apply income tax guidance (See Note 7.)	—	—	—	(0.9)	—
Net income	—	—	—	245.5	—	$245.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	34.7	34.7
Changes in unrealized pension cost, net of tax of $5.9	—	—	—	—	10.9	10.9
Changes in fair market value of derivatives, net of tax of $0.4	—	—	—	—	(0.9)	(0.9)

Comprehensive income						$290.2

Issuance of Notes due 2013 — equity component	—	—	88.8	—	—
Issuance costs of Notes due 2013 — equity component	—	—	(1.4)	—	—
Purchase and retirement of treasury stock (see Note 9.)	(4.3)	(4.3)	—	(240.5)	—
Purchase call option and sold warrant (see Note 9.)	—	—	(36.8)	—	—
Issuance of common stock and related tax benefits	1.1	1.1	34.9	—	—

Balance at December 28, 2007	36.3	$36.3	$207.5	$797.8	$50.9
Net income	—	—	—	187.9	—	$187.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	(107.4)	(107.4)
Changes in unrealized pension cost, net of tax of $19.0	—	—	—	—	(28.2)	(28.2)
Changes in fair market value of derivatives, net of tax of $1.7	—	—	—	—	(4.3)	(4.3)

Comprehensive income						$48.0

Purchase and retirement of treasury stock (see Note 9.)	(1.7)	(1.7)	—	(102.9)	—
Issuance of common stock and related tax benefits	0.7	0.7	36.2	—	—

Balance at January 2, 2009	35.3	$35.3	$243.7	$882.8	$(89.0)
Net loss	—	—	—	(29.3)	—	$(29.3)
Other comprehensive income:
Foreign currency translation	—	—	—	—	52.7	52.7
Changes in unrealized pension cost, net of tax of $0.9	—	—	—	—	(19.9)	(19.9)
Changes in fair market value of derivatives, net of tax of $0.4	—	—	—	—	0.9	0.9

Comprehensive income						$4.4

Purchase and retirement of treasury stock (see Note 9.)	(1.0)	(1.0)	—	(33.9)	—
Equity component of repurchased convertible debt (see Note 9.)	—	—	(34.3)	—	—
Issuance of common stock and related tax benefits	0.4	0.4	15.7	—	—

Balance at January 1, 2010	34.7	$34.7	$225.1	$819.6	$(55.3)

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and specialty wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2009 and 2007 and 53 weeks in 2008. Certain amounts have been reclassified to conform to the current year presentation.

The Company’s management has evaluated its subsequent events for disclosure in this annual filing on Form 10-K through February 26, 2010, the date on which the Financial Statements were issued.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $12.4 million, $37.0 million and $11.5 million in 2009, 2008 and 2007, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The higher provision in 2008 was due to the rapid deterioration of the credit markets and economic conditions that resulted in two large customer bankruptcies which resulted in bad debt losses of $24.1 million. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.

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

Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors;
•	Price protection from vendors;
•	Expected future usage;
•	Whether or not a customer is obligated by contract to purchase the inventory;
•	Current market pricing;
•	Historical consumption experience; and
•	Risk of obsolescence.

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment: At January 1, 2010, net property and equipment consisted of $61.6 million of equipment and computer software and approximately $25.9 million of buildings and leasehold improvements. At January 2, 2009, net property and equipment consisted of $59.0 million of equipment and computer software and approximately $27.0 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $24.1 million, $24.9 million and $22.9 million in 2009, 2008 and 2007, respectively.

Costs for software developed for internal use are accounted for in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At January 1, 2010 and January 2, 2009, capitalized costs, net of accumulated amortization, for software developed for internal use was approximately $17.0 million and $9.9 million, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted average cost of borrowings for the period. Interest expense capitalized for fiscal 2009, 2008 or 2007 was insignificant.

Goodwill: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. The Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The Company also reviews market multiple information to corroborate the fair value conclusions recorded through the aforementioned income approach. If the first step indicates a potential impairment, the second step of the goodwill impairment test is performed whereby the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company’s goodwill impairment analysis is performed annually at the beginning of the third quarter. However, as a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company’s stock price as compared to the Company’s book value per share as well as the significant disruptions in the global credit markets, the Company performed an interim impairment test as of fiscal year end 2008. The Company’s annual and interim impairment tests did not result in an impairment charge for goodwill or definite-lived intangible assets in 2007 or 2008. However, as a result of the continued downturn in global economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis in 2009 which resulted in a non-cash impairment charge related to the write-off of the remaining goodwill of $100.0 million associated with its Europe reporting unit (see Note 10. “Goodwill Impairment”). The Company subsequently performed its annual

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test at the beginning of the third quarter of 2009. This did not result in any additional impairment charge for goodwill. The Company currently expects the carrying amount of remaining goodwill to be fully recoverable.

Intangible assets: Intangible assets primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At January 1, 2010 and January 2, 2009, the Company’s gross carrying amount of intangible assets subject to amortization was $132.6 million and $117.1 million, respectively. Accumulated amortization was $42.4 million and $28.3 million at January 1, 2010 and January 2, 2009, respectively.

Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates.

Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At January 1, 2010 and January 2, 2009, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income, net of associated deferred taxes. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at January 1, 2010 or January 2, 2009.

In June 2009, the Company cancelled two interest rate swap agreements due to the repayment of the related borrowings. As a result, the Company recorded pre-tax losses of $2.1 million in 2009 associated with settling the liability positions on these two contracts.

Foreign currency forward contracts: The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.

The fair value of the Company’s foreign currency forward contracts were not significant at the end of 2009 and 2008. The fair value of the foreign currency forward contracts is based on the difference between the contract rate

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the current exchange rate. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.

At January 1, 2010 and January 2, 2009, forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in other income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant for the years ended 2009, 2008 and 2007. At January 1, 2010 and January 2, 2009, the notional amount of the foreign currency forward contracts outstanding was approximately $198.3 million and $87.1 million, respectively.

Foreign currency translation: The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive income (loss). In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Operations. The Company recognized $23.3 million and $18.0 million in net foreign exchange losses in 2009 and 2008, respectively, and $1.9 million in net foreign exchange gains in 2007. See “Other, net” discussion herein for further information regarding the losses recorded in 2009 and 2008.

Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. In connection with the sales of its products, the Company often provides certain supply chain services. These services are provided exclusively in connection with the sales of products, and as such, the price of such services are included in the price of the products delivered to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.

In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. The Company generally takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title to the customer.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $10.0 million, $12.7 million and $12.2 million in 2009, 2008 and 2007, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses in the Consolidated Statements of Operations, which were $86.9 million, $105.3 million and $109.3 million for the years ended 2009, 2008 and 2007, respectively.

Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company records reserves for uncertain tax positions in accordance with U.S. accounting rules.

Stock-based compensation: In accordance with U.S. accounting rules, the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs for the plans have been determined based on the fair value at the grant date using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period representing the requisite service period.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Operations at the end of fiscal 2009, 2008 and 2007:

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
	(In millions)

Other, net (loss) gain:
Foreign exchange	$(23.3)	$(18.0)	$1.9
Cash surrender value of life insurance policies	3.4	(6.5)	1.4
Settlement of interest rate swaps	(2.1)	—	—
Early retirement of debt	(1.1)	—	—
Other	2.9	(1.3)	0.3

	$(20.2)	$(25.8)	$3.6

Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $9.5 million in 2009. The Company also recorded a foreign exchange loss of $13.8 million due to the repatriation of cash from Venezuela and the remeasurement of the Venezuelan balance sheet at the parallel exchange rate. In 2008, the Company recorded foreign exchange losses of $18.0 million due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. In 2007, the Company recorded foreign exchange gains of $1.9 million. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $3.4 million and $1.4 million in 2009 and 2007, respectively. However, due to the combined effect of sharp declines in both the equity and bond markets during 2008, the Company recorded a loss of $6.5 million in that year. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings and a net loss of $1.1 million related to the early retirement of debt. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Recently issued and adopted accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement that defines the new GAAP hierarchy and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. The Company adopted the Codification beginning in the third fiscal quarter of 2009. The adoption of the new statement

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has changed how the Company references various elements of GAAP when preparing Anixter’s financial statement disclosures but did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a new accounting statement on subsequent events. The objective of this statement is to provide further guidance for disclosures relating to the type of subsequent event (recognized versus non-recognized) and to modify the definition of when a subsequent event occurred and the date through which a subsequent event has been evaluated by management. The Company’s management defines the evaluation period for subsequent events as events or transactions that occurred after the balance sheet date, but before the issuance of the Company’s condensed consolidated financial statements. The provisions of the new statement were effective for the Company beginning in the second fiscal quarter of 2009 and did not have a material impact on the Company’s condensed consolidated financial statements. This new guidance requires the disclosure of the date through which an entity has evaluated subsequent events. The Company included this disclosure in Note 1. “Summary of Significant Accounting Policies”.

In April 2009, the FASB issued new accounting guidance on interim disclosures about the fair value of financial instruments. The guidance enhances consistency in financial reporting by requiring qualitative and quantitative information about fair value estimates of all financial instruments on a quarterly basis. The expanded disclosure provisions were effective for the Company beginning in the second fiscal quarter of 2009 and are included in the notes to the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to contingencies in a business combination, which amends and clarifies previously issued accounting rules, that require measurement of fair value at the acquisition date if fair value can be reasonably determined and provides guidance on how to make that determination. It also amends the subsequent measurement and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The new guidance was effective as of the beginning of fiscal 2009 for the Company. The provisions of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The new guidance includes a technical amendment that requires disclosure of the net periodic benefit cost for each annual period for which a statement of income is presented. The new guidance was effective for the Company for its 2009 annual reporting period and the new disclosures are included in Note 8. “Pension Plans, Post-Retirement Benefits and Other Benefits” in the Company’s consolidated financial statements.

In November 2008, the FASB ratified a new accounting rule that clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The new rule requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. The new rule was effective for the Company at the beginning of fiscal 2009. The provisions of the new accounting rule did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued new guidance related to convertible debt instruments. The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impacted the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) which pay interest semiannually at a rate of 1.00% per annum and the Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) which have a principal amount at maturity of $240.3 million as of January 1, 2010. The

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition and disclosure provisions of this new rule were effective for the Company at the beginning of fiscal 2009.

The guidance allowed the Company the choice of applying the guidance to convertible debt instruments outstanding at any point during any of the periods presented in the audited financial statements or during any of the periods presented in the table included in Item 6. “Selected Financial Data.” The Company elected to apply the provisions of the new accounting guidance to instruments outstanding during all periods covered by the audited financial statements for fiscal years ending January 1, 2010, January 2, 2009 and December 28, 2007. Accordingly, the Company recognized the cumulative effect of the change in accounting principle in the consolidated statements of stockholders’ equity as a decrease in the opening balance of retained earnings of $9.6 million and an increase in capital surplus of $9.0 million in fiscal 2007. The consolidated financial statements for the years ended January 2, 2009 and December 28, 2007 were also adjusted from amounts previously reported to reflect the period specific effect of applying the provisions of the new rule.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET IMPACT(a)

	As of
	January 2, 2009
	As Reported	Adjustment	As Adjusted
	(In millions)

Other assets	$202.7	$(29.3)	$173.4
Total assets	$3,091.7	$(29.3)	$3,062.4
Long-term debt	$917.5	$(65.0)	$852.5
Other liabilities	$144.9	$(1.3)	$143.6
Total liabilities	$2,055.9	$(66.3)	$1,989.6
Capital surplus	$181.3	$62.4	$243.7
Retained earnings	$908.2	$(25.4)	$882.8
Total stockholders’ equity	$1,035.8	$37.0	$1,072.8
Total liabilities and stockholders’ equity	$3,091.7	$(29.3)	$3,062.4

(a)	At the issuance of the Notes due 2013, the Company paid $88.8 million ($54.7 million, net of deferred tax asset of $34.1 million) for a call option that will cover 4,725,900 shares of the Company’s common stock. Concurrently with the purchase of the call option, the Company sold to the counterparty for $52.0 million, a warrant to purchase 4,725,900 shares of common stock. The purchased call option has an exercise price of $63.48 per share of the Company’s common stock. The sold warrant has an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. In addition to the debt and equity adjustments, the adoption of the new accounting guidance had minor impacts on “Other assets” and “Other liabilities”, including the recognition of issuance costs of $1.4 million related to the equity component of Notes due 2013, which were issued in 2007, and required the Company to reverse the aforementioned deferred tax asset associated with the Notes due 2013 with an offsetting entry to additional paid in capital.

The following table provides additional information about the Company’s convertible debt instruments that are subject to the new accounting rule:

	January 1, 2010		January 2, 2009
($ and shares in millions, except conversion prices)	Notes due 2013	Notes due 2033	Notes due 2013		Notes due 2033
			As Adjusted

Carrying amount of the equity component	$53.3	$(25.3)	$53.3		$9.0
Principal amount of the liability component	$300.0	$240.3	$300.0		$369.1
Unamortized discount of liability component(a)	$(50.9)	$(127.6)	$(65.0)		$(201.6)
Net carrying amount of liability component	$249.1	$112.7	$235.0		$167.5
Remaining amortization period of discount(a)	38 months	—
Conversion price(a)	$63.48	$31.11	(e	)	(e	)
Number of shares to be issued upon conversion	4.7	3.6	(e	)	(e	)
Effective interest rate on liability component(d)	7.1%	6.1%	(e	)	(e	)
Non-cash interest cost recognized for 2009 period(b)	$14.1	$—	(e	)	(e	)
Cash interest cost recognized for 2009 period(b)	$3.0	$5.2	(e	)	(e	)
If-converted value exceeds principal amount(c)	$—	$57.9	(e	)	(e	)

(a)	The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. Upon adoption of the new accounting rule, the Company determined the expected life of the Notes due 2013 and the Notes due 2033 to be six years and four years from the issuance date, respectively. As such, for the purpose of applying the provisions of the new rule, the Company is amortizing the additional amount of non-cash interest

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense through February of 2013 for the Notes due 2013. For the Notes due 2033, the additional amount of non-cash interest expense required to be recognized under the new guidance had been fully recognized over the expected life as determined using the criteria of the new rule as of June of 2007. The remaining discount related to the Notes due 2033 represents the original discount and will be amortized through 2033 at the original rate of 3.25%.

(b)	Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component.

(c)	If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $82.52. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2009. The Notes due 2033 are convertible when the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. Based on the Company’s stock prices during the year as compared to the accreted conversion price at January 1, 2010, the Notes due 2033 are currently convertible.

(d)	For purposes of implementing the new accounting rule, the fair value of the liability component related to the Notes due 2013 and the Notes due 2033 was calculated based on a discount rate of 7.1% and 6.1%, respectively, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics.

(e)	Data not required by the new accounting rule.

In March 2008, the FASB issued a new accounting statement on disclosures about derivatives and hedging activities. The purpose of this statement is to expand disclosure requirements and provide an enhanced understanding of why an entity uses derivative instruments, how the entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect the entity’s financial statements. The expanded disclosure provisions under this statement were effective for the Company for the first fiscal quarter of 2009 and included in Note 1. “Summary of Significant Accounting Policies” in the Company’s consolidated financial statements.

In December 2007, the FASB issued a new accounting statement on business combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement was effective as of the beginning of fiscal year 2009 for the Company. The provisions of this statement did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted: In June 2009, the FASB issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The new statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, which will be the first quarter of fiscal 2010 for the Company. The Company is currently evaluating the potential impact, if any, of the adoption of the new statement on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements. The new accounting guidance requires additional disclosures for all levels of fair value measurements as well as clarification for existing disclosures. Except for the additional Level 3 activity disclosures, this

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement will be effective for interim and annual reporting periods beginning after December 15, 2009, which will be the first fiscal quarter of 2010 for the Company. The additional Level 3 activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be the first fiscal quarter of 2011 for the Company. The Company is currently evaluating the potential impact of the accounting guidance on the Company’s consolidated financial statements.

NOTE 2.	(LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

	Years Ended
	January 1,	January 2,	December 28,
(In millions, except per share data)	2010	2009	2007
		As Adjusted (See Note 1.)

Basic (Loss) Income per Share:
Net (loss) income	$(29.3)	$187.9	$245.5

Weighted-average common shares outstanding	35.1	35.4	37.3
Net (loss) income per basic share	$(0.83)	$5.30	$6.58
Diluted (Loss) Income per Share:
Net (loss) income	$(29.3)	$187.9	$245.5

Weighted-average common shares outstanding	35.1	35.4	37.3
Effect of dilutive securities:
Stock options and units	—	0.8	1.2
Convertible notes due 2033	—	2.4	3.3
Convertible senior notes due 2013	—	—	0.4

Weighted-average common shares outstanding	35.1	38.6	42.2

Net (loss) income per diluted share	$(0.83)	$4.87	$5.81

The Notes due 2013 are not currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for fiscal 2009 and 2008 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were not dilutive for either of these periods. As a result of the Company’s average stock price exceeding the conversion price of $63.48 per share for fiscal 2007, 0.4 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding.

The Notes due 2033 were originally issued in July of 2003. Based on the Company’s stock price at the end of fiscal 2009, the Notes due 2033 are currently convertible (see Note 1. “Summary of Significant Accounting Policies” for further information). In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. As a result of the conversion value exceeding the accreted principal at the end of 2008 and 2007, 2.4 million and 3.3 million, respectively, additional shares were included in the diluted weighted-average common shares outstanding. However, at the end of 2009, 0.8 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, 2008 and 2007, the Company issued 0.4 million, 0.7 million and 1.0 million shares, respectively, due to stock option exercises and vesting of stock units. As a result of the Company’s recognition of a net loss in fiscal 2009, 0.5 million additional shares related to stock option and unit common stock equivalents were excluded from the computation of diluted earnings per share, because they would have been antidilutive.

NOTE 3.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	January 1,	January 2,
	2010	2009
	(In millions)

Salaries and fringe benefits	$67.5	$71.7
Other accrued expenses	88.4	90.2

Total accrued expenses	$155.9	$161.9

NOTE 4.	SEVERANCE

In 2009 and 2008, the Company undertook expense reduction actions that resulted in $5.7 million and $8.1 million of severance costs primarily related to staffing reductions needed to re-align the Company’s business in response to current market conditions. The majority of these costs were incurred in North America while the balance of the expenses was primarily incurred in Europe. The Company has approximately $3.3 million of severance reserves at the end of 2009, the majority of which relate to the expense reduction actions incurred in 2009 and are expected to be fully paid before the end of 2010.

NOTE 5.	DEBT

Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions. The Company has guaranteed substantially all of the debt of its subsidiaries. Aggregate annual maturities of debt at January 1, 2010 were as follows: 2010 — $8.7 million; 2011 — $0.2 million; 2012 — $208.6 million; 2013 — $249.1 million; 2014 — $163.5 million; and $200.0 million thereafter. The estimated fair value of the Company’s debt at January 1, 2010 and January 2, 2009 was $952.0 million and $1,062.1 million, respectively, based on public quotations and current market rates. Interest paid in 2009, 2008 and 2007 was $37.2 million, $40.7 million and $36.7 million, respectively. The Company’s weighted-average borrowings outstanding were $983.1 million and $1,094.3 million for the fiscal years ending January 1, 2010 and January 2, 2009, respectively. The Company’s weighted-average cost of borrowings was 6.7%, 5.4% and 6.1% for the years ended January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt is summarized below:

	January 1,	January 2,
	2010	2009
		As Adjusted
		(See Note 1.)
	(In millions)

Long-term debt:
Convertible senior notes due 2013	$249.1	$235.0
Senior notes due 2015	200.0	200.0
Senior notes due 2014	163.5	—
Convertible notes due 2033	112.7	167.5
Revolving lines of credit and other	96.1	250.0

Total long-term debt	821.4	852.5
Short-term debt	8.7	249.5

Total debt	$830.1	$1,102.0

Revolving Lines of Credit

At the end of fiscal 2009, the Company had approximately $312.7 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $96.1 million and $250.0 million at January 1, 2010 and January 2, 2009, respectively.

At January 1, 2010, the Company’s primary liquidity source is the recently amended $350 million (or the equivalent in Euro), 5-year revolving credit agreement at Anixter Inc. maturing in April of 2012. At January 1, 2010, long-term borrowings under this facility were $95.8 million as compared to $218.2 million of outstanding long-term borrowings at the end of fiscal 2008. The following key changes were made to the revolving credit agreement in July of 2009:

•	The size of the facility was reduced from $450 million to $350 million.
•	The consolidated fixed charge coverage ratio (as defined in the amended revolving credit agreement) was amended to require minimum coverage of 2.25 times through September 30, 2010 (previously 3.00 times), 2.50 times from October 2010 through December 2011 (previously 3.00 times) and 3.00 times thereafter.
•	Anixter Inc. is required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to distribute funds to the Company to prepay, purchase or redeem its indebtedness.
•	Anixter Inc. is permitted to distribute funds to the Company for payment of dividends and share repurchases up to a maximum amount of $150 million plus 50% of Anixter Inc.’s cumulative net income from the date of the amendment forward. In the third quarter of 2009, the Company repurchased 1.0 million shares for $34.9 million. As of January 1, 2010, Anixter Inc. has the ability to distribute $134 million of funds to the Company.
•	The ratings-based pricing grid was adjusted such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba2, is Libor plus 250 basis points on all borrowings (previously Libor plus 75 basis points on the first $350 million borrowed and Libor plus 100 basis points on the next $100 million borrowed).

All other material terms and conditions of the revolving credit facility were unchanged, including the April, 2012 maturity date. As a result of this amendment, $0.2 million of debt issuance costs were written off. The

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio as described above. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Under the leverage ratio, as of January 1, 2010, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

Anixter Canada Inc.’s $40.0 million (Canadian dollar) unsecured revolving credit facility, maturing in April of 2012, is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the BA/CDOR plus the applicable bankers’ acceptance fee (currently 250.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 150.0 basis points). In addition, standby fees on the unadvanced balance are currently 65.0 basis points. In June 2009, the Company cancelled the $20 million Canadian dollar interest rate swap agreement due to the repayment of the related borrowings. At January 1, 2010, the Company had no borrowings outstanding under this facility but $16.4 million (U.S. dollar) was borrowed under the facility and included in long-term debt outstanding at the end of 2008.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at January 1, 2010 and January 2, 2009, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $0.3 million and $15.4 million, respectively.

Senior Notes Due 2014

On March 11, 2009, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $200 million principal amount of the Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

During 2009, the Company’s primary operating subsidiary, Anixter Inc., repurchased $23.6 million of accreted value of the Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year end 2009). Available cash was used to repurchase these notes. As a result of the repurchase, the Company recognized a pre-tax loss of $4.7 million, inclusive of $0.6 million of debt issue costs that were written off. The loss is included in “Other (expense) income” in the Consolidated Statements of Operations for the year ended January 1, 2010.

Convertible Debt

In May 2008, the FASB issued new guidance related to convertible debt instruments. The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 and Notes due 2033. The recognition and disclosure provisions of this new rule were effective for the Company at the beginning of fiscal 2009. For further information regarding new guidance related to convertible debt, see Note 1. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements.

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

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 will be convertible, at the holders option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share, which represents a 15 percent conversion premium based on the last reported sale price of $55.20 per share of the Company’s common stock on February 12, 2007. The Notes due 2013 are convertible, under certain circumstances (as described below), into 4,725,900 shares of the Company’s common stock, subject to customary anti-dilution adjustments. Upon conversion, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of 2009, the Notes due 2013 are not currently convertible.

Net proceeds from this offering were approximately $292.5 million after deducting discounts, commissions and expenses. Concurrent with the issuance of the Notes due 2013, the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers. The transaction will generally have the effect of increasing the conversion price of the Notes due 2013. The net cost to the Company was approximately $36.8 million. Concurrent with the sale of these convertible notes, the Company also repurchased 2.0 million shares of common stock at a cost of $110.4 million ($55.20 per share) with the net proceeds from the issuance of the Notes due 2013. The remaining proceeds from the transactions were used for general corporate purposes, including reducing funding under the Company’s accounts receivable securitization program and to reduce borrowings under its revolving credit facilities.

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

Conversion Based on Common Stock Price

Holders may convert during any fiscal quarter and only during any fiscal quarter, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, or $82.52. The conversion price per share is equal to $1,000 divided by the then applicable conversion rate (currently 15.753 shares per $1,000 principal amount).

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes Due 2033

The Company’s 3.25% zero coupon Notes due 2033 have an aggregate principal amount at maturity of $240.3 million. The principal amount at maturity of each note due 2033 is $1,000. The Notes due 2033 are convertible in any fiscal quarter based on the following conditions:

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

Based on the Company’s stock price at the end of 2009, the Notes due 2033 were currently convertible; however, based on the Company’s stock price at the end of 2008, the Notes due 2033 were not convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;
•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;
•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;
•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and
•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

The Notes due 2033 are structurally subordinated to the indebtedness of Anixter. The book value of the Notes due 2033 was $112.7 million and $167.5 million at January 1, 2010 and January 2, 2009, respectively. Although the Notes due 2033 were convertible at the end of 2009, they are classified as long-term at January 1, 2010 as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements.

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Available cash was used to repurchase these notes. In connection with the repurchases and in accordance with the new accounting rules for convertible debt instruments, the Company reduced the accreted value of the debt by $60.1 million and recorded a reduction in equity of $34.3 million (reflecting the fair value of the conversion option at the time of repurchase). The repurchases resulted in the recognition of a gain of $3.6 million which is included in “Other (expense) income” in the Consolidated Statement of Operations for the year ended January 1, 2010.

Senior Notes Due 2015

Anixter Inc. also has $200.0 million of the Notes due 2015, which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of January 1, 2010 and January 2, 2009, the Company’s short-term debt outstanding was $8.7 million and $249.5 million, respectively. Short-term debt consists primarily of the funding related to accounts receivable securitization facility which Anixter Inc. renewed for a new 364-day period ending in July of 2010. As a part of the renewal, the size of the facility was reduced from $255 million to $200 million to bring it in line with the size of the current receivable collateral base. The renewed program carries an all-in drawn borrowings cost of Commercial Paper (“CP”) plus 150 basis points (previously CP plus 95 basis points). Unused capacity fees increased from 45 to 55 basis points to 75 to 85 basis points. All other material terms and conditions were unchanged.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), a wholly-owned, bankruptcy-remote special purpose entity. The assets of ARC are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $200.0 million. ARC is consolidated for accounting

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes only in the financial statements of the Company. The average outstanding funding extended to ARC during 2009 and 2008 was approximately $42.3 million and $144.3 million, respectively. The issuance costs related to amending and restating the accounts receivable securitization facility totaled $0.6 million in 2009.

Fair Market Value of Debt Instruments

The Company’s fixed rate debt primarily consists of the Senior Notes (specifically, Notes due 2015 and Notes due 2014) and convertible debt instruments (specifically, Notes due 2013 and Notes due 2033). At January 1, 2010, the Company’s carrying value of its fixed rate debt was $725.3 million as compared to $602.5 million at January 2, 2009. The increase in the carrying value of fixed rate debt is primarily a result of the issuance of the Notes due 2014. The combined estimated fair market value of the Company’s fixed rate debt at January 1, 2010 and January 2, 2009 was $847.2 million and $564.7 million, respectively. The increase in the fair value of fixed rate debt is also the result of the issuance of the Notes due 2014 as well as the increase in the Company’s stock price during 2009 which increased the fair value of the Company’s convertible debt.

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

Minimum lease commitments under operating leases at January 1, 2010 are as follows:

(In millions)

2010	63.1
2011	51.5
2012	43.2
2013	33.4
2014	26.8
2015 and thereafter	74.6

Total	$292.6

Total rental expense was $79.6 million, $82.0 million and $74.6 million in 2009, 2008 and 2007, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at January 1, 2010 were $4.1 million.

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism. The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. Civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, but based on information currently available, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon is seeking damages of approximately $26 million. The Company intends to vigorously defend against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.

On September 11, 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its chief financial officer. On November 18, 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. On January 6, 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. The Company and the other defendants intend to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.

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

NOTE 7.	INCOME TAXES

Taxable Income:  Domestic income before income taxes was $95.9 million, $196.3 million and $234.4 million for 2009, 2008 and 2007, respectively. Foreign income before income taxes (and before goodwill impairment loss) was $21.3 million, $109.2 million and $150.1 million for fiscal years 2009, 2008 and 2007, respectively.

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense and the reconciliation to the statutory federal rate are identified below.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) was comprised of (in millions):

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As adjusted (See Note 1.)

Current:
Foreign	$18.6	$40.2	$51.1
State	0.4	10.6	13.7
Federal	29.1	74.8	80.7

	48.1	125.6	145.5
Deferred:
Foreign	(5.9)	(3.2)	(1.6)
State	0.2	(4.4)	(0.6)
Federal	4.1	(0.4)	(4.3)

	(1.6)	(8.0)	(6.5)

Income tax expense	$46.5	$117.6	$139.0

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows (in millions):

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As adjusted (See Note 1.)

Statutory tax expense	$6.0	$106.9	$134.6
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	35.0	—	—
State income taxes, net	2.6	6.9	8.8
Foreign tax effects	8.2	2.3	4.0
Reversal of Mexico’s valuation allowance	(4.5)	—	—
Audit activity*	(1.0)	(0.1)	(4.4)
Other, net	0.2	1.6	(4.0)

Income tax expense	$46.5	$117.6	$139.0

*	Benefits in 2007 are primarily associated with the conclusion of the 2002-2004 examination by the IRS. Benefits in 2009 are primarily associated with the settlement of the Wisconsin railroad income tax dispute.

Tax Settlements, Adjustments and Payments: In addition to the income tax provisions recorded in each taxing jurisdiction based on its respective statutory income tax rates, the Company recorded the following adjustments and payments associated with income taxes.

During 2009, the Company recorded tax benefits of $4.8 million, or $0.13 per diluted share, primarily due to the reversal of a valuation allowance.

During 2008, the Company recorded tax benefits of $1.6 million, or $0.04 per diluted share, primarily related to foreign tax benefits.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company made net payments for income taxes in 2009, 2008 and 2007 of $56.2 million, $141.5 million and $139.8 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of January 1, 2010, the Company had $0.3 million net operating loss (“NOL”) related to the Infast acquisition, which will be utilized over the next ten years. The Company had no tax credit carryforwards for U.S. federal income tax purposes.

At January 1, 2010, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $142.6 million, which are subject to various provisions of each respective country. Approximately $112.2 million of this amount has an indefinite life while $0.9 million of NOL carryforwards expire in 2010. The remaining $5.1 million, $14.5 million and $9.0 million of NOL carryforwards expire during the fiscal years 2011 to 2013, 2014 to 2016 and 2017 to 2019, respectively. NOL carryforwards of $0.9 million expires in 2024.

Of the $142.6 million NOL carryforwards of foreign subsidiaries mentioned above, $94.2 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at January 1, 2010 were approximately $48.4 million, which are subject to various provisions of each respective country. Approximately $26.3 million of this amount has an indefinite life while $0.9 million of these NOL carryforwards expire in 2010. The remaining $5.1 million, $6.3 million and $8.9 million of NOL carryforwards not previously benefited expire during the fiscal years 2011 to 2013, 2014 to 2016 and 2017 to 2019, respectively. NOL carryforwards of $0.9 million not previously benefited expire in 2024.

The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2009 and 2008, the Company recorded a valuation allowance related to its foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $391.5 million at January 1, 2010. Historically, the Company has considered those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of January 1, 2010, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $13.6 million and various foreign jurisdiction withholding taxes of approximately $12.9 million would be payable upon the remittance of all earnings at January 1, 2010.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	January 1,	January 2,
	2010	2009
		As adjusted
		(See Note 1.)

Property, equipment, intangibles and other	$(20.8)	$(14.5)
Accreted interest (Notes due 2033)	(24.2)	(14.1)

Gross deferred tax liabilities	(45.0)	(28.6)
Purchased call option accreted interest (Notes due 2013)	0.4	0.6
Deferred compensation and other postretirement benefits	53.2	49.6
Inventory reserves	27.6	21.7
Foreign NOL carryforwards and other	24.6	14.2
Allowance for doubtful accounts	9.3	10.6
Other	15.5	12.7

Gross deferred tax assets	130.6	109.4

Deferred tax assets, net of deferred tax liabilities	85.6	80.8
Valuation allowance	(18.7)	(13.8)

Net deferred tax assets	$66.9	$67.0

Net current deferred tax assets	$47.5	$41.3
Net non-current deferred tax assets	19.4	25.7

Net deferred tax assets	$66.9	$67.0

In addition to the debt and equity adjustments, the adoption of the new accounting guidance had minor impacts on “Other assets” and “Other liabilities” and required the Company to reverse the deferred tax asset associated with the Notes due 2013 with an offsetting entry to additional paid in capital. See Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financials Statements for further information.

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 and 2009 is as follows:

(In millions)

Balance at December 28, 2007	$7.7
Additions for tax positions of prior years	1.6
Reductions for tax positions of prior years	(0.3)

Balance at January 2, 2009	9.0
Additions for tax positions of prior years	0.9
Reductions for tax positions of prior years	(4.8)

Balance at January 1, 2010	$5.1

As a result of the implementation of income tax guidance, the Company recorded a $0.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings. At the beginning of 2007, the total amount of unrecognized tax benefits was $12.1 million ($11.3 million, if recognized, would affect the effective tax rate). During 2007, the Company settled certain income tax audits and reversed a net amount of $4.4 million of unrecognized tax benefits that existed at December 30, 2006. During 2008,

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company accrued interest on the reserves and increased certain reserves for pre-acquisition tax positions related to acquired businesses through goodwill in purchase accounting for a net increase of $1.3 million to the unrecognized tax benefits that existed at December 28, 2007. During 2009, the Company settled the Wisconsin income tax dispute and paid certain other items that had been included in the reserves, which decreased the reserves, net of interest accrual, by $3.9 million. The Company estimates that of the unrecognized tax benefit balance of $5.1 million, all of which would affect the effective tax rate, $2.3 million may be resolved in a manner that would impact the effective rate within the next twelve months.

The reserves for uncertain tax positions of $5.1 million cover a wide range of issues and involve numerous different taxing jurisdictions. The single largest item ($1.3 million) relates to an ongoing examination by U.K. tax authorities related to certain expenses of an acquired group of companies. Other significant exposures for which reserves exist include, but are not limited to, a variety of foreign and state jurisdictional transfer pricing disputes and foreign withholding tax issues related to inter-company transfers and services.

After the settlements with the Internal Revenue Service (“IRS”) in 2006, 2007 and 2008, only the returns for fiscal tax years 2007 and later remain subject to examination by the IRS in the United States, which is the most significant tax jurisdiction for the Company. For most states, fiscal tax years 2006 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1998. In Canada, the fiscal tax years 2004 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2003 and later remain subject to examination.

Interest and penalties related to taxes were $0.9 million in 2009 and $1.0 million in 2008. Interest and penalties are reflected in the “Other, net” line in the Consolidated Statement of Operations. Included in the unrecognized tax benefit balance of $5.1 million and $9.0 million at January 1, 2010 and January 2, 2009, respectively, are accruals of $0.5 million and $3.1 million, respectively, for the payment of interest and penalties.

NOTE 8.	PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (SERP) (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

The assets are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, Anixter seeks to achieve a high level of total investment return consistent with a prudent level of portfolio risk. The risk tolerance of Anixter indicates an above average ability to accept risk relative to that of a typical defined benefit pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns. However, the duration of the fixed income portion of the Domestic Plan approximates the duration of the projected benefit obligation to reduce the effect of changes in discount rates that are used to measure the funded status of the Plan. The measurement date for all plans of the Company is equal to the fiscal year end.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of January 1, 2010 and January 2, 2009 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	January 1,	January 2,	Allocation Guidelines
	2010	2009	Min	Target	Max

Large capitalization U.S. stocks	33.8%	22.7%	20%	30%	40%
Small capitalization U.S. stocks	15.0	12.1	15	20	25
International stocks	17.8	14.3	15	20	25

Total equity securities	66.6	49.1		70
Fixed income investments	30.7	47.9	25	30	35
Other investments	2.7	3.0	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	January 1,	January 2,	Allocation Guidelines
	2010	2009	Target

Equity securities	43.1%	42.6%	52%
Fixed income investments	48.3	56.4	48
Other investments	8.6	1.0	—

	100.0%	100.0%	100%

The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines. At the end of fiscal 2008, the variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, including during fiscal 2009, the Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The weighted average expected rate of return on plan assets for 2009 is 7.26%.

Included in accumulated other comprehensive income as of January 1, 2010 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $1.2 million, $0.1 million and $55.5 million, respectively. Included in accumulated other comprehensive income as of January 2, 2009 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $1.3 million, $0.1 million and $35.5 million, respectively. For the year ended January 1, 2010, the Company reclassified $0.1 million and $1.6 million from deferred prior service cost and deferred net actuarial loss, respectively, as a result of being recognized as components of net periodic pension cost. During the year ended January 1, 2010, the Company adjusted accumulated other comprehensive income by $19.9 million (net of deferred tax of $0.9 million), $21.6 million of which related to additional deferred net actuarial loss (net of deferred tax benefit of $0.6 million). The net actuarial loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $3.8 million and $0.2 million, respectively. Amortization of the transition obligation over the next fiscal year will be insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a reconciliation of the funded status of the Company’s pension plans from the beginning of fiscal 2008 to the end of fiscal 2009:

	Pension Benefits
	Domestic		Foreign		Total
	2009	2008	2009	2008	2009	2008
			(In millions)

Change in projected benefit obligation:
Beginning balance	$187.3	$157.1	$123.4	$189.5	$310.7	$346.6
Service cost	6.6	5.8	4.0	5.7	10.6	11.5
Interest cost	11.0	10.3	8.6	10.0	19.6	20.3
Plan participants contributions	—	—	0.3	0.4	0.3	0.4
Actuarial (gain) loss	(1.7)	18.0	29.9	(36.6)	28.2	(18.6)
Benefits paid	(5.3)	(3.9)	(5.1)	(5.1)	(10.4)	(9.0)
Foreign currency exchange rate changes	—	—	14.8	(40.5)	14.8	(40.5)

Ending balance	$197.9	$187.3	$175.9	$123.4	$373.8	$310.7

Change in plan assets at fair value:
Beginning balance	$114.6	$138.2	$115.3	$168.5	$229.9	$306.7
Actual return (loss) on plan assets	8.7	(26.0)	15.9	(20.2)	24.6	(46.2)
Company contributions	9.3	6.3	9.6	8.7	18.9	15.0
Plan participants contributions	—	—	0.3	0.4	0.3	0.4
Benefits paid	(5.3)	(3.9)	(5.1)	(5.1)	(10.4)	(9.0)
Foreign currency exchange rate changes	—	—	13.5	(37.0)	13.5	(37.0)

Ending balance	$127.3	$114.6	$149.5	$115.3	$276.8	$229.9

Reconciliation of funded status:
Projected benefit obligation	$(197.9)	$(187.3)	$(175.9)	$(123.4)	$(373.8)	$(310.7)
Plan assets at fair value	127.3	114.6	149.5	115.3	276.8	229.9

Funded status	$(70.6)	$(72.7)	$(26.4)	$(8.1)	$(97.0)	$(80.8)

Included in the 2009 and 2008 funded status is accrued benefit cost of approximately $16.2 million and $16.5 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations
Noncurrent asset Long-term asset	$—	$—	$3.8	$3.0	$3.8	$3.0
Current liability	(0.7)	(0.4)	—	—	(0.7)	(0.4)
Noncurrent liability	(69.9)	(72.3)	(30.2)	(11.1)	(100.1)	(83.4)

Funded status	$(70.6)	$(72.7)	$(26.4)	$(8.1)	$(97.0)	$(80.8)

Weighted average assumptions used for measurement of the projected benefit obligation:
Discount rate	5.99%	5.90%	5.77%	6.45%	5.88%	6.12%
Salary growth rate	3.91%	4.43%	3.59%	3.66%	3.79%	4.05%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company’s Consolidated Statements of Operations and the weighted average assumptions used to measure net periodic cost for the years ending January 1, 2010, January 2, 2009 and December 28, 2007:

	Pension Benefits
	Domestic			Foreign			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In millions)

Components of net periodic cost:
Service cost	$6.6	$5.8	$5.7	$4.0	$5.7	$5.8	$10.6	$11.5	$11.5
Interest cost	11.0	10.3	9.4	8.6	10.0	9.4	19.6	20.3	18.8
Expected return on plan assets	(9.9)	(11.8)	(10.7)	(7.9)	(11.0)	(10.0)	(17.8)	(22.8)	(20.7)
Net amortization	3.7	0.5	0.7	(0.1)	0.1	0.3	3.6	0.6	1.0
Curtailment loss	—	0.9	—	—	—	—	—	0.9	—

Net periodic cost	$11.4	$5.7	$5.1	$4.6	$4.8	$5.5	$16.0	$10.5	$10.6

Weighted-average assumption used to measure net periodic cost:
Discount rate	5.90%	6.50%	6.00%	6.45%	5.63%	5.14%	6.12%	6.03%	5.55%
Expected return on plan assets	8.50%	8.50%	8.50%	6.02%	6.82%	6.84%	7.26%	7.66%	7.59%
Salary growth rate	4.43%	4.38%	4.48%	3.66%	3.79%	3.75%	4.05%	4.08%	4.15%

Fair Value Measurements

The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2009, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of the Company’s pension assets valued by Level 1 inputs are comprised of Domestic equity and fixed income securities which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of the Company’s pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds) which are not exchange traded. These assets are valued at their Net Asset Values (“NAV”) and considered observable inputs, or Level 2.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The Company does not have any pension assets valued by Level 3 inputs.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Plan’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at December 31, 2009, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	Pension Assets
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)

Asset Categories:
Cash and short-term investments	$3.4	$—	$3.4	$2.3	$—	$2.3	$5.7	$—	$5.7
Equity securities:
Domestic	62.1	—	62.1	0.1	28.1	28.2	62.2	28.1	90.3
International	—	22.6	22.6	0.5	35.8	36.3	0.5	58.4	58.9
Fixed income securities:
Domestic	26.6	4.4	31.0	2.2	54.5	56.7	28.8	58.9	87.7
Corporate bonds	—	8.1	8.1	—	15.5	15.5	—	23.6	23.6
Insurance funds	—	—	—	—	9.3	9.3	—	9.3	9.3
Other	—	0.1	0.1	0.7	0.5	1.2	0.7	0.6	1.3

Total	$92.1	$35.2	$127.3	$5.8	$143.7	$149.5	$97.9	$178.9	$276.8

The Company’s estimated future benefits payments are as follows at the end of 2009:

	Estimated Future Benefit
	Payments
	Domestic	Foreign	Total
	(In millions)

2010	5.7	4.8	10.5
2011	6.1	5.2	11.3
2012	6.9	5.6	12.5
2013	7.7	6.4	14.1
2014	8.7	6.6	15.3
2015-2019	53.8	38.2	92.0

Total	$88.9	$66.8	$155.7

The accumulated benefit obligation in 2009 and 2008 was $177.3 million and $161.3 million, respectively, for the Domestic Plans and $142.3 million and $99.5 million, respectively, for the Foreign Plans. The Company had seven plans in 2009 and five plans in 2008 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $235.9 million and $163.1 million for 2009 and 2008, respectively, and aggregate fair value of plan assets was $177.8 million and $115.7 million for 2009 and 2008, respectively.

The Company currently estimates that it will make contributions of approximately $6.7 million to its Domestic Plans ($6.0 million of which are discretionary contributions) and $11.2 million to its Foreign Plans in 2010.

Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are five or more). Interest earned on the credited amount is not credited to the personal retirement account, but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $5.2 million, $4.9 million and $5.2 million in 2009, 2008 and 2007, respectively.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 1, 2010 and January 2, 2009, the deferred compensation liability was $41.9 million and $39.7 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At January 1, 2010 and January 2, 2009, the cash surrender value of $31.8 million and $28.4 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

NOTE 9.	STOCKHOLDERS’ EQUITY

Convertible Debt — Equity Component

In May 2008, the FASB issued new guidance related to convertible debt instruments. The new guidance requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The new accounting rule requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impacted the accounting associated with the Company’s Notes due 2013 and Notes due 2033 as the recognition and disclosure provisions of this new rule were effective for the Company at the beginning of fiscal 2009.

Concurrently with the issuance of the Notes due 2013 (as more fully described in Note 5. “Debt”), the Company entered into a convertible note hedge transaction, comprised of a purchased call option and a sold warrant, with an affiliate of one of the initial purchasers of the Notes due 2013. The net cost of the purchased call option and the sold warrant was approximately $36.8 million and was reflected in the Company’s consolidated financial statements as an increase in deferred tax assets of $34.1 million and a reduction to capital surplus of $2.7 million. The adoption of the new accounting guidance related to convertible debt resulted in the reversal of the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aforementioned deferred tax asset with an offsetting entry to additional paid in capital. See Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financials Statements for further information.

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of 2009 and 2008.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 34.7 million shares and 35.3 million shares were outstanding at the end of 2009 and 2008, respectively.

During 2007, the market price of the Company’s common stock met certain thresholds specified in the bond indenture for the Notes due in 2033 resulting in approximately 4,000 Notes due 2033 being converted. There were no such conversions during 2009 or 2008. In the year ended December 28, 2007, the Company delivered approximately $1.7 million of cash and approximately 37,400 shares of common stock at the time of conversion.

Stock-Based Compensation

A total of 0.8 million shares of the Company’s common stock may be issued pursuant to the Company’s 2006 Stock Incentive Plan (“Incentive Plan”). At January 1, 2010, there were 0.7 million shares reserved for the Incentive Plan and 0.1 million shares reserved for the previous plans for additional stock option awards or stock grants.

Stock Units

The Company granted 371,131, 173,792 and 164,823 stock units to employees in 2009, 2008 and 2007, respectively, with a weighted-average grant date fair value of $29.41, $65.24 and $62.04 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis primarily over a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense associated with the stock units was $10.3 million, $12.0 million and $8.7 million in 2009, 2008 and 2007, respectively.

The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Stock units were granted to twelve directors in 2009, eleven directors in 2008 and ten directors in 2007 having an aggregate value at grant date of $1.9 million, $2.3 million and $1.6 million, respectively. Compensation expense associated with the director stock units was $1.9 million, $1.8 million and $1.7 million in 2009, 2008 and 2007, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units(1)	Value(2)	Units(1)	Value(2)
	(Units in thousands)

Outstanding balance at December 29, 2006	130.0	$31.24	698.7	$37.27
Granted	23.1	68.60	164.8	62.04
Converted	(2.7)	33.24	(204.6)	29.86
Cancelled	—	—	(13.0)	43.04

Outstanding balance at December 28, 2007	150.4	36.95	645.9	45.83
Granted	45.1	50.68	173.8	65.24
Converted	(1.6)	37.17	(231.6)	37.81
Cancelled	—	—	(5.5)	52.15

Outstanding balance at January 2, 2009	193.9	40.14	582.6	54.74
Granted	48.9	38.39	371.1	29.41
Converted	(2.7)	46.91	(177.4)	46.02
Cancelled	—	—	(17.2)	47.79

Outstanding balance at January 1, 2010	240.1	$39.71	759.1	$44.55

(1)	All of the director stock units outstanding are convertible at the end of each year. Approximately 15,000 of employee units outstanding were convertible at the end of 2009 and 2008 while approximately 29,000 were convertible at the end of 2007. There were no outstanding employee units at the end of 2006 that were convertible. Director and employee units that are convertible represent vested units that have been deferred for conversion until a pre-arranged time selected by each individual. All convertible units are included in the Company’s common stock outstanding on the date of vesting as the conditions for conversion have been met.

(2)	Director and employee stock units are granted at no cost to the participants.

The Company’s stock price was $47.10, $32.17 and $62.27 at January 1, 2010, January 2, 2009 and December 28, 2007, respectively. The weighted-average remaining contractual term for outstanding employee units that have not been deferred is 2.3 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2009, 2008 and 2007 was $5.3 million, $13.3 million and $12.3 million, respectively.

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2009, 2008 and 2007 was $47.1 million, $25.0 million and $49.6 million, respectively.

The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2009, 2008 and 2007 was $12.0 million, $6.7 million and $11.2 million, respectively.

Stock Options

Options previously granted under these plans have been granted with exercise prices at, or higher than, the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with U.S. GAAP, the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

During 2009, 2008 and 2007, the Company granted 97,222, 230,892 and 177,396 stock options, respectively, to employees with a grant-date fair market value of approximately $1.2 million, $5.5 million and $5.0 million, respectively. These options were granted with four, five or six-year vesting periods representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the 2009, 2008 and 2007 stock option grants was $12.37, $23.65 and $28.26 per share, respectively, which was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

		Risk-Free		Average
	Expected Stock	Interest	Expected	Expected
	Price Volatility	Rate	Dividend Yield	Life

2009 Grants:
4 year vesting	35.4%	2.7%	0%	7 years
2008 Grants:
4 year vesting (2 grants)	27.8% and 28%	3.0% and 3.6%	0%	7 years
5 year vesting	27.8%	3.0%	0%	7 years

Primarily due to the change in the population of employees that receive options together with changes in the stock compensation plans (which now include restricted stock units as well as stock options), historical exercise behavior on previous grants do not provide a reasonable estimate for future exercise activity. Therefore, the average expected term was calculated using the simplified method, as defined by U.S. GAAP, for estimating the expected term.

The Company’s compensation expense associated with the stock options in 2009, 2008 and 2007 was $3.0 million, $4.4 million and $1.5 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the employee option plans (Options in thousands):

		Weighted
		Average
	Employee	Exercise
	Options	Price

Balance at December 29, 2006	2,591.1	$20.89
Granted	177.4	63.43
Exercised	(720.2)	16.28
Cancelled	—	—

Balance at December 28, 2007	2,048.3	26.19
Granted	230.9	65.10
Exercised	(549.4)	18.66
Cancelled	—	—

Balance at January 2, 2009	1,729.8	14.09
Granted	97.2	29.41
Exercised	(264.8)	18.21
Cancelled	—	—

Balance at January 1, 2010	1,562.2	$19.32

Options exercisable at year-end:
2007	1,702.9	$20.33
2008	1,168.3	$20.86
2009	956.8	$20.43

The Company’s stock price was $47.10, $32.17 and $62.27 at January 1, 2010, January 2, 2009 and December 28, 2007, respectively. The weighted-average remaining contractual term for options outstanding for 2009 was 5.1 years. The weighted-average remaining contractual term for options exercisable for 2009 was 2.5 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2009, 2008 and 2007 was $5.8 million, $24.4 million and $39.9 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2009, 2008 and 2007 was $43.4 million, $31.3 million and $73.9 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2009, 2008 and 2007 was $25.5 million, $13.2 million and $71.4 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Modification

During 2008, the Company recorded additional stock compensation expense of $4.2 million related to amendments made to the employment contract of the Company’s former Chief Executive Officer (“CEO”) who retired in that year. The amendments extended the terms of his non-competition and non-solicitation restrictions in exchange for allowing the vesting and termination provisions of previously granted equity awards to run to their original grant term dates rather than expiring 90 days following retirement.

Summary of Non-Vested Shares

The following table summarizes the activity of unvested employee stock units and options:

		Weighted Average
	Non-vested	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested shares at January 2, 2009	1,129.4	$57.01
Granted	468.3	29.41
Vested	(230.7)	50.10
Forfeited	(17.2)	47.79

Non-vested shares at January 1, 2010	1,349.8	$48.73

As of January 1, 2010, there was $19.7 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted average period of 1.6 years.

Share Repurchase

During 2009, the Company purchased 1.0 million shares at an average cost of $34.95 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2014. During 2008, the Company repurchased 1.7 million shares at an average cost of $59.76 per share. Purchases were made in the open market and financed from cash generated by operations. During 2007, the Company repurchased 4.3 million shares at an average cost of $57.61 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2013.

Convertible Debt Repurchases

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Available cash was used to repurchase these notes. In connection with the repurchases and in accordance with the new fair value accounting rules for convertible debt instruments, the Company reduced the accreted value of the debt by $60.1 million and recorded a reduction in equity of $34.3 million (reflecting the fair value of the conversion option at the time of repurchase). The repurchases resulted in the recognition of a gain of $3.6 million which is included in “Other (expense) income” in the Consolidated Statement of Operations for the year ended January 1, 2010.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	GOODWILL IMPAIRMENT

On an annual basis, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. The Company also reviews market multiple information to corroborate the fair value conclusions recorded through the aforementioned income approach. If step one indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company’s annual impairment test performed at the beginning of the third quarter of 2008 did not result in an impairment charge for goodwill. However, as a result of the continued downturn in global economic conditions, the Company’s North America, Europe and Asia Pacific reporting units experienced a severe decline in sales, margins and profitability in 2009 as compared to both the prior year and the projections that were made at the end of fiscal 2008. Specifically, the recessionary economic conditions produced decelerating sales growth rates through the third quarter of 2008 and negative growth in the third quarter of 2008 and throughout fiscal 2009 as compared to the prior year periods. In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP as of the end of fiscal May 2009.

In the first step of the impairment analysis, the Company performed valuation analyses utilizing the income approach to determine the fair value of its reporting units. The Company also considered the market approach as described in U.S. GAAP. Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management as those that would be made by a market participant. Based on the results of the Company’s assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value while North America and Asia Pacific’s fair value exceeded the carrying value.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.1 million in the Europe reporting unit and accordingly, in the second quarter of 2009, the Company recorded a non-cash impairment charge related to the write off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.

The Company subsequently performed its annual impairment test at the beginning of the third quarter of 2009. This did not result in any additional impairment charge for goodwill. The Company currently expects the carrying amount of remaining goodwill to be fully recoverable.

As of January 1, 2010, the Company does not have any material indefinite-lived intangible assets. The Company’s intangible assets include definite-lived intangibles which are primarily related to customer relationships. The impairment test for these intangible assets is conducted when impairment indicators are present. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company analyzed its definite-lived intangible assets in the second quarter of 2009 and determined that all of them would be recoverable.

NOTE 11.	BUSINESS SEGMENTS

The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions and, accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2009. Export sales were insignificant.

The Company attributes foreign sales based on the location of the customer purchasing the product. In North America, sales in the United States were $3,030.9 million, $3,602.7 million and $3,467.2 million in 2009, 2008 and 2007, respectively. Canadian sales were $579.1 million, $677.4 million and $639.1 million in 2009, 2008 and 2007, respectively. No other individual foreign country’s net sales within the Europe or Emerging Markets’ geographic segments were material to the Company in 2009, 2008 or 2007. The Company’s tangible long-lived assets primarily consist of property, plant and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for 2009, 2008 and 2007 was as follows (in millions):

	North		Emerging
	America	Europe	Markets	Total

2009
Net sales	$3,610.0	$907.2	$465.2	$4,982.4
Operating income	194.6	(119.2)	28.1	103.5
Depreciation	15.1	7.0	2.0	24.1
Amortization of intangibles	6.3	6.6	0.1	13.0
Tangible long-lived assets	93.7	32.7	5.7	132.1
Total assets	1,884.9	545.5	241.3	2,671.7
Capital expenditures	17.0	3.1	2.1	22.2
2008
Net sales	$4,280.1	$1,309.4	$547.1	$6,136.6
Operating income	315.1	35.9	40.9	391.9
Depreciation	15.7	7.3	1.9	24.9
Amortization of intangibles	3.6	6.1	—	9.7
Tangible long-lived assets	87.6	33.0	5.6	126.2
Total assets(a)	2,032.5	755.7	274.2	3,062.4
Capital expenditures	20.6	8.8	3.3	32.7
2007
Net sales	$4,106.3	$1,274.4	$472.2	$5,852.9
Operating income	345.0	60.6	33.5	439.1
Depreciation	13.2	8.1	1.6	22.9
Amortization of intangibles	2.5	5.4	—	7.9
Tangible long-lived assets	81.2	35.2	4.5	120.9
Total assets(a)	1,885.5	825.0	270.9	2,981.4
Capital expenditures	23.1	10.6	2.4	36.1

(a)	As adjusted by the adoption of new accounting guidance related to convertible debt instruments.

The following table presents the changes in goodwill allocated to the Company’s reportable segments from December 28, 2007 to January 1, 2010 (in millions):

	North		Emerging
	America	Europe	Markets	Total

Balance December 28, 2007	$283.5	$111.8	$7.9	$403.2
Acquisition related	65.0	15.3	3.1	83.4
Foreign currency translation	(3.3)	(22.1)	(2.6)	(28.0)

Balance January 2, 2009	$345.2	$105.0	$8.4	$458.6
Acquisition related	(12.7)	2.8	0.2	(9.7)
Foreign currency translation	2.2	4.5	2.1	8.8

Subtotal	$334.7	$112.3	$10.7	$457.7
Goodwill impairment(a)	—	(100.0)	—	(100.0)

Balance January 1, 2010	$334.7	$12.3	$10.7	$357.7

(a)	See Note 10. “Goodwill Impairment” for further information.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which includes Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor.

The following summarizes the financial information for Anixter Inc.:

ANIXTER INC.

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2010	2009
	As Adjusted (See Note 1.)
	(In millions)

Assets:
Current assets	$2,047.5	$2,349.8
Property, equipment and capital leases, net	103.8	103.5
Goodwill	357.7	458.6
Other assets	172.8	167.5

	$2,681.8	$3,079.4

Liabilities and Stockholder’s Equity:
Current liabilities	$666.7	$990.3
Subordinated notes payable to parent	3.5	14.5
Long-term debt	478.8	469.8
Other liabilities	156.2	143.6
Stockholder’s equity	1,376.6	1,461.2

	$2,681.8	$3,079.4

ANIXTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
	(In millions)

Net sales	$4,982.4	$6,136.6	$5,852.9
Operating income	$109.2	$396.9	$444.0
Income before income taxes	$39.9	$329.1	$400.0
Net (loss) income	$(15.4)	$196.9	$250.8

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 1, 2010 and January 2, 2009. The Company has never paid regular cash dividends on its common stock. As of February 19, 2010, the Company had 2,616 shareholders of record.

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(2)	Quarter(3)
	(In millions, except per share amounts)

Year ended January 1, 2010
Net sales	$1,271.2	$1,220.6	$1,273.0	$1,217.6
Cost of goods sold	977.9	944.1	984.8	945.0
Operating income (loss)	56.9	(58.7)	58.4	46.9
Income (loss) before income taxes	43.0	(79.3)	41.7	11.8
Net income (loss)	25.7	(89.8)	22.1	12.7
Net income (loss) per basic share	0.72	(2.53)	0.63	0.37
Net income (loss) per diluted share	0.72	(2.53)	0.61	0.35
Composite stock price range:
High	36.46	43.80	41.50	48.55
Low	24.46	31.06	31.57	38.49
Close	32.95	38.59	38.50	47.10

(1)	Second quarter of 2009 operating loss of $58.7 million was negatively affected by a $100.0 million non-cash impairment charge related to the write-off of goodwill associated with the Company’s European reporting unit. In the second quarter of 2009, the Company undertook expense reduction actions that resulted in a reduction to operation income of $5.7 million ($3.9 million, net of tax) related to severance costs primarily related to staffing reductions needed to re-align the Company’s business in response to current market conditions. In connection with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings in the second quarter, the Company recorded a pre-tax loss of $2.1 million ($1.5 million, net of tax).

(2)	During the third quarter of 2009, the Company repurchased a portion of its Notes due 2033 which resulted in the recognition of a pre-tax gain of $1.2 million ($0.7 million, net of tax).

(3)	Fourth quarter of 2009 operating income of $46.9 million was negatively affected by $4.2 million ($2.6 million, net of tax) in an exchange rate-driven inventory lower of cost or market adjustment in Venezuela. During the fourth quarter of 2009, the Company also recorded a pre-tax loss of $13.8 million ($6.3 million, net of tax) due to foreign exchange losses related to the repatriation of cash from Venezuela and the revaluation of the Venezuelan balance sheet at the parallel exchange rate. As a result of the early retirement of debt in the fourth quarter of 2009, the Company recorded a net pre-tax loss of $2.3 million ($1.4 million, net of tax). Partially offsetting these losses recorded in the fourth quarter of 2009, were net tax benefits of $4.8 million associated with the reversal of a valuation allowance.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter(2)
	(In millions, except per share amounts)
	As Adjusted (See Note 1.)

Year ended January 2, 2009
Net sales	$1,471.6	$1,616.8	$1,589.6	$1,458.6
Cost of goods sold	1,123.1	1,232.7	1,216.9	1,121.1
Operating income	101.5	121.8	117.9	50.7
Income before income taxes	86.7	103.9	97.6	17.3
Net income	55.8	65.0	59.7	7.4
Net income per basic share	1.55	1.84	1.70	0.21
Net income per diluted share	1.40	1.66	1.53	0.20
Composite stock price range:
High	72.55	68.46	75.07	60.70
Low	52.26	55.92	54.86	20.97
Close	62.75	59.29	60.81	32.17

(1)	First quarter of 2008 net income includes $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain net operating loss carryforwards.

(2)	Fourth quarter of 2008 operating income of $50.7 million was negatively affected by $24.1 million in bad debt losses associated with the bankruptcies of two customers, $8.1 million in severance and lease write-down costs and $2.0 million in inventory markdowns resulting from sharply lower copper prices. In addition to the after tax impact of $21.8 million for these items, net income in the fourth quarter was also negatively impacted by $8.4 million in after tax foreign exchange losses due to much higher than normal levels of exchange rate volatility and $3.0 million, net of tax, in cash surrender value losses on company-owned life insurance policies due to less favorable equity and bond market performance in the fourth quarter.

NOTE 14.	SUBSEQUENT EVENT

During January and February of 2010, the Company’s primary operating subsidiary, Anixter Inc., repurchased $38.8 million of accreted value of the Notes due 2014 for $46.0 million. Available cash was used to repurchase these notes. As a result of the repurchases, the Company will recognize a pre-tax loss of $8.0 million in fiscal 2010, inclusive of $0.8 million of debt issuance costs that were written off.

In February 2010, the Company purchased 1 million shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand. As a result of the $41.2 million repurchase of common stock, Anixter Inc.’s ability to distribute funds to the Company has been reduced from $134 million at the end of fiscal 2009. See Note 5. “Debt” for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of January 1, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of January 1, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Anixter International Inc. as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2010, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2010 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

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

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	93
II. Valuation and qualifying accounts and reserves	97

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by-laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	Amended and Restated By-laws of Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on November 24, 2008, Exhibit 3.1).
(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated September 6, 1996 (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Registration Statement on Form S-3, File No. 333-121428).

Exhibit
No.	Description of Exhibit

4.2	First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated as of February 24, 2005 (Incorporated by reference to Exhibit 99.3 to the Anixter International Inc. Current Report on Form 8-K filed February 25, 2005, File No. 001-10212).
4.3	Second Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., with respect to Debt Securities and Guarantees dated as of March 11, 2009 (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Current Report on Form 8-K filed March 11, 2009, File No. 001-10212).
4.4	Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).
4.5	Indenture related to the 1% Senior Convertible Notes due 2013, dated as of February 16, 2007, between Anixter International Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of 1% Senior Convertible Note due 2013). (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 4.1).
(10) Material contracts.
10.1	Confirmation of OTC Convertible Note Hedge, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 10.2).
10.2	Confirmation of OTC Warrant Transaction, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 10.3).
10.3	Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10.4*	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).
10.5*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10.6*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.7*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.8*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10.9*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.2).
10.10*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).
10.11*	Stock Option Terms. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10.12*	Stock Option Terms. (Effective February 17, 2010).

Exhibit
No.	Description of Exhibit

10.13*	Anixter Restated Excess Benefit Plan effective January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.12).
10.14*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.15*	Anixter 2005 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.14).
10.16*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).
10.17*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).
10.18*	(a) Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
(b) First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10.19*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.20*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.19).
10.21*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.20).
10.22*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.1).
10.23*	(a) Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.2).
(b) First Amendment to the Employment Agreement with Dennis J. Letham, dated December 23, 2008. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.22(b)).
10.24*	Separation Agreement with Robert W. Grubbs, Jr., dated May 13, 2008. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 19, 2008, Exhibit 10.1).
10.25	(a) Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated April 20, 2007, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 23, 2007, Exhibit 10.1).
(b) First Amendment to Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated September 26, 2007, among Anixter Inc., Bank of America, N.A., as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 2, 2007, Exhibit 10.1).
(c) Amendment No. 2, dated July 23, 2009, to Amended and Restated Five-Year Revolving Credit Agreement dated April 20, 2007, as amended as of September 26, 2007, among Anixter Inc., Bank of America, N.A., as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 28, 2009, Exhibit 10.1).

Exhibit
No.	Description of Exhibit

10.26	(a) $40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.24).
(b) First Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 5, 2007, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2007, Exhibit 10.1).
(c) Second Amendment to $40.0 million (Canadian dollar) Credit Facility, dated July 31, 2009, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 4, 2009, Exhibit 10.1).
10.27	(a) £15 million Revolving Credit Agreement, dated September 12, 2007, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.1(a)).
(b) Supplemental Agreement to £15 million Revolving Credit Agreement, dated September 4, 2009, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.1(b)).
10.28	(a) Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
(b) Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 2, 2003 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.9).
(c) Amendment No. 2 to Amended and Restated Receivables Sale Agreement, dated September 30, 2004 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9).
10.28	(d) Amendment No. 3 to Amended and Restated Receivables Sale Agreement, dated September 24, 2008 between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008, Exhibit 10.2).
(e) Amendment No. 4 to Amended and Restated Receivables Sale Agreement, dated July 24, 2009, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 28, 2009, Exhibit 10.3).
10.29	(a) Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
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

Exhibit
No.	Description of Exhibit

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
10.29	(g) Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated September 24, 2008, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008, Exhibit 10.1).
(h) Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated July 24, 2009, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 28, 2009, Exhibit 10.2).
(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.
(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.
(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert L. Crandall, Robert W. Grubbs, Robert J. Eck, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Thomas C. Theobald, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As Adjusted (See Note 1.)
	(In millions)

Operating loss	$(4.2)	$(3.8)	$(3.7)
Other (expense) income:
Interest expense, including intercompany	(18.4)	(14.9)	(4.8)
Other	4.2	—	(0.1)

Loss before income taxes and equity in earnings of subsidiaries	(18.4)	(18.7)	(8.6)
Income tax benefit	6.7	12.5	7.3

Loss before equity in earnings of subsidiaries	(11.7)	(6.2)	(1.3)
Equity in (loss) earnings of subsidiaries	(17.6)	194.1	246.8

Net (loss) income	$(29.3)	$187.9	$245.5

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	January 1,	January 2,
	2010	2009
		As Adjusted
		(See Note 1.)
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$0.6	$0.1
Other assets	3.5	0.7

Total current assets	4.1	0.8
Investment in and advances to subsidiaries	1,381.0	1,479.1
Other assets	2.7	3.6

	$1,387.8	$1,483.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$1.3	$1.9
Amounts currently due to affiliates, net	0.7	6.3
Long-term debt	361.7	402.5

Total liabilities	363.7	410.7
Stockholders’ equity:
Common stock	34.7	35.3
Capital surplus	225.1	243.7
Accumulated other comprehensive income	(55.3)	(89.0)
Retained earnings	819.6	882.8

Total stockholders’ equity	1,024.1	1,072.8

	$1,387.8	$1,483.5

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
		As Adjusted (See Note 1.)
	(In millions)

Operating activities:
Net (loss) income	$(29.3)	$187.9	$245.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividend from subsidiary	125.7	—	—
Equity in earnings of subsidiaries	17.6	(194.1)	(246.8)
Gain on extinguishment of debt	(3.6)	—	—
Accretion of debt discount	19.3	18.4	18.1
Stock-based compensation	1.9	1.8	1.7
Amortization of deferred financing costs	0.8	0.9	1.4
Deferred income taxes	—	—	—
Excess income tax benefits from employee stock plans	—	—	(0.2)
Intercompany transactions	(12.4)	(0.4)	(6.2)
Income tax benefit	(6.7)	(12.5)	(7.3)
Changes in current assets and liabilities	(0.3)	(4.8)	58.7

Net cash provided by (used in) operating activities	113.0	(2.8)	64.9
Investing activities	—	—	—
Financing activities:
Purchase of common stock for treasury	(34.9)	(104.6)	(241.8)
Loans (to) from subsidiaries, net	11.0	98.0	(90.5)
Retirement of Notes due 2033 — debt component	(56.5)	—	—
Retirement of Notes due 2033 — equity component	(34.3)	—	—
Proceeds from issuance of common stock	2.5	10.1	11.7
Payment of cash dividend	(0.3)	(0.7)	(1.1)
Bond proceeds	—	—	300.0
Purchase call option	—	—	(88.8)
Proceeds from sale of warrant	—	—	52.0
Deferred financing costs	—	—	(6.1)
Equity issuance costs	—	—	(1.4)
Repayment of borrowings	—	—	(1.8)
Excess income tax benefits from employee stock plans	—	—	0.2

Net cash (used in) provided by financing activities	(112.5)	2.8	(67.6)

Increase (decrease) in cash and cash equivalents	0.5	—	(2.7)
Cash and cash equivalents at beginning of year	0.1	0.1	2.8

Cash and cash equivalents at end of year	$0.6	$0.1	$0.1

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended January 1, 2010, January 2, 2009 and December 28, 2007

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period
	(In millions)

Year ended January 1, 2010:
Allowance for doubtful accounts	$29.4	$12.4	$0.6	$(16.7)	$25.7
Allowance for deferred tax asset	$13.8	$(6.6)	$11.5	$—	$18.7
Year ended January 2, 2009:
Allowance for doubtful accounts	$25.6	$37.0	$1.8	$(35.0)	$29.4
Allowance for deferred tax asset	$15.4	$0.3	$(1.9)	$—	$13.8
Year ended December 28, 2007:
Allowance for doubtful accounts	$20.6	$11.5	$0.6	$(7.1)	$25.6
Allowance for deferred tax asset	$21.8	$(0.9)	$(5.5)	$—	$15.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 26th day of February 2010.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President-Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck Robert J. Eck		President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ Dennis J. Letham Dennis J. Letham		Executive Vice President — Finance (Principal Financial Officer)	February 26, 2010
/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Principal Accounting Officer)	February 26, 2010
/s/ Lord James Blyth* Lord James Blyth		Director	February 26, 2010
/s/ Frederic F. Brace* Frederic F. Brace		Director	February 26, 2010
/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 26, 2010
/s/ Robert L. Crandall* Robert L. Crandall		Director	February 26, 2010
/s/ Robert J. Eck Robert J. Eck		Director	February 26, 2010
/s/ Robert W. Grubbs* Robert W. Grubbs		Director	February 26, 2010
/s/ F. Philip Handy* F. Philip Handy		Director	February 26, 2010
/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 26, 2010
/s/ George Muñoz* George Muñoz		Director	February 26, 2010
/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 26, 2010
/s/ Thomas C. Theobald* Thomas C. Theobald		Director	February 26, 2010
/s/ Matthew Zell* Matthew Zell		Director	February 26, 2010
/s/ Samuel Zell* Samuel Zell		Director	February 26, 2010

*By	/s/ Dennis J. Letham Dennis J. Letham (Attorney in fact)
Dennis J. Letham, as attorney in fact for each person indicated