Form 10-Q
period 2010-04-02
ANIXTER INTERNATIONAL INC
filed 2010-05-07
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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
          Yes ☐ No ☑
     At April 29, 2010, 33,675,726 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

* No reportable information under this item.
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	April 2,	April 3,
(In millions, except per share amounts)	2010	2009
Net sales	$1,272.6	$1,271.2
Cost of operations:
Cost of goods sold	982.9	977.9
Operating expenses	232.7	236.4

Total costs and expenses	1,215.6	1,214.3

Operating income	57.0	56.9
Other (expense) income:
Interest expense	(15.6)	(14.5)
Other, net	(31.6)	0.6

Income before income taxes	9.8	43.0
Income tax expense	3.9	17.3

Net income	$5.9	$25.7

Net income per share:
Basic	$0.17	$0.72
Diluted	$0.16	$0.72
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2010	2010
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65.6	$111.5
Accounts receivable (less allowances of $25.7 in 2010 and 2009)	958.7	941.5
Inventories	943.1	918.8
Deferred income taxes	45.0	47.5
Other current assets	45.4	31.7

Total current assets	2,057.8	2,051.0
Property and equipment, at cost	282.5	279.5
Accumulated depreciation	(197.3)	(192.0)

Net property and equipment	85.2	87.5
Goodwill	358.0	357.7
Other assets	177.4	175.5

	$2,678.4	$2,671.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602.2	$505.4
Accrued expenses	125.9	155.9
Short-term debt	77.4	8.7

Total current liabilities	805.5	670.0
Long-term debt	705.0	821.4
Other liabilities	153.8	156.2

Total liabilities	1,664.3	1,647.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 33,897,595 and 34,700,481 shares issued and outstanding in 2010 and 2009, respectively	33.9	34.7
Capital surplus	242.0	225.1
Retained earnings	785.3	819.6
Accumulated other comprehensive loss:
Foreign currency translation	10.4	3.4
Unrecognized pension liability	(54.7)	(56.8)
Unrealized loss on derivatives, net	(2.8)	(1.9)

Total accumulated other comprehensive loss	(47.1)	(55.3)

Total stockholders’ equity	1,014.1	1,024.1

	$2,678.4	$2,671.7

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Operating activities:
Net income	$5.9	$25.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repurchase of debt	30.5	—
Depreciation	5.7	5.7
Accretion of debt discount	5.0	4.9
Stock-based compensation	4.1	3.5
Amortization of intangible assets	2.9	3.0
Deferred income taxes	2.6	(1.6)
Amortization of deferred financing costs	0.8	0.5
Changes in current assets and liabilities, net	17.2	48.6
Other, net	—	(2.3)

Net cash provided by operating activities	74.7	88.0

Investing activities:
Capital expenditures	(4.1)	(6.2)
Acquisition of businesses	—	(0.3)

Net cash used in investing activities	(4.1)	(6.5)

Financing activities:
Proceeds from borrowings	162.2	168.8
Repayment of borrowings	(87.6)	(396.2)
Retirement of debt	(150.8)	—
Purchases of common stock for treasury	(41.2)	—
Proceeds from issuance of common stock	0.9	0.2
Proceeds from issuance of Notes due 2014	—	185.2
Deferred financing costs	—	(4.7)

Net cash used in financing activities	(116.5)	(46.7)

(Decrease) increase in cash and cash equivalents	(45.9)	34.8
Cash and cash equivalents at beginning of period	111.5	65.3

Cash and cash equivalents at end of period	$65.6	$100.1

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended January 1, 2010. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     Recently issued and adopted accounting pronouncements: In June 2009, the Financial Accounting Standard Board (“FASB”) issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The new accounting guidance was effective for annual reporting periods that begin after November 15, 2009 and for interim periods within that first annual reporting period. The new accounting guidance did not have any impact on the Company’s condensed consolidated financial statements in the first quarter of 2010.
     In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements. The new accounting guidance requires additional disclosures (interim and annual) for all levels of fair value measurements as well as clarification for existing disclosures. The Company has adopted the statement and has provided the required disclosures in Note 5. “Financial Instruments” in the notes to the condensed consolidated financial statements. The additional Level 3 activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be the first fiscal quarter of 2011 for the Company. The Company does not anticipate that the additional disclosure requirements will have a material impact on the Company’s interim or annual consolidated financial statements.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations at the end of the first quarter of 2010 and 2009:

	13 Weeks Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Foreign exchange	$(1.3)	$(1.9)
Cash surrender value of life insurance policies	0.6	(0.5)
Loss on retirement of debt	(30.5)	—
Other	(0.4)	3.0

	$(31.6)	$0.6

     During the first quarter of 2010, the Company repurchased $121.9 million of accreted value of its 10% Senior Notes due 2014 (“Notes due 2014”) for $150.8 million. Available cash and other borrowings were used to repurchase these notes. As a result of the repurchase, the Company recognized a pre-tax loss of $30.5 million, inclusive of $2.5 million of debt issuance costs that were written off and $0.3 million of fees associated with the repurchase. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $1.3 million in the first quarter of 2010 compared to $1.9 million in the corresponding period in 2009. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $0.6 million in the first quarter of 2010 compared to a loss of $0.5 in the corresponding period in 2009. In the first quarter of 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	13 Weeks Ended
	April 2,	April 3,
(In millions)	2010	2009
Net income	$5.9	$25.7
Foreign currency translation	7.0	(4.5)
Changes in unrealized pension cost	2.1	0.4
Changes in fair market value of derivatives	(0.9)	(0.7)

Comprehensive income	$14.1	$20.9

NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	13 Weeks Ended
	April 2,	April 3,
(In millions, except per share data)	2010	2009
Basic Income per Share:
Net income	$5.9	$25.7

Weighted-average common shares outstanding	34.2	35.4

Net income per basic share	$0.17	$0.72

Diluted Income per Share:
Net income	$5.9	$25.7

Weighted-average common shares outstanding	34.2	35.4
Effect of dilutive securities:
Stock options and units	0.5	0.4
Convertible notes due 2033	1.1	—

Weighted-average common shares outstanding	35.8	35.8

Net income per diluted share	$0.16	$0.72
     The Company’s $300 million convertible notes due 2013 (“Notes due 2013”) are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for the 13 weeks ended April 2, 2010 and April 3, 2009 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were anti-dilutive for either of these periods.
     The Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. As a result of the average stock price exceeding the average accreted principal value during the first quarter of 2010, the Company included 1.1 million additional shares related to the Notes due 2033 in the diluted weighted-average common shares outstanding. However, no additional shares were included in the first quarter of 2009 weighted-average common shares outstanding as the Notes due 2033 were anti-dilutive.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In both the 13 weeks ended April 2, 2010 and April 3, 2009, the Company issued 0.2 million shares due to stock option exercises and vesting of stock units. During the first quarter of 2010, the Company repurchased 1 million of its outstanding shares.
NOTE 4. INCOME TAXES
     The first quarter tax provision was $3.9 million compared to $17.3 million in the corresponding period of last year. The Company’s effective tax rate for the 13 weeks ended April 2, 2010 was 40.0% as compared to 40.3% in the prior year period. The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate is primarily due to state and foreign income tax effects.
NOTE 5. FINANCIAL INSTRUMENTS
     At April 2, 2010, the Company’s total debt outstanding was $782.4 million as compared to $830.1 million at January 1, 2010. The Company’s weighted-average cost of borrowings was 7.4% and 5.0% for the 13 weeks ended April 2, 2010 and April 3, 2009, respectively.
     The Company’s fixed rate debt primarily consists of nonconvertible and convertible debt as follows:
•	Nonconvertible fixed rate debt consisting of the Company’s $200 million 5.95% Senior Notes due 2015 (“Notes due 2015”) and Notes due 2014

•	Convertible fixed rate debt consisting of the Company’s Notes due 2013 and Notes due 2033.
     At April 2, 2010, the Company’s carrying value of its fixed rate debt was $608.4 million as compared to $725.3 million at January 1, 2010. The estimated fair market value of the Company’s fixed rate debt at April 2, 2010 and January 1, 2010 was $712.0 million and $847.2 million, respectively. The decline in the carrying value and estimated fair market value is due to the repurchase of a portion of the Notes due 2014 in the first quarter of 2010.
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
     Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At April 2, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income, net of associated deferred taxes. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at April 2, 2010 or January 1, 2010.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The fair value of the Company’s foreign currency forward contracts were not significant at April 2, 2010 and January 1, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.
     At April 2, 2010 and January 1, 2010, forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statement of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant for the quarters ended April 2, 2010 and April 3, 2009. At April 2, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $194.3 million and $198.3 million, respectively.
NOTE 6. PENSION PLANS
     The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.
     Components of net periodic pension cost are as follows (in millions):

	13 Weeks Ended
	Domestic		Foreign		Total
	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009	2010	2009
Service cost	$1.6	$1.7	$1.2	$0.8	$2.8	$2.5
Interest cost	2.9	2.7	2.5	2.0	5.4	4.7
Expected return on plan assets	(2.7)	(2.5)	(2.3)	(1.8)	(5.0)	(4.3)
Net amortization	0.8	0.9	0.2	—	1.0	0.9

Net periodic cost	$2.6	$2.8	$1.6	$1.0	$4.2	$3.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2010	2010
	(Unaudited)
Assets:
Current assets	$2,056.1	$2,047.5
Property, equipment and capital leases, net	101.3	103.8
Goodwill	358.0	357.7
Other assets	174.8	172.8

	$2,690.2	$2,681.8

Liabilities and Stockholder’s Equity:
Current liabilities	$803.2	$666.7
Subordinated notes payable to parent	3.0	3.5
Long-term debt	357.5	478.8
Other liabilities	153.8	156.2
Stockholder’s equity	1,372.7	1,376.6

	$2,690.2	$2,681.8

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	April 2,	April 3,
	2010	2009
Net sales	$1,272.6	$1,271.2
Operating income	$58.5	$58.2
Income before income taxes	$16.3	$49.3
Net income	$12.4	$29.5
NOTE 8. STOCKHOLDERS’ EQUITY
Share Repurchase
     During the first quarter of 2010, the Company repurchased 1 million of its outstanding shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand. No repurchases were made during the 13 week period ended April 3, 2009.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
     The Company has historically granted stock options and stock units under the Company’s Stock Incentive Plan (“Incentive Plan”). At April 2, 2010, there were 0.5 million shares reserved for additional stock option awards or stock grants. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     During the 13 weeks ended April 2, 2010, compensation expense associated with stock options and stock units was $4.1 million. During the 13 weeks ended April 3, 2009, compensation expense associated with stock options and stock units was $3.5 million.
     The Company granted approximately 0.3 million stock units to employees during the first quarter of 2010. The grant-date fair value of the employee stock units was $42.71. During the first quarter of 2010, the Company granted directors approximately 9,850 stock units with a grant-date fair value of $46.85. The Company granted approximately 0.1 million stock options to employees during the first quarter of 2010, that had a grant-date fair value of $17.10 and an exercise price of $42.71. The weighted-average fair value of the stock options granted in the first quarter of 2010 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock	Risk-Free	Expected	Average
Price Volatility	Interest Rate	Dividend Yield	Expected Life
36%	2.7%	0%	6 years
NOTE 9. LEGAL CONTINGENCIES
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
     In October 2009, the Company disclosed to the U.S. Government that it may have violated laws and regulations restricting entertainment of government employees. The Inspector General of the relevant federal agency is investigating the disclosure and the Company is cooperating in the investigation. Civil and or criminal penalties could be assessed against the Company in connection with any violations that are determined to have occurred. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
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
     Segment information for the 13 weeks ended April 2, 2010 and April 3, 2009 was as follows (in millions):

	April 2,	April 3,
	2010	2009
Net sales:
North America	$897.4	$921.1
Europe	253.2	238.6
Emerging Markets	122.0	111.5

	$1,272.6	$1,271.2

Operating income (loss):
North America	$50.8	$50.1
Europe	0.5	(1.1)
Emerging Markets	5.7	7.9

	$57.0	$56.9

	April 2,	January 1,
	2010	2010
Total assets:
North America	$1,876.5	$1,869.7
Europe	548.3	545.5
Emerging Markets	253.6	256.5

	$2,678.4	$2,671.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the 13 weeks ended April 2, 2010 (in millions):

	North America	Europe(a)	Emerging Markets	Total
Balance as of January 1, 2010	$334.7	$12.3	$10.7	$357.7
Foreign currency translation	0.6	(0.6)	0.3	0.3

Balance as of April 2, 2010	$335.3	$11.7	$11.0	$358.0

(a)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at January 1, 2010 and April 2, 2010.

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of the Company and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.
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
Financial Liquidity and Capital Resources
Overview
     As a distributor, the Company’s use of capital is largely for working capital to support its revenue base. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases to sales.
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
     The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During the first quarter of 2010, the Company generated $74.7 million of cash flow from operations, spent $4.1 million on capital expenditures, repurchased 1.0 million shares of common stock for $41.2 million and repurchased a portion of its 10% Senior Notes due 2014 (“Notes due 2014”) for a total of $150.8 million. The repurchase resulted in the recognition of a pre-tax loss of $30.5 million. At the end of the first quarter of 2010, the Company’s debt-to-total capital ratio was 43.5%. Over time, the Company expects to return to its targeted range of 45% to 50%.

ANIXTER INTERNATIONAL INC.
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $313.4 million in available, committed, unused credit lines and has drawn $75 million of borrowings under its $200 million accounts receivable facility. The Company also has invested cash balances of $30.7 million at the end of the first quarter of 2010.
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
Cash Flow
     Net cash provided by operating activities was $74.7 million in the 13 weeks ended April 2, 2010 compared to $88.0 million in the corresponding period in 2009. The decrease in cash provided by operating activities is due to additional working capital requirements associated with consecutive quarter sales growth experienced in the first quarter of 2010.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, decreased to $4.1 million in the 13 weeks ended April 2, 2010 from $6.5 million in the 13 weeks ended April 3, 2009. Capital expenditures are expected to be approximately $27.8 million in 2010 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and information system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash used for financing activities was $116.5 million in the 13 weeks ended April 2, 2010 compared to $46.7 million in the corresponding period in 2009. Using net cash generated from operations and net proceeds from borrowings of $74.6 million, during the first quarter of 2010, the Company repurchased 1.0 million shares of common stock for $41.2 million and a portion of its Notes due 2014 for a total of $150.8 million. The repurchase of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million. In the corresponding period in the prior year, the Company received net proceeds of $180.5 million from the issuance of the Notes due 2014 (net of deferred financing costs associated with the offering of $4.7 million). Using the proceeds from the prior year bond offering together with cash generated from operations, the Company reduced other borrowings by $227.4 million during the first quarter of 2009 (primarily short term borrowings).
Financing
     As of April 2, 2010 and January 1, 2010, the Company’s short-term debt outstanding was $77.4 million and $8.7 million, respectively, and the Company’s long-term debt outstanding was $705.0 million and $821.4 million, respectively.
     Consolidated interest expense was $15.6 million and $14.5 million in the first quarter of 2010 and 2009, respectively. The increase in interest expense was driven by a higher average cost of debt on a lower debt level than the year ago quarter. While interest rates on approximately 89.5% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first quarter of 2010, the Company’s weighted-average cost of borrowings increased to 7.4% in the 13 weeks ended April 2, 2010 from 5.0% in the corresponding period in the prior year due to the higher costs associated with the Notes due 2014 issued in March of 2009 and lower average short-term borrowings, which have lower interest rates. The Company’s debt-to-total capitalization decreased to 43.5% at April 2, 2010 from 44.8% at January 1, 2010.

ANIXTER INTERNATIONAL INC.
First Quarter 2010 Results of Operations
Executive Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although relationships with suppliers are good, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010.
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
     The daily sales of the first quarter of 2010 started similarly to the past few quarters; however, as the quarter evolved, there were noticeable improvements in the daily sales run rates for certain areas of the Company’s business. The positive trends became more broad-based across the various end markets and geographies in which the Company operates. The Company’s backlog continues to approximate four weeks of sales and a high percentage of orders continue to ship within 24 – 48 hours of receipt. While these trends have been positive, some uncertainty in the macroeconomic environment remains and there is no guarantee that these positive trends will continue. That said, assuming the economy continues to grow, the Company’s expectations would be for continued growth in its business as well.
     During the first quarter of 2010, the Company’s strong cash position allowed it to purchase 1 million shares of outstanding stock for $41.2 million, as well as retire a large portion of its Notes due 2014. The debt retirement resulted in a pre-tax loss of $30.5 million. This loss reduced net income by $18.9 million, or $0.53 per diluted share. After adjusting for the loss on the early retirement of debt, net income in the first quarter of 2010 would have been $24.8 million, or $0.69 per diluted share. The 2010 reduction in the higher cost debt, combined with the current quarter share repurchase, is projected to positively impact diluted earnings per share by a total of approximately $0.25 for the last three quarters of 2010.
Consolidated Results of Operations

	13 Weeks Ended
	April 2,	April 3,	Percent
	2010	2009	Change
		(In millions)
Net sales	$1,272.6	$1,271.2	0.1%
Gross profit	$289.7	$293.3	(1.2)%
Operating expenses	$232.7	$236.4	(1.5)%
Operating income	$57.0	$56.9	0.1%

ANIXTER INTERNATIONAL INC.
     Net Sales: The Company’s net sales during the first quarter of 2010 increased $1.4 million, or 0.1%. Favorable effects of foreign exchange rates increased sales by $44.1 million and the increase in copper prices increased sales by $15.8 million in the first quarter of 2010 as compared to the year ago period. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales decreased $58.5 million, or approximately 4.6% in the first quarter of 2010 as compared to the prior year ago quarter. Approximately half of the organic decline in sales was due to the Company’s decision to exit a customer contract which contributed $31.7 million of sales in the first quarter of 2009. All geographic segments except Emerging Markets, as well as all worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales declines. However, the organic sales decline in each geographic segment and end markets continued to shrink from previous quarters.
     Gross Margins: Gross margins decreased in the first quarter of 2010 to 22.8% compared to 23.1% in the prior year ago quarter mainly due to a change in the mix of sales. While the gross margin percentage reflects a year-on-year decline of 30 basis points, more importantly, there has been a definitive stabilizing trend over the past four consecutive quarters, reflecting a fairly consistent mix of business by geographic segments and end markets. The Company believes this trend, along with an improving daily sales run rate, is a positive indicator that business is stabilizing and could be signs of the early stages of a recovery. The effects of higher copper prices did not impact gross margins; however, they did increase gross profit dollars by $3.6 million in the first quarter of 2010 as compared to the prior year.
     Operating Expenses: The Company reported a year-on-year decrease in operating expenses of 1.5%, from $236.4 million in the year ago quarter to $232.7 million in the first quarter of 2010. Excluding the $8.3 million negative impact of foreign currency effects, operating expenses declined $12.0 million, or 5%. This decline shows the positive impact that last year’s cost reduction initiatives have had on the Company’s cost structure.
     Operating Income: Operating income of $57.0 million was virtually flat in the first quarter of 2010 as compared to the prior year quarter. The Company’s 30 basis point decline in gross margins in the first quarter of 2010 was offset by an identical decline in operating expenses as a percent of sales. The effects of higher copper prices increased operating profit by $3.6 million in the first quarter of 2010 as compared to the prior year. As a result, operating margins were 4.5% in both the first quarter of 2010 and 2009.
     Interest Expense: Consolidated interest expense was $15.6 million and $14.5 million in the first quarter of 2010 and 2009, respectively. The increase in interest expense was driven by a higher average cost of debt on a lower debt level than the year ago quarter. While interest rates on approximately 89.5% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first quarter of 2010, the Company’s weighted-average cost of borrowings increased to 7.4% in the 13 weeks ended April 2, 2010 from 5.0% in the corresponding period in the prior year due to the higher costs associated with the Notes due 2014 issued in March of 2009 and lower average short-term borrowings, which have lower interest rates. The Company’s debt-to-total capitalization decreased to 43.5% at April 2, 2010 from 44.8% at January 1, 2010.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations at the end of the first quarter of 2010 and 2009:

	13 Weeks Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Foreign exchange	$(1.3)	$(1.9)
Cash surrender value of life insurance policies	0.6	(0.5)
Loss on retirement of debt	(30.5)	—
Other	(0.4)	3.0

	$(31.6)	$0.6

ANIXTER INTERNATIONAL INC.
     The repurchase of the Notes due 2014 resulted in a pre-tax loss of $30.5 million in the first quarter of 2010, which was the primary driver of the $31.6 million of other expense in the current quarter compared to other income of $0.6 million in the year ago quarter. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $1.3 million in the first quarter of 2010 compared to $1.9 million in the corresponding period in 2009. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $0.6 million in the first quarter of 2010 compared to a loss of $0.5 in the corresponding period in 2009. In the first quarter of 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.
     Income Taxes: During the most recent current quarter, an effective tax rate of 40.0% resulted in income tax expense of $3.9 million compared to an effective tax rate of 40.3% resulting in $17.3 million of income tax in the year ago quarter. At this early point in the year, it is very difficult to anticipate the impact that country level profitability will have on the full year effective tax rate. This will likely mean that the effective tax rate will remain volatile in the near term making precise predictability of the Company’s tax rate difficult for the remainder of 2010.
North America Results of Operations

	13 Weeks Ended
	April 2,	April 3,	Percent
	2010	2009	Change
		(In millions)
Net sales	$897.4	$921.1	(2.6)%
Gross profit	$204.9	$207.7	(1.3)%
Operating expenses	$154.1	$157.6	(2.2)%
Operating income	$50.8	$50.1	1.5%
     Net Sales: When compared to the first quarter of 2009, North America net sales in the first quarter of 2010 decreased 2.6% to $897.4 million from $921.1 million. Excluding favorable effects of foreign exchange rate changes of $21.5 million and favorable effects of copper prices of $14.0 million, North America net sales were $861.9 million in the first quarter of 2010, which represents a decrease of $59.2 million, or approximately 6.4%, as compared to the prior year ago quarter. Approximately half of the organic decline in sales was due to the Company’s decision to exit a customer contract which contributed $30.1 million of sales in the first quarter of 2009. The remaining decrease in sales is primarily the result of lower project volume in the wire and cable end market in 2010 as compared to 2009. This is primarily due to stronger results in the first quarter of 2009 due to the relatively longer life cycle of major projects in this end market. Also contributing to the negative sales comparisons were lower OEM supply sales primarily due to lower sales to aerospace and defense customers as the recession cycle downward pressure didn’t begin to materialize until the second quarter of 2009.
     Gross Margins: Gross margins increased to 22.8% in the first quarter of 2010 from 22.5% in the first quarter of 2009 mainly due the exit of a customer contract which contributed $30.1 million of sales in the first quarter of 2009 but at lower margins than the rest of North America. The effects of higher copper prices did not impact gross margin percentages; however, they did increase gross profit dollars by $2.7 million in the first quarter of 2010 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $3.5 million, or 2.2%, in the first quarter of 2010 from the year ago quarter. Foreign exchange rate changes increased operating expenses by $3.4 million. Excluding foreign exchange, operating expenses decreased 4.4% primarily due to lower variable costs associated with the 6.4% organic decline in sales and benefits of cost reduction actions taken in 2009.
     Operating Income: Operating margins were 5.7% in the first quarter of 2010 compared to 5.4% in the first quarter of 2009. Operating income increased by $0.7 million, or 1.5%, in the first quarter of 2010 as compared to the year ago quarter. Favorable foreign exchange rate changes and higher copper prices increased operating income by $1.2 million and $2.7 million, respectively.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	13 Weeks Ended
	April 2,	April 3,	Percent
	2010	2009	Change
		(In millions)
Net sales	$253.2	$238.6	6.1%
Gross profit	$59.5	$59.1	0.6%
Operating expenses	$59.0	$60.2	(2.1)%
Operating (loss) income	$0.5	$(1.1)	nm
nm – not meaningful
     Net Sales: When compared to the first quarter of 2009, Europe net sales increased 6.1% to $253.2 million in the first quarter of 2010, including $15.7 million due to favorable foreign exchange rate changes and $1.8 million due to higher copper prices. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $235.7 million in the first quarter of 2010, which represents an organic decrease of $2.9 million, or approximately 1.3%, over the first quarter of 2009. The organic decline in sales is primarily the result of lower project volume in both the enterprise cabling and wire and cable end markets. This is primarily due to stronger results in the first quarter of 2009 due to the relatively longer life cycle of major projects in these end markets. As a result of the increased manufacturing production in many industries, the Company was able to grow its sales in the OEM Supply market and partially offset the organic sales declines in the enterprise cabling and wire and cable end markets. This is the second consecutive quarter that the Company has seen encouraging signs of the possible early stages of recovery in this business.
     Gross Margins: Gross margins in the first quarter of 2010 were 23.5% compared to 24.8% in the corresponding period in 2009. The decline in gross margins primarily occurred in the OEM Supply market. The effects of higher copper prices did not impact gross margins; however, they did increase gross profit dollars by $0.9 million in the first quarter of 2010 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses decreased $1.2 million, or 2.1%, in the first quarter of 2010 compared to the first quarter of 2009. Foreign exchange rate changes increased operating expenses by $3.7 million. Excluding the foreign exchange impact, operating expenses decreased 8.1% primarily due to lower variable costs associated with the 1.3% organic decline in sales and benefits of cost reduction actions taken in 2009.
     Operating Income: Europe operating margins were 0.2% in the first quarter of 2010 compared to a negative 0.4% in the first quarter of 2009. Operating income of $0.5 million in the first quarter of 2010 compares to operating losses of $1.1 million in the year ago quarter. Copper prices increased Europe’s operating income by $0.9 million in the first quarter of 2010. Foreign exchange rate changes did not impact Europe’s operating income in the first quarter of 2010.
Emerging Markets Results of Operations

	13 Weeks Ended
	April 2,	April 3,	Percent
	2010	2009	Change
		(In millions)
Net sales	$122.0	$111.5	9.5%
Gross profit	$25.3	$26.5	(4.4)%
Operating expenses	$19.6	$18.6	5.8%
Operating income	$5.7	$7.9	(28.4)%

ANIXTER INTERNATIONAL INC.
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2010 increased 9.5% to $122.0 million from $111.5 million in the first quarter of 2009. Excluding the favorable impact from changes in foreign exchange rates of $6.9 million, Emerging Markets net sales increased 3.3%. The increase in sales is primarily the result of an increase in OEM supply sales in the first quarter of 2010 as compared to the prior year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.
     Gross Margins: During the 13 weeks ended April 2, 2010, Emerging Markets gross margins decreased to 20.8% from 23.8% in the corresponding period in 2009, primarily due to unfavorable product sales mix and lower sales in Venezuela which tend to generate higher gross margins.
     Operating Expenses: Operating expenses increased $1.0 million in the first quarter of 2010, or 5.8% compared to the first quarter of 2009. Foreign exchange rate changes increased operating expenses by $1.2 million as compared to the year ago period in 2009. Excluding the effects of foreign exchange rate changes, operating expenses decreased slightly as compared to the prior year ago quarter.
     Operating Income: Emerging Markets operating income decreased $2.2 million, or 28.4%, in the first quarter of 2010 compared to the first quarter of 2009. The impact of foreign exchange rates increased operating income by $0.3 million. Operating margins in the first quarter of 2010 were 4.6% compared to 7.1% in the corresponding period in the prior year.
Critical Accounting Policies and New Accounting Pronouncements
     There were no material changes in the Company’s critical accounting policies since the filing of its 2009 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2009 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

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
Foreign Exchange Risk
     The Company’s foreign currency-denominated sales were 33% in the first quarter of 2010 and 2009. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
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
     Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Operations.
     The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. At April 2, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $194.3 million and $198.3 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $20.6 million and $21.4 million in the first quarter of 2010 and fiscal 2009, respectively.

ANIXTER INTERNATIONAL INC.
Interest Rate Risk
     The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At April 2, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income, net of associated deferred taxes. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at April 2, 2010 or January 1, 2010. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.1 million and $0.3 million in the first quarter of 2010 and 2009, respectively.
Fair Market Value of Debt Instruments
     The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
     The carrying value of the Company’s nonconvertible fixed rate debt (specifically, Notes due 2015 and Notes due 2014) was $242.0 million and $363.5 million at April 2, 2010 and January 1, 2010, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $248.4 million and $381.5 million at April 2, 2010 and January 1, 2010, respectively. The decline in the carrying value and the estimated fair value of the Company’s nonconvertible fixed rate debt is due to the repurchase of a portion of the Notes due 2014 in the first quarter of 2010. The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 2.5% and 2.8% at April 2, 2010 and at January 1, 2010, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 2.5% and 2.8% at April 2, 2010 and at January 1, 2010, respectively.
     The carrying value of the Company’s outstanding convertible fixed rate debt (specifically, Notes due 2013 and Notes due 2033) was $366.4 million at April 2, 2010 and $361.8 million at January 1, 2010. As the Company’s outstanding convertible fixed rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $463.6 million at April 2, 2010 from $465.7 million at January 1, 2010. A hypothetical 10% increase in the price of the Company’s common stock from the price at April 2, 2010 and January 1, 2010 would have increased the fair value of its then outstanding convertible debt by $46.4 million and $46.6 million, respectively.

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
     See Note 5. “Financial Instruments” (“Interest rate agreements” and “Foreign currency forward contracts”) in the Notes to the consolidated financial statements for further detail on interest rate agreements and outstanding debt obligations.
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of April 2, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2010. There was no change in the Company’s internal control over financial reporting that occurred during the 13 weeks ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In October 2009, the Company disclosed to the U.S. Government that it may have violated laws and regulations restricting entertainment of government employees. The Inspector General of the relevant federal agency is investigating the disclosure and the Company is cooperating in the investigation. Civil and or criminal penalties could be assessed against the Company in connection with any violations that are determined to have occurred. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
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

ANIXTER INTERNATIONAL INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Fiscal Reporting Period	Shares Purchased	Paid per Share	Programs	Programs (1)
Four week period ending January 29	—	$—	—
Four week period ending February 26	1,000,000	41.24	1,000,000
Five week period ending April 2	—	—	—

Total	1,000,000	$41.24	1,000,000	0

(1)	On February 4, 2010, the Company announced a program to repurchase up to 1,000,000 shares of its common stock. The program expired upon acquisition of all shares authorized to be repurchased.

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.
(10)	Material Contracts.

10.1	Form of Anixter International Inc. Stock Option Agreement (Revised for grants made to certain employees on or after March 1, 2010).

10.2	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement (Revised for grants made to certain employees on or after March 1, 2010).

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
May 7, 2010	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

May 7, 2010	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President – Finance and Chief Financial Officer