Form 10-Q
period 2010-07-02
ANIXTER INTERNATIONAL INC
filed 2010-08-06
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
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
Yes ☐       No ☑
     At July 29, 2010, 33,790,856 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
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
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions, except per share amounts)	2010	2009	2010	2009
Net sales	$1,367.2	$1,220.6	$2,639.8	$2,491.8
Cost of operations:
Cost of goods sold	1,054.2	944.1	2,037.1	1,922.0
Goodwill impairment	—	100.0	—	100.0
Operating expenses	242.9	235.2	475.6	471.6

Total costs and expenses	1,297.1	1,279.3	2,512.7	2,493.6

Operating income (loss)	70.1	(58.7)	127.1	(1.8)
Other (expense) income:
Interest expense	(13.2)	(17.3)	(28.8)	(31.8)
Net gain (loss) on retirement of debt	0.8	—	(29.7)	—
Other, net	—	(3.3)	(1.1)	(2.7)

Income (loss) before income taxes	57.7	(79.3)	67.5	(36.3)
Income tax expense	23.1	10.5	27.0	27.8

Net income (loss)	$34.6	$(89.8)	$40.5	$(64.1)

Net income (loss) per share:
Basic	$1.02	$(2.53)	$1.19	$(1.81)
Diluted	$0.98	$(2.53)	$1.14	$(1.81)
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	January 1,
	2010	2010
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79.2	$111.5
Accounts receivable (less allowances of $25.6 and $25.7 in 2010 and 2009, respectively)	1,039.9	941.5
Inventories	957.6	918.8
Deferred income taxes	43.4	47.5
Other current assets	44.0	31.7

Total current assets	2,164.1	2,051.0
Property and equipment, at cost	283.0	279.5
Accumulated depreciation	(198.4)	(192.0)

Net property and equipment	84.6	87.5
Goodwill	355.9	357.7
Other assets	173.8	175.5

	$2,778.4	$2,671.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$663.6	$505.4
Accrued expenses	168.5	155.9
Short-term debt	87.0	8.7

Total current liabilities	919.1	670.0
Long-term debt	686.6	821.4
Other liabilities	149.4	156.2

Total liabilities	1,755.1	1,647.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 33,989,046 and 34,700,481 shares issued and outstanding in 2010 and 2009, respectively	34.0	34.7
Capital surplus	234.9	225.1
Retained earnings	819.9	819.6
Accumulated other comprehensive loss:
Foreign currency translation	(9.6)	3.4
Unrecognized pension liability	(53.7)	(56.8)
Unrealized loss on derivatives, net	(2.2)	(1.9)

Total accumulated other comprehensive loss	(65.5)	(55.3)

Total stockholders’ equity	1,023.3	1,024.1

	$2,778.4	$2,671.7

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$40.5	$(64.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on retirement of debt	29.7	—
Goodwill impairment	—	100.0
Depreciation	11.2	11.7
Accretion of debt discount	9.7	10.3
Stock-based compensation	8.3	7.4
Amortization of intangible assets	5.8	6.7
Amortization of deferred financing costs	1.5	1.2
Deferred income taxes	6.2	(2.7)
Excess income tax benefit from employee stock plans	(1.4)	—
Changes in current assets and liabilities, net	5.6	188.9
Other, net	(5.8)	0.2

Net cash provided by operating activities	111.3	259.6

Investing activities:
Capital expenditures, net	(10.1)	(11.9)
Acquisition of businesses, net of cash acquired	—	(0.3)

Net cash used in investing activities	(10.1)	(12.2)

Financing activities:
Proceeds from borrowings	370.8	287.2
Repayment of borrowings	(275.3)	(667.7)
Purchases of common stock for treasury	(41.2)	—
Retirement of Notes due 2014	(150.8)	—
Retirement of Convertible Notes due 2033 — debt component	(27.8)	—
Retirement of Convertible Notes due 2033 — equity component	(13.1)	—
Deferred financing costs	—	(4.8)
Proceeds from stock options exercised	2.5	0.5
Proceeds from issuance of Notes due 2014	—	185.2
Excess income tax benefit from employee stock plans	1.4	—
Other	—	(0.3)

Net cash used in financing activities	(133.5)	(199.9)

(Decrease) increase in cash and cash equivalents	(32.3)	47.5
Cash and cash equivalents at beginning of period	111.5	65.3

Cash and cash equivalents at end of period	$79.2	$112.8

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
     Recently issued and adopted accounting pronouncements: In June 2009, the Financial Accounting Standard Board (“FASB”) issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The new accounting guidance was effective for annual reporting periods that begin after November 15, 2009 and for interim periods within that first annual reporting period. The new accounting guidance did not have any impact on the Company’s condensed consolidated financial statements in the second quarter of 2010.
     In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements. The new guidance requires new disclosures relating to significant transfers between Level 1 and 2 of the fair value hierarchy and for Level 3 fair value measurements, will require information regarding purchases, sales, issuances and settlements. The guidance also clarifies existing disclosures about inputs and valuation techniques and the appropriate level of disaggregation of assets and liabilities for which fair values are provided. The Company has adopted the statement as it relates to the transfers between Level 1 and 2 of the fair value hierarchy and has provided the required disclosures in Note 7. “Fair Value Measurements” in the notes to the condensed consolidated financial statements. The additional Level 3 activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be the first fiscal quarter of 2011 for the Company. The Company does not anticipate that the additional disclosure requirements will have a material impact on the Company’s interim or annual consolidated financial statements.
NOTE 2. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2010	2009	2010	2009
Net income (loss)	$34.6	$(89.8)	$40.5	$(64.1)
Foreign currency translation	(20.0)	32.5	(13.0)	28.0
Changes in unrealized pension cost	1.0	0.3	3.1	0.7
Changes in fair market value of derivatives	0.6	(0.3)	(0.3)	(1.0)
Reclassification to earnings, net of tax of $0.6	—	1.5	—	1.5

Comprehensive income (loss)	$16.2	$(55.8)	$30.3	$(34.9)

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In millions, except per share data)	2010	2009	2010	2009
Basic Income (Loss) per Share:
Net income (loss)	$34.6	$(89.8)	$40.5	$(64.1)

Weighted-average common shares outstanding	33.9	35.5	34.1	35.4

Net income (loss) per basic share	$1.02	$(2.53)	$1.19	$(1.81)

Diluted Income (Loss) per Share:
Net income (loss)	$34.6	$(89.8)	$40.5	$(64.1)

Weighted-average common shares outstanding	33.9	35.5	34.1	35.4
Effect of dilutive securities:
Stock options and units	0.5	—	0.5	—
Convertible notes due 2033	1.0	—	1.0	—

Weighted-average common shares outstanding	35.4	35.5	35.6	35.4

Net income (loss) per diluted share	$0.98	$(2.53)	$1.14	$(1.81)
     The Company’s $300 million convertible notes due 2013 (“Notes due 2013”) are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for the three and six months ended July 2, 2010 and July 3, 2009 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were antidilutive for all of these periods.
     The Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. As a result of the conversion value exceeding the average accreted principal value during the three and six months ended July 2, 2010, the Company included 1.0 million additional shares for both periods related to the Notes due 2033 in the diluted weighted-average common shares outstanding. During the three and six months ended July 3, 2009, 1.1 million and 0.6 million additional shares, respectively, were excluded from the computation of diluted earnings per share, because they would have been antidilutive.
     In both the three and six months ended July 2, 2010, 0.5 million additional shares were included in the computation of diluted earnings per share because the effect of these common stock equivalents were dilutive during the periods presented. Conversely, in both the three and six months ended July 3, 2009, 0.5 million additional shares were excluded from the computation of diluted earnings per share because they would have been antidilutive.
     In the three and six months ended July 2, 2010, the Company issued 0.1 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units. During the second quarter of 2009, the shares issued related to stock option exercises and vesting of stock units were nominal. In the six months ended July 3, 2009, the Company issued 0.2 million shares due to stock option exercises and vesting of stock units.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INCOME TAXES
     The second quarter tax provision was $23.1 million compared to $10.5 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended July 2, 2010 was 40.0%. Exclusive of the pre-tax effects of a $100.0 million goodwill impairment charge, which had no tax benefits associated with it, the Company’s second quarter 2009 effective tax rate was 50.4%.
     The tax provision for the six months ended July 2, 2010 was $27.0 million as compared to $27.8 million in the corresponding period in the prior year. The Company’s effective tax rate for the six months ended July 2, 2010 was 40.0%. Excluding the impairment charge, the Company’s effective tax rate in the six months ended July 3, 2009 was 43.6%.
     The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate referenced for the above periods is primarily due to state and foreign income tax effects.
NOTE 5. DEBT
     At July 2, 2010, the Company’s total debt outstanding was $773.6 million as compared to $830.1 million at January 1, 2010. The Company’s weighted-average cost of borrowings was 6.3% and 6.8% for the three months ended July 2, 2010 and July 3, 2009, respectively, and 6.8% and 5.9% for the six months ended July 2, 2010 and July 3, 2009, respectively.
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
     During the second quarter of 2010, the Company repurchased a portion of the Notes due 2033 for $48.9 million. Available cash was used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $28.6 million, recorded a reduction in equity of $13.1 million (reflecting the fair value of the conversion option at the time of repurchase) and reduced deferred tax liabilities by $8.0 million. The repurchases resulted in the recognition of a pre-tax gain of $0.8 million.
     See Note 7. “Fair Value Measurements” for information related to the fair value of outstanding debt obligations.
NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     Interest rate agreements: As of July 2, 2010 and January 1, 2010, the Company had three interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 50 million (two Euro 25 million agreements). The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreements obligate the Company to pay a fixed rate through July 2010 and November 2011. The Company uses interest rate swaps to reduce its exposure to fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates.

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
     At July 2, 2010 and January 1, 2010, forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statement of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant for the quarters ended July 2, 2010 and July 3, 2009. At July 2, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $203.7 million and $198.3 million, respectively.
     See Note 7. “Fair Value Measurements” for information related to the fair value of interest rate agreements and foreign currency forward contracts.
NOTE 7. FAIR VALUE MEASUREMENTS
     The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements.
     The Company’s fixed rate debt primarily consists of nonconvertible and convertible debt as follows:
•	Nonconvertible fixed rate debt consisting of the Company’s $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”) and Notes due 2014

•	Convertible fixed rate debt consisting of the Company’s Notes due 2013 and Notes due 2033.
     At July 2, 2010, the Company’s carrying value of its fixed rate debt was $584.4 million as compared to $725.3 million at January 1, 2010. The estimated fair market value of the Company’s fixed rate debt at July 2, 2010 and January 1, 2010 was $633.5 million and $847.2 million, respectively. The decline in the carrying value and estimated fair market value is due to the repurchase of a portion of the Notes due 2014 in the first quarter of 2010 and the purchase of the Notes due 2033 in the second quarter of 2010.
     Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At July 2, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in “Other Comprehensive Income, net of associated deferred taxes” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at July 2, 2010 or January 1, 2010.
     The fair value of the Company’s foreign currency forward contracts were not significant at July 2, 2010 and January 1, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.

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
     Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009	2010	2009
Service cost	$1.5	$1.6	$1.1	$1.0	$2.6	$2.6
Interest cost	2.9	2.8	2.4	2.0	5.3	4.8
Expected return on plan assets	(2.7)	(2.5)	(2.2)	(1.9)	(4.9)	(4.4)
Net amortization	0.9	1.0	0.2	(0.1)	1.1	0.9

Net periodic cost	$2.6	$2.9	$1.5	$1.0	$4.1	$3.9

	Six Months Ended
	Domestic		Foreign		Total
	July 2,	July 3,	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009	2010	2009
Service cost	$3.1	$3.3	$2.3	$1.8	$5.4	$5.1
Interest cost	5.8	5.5	4.9	4.0	10.7	9.5
Expected return on plan assets	(5.4)	(5.0)	(4.5)	(3.7)	(9.9)	(8.7)
Net amortization	1.7	1.9	0.4	(0.1)	2.1	1.8

Net periodic cost	$5.2	$5.7	$3.1	$2.0	$8.3	$7.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all other subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	January 1,
	2010	2010
	(Unaudited)
Assets:
Current assets	$2,163.5	$2,047.5
Property, equipment and capital leases, net	100.4	103.8
Goodwill	355.9	357.7
Other assets	171.5	172.8

	$2,791.3	$2,681.8

Liabilities and Stockholder’s Equity:
Current liabilities	$916.2	$666.7
Subordinated notes payable to parent	4.0	3.5
Long-term debt	363.1	478.8
Other liabilities	149.4	156.2
Stockholder’s equity	1,358.6	1,376.6

	$2,791.3	$2,681.8

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Net sales	$1,367.2	$1,220.6	$2,639.8	$2,491.8
Operating income (loss)	$71.8	$(57.4)	$130.3	$0.8
Income (loss) before income taxes	$63.2	$(72.4)	$79.5	$(23.1)
Net income (loss)	$40.1	$(82.9)	$52.5	$(53.4)
NOTE 10. STOCKHOLDERS’ EQUITY
Share Repurchase
     In the six months ended July 2, 2010, the Company repurchased 1 million of its outstanding shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand. No repurchases were made during the three and six month period ended July 3, 2009.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
     In the second quarter of 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan consisting of 1.8 million shares of the Company’s common stock that may be issued. At the end of the second quarter of 2010, there were 2.3 million shares reserved for additional stock option awards or stock grants under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period. During the second quarter of 2010, the Company granted directors approximately 9,500 stock units with a grant-date fair value of $42.60.
     During the three and six months ended July 2, 2010, compensation expense associated with stock options and stock units was $4.2 million and $8.3 million, respectively. During the three and six months ended July 3, 2009, compensation expense associated with stock options and stock units was $3.9 million and $7.4 million, respectively.
NOTE 11. LEGAL CONTINGENCIES
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
NOTE 12. GOODWILL IMPAIRMENT IN 2009
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
     In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, when the Company experienced a more traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP during the second fiscal quarter of 2009.
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
     Segment information for the three and six months ended July 2, 2010 and July 3, 2009 was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Net sales:
North America	$984.6	$897.7	$1,882.0	$1,818.8
Europe	251.9	218.5	505.1	457.1
Emerging Markets	130.7	104.4	252.7	215.9

	$1,367.2	$1,220.6	$2,639.8	$2,491.8

Operating income (loss):
North America	$63.3	$41.3	$114.1	$91.4
Europe	(0.7)	(107.0)	(0.2)	(108.1)
Emerging Markets	7.5	7.0	13.2	14.9

	$70.1	$(58.7)	$127.1	$(1.8)

	July 2,	January 1,
	2010	2010
Total assets:
North America	$1,947.6	$1,869.7
Europe	552.5	545.5
Emerging Markets	278.3	256.5

	$2,778.4	$2,671.7

     The following tables presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended July 2, 2010 (in millions):

	Six Months Ended July 2, 2010
	North America	Europe(a)	Emerging Markets	Total
Balance as of January 1, 2010	$334.7	$12.3	$10.7	$357.7
Foreign currency translation	(0.2)	(1.1)	(0.5)	(1.8)

Balance as of July 2, 2010	$334.5	$11.2	$10.2	$355.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at January 1, 2010 and July 2, 2010.
NOTE 14. SUBSEQUENT EVENT
     On July 23, 2010, the Company’s primary operating subsidiary, Anixter Inc., renewed its accounts receivable securitization program for a new 364-day period ending in July of 2011. Specifically, the Company amended its Amended and Restated Receivables Purchase Agreement and its Amended and Restated Receivables Sale Agreement, both dated October 3, 2002. The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 115 basis points (previously CP plus 150 basis points). Unused capacity fees decreased from 75 to 85 basis points to 57.5 to 60 basis points. All other material terms and conditions remain unchanged.
     In August of 2010, the Company repurchased $11.8 million of accreted value of its Notes due 2014 for $14.4 million. Available cash was used to repurchase these notes. As a result of the repurchase, the Company recognized a pre-tax loss of $2.8 million, inclusive of $0.2 million of debt issuance costs that were written off.

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
     The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. During the first half of 2010, the Company generated $111.3 million of cash flow from operations, spent $10.1 million on capital expenditures, repurchased 1.0 million shares of common stock for $41.2 million and repurchased a portion of its 10% Senior Notes due 2014 (“Notes due 2014”) and Convertible Notes due 2033 (“Notes due 2033”) for a total of $150.8 million and $48.9 million, respectively. The repurchase of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million in the first quarter of 2010 while the repurchase of the Notes due 2033 resulted in a pre-tax gain of $0.8 million in the second quarter of 2010.

ANIXTER INTERNATIONAL INC.
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $299.0 million in available, committed, unused credit lines and has drawn $85.0 million of borrowings under its $200 million accounts receivable facility. The Company also has invested cash balances of $35.9 million at the end of the second quarter of 2010.
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
Cash Flow
     Net cash provided by operating activities was $111.3 million in the six months ended July 2, 2010 compared to $259.6 million in the corresponding period in 2009. The decrease in cash provided by operating activities is due to a substantial reduction in working capital requirements in the first half of 2009 resulting from significant sales declines in that period.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, decreased to $10.1 million in the six months ended July 2, 2010 from $12.2 million in the six months ended July 3, 2009. Capital expenditures are expected to be approximately $26.4 million in 2010 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and information system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash used for financing activities was $133.5 million in the six months ended July 2, 2010 compared to $199.9 million in the corresponding period in 2009. Using net cash generated from operations and net proceeds from borrowings of $95.5 million, during the first half of 2010, the Company repurchased 1.0 million shares of common stock for $41.2 million and a portion of its Notes due 2014 and Notes due 2033 for a total of $150.8 million and $48.9 million, respectively. The repurchase of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million in the first quarter of 2010 while the repurchase of the Notes due 2033 resulted in a pre-tax gain of $0.8 million in the second quarter of 2010. In the first quarter of 2009, the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs associated with the offering of $4.8 million). Using the proceeds from the prior year bond offering together with cash generated from operations, the Company reduced other borrowings by $380.5 million during the first half of 2009 (primarily short-term borrowings).
Financing
     As of July 2, 2010 and January 1, 2010, the Company’s short-term debt outstanding was $87.0 million and $8.7 million, respectively, and the Company’s long-term debt outstanding was $686.6 million and $821.4 million, respectively. As a result of the lower debt levels, the Company’s interest expense has declined in the second quarter and first half of 2010. The 6.3% average cost of debt in the second quarter was down from the 7.4% level of the first quarter of 2010 due to the previously mentioned debt repurchase in the second quarter, combined with the first quarter debt repurchase which occurred late in that quarter. The average interest rate is also lower than the 6.8% in the year ago quarter. At the end of the current quarter, approximately 86.6% of our outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts. At the end of the second quarter of 2010, the Company’s debt-to-total capital ratio was 43.1%. Over time, the Company expects to return to its targeted range of 45% to 50%.

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
     The daily sales improvement the Company first experienced in later weeks of the first quarter accelerated through mid June before leveling off. This improvement in daily sales rates was experienced in all geographic segments and most end markets. The Company’s backlog, consistent with historical patterns, continues to approximate four weeks of sales and a high percentage of orders continue to ship within 24 – 48 hours of receipt. So while the trends over the last four to five months have been positive, some uncertainty in the macroeconomic environment remains and there is no guarantee that these positive trends will continue for the remainder of 2010. Furthermore, the Company believes that a more significant improvement will require extended positive trends and an expansion of those macroeconomic trends to more fully include Europe.
Second Quarter 2010 Results of Operations
Consolidated Results of Operations

	Three Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$1,367.2	$1,220.6	12.0%
Gross profit	$313.0	$276.5	13.2%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$242.9	$235.2	3.2%
Operating income (loss)	$70.1	$(58.7)	nm

nm — not meaningful
     Net Sales: The Company’s net sales during the second quarter of 2010 increased $146.6 million, or 12.0% compared with the prior year quarter. Favorable effects of foreign exchange rates increased sales by $12.9 million and the increase in copper prices increased sales by $19.6 million in the second quarter of 2010 as compared to the year ago period. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $114.1 million, or approximately 9.3% in the second quarter of 2010 as compared to the prior year ago period. Excluding the decline in sales due to the Company’s decision to exit a customer contract which contributed $33.0 million of sales in the second quarter of 2009, organic sales increased by 12.4%. All geographic segments as well as all worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales growth.

ANIXTER INTERNATIONAL INC.
     Gross Margin: Gross margin increased in the second quarter of 2010 to 22.9% compared to 22.7% in the prior year quarter mainly due to a change in the mix of sales. More importantly, there has been a stabilizing trend in gross margin over the past several quarters, reflecting a fairly consistent mix of business by most geographic segments and end markets. The Company believes this trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. The effects of higher copper prices did not impact gross margin; however, they did increase gross profit dollars by $4.6 million in the second quarter of 2010 as compared to the prior year.
     Operating Expenses: Excluding the goodwill impairment of $100.0 million from the prior year, the Company reported a year-on-year increase in operating expenses of 3.2%, from $235.2 million in the year ago period to $242.9 million in the second quarter of 2010. The prior year second quarter results also include a severance charge of $5.7 million. Excluding the goodwill impairment, severance charge and $1.1 million negative impact of foreign currency effects, operating expenses increased $12.3 million, or 5.3% on a 12.4% increase in organic sales exclusive of the terminated customer contract. The current quarter increase in operating expenses reflects higher variable compensation related costs and variable costs associated with the increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.
     Operating Income: Operating income of $70.1 million increased in the second quarter of 2010 as compared to the operating loss of $58.7 million in the second quarter of 2009. Excluding last year’s goodwill impairment and severance charge, operating income for the prior year quarter was $47.0 million. The $23.1 million increase represented a 49.0% improvement year-on-year in operating income in the second quarter of 2010. The 5.1% operating margin in the current quarter compares to 3.9% in the year ago quarter after excluding the goodwill impairment and severance charge. Favorable foreign exchange rate changes and higher copper prices increased operating income by $1.5 million and $4.6 million, respectively.
     Interest Expense: Consolidated interest expense was $13.2 million and $17.3 million in the second quarter of 2010 and 2009, respectively. The decrease in interest expense was driven by both a lower average cost of debt and a lower debt level than in the year ago quarter. The Company’s average cost of debt was 6.3% in the second quarter of 2010 down from the 7.4% level of the first quarter of 2010 due to the repurchases of higher cost debt in the first half of 2010. The average interest rate is also lower than the 6.8% in the year ago quarter of 2009. At the end of the second quarter of 2010, approximately 86.6% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations at the end of the second quarter of 2010 and 2009:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(In millions)
Foreign exchange	$0.1	$(2.1)
Cash surrender value of life insurance policies	(0.3)	1.4
Settlement of interest rate swaps	—	(2.1)
Other	0.2	(0.5)

	$—	$(3.3)

ANIXTER INTERNATIONAL INC.
     Other income and expense included a pre-tax foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. This gain was offset by a comparable amount of foreign exchange losses and other expenses. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $2.1 million in the second quarter of 2009. Due to the stronger equity market performance in the second quarter of 2009, the value of Company-owned life insurance policies increased resulting in a gain of $1.4 million while, during the same period, the Company recorded an expense of $2.1 million due to the cancellation of interest rate hedge contracts.
     Income Taxes: During the current quarter, an effective tax rate of 40.0% resulted in income tax expense of $23.1 million compared to an effective tax rate of 50.4% (excluding the impact of impairment) resulting in $10.5 million of income tax expense in the year ago quarter. The higher prior year tax rate was primarily driven by lower levels of projected profits outside the U.S. and a higher level of unrealized tax loss benefits. At this point in the year, it is difficult to anticipate the impact that country level profitability will have on the full year effective tax rate. This will likely mean that the effective tax rate will remain volatile in the near term, thus making precise predictability of the rate difficult for the remainder of 2010.
     Net Income: For the second quarter of 2010, the Company reported net income of $34.6 million, or $0.98 per diluted share, compared to a loss of $89.8 million, or $2.53 per diluted share reported in the year ago period. These comparisons have been impacted by the following:
•	The current period foreign exchange gain in Venezuela of $2.1 million, or $0.8 million net of tax, increased the second quarter of 2010 net income per diluted share by $0.02.
•	The prior quarter impairment charge, severance charge and the loss on the interest rate hedge contracts reduced pre-tax income by a combined $107.8 million in the second quarter of 2009, or $105.4 million net of tax, which decreased net income per diluted share by $2.95.
After adjusting for these items, net income in the second quarter of 2010 would have been $33.8 million, or $0.96 per diluted share. This compares favorably to an adjusted second quarter of 2009 net income of $15.6 million, or $0.42 per diluted share.
North America Results of Operations

	Three Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$984.6	$897.7	9.7%
Gross profit	$225.7	$198.5	13.6%
Operating expenses	$162.4	$157.2	3.3%
Operating income	$63.3	$41.3	53.0%
     Net Sales: When compared to the second quarter of 2009, North America net sales in the second quarter of 2010 increased 9.7% to $984.6 million from $897.7 million. Excluding favorable effects of foreign exchange rate changes of $17.7 million and favorable effects of copper prices of $18.0 million, North America net sales were $948.9 million in the second quarter of 2010, which represents an increase of $51.2 million, or approximately 5.7%, as compared to the prior year ago quarter. Excluding the sales related to the Company’s decision to exit a customer contract, which contributed $31.4 million of sales in the second quarter of 2009, second quarter sales would have been $82.6 million favorable to the prior year ago quarter, representing organic growth of 9.5%.
     Gross Margin: Gross margin increased to 22.9% in the second quarter of 2010 from 22.1% in the second quarter of 2009 mainly due to the additional volume incentives generated from the sales growth. The effects of higher copper prices did not impact gross margin percentages; however, they did increase gross profit dollars by $3.8 million in the second quarter of 2010 compared to the corresponding period in the prior year.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses increased $5.2 million, or 3.3%, in the second quarter of 2010 from the year ago quarter. Foreign exchange rate changes increased operating expenses by $2.6 million in the current quarter while severance charges increased operating expenses by $4.4 million in the second quarter of 2009. Excluding foreign exchange and the severance charge, operating expenses increased $7.0 million, or 4.5%, primarily due to variable costs associated with the 9.5% organic growth in sales, excluding the terminated customer contract.
     Operating Income: The operating margin of 6.4% in the second quarter of 2010 compared to 5.1% in the second quarter of 2009, excluding the prior year severance charge in that quarter. Operating income increased by $17.6 million, or 38.2%, in the second quarter of 2010 as compared to the year ago quarter, also excluding the severance charge. Favorable foreign exchange rate changes and higher copper prices increased operating income by $1.1 million and $3.8 million, respectively.
Europe Results of Operations

	Three Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$251.9	$218.5	15.3%
Gross profit	$58.8	$52.4	12.1%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$59.5	$59.4	0.1%
Operating income (loss)	$(0.7)	$(107.0)	(99.3)%

nm — not meaningful
     Net Sales: When compared to the second quarter of 2009, Europe net sales increased 15.3% to $251.9 million in the second quarter of 2010, including $1.6 million due to higher copper prices. Unfavorable foreign exchange rates decreased net sales by $9.7 million in the second quarter of 2010. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $260.0 million in the second quarter of 2010, which represents an organic increase of $41.5 million, or approximately 19.1%, over the second quarter of 2009. This is primarily due to the increased manufacturing production in many industries allowing the Company to grow its sales in the OEM Supply market. This is the third consecutive quarter that the Company has seen encouraging signs of recovery in the OEM Supply end market.
     Gross Margin: Gross margin in the three months ended July 2, 2010 was 23.3% compared to 24.0% in the corresponding period in 2009. The decline in gross margin is primarily due to an unfavorable customer sales mix and effects of weaker local currencies on the value of dollar based cost of goods. The effects of higher copper prices increased gross profit dollars by $0.8 million in the second quarter of 2010 as compared to the corresponding period in the prior year.
     Operating Expenses: Excluding the goodwill impairment from the prior year, operating expenses increased $0.1 million, or 0.1%, in the second quarter of 2010 compared to the second quarter of 2009. Foreign exchange rate changes decreased operating expenses by $2.3 million in the second quarter of 2010 while severance charges increased operating expenses by $1.1 million in the second quarter of 2009. Excluding foreign exchange and the severance charge, operating expenses increased $3.5 million, or 5.8%, primarily due to variable costs associated with the 19.1% organic growth in sales in the second quarter.
     Operating Income: Excluding the goodwill impairment and severance charge from the prior year, Europe operating margin improved to a negative 0.3% from a negative 2.7% in the year ago quarter. This year on year improvement reflects the strong cost structure leverage from the 19.1% organic sales growth. Operating losses of $0.7 million in the second quarter of 2010 compared to operating losses of $5.9 million in the year ago period, excluding the goodwill impairment and severance charge. Copper prices decreased Europe’s operating loss by $0.8 million in the second quarter of 2010. Foreign exchange rate changes resulted in a favorable impact of $0.1 million on the operating loss during the second quarter of 2010.

ANIXTER INTERNATIONAL INC.
Emerging Markets Results of Operations

	Three Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$130.7	$104.4	25.1%
Gross profit	$28.5	$25.6	11.6%
Operating expenses	$21.0	$18.6	12.7%
Operating income	$7.5	$7.0	8.5%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2010 increased 25.1% to $130.7 million from $104.4 million in the second quarter of 2009. Excluding the favorable impact from changes in foreign exchange rates of $4.9 million, Emerging Markets net sales increased 20.3%. The increase in sales is primarily the result of an increase in enterprise cabling and OEM supply sales in the second quarter of 2010 as compared to the prior year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the three months ended July 2, 2010, Emerging Markets gross margin decreased to 21.8% from 24.4% in the corresponding period in 2009, primarily due to unfavorable product sales mix and lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in the current period sales to Venezuela are primarily dollar denominated.
     Operating Expenses: Operating expenses increased $2.4 million in the second quarter of 2010, or 12.7% compared to the second quarter of 2009. Foreign exchange rate changes increased operating expenses by $0.8 million as compared to the year ago period in 2009. Excluding the effects of foreign exchange rate changes, operating expenses increased 8.9% as compared to the prior year ago quarter.
     Operating Income: Emerging Markets operating income increased $0.5 million, or 8.5%, in the second quarter of 2010 compared to the second quarter of 2009. The impact of foreign exchange rates increased operating income by $0.3 million. Operating margin in the second quarter of 2010 was 5.8% compared to 6.7% in the corresponding period in the prior year.
Six Months Ended July 2, 2010 Results of Operations
Consolidated Results of Operations

	Six Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$2,639.8	$2,491.8	5.9%
Gross profit	$602.7	$569.8	5.8%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$475.6	$471.6	0.8%
Operating income	$127.1	$(1.8)	nm

nm — not meaningful

ANIXTER INTERNATIONAL INC.
     Net Sales: The Company’s net sales during the first half of 2010 increased $148.0 million, or 5.9% compared with the prior year period. Favorable effects of foreign exchange rates increased sales by $57.0 million and the increase in copper prices increased sales by $35.4 million in the first half of 2010 as compared to the year ago period. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $55.6 million in the first half of 2010, or approximately 2.2%, as compared to the prior year ago period. Excluding the decline in sales due to the Company’s decision to exit a customer contract, which contributed $64.7 million of sales in the first half of 2009, organic sales increased by 5.0% while all geographic segments and worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales growth.
     Gross Margin: Gross margin decreased in the six months ended July 2, 2010 to 22.8% compared to 22.9% in the prior year ago period mainly due to a change in the mix of sales. While the gross margin percentage reflects a year-on-year decline of 10 basis points, there has been a definitive stabilizing trend in gross margin over the past several quarters, reflecting a fairly consistent mix of business by geographic segments and end markets. The Company believes this trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. The effects of higher copper prices did not impact gross margin; however, they did increase gross profit dollars by $8.2 million in the first half of 2010 as compared to the prior year.
     Operating Expenses: Excluding the goodwill impairment of $100.0 million from the prior year, the Company reported a year-on-year increase in operating expenses of 0.8%, from $471.6 million in the year ago period to $475.6 million in the first half of 2010. The prior year results also include a severance charge of $5.7 million. Excluding the severance charge and $9.4 million negative impact of foreign currency effects in the first half of 2010, operating expenses increased slightly by $0.3 million compared to the 5.0% increase in organic sales. Operating expenses in the first half of 2010 reflect higher variable compensation related costs and variable costs associated with the increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.
     Operating Income: Operating income of $127.1 million increased in the first half of 2010 as compared to the operating loss of $1.8 million in the prior year. Excluding last year’s goodwill impairment and severance charge, operating income for the prior year period was $103.9 million. The $23.2 million increase represented a 22.3% improvement year-on-year in operating income. The 4.8% operating margin in the first half of 2010 compares to 4.2% in the year ago period after excluding the goodwill impairment and severance charge. Favorable foreign exchange rate changes and higher copper prices increased operating income by $3.0 million and $8.2 million, respectively.
     Interest Expense: Consolidated interest expense was $28.8 million and $31.8 million in the first half of 2010 and 2009, respectively. The decrease in interest expense was driven by lower debt levels offset by a higher average cost of debt on a year-to-date basis. While interest rates on approximately 86.6% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first half of 2010, the Company’s weighted-average cost of borrowings increased to 6.8% in the six months ended July 2, 2010 from 5.9% in the corresponding period in the prior year due to the higher costs associated with the Notes due 2014 issued in March of 2009 and lower average short-term borrowings, which have lower interest rates.

ANIXTER INTERNATIONAL INC.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations at the end of the six months ended July 2, 2010 and July 3, 2009:

	Six Months Ended
	July 2,	July 3,
	2010	2009
	(In millions)
Foreign exchange	$(1.2)	$(4.0)
Cash surrender value of life insurance policies	0.3	0.9
Settlement of interest rate swaps	—	(2.1)
Other	(0.2)	2.5

	$(1.1)	$(2.7)

     Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $3.3 million in the first half of 2010 compared to $4.0 million in the corresponding period in 2009. The foreign exchange losses for the six months ended July 2, 2010 were offset by a foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. Based on invested asset returns, the value of Company-owned life insurance policies increased $0.3 million in the first half of 2010 compared to $0.9 million in the corresponding period in 2009. In the first half of 2009, the Company recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale partially offset by an expense of $2.1 million due to the cancellation of interest rate hedge contracts.
     Income Taxes: The tax provision for the six months ended July 2, 2010 was $27.0 million as compared to $27.8 million in the corresponding period in the prior year. The Company’s effective tax rate in the six months ended July 2, 2010 was 40.0% and, excluding the impairment charge, the Company’s effective tax rate in the six months ended July 3, 2009 was 43.6%.
     Net Income: For the first half of 2010, the Company reported net income of $40.5 million, or $1.14 per diluted share, compared to a loss of $64.1 million, or a loss of $1.81 per diluted share reported in the year ago period. These comparisons have been impacted by the following:
•	The net pre-tax loss on the repurchase of debt in the first quarter of 2010 of $30.5 million, or $18.9 million net of tax, and the foreign exchange gain in Venezuela of $2.1 million, or $0.8 million net of tax. These items decreased the first half of 2010 net income per diluted share by $0.51.
•	The impairment charge, severance charge and the loss on the interest rate hedge contracts reduced pre-tax income in the first half of 2009 by a combined $107.8 million, or $105.4 million net of tax, which decreased net income per diluted share in the first half of 2009 by $2.94.
     After adjusting for these items, net income in the first half of 2010 would have been $58.6 million, or $1.65 per diluted share. This compares favorably to an adjusted first half of 2009 net income of $41.3 million, or $1.13 per diluted share.
North America Results of Operations

	Six Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$1,882.0	$1,818.8	3.5%
Gross profit	$430.6	$406.2	6.0%
Operating expenses	$316.5	$314.8	0.5%
Operating income	$114.1	$91.4	24.8%

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the first half of 2009, North America net sales in the six months ended July 2, 2010 increased 3.5% to $1,882.0 million from $1,818.8 million. Excluding favorable effects of foreign exchange rate changes of $39.2 million and favorable effects of copper prices of $32.0 million, North America net sales were $1,810.8 million in the first half of 2010, which represents a decrease of $8.0 million, or approximately 0.4%, as compared to the prior year ago period. Excluding the sales related to the Company’s decision to exit a customer contract of $61.5 million in the first half of 2009, sales in the first half of 2010 increased organically by 3.0%.
     Gross Margin: Gross margin increased to 22.9% in the first half of 2010 from 22.3% in the first half of 2009 mainly due to additional volume incentives and lower provisions for excess and obsolete inventory. The effects of higher copper prices did not impact gross margin percentages; however, they did increase gross profit dollars by $6.5 million in the first half of 2010 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $1.7 million, or 0.5%, in the first half of 2010 from the year ago period. Foreign exchange rate changes increased operating expenses by $6.0 million in the first half of 2010 while severance charges increased operating expenses by $4.4 million in the corresponding period in 2009. Excluding foreign exchange and the severance charge, operating expenses were flat as compared to the prior year ago period as higher variable costs associated with the 3.0% organic sales (excluding the terminated customer contract) were offset by last year’s cost reduction initiatives.
     Operating Income: Excluding the severance charge in the prior year of $4.4 million, operating income increased by $18.3 million, or 19.0%, in the first half of 2010 as compared to the year ago period. Operating margin was 6.1% in the first half of 2010 compared to 5.3% in the first half of 2009, excluding the severance. Favorable foreign exchange rate changes and higher copper prices increased operating income by $2.3 million and $6.5 million, respectively.
Europe Results of Operations

	Six Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$505.1	$457.1	10.5%
Gross profit	$118.3	$111.5	6.0%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$118.5	$119.6	(1.0)%
Operating income (loss)	$(0.2)	$(108.1)	(99.8)%

nm — not meaningful
     Net Sales: When compared to the first half of 2009, Europe net sales increased 10.5% to $505.1 million in the first half of 2010, including $6.0 million due to favorable foreign exchange rate changes and $3.4 million due to higher copper prices. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $495.7 million in the first half of 2010, which represents an organic increase of $38.6 million, or approximately 8.5%, over the first half of 2009. As a result of the increased manufacturing production in many industries, the Company was able to grow its sales in the OEM Supply market and offset organic sales declines in the wire and cable end market.
     Gross Margin: Gross margin in the six months ended July 2, 2010 was 23.4% compared to 24.4% in the corresponding period in 2009. The decline in gross margin is primarily due to an unfavorable customer sales mix and effects of weaker local currencies on the value of dollar based cost of goods. Higher copper prices increased gross profit dollars by $1.7 million in the first half of 2010 as compared to the corresponding period in the prior year.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Excluding the goodwill impairment from the prior year, operating expenses decreased $1.1 million, or 1.0%, in the first half of 2010 compared to the first half of 2009. Foreign exchange rate changes increased operating expenses by $1.4 million in the first half of 2010 while severance charges increased operating expenses by $1.1 million in the first half of 2009. Excluding the foreign exchange impact and the severance charge, operating expenses decreased $1.4 million, or 1.3% primarily due to the benefits of cost reduction actions taken in 2009.
     Operating Income: Excluding the goodwill impairment and severance charge from the prior year, Europe operating margin improved from a negative 1.5% in the first half of 2009 to a slight negative in the first half of 2010. This year-on-year improvement reflects the cost structure leverage from the 8.5% organic sales growth. Operating losses of $0.2 million in the first half of 2010 compared to operating losses of $7.0 million in the year ago period, excluding the goodwill impairment and severance charge. Copper prices decreased Europe’s operating loss by $1.7 million in the first half of 2010. Favorable foreign exchange rate changes decreased the operating loss by $0.1 million during the first half of 2010.
Emerging Markets Results of Operations

	Six Months Ended
	July 2,	July 3,	Percent
	2010	2009	Change
	(In millions)
Net sales	$252.7	$215.9	17.0%
Gross profit	$53.8	$52.1	3.4%
Operating expenses	$40.6	$37.2	9.3%
Operating income	$13.2	$14.9	(11.1)%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first half of 2010 increased 17.0% to $252.7 million from $215.9 million in the first half of 2009. Excluding the favorable impact from changes in foreign exchange rates of $11.8 million, Emerging Markets net sales increased 11.6%. The increase in sales is primarily the result of an increase in OEM supply sales over the prior year ago period as well as higher enterprise cabling sales as a result of more project activity in the first half of 2010 as compared to the first half of 2009. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the six months ended July 2, 2010, Emerging Markets gross margin decreased to 21.3% from 24.1% in the corresponding period in 2009, primarily due to unfavorable product sales mix and lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in the current period sales to Venezuela are primarily dollar denominated.
     Operating Expenses: Operating expenses increased $3.4 million in the first half of 2010, or 9.3% compared to the first half of 2009. Foreign exchange rate changes increased operating expenses by $2.0 million as compared to the year ago period in 2009. Excluding the effects of foreign exchange rate changes, operating expenses increased $1.4 million, or 4.2%, as compared to the prior year ago period.
     Operating Income: Emerging Markets operating income decreased $1.7 million, or 11.1%, in the first half of 2010 compared to the first half of 2009. The impact of foreign exchange rates increased operating income by $0.6 million. Operating margin in the first half of 2010 was 5.2% compared to 6.9% in the corresponding period in the prior year.

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
     The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in “Other income (expense)” in the Company’s Condensed Consolidated Statements of Operations. During periods of volatility in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.
Foreign Exchange Risk
     The Company’s foreign currency-denominated sales were 33% and 36% in the second quarter of 2010 and 2009, respectively. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
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
     The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. At July 2, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $203.7 million and $198.3 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have decreased the value of foreign currency forward contracts by $21.4 million at the end of the second quarter of 2010 and fiscal 2009.

ANIXTER INTERNATIONAL INC.
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
     Historically, the Company utilized the parallel market (which involves using bolivars to purchase Venezuelan securities and then swap those securities for USD denominated investments) to obtain USD to settle USD liabilities. The use of this parallel market resulted in unfavorable foreign exchange rates as compared with the official rate in Venezuela. In December of 2009, the Venezuela operations remitted cash to its U.S. parent using the parallel market, resulting in a $4.8 million realized pre-tax foreign exchange loss.
     At the end of 2009, as a result of the factors that led to increased usage of the parallel market, including the December cash remittance to the parent, the Company re-evaluated its historical practice of remeasuring bolivar-denominated monetary assets (primarily cash and accounts receivable) into USD using the official exchange rate for financial reporting purposes. The Company determined that due to the change of circumstances described above, and the expected continued use of the parallel market for repatriating cash from Venezuela, use of the parallel rate for remeasurement purposes was most appropriate. The result of using the unfavorable parallel exchange rate to remeasure these assets was a $9.0 million pre-tax loss recorded during the fourth quarter of 2009.
     In May of 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, the Company is limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was 5.3 bolivars to one U.S. dollar at July 2, 2010. As a result, during the second quarter of 2010, the Company recorded a pre-tax foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system.

ANIXTER INTERNATIONAL INC.
Interest Rate Risk
     The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At July 2, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income, net of associated deferred taxes. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at July 2, 2010 or January 1, 2010. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse changes would have increased interest expense by $0.2 million and $0.3 million in the first half of 2010 and 2009, respectively.
Fair Market Value of Debt Instruments
     The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
     The carrying value of the Company’s nonconvertible fixed rate debt (specifically, Notes due 2015 and Notes due 2014) was $242.2 million and $363.5 million at July 2, 2010 and January 1, 2010, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $244.9 million and $381.5 million at July 2, 2010 and January 1, 2010, respectively. The decline in the carrying value and the estimated fair value of the Company’s nonconvertible fixed rate debt is due to the repurchase of a portion of the Notes due 2014 in the first quarter of 2010. The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 2.5% and 2.8% at July 2, 2010 and at January 1, 2010, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed rate debt would increase by 2.5% and 2.8% at July 2, 2010 and at January 1, 2010, respectively.
     The carrying value of the Company’s outstanding convertible fixed rate debt (specifically, Notes due 2013 and Notes due 2033) was $342.2 million at July 2, 2010 and $361.8 million at January 1, 2010. As the Company’s outstanding convertible fixed rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $388.6 million at July 2, 2010 from $465.7 million at January 1, 2010. The decline in the estimated fair value of the Company’s convertible debt is due to the repurchase of a portion of the Notes due 2033 in the second quarter of 2010 and the decrease in the Company’s stock price. A hypothetical 10% increase in the price of the Company’s common stock from the price at July 2, 2010 and January 1, 2010 would have increased the fair value of its then outstanding convertible debt by $38.9 million and $46.6 million, respectively.

ANIXTER INTERNATIONAL INC.
     Changes in the fair market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure.
     See Note 6. “Derivative Instruments and Hedging Activities” (“Interest rate agreements” and “Foreign currency forward contracts”) and Note 7. “Fair Value Measurements” in the Notes to the condensed consolidated financial statements for further detail on interest rate agreements and outstanding debt obligations.

ITEM 4.	CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of July 2, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2010. There was no change in the Company’s internal control over financial reporting that occurred during the three and six months ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     Information regarding legal proceedings is contained in Note 11. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
     There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended January 1, 2010, as filed with the Securities and Exchange Commission on February 26, 2010.

ITEM 6.	EXHIBITS.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010 and July 3, 2009, (ii) the Condensed Consolidated Balance Sheets at July 2, 2010 and January 1, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010 and July 3, 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended July 2, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

August 6, 2010	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

August 6, 2010	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer