Form 10-Q
period 2010-10-01
ANIXTER INTERNATIONAL INC
filed 2010-11-05
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
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
Yes ☐ No ☑
     At October 28, 2010, 33,941,704 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions, except per share amounts)	2010	2009	2010	2009
Net sales	$1,397.9	$1,273.0	$4,037.7	$3,764.8
Cost of goods sold	1,073.2	984.8	3,110.3	2,906.8

Gross profit	324.7	288.2	927.4	858.0

Cost of operations:
Operating expenses	247.2	229.8	722.8	701.4
Goodwill impairment	—	—	—	100.0

Total operating expenses	247.2	229.8	722.8	801.4

Operating income	77.5	58.4	204.6	56.6
Other (expense) income:
Interest expense	(12.5)	(17.4)	(41.3)	(49.2)
Net (loss) gain on retirement of debt	(2.7)	1.2	(32.4)	1.2
Other, net	1.5	(0.5)	0.4	(3.2)

Income before income taxes	63.8	41.7	131.3	5.4
Income tax expense	27.3	19.6	54.3	47.4

Net income (loss)	$36.5	$22.1	$77.0	$(42.0)

Net income (loss) per share:
Basic	$1.07	$0.63	$2.26	$(1.19)
Diluted	$1.03	$0.61	$2.17	$(1.19)
Dividend declared per common share	$3.25	$—	$3.25	$—
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	January 1,
	2010	2010
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.2	$111.5
Accounts receivable (less allowances of $24.9 and $25.7 in 2010 and 2009, respectively)	1,086.7	941.5
Inventories	981.2	918.8
Deferred income taxes	49.2	47.5
Other current assets	32.3	31.7

Total current assets	2,215.6	2,051.0
Property and equipment, at cost	288.9	279.5
Accumulated depreciation	(203.5)	(192.0)

Net property and equipment	85.4	87.5
Goodwill	358.3	357.7
Other assets	167.8	175.5

	$2,827.1	$2,671.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$675.1	$505.4
Dividend payable	111.7	—
Accrued expenses	189.0	155.9
Short-term debt	76.9	8.7

Total current liabilities	1,052.7	670.0
Long-term debt	650.7	821.4
Other liabilities	155.6	156.2

Total liabilities	1,859.0	1,647.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,111,834 and 34,700,481 shares issued and outstanding in 2010 and 2009, respectively	34.1	34.7
Capital surplus	237.8	225.1
Retained earnings	742.7	819.6
Accumulated other comprehensive loss:
Foreign currency translation	8.6	3.4
Unrecognized pension liability	(53.2)	(56.8)
Unrealized loss on derivatives, net	(1.9)	(1.9)

Total accumulated other comprehensive loss	(46.5)	(55.3)

Total stockholders’ equity	968.1	1,024.1

	$2,827.1	$2,671.7

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Operating activities:
Net income (loss)	$77.0	$(42.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (gain) on retirement of debt	32.4	(1.2)
Goodwill impairment	—	100.0
Depreciation	16.9	18.1
Accretion of debt discount	14.3	15.8
Stock-based compensation	12.5	11.4
Deferred income taxes	12.4	(4.3)
Amortization of intangible assets	8.6	10.0
Amortization of deferred financing costs	2.1	2.1
Excess income tax benefit from employee stock plans	(2.4)	—
Changes in current assets and liabilities, net	(9.7)	285.8
Other, net	1.4	(2.1)

Net cash provided by operating activities	165.5	393.6
Investing activities:
Capital expenditures, net	(15.4)	(17.5)
Acquisition of businesses, net of cash acquired	—	(0.3)

Net cash used in investing activities	(15.4)	(17.8)
Financing activities:
Proceeds from borrowings	634.5	314.4
Repayment of borrowings	(575.2)	(713.4)
Retirement of Notes due 2014	(165.5)	—
Retirement of Convertible Notes due 2033 — debt component	(31.1)	(13.4)
Retirement of Convertible Notes due 2033 — equity component	(23.5)	(5.6)
Purchases of common stock for treasury	(41.2)	(34.9)
Proceeds from stock options exercised	4.5	1.2
Deferred financing costs	(0.3)	(6.7)
Excess income tax benefit from employee stock plans	2.4	—
Proceeds from issuance of Notes due 2014	—	185.2
Other	—	(0.3)

Net cash used in financing activities	(195.4)	(273.5)

(Decrease) increase in cash and cash equivalents	(45.3)	102.3
Cash and cash equivalents at beginning of period	111.5	65.3

Cash and cash equivalents at end of period	$66.2	$167.6

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
     Recently issued and adopted accounting pronouncements: In June 2009, the Financial Accounting Standard Board (“FASB”) issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The new accounting guidance was effective for annual reporting periods that begin after November 15, 2009 and for interim periods within that first annual reporting period. The new accounting guidance did not have any impact on the Company’s condensed consolidated financial statements in the third quarter of 2010.
     In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements. The new guidance requires new disclosures relating to significant transfers between Level 1 and 2 of the fair value hierarchy and, for Level 3 fair value measurements, disclosures regarding purchases, sales, issuances and settlements. The guidance also clarifies existing disclosures about inputs and valuation techniques and the appropriate level of disaggregation of assets and liabilities for which fair values are provided. The Company has provided these disclosures in Note 7. “Fair Value Measurements” in the notes to the condensed consolidated financial statements. The Company does not have any Level 3 fair value measurements under the fair value hierarchy as of October 1, 2010.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2010	2009	2010	2009
Net income (loss)	$36.5	$22.1	$77.0	$(42.0)
Foreign currency translation	18.2	14.2	5.2	42.2
Changes in unrealized pension cost	0.5	0.6	3.6	1.3
Changes in fair market value of derivatives(a)	0.3	0.2	—	0.7

Comprehensive income	$55.5	$37.1	$85.8	$2.2

(a)	2009 includes $1.7 million, net of tax of $0.7 million, reclassified to earnings primarily related to the settlement of interest rate swaps.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In millions, except per share data)	2010	2009	2010	2009
Basic Income (Loss) per Share:
Net income (loss)	$36.5	$22.1	$77.0	$(42.0)

Weighted-average common shares outstanding	34.0	34.9	34.1	35.3

Net income (loss) per basic share	$1.07	$0.63	$2.26	$(1.19)

Diluted Income (Loss) per Share:
Net income (loss)	$36.5	$22.1	$77.0	$(42.0)

Weighted-average common shares outstanding	34.0	34.9	34.1	35.3
Effect of dilutive securities:
Stock options and units	0.5	0.5	0.5	—
Convertible notes due 2033	0.9	0.8	0.9	—

Weighted-average common shares outstanding	35.4	36.2	35.5	35.3

Net income (loss) per diluted share	$1.03	$0.61	$2.17	$(1.19)
     The Company’s $300 million convertible notes due 2013 (“Notes due 2013”) are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The Company’s average stock price for the three and nine months ended October 1, 2010 and October 2, 2009 did not exceed the conversion price of $63.48 and, therefore, the Notes due 2013 were antidilutive for all of these periods. The conversion rate and the conversion price of the Notes due 2013 were adjusted in October 2010 to reflect the special dividend. For further information regarding these adjustments, see Note 5 “Debt.”
     The Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. As a result of the conversion value exceeding the average accreted principal value during the three and nine months ended October 1, 2010, the Company included 0.9 million additional shares for both periods related to the Notes due 2033 in the diluted weighted-average common shares outstanding. As a result of the conversion value exceeding the average accreted principal value during the three months ended October 2, 2009, 0.8 million additional shares were included in the diluted weighted-average common shares outstanding. However, during the nine months ended October 2, 2009, 0.7 million additional shares were excluded from the computation of diluted earnings per share, because they would have been antidilutive. The conversion rate of the Notes due 2033 was adjusted in October 2010 to reflect the special dividend. For further information regarding these adjustments, see Note 5 “Debt.”
     In both the three and nine months ended October 1, 2010, 0.5 million additional shares were included in the computation of diluted earnings per share because the effect of these common stock equivalents were dilutive during the periods presented. In the three months ended October 2, 2009, 0.5 million additional shares were included in the computation of diluted earnings per share because the effect of these common stock equivalents were dilutive during this period. Conversely, as a result of a net loss in the nine months ended October 2, 2009, 0.5 million additional shares were excluded from the computation of diluted earnings per share because they would have been antidilutive.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In the three and nine months ended October 1, 2010, the Company issued 0.1 million and 0.4 million shares, respectively, due to stock option exercises and vesting of stock units. In the three and nine months ended October 2, 2009, the Company issued 0.1 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units.
NOTE 4. INCOME TAXES
     During the current quarter, an effective tax rate of 42.8% resulted in income tax expense of $27.3 million, compared to an effective tax rate of 47.1% resulting in $19.6 million of income tax expense in the year ago quarter. The current quarter tax rate reflects a revised full year 2010 tax rate of 41.4% versus the previous estimate of 40.0%. The variability in the rate in both years is primarily driven by income dispersion by geography.
     During the nine months ended October 1, 2010, an effective tax rate of 41.4% resulted in income tax expense of $54.3 million. This compares to $47.4 million of income tax expense in the corresponding period in the prior year, or an effective tax rate of 45.0%, exclusive of the pre-tax effects of a $100.0 million goodwill impairment charge, which had no associated tax benefits.
     The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate referenced for the above periods is primarily due to state income taxes and foreign income taxes.
NOTE 5. DEBT
     At October 1, 2010, the Company’s total debt outstanding was $727.6 million as compared to $830.1 million at January 1, 2010. The Company’s weighted-average cost of borrowings was 6.1% and 7.7% for the three months ended October 1, 2010 and October 2, 2009, respectively, and 6.6% and 6.4% for the nine months ended October 1, 2010 and October 2, 2009, respectively.
Convertible Notes and Special Dividend
     Prior to the declaration of the special dividend in the third quarter of 2010 (see Note 10. “Stockholders’ Equity”), the Notes due 2013 were convertible, at the holders’ option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share. As a result of the payment of the special dividend in October 2010, the conversion rate and conversion price were adjusted. Beginning in October 2010, holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares compared to 4.7 million shares before the adjustment. The conversion price of $63.48 was adjusted to $59.78 per share.
     In periods in which the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of the third quarter of 2010, the Notes due 2013 are not currently convertible.
     In connection with the Notes due 2013 issuance in February 2007, the Company paid $88.8 million ($54.7 million net of tax) for a call option that initially covered 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the declaration of the special dividend during the third quarter of 2010, the purchased call option had an exercise price $63.48. As a result of the special dividend, this price was adjusted to $59.78 per share and the shares related to the call option were adjusted to 5.0 million shares.
     Concurrently with purchasing the call option, the Company sold to the counterparty for $52.0 million a warrant to purchase 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the declaration of the special dividend during the third quarter of 2010, the sold warrant had an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. As a result of the special dividend, this price was adjusted to $77.98 per share and the shares related to the warrant were adjusted to 5.0 million shares.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At the end of the third quarter of 2010, the Notes due 2033 have an aggregate principal amount at maturity of $162.7 million and an accreted value of $78.2 million. The principal amount at maturity of each Note due 2033 is $1,000. Holders may surrender these securities for conversion if the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. In periods in which the Notes due 2033 are convertible, any conversion will be settled in cash up to the principal amount, and any excess of the accreted principal amount will be settled in common stock. Based on the Company’s stock price at the end of the third quarter of 2010, the Notes due 2033 are currently convertible.
     The accreted conversion price per share as of any day will equal the initial principal amount of this security plus the accrued issue discount to that day, divided by the conversion rate on that day. Prior to the payment of the special dividend in October 2010, holders of the Notes due 2033 could convert each Note into 15.067 shares of the Company’s common stock for which the Company had reserved 2.2 million of its authorized shares. As a result of the payment of the special dividend in October 2010, the conversion rate was adjusted to 16.023 shares and the Company has now reserved 2.3 million of its authorized shares.
     For further information regarding the special dividend, see Note 10. “Stockholders’ Equity.”
Repurchases of Debt
     During the nine months ended October 1, 2010, the Company retired $133.7 million of accreted value of its 10% Senior Notes due 2014 (“Notes due 2014”) for $165.5 million. Available cash and other borrowings were used to retire these notes. As a result of the retirements, the Company recognized a pre-tax loss for the three and nine months ended October 1, 2010 of $2.8 million and $33.3 million, respectively, inclusive of $0.2 million and $2.7 million, respectively, of debt issuance costs that were written off and $0.3 million of fees associated with the repurchase.
     During the nine months ended October 1, 2010, the Company repurchased a portion of the Notes due 2033 for $63.0 million of which $8.4 million was accrued at the end of the third quarter. Available cash and other borrowings were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $36.8 million, recorded a reduction in equity of $16.8 million (reflecting the fair value of the conversion option at the time of repurchase) and reduced deferred tax liabilities by $10.3 million. The repurchases resulted in the recognition of a pre-tax gain for the three and nine months ended October 1, 2010 of $0.1 million and $0.9 million, respectively.
Other
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $321.8 million in available, committed, unused credit lines and, at October 1, 2010 has drawn $75.0 million of borrowings under its $200 million accounts receivable facility.
     The Company may redeem its Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2033 at various prices on certain future dates beginning July 7, 2011. The Company is required to pay the purchase price in cash. The Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the notes were convertible at the October 1, 2010, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at October 1, 2010.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On July 23, 2010, the Company’s primary operating subsidiary, Anixter Inc., renewed its accounts receivable securitization program for a new 364-day period ending in July of 2011. Specifically, the Company amended its Amended and Restated Receivables Purchase Agreement and its Amended and Restated Receivables Sale Agreement, both dated October 3, 2002. The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 115 basis points (previously CP plus 150 basis points). Unused capacity fees decreased from a range of 75 to 85 basis points to a range of 57.5 to 60 basis points. All other material terms and conditions remain unchanged.
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
     As of January 1, 2010, the Company had three interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 50 million (two Euro 25 million agreements). During the third quarter of 2010, one of the two Euro swap agreements matured and related borrowings were retired. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreement obligates the Company to pay a fixed rate through November 2011.
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
     At October 1, 2010 and January 1, 2010, forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statement of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. The impact of these foreign currency forward contracts, net of the offsetting transaction gain/loss recorded on the foreign currency denominated accounts, on the income statement was insignificant for the three and nine month periods ended October 1, 2010 and October 2, 2009. At October 1, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $234.7 million and $198.3 million, respectively.
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
     The Company’s fixed-rate debt primarily consists of nonconvertible and convertible debt as follows:
•	Nonconvertible fixed-rate debt consisting of the Company’s $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”) and Notes due 2014.

•	Convertible fixed-rate debt consisting of the Company’s Notes due 2013 and Notes due 2033.
     At October 1, 2010, the Company’s carrying value of its fixed-rate debt was $569.0 million as compared to $725.3 million at January 1, 2010. The estimated fair market value of the Company’s fixed-rate debt at October 1, 2010 and January 1, 2010 was $683.3 million and $847.2 million, respectively. The decline in the carrying value and estimated fair market value is due to the repurchase of a portion of the Notes due 2014 in the first and third quarters of 2010 and the repurchase of the Notes due 2033 in the second and third quarters of 2010.
     Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At October 1, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at October 1, 2010 or January 1, 2010.
     The fair value of the Company’s foreign currency forward contracts were not significant at October 1, 2010 or January 1, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009	2010	2009
Service cost	$1.5	$1.7	$1.2	$1.3	$2.7	$3.0
Interest cost	2.9	2.7	2.5	2.0	5.4	4.7
Expected return on plan assets	(2.7)	(2.4)	(2.2)	(1.9)	(4.9)	(4.3)
Net amortization	0.9	0.9	0.1	—	1.0	0.9

Net periodic cost	$2.6	$2.9	$1.6	$1.4	$4.2	$4.3

	Nine Months Ended
	Domestic		Foreign		Total
	October 1,	October 2,	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009	2010	2009
Service cost	$4.6	$5.0	$3.5	$3.1	$8.1	$8.1
Interest cost	8.7	8.2	7.4	6.0	16.1	14.2
Expected return on plan assets	(8.1)	(7.4)	(6.7)	(5.6)	(14.8)	(13.0)
Net amortization	2.6	2.8	0.5	(0.1)	3.1	2.7

Net periodic cost	$7.8	$8.6	$4.7	$3.4	$12.5	$12.0

NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	January 1,
	2010	2010
	(Unaudited)
Assets:
Current assets	$2,213.9	$2,047.5
Property, equipment and capital leases, net	100.9	103.8
Goodwill	358.3	357.7
Other assets	165.7	172.8

	$2,838.8	$2,681.8

Liabilities and Stockholder’s Equity:
Current liabilities	$931.4	$666.7
Subordinated notes payable to parent	5.0	3.5
Long-term debt	330.7	478.8
Other liabilities	153.8	156.2
Stockholder’s equity	1,417.9	1,376.6

	$2,838.8	$2,681.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net sales	$1,397.9	$1,273.0	$4,037.7	$3,764.8
Operating income	$78.6	$60.0	$208.9	$60.8
Income before income taxes	$69.9	$46.5	$149.4	$23.4
Net income (loss)	$35.6	$26.9	$88.1	$(26.5)
NOTE 10. STOCKHOLDERS’ EQUITY
Share Repurchase
     In both the nine months ended October 1, 2010 and October 2, 2009, the Company repurchased 1.0 million of its outstanding shares at an average cost of $41.24 and $34.95 per share, respectively. Purchases were made in the open market using available cash on hand and available borrowings.
Stock-Based Compensation
     In the second quarter of 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan consisting of 1.8 million shares of the Company’s common stock. At the end of the third quarter of 2010, there were 2.3 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period. During the third quarter of 2010, the Company granted directors approximately 7,428 stock units with a grant-date fair value of $53.99.
     During the three and nine months ended October 1, 2010, compensation expense associated with stock options and stock units was $4.2 million and $12.5 million, respectively. During the three and nine months ended October 2, 2009, compensation expense associated with stock options and stock units was $4.0 million and $11.4 million, respectively.
Special Dividend
     On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share, or approximately $113.7 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the third quarter of 2010 and paid October 28, 2010 to shareholders of record on October 15, 2010.
     In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $43.88 to $41.16, and the number of outstanding options increased from 1.3 million to 1.4 million. In addition, the dividend will be paid to holders of stock units upon vesting of the units. These changes resulted in no additional compensation expense.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The conversion rates of the Notes due 2033 and Notes due 2013 were adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 16.023 shares, compared to 15.067 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 2.3 million of its authorized shares, compared to 2.2 million shares before adjustment. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before adjustment.
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
     On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon is seeking damages of approximately $26 million. The arbitration hearing concluded on October 22, 2010 and the Company expects the arbitration panel will render its decision by year-end. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.
     On September 11, 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its chief financial officer. On November 18, 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. On January 6, 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. On April 19, 2010, the Company filed a motion to dismiss the complaint and is awaiting the court’s decision. The Company and the other defendants intend to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
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
     In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, and the Company did not experience the traditional pattern of sequential growth from the first to the second quarter, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP during the second fiscal quarter of 2009.
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
     The Company performed its 2010 annual impairment analysis during the third quarter of 2010 and currently expects the carrying amount of remaining goodwill to be fully recoverable.

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
     Segment information for the three and nine months ended October 1, 2010 and October 2, 2009 and as of October 1, 2010 and January 1, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net sales:
North America	$1,007.0	$921.5	$2,889.0	$2,740.3
Europe	247.2	219.8	752.3	676.9
Emerging Markets	143.7	131.7	396.4	347.6

	$1,397.9	$1,273.0	$4,037.7	$3,764.8

Operating income (loss):
North America	$70.3	$53.6	$184.4	$145.0
Europe	(1.9)	(5.1)	(2.1)	(113.2)
Emerging Markets	9.1	9.9	22.3	24.8

	$77.5	$58.4	$204.6	$56.6

	October 1,	January 1,
	2010	2010
Total assets:
North America	$1,942.6	$1,869.7
Europe	581.7	545.5
Emerging Markets	302.8	256.5

	$2,827.1	$2,671.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended October 1, 2010 (in millions):

	Nine Months Ended October 1, 2010
	North America	Europe(a)	Emerging Markets	Total
Balance as of January 1, 2010	$334.7	$12.3	$10.7	$357.7
Foreign currency translation	0.3	(0.4)	0.7	0.6

Balance as of October 1, 2010	$335.0	$11.9	$11.4	$358.3

(a)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at January 1, 2010 and October 1, 2010.
NOTE 14. SUBSEQUENT EVENTS
     On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share, or approximately $113.7 million, as a return of excess capital to shareholders. On October 28, 2010, the Company paid $111.0 million of the dividend to shareholders of record as of October 15, 2010 with the remaining balance to be paid to holders of employee stock units on the future vesting dates of those units.
     In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $43.88 to $41.16, and the number of outstanding options increased from 1.3 million to 1.4 million. In addition, the dividend will be paid to holders of stock units upon vesting of the units. These changes resulted in no additional compensation expense.
     The conversion rates of the Notes due 2033 and Notes due 2013 were adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 16.023 shares, compared to 15.067 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 2.3 million of its authorized shares, compared to 2.2 million shares before adjustment. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before adjustment.
     In October and November 2010, the Company repurchased a portion of its Notes due 2033 for $23.8 million. Available borrowings under the Company’s long-term revolving credit facility were used to repurchase these notes. As a result of the repurchases, the Company reduced the accreted value of debt by $13.3 million, recorded a reduction in equity of $6.7 million (reflecting the fair value of the conversion option at the time of the repurchases) and reduced deferred tax liabilities by $4.1 million. The repurchases resulted in the recognition of a pre-tax gain of $0.3 million in the fourth quarter of fiscal 2010.

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
     The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. The Company’s strong cash generation through the first three quarters of 2010 allowed it to support the working capital needs associated with the growth in sales, continue deleveraging the balance sheet and return capital to shareholders through a combination of share repurchases and a special dividend. The special dividend announced during the quarter was $3.25 per share payable on October 28, 2010 to shareholders of record on October 15, 2010. During the nine months ended October 1, 2010, the Company generated $165.5 million of cash flow from operations, spent $15.4 million on capital expenditures, repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Senior Notes due 2014 (“Notes due 2014”) and Convertible Notes due 2033 (“Notes due 2033”) for a total of $220.1 million. The retirement of the Notes due 2014 and Notes due 2033 resulted in the recognition of a pre-tax loss of $32.4 million in the nine months ended October 1, 2010.

ANIXTER INTERNATIONAL INC.
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $321.8 million in available, committed, unused credit lines and has drawn $75.0 million of borrowings under its $200 million accounts receivable facility.
     With a quarter-end cash balance of $66.2 million and available credit lines and an expectation of continuing positive cash flow in 2010, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares, Notes due 2033 or other outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the significantly reduced leverage on the balance sheet better positions the Company to effectively capitalize on the improved economic environment as well as acquisition opportunities when they become available.
     The Company continues to regard its strong financial position and significant liquidity as important differentiators from many companies in today’s still difficult market, as they provide the Company with financial flexibility to adjust quickly to new market realities, fund investment in crucial long-term growth initiatives and allow it to capitalize quickly on the eventual market rebound. The Company continues to be cautious and anticipates that the economic recovery that began in the second half of 2009 will be less robust than the experience of other recent past recession recoveries. As such, the Company will balance its focus on sales and earnings growth with continued efforts in cost control and working capital management.
Cash Flow
     Net cash provided by operating activities was $165.5 million in the nine months ended October 1, 2010 compared to $393.6 million in the corresponding period in 2009. The decrease in cash provided by operating activities compared to the prior year period is due to the change in working capital requirements to support growth in the current year compared to the reduction in working capital requirements in the first nine months of 2009 resulting from significant sales declines in that period.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, decreased to $15.4 million in the nine months ended October 1, 2010 from $17.8 million in the nine months ended October 2, 2009. Capital expenditures are expected to be approximately $22.5 million in 2010 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe and information system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash used for financing activities was $195.4 million in the nine months ended October 1, 2010 compared to $273.5 million in the corresponding period in 2009. Using net cash generated from operations, short term borrowings under the accounts receivable securitization facility and net proceeds from other borrowings, during the nine months ended October 1, 2010, the Company repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Notes due 2033 and Notes due 2014 for a total of $220.1 million. The retirement of debt resulted in the recognition of a pre-tax loss of $32.4 million in the nine months ended October 1, 2010. In the corresponding period of the prior year, the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs of $4.8 million associated with the offering). Using the proceeds from the issuance of the Notes due 2014 and a portion of the $393.6 million of cash generated from operations during the first nine months of 2009, the Company reduced borrowings by $399.0 million (primarily short term borrowings), repurchased 1.0 million shares of common stock for $34.9 million and retired of portion of its Notes due 2033 for $19.0 million.

ANIXTER INTERNATIONAL INC.
Financing
     As of October 1, 2010 and January 1, 2010, the Company’s short-term debt outstanding was $76.9 million and $8.7 million, respectively, and the Company’s long-term debt outstanding was $650.7 million and $821.4 million, respectively. Primarily as a result of the lower debt levels, the Company’s interest expense has declined in the third quarter and first nine months of 2010 as compared to the corresponding period in the prior year by $4.9 million and $7.9 million, respectively. The 6.1% average cost of debt in the third quarter was down from the 7.7% level of the third quarter of 2009 due to the previously mentioned debt repurchases. At the end of the current quarter, approximately 86.2% of our outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts, and the Company’s debt-to-total capital ratio was 42.9%. Over time, the Company expects to return to its targeted range of 45% to 50%.
Special Dividend
     On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share, or approximately $113.7 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the third quarter of 2010 and payable October 28, 2010 to shareholders of record on October 15, 2010.
     In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $43.88 to $41.16, and the number of outstanding options increased from 1.3 million to 1.4 million. In addition, the dividend will be paid to holders of stock units upon vesting of the units. These changes resulted in no additional compensation expense.
     The conversion rates of the Notes due 2033 and Notes due 2013 were adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 16.023 shares, compared to 15.067 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 2.3 million of its authorized shares, compared to 2.2 million shares before adjustment. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before adjustment.
     For further information regarding the special dividend, see the Notes to the Condensed Consolidated Financial Statements.
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
     The Company’s operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, the Company’s mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of changes in copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.

ANIXTER INTERNATIONAL INC.
     The continuation of higher daily sales rates from the second quarter allowed the Company to post not only strong year-on-year sales growth of 9.8% but also consecutive quarter sales growth of 2.2%. The consecutive quarter sales growth was achieved despite there being one less shipping day in the third quarter as compared to the second quarter, as well as the third quarter having the normal seasonal vacation effects in the European and OEM Supply businesses. The sales growth that the Company is experiencing is being fueled by stronger day-to-day business in both of its cabling businesses along with an increasing number of customer capital projects. The Company’s sales performance was also driven by the second straight quarter of 20% year-on-year organic growth in the OEM Supply business, which the Company believes is indicative of a broad-based increase in production levels within virtually all the vertical markets of the Company’s OEM customers. These growth trends were achieved despite the fact sales in the enterprise cabling and security products business was negatively affected in the current quarter and first three quarters of 2010 by $30.7 million and $95.4 million, respectively, as a result of exiting a major customer contract in 2009.
     Considering the uncertainty that has continued to exist in most major economies, the Company believes that customer capital spending decisions are impacting the Company’s results more than broader macro-economic factors. In the current environment, the strength of customer relationships, quality of the Company’s value proposition and execution of Company-specific growth initiatives are critical to the Company’s ability to drive growth.
     The Company’s backlog, consistent with historical patterns, continues to approximate four weeks of sales and a high percentage of orders continue to ship within 24 — 48 hours of receipt. So while the trends over the last two to three quarters have been positive, some uncertainty in the macroeconomic environment remains and there is no guarantee that these positive trends will continue for the remainder of 2010. Furthermore, the Company believes that a more significant improvement will require extended positive trends and an expansion of those macroeconomic trends to more fully include Europe.
Third Quarter 2010 Results of Operations
Consolidated Results of Operations

	Three Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$1,397.9	$1,273.0	9.8%
Gross profit	$324.7	$288.2	12.7%
Operating expenses	$247.2	$229.8	7.6%
Operating income	$77.5	$58.4	32.8%
     Net Sales: The Company’s net sales during the third quarter of 2010 increased $124.9 million, or 9.8% compared with the prior year quarter. Unfavorable effects of foreign exchange rates decreased sales by $3.7 million while an increase in copper prices increased sales by $15.6 million in the third quarter of 2010 as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates and favorable effects of copper prices, the Company’s net sales increased $113.0 million, or approximately 8.9%, in the third quarter of 2010 as compared to the third quarter of 2009. Excluding the decline in sales due to the Company’s decision to exit a customer contract which contributed $30.7 million of sales in the third quarter of 2009, organic sales increased by 11.6%. All geographic segments as well as all worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales growth despite one less shipping day in the current year’s third quarter.

ANIXTER INTERNATIONAL INC.
     Gross Margin: Gross margin increased in the third quarter of 2010 to 23.2% as compared to 22.6% in the prior year quarter mainly due to a change in the mix of sales. More importantly, there has been a trend of improving gross margin over the past three quarters, reflecting an improved mix of business by geographic segments and end markets. The Company believes this trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. The effects of higher copper prices did not impact gross margin significantly; however, the effects of copper prices did increase gross profit dollars by $4.4 million in the third quarter of 2010 as compared to the prior year.
     Operating Expenses: Operating expenses increased 7.6% from $229.8 million in the year ago period to $247.2 million in the third quarter of 2010. Excluding the favorable impact of foreign currency effects of $2.0 million, operating expenses increased $19.4 million, or 8.5% on an 11.6% increase in organic sales exclusive of the terminated customer contract. The current quarter increase in operating expenses reflects higher variable compensation related costs, variable costs associated with the increase in organic sales and operating expenses to support the higher cost-to-serve OEM supply end market. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.
     Operating Income: Operating income increased by $19.1 million, or 32.8%, to $77.5 million in the third quarter of 2010 as compared to $58.4 million in the third quarter of 2009. The operating margin of 5.5% in the current quarter compares to 4.6% in the year ago quarter. Favorable foreign exchange rate changes and higher copper prices increased operating income by $1.0 million and $4.4 million, respectively.
     Interest Expense: Consolidated interest expense was $12.5 million and $17.4 million in the third quarter of 2010 and 2009, respectively. The decrease in interest expense was driven by both a lower average cost of debt and a lower debt level than in the year ago quarter. The Company’s average cost of debt was 6.1% in the third quarter of 2010, down from the 7.7% level of the third quarter of 2009 due to the repurchases of higher cost debt in the last twelve months. At the end of the third quarter of 2010, approximately 86.2% of the Company’s outstanding debt had fixed interest rates, either by the terms of the debt or through hedging contracts.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the third quarter of 2010 and 2009:

	Three Months Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Foreign exchange	$0.5	$(2.4)
Cash surrender value of life insurance policies	1.4	1.4
Other	(0.4)	0.5

	$1.5	$(0.5)

     Due to the weakening of the U.S. dollar against other currencies, the Company recorded foreign exchange gains of $0.5 million in the third quarter of 2010. In 2009, due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost effective means of hedging, the Company recorded foreign exchange losses of $2.4 million in the third quarter.
     Income Taxes: During the current quarter, an effective tax rate of 42.8% resulted in income tax expense of $27.3 million, compared to an effective tax rate of 47.1% resulting in $19.6 million of income tax in the year ago quarter. The current quarter tax rate reflects a revised full year 2010 tax rate of 41.4% versus the previous estimate of 40.0%. The variability in the rate in both years is primarily driven by changes in income dispersion by geography.

ANIXTER INTERNATIONAL INC.
     Net Income: For the third quarter of 2010, the Company reported net income of $36.5 million, or $1.03 per diluted share, compared to $22.1 million, or $0.61 per diluted share, reported in the year ago period. Excluding the current period’s net loss on the repurchase of debt of $1.7 million ($0.05 per diluted share), net income would have been $38.2 million, or $1.08 per diluted share. This compares favorably to a third quarter of 2009 net income of $21.4 million, or $0.59 per diluted share, adjusted for a net gain of $0.7 million ($0.02 per diluted share) on the repurchase of debt.
North America Results of Operations

	Three Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$1,007.0	$921.5	9.3%
Gross profit	$236.2	$206.2	14.6%
Operating expenses	$165.9	$152.6	8.7%
Operating income	$70.3	$53.6	31.3%
     Net Sales: When compared to the third quarter of 2009, North America net sales in the third quarter of 2010 increased 9.3% to $1,007.0 million from $921.5 million. Excluding favorable effects of foreign exchange rate changes and copper prices of $7.6 million and $13.1 million, respectively, North America net sales were $986.3 million in the third quarter of 2010, which represents an increase of $64.8 million, or approximately 7.0%, as compared to the year ago quarter. Excluding the sales related to the Company’s decision to exit a customer contract, which contributed $29.8 million of sales in the third quarter of 2009, third quarter sales would have been $94.6 million favorable to the year ago quarter, representing organic growth of 10.6%.
     Gross Margin: Gross margin increased to 23.5% in the third quarter of 2010 from 22.4% in the third quarter of 2009 mainly due to improved end market sales mix as well as the Company’s decision to exit a low margin customer contract. The effects of higher copper prices did not impact gross margin percentages; however, the effects of copper prices did increase gross profit dollars by $3.6 million in the third quarter of 2010 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $13.3 million, or 8.7%, in the third quarter of 2010 from the year ago quarter. Foreign exchange rate changes increased operating expenses by $1.2 million in the current quarter. Excluding foreign exchange, operating expenses increased $12.1 million, or 8.0%, primarily due to variable costs associated with the 10.6% organic growth in sales (excluding the terminated customer contract) and higher variable compensation related costs. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.
     Operating Income: The operating margin of 7.0% in the third quarter of 2010 compared to 5.8% in the third quarter of 2009. The improvement in operating margin reflects a sales mix driven gross margin improvement as well as exiting a low margin customer contract. Operating income increased by $16.7 million, or 31.3%, in the third quarter of 2010 as compared to the year ago quarter. Favorable foreign exchange rate changes and higher copper prices increased operating income by $0.5 million and $3.6 million, respectively.
Europe Results of Operations

	Three Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$247.2	$219.8	12.4%
Gross profit	$57.6	$52.7	9.5%
Operating expenses	$59.5	$57.8	3.1%
Operating loss	$(1.9)	$(5.1)	63.3%

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the third quarter of 2009, Europe net sales increased 12.4% to $247.2 million in the third quarter of 2010, including $2.5 million due to higher copper prices. Unfavorable foreign exchange rates decreased net sales by $14.9 million in the third quarter of 2010. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $259.6 million in the third quarter of 2010, which represents an organic increase of $39.8 million, or approximately 18.0%, over the third quarter of 2009. Excluding the sales related to the Company’s decision to exit a customer contract which contributed $0.9 million of sales in the third quarter of 2009, third quarter sales would have been $40.7 million favorable to the prior year quarter, representing organic growth of 18.5%. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.
     Gross Margin: Gross margin in the three months ended October 1, 2010 was 23.3% compared to 24.0% in the corresponding period in 2009. The decline in gross margin is primarily due to product cost increases in the Company’s OEM Supply end market greater than what the Company was able to recover from customers in the short term. The effects of higher copper prices increased gross profit dollars by $0.8 million in the third quarter of 2010 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $1.7 million, or 3.1%, in the third quarter of 2010 compared to the third quarter of 2009. Foreign exchange rate changes decreased operating expenses by $3.7 million in the third quarter of 2010. Excluding foreign exchange, operating expenses increased $5.4 million, or 9.6%, primarily due to variable costs associated with the 18.5% organic growth in sales in the third quarter, excluding the terminated customer contract.
     Operating Loss: Europe operating margin improved to a negative 0.8% from a negative 2.3% in the year ago quarter. This year-on-year improvement reflects positive cost structure leverage from the organic sales growth as the Company was able to achieve a 220 basis point decline in operating expenses as a percentage of sales. Operating losses of $1.9 million in the third quarter of 2010 compared to operating losses of $5.1 million in the year ago period. Copper prices decreased Europe’s operating loss by $0.8 million in the third quarter of 2010. Foreign exchange rate changes resulted in a favorable impact of $0.3 million on the operating loss during the third quarter of 2010.
Emerging Markets Results of Operations

	Three Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$143.7	$131.7	9.1%
Gross profit	$30.9	$29.3	5.1%
Operating expenses	$21.8	$19.4	11.7%
Operating income	$9.1	$9.9	(8.0)%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2010 increased 9.1% to $143.7 million from $131.7 million in the third quarter of 2009. Excluding the favorable impact from changes in foreign exchange rates of $3.6 million, Emerging Markets net sales increased 6.5% despite weaker country mix and significantly lower volume in Venezuela due to the country’s unsettled economic environment. The increase in sales is primarily the result of an increase in enterprise cabling and OEM supply sales in the third quarter of 2010 as compared to the year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the three months ended October 1, 2010, Emerging Markets gross margin decreased to 21.5% from 22.3% in the corresponding period in 2009, primarily due to unfavorable product sales mix and lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for foreign exchange risk while in the current period sales to Venezuela are primarily dollar denominated.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses increased $2.4 million in the third quarter of 2010, or 11.7%, compared to the third quarter of 2009. Foreign exchange rate changes increased operating expenses by $0.5 million as compared to the year ago period in 2009. Excluding the effects of foreign exchange rate changes, operating expenses increased 8.9% as compared to the year ago quarter. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market.
     Operating Income: Emerging Markets operating income decreased $0.8 million, or 8.0%, in the third quarter of 2010 compared to the third quarter of 2009. The impact of foreign exchange rates increased operating income by $0.2 million. Operating margin in the third quarter of 2010 was 6.3% compared to 7.5% in the corresponding period in the prior year primarily due to lower sales volume and profitability in Venezuela.
Nine Months Ended October 1, 2010 Results of Operations
Consolidated Results of Operations

	Nine Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$4,037.7	$3,764.8	7.2%
Gross profit	$927.4	$858.0	8.1%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$722.8	$701.4	3.1%
Operating income	$204.6	$56.6	nm

nm — not meaningful
     Net Sales: The Company’s net sales during the first three quarters increased $272.9 million, or 7.2%, compared with the prior year period. Favorable effects of foreign exchange rates and copper prices increased sales by $53.3 million and $51.0 million, respectively, in the nine months ended October 1, 2010 as compared to the year ago period. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $168.6 million in the nine months ended October 1, 2010, or approximately 4.5%, as compared to the year ago period. Excluding the decline in sales due to the Company’s decision to exit a customer contract, which contributed $95.4 million of sales in the first three quarters of 2009, organic sales increased by 7.2%. All geographic segments and worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales growth during the first nine months of 2010.
     Gross Margin: Gross margin increased in the nine months ended October 1, 2010 to 23.0% compared to 22.8% in the year ago period mainly due to a change in the mix of sales by geographic segments and end markets. The Company believes the trend of improving gross margin over the past three quarters, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. The effects of higher copper prices did not impact gross margin; however, the effects of copper did increase gross profit dollars by $12.6 million in the first three quarters of 2010 as compared to the prior year.
     Operating Expenses: Excluding the goodwill impairment of $100.0 million from the prior year, the Company reported a year-on-year increase in operating expenses of 3.1% from $701.4 million in the year ago period to $722.8 million in the nine months ended October 1, 2010. The prior year results also include a severance charge of $5.7 million. Excluding the severance charge and $7.4 million of unfavorable foreign currency effects in the first nine months of 2010, operating expenses increased by 2.8% to $19.7 million as compared to a 7.2% increase in organic sales (excluding the terminated customer contract). Operating expenses in the first nine months of 2010 reflect higher variable compensation related costs and variable costs associated with the increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.

ANIXTER INTERNATIONAL INC.
     Operating Income: Operating income of $204.6 million increased in the first nine months of 2010 as compared to $56.6 million in the prior year. Excluding last year’s goodwill impairment and severance charge, operating income for the prior year period was $162.3 million. The $42.3 million increase represented a 26.1% improvement year-on-year in operating income. The 5.1% operating margin in the first nine months of 2010 compares to 4.3% in the year ago period after excluding the goodwill impairment and severance charge. Favorable foreign exchange rate changes and higher copper prices increased operating income by $4.0 million and $12.6 million, respectively.
     Interest Expense: Consolidated interest expense was $41.3 million and $49.2 million in the first nine months of 2010 and 2009, respectively. The decrease in interest expense was driven by lower debt levels. While interest rates on approximately 86.2% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the third quarter of 2010, the Company’s weighted-average cost of borrowings increased to 6.6% in the nine months ended October 1, 2010 from 6.4% in the corresponding period in the prior year due to the higher costs associated with the Notes due 2014 issued in March of 2009 and lower average short-term borrowings, which have lower interest rates.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the nine months ended October 1, 2010 and October 2, 2009:

	Nine Months Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Foreign exchange	$(0.7)	$(6.4)
Cash surrender value of life insurance policies	1.7	2.3
Settlement of interest rate swaps	—	(2.1)
Other	(0.6)	3.0

	$0.4	$(3.2)

     The Company recorded foreign exchange losses of $2.8 million in the nine months ended October 1, 2010 compared to $6.4 million in the corresponding period in 2009. The foreign exchange losses for the nine months ended October 1, 2010 were offset by a foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s Bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. Based on invested asset returns, the value of Company-owned life insurance policies increased $1.7 million in the first nine months of 2010 compared to $2.3 million in the corresponding period in 2009. In the first nine months of 2009, the Company recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale and an expense of $2.1 million due to the cancellation of interest rate hedge contracts.
     Income Taxes: During the nine months ended October 1, 2010, an effective tax rate of 41.4% resulted in income tax expense of $54.3 million. This compares to $47.4 million of tax expense in the corresponding period in the prior year, or an effective tax rate of 45.0%, exclusive of the pre-tax effects of a $100.0 million goodwill impairment charge, which had no associated tax benefits.
     Net Income: For the first nine months of 2010, the Company reported net income of $77.0 million, or $2.17 per diluted share, compared to a loss of $42.0 million, or a loss of $1.19 per diluted share, reported in the year ago period. These comparisons have been impacted by the following:
•	The pre-tax loss on the repurchase of debt in the nine months ended October 1, 2010 of $32.4 million, or $20.1 million net of tax, and the foreign exchange gain in Venezuela of $2.1 million, or $0.8 million net of tax. These items decreased the first nine months of 2010 net income per diluted share by $0.54.

•	The impairment charge, severance charge and the loss on the interest rate hedge contracts reduced pre-tax income in the first nine months of 2009 by a combined $106.6 million, or $104.7 million net of tax, which decreased net income per diluted share in the first nine months of 2009 by $2.91.

ANIXTER INTERNATIONAL INC.
     After adjusting for these items, net income in the first nine months of 2010 would have been $96.3 million, or $2.71 per diluted share. This compares favorably to an adjusted net income for the first nine months of 2009 of $62.7 million, or $1.72 per diluted share.
North America Results of Operations

	Nine Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$2,889.0	$2,740.3	5.4%
Gross profit	$666.8	$612.4	8.9%
Operating expenses	$482.4	$467.4	3.2%
Operating income	$184.4	$145.0	27.2%
     Net Sales: When compared to the first nine months of 2009, North America net sales in the nine months ended October 1, 2010 increased 5.4% to $2,889.0 million from $2,740.3 million. Excluding favorable effects of foreign exchange rate changes of $46.8 million and favorable effects of copper prices of $45.1 million, North America net sales were $2,797.1 million in the first nine months of 2010, which represents an increase of $56.8 million, or approximately 2.1%, as compared to the year ago period. Excluding $91.3 million of sales in the first nine months of 2009 related to a contract terminated by the Company, sales increased organically by 5.6%.
     Gross Margin: Gross margin increased to 23.1% in the first nine months of 2010 from 22.3% in the first nine months of 2009 mainly due to end market sales mix and the Company’s decision to exit a low margin customer contract. The effects of higher copper prices did not impact gross margin percentages; however, the effects of copper prices increased gross profit dollars by $10.1 million in the first nine months of 2010 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $15.0 million, or 3.2%, in the first three quarters of 2010 from the year ago period. Foreign exchange rate changes increased operating expenses by $7.2 million in the first nine months of 2010 while severance charges increased operating expenses by $4.4 million in the corresponding period in 2009. Excluding foreign exchange and the severance charge, operating expenses increased 2.6% as compared to the year ago period due to higher variable compensation related costs and variable costs associated with the 5.6% increase in organic sales, excluding the terminated customer contract. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.
     Operating Income: Excluding the severance charge in the prior year of $4.4 million, operating income increased by $35.0 million, or 23.4%, in the first nine months of 2010 as compared to the year ago period. Operating margin was 6.4% in the first nine months of 2010 compared to 5.5% in the first nine months of 2009, excluding the severance charge. Favorable foreign exchange rate changes and higher copper prices increased operating income by $2.8 million and $10.1 million, respectively.
Europe Results of Operations

	Nine Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$752.3	$676.9	11.1%
Gross profit	$175.9	$164.2	7.1%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$178.0	$177.4	0.4%
Operating loss	$(2.1)	$(113.2)	nm

nm — not meaningful

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the first nine months of 2009, Europe net sales increased 11.1% to $752.3 million in the first nine months of 2010, notwithstanding a decrease of $8.9 million due to unfavorable foreign exchange rate changes and an increase of $5.9 million due to higher copper prices. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $755.3 million in the first nine months of 2010 which represents an organic increase of $78.4 million, or approximately 11.6%, over the first nine months of 2009. As a result of the increased manufacturing production in many industries, the Company has been able to continue to grow its sales in the OEM Supply market significantly over the prior year.
     Gross Margin: Gross margin in the nine months ended October 1, 2010 was 23.4% compared to 24.3% in the corresponding period in 2009. The decline in gross margin is primarily due to an unfavorable customer sales mix, the effects of weaker local currencies on the value of dollar based cost of goods and product cost increases in the OEM Supply end market greater than what the Company was able to recover from customers in the short term. Higher copper prices increased gross profit dollars by $2.5 million in the first nine months of 2010 as compared to the corresponding period in the prior year.
     Operating Expenses: Excluding the goodwill impairment from the prior year, operating expenses increased $0.6 million, or 0.4%, in the first nine months of 2010 compared to the first nine months of 2009. Foreign exchange rate changes decreased operating expenses by $2.3 million in the first nine months of 2010 while a severance charge increased operating expenses by $1.1 million in the first nine months of 2009. Excluding the foreign exchange impact and the severance charge, operating expenses increased $4.0 million, or 2.3%, primarily due to variable costs associated with the 11.6% organic growth in sales.
     Operating Loss: Excluding the goodwill impairment and severance charge from the prior year, Europe operating margin improved from a negative 1.8% in the first nine months of 2009 to a negative 0.3% in the first nine months of 2010. This year-on-year improvement reflects the cost structure leverage from the 11.6% organic sales growth. Operating losses of $2.1 million in the first nine months of 2010 compared to operating losses of $12.1 million in the year ago period, excluding the goodwill impairment and severance charge. Copper prices decreased Europe’s operating loss by $2.5 million in the first nine months of 2010. Favorable foreign exchange rate changes decreased the operating loss by $0.4 million during the first nine months of 2010.
Emerging Markets Results of Operations

	Nine Months Ended
	October 1,	October 2,	Percent
	2010	2009	Change
	(In millions)
Net sales	$396.4	$347.6	14.0%
Gross profit	$84.7	$81.4	4.0%
Operating expenses	$62.4	$56.6	10.1%
Operating income	$22.3	$24.8	(9.9)%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first nine months of 2010 increased 14.0% to $396.4 million from $347.6 million in the first nine months of 2009. Excluding the favorable impact from changes in foreign exchange rates of $15.4 million, Emerging Markets net sales increased 9.6%. The increase in sales is primarily the result of an increase in OEM supply sales over the year ago period as well as higher enterprise cabling sales as a result of more project activity in the first nine months of 2010 as compared to the first nine months of 2009. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the nine months ended October 1, 2010, Emerging Markets gross margin decreased to 21.4% from 23.4% in the corresponding period in 2009, primarily due to unfavorable product sales mix and significantly lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in the current period sales to Venezuela are primarily dollar denominated.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses increased $5.8 million in the first nine months of 2010, or 10.1%, compared to the first nine months of 2009. Foreign exchange rate changes increased operating expenses by $2.5 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased $3.3 million, or 5.8%, as compared to the year ago period.
     Operating Income: Emerging Markets operating income decreased $2.5 million, or 9.9%, in the first nine months of 2010 compared to the first nine months of 2009. The impact of foreign exchange rates increased operating income by $0.8 million. Operating margin in the first nine months of 2010 was 5.6% compared to 7.1% in the corresponding period in the prior year.
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

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in “Other, net” in the Company’s Condensed Consolidated Statements of Operations. During periods of volatility in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.
Foreign Exchange Risk
     The Company’s foreign currency-denominated sales were 35% and 33% in the third quarter of 2010 and 2009, respectively. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).
     The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive income/loss in the Company’s Condensed Consolidated Balance Sheets. In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
     Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Operations.

ANIXTER INTERNATIONAL INC.
     The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. At October 1, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $234.7 million and $198.3 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in the Company recording a $24.9 million and $21.4 million loss at the end of the third quarter of 2010 and fiscal 2009, respectively. However, as these hedges are intended to be perfectly effective, the Company would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated accounts being hedged.
Venezuela Foreign Exchange
     The Company’s functional currency for financial reporting purposes in Venezuela is the U.S. dollar (“USD”). Inventory is sourced from vendors in the United States (including the parent company of the Venezuelan subsidiary, Anixter Inc.) and paid for in USD. Sales to customers are invoiced in the local bolivar currency and bolivars are collected from customers to settle outstanding receivables. During 2009, local government restrictions made it increasingly difficult to transfer cash out of Venezuela.
     Historically, the Company utilized the parallel market (which involves using bolivars to purchase Venezuelan securities and then swap those securities for USD denominated investments) to obtain USD to settle USD liabilities. The use of this parallel market resulted in unfavorable foreign exchange rates as compared with the official rate in Venezuela. In December of 2009, the Venezuela operations remitted cash to its U.S. parent using the parallel market, resulting in a $4.8 million pre-tax foreign exchange loss recorded during the fourth quarter of 2009.
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
     In May of 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, the Company is limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was adjusted to 5.3 bolivars to one U.S. dollar at July 2, 2010. As a result, during the second quarter of 2010, the Company recorded a pre-tax foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. The bolivar to USD exchange rate has remained at 5.3 bolivars to one US dollar throughout the third quarter of 2010.

ANIXTER INTERNATIONAL INC.
Interest Rate Risk
     The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At October 1, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income/Loss in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at October 1, 2010 or January 1, 2010. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would have increased interest expense by $0.4 million in the first nine months of 2010 and 2009.
Fair Market Value of Debt Instruments
     The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
     The carrying value of the Company’s nonconvertible fixed-rate debt (specifically, Notes due 2015 and Notes due 2014) was $230.5 million and $363.5 million at October 1, 2010 and January 1, 2010, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $234.5 million and $381.5 million at October 1, 2010 and January 1, 2010, respectively. The decline in the carrying value and the estimated fair value of the Company’s nonconvertible fixed-rate debt is due to the repurchase of a portion of the Notes due 2014 in the first and third quarters of 2010. The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 2.2% and 2.8% at October 1, 2010 and at January 1, 2010, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed-rate debt would increase by 2.3% and 2.8% at October 1, 2010 and at January 1, 2010, respectively.
     The carrying value of the Company’s outstanding convertible fixed-rate debt (specifically, Notes due 2013 and Notes due 2033) was $338.5 million at October 1, 2010 and $361.8 million at January 1, 2010. As the Company’s outstanding convertible fixed-rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $448.8 million at October 1, 2010 from $465.7 million at January 1, 2010. The decline in the estimated fair value of the Company’s convertible debt is primarily due to the repurchase of a portion of the Notes due 2033 in the second and third quarters of 2010. A hypothetical 10% increase in the price of the Company’s common stock from the price at October 1, 2010 and January 1, 2010 would have increased the fair value of its then outstanding convertible debt by $44.9 million and $46.6 million, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of October 1, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2010. There was no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010 and October 2, 2009, (ii) the Condensed Consolidated Balance Sheets at October 1, 2010 and January 1, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010 and October 2, 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended October 1, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

November 5, 2010	By:	/s/ Robert J. Eck Robert J. Eck
President and Chief Executive Officer

November 5, 2010	By:	/s/ Dennis J. Letham Dennis J. Letham
Executive Vice President — Finance
and Chief Financial Officer