Form 10-K
period 2010-12-31
ANIXTER INTERNATIONAL INC
filed 2011-02-28
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,183,867,572 as of July 2, 2010.

At February 18, 2011, 34,168,610 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.	BUSINESS.

(a)	General Development of Business

Anixter International Inc., founded in 1957 and headquartered near Chicago, trades on the New York Stock Exchange under the symbol AXE and is engaged in the distribution of communications and security products, electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter” or the “Company”). The Company was formerly known as Itel Corporation, which was incorporated in Delaware in 1967. The Company adds value to the distribution process by providing its customers access to innovative inventory management programs, more than 450,000 products and over $1.0 billion in inventory, 228 warehouses with approximately 7 million square feet of space, and locations in 263 cities in 50 countries.

For the fiscal year ended December 31, 2010, Anixter reported sales of $5.5 billion. In 2010, 53.2% of the Company’s sales were to the enterprise cabling and security market, 29.3% were to the electrical and electronic wire & cable market and 17.5% were fasteners and other small parts sold to the Original Equipment Manufacturing (“OEM”) market. The company derived 59.6% of its 2010 sales from the U.S., 18.7% from Europe, 11.5% from Canada and 10.2% from Emerging Markets (Asia Pacific and Latin America).

The Company’s operating philosophy is built on the idea that its customers and the suppliers it represents in the marketplace value a partner with consistent global product offerings, technical product and application support and supply chain service offerings that are supported by a common operating system and business practices that ensure the “same look, touch and feel” to doing business with the Company wherever it supports them in the world.

The Company’s growth strategy is built on a foundation of organic growth driven by constant refresh and expansion of its product offering to meet changing marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products the Company sells. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of “buying versus building.”

As the Company looks to recover from the reduction in sales that occurred in 2009 as the result of the global recession, it will seek to drive near term growth in three key areas. First, the Company will continue to focus on product line expansion especially in foreign markets where there are opportunities to expand and localize the product offering to create larger addressable market opportunities. Secondly, the Company will work to drive international expansion through the development of sales locations in additional cities within countries where the Company has an established presence. Lastly, the Company will seek to expand the geographic footprint of its presence in the electrical and electronic wire & cable market and OEM supply market to include more countries where it has an established country presence in the enterprise cabling market. These efforts are anticipated to provide additional growth over and above the growth that is expected to come from a recovering global economy.

Anixter has historically used a balanced approach to capitalizing its business and supporting the capital requirements for growth. With a target debt-to-total capital ratio of 45% to 50% that seeks to optimize the weighted average cost of capital, the Company has balanced the needs for working capital investment to support organic growth, invest in acquisitions and, when appropriate, return capital to shareholders by way of share repurchases and special dividends. In both 2009 and 2010 the Company repurchased and retired 1 million of its outstanding shares. During 2010, the Company also declared a special dividend of $3.25 per common share and paid $111.0 million in an effort to reduce excess liquidity in the business and maintain reasonable levels of financial leverage to optimize costs of capital. The Company also has been able to reduce debt levels over the last two years and, during the fourth quarter of 2010, completed an acquisition of a distributor of security products and locksmith supplies for $36.4 million (net of cash acquired).

(b)	Financial Information about Industry Segments

The Company is engaged in the distribution of communications and specialty wire and cable products and “C” Class inventory components from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to its subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.

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

Customers

The Company sells products to over 100,000 active customers. These customers are international, national, regional and local companies that include end users, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. The Company’s customers cover all industry groups including manufacturing, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 2% of sales.

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

Suppliers

The Company sources products from approximately 7,000 suppliers. However, approximately 32% of Anixter’s dollar volume purchases in 2010 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter generally does not compete with its suppliers in product design or manufacturing activities. Anixter also generally does not sell private label products that carry the Anixter name or a brand name exclusive to Anixter.

The Company’s typical distribution agreement includes the following significant terms:

•	a non-exclusive right to resell products to any customer in a geographical area (typically defined as a country);
•	usually cancelable upon 90 days notice by either party for any reason;
•	no minimum purchase requirements, although pricing may change with volume on a prospective basis; and
•	the right to pass through the manufacturer’s warranty to Anixter’s customers.

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

The Company operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 14 warehouses as regional warehouses. Collectively these facilities store approximately 34% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. This network of warehouses and sales offices consists of 160 locations in the United States, 19 in Canada, 33 in the United Kingdom, 39 in Continental Europe, 26 in Latin America, 17 in Asia and 5 in Australia/New Zealand.

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

Employees

At December 31, 2010, the Company employed 7,989 people. Approximately 41% of the employees are engaged in sales or sales-related activities, 35% are engaged in warehousing and distribution operations and 24%

are engaged in support activities, including inventory management, information services, finance, human resources and general management. The Company does not have any significant concentrations of employees subject to collective bargaining agreements within any of its geographic segments.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the Company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly-skilled workforce and global distribution network. The Company believes its global distribution platform provides a competitive advantage to serving multinational customers’ needs. The Company’s operations and logistics platform gives it the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout much of its operations in 50 countries that provide its customers and suppliers with global consistency.

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

Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from approximately 7,000 suppliers. However, approximately 32% of the Company’s dollar volume purchases in 2010 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control, including a key supplier becoming financially distressed.

The Company has risks associated with the sale of nonconforming products and services.

Historically, the Company has experienced a small number of cases in which the Company’s vendors supplied the Company with products that did not conform to the agreed upon specifications without the knowledge of the Company. Additionally, the Company may inadvertently sell a product not suitable for a customer’s application. The Company addresses this risk through its quality control processes, by seeking to limit liability in its customer contracts, by obtaining indemnification rights from vendors and by maintaining insurance responsive to these risks. However, there can be no assurance that the Company will be able to include protective provisions in all of its contracts, that vendors will have the financial capability to fulfill their indemnification obligations to the Company, or that insurance can be obtained with sufficiently broad coverage or in amounts sufficient to fully protect the Company.

The Company’s foreign operations are subject to political, economic and currency risks.

The Company derives approximately 40.4% of its revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect the Company’s results of operations, cash flows and financial condition in these markets. The Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.

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

The degree to which price changes in the copper commodity spot market correlate to product price changes is a factor of market demand levels for products. When demand is strong, there is a high degree of correlation but when demand is weak, there can be significant time lags between spot price changes and market price changes.

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

Although no single customer accounts for more than 2% of the Company’s sales, a payment default by one of its larger customers could have a short-term impact on earnings. Given the current economic environment, constrained access to capital and general market contractions may heighten exposure to customer defaults.

The Company has convertible debt which may result in funding needs and additional dilution.

The Company’s outstanding 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) include a right for the holders of those notes to put them to the Company whereby holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 from time to time. For further information, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

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

Additionally, based on the Company’s stock price, this debt and the Company’s 1% convertible notes may be convertible into common shares which will cause dilution.

For information concerning the Company’s convertible notes and other debt, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

A decline in project volume could adversely affect the Company’s sales and earnings.

While most of the Company’s sales and earnings are generated by comparatively smaller and more frequent orders, the fulfillment of large orders for capital projects generates significant sales and earnings. Slow macro-economic growth rates, difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations, potentially having a material adverse effect on the Company’s financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s distribution network consists of 228 warehouses in 50 countries with approximately 7 million square feet. There are 14 regional distribution centers (100,000 — 575,000 square feet), 33 local distribution centers (35,000 — 100,000 square feet) and 181 service centers. Additionally, the Company has 71 sales offices throughout the world. All but two of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

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

On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded on October 22, 2010 and the arbitration panel rendered its decision on December 13, 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million and ruled that Raytheon Co. may seek an additional award of attorneys’ fees and arbitration proceeding costs in this matter. Raytheon Co. has sought $3.4 million to reimburse it for attorneys’ fees and arbitration proceeding costs in this matter. The Company has appealed the interim award. The Company recorded a pre-tax charge of $20.0 million in the fourth quarter of 2010 which approximates the expected cost of the award after consideration of insurance proceeds and all legal costs.

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

During the fourth quarter of 2010, no matters were submitted to a vote of the security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 28, 2011, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 52	President and Chief Executive Officer of the Company since July 2008; Executive Vice-President — Chief Operating Officer of the Company from September 2007 to July 2008; Executive Vice-President — Enterprise Cabling and Security Systems of Anixter from January 2004 to September 2007; Senior Vice-President — Physical Security and Integrated Supply Solutions of Anixter from 2003 to 2004; Senior Vice-President — Integrated Supply Solutions of Anixter from 2002 to 2003.

Dennis J. Letham, 59	Executive Vice-President — Finance and Chief Financial Officer of the Company since September 2007; Senior Vice-President — Finance and Chief Financial Officer of the Company since January 1995; Chief Financial Officer, Executive Vice-President of Anixter since July 1993. Mr. Letham also currently serves on the Board of Directors of Tenneco Inc.

Ted A. Dosch, 51	Senior Vice-President — Global Finance of the Company since January 2009; Corporate Vice President — Global Productivity at Whirlpool Corporation from April 2008 to January 2009; CFO — North America and Vice President — Maytag Integration at Whirlpool Corporation from November 2006 to March 2008; Corporate Vice President — Maytag Integration Team at Whirlpool Corporation from January 2006 to October 2006; Corporate Controller at Whirlpool Corporation from September 2004 to December 2005; CFO — North America at Whirlpool Corporation from November 1999 to August 2004. Mr. Dosch also currently serves on the Board of Directors of Habitat for Humanity International.

John A. Dul, 49	Vice-President — General Counsel and Secretary of the Company since November 2002; Assistant Secretary from May 1995 to November 2002; General Counsel and Secretary of Anixter since January 1996.

Terrance A. Faber, 59	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 52	Vice-President — Taxes of the Company since May 1993.

Nancy C. Ross-Dronzek, 50	Vice-President — Internal Audit of the Company since December 2007 and of Anixter since July 2007. Director — Corporate Audit at The Boeing Company from 2003 to 2007.

Rodney A. Shoemaker, 53	Vice-President — Treasurer of the Company since July 1999.

Rodney A. Smith, 53	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

* $100 invested on 12/30/05 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Selected Income Statement Data:
Net sales	$5,472.1	$4,982.4	$6,136.6	$5,852.9	$4,938.6
Operating income[a]	266.2	103.5	391.9	439.1	337.1
Interest expense and other, net[b]	(55.0)	(85.2)	(86.4)	(54.6)	(39.0)
Early retirement of debt[c]	(31.9)	(1.1)	—	—	—
Net income (loss)[a,b,c,d]	$108.5	$(29.3)	$187.9	$245.5	$206.3
Net income (loss) per share:
Basic	$3.18	$(0.83)	$5.30	$6.58	$5.28
Diluted	$3.05	$(0.83)	$4.87	$5.81	$4.79
Dividend declared per common share[e]	$3.25	$—	$—	$—	$—
Selected Balance Sheet Data:
Total assets[b]	$2,933.3	$2,671.7	$3,062.4	$2,981.4	$2,563.0
Total short-term debt[f]	$203.6	$8.7	$249.5	$84.1	$212.3
Total long-term debt[c,f]	$688.8	$821.4	$852.5	$859.1	$594.8
Stockholders’ equity[e]	$1,010.8	$1,024.1	$1,072.8	$1,092.5	$961.4
Book value per diluted share	$28.45	$29.17	$27.77	$25.88	$22.32
Weighted-average diluted shares	35.5	35.1	38.6	42.2	43.1
Year-end outstanding shares	34.3	34.7	35.3	36.3	39.5
Other Financial Data:
Working capital	$1,210.0	$1,381.0	$1,350.9	$1,439.0	$1,097.8
Capital expenditures	$19.6	$21.9	$32.4	$36.1	$24.8
Depreciation and amortization of intangibles	$33.8	$37.1	$34.6	$30.8	$24.0

In December of 2010, the Company acquired Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for $36.4 million. As the acquisition of Clark closed during the latter part of December 2010, sales and operating income from the date of acquisition were insignificant to 2010 results. In August, September and October of 2008, the Company acquired QSN Industries, Inc. (“QSN”), Quality Screw de Mexico SA (“QSM”), Sofrasar SA (“Sofrasar”), Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) and World Class Wire & Cable Inc. (“World Class”) for $76.1 million, $4.5 million, $20.7 million, $19.4 million and $61.4 million, respectively, inclusive of legal and advisory fees. In May of 2007, April of 2007, October of 2006 and May of 2006, the Company acquired Eurofast SAS (“Eurofast”), Total Supply Solutions Limited (“TSS”), MFU Holding S.p.A. (“MFU”) and IMS, Inc. (“IMS”) for $26.9 million, $8.3 million, $61.2 million and $28.8 million, respectively, inclusive of legal and advisory fees. As a result of the acquisitions described above, sales were favorably affected in 2009, 2008, 2007 and 2006 by $109.8 million, $87.7 million, $125.5 million and $182.0 million, respectively, as compared to the prior year. Operating income was unfavorably affected in 2009 by $2.4 million and favorably affected in 2008, 2007 and 2006 by $3.1 million, $12.1 million and $5.1 million, respectively. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Notes:

(a)	For the year ended December 31, 2010, operating income included a charge of $20.0 million ($0.35 per diluted share) related to an unfavorable arbitration ruling. For the year ended January 1, 2010, operating income includes $100.0 million ($2.85 per diluted share) of non-cash goodwill impairment charge related to the European operations, $5.7 million ($0.11 per diluted share) of severance costs related to staffing reductions and $4.2 million ($0.07 per diluted share) related to exchange rate-driven lower of cost or market adjustment on inventory in Venezuela. For the year ended January 2, 2009, operating income includes $4.2 million of expense

($0.07 per diluted share) related to the retirement of our former Chief Executive Officer, $24.1 million ($0.38 per diluted share) related to receivable losses from customer bankruptcies, $2.0 million ($0.04 per diluted share) related to the inventory lower of cost or market adjustments resulting from sharply lower copper prices and $8.1 million ($0.14 per diluted share) primarily related to severance costs. For the year ended December 29, 2006, operating income includes a favorable sales tax-related settlement in Australia which reduced operating expenses by $2.2 million ($0.04 per diluted share).

(b)	For the year ended December 31, 2010, the Company recognized a foreign exchange gain of $2.1 million ($0.02 per diluted share) associated with its Venezuela operations. In 2009, the Company recognized foreign exchange losses of $13.8 million ($0.17 per diluted share) associated with its Venezuela operations and a loss of $2.1 million ($0.04 per diluted share) associated with the cancellation of interest rate hedging contracts as a result of the repayment of the related borrowings. For the year ended January 2, 2009, the Company recorded a pre-tax loss of $18.0 million ($0.34 per diluted share) related to foreign exchange losses due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, highly volatile conditions in the foreign exchange markets. For the year ended January 2, 2009, the Company also recorded a pre-tax loss of $6.5 million ($0.10 per diluted share) related to the decline in the cash surrender value of Company owned life insurance policies associated with the Company’s deferred compensation program. In 2006, the Company recorded interest income of $6.9 million ($0.10 per diluted share) as a result of tax settlements in the U.S. and Canada.

(c)	In 2010 and 2009, the Company recognized a loss of $31.9 million ($0.55 per diluted share) and $1.1 million ($0.02 per diluted share), respectively, associated with the early retirement of debt.

(d)	In 2010, the Company recorded a tax benefit of $1.3 million related to the reversal of prior year foreign taxes. Together, the tax item and the aforementioned items in (a), (b) and (c) above, reduced net income in 2010 by $30.0 million ($0.85 per diluted share). In 2009, net income was reduced by $115.0 million ($3.16 per diluted share) related to the aforementioned items in (a), (b) and (c) above. In 2009, the Company also recorded $4.8 million ($0.13 per diluted share) of net tax benefits related primarily to the reversal of a valuation allowance. In 2008, the Company recorded $1.6 million ($0.04 per diluted share) of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. Together, the tax item and the aforementioned items in (a) and (b) above, reduced net income in 2008 by $39.8 million ($1.03 per diluted share). In 2007, the Company recorded $11.8 million ($0.28 per diluted share) of net income primarily related to foreign tax benefits as well as a tax settlement in the U.S. In 2006, the Company recorded $27.0 million ($0.63 per diluted share) of net income primarily related to tax settlements in the U.S. and Canada and the initial establishment of deferred taxes associated with its foreign operations.

(e)	Stockholders’ equity reflects treasury stock purchases of $41.2 million, $34.9 million, $104.6 million and $244.8 million for the years ended December 31, 2010, January 1, 2010, January 2, 2009 and December 28, 2007, respectively, all of which have been retired. The Company did not purchase any treasury shares in fiscal 2006. During 2010, the Company also declared a special dividend of $3.25 per common share, and paid $111.0 million in the aggregate for such dividend, as a return of excess capital to shareholders. During 2010 and 2009, the Company repurchased a portion of its Convertible Notes due 2033 resulting in a reduction in equity of $20.4 million and $34.3 million, respectively, net of tax.

(f)	Short-term debt primarily consists of borrowings under the Company’s accounts receivable securitization facility. During the first quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”). In 2009, the Company repurchased a portion of the Notes due 2014 which resulted in reducing this debt balance by $23.6 million. Also, in 2009, the Company repurchased a portion of its convertible Notes due 2033 resulting in a reduction of borrowings of $60.1 million as compared to the end of 2008. During 2010, the Company repurchased another portion of the Notes due 2014 which resulted in reducing the debt balances by $133.7 million to $30.6 million. Also, in 2010, the Company repurchased another portion of its Notes due 2033 resulting in a reduction of borrowings of $67.0 million. During the first quarter of 2007, the Company issued $300 million of convertible senior notes due 2013 (“Notes due 2013”). For more information on short-term and long-term debt, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “estimate,” “plan,” “project,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 38 to 79 of this Report.

This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the SEC. Specifically, net sales, comparisons to the prior corresponding period, both worldwide and in relevant geographic segments, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions and foreign exchange and copper price effects (“non-GAAP”). In addition, in 2010, the Company discusses the sales comparisons to the prior year excluding the sales impact related to the Company’s decision to exit a customer contract at the end of 2009. The Company believes that by reporting organic growth which excludes the impact of acquisitions, foreign exchange, copper prices and the impact of the customer contract that was terminated at the end of 2009, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales trends and other aspects of its financial performance.

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

Acquisition of Businesses

In December of 2010, the Company acquired all the outstanding shares of Clark Security Products, Inc and the assets and operations of General Lock, LLC (collectively “Clark”). Clark, based in San Diego, California, is a distributor of security products and locksmith supplies to commercial, industrial and government entities throughout the United States, with major distribution centers in San Diego, California; Dallas, Texas; Sacramento, California; Denver, Colorado; Lexington, Kentucky; Silver Spring, Maryland; Phoenix, Arizona; and Kent, Washington. Clark’s broad array of products includes locking hardware, access control devices, closed circuit television systems, along with various technical support services. The Company paid approximately $36.4 million for the two companies. The final purchase price will be determined when the net asset balances of the two companies are confirmed during 2011.

In August of 2008, the Company acquired the assets and operations of QSN and all of the outstanding shares of QSM. QSN is based near Chicago, Illinois and QSM is based in Aguascalientes, Mexico. In September 2008, the Company acquired all of the outstanding shares of Sofrasar and partnership interests and shares in Gergen from the Gergen family and management of the entities. Sofrasar is headquartered in Sarreguemines, France and Gergen is based in Dillingen, Germany. In October of 2008, the Company acquired all the assets and operations of World Class, a Waukesha, Wisconsin based distributor of electrical wire and cable. In 2008 and 2009, the Company paid approximately $180.3 million and $1.8 million in cash, respectively, and assumed approximately $17.4 million in debt for the five businesses.

In April and May of 2007, respectively, the Company acquired all of the outstanding shares of TSS, a Manchester, U.K.-based fastener distributor, and Eurofast, an aerospace fastener distributor based in France. The Company paid approximately $35.2 million for these businesses.

As a result of the acquisitions described above, sales were favorably affected in 2009 and 2008 by $109.8 million and $87.7 million, respectively, while operating income was negatively affected by $2.4 million in 2009 but positively affected by $3.1 million in 2008. As the acquisition of Clark closed during the latter part of December 2010, sales and operating income were insignificant.

All of the acquisitions described herein were accounted for as purchases and their respective results of operations are included in the consolidated financial statements from the dates of acquisition. Had these acquisitions occurred at the beginning of the year of each acquisition, the Company’s operating results would not have been significantly different. Intangible amortization expense related to all of the Company’s intangible assets of $84.5 million at December 31, 2010 is expected to be approximately $11.9 million per year for the next five years.

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

The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the ensuing twelve months. The Company’s strong cash generation through fiscal 2010 allowed it to support the working capital needs associated with the growth in sales, complete an acquisition and return capital to shareholders through a combination of share repurchases and a special dividend. During fiscal 2010, the Company generated $195.2 million of cash flow from operations, spent $19.6 million on capital expenditures, repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $285.1 million. The special dividend of $3.25 per share was paid in the fourth quarter of 2010 to shareholders of record on October 15, 2010. The retirement of the Notes due 2014 and Notes due 2033 resulted in the recognition of a pre-tax loss of $31.9 million in fiscal 2010. The Company also completed the acquisition of Clark at the end of 2010 for approximately $36.4 million (net of cash acquired).

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $259.8 million in available, committed, unused credit lines and has drawn $200.0 million of borrowings under its $200 million accounts receivable facility.

With a year-end cash balance of $78.4 million and available credit lines and an expectation of continuing positive cash flow in 2011, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares, Notes due 2033 or other outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the reduced leverage on the balance sheet better positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available.

While the Company has seen a return of year-on-year sales growth, it remains cautious about the growth outlook for 2011 due to the overhang of sovereign debt and excess leverage issues in many parts of the global economy. As such, the Company will balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in crucial long-term growth initiatives.

Cash Flow

Year ended December 31, 2010: Net cash provided by operating activities was $195.2 million in 2010 compared to $440.9 million in 2009. The decrease in cash provided by operating activities compared to the prior year is due to the change in working capital requirements to support growth in 2010 compared to the reduction in working capital requirements in 2009 resulting from significant sales declines in that period.

Consolidated net cash used in investing activities increased to $56.0 million in 2010 compared to $23.7 million in 2009. The Company spent $36.4 million (net of cash acquired) in 2010 to acquire Clark. Capital expenditures decreased to $19.6 million in fiscal 2010 from $21.9 million in 2009. Capital expenditures are expected to be approximately $25 to $30 million in 2011 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used for financing activities was $172.3 million in fiscal 2010 compared to $371.0 million in 2009. Using net cash generated from operations, short-term borrowings under the accounts receivable securitization facility and net proceeds from other borrowings during 2010, the Company repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Notes due 2033 and Notes due 2014 for a total of $285.1 million. The retirement of debt resulted in the recognition of a pre-tax loss of $31.9 million in fiscal 2010. In 2009, the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs of $4.8 million associated with the offering). Using the proceeds from the issuance of the Notes due 2014 and a portion of the $440.9 million of cash generated from operations in 2009, the Company reduced borrowings by $400.2 million (primarily short-term borrowings), repurchased 1.0 million shares of common stock for $34.9 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $117.3 million.

Year ended January 1, 2010: Net cash provided by operating activities was $440.9 million in 2009 compared to $125.0 million in 2008. The increase in cash provided by operating activities reflected $306.9 million of working capital reductions associated with a decline in sales in 2009.

Consolidated net cash used in investing activities decreased to $23.7 million in 2009 from $212.7 million in 2008 when the Company spent approximately $180.3 million on acquisitions. The remaining decline in cash used in investing activities was a result of a decline in capital expenditures. The Company continued to invest in the consolidation of certain acquired facilities in North America and Europe and in system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used for financing activities was $371.0 million in 2009 compared to net cash provided by financing activities of $110.8 million in the corresponding period in 2008. In 2009, the Company received net proceeds of $180.4 million (net of debt issuance costs of $4.8 million) from the issuance of the Notes due 2014. Using the proceeds from the note offering together with $440.9 million of cash generated from operations during 2009, the Company reduced short-term and revolving credit facility borrowings by $400.2 million, repurchased 1.0 million shares of common stock for $34.9 million and retired a portion of its Notes due 2014 and a portion of its Notes due 2033 for a total of $118.5 million ($1.2 million of which was accrued at year-end 2009). In 2008, the Company increased borrowings, primarily bank revolving lines of credit and borrowings under the accounts receivable securitization facility by $196.3 million and repurchased approximately 1.7 million shares of common stock for $104.6 million. The 2008 results include $10.2 million of cash from the excess income tax benefit associated with employee stock plans. Proceeds from the issuance of common stock relating to the exercise of stock options were

$2.5 million in 2009 compared to $10.1 million in 2008. In 2009, the Company incurred $0.6 million of issuance costs in connection with amending its accounts receivable securitization facility compared to $0.5 million in 2008.

Financings

Revolving Lines of Credit

At the end of fiscal 2010, the Company had approximately $259.8 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $145.5 million and $96.1 million at December 31, 2010 and January 1, 2010, respectively.

At December 31, 2010, the Company’s primary liquidity source is the $350 million (or the equivalent in Euro) 5-year revolving credit agreement at Anixter Inc. maturing in April of 2012. At December 31, 2010, long-term borrowings under this facility were $131.1 million as compared to $95.8 million of outstanding long-term borrowings at the end of fiscal 2009. The following are the key terms to the revolving credit agreement:

•	The consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage of 2.25 times through September 30, 2010, 2.50 times from December 2010 through December 2011 and 3.00 times thereafter. As of December 31, 2010, the consolidated fixed charge coverage ratio was 3.70.
•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of December 31, 2010, the consolidated leverage ratio was 1.90.
•	Anixter Inc. is required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to distribute funds to the Company to prepay, purchase or redeem the Company’s indebtedness.
•	Anixter Inc. is permitted to distribute funds to the Company for payment of dividends and share repurchases up to a maximum amount of $150 million plus 50% of Anixter Inc.’s cumulative net income from July of 2009 through the maturity of the facility. In both 2010 and 2009, the Company repurchased 1.0 million shares for $41.2 million and $34.9 million, respectively. In 2010, the Company paid a special dividend of $111.0 million. As of December 31, 2010, Anixter Inc. has the ability to distribute $43.4 million of funds to the Company.
•	The ratings-based pricing grid is such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba1, is Libor plus 250 basis points on all borrowings.

The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio as described above. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of December 31, 2010, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

The Company’s operating subsidiary in Canada, Anixter Canada Inc., has a $40.0 million (Canadian dollar) unsecured revolving credit facility, that matures in April of 2012 and is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the BA/CDOR plus the applicable bankers’ acceptance fee (currently 250.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 150.0 basis points). In addition, standby fees on the unadvanced balance are currently 65.0 basis points. At December 31, 2010 and January 1, 2010, the Company had no borrowings outstanding under this facility.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at December 31, 2010 and January 1, 2010, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $14.4 million and $0.3 million, respectively, which mature beyond twelve months of the Company’s fiscal year end December 31, 2010.

Senior Notes Due 2014

In March 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million in principal of the Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. At December 31, 2010 and January 1, 2010, the Notes due 2014 outstanding was $30.6 million and $163.5 million, respectively. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

Convertible Debt

Convertible Senior Notes Due 2013

In February 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. The Notes due 2013 are structurally subordinated to the indebtedness of Anixter.

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. Prior to the declaration of the special dividend in 2010 (see Note 11. “Stockholders’ Equity”), the Notes due 2013 were convertible, at the holders’ option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share. As a result of the payment of the special dividend in 2010, the conversion rate and conversion price were adjusted. Holders of the Notes due 2013 may convert each Note into 16.727 shares, or 5.0 million, compared to 15.753 shares, or 4.7 million, before the adjustment of the Company’s common stock. The Company has sufficient authorized shares to settle such conversion. The conversion price of $63.48 per share was adjusted to $59.78 per share.

In periods during which the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of fiscal 2010, the Notes due 2013 are not currently convertible.

In connection with the Notes due 2013 issuance in February 2007, the Company paid $88.8 million ($54.7 million, net of tax) for a call option that initially covered 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the payment of the special dividend in 2010, the purchased call option had an exercise price of $63.48 per share. As a result of the special dividend, this price was adjusted to $59.78 per share and the shares related to the call option were adjusted to 5.0 million shares.

Concurrently with purchasing the call option, the Company sold to the counterparty for $52.0 million a warrant to purchase 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the payment of the special dividend in 2010, the sold warrant had an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. As a result of the special dividend, the price was adjusted to $77.98 per share and the shares related to the warrant were adjusted to 5.0 million shares.

Convertible Notes Due 2033

The Company’s 3.25% zero coupon Notes due 2033 have an aggregate principal amount at maturity of $100.2 million as of December 31, 2010. The book value of the Notes due 2033 was $48.5 million and $112.7 million at December 31, 2010 and January 1, 2010, respectively. The principal amount at maturity of each note due 2033 is $1,000 and they are structurally subordinated to the indebtedness of Anixter. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on or after July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;
•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;
•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;
•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and
•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

Although the Notes due 2033 are convertible at the end of 2010 and the holders may require the Company to purchase their notes on July 7, 2011, they are classified as long-term at December 31, 2010 as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements.

The accreted conversion price per share as of any day will equal the initial principal amount of this security plus the accrued issue discount to that day, divided by the conversion rate on that day. Prior to the payment of the special dividend in 2010, holders of the Notes due 2033 could convert each Note into 15.067 shares, or 1.5 million, of the Company’s common stock for which the Company has sufficient authorized shares to settle such conversion. As a result of the payment of the special dividend in 2010, the conversion rate was adjusted to 16.023 shares, or 1.6 million shares.

Senior Notes Due 2015

Anixter Inc. also has $200.0 million of 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of December 31, 2010 and January 1, 2010, the Company’s short-term debt outstanding was $203.6 million and $8.7 million, respectively. Short-term debt consists primarily of the funding related to accounts receivable securitization facility which Anixter Inc. renewed for a new 364-day period ending in July of 2011. Specifically, the Company amended its Amended and Restated Receivables Purchase Agreement and its Amended and Restated Receivables Sale Agreement, both dated October 3, 2002. The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 115 basis points (previously CP plus 150 basis points). Unused capacity fees decreased from a range of 75 to 85 basis points to a range of 57.5 to 60 basis points. All other material terms and conditions remain unchanged.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of December 31, 2010, $407.8 million of the Company’s receivables were sold to ARC. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $200.0 million. The assets of ARC (limited to the amount of outstanding borrowings) are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. The average outstanding funding extended to ARC during 2010 and 2009 was approximately $112.2 million and $42.3 million, respectively. The issuance costs related to amending and restating the accounts receivable securitization facility totaled $0.3 million in 2010.

Repurchases of Debt

During 2010, Anixter Inc. retired $133.7 million of accreted value of its Notes due 2014 for $165.5 million. Available cash and other borrowings were used to retire these notes. As a result, the Company recognized a pre-tax loss of $33.3 million, inclusive of $2.7 million of debt issuance costs that were written off and $0.3 million of fees associated with the repurchase.

During 2010, the Company repurchased a portion of the Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $67.0 million, recorded a reduction in equity of $54.0 million ($20.4 million, net of the reduction of deferred tax liabilities of $33.6 million), which was based on the fair value of the liability and equity components at the time of repurchase. The repurchases resulted in the recognition of a pre-tax gain of $1.4 million.

During 2009, the Company’s primary operating subsidiary, Anixter Inc., retired $23.6 million of accreted value of the Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year-end 2009). Available cash was used to retire these notes. As a result of the retirement, the Company recognized a pre-tax loss of $4.7 million, inclusive of $0.6 million of debt issue costs that were written off.

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with the repurchases and in accordance with accounting rules for convertible debt instruments, the Company reduced the accreted value of the debt by $60.1 million and recorded a reduction in equity of $34.3 million (reflecting the fair value of the liability and equity components at the time of repurchase). The repurchases resulted in the recognition of a pre-tax gain of $3.6 million.

Special Dividend

On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the third quarter of 2010 and $111.0 million was paid on October 28, 2010 to shareholders of record on October 15, 2010.

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

The conversion rates of the Notes due 2033 and Notes due 2013 were adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 16.023 shares, compared to 15.067 shares before the adjustment, of the Company’s common stock. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock.

For further information regarding the special dividend, see the Note 11. “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

Interest Expense

Consolidated interest expense was $53.6 million, $66.1 million and $60.6 million in 2010, 2009 and 2008, respectively. The decrease in interest expense in 2010 was driven by both a lower average cost of debt and lower average borrowings outstanding as compared to 2009. While interest rates on approximately 67.2% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of fiscal 2010, the Company’s weighted-average cost of borrowings decreased to 6.3% at the end of 2010 from 6.7% at the end of 2009 due to the repurchases of higher cost debt in the last twelve months. The Company’s debt-to-total capitalization at December 31, 2010 and January 1, 2010 was 46.9% and 44.8%, respectively.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of December 31, 2010:

	Payments due by period
						Beyond
	2011	2012	2013	2014	2015	2015	Total
	(In millions)

Debt[a]	$203.6	$194.0	$264.2	$30.6	$200.0	$—	$892.4
Contractual Interest[b]	25.4	19.5	15.5	12.6	2.0	—	75.0
Purchase Obligations[c]	524.9	13.7	3.2	—	—	—	541.8
Operating Leases	60.3	50.0	38.3	30.1	23.2	58.2	260.1
Deferred Compensation Liability[d]	3.2	2.6	3.5	2.0	1.3	29.7	42.3
Pension Plans[e]	16.7	—	—	—	—	—	16.7

Total Obligations	$834.1	$279.8	$324.7	$75.3	$226.5	$87.9	$1,828.3

Liabilities related to unrecognized tax benefits of $5.9 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our unrecognized tax benefits to change significantly during the next twelve months. See Note 7. “Income Taxes” in the notes to the consolidated financial statements for further information related to unrecognized tax benefits.

Notes:

(a)	Included in debt are capital lease obligations of $0.3 million which is due in 2011. The accounts receivable securitization program is set to expire within one year of December 31, 2010 and the outstanding balance of $200.0 million was classified as short-term. At December 31, 2010, Anixter had $145.5 million of borrowings under its long-term revolving credit facilities maturing in April of 2012. Although the Notes due 2033 were convertible at the end of 2010, the Company has the intent and ability to refinance the accreted value of the Notes due 2033 with existing long-term financing agreements available at December 31, 2010. The book value of the Notes due 2033 was $48.5 million and will accrete to $50.6 million in April of 2012 when the Company’s long-term revolving credit facilities mature. The Notes due 2013 were not convertible at the end of 2010.

(b)	Interest payments on debt outstanding at December 31, 2010 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at December 31, 2010.

(c)	Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

(d)	A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 31, 2010, the deferred compensation liability was $42.3 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. At December 31, 2010, the cash surrender value of these company life insurance policies was $34.8 million.

(e)	The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 31, 2010, the current portion of the Company’s net pension liability of $86.2 million was $0.6 million. The Company currently estimates that it will be required to contribute $16.7 million to its foreign and domestic pension plans in 2011. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2011.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $143.2 million at December 31, 2010, which are subject to various provisions of each respective country. Approximately $35.7 million of this amount expires between 2011 and 2024, and $107.5 million of the amount has an indefinite life. Of the $143.2 million NOL carryforwards of foreign subsidiaries, $92.2 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 2010 were approximately $51.0 million, which are subject to various provisions of each respective country. Approximately $19.5 million of this amount expires between 2011 and 2024 and $31.5 million of the amount has an indefinite life. The deferred tax asset and valuation allowance have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States.

Results of Operations

2010 Executive Overview

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

The year-on-year sales growth of 9.8% that the Company has experienced was fueled by stronger day-to-day business in both of its cabling businesses along with an increasing number of customer capital projects. The Company’s sales performance was also driven by strong year-on-year organic growth in the OEM Supply business, which the Company believes is indicative of a broad-based increase in production levels within virtually all the vertical markets of the Company’s OEM customers. These growth trends were achieved despite the fact sales in the enterprise cabling and security products business was negatively affected in 2010 by $112.7 million as a result of exiting a major customer contract in late 2009.

Considering the uncertainty that has continued to exist in most major economies, the Company believes that customer specific business conditions and outlook are impacting capital spending decisions more than broader macroeconomic factors. In the current environment, the strength of customer relationships, quality of the Company’s value proposition and execution of Company-specific growth initiatives are critical to the Company’s ability to drive growth.

While the trends over the last three to four quarters have been positive, uncertainty in the macroeconomic environment relative to sovereign debt outside the U.S. and overall high levels of financial leverage continue to weigh on the global recovery and, consequently, there is no guarantee that these positive trends will continue in 2011. Specifically, the Company believes that a more significant improvement will require extended positive trends and an expansion of those macroeconomic trends to more fully include Europe.

2010 versus 2009

Consolidated Results of Operations

	Years Ended
	December 31,	January 2,	Percent
	2010	2010	Change
	(In millions)

Net sales	$5,472.1	$4,982.4	9.8%
Gross profit	$1,261.2	$1,130.6	11.6%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$995.0	$927.1	7.3%
Operating income	$266.2	$103.5	nm

nm — not meaningful

Net Sales: The Company’s net sales during 2010 increased $489.7 million, or 9.8%, compared to 2009. Favorable effects of foreign exchange rates and copper prices increased sales by $51.6 million and $70.0 million, respectively, in 2010 as compared to 2009. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $368.1 million in 2010, or approximately 7.4%, compared to 2009. Excluding the decline in sales due to the Company’s decision to exit a customer contract, which contributed $112.7 million of sales in 2009, organic sales increased by 9.9%. All geographic segments and worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM supply) reported year-on-year organic sales growth during 2010.

Gross Margin: Gross margin increased in 2010 to 23.0% compared to 22.7% in 2009 mainly due to a change in the mix of sales by geographic segments and end markets. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven inventory lower of cost or market adjustment in Venezuela which reduced gross margin by 10 basis points. The Company believes the trend of improving gross margin, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. The effects of higher copper prices did not impact gross margin; however, the effects of copper did increase gross profit dollars by $15.8 million in 2010 as compared to 2009.

Operating Expenses: In 2010, the Company recorded a charge of $20.0 million related to an unfavorable arbitration award. In 2009, the Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter related to its European operations. The impairment charge was due to continued operating losses during that quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Excluding the goodwill impairment of $100.0 million from the prior year, the Company reported a year-on-year increase in operating expenses of 7.3% from $927.1 million in 2009 to $995.0 million in 2010. The prior year results also included a severance charge of $5.7 million. Excluding the arbitration award in 2010, the severance charge in 2009 and $5.9 million of unfavorable foreign currency effects in 2010, operating expenses increased by $47.7 million, or 5.2%, as compared to a 9.9% increase in organic sales. Operating expenses in 2010 reflect higher variable compensation related costs and other variable costs associated with the increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented throughout 2009.

Operating Income: Operating income of $266.2 million increased by $162.7 million in 2010 compared to $103.5 million in 2009. Excluding the 2010 arbitration award, last year’s goodwill impairment, exchange rate driven inventory lower of cost or market adjustment in Venezuela and severance charges, operating income for 2010 and 2009 was $286.2 million and $213.4 million, respectively. The $72.8 million increase represented a 34.1% improvement year-on-year in operating income and resulted in a 5.2% and 4.3% operating margin in 2010 and 2009, respectively. Favorable foreign exchange rate changes and higher copper prices increased operating income by $5.2 million and $15.8 million, respectively.

Interest Expense: Consolidated interest expense was $53.6 million in 2010 compared to $66.1 million in 2009. The decrease in interest expense in 2010 was driven by both lower average borrowings outstanding and a lower average cost of debt than 2009. While interest rates on approximately 67.2% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of 2010, the Company’s weighted-average cost of borrowings decreased to 6.3% at the end of 2010 from 6.7% at the end of 2009 due to the repurchases of higher cost debt in the last twelve months. The Company’s debt-to-total capitalization at December 31, 2010 and January 1, 2010 was 46.9% and 44.8%, respectively.

Early Retirement of Debt: During 2010 and 2009, the Company retired debt and recognized a pre-tax loss of $31.9 million and $1.1 million, respectively.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Operations for 2010 and 2009:

	Years Ended
	December 31,	January 1,
	2010	2010
	(In millions)

Foreign exchange	$(2.3)	$(23.3)
Cash surrender value of life insurance policies	3.0	3.4
Settlement of interest rate swaps	—	(2.1)
Other	(2.1)	2.9

	$(1.4)	$(19.1)

In 2010, the Company recognized a foreign exchange gain of $2.1 million associated with the remeasurement of Venezuela’s bolivar denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate. The Company also recorded a foreign exchange loss of $13.8 million in 2009 due to the repatriation of cash from Venezuela and the remeasurement of monetary items on the Venezuelan balance sheet at the parallel exchange rate. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded other foreign exchange losses of $4.4 million and $9.5 million in 2010 and 2009, respectively. The value of Company-owned life insurance policies increased resulting in a gain of $3.0 million and $3.4 million in 2010 and 2009, respectively. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Income Taxes: The consolidated tax provision of $70.8 million in 2010 increased from $46.5 million in 2009 primarily due to an increase in income before taxes. The Company’s effective tax rate was 39.5% in 2010 compared to a 2009 effective tax rate of 39.6% after excluding the non-deductible impairment charge to goodwill. The 2010 tax provision includes a reversal of $1.3 million for prior years foreign taxes. The 2009 tax provision reflects the impact of $4.8 million of tax benefits as a result of the reversal of a valuation allowance. Excluding the 2010 charge related to the arbitration award, the loss on the repurchase of debt, the foreign exchange gain in Venezuela and the reversal of prior years foreign taxes, the Company’s 2010 effective tax rate was 39.6% compared to 43.9% in 2009 after excluding the tax effects of the impairment charge, severance costs, losses due to cancellation of interest rate swaps, early retirement of debt, foreign exchange related losses in Venezuela and the tax benefits.

Net Income: The Company reported net income of $108.5 million, or $3.05 per diluted share, compared to a loss of $29.3 million, or a loss of $0.83 per diluted share, reported in 2009. These comparisons have been impacted by the following:

•	In 2010, the $20.0 million charge, $12.3 million net of tax, related to the arbitration award, the pre-tax loss on the repurchase of debt of $31.9 million, or $19.8 million net of tax, the foreign exchange gain in Venezuela of $2.1 million, or $0.8 million net of tax, and the reversal of prior years foreign taxes of $1.3 million. These items decreased 2010 net income per diluted share by $0.85.
•	In 2009, the impairment charge, severance charge, losses due to the cancellation of interest rate swaps, early retirement of debt and foreign exchange related losses in Venezuela, which were partially offset by the tax benefits, reduced pre-tax income by a combined $122.1 million, or $110.2 million net of tax, which decreased net income per diluted share in 2009 by $3.06.

After adjusting for these items, net income in 2010 would have been $138.5 million, or $3.90 per diluted share. This compares favorably to an adjusted net income in 2009 of $80.9 million, or $2.23 per diluted share.

North America Results of Operations

	Years Ended
	December 31,	January 1,	Percent
	2010	2010	Change
	(In millions)

Net sales	$3,889.4	$3,589.1	8.4%
Gross profit	$903.2	$805.6	12.1%
Operating expenses	$667.8	$612.0	9.1%
Operating income	$235.4	$193.6	21.6%

Net Sales: North America net sales in 2010 increased 8.4% to $3,889.4 million from $3,589.1 million in 2009. Excluding favorable effects of foreign exchange rate changes of $54.8 million and favorable effects of copper prices of $60.6 million, North America net sales were $3,774.0 million in 2010, which represents an increase of $184.9 million, or approximately 5.2%, compared to 2009. Excluding $107.9 million of sales in 2009 related to a contract terminated by the Company in late 2009, sales increased organically by 8.4% in 2010.

Gross Margin: Gross margin increased to 23.2% in 2010 from 22.4% in 2009 mainly due to favorable end market sales mix and the Company’s decision to exit a low margin customer contract. The effects of higher copper prices did not impact gross margin percentages; however, the effects of copper prices increased gross profit dollars by $12.9 million in 2010 compared to 2009.

Operating Expenses: Operating expenses increased $55.8 million, or 9.1%, in 2010 compared to 2009. In 2010, the Company recorded a charge of $20.0 million related to an unfavorable arbitration award. Foreign exchange rate changes increased operating expenses by $8.4 million in 2010 while severance charges increased operating expenses by $4.4 million in 2009. Excluding the arbitration award, foreign exchange and the 2009 severance charge, operating expenses increased 5.2% in 2010 compared to 2009 due to higher variable compensation related costs and variable costs associated with the 8.4% increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.

Operating Income: Excluding the charge related to the arbitration award and severance charge in the prior year of $4.4 million, operating income increased by $57.4 million, or 29.0%, in 2010 as compared to 2009. Excluding the charges above, operating margin was 6.6% in 2010 compared to 5.5% in 2009. Favorable foreign exchange rate changes and higher copper prices increased operating income by $3.4 million and $12.9 million, respectively.

Europe Results of Operations

	Years Ended
	December 31,	January 1,	Percent
	2010	2010	Change
	(In millions)

Net sales	$1,023.9	$907.2	12.9%
Gross profit	$239.0	$218.3	9.5%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$241.1	$237.5	1.5%
Operating loss	$(2.1)	$(119.2)	98.3%

nm — not meaningful

Net Sales: When compared to 2009, Europe net sales increased 12.9% to $1,023.9 million in 2010, which includes a decrease of $23.1 million due to unfavorable foreign exchange rate changes and an increase of $9.4 million due to higher copper prices. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $1,037.6 million in 2010 which represents an increase of $130.4 million, or approximately 14.4%, over 2009. Excluding $4.8 million of sales in 2009 related to a contract terminated by the Company in late 2009, sales increased organically by 15.0% in 2010. As a result of the increased manufacturing production in many industries, the Company has been able to continue to grow its sales in the OEM

Supply market significantly over the prior year, although overall sales in this end-market remain well below the run rates of early 2008.

Gross Margin: Gross margin in 2010 was 23.3% compared to 24.1% in 2009. The decline in gross margin is primarily due to an unfavorable customer sales mix, the effects of weaker local currencies on the value of dollar based cost of goods and product cost increases in the OEM Supply end market greater than what the Company was able to recover from customers in the short term. Higher copper prices increased gross profit dollars by $2.9 million in 2010 as compared to the prior year.

Operating Expenses: Excluding the goodwill impairment from the prior year, operating expenses increased $3.6 million, or 1.5%, in 2010 compared to 2009. Foreign exchange rate changes decreased operating expenses by $5.7 million in 2010 while a severance charge increased operating expenses by $1.1 million in 2009. Excluding the foreign exchange impact and the severance charge, operating expenses increased $10.4 million, or 4.4%, primarily due to an increase in variable costs associated with the organic sales growth of 15.0%.

Operating Loss: Operating losses of $2.1 million in 2010 compares to operating losses of $18.1 million in the prior year, excluding the goodwill impairment and severance charge. Excluding the goodwill impairment and severance charge from the prior year, Europe operating margin improved from a negative 2.0% in 2009 to a negative 0.2% in 2010. This year-on-year improvement reflects the cost structure leverage from the 15.0% organic sales growth. Copper prices decreased Europe’s operating loss by $2.9 million in 2010. Foreign exchange rate changes had a minimal impact on operating income in 2010.

Emerging Markets Results of Operations

	Years Ended
	December 31,	January 1,	Percent
	2010	2010	Change
	(In millions)

Net sales	$558.8	$486.1	15.0%
Gross profit	$119.0	$106.7	11.5%
Operating expenses	$86.1	$77.6	10.9%
Operating income	$32.9	$29.1	12.9%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2010 increased 15.0% to $558.8 million from $486.1 million in 2009. Excluding the favorable impact from changes in foreign exchange rates of $19.9 million, Emerging Markets net sales increased 10.9%. The increase in sales is primarily the result of an increase in OEM supply sales over the year ago period as well as higher enterprise cabling sales, both as a result of more project activity in 2010 compared to 2009. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During 2010, Emerging Markets gross margin decreased to 21.3% from 22.0% in 2009, primarily due to unfavorable product sales mix and significantly lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in the current period sales to Venezuela are at a much lower gross margin and are primarily dollar denominated.

Operating Expenses: Operating expenses increased $8.5 million in 2010, or 10.9%, compared 2009. Foreign exchange rate changes increased operating expenses by $3.2 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased $5.3 million, or 6.9%, compared to 2009 due to higher variable compensation related costs and variable costs associated with the 10.9% increase in organic sales.

Operating Income: Emerging Markets operating income increased $3.8 million, or 12.9%, in 2010 compared to 2009. The impact of foreign exchange rates increased operating income by $1.1 million. Operating margin in 2010 was 5.9% compared to 6.0% in 2009. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in the current period sales to Venezuela are at a much lower gross margin and are primarily dollar denominated.

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

Gross margin: Gross margin decreased in the 2009 to 22.7% compared to 23.5% in 2008 mainly due to relatively greater declines in higher gross margin European sales. Sales in Europe, which is the Company’s highest gross margin segment, were down 25.1% organically as compared to the Company-wide organic decline in sales of 15.3%. At the same time, lower gross margin end markets, such as enterprise cabling and security, reported a much lower worldwide organic sales decline as compared to the 15.3% Company-wide organic sales decline. While the Company has experienced price decreases on certain products, including those caused by increased manufacturer discounting and competitive pressure, gross margin were not affected in any material manner as overall product pricing has remained fairly stable. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven inventory lower of cost or market adjustment in Venezuela which reduced gross margin by 10 basis points. In 2008, the Company also recorded a $2.0 million lower of cost or market inventory adjustment in Europe which reduced gross margin slightly. The effects of lower copper prices did not impact gross margin, however, they did reduce gross profit dollars by $32.6 million in 2009 as compared to the prior year.

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

Operating Income: As a result of lower sales and gross margin as well as the impairment charge of $100.0 million in Europe, operating margins were 2.1% in 2009 compared to 6.4% in the prior year. The impairment charge reduced operating margins by 200 basis points in 2009. Inclusive of the impairment charge, operating income of $103.5 million in 2009 compares to operating income of $391.9 million in 2008. Recent acquisitions, unfavorable foreign exchange rates and lower copper prices decreased the Company’s operating income by $2.4 million, $4.3 million and $32.6 million, respectively.

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

Other, net:

	Years Ended
	January 1,	January 2,
	2010	2009
	(In millions)

Foreign exchange loss	$(23.3)	$(18.0)
Cash surrender value of life insurance policies	3.4	(6.5)
Settlement of interest rate swaps	(2.1)	—
Other	2.9	(1.3)

	$(19.1)	$(25.8)

Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $9.5 million in 2009. The Company also recorded a foreign exchange loss of $13.8 million due to the repatriation of cash from Venezuela and the remeasurement of monetary items on the Venezuelan balance sheet at the parallel exchange rate. In 2008, the Company recorded foreign exchange losses of $18.0 million due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Due to the stronger equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $3.4 million in 2009. However, due to the combined effect of sharp declines in both the equity and bond markets during 2008 the Company recorded a loss of $6.5 million in that year. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Income Taxes: The tax provision for 2009 was $46.5 million which resulted in an effective tax rate of 39.6% after excluding the non-deductible impairment charge to goodwill. The 2009 tax provision was reduced by $4.8 million of tax benefits as a result of the reversal of a valuation allowance. Excluding the impairment charge, severance costs, losses due cancellation of interest rate swaps, early retirement of debt, foreign exchange related losses in Venezuela and the tax benefits, the Company’s effective tax rate in 2009 was 43.9%. The tax provision for 2008 was $117.6 million and the effective tax rate was 38.5%, inclusive of $1.6 million of net tax benefits related to the reversal of valuation allowances associated with certain foreign NOL carryforwards. Excluding the tax benefits and a number of items that decreased net income by $39.8 million in 2008, the Company’s effective tax rate in 2008 was 38.2% (see Item 6. “Selected Financial Data” for further information regarding these items). The increase in the effective tax rate in 2009 reflects the larger effects of permanent differences in taxable income versus reported income on a smaller pretax income base and significant changes in country level profitability.

Net Income: The combined effects of the reduced operating earnings driven by the various factors identified above resulted in a net loss of $29.3 million in 2009 as compared to net income of $187.9 million in 2008. Diluted earnings per share for fiscal 2009 of negative $0.83 was reduced by $3.06 due to the previously mentioned impairment charge, severance costs, losses due to the cancellation of interest rate swaps, early retirement of debt and foreign exchange related losses in Venezuela which were partially offset by the tax benefits as discussed. Exclusive of these items, 2009 diluted earnings per share was $2.23 as compared to $4.87 in the prior year, which included a number of items that decreased dilutive earnings per share by $1.03 (see Item 6. “Selected Financial Data” for further information regarding these items).

North America Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$3,589.1	$4,278.8	(16.1%)
Gross profit	$805.6	$998.6	(19.3%)
Operating expenses	$612.0	$683.6	(10.5%)
Operating income	$193.6	$315.0	(38.5%)

Net Sales: When compared to 2008, North America net sales for 2009 decreased 16.1% to $3,589.1 million. Excluding the unfavorable effects of foreign exchange rate changes of $47.0 million, sales related to the recent acquisitions of $62.7 million and the unfavorable impact of copper prices of $134.4 million, North America net sales were $3,707.8 million in 2009, which represents a decrease of $571.0 million, or approximately 13.3%, compared to 2008. The decrease in sales is primarily the result of lower industrial production volumes and lower OEM supply sales. Also contributing to the negative sales comparisons were lower project volume in both the enterprise cabling and wire and cable end markets due to constrained capital conditions in the current recessionary environment.

Gross margin: Gross margin decreased to 22.4% in 2009 from 23.3% in the prior year mainly due to a sales mix shift resulting from slowing sales among higher gross margin electrical wire and cable products and OEM supply products. The effects of lower copper prices did not impact gross margin, however, they did reduce gross profit dollars by $27.1 million in 2009.

Operating Expenses: Operating expenses decreased $71.6 million, or 10.5% in 2009 from the prior year. Foreign exchange rate changes decreased operating expenses by $6.0 million, but recent acquisitions increased operating expense by $20.2 million as compared to the prior year. Operating expenses decreased primarily due to lower variable costs associated with the 13.3% organic decline in sales, benefits of cost reduction actions taken in the fourth quarter of 2008 and the second quarter of 2009 and the effect of lower management incentive expense due to the Company’s earnings being less than the incentive plan targets.

Operating Income: Operating margin was 5.4% in 2009 as compared to 7.4% in 2008. Operating income decreased $121.4 million, or 38.5%, in 2009 as compared to 2008 primarily due to lower sales. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $3.3 million and $27.1 million, respectively, as compared to the prior year.

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

Gross margin: Gross margin decreased to 24.1% in 2009 from 24.7% in 2008. The decline in gross margin is primarily due to a product sales mix shift resulting from slowing sales in higher gross margin OEM supply and electrical wire and cable sales. The effects of lower copper prices did not impact gross margin, however, they did reduce gross profit dollars by $5.5 million in 2009 as compared to 2008.

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

Operating Income: As a result of lower sales and gross margin as well as the impairment charge of $100.0 million in Europe, operating margins were negative 13.1% in 2009 as compared to 2.7% in 2008. The impairment charge reduced operating margins by 11.0% in 2009. Inclusive of the impairment charge, operating losses of $119.2 million in 2009 compare to operating income of $35.9 million in 2008. Recent acquisitions and copper prices increased Europe’s operating loss by $1.3 million and $5.5 million, respectively. Foreign exchange reduced Europe’s operating loss by $1.0 million in 2009.

Emerging Markets Results of Operations

	Years Ended
	January 1,	January 2,	Percent
	2010	2009	Change
	(In millions)

Net sales	$486.1	$548.4	(11.4%)
Gross profit	$106.7	$120.3	(11.2%)
Operating expenses	$77.6	$79.3	(2.0%)
Operating income	$29.1	$41.0	(29.1%)

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2009 decreased 11.4% to $486.1 million from $548.4 million in 2008. Excluding the incremental sales of $3.1 million related to the acquisition of QSM and the unfavorable impact from changes in foreign exchange rates of $29.7 million, Emerging Markets net sales declined 6.5%. The decline in sales is primarily the result of lower multi-national project spending on geographic expansion. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in the Emerging Markets.

Gross margin: During 2009, Emerging Markets gross margin increased to 22.0% from 21.9% in 2008, primarily due to a favorable product sales mix. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven lower of cost or market adjustment on inventory in Venezuela which reduced gross margin by 80 basis points.

Operating Expenses: Operating expenses decreased $1.7 million in 2009, or 2.0% compared to the prior year period. Favorable foreign exchange rate changes decreased operating expenses by $4.7 million in 2009 as compared to the prior year.

Operating Income: Emerging Markets operating income decreased $11.9 million, or 29.1%, in 2009 as compared to the prior year. Operating margins decreased to 6.0% from 7.5% in 2008. Exchange rate changes had a $2.0 million unfavorable impact on operating income.

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

Allowance for Doubtful Accounts: At December 31, 2010 and January 1, 2010, the Company reported net accounts receivable of $1,099.3 million and $941.5 million, respectively. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

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

Inventory Obsolescence: At December 31, 2010 and January 1, 2010, the Company reported inventory of $1,002.7 million and $918.8 million, respectively. Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not or the amount by which a reserve should be established. These factors include the following:

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

A significant element in determining the Company’s net periodic benefit cost in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) is the expected return on plan assets. For 2010, the Company had assumed that the weighted-average expected long-term rate of return on plan assets would be 7.16%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2010. As a result of the combined effect of valuation increases in both the equity and bond markets, the plan assets produced an actual gain of approximately 11.8% in 2010 as compared to a gain of 9.7% in 2009. As a result, the fair value of plan assets increased to $313.8 million at the end of fiscal 2010 from $276.8 million at the end of fiscal 2009. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Other Comprehensive Income,” a component of “Stockholders’ Equity” in the Consolidated Balance Sheet.

The measurement date for all plans of the Company is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2010 and 2009, the Company reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 31, 2010 and January 1, 2010, the Company determined the consolidated weighted-average rate of all plans to be 5.49% and 5.88%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. As a result of the change in the discount rate as well as changes in foreign exchange rates, the projected benefit obligation increased to $400.0 million at the end of fiscal 2010 from $373.8 million at the end of fiscal 2009. As a result of the change in asset values and the projected benefit obligation, the Company’s consolidated net pension liability was $86.2 million at the end of fiscal 2010 compared to $97.0 million at the end of 2009.

Based on the consolidated weighted-average discount rate at the beginning of 2010 and 2009 (5.88% and 6.12%, respectively), the Company recognized a consolidated pre-tax net periodic cost of $16.7 million in 2010, up from $16.0 million in 2009. The Company estimates its 2011 net periodic cost to decrease by approximately 4.3% primarily due to lower interest costs as a result of lower discount rates as well as higher asset levels.

Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2011 pension expense of approximately $3.2 million and an increase in the projected benefit obligations at December 31, 2010 of $34.3 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2011 expense of approximately $1.1 million.

Goodwill and Indefinite-Lived Intangible Assets: On an annual basis, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined based on the income approach, using a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. The Company also reviews market multiple information to corroborate the fair value conclusions recorded through the aforementioned income approach. If step one indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company performed its 2010 annual impairment analysis during the third quarter of 2010 and concluded that no impairment existed. The Company expects the carrying amount of remaining goodwill to be fully recoverable.

In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP during the second fiscal quarter of 2009.

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

Uncertain Tax Positions: In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company’s tax positions comply with applicable tax law and the Company intends to defend its positions. The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company’s effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the Company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

As of December 31, 2010, the aggregate amount of global uncertain tax position liabilities and related interest and penalties recorded was approximately $5.9 million. The uncertain tax positions cover a wide range of issues, in particular related to intercompany charges and foreign withholding taxes on such charges as well as on importations, and involve numerous different taxing jurisdictions.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in “Other, net” in the Company’s Consolidated Statements of Operations. During periods of volatility in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.

Foreign Exchange Risk

The Company’s foreign currency-denominated sales were 34% in 2010, 33% in 2009 and 36% in 2008. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), and Venezuela (Bolivar).

The Company’s investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive income/loss in the Company’s Consolidated Balance Sheets. In addition, as the Company’s subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

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

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. At December 31, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $223.0 million and $198.3 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in the Company recording a

$23.2 million and $21.4 million loss in fiscal 2010 and 2009, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, the Company would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.

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

In May of 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, the Company is limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was adjusted to 5.3 bolivars to one USD at July 2, 2010. As a result, during the second quarter of 2010, the Company recorded a pre-tax foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. The bolivar to USD exchange rate was 5.53 bolivars to one USD at the end of 2010.

The rate at which the Company obtains permission to repatriate cash through SITME varies and it is determined by the Central Bank. The rate reflected in the Company’s consolidated financial statements is the average exchange rate obtained during the reporting period for transactions that the Company executes through SITME. The Company often receives small approval amounts from the regulatory authority in Venezuela at a rate of 4.30; however, the Company doesn’t consider this representative of the rate at which it can repatriate significant cash in a consistent manner. Therefore, the Company doesn’t use this rate for U.S. GAAP accounting.

Interest Rate Risk

The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swaps (cash flow hedges) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and continental Europe and are designated as hedging instruments. The Company does not enter into interest rate transactions for speculative purposes. Changes in the value of the interest rate swaps are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparties to its interest rate swap contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. When entered into, these financial instruments were designated as hedges of underlying exposures (interest payments associated with the U.K. and continental Europe borrowings) attributable to changes in the respective benchmark interest rates. Currently, the fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At December 31, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income/Loss in the Company’s Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at December 31, 2010 or January 1, 2010. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would have increased interest expense by $0.6 million and $0.5 million in fiscal 2010 and 2009, respectively.

Fair Market Value of Debt Instruments

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.

The carrying value of the Company’s nonconvertible fixed-rate debt (specifically, Notes due 2015 and Notes due 2014) was $230.6 million and $363.5 million at December 31, 2010 and January 1, 2010, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $239.3 million and $381.5 million at December 31, 2010 and January 1, 2010, respectively. The decline in the carrying value and the estimated fair value of the Company’s nonconvertible fixed-rate debt is due to the repurchase of a portion of the Notes due 2014 during fiscal 2010. The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 2.0% and 2.8% at December 31, 2010 and at January 1, 2010, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed-rate debt would increase by 2.0% and 2.8% at December 31, 2010 and at January 1, 2010, respectively.

The carrying value of the Company’s outstanding convertible fixed-rate debt (specifically, Notes due 2013 and Notes due 2033) was $312.7 million at December 31, 2010 and $361.8 million at January 1, 2010. As the Company’s outstanding convertible fixed-rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $433.5 million at December 31, 2010 from $465.7 million at January 1, 2010. The decline in the estimated fair value of the Company’s convertible debt is primarily due to the repurchase of a portion of the Notes due 2033 during fiscal 2010. A hypothetical 10% increase in the price of the Company’s common stock from the price at December 31, 2010 and January 1, 2010 would have increased the fair value of its then outstanding convertible debt by $43.4 million and $46.6 million, respectively.

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

See Note 8. “Derivative Instruments and Hedging Activities” (“Interest rate agreements” and “Foreign currency forward contracts”) and Note 9. “Fair Value Measurements” in the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Anixter International Inc.:

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 31, 2010 and January 1, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 31, 2010 and January 1, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2011

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009

Net sales	$5,472.1	$4,982.4	$6,136.6
Cost of goods sold	4,210.9	3,851.8	4,693.8

Gross profit	1,261.2	1,130.6	1,442.8

Cost of operations:
Operating expenses	995.0	927.1	1,050.9
Goodwill impairment	—	100.0	—

Total operating expenses	995.0	1,027.1	1,050.9

Operating income	266.2	103.5	391.9
Other expense:
Interest expense	(53.6)	(66.1)	(60.6)
Net loss on retirement of debt	(31.9)	(1.1)	—
Other, net	(1.4)	(19.1)	(25.8)

Income before income taxes	179.3	17.2	305.5
Income tax expense	70.8	46.5	117.6

Net income (loss)	$108.5	$(29.3)	$187.9

Net income (loss) per share:
Basic	$3.18	$(0.83)	$5.30
Diluted	$3.05	$(0.83)	$4.87
Dividend declared per common share	$3.25	$—	$—

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	January 1,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$78.4	$111.5
Accounts receivable (Includes $407.8 at December 31, 2010 associated with securitization facility)	1,099.3	941.5
Inventories	1,002.7	918.8
Deferred income taxes	50.3	47.5
Other current assets	50.5	31.7

Total current assets	2,281.2	2,051.0
Property and equipment, at cost	288.9	279.5
Accumulated depreciation	(204.3)	(192.0)

Net property and equipment	84.6	87.5
Goodwill	374.3	357.7
Other assets	193.2	175.5

	$2,933.3	$2,671.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648.7	$505.4
Accrued expenses	218.9	155.9
Short-term debt (Includes $200.0 at December 31, 2010 associated with securitization facility)	203.6	8.7

Total current liabilities	1,071.2	670.0
Long-term debt	688.8	821.4
Other liabilities	162.5	156.2

Total liabilities	1,922.5	1,647.6
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,323,061 and 34,700,481 shares issued and outstanding in 2010 and 2009, respectively	34.3	34.7
Capital surplus	230.1	225.1
Retained earnings	774.2	819.6
Accumulated other comprehensive loss:
Foreign currency translation	16.8	3.4
Unrecognized pension liability	(43.9)	(56.8)
Unrealized loss on derivatives, net	(0.7)	(1.9)

Total accumulated other comprehensive loss	(27.8)	(55.3)

Total stockholders’ equity	1,010.8	1,024.1

	$2,933.3	$2,671.7

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009

Operating activities:
Net income (loss)	$108.5	$(29.3)	$187.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on retirement of debt	31.9	1.1	—
Goodwill impairment	—	100.0	—
Depreciation	22.5	24.1	24.9
Accretion of debt discount	18.8	21.1	18.5
Stock-based compensation	16.7	15.2	18.2
Deferred income taxes	21.6	(1.6)	(8.0)
Amortization of intangible assets	11.3	13.0	9.7
Amortization of deferred financing costs	2.7	2.9	1.6
Excess income tax benefit from employee stock plans	(5.4)	(0.7)	(10.2)
Changes in current assets and liabilities:
Accounts receivable	(136.0)	149.4	87.8
Inventories	(63.6)	264.8	(141.8)
Accounts payable and other current assets and liabilities, net	166.1	(107.3)	(68.8)
Other, net	0.1	(11.8)	5.2

Net cash provided by operating activities	195.2	440.9	125.0
Investing activities:
Acquisition of businesses, net of cash acquired	(36.4)	(1.8)	(180.3)
Capital expenditures, net	(19.6)	(21.9)	(32.4)

Net cash used in investing activities	(56.0)	(23.7)	(212.7)
Financing activities:
Proceeds from borrowings	1,029.2	316.5	1,119.1
Repayment of borrowings	(778.0)	(716.7)	(922.8)
Payment of cash dividend	(111.0)	(0.3)	(0.7)
Purchases of common stock for treasury	(41.2)	(34.9)	(104.6)
Retirement of Notes due 2014	(165.5)	(26.5)	—
Retirement of Convertible Notes due 2033 — debt component	(65.6)	(56.5)	—
Retirement of Convertible Notes due 2033 — equity component	(54.0)	(34.3)	—
Proceeds from stock options exercised	8.7	2.5	10.1
Deferred financing costs	(0.3)	(6.7)	(0.5)
Excess income tax benefit from employee stock plans	5.4	0.7	10.2
Proceeds from issuance of Notes due 2014	—	185.2	—

Net cash (used in) provided by financing activities	(172.3)	(371.0)	110.8

(Decrease) increase in cash and cash equivalents	(33.1)	46.2	23.1
Cash and cash equivalents at beginning of period	111.5	65.3	42.2

Cash and cash equivalents at end of period	$78.4	$111.5	$65.3

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Income

Balance at December 28, 2007	36.3	$36.3	$207.5	$797.8	$50.9
Net income	—	—	—	187.9	—	$187.9
Other comprehensive income:
Foreign currency translation	—	—	—	—	(107.4)	(107.4)
Changes in unrealized pension cost, net of tax of $19.0	—	—	—	—	(28.2)	(28.2)
Changes in fair market value of derivatives, net of tax of $1.7	—	—	—	—	(4.3)	(4.3)

Comprehensive income						$48.0

Purchase and retirement of treasury stock (see Note 11.)	(1.7)	(1.7)	—	(102.9)	—
Stock-based compensation	—	—	18.2	—	—
Issuance of common stock and related tax benefits	0.7	0.7	18.0	—	—

Balance at January 2, 2009	35.3	$35.3	$243.7	$882.8	$(89.0)
Net loss	—	—	—	(29.3)	—	$(29.3)
Other comprehensive income:
Foreign currency translation	—	—	—	—	52.7	52.7
Changes in unrealized pension cost, net of tax of $0.9	—	—	—	—	(19.9)	(19.9)
Changes in fair market value of derivatives, net of tax of $0.4	—	—	—	—	0.9	0.9

Comprehensive income						$4.4

Purchase and retirement of treasury stock (see Note 11.)	(1.0)	(1.0)	—	(33.9)	—
Equity component of repurchased convertible debt (see Note 11.)	—	—	(34.3)	—	—
Stock-based compensation	—	—	15.2	—	—
Issuance of common stock and related tax benefits	0.4	0.4	0.5	—	—

Balance at January 1, 2010	34.7	$34.7	$225.1	$819.6	$(55.3)
Net income	—	—	—	108.5	—	$108.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	13.4	13.4
Changes in unrealized pension cost, net of tax of $3.1	—	—	—	—	12.9	12.9
Changes in fair market value of derivatives, net of tax of $0.9	—	—	—	—	1.2	1.2

Comprehensive income						$136.0

Dividend declared on common stock ($3.25 per share)	—	—	—	(113.7)	—
Purchase and retirement of treasury stock (see Note 11.)	(1.0)	(1.0)		(40.2)	—
Equity component of repurchased convertible debt, net of tax of $33.6 (see Note 11.)	—	—	(20.4)	—	—
Stock-based compensation	—	—	16.7	—	—
Issuance of common stock and related tax benefits	0.6	0.6	8.7	—	—

Balance at December 31, 2010	34.3	$34.3	$230.1	$774.2	$(27.8)

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is engaged in the distribution of communications and security products, electrical wire and cable products, fasteners and small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2010 and 2009 and 53 weeks in 2008. Certain amounts have been reclassified to conform to the current year presentation.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts which was $24.1 million and $25.7 million at the end of 2010 and 2009, respectively. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $12.3 million, $12.4 million and $37.0 million in 2010, 2009 and 2008, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. The higher provision in 2008 was due to the rapid deterioration of the credit markets and economic conditions that resulted in two large customer bankruptcies which resulted in bad debt losses of $24.1 million. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment: At December 31, 2010, net property and equipment consisted of $58.6 million of equipment and computer software and approximately $26.0 million of buildings and leasehold improvements. At January 1, 2010, net property and equipment consisted of $61.6 million of equipment and computer software and approximately $25.9 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $22.5 million, $24.1 million and $24.9 million in 2010, 2009 and 2008, respectively.

Costs for software developed for internal use are capitalized when the preliminary project stage is complete and the Company has committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 31, 2010 and January 1, 2010, capitalized costs, net of accumulated amortization, for software developed for internal use was approximately $22.4 million and $17.0 million, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2010, 2009 or 2008 was insignificant.

Goodwill: On an annual basis, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The estimates of fair value of a reporting unit are determined using the income approach based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s forecast of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units from the perspective of market participants. The Company also reviews market multiple information to corroborate the fair value conclusions recorded through the aforementioned income approach. If step one indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The Company performed its 2010 annual impairment analysis during the third quarter of 2010 and concluded that no impairment existed. The Company expects the carrying amount of remaining goodwill to be fully recoverable.

In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis be performed under Generally Accepted Accounting Principles (“U.S. GAAP”) during the second fiscal quarter of 2009.

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

Therefore, the Company performed a second step of the impairment test to estimate the implied fair value of goodwill in Europe. In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would be an implied value attributable to goodwill of $12.1 million in the Europe reporting unit and accordingly, in the second quarter of 2009, the Company recorded a non-cash impairment charge related to the write-off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.

Convertible Debt: The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The liability and equity components are accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The bifurcation of the component of debt, classification of that component in equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impact the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) and the Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) which are described further in Note 5. “Debt”.

The following table provides additional information about the Company’s convertible debt instruments that are subject to these accounting requirements:

	December 31, 2010		January 1, 2010
($ and shares in millions, except conversion prices)	Notes due 2013	Notes due 2033	Notes due 2013		Notes due 2033

Carrying amount of the equity component	$53.3	$(45.7)	$53.3		$(25.3)
Principal amount of the liability component	$300.0	$100.2	$300.0		$240.3
Unamortized discount of liability component(a)	$(35.8)	$(51.7)	$(50.9)		$(127.6)
Net carrying amount of liability component	$264.2	$48.5	$249.1		$112.7
Remaining amortization period of discount (a)	26 months	271 months	(c	)	(c	)
Conversion price	$59.78	$30.22	(c	)	(c	)
Number of shares to be issued upon conversion	5.0	1.6	(c	)	(c	)
If-converted value exceeds principal amount(b)	$—	$47.4	(c	)	(c	)

(a)	The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. For convertible debt accounting purposes, the expected life of the Notes due 2013 and the Notes due 2033 have been determined to be six years and four years from the issuance date, respectively. As such, the Company is amortizing the unamortized discount through interest expense through February of 2013 for the Notes due

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013. As of the end of fiscal 2010, the remaining discount related to the Notes due 2033 represents the original discount and will be amortized through July of 2033 at the original rate of 3.25%. This is due to the Notes due 2033 being outstanding past the original four-year expected life used for accounting purposes at issuance.

(b)	If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $77.71. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2010. The Notes due 2033 are convertible when the sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is more than 120% of the accreted conversion price per share of common stock on the last day of such preceding fiscal quarter. Based on the Company’s stock prices during the year as compared to the accreted conversion price at December 31, 2010, the Notes due 2033 are currently convertible.

(c)	Data not required for comparative purposes.

The fair value of the liability component related to the Notes due 2013 was initially calculated based on a discount rate of 7.1%, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for the similar instrument was six years which was used to develop this nonconvertible debt borrowing rate. Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Non-cash interest cost recognized for the Notes due 2013 was $15.1 million, $14.1 million and $13.1 million for fiscal years 2010, 2009 and 2008, respectively. Cash interest cost recognized for the Notes due 2013 was $3.0 million in 2010, 2009 and 2008.

The fair value of the liability component related to the Notes due 2033 was initially calculated based on a discount rate of 6.1%, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for the similar instrument was four years which was used to develop this nonconvertible debt borrowing rate. Therefore, the amount of interest expense associated with the initial discount has been fully recognized over the expected life as of the end of 2007 (i.e., four years from issuance of these notes). Interest cost recognized for the Notes due 2033 was $2.9 million, $5.2 million and $5.3 million for fiscal years 2010, 2009 and 2008, respectively, based on the zero-coupon rate of 3.25% associated with the Notes due 2033.

Intangible assets: Intangible assets, included in other assets on the consolidated balance sheets, primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At December 31, 2010 and January 1, 2010, the Company’s gross carrying amount of intangible assets subject to amortization was $137.4 million and $132.6 million, respectively. Accumulated amortization was $52.9 million and $42.4 million at December 31, 2010 and January 1, 2010, respectively. Intangible amortization expense related to all of the Company’s net intangible assets of $84.5 million at December 31, 2010 is expected to be approximately $11.9 million per year for the next five years.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Operations. The Company recognized $2.3 million, $23.3 million and $18.0 million in net foreign exchange losses in 2010, 2009 and 2008, respectively. See “Other, net” discussion herein for further information regarding the losses recorded in 2009 and 2008.

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

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs were $10.1 million, $10.0 million and $12.7 million in 2010, 2009 and 2008, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses in the Consolidated Statements of Operations, which were $97.0 million, $86.9 million and $105.3 million for the years ended 2010, 2009 and 2008, respectively.

Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Operations for the fiscal years 2010, 2009 and 2008:

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
	(In millions)

Other, net (loss) gain:
Foreign exchange	$(2.3)	$(23.3)	$(18.0)
Cash surrender value of life insurance policies	3.0	3.4	(6.5)
Settlement of interest rate swaps	—	(2.1)	—
Other	(2.1)	2.9	(1.3)

	$(1.4)	$(19.1)	$(25.8)

In 2010, the Company recognized a foreign exchange gain of $2.1 million associated with the remeasurement of Venezuela’s bolivar-denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate. The Company also recorded a foreign exchange loss of $13.8 million in 2009 due to the repatriation of cash from Venezuela and the remeasurement of monetary items on the Venezuelan balance sheet at the parallel exchange rate. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded other foreign exchange losses of $4.4 million and $9.5 million in 2010 and 2009, respectively. In 2008, the Company recorded foreign exchange losses of $18.0 million due to both a sharp change in the relationship between the U.S. dollar and all of the major currencies in which the Company conducts its business and, for several weeks, a period of highly volatile conditions in the foreign exchange markets. Due to the positive equity market performance, the value of Company-owned life insurance policies increased resulting in a gain of $3.0 million and $3.4 million in 2010 and 2009, respectively. However, due to the combined effect of sharp declines in both the equity and bond markets during 2008 the Company recorded a loss of $6.5 million in that year. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Recently issued and adopted accounting pronouncements: In June 2009, the FASB issued a new accounting statement that is designed to address the potential impacts on the provisions and application of previously issued guidance on the consolidation of variable interest entities as a result of the elimination of the qualifying special purpose entity concept. The Company adopted the provisions of the new guidance at the beginning of fiscal 2010. The Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly owned, bankruptcy remote, variable interest entity (“VIE”). The Company is the primary beneficiary as defined under this accounting guidance and, therefore, consolidates the account balances of ARC. As a result of the adoption, assets and liabilities of ARC are presented separately on the Company’s Consolidated Balance Sheet at December 31, 2010. The adoption did not change the Company’s accounting for VIE’s as ARC was previously consolidated and included in the Company’s Consolidated Balance Sheet. See Note 5. “Debt” for further information regarding ARC and the impact to the Company’s Consolidated Financial Statements at the end of 2010.

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair value measurements. The new guidance requires new disclosures relating to significant transfers between Level 1 and 2 of the fair value hierarchy and, for Level 3 fair value measurements, disclosures regarding purchases, sales, issuances and settlements. The guidance also clarifies existing disclosures about inputs and valuation techniques and the appropriate level of disaggregation of assets and liabilities for which fair values are provided. The Company has provided these disclosures in Note 9. “Fair Value Measurements” in the notes to the consolidated financial

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The Company does not have any Level 3 fair value measurements under the fair value hierarchy as of December 31, 2010.

NOTE 2.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Years Ended
	December 31,	January 1,	January 2,
(In millions, except per share data)	2010	2010	2009

Basic Income (Loss) per Share:
Net income (loss)	$108.5	$(29.3)	$187.9

Weighted-average common shares outstanding	34.1	35.1	35.4
Net income (loss) per basic share	$3.18	$(0.83)	$5.30
Diluted Income (Loss) per Share:
Net income (loss)	$108.5	$(29.3)	$187.9
Weighted-average common shares outstanding	34.1	35.1	35.4
Effect of dilutive securities:
Stock options and units	0.5	—	0.8
Convertible notes due 2033	0.9	—	2.4
Convertible senior notes due 2013	—	—	—

Weighted-average common shares outstanding	35.5	35.1	38.6

Net income (loss) per diluted share	$3.05	$(0.83)	$4.87

The Company’s Notes due 2013 are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. The conversion rate and the conversion price of the Notes due 2013 were adjusted in October 2010 to reflect the special dividend (see Note 11. “Stockholders’ Equity”). For further information regarding these adjustments, see Note 5. “Debt”. The Company’s average stock price for fiscal 2010 and 2009 did not exceed the conversion price of $59.78 in fiscal 2010 or $63.48 in fiscal 2009 and, therefore, the Notes due 2013 were antidilutive for both of these periods.

The Company’s Notes due 2033 are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. The conversion rate of the Notes due 2033 was adjusted in October 2010 to reflect the special dividend. For further information regarding these adjustments, see Note 5. “Debt.” As a result of the conversion value exceeding the average accreted principal value at the end of 2010 and 2008, the Company included 0.9 million and 2.4 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted-average common shares outstanding. Although convertible, as a result of the Company’s recognition of a net loss in fiscal 2009, 0.8 million additional shares were excluded from the computation of diluted earnings per share because they were antidilutive.

The Company repurchased a portion of its common stock in 2010 which resulted in the recognition of additional net income per diluted share of $0.07 in fiscal 2010. Although the Company repurchased shares in 2009, the impact on the net loss per diluted share for that period was insignificant.

In 2010 and 2008, 0.5 million and 0.8 million additional shares related to stock options and stock units were included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. Conversely, as a result of the Company’s recognition of a net loss in fiscal 2009,

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.5 million additional shares related to stock option and stock units were excluded from the computation of diluted earnings per share, because they were antidilutive. In 2010, 2009 and 2008, the Company issued 0.6 million, 0.4 million and 0.7 million shares, respectively, due to stock option exercises and vesting of stock units.

NOTE 3.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	January 1,
	2010	2010
	(In millions)

Salaries and fringe benefits	$94.6	$67.5
Other accrued expenses	124.3	88.4

Total accrued expenses	$218.9	$155.9

Accrued expenses increased to $218.9 million at the end of fiscal 2010 from $155.9 million at the end of fiscal 2009 as a result of higher variable costs, including employee incentives, due to the growth in sales during fiscal 2010. Also, the increase is due to the accrual of $25.3 million related to the unfavorable arbitration ruling at the end of 2010. The accrual for the arbitration ruling includes the interim award and associated expenses estimated at the end of fiscal 2010. The Company also has recorded an asset of $5.2 million for insurance proceeds related to this matter that are probable for recovery. See Note 6. “Commitments and Contingencies” for further information regarding this matter.

NOTE 4.	SEVERANCE

In 2009 and 2008, the Company undertook expense reduction actions that resulted in $5.7 million and $8.1 million, respectively, of severance costs primarily related to staffing reductions needed to re-align the Company’s business in response to current market conditions. The majority of these costs were incurred in North America while the balance of the expenses was primarily incurred in Europe. There were no such actions taken in 2010 and the 2009 obligations for these expense reduction actions were fully paid by the end of 2010.

NOTE 5.	DEBT

Certain debt agreements entered into by the Company’s subsidiaries contain various restrictions. The Company has guaranteed substantially all of the debt of its subsidiaries. Aggregate annual maturities of debt at December 31, 2010 were as follows: 2011 — $203.6 million; 2012 — $194.0 million; 2013 — $264.2 million; 2014 — $30.6 million and 2015 — $200.0 million. The estimated fair value of the Company’s debt at December 31, 2010 and January 1, 2010 was $1,021.9 million and $952.0 million, respectively, based on public quotations and current market rates. Interest paid in 2010, 2009 and 2008 was $36.4 million, $37.2 million and $40.7 million, respectively. The Company’s weighted-average borrowings outstanding were $845.0 million and $983.1 million for the fiscal years ending December 31, 2010 and January 1, 2010, respectively. The Company’s weighted-average cost of borrowings was 6.3%, 6.7% and 5.4% for the years ended December 31, 2010 and January 1, 2010 and January 2, 2009, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt is summarized below:

	December 31,	January 1,
	2010	2010
	(In millions)

Long-term debt:
Convertible senior notes due 2013	$264.2	$249.1
Senior notes due 2015	200.0	200.0
Revolving lines of credit and other	145.5	96.1
Convertible notes due 2033	48.5	112.7
Senior notes due 2014	30.6	163.5

Total long-term debt	688.8	821.4
Short-term debt	203.6	8.7

Total debt	$892.4	$830.1

Revolving Lines of Credit

At the end of fiscal 2010, the Company had approximately $259.8 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the following credit facilities totaled $145.5 million and $96.1 million at December 31, 2010 and January 1, 2010, respectively.

At December 31, 2010, the Company’s primary liquidity source is the $350 million (or the equivalent in Euro) 5-year revolving credit agreement at Anixter Inc. maturing in April of 2012. At December 31, 2010, long-term borrowings under this facility were $131.1 million as compared to $95.8 million of outstanding long-term borrowings at the end of fiscal 2009. The following are the key terms to the revolving credit agreement:

•	The consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage of 2.25 times through September 30, 2010, 2.50 times from December 2010 through December 2011 and 3.00 times thereafter. As of December 31, 2010, the consolidated fixed charge coverage ratio was 3.70.
•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of December 31, 2010, the consolidated leverage ratio was 1.90.
•	Anixter Inc. is required to have, on a proforma basis, a minimum of $50 million of availability under the revolving credit agreement at any time it elects to distribute funds to the Company to prepay, purchase or redeem the Company’s indebtedness.
•	Anixter Inc. is permitted to distribute funds to the Company for payment of dividends and share repurchases up to a maximum amount of $150 million plus 50% of Anixter Inc.’s cumulative net income from July of 2009 through the maturity of the facility. In both 2010 and 2009, the Company repurchased 1.0 million shares for $41.2 million and $34.9 million, respectively. In 2010, the Company paid a special dividend of $111.0 million. As of December 31, 2010, Anixter Inc. has the ability to distribute $43.4 million of funds to the Company.
•	The ratings-based pricing grid is such that the all-in drawn cost of borrowings, based on Anixter Inc.’s current credit ratings of BB+/Ba1, is Libor plus 250 basis points on all borrowings.

The agreement, which is guaranteed by the Company, contains financial covenants that restrict the amount of leverage and set a minimum fixed charge coverage ratio as described above. The Company is in compliance with all of these covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

given the current trends of the business. As of December 31, 2010, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

The Company’s operating subsidiary in Canada, Anixter Canada Inc., has a $40.0 million (Canadian dollar) unsecured revolving credit facility, that matures in April of 2012 and is used for general corporate purposes. The Canadian dollar-borrowing rate under the agreement is the BA/CDOR plus the applicable bankers’ acceptance fee (currently 250.0 basis points) for Canadian dollar advances or the prime rate plus the applicable margin (currently 150.0 basis points). In addition, standby fees on the unadvanced balance are currently 65.0 basis points. At December 31, 2010 and January 1, 2010, the Company had no borrowings outstanding under this facility.

Excluding the primary revolving credit facility and the $40.0 million (Canadian dollar) facility at December 31, 2010 and January 1, 2010, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $14.4 million and $0.3 million, respectively, which mature beyond twelve months of the Company’s fiscal year end December 31, 2010.

Senior Notes Due 2014

In March 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million in principal of its 10% Senior Notes due 2014 (“Notes due 2014”) which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. At December 31, 2010 and January 1, 2010, the Notes due 2014 outstanding was $30.6 million and $163.5 million, respectively. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

Convertible Debt

Convertible Senior Notes Due 2013

In February 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. The Notes due 2013 are structurally subordinated to the indebtedness of Anixter.

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. Prior to the declaration of the special dividend in 2010 (see Note 11. “Stockholders’ Equity”), the Notes due 2013 were convertible, at the holders’ option, at an initial conversion rate of 15.753 shares per $1,000 principal amount of Notes due 2013, equivalent to a conversion price of $63.48 per share. As a result of the payment of the special dividend in 2010, the conversion rate and conversion price were adjusted. Holders of the Notes due 2013 may convert each Note into 16.727 shares, or 5.0 million, compared to 15.753 shares, or 4.7 million, before the adjustment of the Company’s common stock. The Company has sufficient authorized shares to settle such conversion. The conversion price of $63.48 per share was adjusted to $59.78 per share.

In periods during which the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of fiscal 2010, the Notes due 2013 are not currently convertible.

In connection with the Notes due 2013 issuance in February 2007, the Company purchased a call option that initially covered 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of the special dividend in 2010, the purchased call option had an exercise price of $63.48 per share. As a result of the special dividend, this price was adjusted to $59.78 per share and the shares related to the call option were adjusted to 5.0 million shares.

Concurrently with purchasing the call option, the Company sold to the counterparty a warrant to purchase 4.7 million shares of its common stock, subject to customary anti-dilution adjustments. Prior to the payment of the special dividend in 2010, the sold warrant had an exercise price of $82.80 and may not be exercised prior to the maturity of the notes. As a result of the special dividend, the price was adjusted to $77.98 per share and the shares related to the warrant were adjusted to 5.0 million shares.

Holders of the Notes due 2013 may convert them prior to the close of business on the business day before the maturity date based on the applicable conversion rate only under the following circumstances:

Conversion Based on Common Stock Price

Holders may convert during any fiscal quarter and only during any fiscal quarter, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price per share, or $77.71. The conversion price per share is equal to $1,000 divided by the then applicable conversion rate (currently 16.727 shares per $1,000 principal amount).

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion at Maturity

Holders may surrender their Notes due 2013 for conversion at any time beginning on January 15, 2013 and ending at the close of business on the business day immediately preceding the maturity date.

The “conversion rate” is 16.727 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments. These adjustments consist of adjustments for:

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

The “conversion value” of the Notes due 2013 means the average of the daily conversion values, as defined below, for each of the 20 consecutive trading days of the conversion reference period. The “daily conversion value” means, with respect to any trading day, the product of (1) the applicable conversion rate and (2) the volume weighted-average price per share of the Company’s common stock on such trading day.

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

Convertible Notes Due 2033

The Company’s 3.25% zero coupon Notes due 2033 have an aggregate principal amount at maturity of $100.2 million as of December 31, 2010. The book value of the Notes due 2033 was $48.5 million and $112.7 million at December 31, 2010 and January 1, 2010, respectively. The principal amount at maturity of each note due 2033 is $1,000 and they are structurally subordinated to the indebtedness of Anixter. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount. If the conversion value exceeds the accreted principal amount of the Notes due 2033 at the time of conversion, the amount in excess of the accreted value will be settled in stock. The Company may redeem the Notes due 2033, in whole or in part, on or after July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase, in cash, all or a portion of their Notes due 2033 on the following dates:

•	July 7, 2011 at a price equal to $492.01 per Convertible Note due 2033;
•	July 7, 2013 at a price equal to $524.78 per Convertible Note due 2033;
•	July 7, 2018 at a price equal to $616.57 per Convertible Note due 2033;
•	July 7, 2023 at a price equal to $724.42 per Convertible Note due 2033; and
•	July 7, 2028 at a price equal to $851.13 per Convertible Note due 2033.

Although the Notes due 2033 are convertible at the end of 2010 and the holders may require the Company to purchase their notes on July 7, 2011, they are classified as long-term at December 31, 2010 as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accreted conversion price per share as of any day will equal the initial principal amount of this security plus the accrued issue discount to that day, divided by the conversion rate on that day. Prior to the payment of the special dividend in 2010, holders of the Notes due 2033 could convert each Note into 15.067 shares, or 1.5 million, of the Company’s common stock for which the Company has sufficient authorized shares to settle such conversion. As a result of the payment of the special dividend in 2010, the conversion rate was adjusted to 16.023 shares, or 1.6 million shares.

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

The conversion trigger price per share of the Company’s common stock is equal to the accreted conversion price per share of common stock multiplied by 120%. The conversion trigger price for the fiscal quarter beginning July 1, 2033 is $74.89. The foregoing calculation of the conversion trigger price assumes that no future events will occur that would require an adjustment to the conversion rate.

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

The “conversion rate” is 16.023 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments. These adjustments consists of adjustments for:

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

Senior Notes Due 2015

Anixter Inc. also has the $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Short-term Borrowings

As of December 31, 2010 and January 1, 2010, the Company’s short-term debt outstanding was $203.6 million and $8.7 million, respectively. Short-term debt consists primarily of the funding related to accounts receivable securitization facility which Anixter Inc. renewed for a new 364-day period ending in July of 2011. Specifically, the Company amended its Amended and Restated Receivables Purchase Agreement and its Amended and Restated Receivables Sale Agreement, both dated October 3, 2002. The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 115 basis points (previously CP plus 150 basis points). Unused capacity fees decreased from a range of 75 to 85 basis points to a range of 57.5 to 60 basis points. All other material terms and conditions remain unchanged.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC, which is considered a wholly-owned, bankruptcy-remote VIE. The Company is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of December 31, 2010, $407.8 million of the Company’s receivables were sold to ARC. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $200.0 million. The assets of ARC (limited to the amount of outstanding borrowings) are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings. The average outstanding funding extended to ARC during 2010 and 2009 was approximately $112.2 million and $42.3 million, respectively. The issuance costs related to amending and restating the accounts receivable securitization facility totaled $0.3 million in 2010.

Repurchases of Debt

During 2010, Anixter Inc. retired $133.7 million of accreted value of its Notes due 2014 for $165.5 million. Available cash and other borrowings were used to retire these notes. As a result, the Company recognized a pre-tax loss of $33.3 million, inclusive of $2.7 million of debt issuance costs that were written off and $0.3 million of fees associated with the repurchase.

During 2010, the Company repurchased a portion of the Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $67.0 million, recorded a reduction in equity of $54.0 million ($20.4 million, net of the reduction of deferred tax liabilities of $33.6 million), which was based on the fair value of the liability and equity components at the time of repurchase. The repurchases resulted in the recognition of a pre-tax gain of $1.4 million.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company’s primary operating subsidiary, Anixter Inc., retired $23.6 million of accreted value of the Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year-end 2009). Available cash was used to retire these notes. As a result of the retirement, the Company recognized a pre-tax loss of $4.7 million, inclusive of $0.6 million of debt issue costs that were written off.

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with the repurchases and in accordance with accounting rules for convertible debt instruments, the Company reduced the accreted value of the debt by $60.1 million and recorded a reduction in equity of $34.3 million (reflecting the fair value of the liability and equity components at the time of repurchase). The repurchases resulted in the recognition of a pre-tax gain of $3.6 million.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

Minimum lease commitments under operating leases at December 31, 2010 are as follows:

(In millions)

2011	$60.3
2012	50.0
2013	38.3
2014	30.1
2015	23.2
2016 and thereafter	58.2

Total	$260.1

Total rental expense was $78.4 million, $79.6 million and $82.0 million in 2010, 2009 and 2008, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 31, 2010 were $2.2 million.

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

On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded on October 22, 2010 and the arbitration panel rendered its decision on December 13, 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million and ruled that Raytheon Co. may seek an additional award of attorneys’ fees and arbitration proceeding costs in this matter. Raytheon Co. has sought $3.4 million to reimburse it for attorneys’ fees and arbitration proceeding costs in this matter. The Company has appealed the interim award. The Company recorded a

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax charge of $20.0 million in the fourth quarter of 2010 which approximates the expected cost of the award after consideration of insurance proceeds and all legal costs.

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

Taxable Income:  Domestic income before income taxes was $115.1 million, $95.9 million and $196.3 million for 2010, 2009 and 2008, respectively. Foreign income before income taxes (and before goodwill impairment loss) was $64.2 million, $21.3 million and $109.2 million for fiscal years 2010, 2009 and 2008, respectively.

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense and the reconciliation to the statutory federal rate are identified below.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) was comprised of (in millions):

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
		As adjusted (See Note 1.)

Current:
Foreign	$20.6	$18.6	$40.2
State	4.0	0.4	10.6
Federal	24.6	29.1	74.8

	49.2	48.1	125.6
Deferred:
Foreign	0.4	(5.9)	(3.2)
State	2.3	0.2	(0.4)
Federal	18.9	4.1	(4.4)

	21.6	(1.6)	(8.0)

Income tax expense	$70.8	$46.5	$117.6

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows (in millions):

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
		As adjusted (See Note 1.)

Statutory tax expense	$62.7	$6.0	$106.9
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	—	35.0	—
State income taxes, net	4.1	2.6	6.9
Foreign tax effects	2.1	8.2	2.3
Reversal of Mexico’s valuation allowance	—	(4.5)	—
Audit activity*	—	(1.0)	(0.1)
Other, net	1.9	0.2	1.6

Income tax expense	$70.8	$46.5	$117.6

*	Benefits in 2009 are primarily associated with the settlement of the Wisconsin railroad income tax dispute.

Tax Payments: The Company made net payments for income taxes in 2010, 2009 and 2008 of $61.9 million, $56.2 million and $141.5 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. As of December 31, 2010, the Company had $0.2 million net operating loss (“NOL”) related to the Infast acquisition, which will be utilized over the next ten years. The Company also had $0.7 million NOL related to the acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”), which can be utilized over the next twelve years. See Note 13. “Business Segments” for general discussion regarding this acquisition. The Company also had $0.2 million state credit carryovers related to the Clark acquisition. The Company had no tax credit carryforwards for U.S. federal income tax purposes.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, various foreign subsidiaries of the Company had aggregate cumulative NOL carryforwards for foreign income tax purposes of approximately $143.2 million, which are subject to various provisions of each respective country. Approximately $107.5 million of this amount has an indefinite life while $0.5 million of NOL carryforwards expire in 2011. The remaining $8.3 million, $18.1 million and $8.7 million of NOL carryforwards expire during the fiscal years 2012 to 2014, 2015 to 2017 and 2018 to 2020, respectively. NOL carryforwards of $0.1 million expires in 2024.

Of the $143.2 million NOL carryforwards of foreign subsidiaries mentioned above, $92.2 million relates to losses that have already provided a tax benefit in the U.S. due to rules permitting flow-through of such losses in certain circumstances. Without such losses included, the cumulative NOL carryforwards at December 31, 2010 were approximately $51.0 million, which are subject to various carryforward provisions of each respective country. Approximately $31.5 million of this amount has an indefinite life while $0.5 million of these NOL carryforwards expire in 2011. The remaining $6.7 million, $3.6 million and $8.6 million of NOL carryforwards not previously benefited expire during the fiscal years 2012 to 2014, 2015 to 2017 and 2018 to 2020, respectively. NOL carryforwards of $0.1 million not previously benefited expire in 2024.

The deferred tax asset and valuation allowance, shown below relating to foreign NOL carryforwards, have been adjusted to reflect only the carryforwards for which the Company has not taken a tax benefit in the United States. In 2010 and 2009, the Company recorded a valuation allowance related to its foreign NOL carryforwards to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $398.6 million at December 31, 2010. The Company considers those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 31, 2010, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $33.6 million and various foreign jurisdiction withholding taxes of approximately $25.8 million would be payable upon the remittance of all earnings at December 31, 2010.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	December 31,	January 1,
	2010	2010

Property, equipment, intangibles and other	$(21.6)	$(20.8)
Accreted interest (Notes due 2033)	(6.0)	(24.2)

Gross deferred tax liabilities	(27.6)	(45.0)
Deferred compensation and other postretirement benefits	57.7	53.2
Inventory reserves	31.5	27.6
Foreign NOL carryforwards and other	21.8	24.6
Allowance for doubtful accounts	8.3	9.3
Other	10.8	15.9

Gross deferred tax assets	130.1	130.6

Deferred tax assets, net of deferred tax liabilities	102.5	85.6
Valuation allowance	(18.8)	(18.7)

Net deferred tax assets	$83.7	$66.9

Net current deferred tax assets	$50.3	$47.5
Net non-current deferred tax assets	33.4	19.4

Net deferred tax assets	$83.7	$66.9

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009 and 2010 is as follows:

(In millions)

Balance at January 2, 2009	$5.8
Additions for tax positions of prior years	4.0
Reductions for tax positions of prior years	(5.2)

Balance at January 1, 2010	$4.6
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(2.5)

Balance at December 31, 2010	$4.0

During 2009, the Company settled the Wisconsin income tax dispute and paid certain other items that had been included in the reserves, which decreased the reserves, net of interest accrual, by $5.2 million.

Interest and penalties related to taxes were $1.4 million in 2010 and $0.9 million in 2009. Interest and penalties are reflected in the “Other, net” line in the Consolidated Statement of Operations. Included in the unrecognized tax benefit balance of $5.9 million and $5.1 million at December 31, 2010 and January 1, 2010, respectively, are accruals of $1.9 million and $0.5 million, respectively, for the payment of interest and penalties.

The Company estimates that of the unrecognized tax benefit balance of $5.9 million, all of which would affect the effective tax rate, $2.3 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $5.9 million cover a wide range of issues, in particular related to intercompany charges and foreign withholding taxes on such charges as well as on importations, and involve numerous different taxing jurisdictions.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Only the returns for fiscal tax years 2007 and later remain subject to examination by the Internal Revenue Service (“IRS”) in the United States, which is the most significant tax jurisdiction for the Company. An IRS examination of fiscal tax years 2008 and 2009 is in the early stages. For most states, fiscal tax years 2007 and later remain subject to examination, although for some states that are currently in the midst of examinations or in various stages of appeal, the period subject to examination ranges back to as early as fiscal tax year 1999. In Canada, the fiscal tax years 2006 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2007 and later remain subject to examination.

NOTE 8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of January 1, 2010, the Company had three interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 50 million (two Euro 25 million agreements). During 2010, one of the two Euro swap agreements matured and related borrowings were retired. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreement obligates the Company to pay a fixed rate through November 2011.

In 2009, the Company cancelled two interest rate swap agreements due to the repayment of the related borrowings. As a result, the Company recorded pre-tax losses of $2.1 million in 2009 associated with settling the liability positions on these two contracts.

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

At December 31, 2010 and January 1, 2010, forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Consolidated Statement of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 31, 2010 and January 1, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $223.0 million and $198.3 million, respectively. The Company recorded losses on its foreign currency forward contracts in 2010, 2009 and 2008 of $0.8 million, $12.0 million and $1.9 million, respectively. Included in the losses were costs associated with the hedging programs of $2.0 million, $3.9 million and $1.3 million in 2010, 2009 and 2008, respectively. The Company recorded losses (gains) on the foreign-denominated accounts that were hedged of $3.2 million, $(3.7) million and $12.5 million in 2010, 2009 and 2008, respectively. The Company does not hedge 100% of its foreign-denominated accounts and results of the hedging can vary significantly based on various factors,

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as the timing of executing the forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period.

See Note 9. “Fair Value Measurements” for information related to the fair value of interest rate agreements and foreign currency forward contracts.

NOTE 9.	FAIR VALUE MEASUREMENTS

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements.

The Company’s fixed-rate debt primarily consists of nonconvertible and convertible debt as follows:

•	Nonconvertible fixed-rate debt consisting of the Company’s Notes due 2015 and Notes due 2014.
•	Convertible fixed-rate debt consisting of the Company’s Notes due 2013 and Notes due 2033.

At December 31, 2010, the Company’s carrying value of its fixed-rate debt was $543.3 million as compared to $725.3 million at January 1, 2010. The estimated fair market value of the Company’s fixed-rate debt at December 31, 2010 and January 1, 2010 was $672.8 million and $847.2 million, respectively. The decline in the carrying value and estimated fair market value is due to the repurchase of a portion of the Notes due 2014 and Notes due 2033 during 2010. As of December 31, 2010 and January 1, 2010, the Company’s carrying value of its variable-rate debt was $349.1 million and $104.8 million, respectively, which approximates the estimated fair market value.

The fair value of the Company’s interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At December 31, 2010 and January 1, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at December 31, 2010 or January 1, 2010.

The fair value of the Company’s foreign currency forward contracts were not significant at December 31, 2010 or January 1, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the forward currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 31, 2010 and January 1, 2010 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	December 31,	January 1,	Allocation Guidelines
	2010	2010	Min	Target	Max

Large capitalization U.S. stocks	33.2%	33.8%	20%	30%	40%
Small capitalization U.S. stocks	17.3	15.0	15	20	25
International stocks	16.6	17.8	15	20	25

Total equity securities	67.1	66.6		70
Fixed income investments	30.3	30.7	25	30	35
Other investments	2.6	2.7	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	December 31,	January 1,	Allocation Guidelines
	2010	2010	Target

Equity securities	46.2%	43.1%	48%
Fixed income investments	44.9	48.3	45
Other investments	8.9	8.6	7

	100.0%	100.0%	100.0%

The pension committees meet regularly to assess investment performance and re-allocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, the Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The weighted-average expected rate of return on plan assets for 2010 is 7.16%.

Included in accumulated other comprehensive income as of December 31, 2010 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $3.3 million, $0.1 million and $40.5 million, respectively. Included in accumulated other comprehensive income as of January 1, 2010 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $1.2 million, $0.1 million and $55.5 million, respectively. During the year ended December 31, 2010, the Company adjusted accumulated other comprehensive income by $12.9 million (net of deferred tax benefit of $3.1 million), $11.7 million of which related to deferred actuarial gains (net of tax of $3.0 million) offset by additional deferred prior service costs of $2.3 million (net of tax of $1.4 million). Also included in the 2010 adjustments of $12.9 million to accumulated other comprehensive income were reclassifications of $0.2 million and $3.3 million from deferred prior service cost and deferred actuarial loss, respectively, as a result of being recognized as components of net periodic pension cost. The net actuarial loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $3.7 million and $0.2 million, respectively. Amortization of the transition obligation over the next fiscal year will be insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a reconciliation of the funded status of the Company’s pension plans from the beginning of fiscal 2009 to the end of fiscal 2010:

	Pension Benefits
	Domestic		Foreign		Total
	2010	2009	2010	2009	2010	2009
	(In millions)

Change in projected benefit obligation:
Beginning balance	$197.9	$187.3	$175.9	$123.4	$373.8	$310.7
Service cost	6.1	6.6	4.7	4.0	10.8	10.6
Interest cost	11.6	11.0	9.9	8.6	21.5	19.6
Plan participants contributions	—	—	0.3	0.3	0.3	0.3
Actuarial (gain) loss	15.3	(1.7)	(6.1)	29.9	9.2	28.2
Benefits paid	(6.1)	(5.3)	(5.6)	(5.1)	(11.7)	(10.4)
Foreign currency exchange rate changes	—	—	(4.5)	14.8	(4.5)	14.8
Other	0.6	—	—	—	0.6	—

Ending balance	$225.4	$197.9	$174.6	$175.9	$400.0	$373.8

Change in plan assets at fair value:
Beginning balance	$127.3	$114.6	$149.5	$115.3	$276.8	$229.9
Actual return (loss) on plan assets	19.9	8.7	15.0	15.9	34.9	24.6
Company contributions	6.9	9.3	10.0	9.6	16.9	18.9
Plan participants contributions	—	—	0.3	0.3	0.3	0.3
Benefits paid	(6.1)	(5.3)	(5.6)	(5.1)	(11.7)	(10.4)
Foreign currency exchange rate changes	—	—	(3.4)	13.5	(3.4)	13.5

Ending balance	$148.0	$127.3	$165.8	$149.5	$313.8	$276.8

Reconciliation of funded status:
Projected benefit obligation	$(225.4)	$(197.9)	$(174.6)	$(175.9)	$(400.0)	$(373.8)
Plan assets at fair value	148.0	127.3	165.8	149.5	313.8	276.8

Funded status	$(77.4)	$(70.6)	$(8.8)	$(26.4)	$(86.2)	$(97.0)

Included in the 2010 and 2009 funded status is accrued benefit cost of approximately $13.0 million and $16.2 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.
Noncurrent asset	$—	$—	$2.0	$3.8	$2.0	$3.8
Current liability	(0.6)	(0.7)	—	—	(0.6)	(0.7)
Noncurrent liability	(76.8)	(69.9)	(10.8)	(30.2)	(87.6)	(100.1)

Funded status	$(77.4)	$(70.6)	$(8.8)	$(26.4)	$(86.2)	$(97.0)

Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	5.53%	5.99%	5.43%	5.77%	5.49%	5.88%
Salary growth rate	3.91%	3.91%	3.57%	3.59%	3.76%	3.79%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company’s Consolidated Statements of Operations and the weighted-average assumptions used to measure net periodic cost for the years ending December 31, 2010, January 1, 2010 and January 2, 2009:

	Pension Benefits
	Domestic			Foreign			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In millions)

Components of net periodic cost:
Service cost	$6.1	$6.6	$5.8	$4.7	$4.0	$5.7	$10.8	$10.6	$11.5
Interest cost	11.6	11.0	10.3	9.9	8.6	10.0	21.5	19.6	20.3
Expected return on plan assets	(10.8)	(9.9)	(11.8)	(8.9)	(7.9)	(11.0)	(19.7)	(17.8)	(22.8)
Net amortization	3.5	3.7	0.5	0.6	(0.1)	0.1	4.1	3.6	0.6
Curtailment loss	—	—	0.9	—	—	—	—	—	0.9

Net periodic cost	$10.4	$11.4	$5.7	$6.3	$4.6	$4.8	$16.7	$16.0	$10.5

Weighted-average assumption used to measure net periodic cost:
Discount rate	5.99%	5.90%	6.50%	5.77%	6.45%	5.63%	5.88%	6.12%	6.03%
Expected return on plan assets	8.50%	8.50%	8.50%	6.02%	6.02%	6.82%	7.16%	7.26%	7.66%
Salary growth rate	3.91%	4.43%	4.38%	3.59%	3.66%	3.79%	3.79%	4.05%	4.08%

Fair Value Measurements

The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2010, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at December 31, 2010, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	Pension Assets
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)

Asset Categories:
Cash and short-term investments	$3.9	$—	$3.9	$1.6	$—	$1.6	$5.5	$—	$5.5
Equity securities:
Domestic	74.7	—	74.7	—	35.8	35.8	74.7	35.8	110.5
International	—	24.6	24.6	—	40.8	40.8	—	65.4	65.4
Fixed income securities:
Domestic	30.4	4.3	34.7	0.1	57.2	57.3	30.5	61.5	92.0
Corporate bonds	—	10.1	10.1	—	17.2	17.2	—	27.3	27.3
Insurance funds	—	—	—	—	12.6	12.6	—	12.6	12.6
Other	—	—	—	0.1	0.4	0.5	0.1	0.4	0.5

Total	$109.0	$39.0	$148.0	$1.8	$164.0	$165.8	$110.8	$203.0	$313.8

The Company’s estimated future benefits payments are as follows at the end of 2010:

	Estimated Future Benefit
	Payments
	Domestic	Foreign	Total
	(In millions)

2011	$6.3	$5.1	$11.4
2012	7.2	5.7	12.9
2013	7.9	6.4	14.3
2014	8.6	6.7	15.3
2015	9.2	6.4	15.6
2016-2020	58.2	39.1	97.3

Total	$97.4	$69.4	$166.8

The accumulated benefit obligation in 2010 and 2009 was $202.0 million and $177.3 million, respectively, for the Domestic Plans and $148.5 million and $142.3 million, respectively, for the Foreign Plans. The Company had seven plans in 2010 and 2009 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $209.4 million and $235.9 million for 2010 and 2009, respectively, and aggregate fair value of plan assets was $154.5 million and $177.8 million for 2010 and 2009, respectively.

The Company currently estimates that it will make contributions of approximately $8.7 million to its Domestic Plans and $8.0 million to its Foreign Plans in 2011.

Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are five years or more). Participants who are active as of January 1, 2011 are fully vested in their hypothetical personal retirement account balance after three years of service (previously, participants vested after five years of service). Interest earned on the credited amount is not credited to the personal retirement account, but is contributed to the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $5.5 million, $5.2 million and $4.9 million in 2010, 2009 and 2008, respectively.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 31, 2010 and January 1, 2010, the deferred compensation liability was $42.3 million and $41.9 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 31, 2010 and January 1, 2010, the cash surrender value of $34.8 million and $31.8 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

NOTE 11.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which was outstanding at the end of fiscal 2010 and 2009.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 34.3 million shares and 34.7 million shares were outstanding at the end of fiscal 2010 and 2009, respectively.

Special Dividend

On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share, or approximately $113.7 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the third quarter of 2010 and was paid on October 28, 2010 to shareholders of record on October 15, 2010.

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

The conversion rates of the Notes due 2033 and Notes due 2013 were adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2033 may convert each Note into 16.023 shares, compared to 15.067 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 1.6 million of its authorized shares, compared to 1.5 million shares before adjustment. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before adjustment.

Stock-Based Compensation

In 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan consisting of 1.8 million shares of the Company’s common stock. At December 31, 2010, there were 2.4 million shares reserved for issuance under all incentive plans.

Stock Units

The Company granted 268,701, 371,131 and 173,792 stock units to employees in 2010, 2009 and 2008, respectively, with a weighted-average grant date fair value of $42.72, $29.41 and $65.24 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis primarily over a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense associated with the stock units was $11.6 million, $10.3 million and $12.0 million in 2010, 2009 and 2008, respectively.

The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Stock units were granted to twelve directors in 2010, twelve directors in 2009 and eleven directors in 2008 having an aggregate value at grant date of $1.3 million, $1.9 million and $2.3 million, respectively. Compensation expense associated with the director stock units was $1.7 million, $1.9 million and $1.8 million in 2010, 2009 and 2008, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

		Weighted		Weighted
	Director	Average	Employee	Average
	Stock	Grant Date	Stock	Grant Date
	Units(1)	Value(2)	Units(1)	Value(2)
	(Units in thousands)

Outstanding balance at December 28, 2007	150.4	$36.95	645.9	$45.83
Granted	45.1	50.68	173.8	65.24
Converted	(1.6)	37.17	(231.6)	37.81
Cancelled	—	—	(5.5)	52.15

Outstanding balance at January 2, 2009	193.9	40.14	582.6	54.74
Granted	48.9	38.39	371.1	29.41
Converted	(2.7)	46.91	(177.4)	46.02
Cancelled	—	—	(17.2)	47.79

Outstanding balance at January 1, 2010	240.1	39.71	759.1	44.55
Granted	26.8	47.32	268.7	42.72
Converted	(37.2)	38.14	(197.4)	51.09
Cancelled	—	—	(6.7)	45.32

Outstanding balance at December 31, 2010	229.7	$40.85	823.7	$42.38

(1)	Generally, stock units are included in the Company’s common stock outstanding on the date of vesting as the conditions for conversion have been met. However, director and employee units are considered convertible units if vested and the individual has elected to defer for conversion until a pre-arranged time selected by each individual. All of the director stock units outstanding are convertible. Approximately 6,000 of employee units outstanding were convertible at the end of 2010.

(2)	Director and employee stock units are granted at no cost to the participants.

The Company’s stock price was $59.73, $47.10 and $32.17 at December 31, 2010, January 1, 2010 and January 2, 2009, respectively. The weighted-average remaining contractual term for outstanding employee units that have not been deferred is 2.1 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2010, 2009 and 2008 was $10.4 million, $5.3 million and $13.3 million, respectively.

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2010, 2009 and 2008 was $62.9 million, $47.1 million and $25.0 million, respectively.

The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2010, 2009 and 2008 was $14.1 million, $12.0 million and $6.7 million, respectively.

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

During 2010, 2009 and 2008, the Company granted 96,492, 97,222 and 230,892 stock options, respectively, to employees with a grant-date fair market value of approximately $1.6 million, $1.2 million and $5.5 million, respectively. These options were granted with vesting periods that range from three to six years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the 2010, 2009 and 2008 stock option grants was $17.10, $12.37 and $23.65 per share, respectively, which was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

		Risk-Free
	Expected Stock	Interest	Expected	Average
	Price Volatility	Rate	Dividend Yield	Expected Life

2010 Grants:
4 year vesting	36.2%	2.7%	0%	6.13 years
2009 Grants:
4 year vesting	35.4%	2.7%	0%	7 years
2008 Grants:
4 year vesting (2 grants)	27.8% and 28.0%	3.0% and 3.6%	0%	7 years
5 year vesting	27.8%	3.0%	0%	7 years

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

The Company’s compensation expense associated with the stock options in 2010, 2009 and 2008 was $3.4 million, $3.0 million and $4.4 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the employee option plans (Options in thousands):

		Weighted-
		Average
	Employee	Exercise
	Options	Price

Balance at December 28, 2007	2,048.3	$26.19
Granted	230.9	65.10
Exercised	(549.4)	18.66
Cancelled	—	—

Balance at January 2, 2009	1,729.8	33.78
Granted	97.2	29.41
Exercised	(264.8)	18.21
Cancelled	—	—

Balance at January 1, 2010	1,562.2	36.15
Adjusted(a)	87.2	37.87
Granted	96.5	42.71
Exercised	(510.9)	21.25
Cancelled	(0.1)	22.39

Balance at December 31, 2010	1,234.9	$40.27

Options exercisable at year-end:
2008	1,168.3	$20.86
2009	956.8	$20.43
2010(a)	661.2	$26.12

(a)	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2010.

The Company’s stock price was $59.73, $47.10 and $32.17 at December 31, 2010, January 1, 2010 and January 2, 2009, respectively. The weighted-average remaining contractual term for options outstanding for 2010 was 5.8 years. The weighted-average remaining contractual term for options exercisable for 2010 was 3.8 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2010, 2009 and 2008 was $15.5 million, $5.8 million and $24.4 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2010, 2009 and 2008 was $39.9 million, $43.4 million and $31.3 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2010, 2009 and 2008 was $22.2 million, $25.5 million and $13.2 million, respectively.

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

Summary of Non-Vested Shares

The following table summarizes the changes to the unvested employee stock units and options:

		Weighted-Average
	Non-vested	Grant Date
	Shares	Fair Value
	(Shares in thousands)

Non-vested shares at January 1, 2010	1,349.8	$48.73
Adjusted(a)	50.8	50.00
Granted	365.2	42.72
Vested	(367.7)	53.18
Cancelled	(6.8)	45.03

Non-vested shares at December 31, 2010	1,391.3	$44.40

(a)	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2010.

As of December 31, 2010, there was $17.7 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted-average period of 1.5 years.

Share Repurchases

During 2010, the Company purchased 1.0 million shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand and available borrowings. During 2009, the Company purchased 1.0 million shares at an average cost of $34.95 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2014. During 2008, the Company repurchased 1.7 million shares at an average cost of $59.76 per share. Purchases were made in the open market and financed from cash generated by operations.

Convertible Debt Repurchases

During 2010, the Company repurchased a portion of the Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $67.0 million, recorded a reduction in equity of $54.0 million ($20.4 million, net of the reduction of deferred tax liabilities of $33.6 million), which was based on the fair value of the liability and equity components at the time of repurchase. The repurchases resulted in the recognition of a pre-tax gain of $1.4 million. See Note 5. “Debt” for further information.

During 2009, the Company repurchased a portion of the Notes due 2033 for $90.8 million. Available cash was used to repurchase these notes. In connection with the repurchases and in accordance with fair value accounting rules for convertible debt instruments, the Company recorded a reduction in equity of $34.3 million (reflecting the fair value of the liability and equity components at the time of repurchase). The remaining proceeds were allocated

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reducing accreted debt and deferred tax balances resulting in a pre-tax gain of $3.6 million. See Note 5. “Debt” for further information.

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

The Company performed its 2010 annual impairment analysis during the third quarter of 2010 and concluded that no impairment existed. The Company expects the carrying amount of remaining goodwill to be fully recoverable.

In 2009, the Company experienced a flat daily sales trend through the first and second quarters. The resulting effect was that the Company did not experience the normal sequential growth pattern from the first to the second quarter. Because of those flat daily sales patterns, on a sequential basis, reported sales were actually down from the first quarter of 2009. When the second quarter of 2009 sequential drop in reported sales was evaluated against the second quarter of 2008, the result was the largest negative sales comparison experienced since the current economic downturn began. Due to these market and economic conditions, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under U.S. GAAP during the second fiscal quarter of 2009.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-cash impairment charge related to the write off of the remaining goodwill of $100.0 million associated with its Europe reporting unit.

NOTE 13.	BUSINESS SEGMENTS

The Company is engaged in the distribution of communications and security products, electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 2% of sales in 2010. Export sales were insignificant.

The Company attributes foreign sales based on the location of the customer purchasing the product. In North America, sales in the United States were $3,260.9 million, $3,010.0 million and $3,601.4 million in 2010, 2009 and 2008, respectively. Canadian sales were $628.5 million, $579.1 million and $677.4 million in 2010, 2009 and 2008, respectively. No other individual foreign country’s net sales within the Europe or Emerging Markets’ geographic segments were material to the Company in 2010, 2009 or 2008. The Company’s tangible long-lived assets primarily consist of property, plant and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for 2010, 2009 and 2008 was as follows (in millions):

	North		Emerging
	America	Europe	Markets	Total

2010
Net sales	$3,889.4	$1,023.9	$558.8	$5,472.1
Operating income	235.4	(2.1)	32.9	266.2
Depreciation	14.7	5.6	2.2	22.5
Amortization of intangibles	5.0	6.2	0.1	11.3
Tangible long-lived assets	97.2	24.7	5.5	127.4
Total assets	2,045.9	586.7	300.7	2,933.3
Capital expenditures	16.6	1.9	1.1	19.6
2009
Net sales	$3,589.1	$907.2	$486.1	$4,982.4
Operating income	193.6	(119.2)	29.1	103.5
Depreciation	15.0	7.0	2.1	24.1
Amortization of intangibles	6.3	6.6	0.1	13.0
Tangible long-lived assets	93.9	32.7	5.5	132.1
Total assets	1,869.7	545.5	256.5	2,671.7
Capital expenditures	17.0	2.9	2.0	21.9
2008
Net sales	$4,278.8	$1,309.4	$548.4	$6,136.6
Operating income	315.0	35.9	41.0	391.9
Depreciation	15.6	7.3	2.0	24.9
Amortization of intangibles	3.6	6.1	—	9.7
Tangible long-lived assets	87.7	33.0	5.5	126.2
Total assets	2,030.3	755.7	276.4	3,062.4
Capital expenditures	20.5	8.7	3.2	32.4

The following table presents the changes in goodwill allocated to the Company’s reportable segments from January 2, 2009 to December 31, 2010 (in millions):

	North		Emerging
	America	Europe	Markets	Total

Balance January 2, 2009	$345.2	$105.0	$8.4	$458.6
Acquisition related(a)	(12.7)	2.8	0.2	(9.7)
Foreign currency translation	2.2	4.5	2.1	8.8

Subtotal	$334.7	$112.3	$10.7	$457.7
Goodwill impairment(b)	—	(100.0)	—	(100.0)

Balance January 1, 2010	$334.7	$12.3	$10.7	$357.7
Acquisition related(c)	15.3	—	—	15.3
Foreign currency translation	0.8	(0.7)	1.2	1.3

Balance December 31, 2010	$350.8	$11.6	$11.9	$374.3

(a)	Relates primarily to adjustments to goodwill as a result of the finalization of purchase price allocations for prior acquisitions.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at January 1, 2010 and December 31, 2010. See Note 12. “Goodwill Impairment” for further information.

(c)	In 2010, the Company paid for $36.4 million, net of cash acquired, for Clark which resulted in the recognition of goodwill of $15.3 million based on the preliminary valuation. The purchase price, as well as the allocation thereof, will be finalized in 2011.

NOTE 14.	SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor.

The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2010	2010

Assets:
Current assets	$2,284.3	$2,047.5
Property, equipment and capital leases, net	99.8	103.8
Goodwill	374.3	357.7
Other assets	191.3	172.8

	$2,949.7	$2,681.8

Liabilities and Stockholder’s Equity:
Current liabilities	$1,067.4	$666.7
Subordinated notes payable to parent	8.5	3.5
Long-term debt	394.4	478.8
Other liabilities	160.6	156.2
Stockholder’s equity	1,318.8	1,376.6

	$2,949.7	$2,681.8

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009

Net sales	$5,472.1	$4,982.4	$6,136.6
Operating income	$272.0	$109.2	$396.9
Income before income taxes	$203.3	$39.9	$329.1
Net income (loss)	$123.2	$(15.4)	$196.9

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 31, 2010 and January 1, 2010. The Company has never paid ordinary cash dividends on its common stock. However, in 2010, the Company declared a special dividend of $3.25 per common share, or $113.7 million, as a return of excess capital to shareholders and was paid on October 28, 2010 to shareholders of record on October 15, 2010. As of February 18, 2011, the Company had 2,340 shareholders of record.

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)
	(In millions, except per share amounts)

Year ended December 31, 2010
Net sales	$1,272.6	$1,367.2	$1,397.9	$1,434.4
Cost of goods sold	982.9	1,054.2	1,073.2	1,100.6
Operating income	57.0	70.1	77.5	61.6
Income before income taxes	9.8	57.7	63.8	48.0
Net income	$5.9	$34.6	$36.5	$31.5
Net income per basic share	$0.17	$1.02	$1.07	$0.92
Net income per diluted share	$0.16	$0.98	$1.03	$0.88
Stock price range:
High	$48.85	$54.16	$54.99	$61.17
Low	$38.42	$41.31	$41.27	$52.10
Close	$47.16	$41.90	$54.28	$59.73

(1)	During the first quarter of 2010, the Company repurchased a portion of its Notes due 2014 which resulted in the recognition of a pre-tax loss of $30.5 million ($18.9 million, net of tax).

(2)	Net income in the second quarter includes a foreign exchange gain of $2.1 million ($0.8 million, net of tax) due to the remeasurement of Venezuela’s bolivar-denominated balance sheet at the new government rate. During the second quarter of 2010, the Company repurchased a portion of its Notes due 2033 which resulted in the recognition of a pre-tax gain of $0.8 million ($0.5 million, net of tax).

(3)	During third quarter of 2010, the Company repurchased a portion of its Notes due 2014 and 2033 which resulted in the recognition of a pre-tax loss of $2.7 million ($1.7 million, net of tax).

(4)	During the fourth quarter of 2010, the Company recorded a charge of $20.0 million to operating expense ($12.3 million, net of tax) related to an unfavorable arbitration award. Also during the fourth quarter of 2010, the Company repurchased a portion of its Notes due 2033 which resulted in the recognition of a pre-tax gain of $0.5 million ($0.3 million, net of tax). Also during the fourth quarter of 2010, the Company recorded a tax benefit of $1.3 million for the reversal of prior year foreign taxes.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)
	(In millions, except per share amounts)

Year ended January 1, 2010
Net sales	$1,271.2	$1,220.6	$1,273.0	$1,217.6
Cost of goods sold	977.9	944.1	984.8	945.0
Operating income (loss)	56.9	(58.7)	58.4	46.9
Income (loss) before income taxes	43.0	(79.3)	41.7	11.8
Net income (loss)	$25.7	$(89.8)	$22.1	$12.7
Net income (loss) per basic share	$0.72	$(2.53)	$0.63	$0.37
Net income (loss) per diluted share	$0.72	$(2.53)	$0.61	$0.35
Stock price range:
High	$36.46	$43.80	$41.50	$48.55
Low	$24.46	$31.06	$31.57	$38.49
Close	$32.95	$38.59	$38.50	$47.10

(1)	Second quarter of 2009 operating loss of $58.7 million was negatively affected by a $100.0 million non-cash impairment charge related to the write-off of goodwill associated with the Company’s European reporting unit. In the second quarter of 2009, the Company undertook expense reduction actions that resulted in a reduction to operation income of $5.7 million ($3.9 million, net of tax) related to severance costs primarily related to staffing reductions needed to re-align the Company’s business in response to current market conditions. In connection with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings in the second quarter, the Company recorded a pre-tax loss of $2.1 million ($1.5 million, net of tax).

(2)	During the third quarter of 2009, the Company repurchased a portion of its Notes due 2033 which resulted in the recognition of a pre-tax gain of $1.2 million ($0.7 million, net of tax).

(3)	Fourth quarter of 2009 operating income of $46.9 million was negatively affected by $4.2 million ($2.6 million, net of tax) in an exchange rate-driven inventory lower of cost or market adjustment in Venezuela. During the fourth quarter of 2009, the Company also recorded a pre-tax loss of $13.8 million ($6.3 million, net of tax) due to foreign exchange losses related to the repatriation of cash from Venezuela and the revaluation of the Venezuelan balance sheet at the parallel exchange rate. As a result of the early retirement of debt in the fourth quarter of 2009, the Company recorded a net pre-tax loss of $2.3 million ($1.4 million, net of tax). Partially offsetting these losses recorded in the fourth quarter of 2009, were net tax benefits of $4.8 million associated with the reversal of a valuation allowance.

NOTE 16.	SUBSEQUENT EVENTS

In February 2011, the Company repurchased a portion of the Notes due 2033 for $38.1 million. Available borrowings under the Company’s long-term revolving credit facility were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $16.3 million and recorded a reduction in equity of $21.9 million ($13.6 million, net of the reduction of deferred tax liabilities of $8.3 million, which was based on the fair value of the liability and equity components at the time of repurchase). The repurchases resulted in the recognition of a pre-tax gain of $0.1 million.

Also in February 2011, bondholders of the Notes due 2033 converted $2.5 million of principal amount at maturity. The conversion value of the bonds converted was approximately $2.8 million and will be settled in March 2011. The Company will pay approximately $1.2 million in cash to reduce the accreted value of debt at the time of conversion and the remaining conversion value of $1.6 million will be settled in stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of December 31, 2010 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2011 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

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

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	89
II. Valuation and qualifying accounts and reserves	93

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibit List.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Exhibit
No.	Description of Exhibit

(3) Articles of Incorporation and by-laws.
3.1	Restated Certificate of Incorporation of Anixter International Inc., filed with Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).
3.2	Amended and Restated By-laws of Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on November 24, 2008, Exhibit 3.1).
(4) Instruments defining the rights of security holders, including indentures.
4.1	Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated September 6, 1996 (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Registration Statement on Form S-3, File No. 333-121428).

Exhibit
No.	Description of Exhibit

4.2	First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated as of February 24, 2005 (Incorporated by reference to Exhibit 99.3 to the Anixter International Inc. Current Report on Form 8-K filed February 25, 2005, File No. 001-10212).
4.3	Second Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., with respect to Debt Securities and Guarantees dated as of March 11, 2009 (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Current Report on Form 8-K filed March 11, 2009, File No. 001-10212).
4.4	Indenture dated December 8, 2004, by and between Anixter International Inc. and Bank of New York, as Trustee, with respect to 3.25% zero coupon convertible notes due 2033. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6).
4.5	Indenture related to the 1% Senior Convertible Notes due 2013, dated as of February 16, 2007, between Anixter International Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of 1% Senior Convertible Note due 2013). (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 4.1).
(10) Material contracts.
10.1	Confirmation of OTC Convertible Note Hedge, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 10.2).
10.2	Confirmation of OTC Warrant Transaction, dated February 12, 2007, from Merrill Lynch International to Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 16, 2007, Exhibit 10.3).
10.3	Purchase Agreement between Mesirow Realty Sale-Leaseback, Inc. (“Buyer”) and Anixter-Real Estate, Inc., a subsidiary of the Company (“Seller”). (Incorporated by reference from Anixter International Inc., Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2004, Exhibit 10.1).
10.4*	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).
10.5*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).
10.6*	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).
10.7*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).
10.8*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).
10.9*	Form of Anixter International Inc. Stock Option Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.1).
10.10*	Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.2).
10.11*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).

Exhibit
No.	Description of Exhibit

10.12*	Stock Option Terms. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).
10.13*	Stock Option Terms. (Effective February 17, 2010). (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 1, 2010, Exhibit 10.12).
10.14*	Anixter Restated Excess Benefit Plan effective January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.12).
10.15*	Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).
10.16*	Anixter 2005 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.14).
10.17*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).
10.18*	Anixter International 2010 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-3 of the Company’s Proxy Statement filed on April 8, 2010).
10.19*	Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).
10.20*	(a) Anixter International Inc. 2001 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, File number 333-103270, Exhibit 4a).
(b) First Amendment to the Anixter International Inc. 2001 Stock Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.18).
10.21*	Anixter International Inc. 2001 Mid-Level Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 10.19).
10.22*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.19).
10.23*	Form of Anixter International Inc. Restricted Stock Unit Grant Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.2).
10.24*	Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.20).
10.25*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.1).
10.26*	(a) Employment Agreement with Dennis J. Letham, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.2). (b) First Amendment to the Employment Agreement with Dennis J. Letham, dated December 23, 2008. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.22(b)).
10.27*	Separation Agreement with Robert W. Grubbs, Jr., dated May 13, 2008. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 19, 2008, Exhibit 10.1).

Exhibit
No.	Description of Exhibit

10.28	(a) Amended and Restated Five-Year, $450.0 million, Revolving Credit Agreement, dated April 20, 2007, among Anixter Inc., Bank of America, N.A., as Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 23, 2007, Exhibit 10.1).
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
10.29	(a) $40.0 million (Canadian dollar) Credit Facility, dated November 18, 2005, among Anixter Canada Inc. and The Bank of Nova Scotia. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.24).
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
(d) Third Amendment to $40.0 million (Canadian dollar) Credit Facility, dated January 1, 2011, among Anixter Canada Inc. and The Bank of Nova Scotia.
10.30	(a) £15 million Revolving Credit Agreement, dated September 12, 2007, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.1(a)).
(b) Supplemental Agreement to £15 million Revolving Credit Agreement, dated September 4, 2009, among Anixter International Limited, Anixter Limited and The Royal Bank of Scotland plc, as Agent. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.1(b)).
10.31	(a) Amended and Restated Receivables Sale Agreement dated October 3, 2002, between Anixter Inc. and Anixter Receivables Corporation. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.6).
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
(f) Amended and Restated Receivables Purchase Agreement dated October 3, 2002, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2003, Exhibit 4.7).
(g) Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated October 2, 2003 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Bank One, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2004, Exhibit 4.10).
(h) Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated September 30, 2004 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.10).
(i) Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated September 29, 2005, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-K for the year ended December 30, 2005, Exhibit 10.31).
(j) Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated September 28, 2006, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JP Morgan Chase Bank, NA, as Agent and the other financial institutions named herein. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended September 29, 2006, Exhibit 10.1).
(k) Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated September 27, 2007, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2007, Exhibit 10.1).
(l) Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated September 24, 2008, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2008, Exhibit 10.1).
(m) Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated July 24, 2009, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, JPMorgan Chase Bank, N.A., as Agent and the other financial institutions named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 28, 2009, Exhibit 10.2).
(n) Omnibus Agreement, entered into as of July 23, 2010, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Falcon Asset Securitization Company LLC and Three Pillars Funding LLC, as Conduits, and Suntrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A., as Managing Agents. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 26, 2010, Exhibit 10.1).
(21) Subsidiaries of the Registrant.
21.1	List of Subsidiaries of the Registrant.

Exhibit
No.	Description of Exhibit

(23) Consents of experts and counsel.
23.1	Consent of Independent Registered Public Accounting Firm.
(24) Power of attorney.
24.1	Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert J. Eck, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Matthew Zell and Samuel Zell.
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101) Extensible Business Reporting Language.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, (ii) the Consolidated Balance Sheets at December 31, 2010 and January 1, 2010, (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 31, 2010, January 1, 2010, January 2, 2009 and December 28, 2007, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 31, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
	(In millions)

Operating loss	$(4.6)	$(4.2)	$(3.8)
Other (expense) income:
Interest expense, including intercompany	(17.3)	(18.4)	(14.9)
Other	1.7	4.2	—

Loss before income taxes and equity in earnings of subsidiaries	(20.2)	(18.4)	(18.7)
Income tax benefit	7.7	6.7	12.5

Loss before equity in earnings of subsidiaries	(12.5)	(11.7)	(6.2)
Equity in earnings (loss) of subsidiaries	121.0	(17.6)	194.1

Net income (loss)	$108.5	$(29.3)	$187.9

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

	December 31,	January 1,
	2010	2010
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$0.4	$0.6
Other assets	0.5	3.5

Total current assets	0.9	4.1
Investment in and advances to subsidiaries	1,328.9	1,381.0
Other assets	1.9	2.7

	$1,331.7	$1,387.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$2.3	$1.3
Amounts currently due to affiliates, net	4.1	0.7
Long-term debt	312.7	361.7
Other non-current liabilities	1.8	—

Total liabilities	320.9	363.7
Stockholders’ equity:
Common stock	34.3	34.7
Capital surplus	230.1	225.1
Accumulated other comprehensive loss	(27.8)	(55.3)
Retained earnings	774.2	819.6

Total stockholders’ equity	1,010.8	1,024.1

	$1,331.7	$1,387.8

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
	(In millions)

Operating activities:
Net income (loss)	$108.5	$(29.3)	$187.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividend from subsidiary	271.8	125.7	—
Equity in earnings of subsidiaries	(121.0)	17.6	(194.1)
Net gain on retirement of debt	(1.4)	(3.6)	—
Accretion of debt discount	18.0	19.3	18.4
Stock-based compensation	1.8	1.9	1.8
Amortization of deferred financing costs	0.9	0.8	0.9
Intercompany transactions	(0.9)	(12.4)	(0.4)
Income tax benefit	(7.7)	(6.7)	(12.5)
Changes in current assets and liabilities, net	(2.1)	(0.3)	(4.8)

Net cash provided by (used in) operating activities	267.9	113.0	(2.8)
Investing activities	—	—	—
Financing activities:
Purchase of common stock for treasury	(41.2)	(34.9)	(104.6)
Payment of cash dividend	(111.0)	(0.3)	(0.7)
Retirement of Notes due 2033 — debt component	(65.6)	(56.5)	—
Retirement of Notes due 2033 — equity component	(54.0)	(34.3)	—
Loans (to) from subsidiaries, net	(5.0)	11.0	98.0
Proceeds from issuance of common stock	8.7	2.5	10.1

Net cash (used in) provided by financing activities	(268.1)	(112.5)	2.8

(Decrease) increase in cash and cash equivalents	(0.2)	0.5	—
Cash and cash equivalents at beginning of year	0.6	0.1	0.1

Cash and cash equivalents at end of year	$0.4	$0.6	$0.1

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2010, January 1, 2010 and January 2, 2009

	Balance at		Charged		Balance at
	beginning of	Charged	to other		end of
Description	the period	to income	accounts	Deductions	the period
	(In millions)

Year ended December 31, 2010:
Allowance for doubtful accounts	$25.7	$12.3	$(0.4)	$(13.5)	$24.1
Allowance for deferred tax asset	$18.7	$1.7	$(1.6)	$—	$18.8
Year ended January 1, 2010:
Allowance for doubtful accounts	$29.4	$12.4	$0.6	$(16.7)	$25.7
Allowance for deferred tax asset	$13.8	$(6.6)	$11.5	$—	$18.7
Year ended January 2, 2009:
Allowance for doubtful accounts	$25.6	$37.0	$1.8	$(35.0)	$29.4
Allowance for deferred tax asset	$15.4	$0.3	$(1.9)	$—	$13.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 28th day of February 2011.

ANIXTER INTERNATIONAL INC.

By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President-Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck Robert J. Eck		President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ Dennis J. Letham Dennis J. Letham		Executive Vice President — Finance (Principal Financial Officer)	February 28, 2011
/s/ Terrance A. Faber Terrance A. Faber		Vice President — Controller (Principal Accounting Officer)	February 28, 2011
/s/ Lord James Blyth* Lord James Blyth		Director	February 28, 2011
/s/ Frederic F. Brace* Frederic F. Brace		Director	February 28, 2011
/s/ Linda Walker Bynoe* Linda Walker Bynoe		Director	February 28, 2011
/s/ Robert J. Eck Robert J. Eck		Director	February 28, 2011
/s/ Robert W. Grubbs* Robert W. Grubbs		Director	February 28, 2011
/s/ F. Philip Handy* F. Philip Handy		Director	February 28, 2011
/s/ Melvyn N. Klein* Melvyn N. Klein		Director	February 28, 2011
/s/ George Muñoz* George Muñoz		Director	February 28, 2011
/s/ Stuart M. Sloan* Stuart M. Sloan		Director	February 28, 2011
/s/ Matthew Zell* Matthew Zell		Director	February 28, 2011
/s/ Samuel Zell* Samuel Zell		Director	February 28, 2011

*By	/s/ Dennis J. Letham Dennis J. Letham (Attorney in fact)
Dennis J. Letham, as attorney in fact for each person indicated