Form 10-Q
period 2011-04-01
ANIXTER INTERNATIONAL INC
filed 2011-05-04
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At April 29, 2011, 34,550,316 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “intends,” “anticipates,” “contemplates,” “estimates,” “plans,” “projects,” “should,” “may,” “will” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include changes in supplier or customer relationships, technology changes, economic and currency risks, new or changed competitors, risks associated with inventory, commodity price fluctuations, risks associated with the integration of recently acquired companies and the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In millions, except per share amounts)	2011	2010
Net sales	$1,517.5	$1,272.6
Cost of goods sold	1,164.8	982.9

Gross profit	352.7	289.7
Operating expenses	269.6	232.7

Operating income	83.1	57.0
Other (expense) income:
Interest expense	(12.8)	(15.6)
Net gain (loss) on retirement of debt	0.1	(30.5)
Other, net	0.5	(1.1)

Income before income taxes	70.9	9.8
Income tax expense	26.6	3.9

Net income	$44.3	$5.9

Net income per share:
Basic	$1.29	$0.17
Diluted	$1.23	$0.16
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2011	2010
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.6	$78.4
Accounts receivable, net (Includes $401.0 at April 1, 2011 and $407.8 at December 31, 2010 associated with securitization facility)	1,173.6	1,099.3
Inventories	1,083.9	1,002.7
Deferred income taxes	59.6	50.3
Other current assets	40.8	50.5

Total current assets	2,465.5	2,281.2
Property and equipment, at cost	297.6	288.9
Accumulated depreciation	(211.2)	(204.3)

Net property and equipment	86.4	84.6
Goodwill	375.3	374.3
Other assets	181.0	193.2

	$3,108.2	$2,933.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$726.5	$648.7
Short-term debt (Includes $200.0 at both April 1, 2011 and December 31, 2010 associated with securitization facility)	210.1	203.6
Accrued expenses	200.9	218.9

Total current liabilities	1,137.5	1,071.2
Long-term debt	752.7	688.8
Other liabilities	150.9	162.5

Total liabilities	2,041.1	1,922.5
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,726,463 and 34,323,061 shares issued and outstanding in 2011 and 2010, respectively	34.7	34.3
Capital surplus	222.7	230.1
Retained earnings	818.6	774.2
Accumulated other comprehensive income (loss):
Foreign currency translation	33.6	16.8
Unrecognized pension liability	(42.4)	(43.9)
Unrealized loss on derivatives, net	(0.1)	(0.7)

Total accumulated other comprehensive loss	(8.9)	(27.8)

Total stockholders’ equity	1,067.1	1,010.8

	$3,108.2	$2,933.3

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Operating activities:
Net income	$44.3	$5.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gain) loss on retirement of debt	(0.1)	30.5
Depreciation	5.4	5.7
Deferred income taxes	4.9	2.6
Accretion of debt discount	4.4	5.0
Amortization of intangible assets	2.9	2.9
Stock-based compensation	1.7	4.1
Amortization of deferred financing costs	0.6	0.8
Excess income tax benefit from employee stock plans	(3.8)	—
Changes in current assets and liabilities, net	(64.1)	17.2
Other, net	(1.7)	—

Net cash (used in) provided by operating activities	(5.5)	74.7
Investing activities:
Capital expenditures, net	(6.1)	(4.1)

Net cash used in investing activities	(6.1)	(4.1)
Financing activities:
Proceeds from borrowings	279.4	162.2
Repayment of borrowings	(198.8)	(87.6)
Retirement of Convertible Notes due 2033 — debt component	(21.1)	—
Retirement of Convertible Notes due 2033 — equity component	(26.8)	—
Payment of cash dividend	(0.8)	—
Deferred financing costs	(0.1)	—
Proceeds from stock options exercised	5.2	0.9
Excess income tax benefit from employee stock plans	3.8	—
Retirement of Notes due 2014	—	(150.8)
Purchases of common stock for treasury	—	(41.2)

Net cash provided by (used in) financing activities	40.8	(116.5)

Increase (decrease) in cash and cash equivalents	29.2	(45.9)
Cash and cash equivalents at beginning of period	78.4	111.5

Cash and cash equivalents at end of period	$107.6	$65.6

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. Certain amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	Three Months Ended
	April 1,	April 2,
(In millions)	2011	2010
Net income	$44.3	$5.9
Foreign currency translation	16.8	7.0
Changes in unrealized pension cost	1.5	2.1
Changes in fair market value of derivatives	0.6	(0.9)

Comprehensive income	$63.2	$14.1

NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	April 1,	April 2,
(In millions, except per share data)	2011	2010
Basic Income per Share:
Net income	$44.3	$5.9

Weighted-average common shares outstanding	34.5	34.2

Net income per basic share	$1.29	$0.17

Diluted Income per Share:
Net income	$44.3	$5.9

Weighted-average common shares outstanding	34.5	34.2
Effect of dilutive securities:
Stock options and units	0.6	0.5
Convertible notes due 2033	0.5	1.1
Convertible notes due 2013	0.5	—

Diluted weighted-average common shares outstanding	36.1	35.8

Net income per diluted share	$1.23	$0.16

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company’s $300 million convertible notes due 2013 (“Notes due 2013”) are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election, in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $59.78 per share during the three months ended April 1, 2011, 0.5 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding. The Company’s average stock price for the three months ended April 2, 2010 did not exceed the conversion price and, therefore, the Notes due 2013 were antidilutive for this period.
     The Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. As a result of the conversion value exceeding the average accreted principal value during the three months ended April 1, 2011 and April 2, 2010, the Company included 0.5 million and 1.1 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted-average common shares outstanding.
     In the three months ended April 1, 2011 and April 2, 2010, 0.6 million and 0.5 million additional shares, respectively, were included in the computation of diluted earnings per share relating to exercisable stock options and units because the effect of these common stock equivalents were dilutive during the periods presented.
     In the three months ended April 1, 2011 and April 2, 2010, the Company issued 0.4 million and 0.2 million shares, respectively, related to stock option exercises and vesting of stock units. During the three months ended April 2, 2010, the Company repurchased 1 million of its outstanding shares. No repurchases were made in the three months ended April 1, 2011.
NOTE 4. INCOME TAXES
     The first quarter of 2011 tax provision was $26.6 million compared to $3.9 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended April 1, 2011 was 37.5% as compared to 40.0% in the prior year period. The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to state income taxes.
NOTE 5. DEBT
     At April 1, 2011, the Company’s total debt outstanding was $962.8 million as compared to $892.4 million at December 31, 2010. The Company’s weighted-average cost of borrowings was 5.2% and 7.4% for the three months ended April 1, 2011 and April 2, 2010, respectively.
Repurchases of Debt
     During the first three months of 2011, the Company repurchased a portion of the Notes due 2033 for $46.7 million. Available borrowings under the Company’s long-term revolving credit facility were used to repurchase these notes. In connection with the repurchases, the Company reduced the accreted value of the debt by $20.0 million, recorded a reduction in equity of $16.6 million and a reduction of deferred tax liabilities of $10.2 million. These reductions were based on the fair value of the liability and equity components at the time of repurchase. The repurchases resulted in the recognition of a pre-tax gain on retirement of debt of $0.1 million in the three months ended April 1, 2011.
     During the three months ended April 1, 2011, bondholders of the Notes due 2033 converted $2.5 million of principal amount at maturity. The conversion value of the bonds converted was approximately $2.8 million. The Company paid approximately $1.2 million in cash to reduce the accreted value of debt at the time of conversion and the remaining conversion value of $1.6 million was settled in stock.

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
Short-term Borrowings
     As of April 1, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $210.1 million and $203.6 million, respectively. Short-term debt consists primarily of the funding related to the accounts receivable securitization facility (“ARC”) which matures in July of 2011. Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC, which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of April 1, 2011 and December 31, 2010, $401.0 million and $407.8 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds of up to $200.0 million. The assets of ARC (limited to the amount of outstanding borrowings) are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.
Other
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $184.6 million in available, committed, unused credit lines ($234.6 million after consideration of the refinance of the revolving credit agreement in April 2011. See Note 14. “Subsequent Event” for further information). At April 1, 2011, the Company has drawn $200.0 million of borrowings under its $200 million accounts receivable facility.
     The Company may redeem its Notes due 2033, in whole or in part, on July 7, 2011 for cash at the accreted value. Additionally, holders may require the Company to purchase all or a portion of their Convertible Notes due 2033 at various prices on certain future dates beginning July 7, 2011. The Company is required to pay the purchase price in cash. The Notes due 2033 are structurally subordinated to the indebtedness of Anixter. Although the notes were convertible at April 1, 2011, they are classified as long-term as the Company has the intent and ability to refinance the accreted value under existing long-term financing agreements available at April 1, 2011.
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
     As of April 1, 2011, the Company had two interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 25 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreement obligates the Company to pay a fixed rate through November 2011.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Foreign currency forward contracts: The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be perfectly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency-denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.
     At April 1, 2011 and December 31, 2010, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At April 1, 2011 and December 31, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $205.3 million and $223.0 million, respectively. The Company recorded gains on its foreign currency forward contracts in the three months ended April 1, 2011 and April 2, 2010 of $2.2 million and $3.5 million, respectively. Offsetting the gains were costs associated with the hedging programs of $0.5 million in both the three months ended April 1, 2011 and April 2, 2010. The Company recorded losses on the foreign-denominated accounts that were hedged of $2.4 million and $4.8 million in the first quarters of 2011 and 2010, respectively. The Company does not hedge 100% of its foreign-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period.
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
     At April 1, 2011, the Company’s carrying value of its fixed-rate debt was $526.5 million as compared to $543.3 million at December 31, 2010. The estimated fair market value of the Company’s fixed-rate debt at April 1, 2011 and December 31, 2010 was $670.3 million and $672.8 million, respectively. The decline in the carrying value and estimated fair market value is due to the repurchase of a portion of the Notes due 2033 in the three months ended April 1, 2011. As of April 1, 2011 and December 31, 2010, the Company’s carrying value of its variable-rate debt was $436.3 million and $349.1 million, respectively, which approximates the estimated fair market value.
     The fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. At April 1, 2011 and December 31, 2010, interest rate swaps were revalued at current interest rates with the changes in valuation reflected directly in “Accumulated Other Comprehensive Income (Loss)” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at April 1, 2011 or December 31, 2010.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of the Company’s foreign currency forward contracts was not significant at April 1, 2011 or December 31, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.
NOTE 8. PENSION PLANS
     The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic and Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service (“IRS”) and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.
     Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010	2011	2010
Service cost	$1.7	$1.6	$1.3	$1.2	$3.0	$2.8
Interest cost	3.1	2.9	2.4	2.5	5.5	5.4
Expected return on plan assets	(3.0)	(2.7)	(2.5)	(2.3)	(5.5)	(5.0)
Net amortization	0.9	0.8	0.1	0.2	1.0	1.0
Curtailment	0.6	—	—	—	0.6	—

Net periodic cost	$3.3	$2.6	$1.3	$1.6	$4.6	$4.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets	$2,468.8	$2,284.3
Property, equipment and capital leases, net	101.3	99.8
Goodwill	375.3	374.3
Other assets	179.4	191.3

	$3,124.8	$2,949.7

Liabilities and Stockholder’s Equity:
Current liabilities	$1,134.6	$1,067.4
Subordinated notes payable to parent	10.5	8.5
Long-term debt	475.0	394.4
Other liabilities	150.1	160.6
Stockholder’s equity	1,354.6	1,318.8

	$3,124.8	$2,949.7

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2011	2010
Net sales	$1,517.5	$1,272.6
Operating income	$84.4	$58.5
Income before income taxes	$76.9	$16.3
Net income	$48.9	$12.4
NOTE 10. RESTRUCTURING CHARGE
     In order to improve the Company’s European profitability, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that will eliminate a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million and is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Operations for the three months ended April 1, 2011. The charge includes certain exit costs and employee severance charges which are expected to be fully paid by the end of fiscal 2013. Additional costs of approximately $0.8 million related to moving expenses are expected to be recorded when incurred.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     At the end of the three months ended April 1, 2011, there were 2.2 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     The Company granted approximately 0.1 million stock units to employees during the three months ended April 1, 2011. The grant-date fair value of the employee stock units was $70.02. During the three months ended April 1, 2011, the Company granted directors approximately 12,539 stock units with a weighted-average grant-date fair value of $64.54. The Company granted approximately 0.1 million stock options to employees during the three months ended April 1, 2011, that had a grant-date fair value of $28.76 and an exercise price of $70.02. The fair value of the stock options granted in the three months ended April 1, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock	Risk-Free	Expected	Average
Price Volatility	Interest Rate	Dividend Yield	Expected Life
38%	2.5%	0%	6.13 years
Share Repurchase
     During the three months ended April 2, 2010, the Company repurchased 1.0 million of its outstanding shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand. No repurchases were made in the three months ended April 1, 2011.
NOTE 12. LEGAL CONTINGENCIES
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.
     On May 20, 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded on October 22, 2010 and the arbitration panel rendered its decision on December 13, 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million. On April 15, 2011, the arbitration panel finalized the award to Raytheon to cover their attorneys’ fees and arbitration proceeding costs in the amount of $1.5 million and the arbitration proceeding was closed. The Company has appealed the awards. The Company recorded a pre-tax charge of $20.0 million in the fourth quarter of 2010 which approximates the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. There were no significant changes to the Company’s accrual for this matter during the first quarter of 2011.
     On September 11, 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its chief financial officer. On November 18, 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. On January 6, 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. On March 31, 2011, the Court dismissed the complaint but allowed the lead plaintiff the opportunity to re-plead its complaint. Plaintiff did so on April 28, 2011. The Company and the other defendants intend to continue to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Segment information for the three months ended April 1, 2011 and April 2, 2010 and as of April 1, 2011 and December 31, 2010 was as follows (in millions):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Net sales:
North America	$1,069.7	$896.1
Europe	291.3	253.2
Emerging Markets	156.5	123.3

	$1,517.5	$1,272.6

Operating income:
North America	$75.9	$50.9
Europe	—	0.5
Emerging Markets	7.2	5.6

	$83.1	$57.0

	April 1,	December 31,
	2011	2010
Total assets:
North America	$2,136.4	$2,043.9
Europe	654.6	586.7
Emerging Markets	317.2	302.7

	$3,108.2	$2,933.3

     The following tables presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended April 1, 2011 (in millions):

	Three Months Ended April 1, 2011
	North America	Europe(b)	Emerging Markets	Total
Balance as of December 31, 2010	$350.8	$11.6	$11.9	$374.3
Acquisition related(a)	(0.3)	—	—	(0.3)
Foreign currency translation	0.5	0.5	0.3	1.3

Balance as of April 1, 2011	$351.0	$12.1	$12.2	$375.3

(a)	In the first quarter of 2011, the Company adjusted goodwill recognized in 2010 by $0.3 million, related to the acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for which the Company paid $36.4 million, net of cash acquired. The purchase price, as well as the allocation thereof, will be finalized in 2011.

(b)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at December 31, 2010 and April 1, 2011.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SUBSEQUENT EVENT
     In April of 2011, the Company’s primary operating subsidiary, Anixter Inc., refinanced its senior unsecured revolving credit facility. The following key changes have been made to the prior revolving credit agreement:
•	The size of the credit facility was increased from $350 million to $400 million (or the equivalent in Euros).

•	The maturity date of the new agreement will be April 2016.

•	Anixter Inc. will be permitted to direct funds to Anixter International Inc. for payment of dividends and share repurchases to a maximum of $175 million plus 50 percent of Anixter Inc.’s cumulative net income from the effective date of the new agreement.

•	Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

•	The pricing grid has been adjusted to a leverage based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin will be Libor plus 200 basis points, similar to the prior agreement.
     All other material terms and conditions of the revolving credit agreement, which is guaranteed by the Company, are similar to the prior credit agreement.

ANIXTER INTERNATIONAL INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales, comparisons to the prior corresponding period, both worldwide and in relevant geographic segments, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions and foreign exchange and copper price effects (non-GAAP). The Company believes that by reporting organic growth which excludes the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales trends and other aspects of its financial performance.
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
     The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the next twelve months. Due to the incremental working capital requirements to support the 19.2% sales growth in the current quarter, net cash used in operations was $5.5 million. In the prior year quarter, cash flow generated from operations was $74.7 million, resulting from flat sales and continuing working capital reductions. While the Company expects positive cash flow during the year, it expects that it will be less than the prior year due to higher working capital requirements throughout the year.

ANIXTER INTERNATIONAL INC.
     During the first quarter of 2011, the Company retired $21.2 million in accreted value of its Notes due 2033. Subsequent to the first quarter of 2011, the Company refinanced its revolving credit agreement, increasing the size of the facility to $400 million from $350 million with a new maturity date of April 2016. At the end of the first quarter of 2011, the Company’s debt-to-total capital ratio was 47.4%, within its targeted range of 45% to 50%. Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $184.6 million in available, committed, unused credit lines ($234.6 million after consideration of the refinancing of the revolving credit agreement discussed in Note 14 “Subsequent Event” to the Condensed Consolidated Financial Statements) and has drawn $200.0 million of borrowings under its $200 million accounts receivable facility.
     With a quarter-end cash balance of $107.6 million and available credit lines, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares, Notes due 2033 or other outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the current leverage on the balance sheet positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
Cash Flow
     Due to the incremental working capital requirements to support the 19.2% sales growth in the current quarter, the Company’s net cash used in operations was $5.5 million. In the prior year quarter, cash flow generated from operations was $74.7 million resulting from sales and reduced working capital requirements.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, increased to $6.1 million in the three months ended April 1, 2011 from $4.1 million in the three months ended April 2, 2010. Capital expenditures are expected to be approximately $30 to $35 million in 2011 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash provided by financing activities was $40.8 million in the three months ended April 1, 2011 compared to $116.5 million of net cash used in financing activities in the corresponding period in 2010. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired a portion of its Notes due 2033 for $47.9 million resulting in a pre-tax gain of $0.1 million. During the first three months of 2010, using net cash generated from operations and net proceeds from borrowings of $74.6 million, the Company repurchased 1.0 million shares of common stock for $41.2 million and a portion of its Notes due 2014 for a total of $150.8 million. The repurchase of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million in the first quarter of 2010.
Financing
     As of April 1, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $210.1 million and $203.6 million, respectively, and the Company’s long-term debt outstanding was $752.7 million and $688.8 million, respectively. Consolidated interest expense was $12.8 million and $15.6 million in the first quarter of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average-cost of debt than the year ago quarter. The Company’s weighted-average cost of borrowings decreased to 5.2% in the first quarter of 2011 from 7.4% in the first quarter of 2010 primarily due to the debt repurchases of higher cost debt during the first quarter of 2010. Interest rates on approximately 60.9% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the first quarter of 2011. The Company’s debt-to-total capital ratio was 47.4%, within its targeted range of 45% to 50%.

ANIXTER INTERNATIONAL INC.
Executive Overview
     The Company competes with distributors and manufacturers who sell products directly or through existing distribution channels to end users or other resellers. The Company’s relationship with the manufacturers for which it distributes products could be affected by decisions made by these manufacturers as the result of changes in management or ownership as well as other factors. Although the Company has strong relationships with its suppliers, the loss of a major supplier could have a temporary adverse effect on the Company’s business, but would not have a lasting impact since comparable products are available from alternate sources. For further information, see Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The stronger-than-expected pace of the economic recovery not only fueled higher sales growth than the Company anticipated in the first quarter of 2011, but it also was strong enough to overcome the historical patterns that typically produce relatively flat sequential sales from the fourth quarter to the first quarter. The Company experienced well-balanced sales performance across all reporting segments and end markets within North America, Europe and Emerging Markets. In addition to the better-than-expected year-on-year sales increase of 19.2%, the Company also experienced a 5.8% sequential increase in quarterly sales, which included $29.5 million of sales from our December 2010 acquisition of Clark Security Products (“Clark”). Consistent with the trends the Company has experienced in the last few quarters, higher copper prices added approximately $25.2 million, or approximately 2.0%, of revenues in the first quarter of 2011 compared to the prior year quarter. The continued strengthening of foreign currencies also accounted for an additional $20.0 million, or approximately 1.6%, of revenues.
     The Company’s first quarter of 2011 results include a $5.3 million operating expense related to costs associated with rationalizing our European cost structure. Improving the profitability of the European operations has been and continues to be a key priority for the Company. Returning that segment to the pre-recession level of operating margin requires not just higher volume, but also a right-sizing of the cost base. The Company continues to identify opportunities to leverage shared facilities across each of the end markets it serves. Additionally, as the Company converts remaining facilities from prior acquisitions to the Company’s mainframe systems, it provides further leveraging opportunities. The $5.3 million expense recorded in the first quarter of 2011 is expected to be fully paid before the end of fiscal 2013 and will result in a consolidation of facilities and reduction in personnel. Once these actions are fully completed by the end of 2013, the annualized savings to be realized in 2014 (the first full year of savings) are estimated to be $5 million.
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

ANIXTER INTERNATIONAL INC.
First Quarter 2011 Results of Operations
Consolidated Results of Operations

	Three Months Ended
	April 1,	April 2,	Percent
	2011	2010	Change
	(In millions)
Net sales	$1,517.5	$1,272.6	19.2%
Gross profit	$352.7	$289.7	21.7%
Operating expenses	$269.6	$232.7	15.8%
Operating income	$83.1	$57.0	45.8%
     Net Sales: The Company’s net sales during the first quarter of 2011 increased $244.9 million, or 19.2%, compared with the prior year quarter. Favorable effects of foreign exchange rates increased sales by $20.0 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in the first quarter of 2011 by $25.2 million and $29.5 million, respectively, as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, copper prices and the fourth quarter of 2010 acquisition, the Company’s net sales increased $170.2 million, or approximately 13.4%, in the first quarter of 2011 as compared to the first quarter of 2010. All geographic segments as well as all worldwide end markets (enterprise cabling and security, electrical wire and cable and OEM Supply) reported year-on-year organic sales growth.
     Gross Margin: Gross margin increased in the first quarter of 2011 to 23.2% as compared to 22.8% in the prior year quarter mainly due to an improvement in the overall sales mix by end market. The effects of higher copper prices did not impact gross margin significantly; however, the effects of copper prices did increase gross profit dollars by $5.0 million in the first quarter of 2011 as compared to the prior year. The Company continues to be pleased with the stabilization of gross margin over the last three quarters. This trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. However, gross margin continues to be negatively impacted by cost pressures in the European OEM Supply business due to significant unilateral cost increases from European based fastener manufacturers. Despite the Company’s success in negotiating price increases from its customers that offset an initial round of price increases from suppliers, the Company is now dealing with a second round of supplier price increases. The Company’s level of success of negotiating customer pricing in the context of long term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time.
     Operating Expenses: Operating expenses increased 15.8% from $232.7 million in the year ago period to $269.6 million in the first quarter of 2011. The first quarter of 2011 operating expenses include an incremental $8.4 million related to a recent acquisition, $5.3 million for a restructuring charge to rationalize the European cost structure and $3.6 million due to changes in foreign exchange rates. Excluding these items, operating expenses increased $19.6 million, or 8.4%, on a 13.4% organic increase in sales. The current quarter increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs.
     Operating Income: Operating income increased by $26.1 million, or 45.8%, to $83.1 million in the first quarter of 2011 as compared to $57.0 million in the first quarter of 2010. A recent acquisition, favorable foreign exchange rate changes and higher copper prices increased operating income by $0.6 million, $0.8 million and $5.0 million, respectively. The operating margin of 5.5% in the current quarter compares to 4.5% in the year ago quarter. Excluding the restructuring charge, operating margin was 5.8%. The strong operating margin improvement was driven by both a higher gross margin and better operating leverage on higher sales.
     Interest Expense: Consolidated interest expense was $12.8 million and $15.6 million in the first quarter of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average cost of debt than in the year ago quarter. The Company’s average cost of debt was 5.2% in the first quarter of 2011, down from the 7.4% level of the first quarter of 2010 primarily due to the repurchase of higher cost debt in the first quarter of last year. At the end of the first quarter of 2011, approximately 60.9% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

ANIXTER INTERNATIONAL INC.
     Early Retirement of Debt: The first quarter of 2011 repurchase of a portion of the Notes due 2033 resulted in a reduction of $21.2 million of accreted value for these notes and the recognition of a $0.1 million pre-tax gain. This slight gain compares to the $30.5 million pre-tax loss associated with the early retirement of $121.9 million of the Company’s 10% Senior Notes due 2014 (“Notes due 2014”) in the prior year period.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the first quarter of 2011 and 2010:

	Three Months Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Foreign exchange	$(0.2)	$(1.3)
Cash surrender value of life insurance policies	0.9	0.6
Other	(0.2)	(0.4)

	$0.5	$(1.1)

     Due to the weakening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $0.2 million and $1.3 million in the first quarter of 2011 and 2010, respectively.
     Income Taxes: The first quarter of 2011 tax provision was $26.6 million compared to $3.9 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended April 1, 2011 was 37.5% as compared to 40.0% in the prior year period. The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to state income taxes.
     Net Income: For the first quarter of 2011, the Company reported net income of $44.3 million, or $1.23 per diluted share, compared to $5.9 million, or $0.16 per diluted share, reported in the year ago period. The year-on-year comparisons were impacted by the European restructuring charge of $0.09 per diluted share in the first quarter of 2011 and the loss on the retirement of debt in the prior year quarter of $0.53 per diluted share. Excluding these items from both years, net income would have been $47.6 million, or $1.32 per diluted share, as compared to $24.8 million, or $0.69 per diluted share, in the year ago quarter, an increase of 92.1%.
North America Results of Operations

	Three Months Ended
	April 1,	April 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$1,069.7	$896.1	19.4%
Gross profit	$251.8	$204.7	23.0%
Operating expenses	$175.9	$153.8	14.3%
Operating income	$75.9	$50.9	49.3%
     Net Sales: When compared to the first quarter of 2010, North America net sales in the first quarter of 2011 increased 19.4% to $1,069.7 million from $896.1 million. Excluding favorable effects of foreign exchange rate changes, the impact of the acquisition of Clark and copper prices of $11.2 million, $29.5 million and $21.3 million, respectively, North America net sales were $1,007.7 million in the first quarter of 2011, which represents an increase of $111.6 million, or approximately 12.4%, as compared to the year ago quarter.

ANIXTER INTERNATIONAL INC.
     Gross Margin: Gross margin increased to 23.5% in the first quarter of 2011 from 22.8% in the first quarter of 2010 mainly due to improved end market sales mix. The effects of higher copper prices did not impact gross margin percentages; however, the effects of copper prices did increase gross profit dollars by $3.9 million in the first quarter of 2011 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $22.1 million, or 14.3%, in the first quarter of 2011 from the year ago quarter. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $8.4 million and $1.6 million, respectively, in the current quarter. Excluding the acquisition of Clark and foreign exchange, operating expenses increased $12.1 million, or 7.8%, primarily due to variable costs associated with the 12.4% organic growth in sales and higher variable compensation related costs.
     Operating Income: The operating margin of 7.1% in the first quarter of 2011 compared to 5.7% in the first quarter of 2010. The improvement in operating margin reflects a sales mix driven gross margin improvement. Operating income increased by $25.0 million, or 49.3%, in the first quarter of 2011 as compared to the year ago quarter. Favorable foreign exchange rate changes, the acquisition and higher copper prices increased operating income by $0.7 million, $0.6 million and $3.9 million, respectively.
Europe Results of Operations

	Three Months Ended
	April 1,	April 2,	Percent
	2011	2010	Change
	(In millions)
Net sales	$291.3	$253.2	15.1%
Gross profit	$69.6	$59.5	16.9%
Operating expenses	$69.6	$59.0	18.0%
Operating income	$—	$0.5	nm

nm — not meaningful
     Net Sales: When compared to the first quarter of 2010, Europe net sales increased 15.1% to $291.3 million in the first quarter of 2011, including $3.9 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $3.9 million in the first quarter of 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $283.5 million in the first quarter of 2011, which represents an organic increase of $30.3 million, or approximately 12.0%, over the first quarter of 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market. The OEM Supply end market in Europe has averaged a 36 percent organic sales increase each quarter for the last three quarters.
     Gross Margin: Gross margin in the three months ended April 1, 2011 was 23.9% compared to 23.5% in the corresponding period in 2010. The increase in gross margin is primarily due to stronger sales in the higher margin OEM Supply end market as compared to the sales growth in the other end markets. The effects of higher copper prices did not impact gross margin percentages; however, the effects of higher copper prices increased gross profit dollars by $1.1 million in the first quarter of 2011 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $10.6 million, or 18.0%, in the first quarter of 2011 compared to the first quarter of 2010. The restructuring charge and foreign exchange rate changes increased operating expenses by $5.3 million and $1.1 million, respectively, in the first quarter of 2011. Excluding the restructuring charge and foreign exchange, operating expenses increased $4.2 million, or 7.1%, primarily due to variable costs associated with the 12.0% organic growth in sales in the first quarter.

ANIXTER INTERNATIONAL INC.
     Operating Income: Operating profit was break-even in the first quarter, including the $5.3 million restructuring charge, which compared to operating income of $0.5 million in the year ago period. Copper prices increased Europe’s operating income by $1.1 million in the first quarter of 2011. Foreign exchange rate changes resulted in an unfavorable impact of $0.1 million on the operating income during the first quarter of 2011. Europe operating margin, excluding the restructuring charge, was 1.8% in the first quarter of 2011 compared to 0.2% in the year ago quarter. The 40 basis point improvement in gross margin year-on-year combined with the 120 basis point improvement in operating expense excluding the restructuring charge, as a percent of sales drove the 160 basis point improvement in operating margin.
Emerging Markets Results of Operations

	Three Months Ended
	April 1,	April 2,	Percent
	2011	2010	Change
	(In millions)
Net sales	$156.5	$123.3	26.9%
Gross profit	$31.3	$25.5	22.7%
Operating expenses	$24.1	$19.9	21.2%
Operating income	$7.2	$5.6	28.0%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2011 increased 26.9% to $156.5 million from $123.3 million in the first quarter of 2010. Excluding the favorable impact from changes in foreign exchange rates of $4.9 million, Emerging Markets net sales increased 22.9%. The increase in sales is primarily the result of an increase in Enterprise Cabling and Security sales in the first quarter of 2011 as compared to the year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the three months ended April 1, 2011, Emerging Markets gross margin decreased to 20.0% from 20.7% in the corresponding period in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets. As the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of sales are related to lower margin project business.
     Operating Expenses: Operating expenses increased $4.2 million in the first quarter of 2011, or 21.2%, compared to the first quarter of 2010. Foreign exchange rate changes increased operating expenses by $0.9 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 17.0% as compared to the year ago quarter. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.
     Operating Income: Emerging Markets operating income increased $1.6 million, or 28.0%, in the first quarter of 2011 compared to the first quarter of 2010. The impact of foreign exchange rates increased operating income by $0.2 million. Operating margin in the first quarter of both 2011 and 2010 was 4.6%.
Critical Accounting Policies and New Accounting Pronouncements
     There were no material changes in the Company’s critical accounting policies since the filing of its 2010 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2010 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There were no material changes to the Company’s market risks and related disclosures in Item 7A. of Part II in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of April 1, 2011 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2011. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Information regarding legal proceedings is contained in Note 12. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
     There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.

ITEM 6. EXHIBITS.

(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Dennis J. Letham, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended April 1, 2011 and April 2, 2010, (ii) the Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended April 1, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
May 4, 2011	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

May 4, 2011	By:	/s/ Dennis J. Letham
Dennis J. Letham
Executive Vice President — Finance and Chief Financial Officer