Form 10-Q
period 2011-07-01
ANIXTER INTERNATIONAL INC
filed 2011-08-05
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At July 28, 2011, 34,893,681 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 6.	Exhibits	29
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$1,612.8	$1,367.2	$3,130.3	$2,639.8
Cost of goods sold	1,239.5	1,054.2	2,404.3	2,037.1

Gross profit	373.3	313.0	726.0	602.7
Operating expenses	275.5	242.9	545.1	475.6

Operating income	97.8	70.1	180.9	127.1
Other (expense) income:
Interest expense	(12.8)	(13.2)	(25.6)	(28.8)
Net (loss) gain on retirement of debt	(0.1)	0.8	—	(29.7)
Other, net	(1.6)	—	(1.1)	(1.1)

Income before income taxes	83.3	57.7	154.2	67.5
Income tax expense	31.2	23.1	57.8	27.0

Net income	$52.1	$34.6	$96.4	$40.5

Net income per share:
Basic	$1.50	$1.02	$2.78	$1.19
Diluted	$1.43	$0.98	$2.66	$1.14
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2011	2010
(In millions, except share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98.7	$78.4
Accounts receivable, net (Includes $517.9 at July 1, 2011 and $407.8 at December 31, 2010 associated with securitization facility)	1,220.3	1,099.3
Inventories	1,143.7	1,002.7
Deferred income taxes	58.3	50.3
Other current assets	38.0	50.5

Total current assets	2,559.0	2,281.2
Property and equipment, at cost	306.0	288.9
Accumulated depreciation	(216.6)	(204.3)

Net property and equipment	89.4	84.6
Goodwill	375.9	374.3
Other assets	182.1	193.2

	$3,206.4	$2,933.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$742.2	$648.7
Accrued expenses	235.9	218.9
Short-term debt (Includes $200.0 at December 31, 2010 associated with securitization facility)	7.1	203.6

Total current liabilities	985.2	1,071.2
Long-term debt (Includes $245.0 at July 1, 2011 associated with securitization facility)	957.1	688.8
Other liabilities	135.7	162.5

Total liabilities	2,078.0	1,922.5
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 34,912,453 and 34,323,061 shares issued and outstanding in 2011 and 2010, respectively	34.9	34.3
Capital surplus	225.2	230.1
Retained earnings	870.7	774.2
Accumulated other comprehensive income (loss):
Foreign currency translation	39.1	16.8
Unrecognized pension liability	(41.6)	(43.9)
Unrealized gain (loss) on derivatives, net	0.1	(0.7)

Total accumulated other comprehensive loss	(2.4)	(27.8)

Total stockholders’ equity	1,128.4	1,010.8

	$3,206.4	$2,933.3

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Operating activities:
Net income	$96.4	$40.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on retirement of debt	—	29.7
Depreciation	11.2	11.2
Accretion of debt discount	8.7	9.7
Deferred income taxes	6.0	6.2
Amortization of intangible assets	5.9	5.8
Stock-based compensation	5.2	8.3
Amortization of deferred financing costs	1.2	1.5
Excess income tax benefit from employee stock plans	(5.8)	(1.4)
Changes in current assets and liabilities, net	(111.8)	5.6
Other, net	(4.2)	(5.8)

Net cash provided by operating activities	12.8	111.3
Investing activities:
Capital expenditures, net	(14.5)	(10.1)

Net cash used in investing activities	(14.5)	(10.1)
Financing activities:
Proceeds from borrowings	620.5	370.8
Repayment of borrowings	(528.9)	(275.3)
Retirement of Convertible Notes due 2033 — debt component	(37.3)	(27.8)
Retirement of Convertible Notes due 2033 — equity component	(44.9)	(13.1)
Deferred financing costs	(4.1)	—
Payment of cash dividend	(0.8)	—
Proceeds from stock options exercised	11.7	2.5
Excess income tax benefit from employee stock plans	5.8	1.4
Retirement of Notes due 2014	—	(150.8)
Purchases of common stock for treasury	—	(41.2)

Net cash provided by (used in) financing activities	22.0	(133.5)

Increase (decrease) in cash and cash equivalents	20.3	(32.3)
Cash and cash equivalents at beginning of period	78.4	111.5

Cash and cash equivalents at end of period	$98.7	$79.2

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
     Accounts receivable are net of allowances for doubtful accounts of $23.6 million and $25.0 million as of July 1, 2011 and December 31, 2010, respectively.
     Recently issued accounting pronouncements not yet adopted: In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Adoption of this guidance at the beginning of fiscal 2012 is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.
NOTE 2. COMPREHENSIVE INCOME
     Comprehensive income, net of tax, consisted of the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2011	2010	2011	2010
Net income	$52.1	$34.6	$96.4	$40.5
Foreign currency translation	5.5	(20.0)	22.3	(13.0)
Changes in unrealized pension cost	0.8	1.0	2.3	3.1
Changes in fair market value of derivatives	0.2	0.6	0.8	(0.3)

Comprehensive income	$58.6	$16.2	$121.8	$30.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INCOME PER SHARE
     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions, except per share data)	2011	2010	2011	2010

Basic Income per Share:
Net income	$52.1	$34.6	$96.4	$40.5

Weighted-average common shares outstanding	34.8	33.9	34.7	34.1

Net income per basic share	$1.50	$1.02	$2.78	$1.19

Diluted Income per Share:
Net income	$52.1	$34.6	$96.4	$40.5

Weighted-average common shares outstanding	34.8	33.9	34.7	34.1
Effect of dilutive securities:
Stock options and units	0.4	0.5	0.5	0.5
Convertible notes due 2033	0.5	1.0	0.4	1.0
Convertible notes due 2013	0.6	—	0.6	—

Diluted weighted-average common shares outstanding	36.3	35.4	36.2	35.6

Net income per diluted share	$1.43	$0.98	$2.66	$1.14
     The Company’s $300 million convertible notes due 2013 (“Notes due 2013”) are not currently convertible. In periods when the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election, in cash, common stock or a combination of cash and common stock. As a result of the Company’s average stock price exceeding the conversion price of $59.78 per share during both the three and six months ended July 1, 2011, 0.6 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding. The Company’s average stock price for the three and six months ended July 2, 2010 did not exceed the conversion price and, therefore, the Notes due 2013 were antidilutive for this period.
     The Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) are currently convertible. In periods when the Notes due 2033 are convertible, any conversion will be settled in cash up to the accreted principal amount, and any amount in excess of the accreted principal value will be settled in common stock. As a result of the conversion value exceeding the average accreted principal value during the three and six months ended July 1, 2011, the Company included 0.5 million and 0.4 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted-average common shares outstanding. During the three and six months ended July 2, 2010, the Company included 1.0 million additional shares for both periods related to the Notes due 2033 in the diluted weighted-average common shares outstanding.
     In the three and six months ended July 1, 2011, 0.4 million and 0.5 million additional shares, respectively, were included in the computation of diluted earnings per share relating to exercisable stock options and units because the effect of these common stock equivalents were dilutive during the periods presented. In both the three and six months ended July 2, 2010, 0.5 million additional shares were included in the computation of diluted earnings per share because the effect of these common stock equivalents were dilutive during the periods presented.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In the three and six months ended July 1, 2011, the Company issued 0.2 million and 0.6 million shares, respectively, related to stock option exercises and vesting of stock units. In the three and six months ended July 2, 2010, the Company issued 0.1 million and 0.3 million shares, respectively, due to stock option exercises and vesting of stock units. During the six months ended July 2, 2010, the Company repurchased 1 million of its outstanding shares. No repurchases were made in the six months ended July 1, 2011.
NOTE 4. INCOME TAXES
     The second quarter of 2011 tax provision was $31.2 million compared to $23.1 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended July 1, 2011 was 37.5% as compared to 40.0% in the prior year period.
     The tax provision for the six months ended July 1, 2011 was $57.8 million as compared to $27.0 million in the corresponding period in the prior year. The Company’s effective tax rate for the six months ended July 1, 2011 was 37.5% compared to 40.0% in the prior year period.
     The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to state income taxes.
NOTE 5. DEBT
     At July 1, 2011, the Company’s total debt outstanding was $964.2 million as compared to $892.4 million at December 31, 2010. The Company’s weighted-average cost of borrowings was 5.0% and 6.3% for the three months ended July 1, 2011 and July 2, 2010, respectively, and 5.1% and 6.8% for the six months ended July 1, 2011 and July 2, 2010, respectively.
Retirement of Debt
     During the first six months of 2011, the Company retired a portion of the Notes due 2033 as a result of repurchases and bondholder conversions. The Company paid approximately $82.2 million in cash and $1.6 million was settled in stock. Available borrowings under the Company’s long-term revolving credit facility were used to retire these notes. In connection with the retirement of debt, the Company reduced the accreted value of the debt by $37.4 million, recorded a reduction in equity of $44.9 million ($22.9 million, net of the reduction of deferred tax liabilities of $22.0 million). These reductions resulted in the recognition of a pre-tax gain of $0.1 million based on the fair value of the liability and equity components at the time of retirement.
     During the first quarter of 2010, the Company retired $121.9 million of accreted value of its 10% Senior Notes due 2014 (“Notes due 2014”) for $150.8 million. Available cash and other borrowings were used to retire these notes. As a result of the retirement of debt, the Company recognized a pre-tax loss of $30.5 million, inclusive of $2.5 million of debt issuance costs that were written off and $0.3 million of fees associated with the retirement.
     During the second quarter of 2010, the Company retired a portion of the Notes due 2033 for $40.9 million. Available cash was used to retire these notes. In connection with the retirement of debt, the Company reduced the accreted value of the debt by $28.6 million, recorded a reduction in equity of $13.1 million (reflecting the fair value of the conversion option at the time of repurchase) and reduced deferred tax liabilities by $8.0 million. The retirement of debt resulted in the recognition of a pre-tax gain of $0.8 million.
Accounts Receivable Securitization Facility
     In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes were made to the program:
•	The size of the program increased from $200 million to $275 million.

•	The liquidity termination date of the program will be May 2013 (formerly a program maturing July 2011).

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).

•	Unused capacity fees decreased from 57.5 to 60 basis points to 45 to 55 basis points depending on utilization.
     All other material terms and conditions remain unchanged. As a result of the change in maturity, this debt was classified as long-term on the Company’s condensed consolidated balance sheet at July 1, 2011 (formerly short-term debt as of December 31, 2010).
     Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of July 1, 2011 and December 31, 2010, $517.9 million and $407.8 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $275.0 million. The assets of ARC (limited to the amount of outstanding borrowings) are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.
Other
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $259.8 million in available, committed, unused credit lines. At July 1, 2011, the Company has drawn $245.0 million of borrowings under its $275.0 million accounts receivable facility.
     In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., refinanced its senior unsecured revolving credit facility. The following key changes were made to the prior revolving credit agreement:
•	The size of the credit facility was increased from $350 million to $400 million (or the equivalent in Euros).

•	The maturity date of the new agreement will be April 2016.

•	Anixter Inc. will be permitted to direct funds to the Company for payment of dividends and share repurchases to a maximum of $175 million plus 50 percent of Anixter Inc.’s cumulative net income from the effective date of the new agreement.

•	Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

•	The pricing grid has been adjusted to a leverage-based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin will be Libor plus 200 basis points, similar to the prior agreement.
     All other material terms and conditions of the revolving credit agreement, which is guaranteed by the Company, are similar to the prior credit agreement. In connection with the amendment, the Company recognized a pre-tax loss of $0.1 million due to a write-off of deferred financing fees related to the prior revolving credit agreement.
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
     As of July 1, 2011, the Company had two interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 25 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreement obligates the Company to pay a fixed rate through November 2011.
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
     At July 1, 2011 and December 31, 2010, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed consolidated statements of operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At July 1, 2011 and December 31, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $210.6 million and $223.0 million, respectively. The Company recorded losses on its foreign currency forward contracts in the three and six months ended July 1, 2011 of $5.7 million and $3.5 million, respectively, and gains of $0.8 million and $4.3 million in the three and six months ended July 2, 2010, respectively. Included in the gains and losses on the Company’s foreign currency forward contracts were costs associated with the hedging programs of $0.5 million and $1.0 million for the three months and six months, respectively, ended July 1, 2011 and July 2, 2010. The Company recorded gains on the foreign currency-denominated accounts that were economically hedged in the three and six months ended July 1, 2011 of $4.2 million and $1.8 million, respectively, and losses of $2.9 million and $7.7 million in the three and six months ended July 2, 2010, respectively. The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period.
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
     The Company’s fixed-rate debt primarily consists of nonconvertible and convertible debt as follows:

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•	Nonconvertible fixed-rate debt consisting of the Company’s $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”) and Notes due 2014.

•	Convertible fixed-rate debt consisting of the Company’s Notes due 2013 and Notes due 2033.
     At July 1, 2011, the Company’s carrying value of its fixed-rate debt was $514.7 million as compared to $543.6 million at December 31, 2010. The estimated fair market value of the Company’s fixed-rate debt at July 1, 2011 and December 31, 2010 was $617.7 million and $672.8 million, respectively. The decline in the carrying value and estimated fair market value is due to the retirement of a portion of the Notes due 2033 during the first half of 2011. As of July 1, 2011 and December 31, 2010, the Company’s carrying value of its variable-rate debt was $449.5 million and $348.8 million, respectively, which approximates the estimated fair market value.
     The fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. At July 1, 2011 and December 31, 2010, interest rate swaps were revalued at current interest rates with the changes in valuation reflected directly in “Accumulated Other Comprehensive Income (Loss)” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at July 1, 2011 or December 31, 2010.
     The fair value of the Company’s foreign currency forward contracts was not significant at July 1, 2011 or December 31, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.
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
     Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010	2011	2010

Service cost	$1.8	$1.5	$1.4	$1.1	$3.2	$2.6
Interest cost	2.9	2.9	2.5	2.4	5.4	5.3
Expected return on plan assets	(2.9)	(2.7)	(2.6)	(2.2)	(5.5)	(4.9)
Net amortization	0.8	0.9	—	0.2	0.8	1.1

Net periodic cost	$2.6	$2.6	$1.3	$1.5	$3.9	$4.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	Domestic		Foreign		Total
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010	2011	2010

Service cost	$3.5	$3.1	$2.7	$2.3	$6.2	$5.4
Interest cost	6.0	5.8	4.9	4.9	10.9	10.7
Expected return on plan assets	(5.9)	(5.4)	(5.1)	(4.5)	(11.0)	(9.9)
Net amortization	1.7	1.7	0.1	0.4	1.8	2.1
Curtailment	0.6	—	—	—	0.6	—

Net periodic cost	$5.9	$5.2	$2.6	$3.1	$8.5	$8.3

NOTE 9. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
     The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets	$2,558.2	$2,284.3
Property, equipment and capital leases, net	104.0	99.8
Goodwill	375.9	374.3
Other assets	180.6	191.3

	$3,218.7	$2,949.7

Liabilities and Stockholder’s Equity:
Current liabilities	$983.7	$1,067.4
Subordinated notes payable to parent	9.5	8.5
Long-term debt	691.3	394.4
Other liabilities	134.8	160.6
Stockholder’s equity	1,399.4	1,318.8

	$3,218.7	$2,949.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Net sales	$1,612.8	$1,367.2	$3,130.3	$2,639.8
Operating income	$99.2	$71.8	$183.6	$130.3
Income before income taxes	$89.4	$63.2	$166.3	$79.5
Net income	$54.9	$40.1	$103.8	$52.5
NOTE 10. RESTRUCTURING CHARGE
     In order to improve the Company’s profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that will eliminate a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Operations for the six months ended July 1, 2011. The charge includes certain exit costs and employee severance charges which are expected to be fully paid by the end of fiscal 2013. Additional costs of approximately $0.8 million related to moving expenses are expected to be recorded when incurred.
NOTE 11. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     At the end of the second quarter of 2011, there were 2.3 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.
     The Company granted approximately 0.2 million stock units to employees during the six months ended July 1, 2011. The weighted-average grant-date fair value of the employee stock units was $69.91. During the six months ended July 1, 2011, the Company granted directors 18,679 stock units with a weighted-average grant-date fair value of $64.80. The Company granted approximately 0.1 million stock options to employees during the six months ended July 1, 2011 that had a weighted-average grant-date fair value of $28.50 and a weighted-average exercise price of $69.54. The fair value of the stock options granted during the six months ended July 1, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock	Risk-Free Interest	Expected Dividend	Average Expected
Price Volatility	Rate	Yield	Life
38%	2.2% to 2.5%	0%	6.13 years
Share Repurchase
     In the six months ended July 2, 2010, the Company repurchased 1 million of its outstanding shares for $41.2 million. Purchases were made in the open market using available cash on hand. No repurchases were made in the six months ended July 1, 2011.

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
     In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010 and the arbitration panel rendered its decision at the end of 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million. In April 2011, the arbitration panel finalized the award to Raytheon to cover their attorneys’ fees and arbitration proceeding costs in the amount of $1.5 million and the arbitration proceeding was closed. The Company has appealed the awards. The Company recorded a pre-tax charge of $20.0 million in the fourth quarter of 2010 which approximates the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. There were no significant changes to the Company’s accrual for this matter during the second quarter of 2011.
     In September 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its former chief financial officer. In November 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. In January 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. In March 2011, the Court dismissed the complaint but allowed the lead plaintiff the opportunity to re-plead its complaint. Plaintiff did so in April 2011. The Company and the other defendants intend to continue to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.
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
     Segment information for the three and six months ended July 1, 2011 and July 2, 2010 and as of July 1, 2011 and December 31, 2010 was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Net sales:
North America	$1,141.3	$983.4	$2,211.0	$1,879.5
Europe	296.0	251.9	587.3	505.1
Emerging Markets	175.5	131.9	332.0	255.2

	$1,612.8	$1,367.2	$3,130.3	$2,639.8

Operating income:
North America	$84.8	$63.3	$160.7	$114.2
Europe	4.8	(0.7)	4.8	(0.2)
Emerging Markets	8.2	7.5	15.4	13.1

	$97.8	$70.1	$180.9	$127.1

	July 1,	December 31,
	2011	2010
Total assets:
North America	$2,198.0	$2,043.9
Europe	654.8	586.7
Emerging Markets	353.6	302.7

	$3,206.4	$2,933.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended July 1, 2011 (in millions):

	Six Months Ended July 1, 2011
	North America	Europe(b)	Emerging Markets	Total
Balance as of December 31, 2010	$350.8	$11.6	$11.9	$374.3
Acquisition related(a)	(0.3)	—	—	(0.3)
Foreign currency translation	0.6	0.7	0.6	1.9

Balance as of July 1, 2011	$351.1	$12.3	$12.5	$375.9

(a)	In the six months ended July 1, 2011, the Company adjusted goodwill recognized in 2010 by $0.3 million, related to the acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for which the Company paid $36.4 million, net of cash acquired. The purchase price, as well as the allocation thereof, will be finalized in 2011.

(b)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at December 31, 2010 and July 1, 2011.
NOTE 14. SUBSEQUENT EVENT
     In July 2011, the Company retired the remaining Notes due 2033 for $24.9 million. The Company paid approximately $11.6 million in cash to reduce the remaining accreted value of debt and issued approximately 0.2 million shares of its common stock which represented approximately $13.3 million of excess conversion value over the accreted principal amount. Available borrowings under the Company’s long-term revolving credit facility were used to retire these notes.

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
     The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the next twelve months. The Company generated $12.8 million of cash from operations during the first half of 2011 despite the increased working capital requirements to support the 18.6% sales growth. In the first half of 2010, cash flow generated from operations was $111.3 million due to slower revenue growth and continuing working capital reductions. While the Company expects positive cash flow during the remainder of the year, it expects that it will be less than the prior year due to higher working capital requirements throughout the year.

ANIXTER INTERNATIONAL INC.
     With a quarter-end cash balance of $98.7 million and available credit lines, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares or outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the current leverage on the balance sheet positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
Cash Flow
     Due to net income during the six months ended July 1, 2011, offset by the incremental working capital requirements to support the 18.6% sales growth in the first half of 2011, the Company’s net cash generated from operations was $12.8 million. During the first half of 2010, cash flow generated from operations was $111.3 million due to slower revenue growth and reduced working capital requirements.
     Consolidated net cash used in investing activities, consisting primarily of capital expenditures, increased to $14.5 million in the six months ended July 1, 2011 from $10.1 million in the six months ended July 2, 2010. Capital expenditures are expected to be approximately $30 to $35 million in 2011 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.
     Net cash provided by financing activities was $22.0 million in the six months ended July 1, 2011 compared to $133.5 million of net cash used in financing activities in the corresponding period in 2010. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired a portion of its Notes due 2033 for $82.2 million. During the first half of 2011, the Company recorded deferred financing costs of $4.1 million related to the refinancing of its revolving credit facility and accounts receivable securitization facility. In the six months ended July 2, 2010, using net cash generated from operations and net proceeds from borrowings of $95.5 million, the Company repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $150.8 million and $40.9 million, respectively. The retirement of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million in the first quarter of 2010 while the retirement of the Notes due 2033 resulted in a pre-tax gain of $0.8 million in the second quarter of 2010.
Financing
     In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes were made to the program:
•	The size of the program increased from $200 million to $275 million.

•	The liquidity termination date of the program will be May 2013 (formerly a program maturing July 2011).

•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).

•	Unused capacity fees decreased from 57.5 to 60 basis points to 45 to 55 basis points depending on utilization.
     All other material terms and conditions remain unchanged. As a result of the change in maturity, this debt was classified as long-term on the Company’s condensed consolidated balance sheet at July 1, 2011 (formerly short-term debt as of December 31, 2010).
     In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., refinanced its senior unsecured revolving credit facility. The following key changes were made to the prior revolving credit agreement:
•	The size of the credit facility was increased from $350 million to $400 million (or the equivalent in Euros).

•	The maturity date of the new agreement is April 2016.

ANIXTER INTERNATIONAL INC.
•	Anixter Inc. will be permitted to direct funds to the Company for payment of dividends and share repurchases to a maximum of $175 million plus 50 percent of Anixter Inc.’s cumulative net income from the effective date of the new agreement.

•	Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

•	The pricing grid has been adjusted to a leverage based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin will be Libor plus 200 basis points, similar to the prior agreement.
     All other material terms and conditions of the revolving credit agreement, which is guaranteed by the Company, are similar to the prior credit agreement. In connection with the amendment, the Company recognized a pre-tax loss of $0.1 million due to a write-off of deferred financing fees related to the prior revolving credit agreement.
     As of July 1, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $7.1 million and $203.6 million, respectively, and the Company’s long-term debt outstanding was $957.1 million and $688.8 million, respectively. Consolidated interest expense was $25.6 million and $28.8 million in the first half of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average-cost of debt than the year ago period. The Company’s weighted-average cost of borrowings decreased to 5.1% in the first six months of 2011 from 6.8% in the first six months of 2010 primarily due to the retirement of higher cost debt during 2010 and the first half of 2011. Interest rates on 59.6% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the second quarter of 2011. The Company’s debt-to-total capital ratio was 46.1%, within its targeted range of 45% to 50%.
     Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $259.8 million in available, committed, unused credit lines. At July 1, 2011, the Company has drawn $245.0 million of borrowings under its $275.0 million accounts receivable facility.
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
     Despite what continues to be a slower-than-anticipated macro economic recovery, all of the Company’s business segments and end markets delivered strong year-on-year growth for the fifth consecutive quarter. In addition to the 18.0% percent year-on-year sales increase, the Company also achieved a 6.3% sequential increase in sales from the first quarter to the second quarter of 2011.

ANIXTER INTERNATIONAL INC.
     The Company’s strategic initiatives are helping to fuel its sales growth in each of its end markets around the world. These efforts have once again delivered well-balanced sales performance across the Company’s geographic reporting segments with North America, Europe and Emerging Markets all delivering excellent year-on-year sales increases ranging between 16% and 33%. Sales growth by end market was also robust, with both Electrical Wire & Cable and OEM Supply end markets delivering a 25% improvement year-on-year. In addition, the Enterprise Cabling and Security end market grew by 12%, with approximately one-third of that growth coming from the Clark acquisition.
     Second quarter operating expenses of $275.5 million were 17.1% of sales compared to 17.8% in the prior year quarter. Excluding the impact of the Clark acquisition of $8.5 million and exchange rates of $9.0 million, year-on-year operating expenses increased by only $15.1 million or 6%, on a 10% organic increase in sales, demonstrating the leverage in the Company’s operating structure. Expense increases were primarily volume related.
     The momentum that has been building throughout this recovery is reflected in the Company’s strong operating profit performance, which was driven by top-line growth coupled with excellent gross margin management. Specifically, second quarter operating margin of 6.1% reached its highest level in three years, due to a favorable end market sales mix driving a 30 basis point improvement in gross margin combined with operating expense leverage delivering a 70 basis point improvement in operating expense as a percentage of sales. This performance resulted in an incremental operating profit leverage of 11% on the increased year-on-year sales.
     Considering the uncertainty that has continued to exist in most major economies, the Company believes that customer-specific business conditions and outlook are impacting capital spending decisions more than broader macroeconomic factors. In the current environment, the strength of customer relationships, quality of the Company’s value proposition and execution of Company-specific growth initiatives are critical to the Company’s ability to drive growth.
Second Quarter 2011 Results of Operations
Consolidated Results of Operations

	Three Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$1,612.8	$1,367.2	18.0%
Gross profit	$373.3	$313.0	19.3%
Operating expenses	$275.5	$242.9	13.5%
Operating income	$97.8	$70.1	39.6%
     Net Sales: The Company’s net sales during the second quarter of 2011 increased $245.6 million, or 18.0%, compared with the prior year quarter. Favorable effects of foreign exchange rates increased sales by $47.2 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in the second quarter of 2011 by $30.4 million and $29.8 million, respectively, as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, copper prices and the fourth quarter of 2010 acquisition, the Company’s net sales increased $138.2 million, or approximately 10.1%, in the second quarter of 2011 as compared to the second quarter of 2010. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth.

ANIXTER INTERNATIONAL INC.
     Gross Margin: Gross margin increased in the second quarter of 2011 to 23.2% as compared to 22.9% in the prior year quarter mainly due to an improvement in the overall sales mix by end market. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $5.2 million in the second quarter of 2011 as compared to the prior year. The Company continues to be pleased with the stabilization of gross margin over the last four quarters. This trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. However, gross margin continues to be negatively impacted by cost pressures in the European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. Despite the Company’s success in negotiating price increases from its customers that offset the initial price increases from suppliers, the Company is now dealing with additional supplier price increases. The Company’s level of success of negotiating customer pricing in the context of long term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time.
     Operating Expenses: Operating expenses increased 13.5% from $242.9 million in the year ago period to $275.5 million in the second quarter of 2011. The second quarter of 2011 operating expenses include an incremental $8.5 million related to the Clark acquisition and $9.0 million due to changes in foreign exchange rates. Excluding these items, operating expenses increased $15.1 million, or 6.2%, on a 10.1% organic increase in sales. The current quarter increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs.
     Operating Income: Operating income increased by $27.7 million, or 39.6%, to $97.8 million in the second quarter of 2011 as compared to $70.1 million in the second quarter of 2010. The Clark acquisition, favorable foreign exchange rate changes and higher copper prices increased operating income by $0.9 million, $1.8 million and $5.2 million, respectively. The operating margin of 6.1% in the current quarter compares to 5.1% in the year ago quarter. The strong operating margin improvement was driven by both a higher gross margin and better operating leverage on higher sales.
     Interest Expense: Consolidated interest expense was $12.8 million and $13.2 million in the second quarter of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average cost of debt than in the year ago quarter. The Company’s average cost of debt was 5.0% in the second quarter of 2011, down from the 6.3% level of the second quarter of 2010 primarily due to the retirement of higher cost debt. At the end of the second quarter of 2011, 59.6% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.
     Early Retirement of Debt: The second quarter of 2011 results included a pre-tax loss of $0.1 million related to the refinancing of certain credit facilities. This compares to a pre-tax gain of $0.8 million associated with the early retirement of a portion of the Notes due 2033 in the prior year period.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the second quarter of 2011 and 2010:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Foreign exchange	$(0.9)	$0.1
Cash surrender value of life insurance policies	(0.2)	(0.3)
Other	(0.5)	0.2

	$(1.6)	$—

ANIXTER INTERNATIONAL INC.
     Due to the weakening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $0.9 million in the second quarter of 2011. Due to the remeasurement of Venezuela’s bolivar denominated assets, other income and expense included a pre-tax foreign exchange gain of $2.1 million in the second quarter of 2010 offset by comparable foreign exchange losses and other expenses.
     Income Taxes: The second quarter of 2011 tax provision was $31.2 million compared to $23.1 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended July 1, 2011 was 37.5% as compared to 40.0% in the prior year period. The lower effective tax rate in the current quarter is primarily the result of improved earnings in all reporting segments and various foreign tax effects. The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to state income taxes.
     Net Income: For the second quarter of 2011, the Company reported net income of $52.1 million, or $1.43 per diluted share, compared to $34.6 million, or $0.98 per diluted share, reported in the year ago period, representing an increase of 50.5%. The year-on-year comparisons were impacted by the prior quarter foreign exchange gain in Venezuela of $2.1 million, or $0.8 million net of tax, and the pre-tax gain on the early retirement of debt of $0.8 million, or $0.5 million net of tax. Excluding these items from the prior year, net income increased 56.3%.
North America Results of Operations

	Three Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$1,141.3	$983.4	16.0%
Gross profit	$267.1	$225.5	18.5%
Operating expenses	$182.3	$162.2	12.5%
Operating income	$84.8	$63.3	33.8%
     Net Sales: When compared to the second quarter of 2010, North America net sales in the second quarter of 2011 increased 16.0% to $1,141.3 million from $983.4 million. Excluding favorable effects of foreign exchange rate changes of $11.8 million, the impact of the acquisition of Clark of $29.8 million and the impact of copper prices of $27.3 million, North America net sales were $1,072.4 million in the second quarter of 2011, which represents an increase of $89.0 million, or approximately 9.0%, as compared to the year ago quarter.
     Gross Margin: Gross margin increased to 23.4% in the second quarter of 2011 from 22.9% in the second quarter of 2010 mainly due to improved end market sales mix. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $5.0 million in the second quarter of 2011 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $20.1 million, or 12.5%, in the second quarter of 2011 from the year ago quarter. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $8.5 million and $1.6 million, respectively, in the current quarter. Excluding the acquisition of Clark and foreign exchange, operating expenses increased $10.0 million, or 6.2%, primarily due to variable costs associated with the 9.0% organic growth in sales and higher variable compensation related costs.
     Operating Income: The operating margin of 7.4% in the second quarter of 2011 compares to 6.4% in the second quarter of 2010. The improvement in operating margin reflects a sales mix driven gross margin improvement. Operating income increased by $21.5 million, or 33.8%, in the second quarter of 2011 as compared to the year ago quarter. Favorable foreign exchange rate changes, the acquisition and higher copper prices increased operating income by $1.2 million, $0.9 million and $5.0 million, respectively.

ANIXTER INTERNATIONAL INC.
Europe Results of Operations

	Three Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$296.0	$251.9	17.5%
Gross profit	$72.0	$58.8	22.5%
Operating expenses	$67.2	$59.5	12.8%
Operating income (loss)	$4.8	$(0.7)	nm

nm —	not meaningful
     Net Sales: When compared to the second quarter of 2010, Europe net sales increased 17.5% to $296.0 million in the second quarter of 2011, including $3.1 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $26.9 million in the second quarter of 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $266.0 million in the second quarter of 2011, which represents an organic increase of $14.1 million, or approximately 5.6%, over the second quarter of 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.
     Gross Margin: Gross margin in the three months ended July 1, 2011 was 24.3% compared to 23.3% in the corresponding period in 2010. The increase in gross margin is primarily due to stronger sales in the higher margin OEM Supply end market as compared to the sales growth in the other end markets. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of higher copper prices increased gross profit dollars by $0.2 million in the second quarter of 2011 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $7.7 million, or 12.8%, in the second quarter of 2011 compared to the second quarter of 2010. Foreign exchange rate changes increased operating expenses by $6.2 million in the second quarter of 2011. Excluding the foreign exchange rate changes, operating expenses increased $1.5 million, or 2.3%, primarily due to variable costs associated with the 5.6% organic growth in sales in the second quarter.
     Operating Income: Operating profit was $4.8 million in the second quarter compared to an operating loss of $0.7 million in the year ago period. Copper prices increased Europe’s operating income by $0.2 million in the second quarter of 2011. Foreign exchange rate changes resulted in a favorable impact of $0.2 million during the second quarter of 2011. Europe operating margin of 1.6% in the second quarter of 2011 compared to a negative 0.3% in the year ago quarter.
     Emerging Markets Results of Operations

	Three Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$175.5	$131.9	33.1%
Gross profit	$34.2	$28.7	19.2%
Operating expenses	$26.0	$21.2	22.9%
Operating income	$8.2	$7.5	8.9%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2011 increased 33.1% to $175.5 million from $131.9 million in the second quarter of 2010. Excluding the favorable impact from changes in foreign exchange rates of $8.5 million, Emerging Markets net sales increased 26.7%. All end markets contributed to the increase in sales in the second quarter of 2011 as compared to the year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

ANIXTER INTERNATIONAL INC.
     Gross Margin: During the three months ended July 1, 2011, Emerging Markets gross margin decreased to 19.5% from 21.7% in the corresponding period in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets combined with an increase in sales of lower margin communication products in Latin America. As the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of the sales increase is related to lower margin project business.
     Operating Expenses: Operating expenses increased $4.8 million in the second quarter of 2011, or 22.9%, compared to the second quarter of 2010. Foreign exchange rate changes increased operating expenses by $1.2 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 17.3% as compared to the year ago quarter. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.
     Operating Income: Emerging Markets operating income increased $0.7 million, or 8.9%, in the second quarter of 2011 compared to the second quarter of 2010. The impact of foreign exchange rates increased operating income by $0.4 million. Operating margin in the second quarter of 2011 and 2010 was 4.6% and 5.7%, respectively.
Six Months Ended July 1, 2011 Results of Operations
Consolidated Results of Operations

	Six Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$3,130.3	$2,639.8	18.6%
Gross profit	$726.0	$602.7	20.5%
Operating expenses	$545.1	$475.6	14.6%
Operating income	$180.9	$127.1	42.4%
     Net Sales: The Company’s net sales during the six months ended July 1, 2011 increased $490.5 million, or 18.6%, compared with the year ago period. Favorable effects of foreign exchange rates increased sales by $67.2 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in the first half of 2011 by $55.6 million and $59.3 million, respectively, as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, copper prices and the fourth quarter of 2010 acquisition, the Company’s net sales increased $308.4 million, or approximately 11.7%, in the first six months of 2011 as compared to the first six months of 2010. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth.
     Gross Margin: Gross margin increased in the first six months of 2011 to 23.2% as compared to 22.8% in the prior year period mainly due to an improvement in the overall sales mix by end market. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $10.2 million in the first six months of 2011 as compared to the prior year. The Company continues to be pleased with the stabilization of gross margin over the last three quarters. This trend, along with an improving daily sales run rate, is a positive indicator that the economic recovery has resonated in most parts of the Company’s business. However, gross margin continues to be negatively impacted by cost pressures in the European OEM Supply business due to significant unilateral cost increases from European based fastener manufacturers. Despite the Company’s success in negotiating price increases from its customers that offset the initial price increases from suppliers, the Company is now dealing with additional supplier price increases. The Company’s level of success of negotiating customer pricing in the context of long term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time.

ANIXTER INTERNATIONAL INC.
     Operating Expenses: Operating expenses increased 14.6% from $475.6 million in the year ago period to $545.1 million in the first six months of 2011. The first half of 2011 operating expenses include an incremental $16.9 million related to the Clark acquisition, $5.3 million for a restructuring charge to rationalize the European cost structure and $12.6 million due to changes in foreign exchange rates. Excluding these items, operating expenses increased $34.7 million, or 7.3%, on a 11.7% organic increase in sales. The current period increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs.
     Operating Income: Operating income increased by $53.8 million, or 42.4%, to $180.9 million in the first six months of 2011 as compared to $127.1 million in the first six months of 2010. The Clark acquisition, favorable foreign exchange rate changes and higher copper prices increased operating income by $1.5 million, $2.6 million and $10.2 million, respectively. The operating margin of 5.8% in the first half of 2011 compares to 4.8% in the year ago period. Excluding the restructuring charge, operating margin was 6.0%. The strong operating margin improvement was driven by both a higher gross margin and better operating leverage on higher sales.
     Interest Expense: Consolidated interest expense was $25.6 million and $28.8 million in the first six months of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average cost of debt than in the year ago quarter. The Company’s average cost of debt was 5.1% in the first six months of 2011, down from the 6.8% level of the first six months of 2010 primarily due to the retirement of higher cost debt in the first quarter of last year. At the end of the first six months of 2011, approximately 59.6% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.
     Early Retirement of Debt: The first six months of 2011 included a pre-tax gain of $0.1 million related to the early retirement of the Notes due 2033. This gain was fully offset by a pre-tax loss related to the refinancing of certain credit facilities. During the first half of 2010, the Company retired a portion of its Notes due 2014 and Notes due 2033. The retirement of the Notes due 2014 resulted in the recognition of a pre-tax loss of $30.5 million while the retirement of the Notes due 2033 resulted in a pre-tax gain of $0.8 million.
     Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the first six months of 2011 and 2010:

	Six Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Foreign exchange	$(1.1)	$(1.2)
Cash surrender value of life insurance policies	0.7	0.3
Other	(0.7)	(0.2)

	$(1.1)	$(1.1)

     Due to the weakening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $1.1 million and $1.2 million in the first six months of 2011 and 2010, respectively. Due to the remeasurement of the Venezuelan bolivar, the foreign exchange loss for the first six months of 2010 includes a foreign exchange gain of $2.1 million.
     Income Taxes: The tax provision for the six months ended July 1, 2011 was $57.8 million compared to $27.0 million in the corresponding period of last year. The Company’s effective tax rate for the six months ended July 1, 2011 was 37.5% as compared to 40.0% in the prior year period. The lower effective tax rate in the six months ended July 1, 2011 is primarily the result of improved earnings in all reporting segments and various foreign tax effects. The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to state income taxes.

ANIXTER INTERNATIONAL INC.
     Net Income: For the first six months of 2011, the Company reported net income of $96.4 million, or $2.66 per diluted share, compared to $40.5 million, or $1.14 per diluted share, reported in the year ago period. The year-on-year comparisons were impacted by the European restructuring charge of $0.09 per diluted share in the first six months of 2011 and the net loss on the retirement of debt and the gain on the remeasurement of the Venezuelan bolivar in the prior year quarter of $0.49 per diluted share. Excluding these items from both years, net income would have been $99.7 million, or $2.75 per diluted share, as compared to $58.1 million, or $1.63 per diluted share, in the year ago period, an increase of 71.6%.
North America Results of Operations

	Six Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$2,211.0	$1,879.5	17.6%
Gross profit	$518.9	$430.2	20.6%
Operating expenses	$358.2	$316.0	13.4%
Operating income	$160.7	$114.2	40.7%
     Net Sales: When compared to the first six months of 2010, North America net sales in the first six months of 2011 increased 17.6% to $2,211.0 million from $1,879.5 million. Excluding favorable effects of foreign exchange rate changes, the impact of the acquisition of Clark and copper prices of $23.0 million, $59.3 million and $48.6 million, respectively, North America net sales were $2,080.1 million in the first six months of 2011, which represents an increase of $200.6 million, or approximately 10.7%, as compared to the corresponding period in the prior year.
     Gross Margin: Gross margin increased to 23.5% in the first six months of 2011 from 22.9% in the first six months of 2010 mainly due to improved end market sales mix. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $8.9 million in the first six months of 2011 compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $42.2 million, or 13.4%, in the first six months of 2011 from the year ago period. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $16.9 million and $3.2 million, respectively, in the current quarter. Excluding the acquisition of Clark and foreign exchange, operating expenses increased $22.1 million, or 7.0%, primarily due to variable costs associated with the 10.7% organic growth in sales and higher variable compensation related costs.
     Operating Income: The operating margin of 7.3% in the first six months of 2011 compared to 6.1% in the first six months of 2010. The improvement in operating margin was driven by sales mix. Operating income increased by $46.5 million, or 40.7%, in the first six months of 2011 as compared to the year ago period. Favorable foreign exchange rate changes, the acquisition and higher copper prices increased operating income by $1.9 million, $1.5 million and $8.9 million, respectively.
Europe Results of Operations

	Six Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$587.3	$505.1	16.3%
Gross profit	$141.6	$118.3	19.7%
Operating expenses	$136.8	$118.5	15.4%
Operating income (loss)	$4.8	$(0.2)	nm

nm —	not meaningful

ANIXTER INTERNATIONAL INC.
     Net Sales: When compared to the first six months of 2010, Europe net sales increased 16.3% to $587.3 million in the first six months of 2011, including $7.0 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $30.8 million in the first six months of 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $549.5 million in the first six months of 2011, which represents an organic increase of $44.4 million, or approximately 8.8%, over the first six months of 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.
     Gross Margin: Gross margin in the six months ended July 1, 2011 was 24.1% compared to 23.4% in the corresponding period in 2010. The increase in gross margin is primarily due to stronger sales in the higher margin OEM Supply end market as compared to the sales growth in the other end markets. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of higher copper prices increased gross profit dollars by $1.3 million in the first six months of 2011 as compared to the corresponding period in the prior year.
     Operating Expenses: Operating expenses increased $18.3 million, or 15.4%, in the first six months of 2011 compared to the first six months of 2010. The restructuring charge and foreign exchange rate changes increased operating expenses by $5.3 million and $7.3 million, respectively, in the first six months of 2011. Excluding the restructuring charge and foreign exchange, operating expenses increased $5.7 million, or 4.8%, primarily due to variable costs associated with the 8.8% organic growth in sales in the first six months.
     Operating Income: Operating profit was $4.8 million in the first six months, including the $5.3 million restructuring charge, which compared to an operating loss of $0.2 million in the year ago period. Copper prices increased Europe’s operating income by $1.3 million in the first six months of 2011. Foreign exchange rate changes resulted in a favorable impact of $0.1 million on the operating income during the first six months of 2011. Europe operating margin, excluding the restructuring charge, was 1.7% in the first six months of 2011 compared to no operating margin in the year ago period.
Emerging Markets Results of Operations

	Six Months Ended
	July 1,	July 2,	Percent
	2011	2010	Change
		(In millions)
Net sales	$332.0	$255.2	30.1%
Gross profit	$65.5	$54.2	20.9%
Operating expenses	$50.1	$41.1	22.1%
Operating income	$15.4	$13.1	17.1%
     Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first six months of 2011 increased 30.1% to $332.0 million from $255.2 million in the first six months of 2010. Excluding the favorable impact from changes in foreign exchange rates of $13.4 million, Emerging Markets net sales increased 24.9%. All end markets contributed to the increase in sales in the first six months of 2011 as compared to the year ago period. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.
     Gross Margin: During the six months ended July 1, 2011, Emerging Markets gross margin decreased to 19.7% from 21.3% in the corresponding period in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets combined with less favorable product mix. As the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of the sales increase is related to lower margin project business.
     Operating Expenses: Operating expenses increased $9.0 million in the first six months of 2011, or 22.1%, compared to the first six months of 2010. Foreign exchange rate changes increased operating expenses by $2.1 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 17.1% as compared to the year ago period. This increase in operating expenses is in part due to

ANIXTER INTERNATIONAL INC.
investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.
     Operating Income: Emerging Markets operating income increased $2.3 million, or 17.1%, in the first six months of 2011 compared to the first six months of 2010. The impact of foreign exchange rates increased operating income by $0.6 million. Operating margin in the first six months of 2011 was 4.6% compared to 5.1% in the first six months of 2010.
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
ITEM 4. CONTROLS AND PROCEDURES.
     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of July 1, 2011 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2011. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANIXTER INTERNATIONAL INC.
ITEM 6. EXHIBITS.

(10)	Material contracts.

10.1	Anixter Amended and Restated Excess Benefit Plan effective January 1, 2011.

(31)	Rule 13a — 14(a) / 15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011 and July 2, 2010, (ii) the Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended July 1, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.
August 5, 2011	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

August 5, 2011	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President — Finance and Chief Financial Officer