Form 10-Q
period 2011-09-30
ANIXTER INTERNATIONAL INC
filed 2011-11-04
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 27, 2011, 32,956,273 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)		As Revised (see Note 4.)
Net sales	$1,611.8	$ 1,344.9	$4,647.9	$3,888.0
Cost of goods sold	1,249.8	1,035.8	3,589.2	3,002.3

Gross profit	362.0	309.1	1,058.7	885.7
Operating expenses	260.3	238.3	787.5	697.0

Operating income	101.7	70.8	271.2	188.7
Other (expense) income:
Interest expense	(12.5)	(12.5)	(38.1)	(41.3)
Net loss on retirement of debt	—	(2.7)	—	(32.4)
Other, net	(5.9)	1.7	(6.8)	0.2

Income from continuing operations before income taxes	83.3	57.3	226.3	115.2
Income tax expense	21.7	24.7	75.4	47.8

Net income from continuing operations	61.6	32.6	150.9	67.4
(Loss) income from discontinued operations, net of tax	(18.1)	3.9	(11.0)	9.6

Net income	$ 43.5	$ 36.5	$139.9	$77.0

Income per share:
Basic:
Continuing operations	$ 1.80	$ 0.96	$4.37	$1.98
Discontinued operations	$ (0.53)	$ 0.11	$(0.32)	$0.28

Net income	$ 1.27	$ 1.07	$4.05	$2.26

Diluted:
Continuing operations	$ 1.78	$ 0.92	$4.23	$1.90
Discontinued operations	$ (0.52)	$ 0.11	$(0.31)	$0.27

Net income	$ 1.26	$ 1.03	$3.92	$2.17

Dividend declared per common share	$ —	$ 3.25	$—	$3.25

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	As Revised (see Note 4.)
Current assets:
Cash and cash equivalents	$56.3	$78.4
Accounts receivable, net (Includes $546.5 at September 30, 2011 and $407.8 at December 31, 2010 associated with securitization facility)	1,225.8	1,069.9
Inventories	1,029.9	870.3
Deferred income taxes	54.3	50.3
Other current assets	32.4	50.2
Assets of discontinued operations	—	186.8

Total current assets	2,398.7	2,305.9
Property and equipment, at cost	292.8	278.8
Accumulated depreciation	(206.2)	(195.6)

Net property and equipment	86.6	83.2
Goodwill	351.4	355.3
Other assets	186.5	188.9

	$3,023.2	$2,933.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722.8	$639.3
Accrued expenses	255.2	215.5
Short-term debt (Includes $200.0 at December 31, 2010 associated with securitization facility)	0.5	203.4
Liabilities of discontinued operations	—	14.6

Total current liabilities	978.5	1,072.8
Long-term debt (Includes $245.0 at September 30, 2011 associated with securitization facility)	872.5	688.7
Other liabilities	136.7	161.0

Total liabilities	1,987.7	1,922.5
Stockholders’ equity:
Common stock—$1.00 par value, 100,000,000 shares authorized, 33,178,943 and 34,323,061 shares issued and outstanding in 2011 and 2010, respectively	33.2	34.3
Capital surplus	229.1	230.1
Retained earnings	808.8	774.2
Accumulated other comprehensive loss:
Foreign currency translation	3.9	16.8
Unrecognized pension liability	(40.3)	(43.9)
Unrealized gain (loss) on derivatives	0.8	(0.7)

Total accumulated other comprehensive loss	(35.6)	(27.8)

Total stockholders’ equity	1,035.5	1,010.8

	$3,023.2	$2,933.3

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
	(In millions)
Operating activities:
Net income	$139.9	$77.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on retirement of debt	—	32.4
Loss on sale of business	22.6	—
Depreciation	16.6	16.9
Accretion of debt discount	12.9	14.3
Deferred income taxes	9.2	12.4
Amortization of intangible assets	8.7	8.6
Stock-based compensation	8.3	12.5
Amortization of deferred financing costs	1.8	2.1
Excess income tax benefit from employee stock plans	(6.2)	(2.4)
Changes in current assets and liabilities, net	(179.1)	(9.7)
Other, net	(3.2)	1.4

Net cash provided by operating activities	31.5	165.5
Investing activities:
Net proceeds from sale of business	137.6	—
Capital expenditures, net	(19.8)	(15.4)
Return of escrow funds from prior acquisition	1.6	—

Net cash provided by (used in) investing activities	119.4	(15.4)
Financing activities:
Proceeds from borrowings	823.1	634.5
Repayment of borrowings	(809.2)	(575.2)
Purchases of common stock for treasury	(107.5)	(41.2)
Retirement of Convertible Notes due 2033—debt component	(48.9)	(31.1)
Retirement of Convertible Notes due 2033—equity component	(44.9)	(23.5)
Proceeds from stock options exercised	13.1	4.5
Excess income tax benefit from employee stock plans	6.2	2.4
Deferred financing costs	(4.1)	(0.3)
Retirement of Notes due 2014	—	(165.5)
Other	(0.8)	—

Net cash used in financing activities	(173.0)	(195.4)

Decrease in cash and cash equivalents	(22.1)	(45.3)
Cash and cash equivalents at beginning of period	78.4	111.5

Cash and cash equivalents at end of period	$56.3	$66.2

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

In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”), which serves a variety of aerospace and defense OEMs throughout the world, and the transaction closed on August 26, 2011. Beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been revised to reflect this classification. For further information regarding these adjustments, see Note 4. “Discontinued Operations.”

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

In June 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this guidance at the beginning of fiscal 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. COMPREHENSIVE INCOME

Comprehensive income, net of tax, consisted of the following:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net income	$43.5	$36.5	$139.9	$77.0
Foreign currency translation	(35.2)	18.2	(12.9)	5.2
Changes in unrealized pension cost	1.3	0.5	3.6	3.6
Changes in fair market value of derivatives	0.7	0.3	1.5	—

Comprehensive income	$10.3	$55.5	$132.1	$85.8

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

(In millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)		As Revised (see Note 4.)
Basic Income per Share:
Net income from continuing operations	$61.6	$32.6	$150.9	$67.4
Net (loss) income from discontinued operations	(18.1)	3.9	(11.0)	9.6

Net income	$43.5	$36.5	$139.9	$77.0

Weighted-average common shares outstanding	34.3	34.0	34.5	34.1
Net income from continuing operations per basic share	$1.80	$0.96	$4.37	$1.98
Net (loss) income from discontinued operations per basic share	$(0.53)	$0.11	$(0.32)	$0.28

Net income per basic share	$1.27	$1.07	$4.05	$2.26

Diluted Income per Share:
Net income from continuing operations	$61.6	$32.6	$150.9	$67.4
Net (loss) income from discontinued operations	(18.1)	3.9	(11.0)	9.6

Net income	$43.5	$36.5	$139.9	$77.0

Weighted-average common shares outstanding	34.3	34.0	34.5	34.1
Effect of dilutive securities:
Stock options and units	0.3	0.5	0.5	0.5
Convertible notes due 2033	—	0.9	0.3	0.9
Convertible notes due 2013	—	—	0.4	—

Diluted weighted-average common shares outstanding	34.6	35.4	35.7	35.5

Net income from continuing operations per diluted share	$1.78	$0.92	$4.23	$1.90
Net (loss) income from discontinued operations per diluted share	$(0.52)	$0.11	$(0.31)	$0.27

Net income per diluted share	$1.26	$1.03	$3.92	$2.17

In the three and nine months ended September 30, 2011, the Company issued 0.1 million and 0.7 million shares, respectively, related to stock option exercises and vesting of stock units. In the three and nine months ended October 1, 2010, the Company issued 0.1 million and 0.4 million shares, respectively, due to stock option exercises and vesting of stock units. During the nine months ended September 30, 2011 and October 1, 2010, the Company repurchased 2 million and 1 million, respectively, of its outstanding shares.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DISCONTINUED OPERATIONS

Discontinued Operations: In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”) and the transaction closed on August 26, 2011. Although the Company’s historical performance in Aerospace has been strong, customer and supplier consolidation has resulted in a business model distinctly different than the Company’s overall strategy. The transaction will enable the Company to focus its attention and resources on its core operations and strategic initiatives. Beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been restated to reflect this classification. North America and Europe segment information which is presented in Note 14. “Business Segments” has also been restated from the prior year presentation to reflect the discontinued operations.

The sales price of $155.0 million resulted in net proceeds of $137.6 million after adjusting for amounts placed in escrow, working capital adjustments and amounts paid by the Company for legal and advisory fees. As a result of the sale, the Company reported a net loss from discontinued operations in the third quarter of $18.1 million, which included a net loss on the sale of $21.0 million primarily due to the write off of goodwill of $19.0 million.

An additional $30.0 million will be paid to the Company if certain financial targets are achieved on or before December 31, 2013. The contingent payment of $30.0 million was not recorded, nor was it included in the calculation of the loss on the sale of Aerospace as it is the Company’s policy to recognize contingent receivables in connection with a divestiture on the date the contingent receivable is realized.

The following represents the components of the results from Discontinued Operations as reflected in the Company’s Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2011(a)	October 1, 2010	September 30, 2011(a)	October 1, 2010
Net sales	$29.1	$53.0	$123.2	$149.7
Operating income	$4.5	$6.7	$15.9	$15.9
(Loss) income from discontinued operations before tax	$(18.1)	$6.5	$(6.8)	$16.1
Income tax expense	—	$2.6	$4.2	$6.5
(Loss) income from discontinued operations	$(18.1)	$3.9	$(11.0)	$9.6

(a)	Includes the pre-tax loss on sale of business of $22.6 million ($21.0 million, net of tax).

As reflected on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2010, the Company has reclassified the assets and liabilities of Aerospace to discontinued operations as follows:

December 31, 2010
Assets of discontinued operations:
Accounts receivable	$29.4
Inventories	132.4
Goodwill	19.0
Other assets(a)	6.0

Total assets of discontinued operations	$186.8

Liabilities of discontinued operations:
Accounts payable	$9.4
Accrued expenses(a)	3.4
Other liabilities	1.8

Total liabilities of discontinued operations	$14.6

(a)	Certain assets and liabilities, primarily related to a legal accrual, were not reclassified to discontinued operations as they were retained by the Company. See Note 13. “Legal Contingencies” for further information.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. INCOME TAXES

The third quarter of 2011 tax provision was $21.7 million compared to $24.7 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended September 30, 2011 was 26.1% as compared to 43.0% in the prior year period.

The tax provision for the nine months ended September 30, 2011 was $75.4 million as compared to $47.8 million in the corresponding period in the prior year. The Company’s effective tax rate for the nine months ended September 30, 2011 was 33.3% compared to 41.5% in the prior year period.

The lower tax rate for the three and nine months ended September 30, 2011 as compared to the prior corresponding periods was due to a net tax benefit of $8.8 million recorded in the current quarter along with the more favorable dispersion of global taxable income.

The net tax benefit of $8.8 million was primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Approximately $6.6 million of the net tax benefit was a correction of an error from prior periods as the Company had provided valuation allowances for several years against deferred tax assets in certain foreign jurisdictions, such as net operating losses, even though there was sufficient positive evidence to support the realization of these deferred tax assets. The Company has determined that these errors are not material to previously issued financial statements, and the correction of these errors is not material to estimated income for the full fiscal year ending December 30, 2011.

The difference between the statutory corporate federal tax rate of 35% and the Company’s effective tax rate was primarily due to the net tax benefit identified above along with state income taxes.

NOTE 6. DEBT

At September 30, 2011, the Company’s total debt outstanding was $873.0 million as compared to $892.1 million at December 31, 2010. The Company’s weighted-average cost of borrowings was 4.9% and 6.1% for the three months ended September 30, 2011 and October 1, 2010, respectively, and 5.0% and 6.3% for the nine months ended September 30, 2011 and October 1, 2010, respectively.

Retirement of Debt

During the first nine months of 2011, the Company retired its 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) as a result of repurchases and bondholder conversions. The Company paid approximately $93.8 million in cash and $14.9 million was settled in stock. Available borrowings under the Company’s long-term revolving credit facility were used to retire these notes. In connection with the retirement of debt, the Company reduced the accreted value of the debt by $49.0 million and recorded a reduction in equity of $59.8 million ($37.0 million, net of the reduction of deferred tax liabilities of $22.8 million).

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended October 1, 2010, the Company repurchased a portion of the Notes due 2033 for $63.0 million of which $8.4 million was accrued at the end of the third quarter. Available cash and other borrowings were used to repurchase these notes. In connection with the retirement of debt, the Company reduced the accreted value of the debt by $36.8 million and recorded a reduction in equity of $27.1 million ($16.8 million, net of the reduction of deferred tax liabilities of $10.3 million).

During the nine months ended October 1, 2010, the Company retired $133.7 million of accreted value of its 10% Senior Notes due 2014 (“Notes due 2014”) for $165.5 million. Available cash and other borrowings were used to retire these notes.

The retirement of debt did not have a significant impact on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011. In the three and nine months ended October 1, 2010, the Company recognized a loss from the retirement of debt of $2.7 million and $32.4 million, respectively.

Accounts Receivable Securitization Facility

In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes were made to the program:

•	The size of the program increased from $200 million to $275 million.

•	The liquidity termination date of the program will be May 2013 (formerly a program maturing July 2011).

•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).

•	Unused capacity fees decreased from a range of 57.5 to 60 basis points to a range of 45 to 55 basis points depending on utilization.

All other material terms and conditions remain unchanged. As a result of the change in maturity, this debt was classified as long-term on the Company’s condensed consolidated balance sheet at September 30, 2011 (formerly short-term debt as of December 31, 2010).

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of September 30, 2011 and December 31, 2010, $546.5 million and $407.8 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $275.0 million. The assets of ARC (limited to the amount of outstanding borrowings) are not available to creditors of Anixter in the event of bankruptcy or insolvency proceedings.

Other

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $328.2 million in available, committed, unused credit lines. At September 30, 2011, the Company has drawn $245.0 million of borrowings under its $275.0 million accounts receivable facility.

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

See Note 8. “Fair Value Measurements” for information related to the fair value of outstanding debt obligations.

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2011, the Company had two interest rate swap agreements outstanding with notional amounts of GBP 15 million and Euro 25 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012 while the Euro swap agreement obligates the Company to pay a fixed rate through November 2011.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2011 and December 31, 2010, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 30, 2011 and December 31, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $170.6 million and $223.0 million, respectively. The Company recorded losses on its foreign currency forward contracts in the three and nine months ended September 30, 2011 of $3.9 million and $7.5 million, respectively, and gains of $6.1 million and $10.2 million in the three and nine months ended October 1, 2010, respectively. Included in the losses on the Company’s foreign currency forward contracts were costs associated with the hedging programs of $0.8 million and $1.8 million for the three and nine months ended September 30, 2011 respectively. Included in the gains on the Company’s foreign currency forward contracts were costs associated with the hedging programs of $0.5 million and $1.5 million for the three and nine months ended October 1, 2010 respectively. The Company recorded gains on the foreign currency-denominated accounts that were economically hedged in the three months and nine months ended September 30, 2011 of $0.8 million and $2.6 million, respectively, and losses of $6.0 million and $13.7 million in the three and nine months ended October 1, 2010, respectively. The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period.

See Note 8. “Fair Value Measurements” for information related to the fair value of interest rate agreements and foreign currency forward contracts.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements.

The Company’s fixed-rate debt primarily consists of nonconvertible and convertible debt as follows:

•	Nonconvertible fixed-rate debt consisting of the Company’s $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”) and Notes due 2014.

•	Convertible fixed-rate debt consisting of the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) and Notes due 2033. The Notes due 2033 were retired as of September 30, 2011.

At September 30, 2011, the Company’s carrying value of its fixed-rate debt was $507.2 million as compared to $543.3 million at December 31, 2010. The estimated fair market value of the Company’s fixed-rate debt at September 30, 2011 and December 31, 2010 was $542.0 million and $672.8 million, respectively. The decline in the carrying value and estimated fair market value is primarily due to the retirement of the Notes due 2033 during the first nine months of 2011. As of September 30, 2011 and December 31, 2010, the Company’s carrying value of its variable-rate debt was $365.8 million and $348.8 million, respectively, which approximates the estimated fair market value.

The fair value of the interest rate swaps is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. At September 30, 2011 and December 31, 2010, interest rate swaps were revalued at current interest rates with the changes in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at September 30, 2011 or December 31, 2010.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s foreign currency forward contracts was not significant at September 30, 2011 or December 31, 2010. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy.

NOTE 9. PENSION PLANS

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

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$1.8	$1.5	$1.3	$1.2	$3.1	$2.7
Interest cost	3.0	2.9	2.5	2.5	5.5	5.4
Expected return on plan assets	(2.9)	(2.7)	(2.6)	(2.2)	(5.5)	(4.9)
Net amortization	0.8	0.9	0.1	0.1	0.9	1.0

Net periodic cost	$2.7	$2.6	$1.3	$1.6	$4.0	$4.2

	Nine Months Ended
	Domestic		Foreign		Total
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$5.3	$4.6	$4.0	$3.5	$9.3	$8.1
Interest cost	9.0	8.7	7.4	7.4	16.4	16.1
Expected return on plan assets	(8.8)	(8.1)	(7.7)	(6.7)	(16.5)	(14.8)
Net amortization	2.5	2.6	0.2	0.5	2.7	3.1
Curtailment	0.6	—	—	—	0.6	—

Net periodic cost	$8.6	$7.8	$3.9	$4.7	$12.5	$12.5

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	As Revised (see Note 4.)
Assets:
Current assets(a)	$2,398.7	$2,309.1
Property, equipment and capital leases, net	100.9	98.3
Goodwill	351.4	355.3
Other assets	185.4	187.0

	$3,036.4	$2,949.7

Liabilities and Stockholder’s Equity:
Current liabilities(a)	$975.7	$1,069.0
Subordinated notes payable to parent	9.5	8.5
Long-term debt	613.9	394.3
Other liabilities	135.9	159.1
Stockholder’s equity	1,301.4	1,318.8

	$3,036.4	$2,949.7

(a)	Includes assets and liabilities related to discontinued operations of $186.8 and $14.6, respectively, at December 31, 2010 (see Note 4. “Discontinued Operations.”)

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)		As Revised (see Note 4.)
Net sales	$1,611.8	$1,344.9	$4,647.9	$3,888.0
Operating income	$103.1	$72.0	$275.3	$193.0
Income from continuing operations before income taxes	$89.6	$63.4	$244.6	$133.3
Net (loss) income from discontinued operations	$(18.1)	$3.9	$(11.0)	$9.6
Net income	$47.4	$35.6	$151.2	$88.1

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. RESTRUCTURING CHARGE

In order to improve the Company’s profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that will eliminate a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. The charge includes certain exit costs and employee severance charges which are expected to be fully paid by the end of fiscal 2013. Additional costs of approximately $0.8 million related to moving expenses are expected to be recorded when incurred.

NOTE 12. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

At the end of the third quarter of 2011, there were 2.3 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.

The Company granted approximately 0.2 million stock units to employees during the nine months ended September 30, 2011. The weighted-average grant-date fair value of the employee stock units was $69.91. During the nine months ended September 30, 2011, the Company granted directors 18,679 stock units with a weighted-average grant-date fair value of $64.80. The Company granted approximately 0.1 million stock options to employees during the nine months ended September 30, 2011 that had a weighted-average grant-date fair value of $28.50 and a weighted-average exercise price of $69.54. The fair value of the stock options granted during the nine months ended September 30, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Life
38%	2.2% to 2.5%	0%	6.13 years

Share Repurchase

Using a portion of the proceeds from the sale of Aerospace in the nine months ended September 30, 2011, the Company repurchased and retired 2.0 million of its outstanding shares in the open market for $107.5 million. In the nine months ended October 1, 2010, the Company repurchased and retired 1.0 million of its outstanding shares for $41.2 million. Purchases in 2010 were made in the open market using available cash on hand and available borrowings.

NOTE 13. LEGAL CONTINGENCIES

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism. The Company has performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company has determined and taken appropriate corrective actions. The Company has submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. Civil penalties may be assessed against the Company in connection with any violations that are determined to have occurred, but based on information currently available, management does not believe that the ultimate resolution of this matter will have a material effect on the business, operations or financial condition of the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010 and the arbitration panel rendered its decision at the end of 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million. In April 2011, the arbitration panel finalized the award to Raytheon to cover their attorneys’ fees and arbitration proceeding costs in the amount of $1.5 million and the arbitration proceeding was closed. The Company has appealed the awards. The Company recorded a pre-tax charge of $20.0 million in the fourth quarter of 2010 which approximates the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. There were no significant changes to the Company’s accrual for this matter during the third quarter of 2011. During the third quarter of 2011, the Company sold its Aerospace business. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations.

In September 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its former chief financial officer. In November 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. In January 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleges that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint seeks unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. In March 2011, the Court dismissed the complaint but allowed the lead plaintiff the opportunity to re-plead its complaint. The plaintiff did so in April 2011. The Company and the other defendants intend to continue to defend themselves vigorously against the allegations. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.

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

NOTE 14. BUSINESS SEGMENTS

The Company is engaged in the distribution of communication and security products, electrical and electronic wire and cable products and fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the three and nine months ended September 30, 2011 and October 1, 2010 and as of September 30, 2011 and December 31, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)		As Revised (see Note 4.)
Net sales:
North America	$1,143.4	$955.5	$3,271.5	$2,746.4
Europe	291.7	243.7	867.7	740.7
Emerging Markets	176.7	145.7	508.7	400.9

	$1,611.8	$1,344.9	$4,647.9	$3,888.0

Operating income:
North America	$86.0	$63.0	$235.6	$167.4
Europe	5.7	(1.5)	10.2	(1.1)
Emerging Markets	10.0	9.3	25.4	22.4

	$101.7	$70.8	$271.2	$188.7

	September 30, 2011	December 31, 2010
Total assets:
North America	$2,056.7	$2,043.9
Europe	612.9	586.7
Emerging Markets	353.6	302.7

	$3,023.2	$2,933.3

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2011 (in millions):

	Nine Months Ended September 30, 2011
	North America	Europe(c)	Emerging Markets	Total
Balance as of December 31, 2010(a)	$332.4	$11.0	$11.9	$355.3
Acquisition related(b)	(2.8)	—	—	(2.8)
Foreign currency translation	(0.6)	0.2	(0.7)	(1.1)

Balance as of September 30, 2011	$329.0	$11.2	$11.2	$351.4

(a)	As a result of the disposition of the Company’s Aerospace business in the third quarter of 2011, goodwill of $19.0 million allocated to the North America and Europe reportable segments was written off and prior period amounts were reclassified to “Assets of discontinued operations” on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2010. See Note 4. “Discontinued Operations” for further information.
(b)	In the nine months ended September 30, 2011, the Company adjusted goodwill recognized in 2010 by $2.8 million, related to the acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for which the Company paid $36.4 million, net of cash acquired. The purchase price, as well as the allocation thereof, will be finalized in 2011.
(c)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at December 31, 2010 and September 30, 2011.

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Divestiture of Business

In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”) and the transaction closed on August 26, 2011. Although the Company’s historical performance in Aerospace has been strong, customer and supplier consolidation has resulted in a business model distinctly different than the Company’s overall strategy. The transaction will enable the Company to focus its attention and resources on its core operations and strategic initiatives. The sales price of $155.0 million resulted in net proceeds of $137.6 million after adjusting for amounts placed in escrow, working capital adjustments and amounts paid by the Company for legal and advisory fees. The Company reported a net loss from discontinued operations in the third quarter of $18.1 million, which included a net loss on the sale of $21.0 million primarily due to the write off of goodwill of $19.0 million. Beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been revised to reflect this classification. North America and Europe segment information has also been revised from the prior year presentation to reflect the discontinued operations.

An additional $30.0 million will be paid to the Company if certain financial targets are achieved on or before December 31, 2013. The contingent payment of $30.0 million was not recorded, nor was it included in the calculation of the loss on the sale of Aerospace as it is the Company’s policy to recognize contingent receivables in connection with a divestiture on the date the contingent receivable is realized.

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

The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the next twelve months. The Company generated $31.5 million of cash from operations during the first three quarters of 2011 despite the increased working capital requirements to support the 12.3% organic sales growth. In the nine months ended September 30, 2011, the Company spent $19.8 million on capital expenditures. Using some of the proceeds from the sale of Aerospace, the Company repurchased 2.0 million shares of common stock for $107.5 million in the nine months ended September 30, 2011. Using proceeds from borrowings under the Company’s long-term credit facility the Company retired the remainder of its Convertible Notes due 2033 (“Notes due 2033”) for $93.8 million during the first three quarters of the year. In the corresponding period in 2010, cash flow generated from operations was $165.5 million as lower working capital was required to support the revenue growth during that period. The Company spent $15.4 million on capital expenditures in the prior year, repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Senior Notes due 2014 (“Notes due 2014”) and Notes due 2033 for a total of $220.1 million. In the third quarter of 2010, the Company declared a special dividend for $3.25 per share that was payable on October 28, 2010 to shareholders of record on October 15, 2010. While the Company expects positive cash flow during the remainder of the year, it expects that it will be less than the prior year due to higher working capital requirements throughout the year.

With a quarter-end cash balance of $56.3 million and available credit lines, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares or outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the current leverage on the balance sheet positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

Cash Flow

Due to the growth in net income during the nine months ended September 30, 2011, partially offset by the incremental working capital requirements to support the 12.3% organic sales growth during that period, the Company’s net cash generated from operations was $31.5 million. During the first nine months of 2010, cash flow generated from operations was $165.5 million due to lower working capital requirements to support the revenue growth during that time period.

ANIXTER INTERNATIONAL INC.

Consolidated net cash provided by investing activities was $119.4 million primarily due to the net proceeds from the sale of Aerospace of $137.6 million offset by capital expenditures of $19.8 million. This compares to net cash used in investing activities of $15.4 million due to capital expenditures in the prior year period. Capital expenditures are expected to be approximately $30 to $35 million in 2011 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used in financing activities was $173.0 million in the nine months ended September 30, 2011 compared to $195.4 million in the corresponding period in 2010. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired the remainder of its Notes due 2033 for $93.8 million in 2011. During the first nine months of 2011, the Company recorded deferred financing costs of $4.1 million related to the refinancing of its revolving credit facility and accounts receivable securitization facility. In the nine months ended September 30, 2011, using a portion of the proceeds from the sale of Aerospace, the Company repurchased 2.0 million shares of common stock for $107.5 million. In the nine months ended October 1, 2010, using net cash generated from operations, short-term borrowings under the accounts receivable securitization facility and net proceeds from other borrowings, the Company repurchased 1.0 million shares of common stock for $41.2 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $165.5 million and $54.6 million, respectively.

Financing

In the second quarter of 2011, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes were made to the program:

•	The size of the program increased from $200 million to $275 million.

•	The liquidity termination date of the program will be May 2013 (formerly a program maturing July 2011).

•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).

•	Unused capacity fees decreased from a range of 57.5 to 60 basis points to a range of 45 to 55 basis points depending on utilization.

All other material terms and conditions remain unchanged. As a result of the change in maturity, this debt was classified as long-term on the Company’s condensed consolidated balance sheet at September 30, 2011 (formerly short-term debt as of December 31, 2010).

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

ANIXTER INTERNATIONAL INC.

All other material terms and conditions of the revolving credit agreement, which is guaranteed by the Company, are similar to the prior credit agreement. In connection with the amendment, the Company recognized a pre-tax loss of $0.1 million due to a write-off of deferred financing fees related to the prior revolving credit agreement. As a result of the change in maturity, this debt was classified as long-term on the Company’s condensed consolidated balance sheet at September 30, 2011 (formerly short-term debt as of December 31, 2010).

As of September 30, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $0.5 million and $203.4 million, respectively, and the Company’s long-term debt outstanding was $872.5 million and $688.7 million, respectively. Consolidated interest expense was $38.1 million and $41.3 million in the first three quarters of 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average-cost of debt than the year ago period. The Company’s weighted-average cost of borrowings decreased to 5.0% in the first nine months of 2011 from 6.3% in the first nine months of 2010 primarily due to the retirement of higher cost debt during 2010 and the first nine months of 2011. Interest rates on 64.7% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of the third quarter of 2011. The Company’s debt-to-total capital ratio was 45.7%, within its targeted range of 45% to 50%.

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are they expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has approximately $328.2 million in available, committed, unused credit lines. At September 30, 2011, the Company has drawn $245.0 million of borrowings under its $275.0 million accounts receivable facility.

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

Despite what continues to be a slower-than-anticipated macro economic recovery, all of the Company’s business segments and end markets delivered strong year-on-year growth for the sixth consecutive quarter. In addition to the 19.8% year-on-year sales increase, the Company also achieved a 3.0% sequential increase in sales from the second quarter to the third quarter of 2011.

The Company’s strategic initiatives are helping to fuel its sales growth in each of its end markets around the world. These efforts have once again delivered well-balanced sales performance across the Company’s geographic reporting segments with North America, Europe and Emerging Markets all delivering excellent year-on-year sales increases ranging between 19% and 21%. Sales growth by end market was also robust, with Electrical Wire & Cable and OEM Supply end markets delivering a 25% and 26% improvement year-on-year, respectively. In addition, the Enterprise Cabling and Security end market grew by 16%, with approximately one-fourth of that growth coming from the Clark acquisition.

ANIXTER INTERNATIONAL INC.

Third quarter operating expenses of $260.3 million were 16.2% of sales compared to 17.7% in the prior year quarter. Excluding the impact of the Clark acquisition of $8.5 million and exchange rates of $8.5 million, year-on-year operating expenses increased by only $5.0 million, 2.1%, on a 12.5% organic increase in sales, demonstrating the leverage in the Company’s operating structure. Expense increases were primarily due to higher volume. However, the Company reached favorable settlement of several customer bankruptcy and disputes which resulted in lower than normal operating expenses in the third quarter of 2011.

The momentum that has been building throughout this recovery is reflected in the Company’s strong operating profit performance. Specifically, operating margin improved to 6.3% from 5.3% in the year ago quarter. Sequentially, operating margin improved by 40 basis points from the second to third quarter of 2011. This performance resulted in an incremental operating profit leverage of 12% on the increased year-on-year sales. The strong operating margin improvement was driven by better operating leverage on higher sales, more than offsetting a mix-driven lower gross margin.

Continued strong sales should position the Company very well to further leverage its global supply chain platform through the balance of the year and into 2012. While growing global markets will positively impact the business, market pressures on sovereign debt, government fiscal policies and unclear U.S. tax policies create uncertainty for future levels of corporate spending. Nevertheless, the Company believes that its strategic growth initiatives position it well to achieve continued strong year-on-year sales growth and operating leverage through the balance of the year. Overall, the Company believes that these strategic growth initiatives have driven improved market share. We expect future growth to be fueled by adding new products to the Company’s portfolio where appropriate; developing an end market presence in either Electrical Wire & Cable or OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market; and selectively expanding the Company’s geographic presence.

Third Quarter 2011 Results of Continuing Operations

Consolidated Results

	Three Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$1,611.8	$1,344.9	19.8%
Gross profit	$362.0	$309.1	17.1%
Operating expenses	$260.3	$238.3	9.3%
Operating income	$101.7	$70.8	43.4%

Net Sales: The Company’s net sales during the third quarter of 2011 increased $266.9 million, or 19.8%, compared with the prior year quarter. Favorable effects of foreign exchange rates increased sales by $35.0 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in the third quarter of 2011 by $33.0 million and $30.7 million, respectively, as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, copper prices and the fourth quarter of 2010 acquisition, the Company’s net sales increased $168.2 million, or approximately 12.5%, in the third quarter of 2011 as compared to the third quarter of 2010. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth. The Company believes its positive sales results reflect the combined impact of moderately improving macro economic factors and the success of global strategic growth initiatives.

ANIXTER INTERNATIONAL INC.

Gross Margin: Gross margin decreased in the third quarter of 2011 to 22.5% as compared to 23.0% in the prior year quarter. The lower gross margin in the third quarter of 2011 as compared to the prior year ago quarter is a function of less favorable product and project mix as the Company has sold a higher percentage of lower gross margin products that are accompanied by lower operating expenses, resulting in a higher operating margin business albeit at a lower gross margin. Gross margin also continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success of negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $5.8 million in the third quarter of 2011 as compared to the prior year.

Operating Expenses: Operating expenses increased 9.3% from $238.3 million in the year ago period to $260.3 million in the third quarter of 2011. The third quarter of 2011 operating expenses included an incremental $8.5 million related to the Clark acquisition and $8.5 million due to changes in foreign exchange rates. Excluding these items, operating expenses increased $5.0 million, or 2.1%, on a 12.5% organic increase in sales. The current quarter increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs. However, the Company reached favorable settlement of several customer bankruptcy and disputes which resulted in lower than normal operating expenses in the third quarter.

Operating Income: Operating income increased by $30.9 million, or 43.4%, to $101.7 million in the third quarter of 2011 as compared to $70.8 million in the third quarter of 2010. Higher copper prices and the Clark acquisition increased operating income by $5.8 million and $0.5 million, respectively, while unfavorable foreign exchange rate changes decreased operating income by $0.7 million. The operating margin of 6.3% in the current quarter compares to 5.3% in the year ago quarter. Lower gross margin, which was primarily due to the previously mentioned less favorable product and project mix, was more than offset by lower operating expenses as a percent of sales.

Interest Expense: Consolidated interest expense was $12.5 million in both the third quarter of 2011 and 2010. The Company’s average cost of debt was 4.9% in the third quarter of 2011, down from 6.1% in the third quarter of 2010 primarily due to the retirement of higher cost debt. At the end of the third quarter of 2011, 64.7% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

Early Retirement of Debt: During the third quarter, the remaining Notes due 2033 were converted, which resulted in a reduction of $11.6 million of accreted value for these notes. There was no impact of this conversion on the income statement, which contrasts with a pre-tax loss of $2.7 million in the year ago quarter.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the third quarter of 2011 and 2010:

	Three Months Ended
(In millions)	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)
Foreign exchange	$(4.0)	$0.6
Cash surrender value of life insurance policies	(1.7)	1.4
Other	(0.2)	(0.3)

	$(5.9)	$1.7

ANIXTER INTERNATIONAL INC.

Due to the sharp increase of the U.S. dollar at the end of September 2011 against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $4.0 million in the third quarter of 2011. Due to the strengthening of the U.S. dollar against other currencies, the Company recorded foreign currency exchange gains of $0.6 million in the third quarter of 2010. Further, the combined effect of declines in both the equity and bond markets resulted in a $1.7 million decline in the cash surrender value of Company owned life insurance policies associated with the Company sponsored deferred compensation program. This compares to a $1.4 million favorable increase in the cash surrender value of life insurance policies in the prior year.

Income Taxes: The third quarter of 2011 tax provision was $21.7 million compared to $24.7 million in the corresponding period of last year. The Company’s effective tax rate for the three months ended September 30, 2011 was 26.1% as compared to 43.0% in the prior year period. The lower rate in the current quarter is primarily the result of recording a net tax benefit of $8.8 million, or $0.25 per diluted share, primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Approximately $6.6 million of the net tax benefit was a correction of an error from prior periods as the Company had provided valuation allowances for several years against deferred tax assets in certain foreign jurisdictions, such as net operating losses, even though there was sufficient positive evidence to support the realization of these deferred tax assets. The Company has determined that these errors are not material to previously issued financial statements, and the correction of these errors is not material to estimated income for the full fiscal year ending December 30, 2011. Excluding this $8.8 million tax benefit, the current quarter effective tax rate would have been 36.6%, bringing the projected full year rate to 37.2%. The 43.0% rate in the year ago quarter was primarily driven by a less favorable global dispersion of taxable earnings. As is always the case, the global dispersion of income can cause changes in this rate in either direction.

Net Income from Continuing Operations: For the third quarter of 2011, the Company reported net income of $61.6 million, or $1.78 per diluted share, compared to $32.6 million, or $0.92 per diluted share, in the year ago period, representing an increase of 89.0%. The year-on-year comparisons were impacted by the 2011 tax valuation reserve adjustment of $8.8 million, or $0.25 per diluted share, and the net loss on the retirement of debt of $1.7 million, net of tax, or $0.05 per diluted share, recorded in 2010. Excluding these items, net income from continuing operations increased 54.0%.

North America Results

	Three Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$1,143.4	$955.5	19.7%
Gross profit	$257.2	$220.9	16.4%
Operating expenses	$171.2	$157.9	8.4%
Operating income	$86.0	$63.0	36.3%

Net Sales: When compared to the third quarter of 2010, North America net sales in the third quarter of 2011 increased 19.7% to $1,143.4 million from $955.5 million. Excluding favorable effects of foreign exchange rate changes of $12.1 million, the impact of the acquisition of Clark of $30.7 million and the favorable impact of copper prices of $30.3 million, North America net sales were $1,070.3 million in the third quarter of 2011, which represents an increase of $114.8 million, or approximately 12.0%, as compared to the year ago quarter. The Company believes its positive sales results reflect the combined impact of moderately improving macro economic factors and the success of strategic growth initiatives.

Gross Margin: Gross margin decreased to 22.5% in the third quarter of 2011 from 23.1% in the third quarter of 2010 mainly due to less favorable product and project mix. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $5.0 million in the third quarter of 2011 compared to the corresponding period in the prior year.

ANIXTER INTERNATIONAL INC.

Operating Expenses: Operating expenses increased $13.3 million, or 8.4%, in the third quarter of 2011 from the year ago quarter. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $8.5 million and $3.3 million, respectively, in the current quarter. Excluding the acquisition of Clark and foreign exchange rate changes, operating expenses increased $1.5 million, or 1.0%, primarily due to variable costs associated with the 12.0% organic growth in sales and higher variable compensation related costs. However, the Company reached favorable settlement of several customer bankruptcy and disputes which resulted in lower than normal operating expenses in the third quarter.

Operating Income: The operating margin of 7.5% in the third quarter of 2011 compares to 6.6% in the third quarter of 2010. The improvement in operating margin reflects lower operating expenses as a percent of sales and the settlement of several customer bankruptcy and disputes. Operating income increased by $23.0 million, or 36.3%, in the third quarter of 2011 as compared to the year ago quarter. Unfavorable foreign exchange rate changes decreased operating income by $0.7 million. The acquisition of Clark and higher copper prices increased operating income by $0.5 million and $5.0 million, respectively.

Europe Results

	Three Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$291.7	$243.7	19.7%
Gross profit	$68.3	$56.9	20.2%
Operating expenses	$62.6	$58.4	7.4%
Operating income (loss)	$5.7	$(1.5)	nm

nm—not meaningful

Net Sales: When compared to the third quarter of 2010, Europe net sales increased 19.7% to $291.7 million in the third quarter of 2011, including $2.7 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $17.1 million in the third quarter of 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $271.9 million in the third quarter of 2011, which represents an organic increase of $28.2 million, or approximately 11.6%, over the third quarter of 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.

Gross Margin: Gross margin in the three months ended September 30, 2011 was 23.5% compared to 23.3% in the corresponding period in 2010. The increase in gross margin is primarily due to stronger sales in the higher margin OEM Supply end market as compared to the sales growth in the other end markets. However, gross margin continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success of negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $0.8 million in the third quarter of 2011 compared to the corresponding period in the prior year.

Operating Expenses: Operating expenses increased $4.2 million, or 7.4%, in the third quarter of 2011 compared to the third quarter of 2010. Foreign exchange rate changes increased operating expenses by $4.4 million in the third quarter of 2011. Excluding the foreign exchange rate changes, operating expenses decreased $0.2 million, or 0.1%. Favorable operating expenses were partially due to the favorable settlement of a customer dispute which resulted in lower than normal operating expenses in the third quarter.

ANIXTER INTERNATIONAL INC.

Operating Income: Operating profit was $5.7 million in the third quarter compared to an operating loss of $1.5 million in the year ago period. Copper prices increased Europe’s operating income by $0.8 million in the third quarter of 2011. Foreign exchange rate changes decreased operating profit by $0.3 million during the third quarter of 2011. Europe operating margin of 2.0% in the third quarter of 2011 compares to a negative 0.6% in the year ago quarter. The strong year-on-year operating margin improvement was driven by the 20 basis point improvement in gross margin combined with a 240 basis point improvement in operating expenses as a percent of sales.

Emerging Markets Results

	Three Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
Net sales	$176.7	$145.7	21.3%
Gross profit	$36.5	$31.3	16.5%
Operating expenses	$26.5	$22.0	20.3%
Operating income	$10.0	$9.3	7.4%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2011 increased 21.3% to $176.7 million from $145.7 million in the third quarter of 2010. Excluding the favorable impact from changes in foreign exchange rates of $5.8 million, Emerging Markets net sales increased 17.3%. All end markets contributed to the increase in sales in the third quarter of 2011 as compared to the year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the three months ended September 30, 2011, Emerging Markets gross margin decreased to 20.6% from 21.5% in the corresponding period in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets. As the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of the sales increase is related to lower margin project business.

Operating Expenses: Operating expenses increased $4.5 million in the third quarter of 2011, or 20.3%, compared to the third quarter of 2010. Foreign exchange rate changes increased operating expenses by $0.8 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 15.8% as compared to the year ago quarter. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.

Operating Income: Emerging Markets operating income increased $0.7 million, or 7.4%, in the third quarter of 2011 compared to the third quarter of 2010. The impact of foreign exchange rates increased operating income by $0.3 million. Operating margin declined in the third quarter of 2011 to 5.7% from 6.4% in the prior year ago period due to lower gross margin mainly due to product and customer mix.

Nine Months Ended September 30, 2011 Results of Continuing Operations

Consolidated Results

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$4,647.9	$3,888.0	19.5%
Gross profit	$1,058.7	$885.7	19.5%
Operating expenses	$787.5	$697.0	13.0%
Operating income	$271.2	$188.7	43.7%

ANIXTER INTERNATIONAL INC.

Net Sales: The Company’s net sales during the nine months ended September 30, 2011 increased $759.9 million, or 19.5%, from the corresponding period in the prior year. Favorable effects of foreign exchange rates increased sales by $101.3 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in the nine months ended September 30, 2011 by $88.6 million and $90.0 million, respectively, as compared to the year ago period. Excluding the favorable effects of foreign exchange rates, copper prices and the fourth quarter of 2010 acquisition, the Company’s net sales increased $480.0 million, or approximately 12.3%, in the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth.

Gross Margin: Gross margin remained constant at 22.8% for the nine months ended September 30, 2011 as compared to the prior year period. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $16.0 million in the nine months ended September 30, 2011 as compared to the prior year. The Company has experienced less favorable product and project mix as the Company has sold a higher percentage of lower gross margin products that are accompanied by lower operating expenses, resulting in a higher operating margin business albeit at flat gross margin for the nine months ended September 30, 2011 as compared tot he prior year period. Gross margin continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success in negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time.

Operating Expenses: Operating expenses increased 13.0% from $697.0 million in the year ago period to $787.5 million in the nine months ended September 30, 2011. The nine months ended September 30, 2011 operating expenses include an incremental $25.4 million related to the Clark acquisition, $20.9 million due to changes in foreign exchange rates and $5.3 million for a restructuring charge to rationalize the European cost structure. Excluding these items, operating expenses increased $38.9 million, or 5.6%, on a 12.3% organic increase in sales. The current period increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs.

Operating Income: Operating income increased by $82.5 million, or 43.7%, to $271.2 million in the nine months ended September 30, 2011 as compared to $188.7 million in the nine months ended October 1, 2010. Higher copper prices, the Clark acquisition and the effects of foreign exchange rate changes increased operating income by $16.0 million, $2.0 million and $1.9 million, respectively. The operating margin of 5.8% in the nine months ended September 30, 2011 compares to 4.9% in the year ago period. Excluding the European restructuring charge, operating margin was 5.9%. The strong operating margin improvement was primarily due to the previously mentioned less favorable product and project mix which has been more than offset by lower operating expenses as a percent of sales.

Interest Expense: Consolidated interest expense was $38.1 million and $41.3 million in the nine months ended September 30, 2011 and October 1, 2010, respectively. The decrease in interest expense was driven by a lower average cost of debt than in the year ago period. The Company’s average cost of debt was 5.0% in the nine months ended September 30, 2011, down from 6.3% in the nine months ended October 1, 2010, primarily due to the retirement of higher cost debt in the first quarter of last year. At the end of the nine months ended September 30, 2011, approximately 64.7% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

Early Retirement of Debt: The nine months ended September 30, 2011 included a pre-tax gain of $0.1 million related to the early retirement of the remaining Notes due 2033. This gain was fully offset by a pre-tax loss related to the refinancing of certain credit facilities. During the nine months ended October 1, 2010, the Company retired a portion of its Notes due 2014 and Notes due 2033. The retirement of the Notes due 2014 resulted in the recognition of a pre-tax loss of $33.3 million while the retirement of the Notes due 2033 resulted in a pre-tax gain of $0.9 million.

ANIXTER INTERNATIONAL INC.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and October 1, 2010:

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010
		As Revised (see Note 4.)
Foreign exchange	$(5.0)	$(0.9)
Cash surrender value of life insurance policies	(1.0)	1.7
Other	(0.8)	(0.6)

	$(6.8)	$0.2

Due to the sharp increase of the U.S. dollar at the end of September 2011 against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $5.0 million in the nine months ended September 30, 2011. In the nine months ended October 1, 2010, the Company recorded a foreign exchange loss of $0.9 million. Due to the remeasurement of the Venezuelan bolivar, the foreign exchange loss for the nine months ended October 1, 2010 includes a foreign exchange gain of $2.1 million. Further, the combined effect of declines in both the equity and bond markets resulted in a $1.0 million decline in the cash surrender value of Company owned life insurance policies associated with the Company sponsored deferred compensation program in 2011. This compares to a $1.7 million increase in the cash surrender value of life insurance policies in the prior year.

Income Taxes: The tax provision for the nine months ended September 30, 2011 was $75.4 million compared to $47.8 million in the corresponding period of last year. The Company’s effective tax rate for the nine months ended September 30, 2011 was 33.3% as compared to 41.5% in the prior year period. The lower rate is primarily the result of recording a net tax benefit of $8.8 million primarily related to the reversal of deferred income tax valuation allowance in certain foreign jurisdictions. Approximately $6.6 million of the net tax benefit was a correction of an error from prior periods as the Company had provided valuation allowances for several years against deferred tax assets in certain jurisdictions, such as net operating losses, even though there was sufficient positive evidence to support the realization of these deferred tax assets. The Company has determined that these errors are not material to previously issued financial statements, and the correction of these errors is not material to estimated income for the full fiscal year ending December 30, 2011. Excluding this $8.8 million tax benefit, the projected full year rate would be 37.2%. The 41.5% rate in the year ago period was primarily driven by a less favorable global dispersion of taxable earnings. As is always the case, the global dispersion of income can cause changes in this rate in either direction.

Net Income from Continuing Operations: For the nine months ended September 30, 2011, the Company reported net income from continuing operations of $150.9 million, or $4.23 per diluted share, compared to $67.4 million, or $1.90 per diluted share, in the year ago period, representing an increase of 123.7%. The year-on-year comparisons were impacted by the tax valuation reserve adjustment of $8.8 million, or $0.25 per diluted share, the European restructuring charge of $5.3 million ($3.3 million net of tax, or $0.09 per diluted share), the prior year foreign exchange gain in Venezuela of $2.1 million ($0.8 million net of tax, or $0.02 per diluted share), and the pre-tax loss on the early retirement of debt of $32.4 million ($20.1 million net of tax, or $0.56 per diluted share). Excluding these items from the respective periods, net income increased to $145.4 million in the first nine months of 2011 from $86.7 million in the prior corresponding period while diluted earnings per share increased to $4.07 in the current period from $2.44 in the first nine months of 2010.

ANIXTER INTERNATIONAL INC.

North America Results

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$3,271.5	$2,746.4	19.1%
Gross profit	$750.1	$626.9	19.6%
Operating expenses	$514.5	$459.5	12.0%
Operating income	$235.6	$167.4	40.7%

Net Sales: When compared to the nine months ended October 1, 2010, North America net sales in the nine months ended September 30, 2011 increased 19.1% to $3,271.5 million from $2,746.4 million. Excluding favorable effects of foreign exchange rate changes, the impact of the acquisition of Clark and copper prices of $34.8 million, $90.0 million and $78.9 million, respectively, North America net sales were $3,067.8 million in the nine months ended September 30, 2011, which represents an increase of $321.4 million, or approximately 11.7%, as compared to the corresponding period in the prior year.

Gross Margin: Gross margin increased to 22.9% in the nine months ended September 30, 2011 from 22.8% in the nine months ended October 1, 2010 mainly due to improved end market sales mix. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $13.9 million in the nine months ended September 30, 2011 as compared to the prior year.

Operating Expenses: Operating expenses increased $55.0 million, or 12.0%, in the nine months ended September 30, 2011 from the year ago period. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $25.4 million and $6.5 million, respectively, in the first nine months of 2011 as compared to the prior year. Excluding the acquisition of Clark and foreign exchange, operating expenses increased $23.1 million, or 5.0%, primarily due to variable costs associated with the 11.7% organic growth in sales and higher variable compensation related costs.

Operating Income: The operating margin of 7.2% in the nine months ended September 30, 2011 compared to 6.1% in the nine months ended October 1, 2010. The improvement in operating margin was driven by sales mix. Operating income increased by $68.2 million, or 40.7%, in the nine months ended September 30, 2011 as compared to the year ago period. Favorable foreign exchange rate changes, the acquisition of Clark and higher copper prices increased operating income by $1.1 million, $2.0 million and $13.9 million, respectively.

Europe Results

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
		As Revised (see Note 4.)
Net sales	$867.7	$740.7	17.1%
Gross profit	$206.6	$173.3	19.3%
Operating expenses	$196.4	$174.4	12.6%
Operating income (loss)	$10.2	$(1.1)	nm

nm – not meaningful

ANIXTER INTERNATIONAL INC.

Net Sales: When compared to the nine months ended October 1, 2010, Europe net sales increased 17.1% to $867.7 million in the nine months ended September 30, 2011, including $9.7 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $47.3 million in the nine months ended September 30, 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $810.7 million in the nine months ended September 30, 2011, which represents an organic increase of $70.0 million, or approximately 9.5%, over the nine months ended October 1, 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.

Gross Margin: Gross margin in the nine months ended September 30, 2011 was 23.8% compared to 23.4% in the corresponding period in 2010. The increase in gross margin is primarily due to stronger sales in the higher margin OEM Supply end market as compared to the sales growth in the other end markets. However, gross margin continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success of negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of higher copper prices increased gross profit dollars by $2.1 million in the nine months ended September 30, 2011 as compared to the corresponding period in the prior year.

Operating Expenses: Operating expenses increased $22.0 million, or 12.6%, in the nine months ended September 30, 2011 compared to the nine months ended October 1, 2010. The restructuring charge and foreign exchange rate changes increased operating expenses by $5.3 million and $11.5 million, respectively, in the nine months ended September 30, 2011. Excluding the restructuring charge and foreign exchange, operating expenses increased $5.2 million, or 3.0%, primarily due to variable costs associated with the 9.5% organic growth in sales in the nine months ended September 30, 2011.

Operating Income: Operating profit was $10.2 million in the nine months ended September 30, 2011, including the $5.3 million restructuring charge, which compared to an operating loss of $1.1 million in the year ago period. Copper prices increased Europe’s operating income by $2.1 million in the nine months ended September 30, 2011. Foreign exchange rate changes resulted in an unfavorable impact of $0.1 million on operating income during the nine months ended September 30, 2011. Europe operating margin, excluding the restructuring charge, was 1.8% in the nine months ended September 30, 2011 compared to negative 0.2% in the year ago period. The strong year-on-year operating margin improvement was driven by the 40 basis point improvement in gross margin combined with a 160 basis point improvement in operating expenses as a percent of sales, excluding the restructuring charge.

Emerging Markets Results

	Nine Months Ended
(In millions)	September 30, 2011	October 1, 2010	Percent Change
Net sales	$508.7	$400.9	26.9%
Gross profit	$102.0	$85.5	19.3%
Operating expenses	$76.6	$63.1	21.5%
Operating income	$25.4	$22.4	13.1%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the nine months ended September 30, 2011 increased 26.9% to $508.7 million from $400.9 million in the nine months ended October 1, 2010. Excluding the favorable impact from changes in foreign exchange rates of $19.2 million, Emerging Markets net sales increased 22.1%. All end markets contributed to the increase in sales in the nine months ended September 30, 2011 as compared to the year ago period. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

ANIXTER INTERNATIONAL INC.

Gross Margin: During the nine months ended September 30, 2011, Emerging Markets gross margin decreased to 20.0% from 21.3% in the corresponding period in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets combined with less favorable product mix. As the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of the sales increase is related to lower margin project business.

Operating Expenses: Operating expenses increased $13.5 million in the nine months ended September 30, 2011, or 21.5%, compared to the nine months ended October 1, 2010. Foreign exchange rate changes increased operating expenses by $2.9 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 16.7% as compared to the year ago period. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.

Operating Income: Emerging Markets operating income increased $3.0 million, or 13.1%, in the nine months ended September 30, 2011 compared to the nine months ended October 1, 2010. The impact of foreign exchange rates increased operating income by $0.9 million. Operating margin in the nine months ended September 30, 2011 was 5.0% compared to 5.6% in the nine months ended October 1, 2010 due to lower gross margin mainly due to product and customer mix.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of September 30, 2011 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 13. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2011:

Fiscal Reporting Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
Four week period ending July 29	—	—	—
Four week period ending August 26	1,251,000	51.50	1,251,000
Five week period ending September 30	749,000	57.45	749,000

Total	2,000,000	53.73	2,000,000	0

(1)	On August 9, 2011, the Company announced a program to repurchase up to 1,000,000 shares of its common stock. On August 24, 2011, the Company announced that the previous share repurchase program had been completed and a new program was announced to repurchase up to 1,000,000 additional shares of its common stock. All share repurchase programs expired upon acquisition of all shares authorized to be repurchased.

ANIXTER INTERNATIONAL INC.

ITEM 6.	EXHIBITS.

(31) Rule 13a—14(a) / 15d—14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and October 1, 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

November 4, 2011	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

November 4, 2011	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President - Finance
and Chief Financial Officer