Form 10-K
period 2011-12-30
ANIXTER INTERNATIONAL INC
filed 2012-02-27
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,937,888,733 as of July 1, 2011.

At February 17, 2012, 33,059,077 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.	BUSINESS.

(a) General Development of Business

Anixter International Inc., founded in 1957 and headquartered near Chicago, trades on the New York Stock Exchange under the symbol AXE and is engaged in the distribution of communication and security products, electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) through Anixter Inc. and its subsidiaries (collectively “Anixter” or the “Company”). The Company was formerly known as Itel Corporation, which was incorporated in Delaware in 1967. The Company adds value to the distribution process by providing its customers access to innovative inventory management programs, more than 450,000 products and over $1.0 billion in inventory, over 220 warehouses with 7 million square feet of space, and locations in over 260 cities in more than 50 countries.

For the fiscal year ended December 30, 2011, Anixter reported sales of $6.1 billion. In 2011, 52.8% of the Company’s sales were to the enterprise cabling and security market, 31.7% were to the electrical and electronic wire & cable market and 15.5% were fasteners and other small parts sold to the Original Equipment Manufacturing (“OEM”) market. The Company derived 57.8% of its 2011 sales from the U.S., 18.7% from Europe, 12.2% from Canada and 11.3% from Emerging Markets (Asia Pacific and Latin America).

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

The Company looks to drive near term growth through the execution of its three key strategic initiatives. First, the Company will continue to focus on product line expansion especially in foreign markets where there are opportunities to expand and localize the product offering to create larger addressable market opportunities. Secondly, the Company will work to drive international expansion through the development of sales locations in additional cities within countries where the Company has an established presence. Lastly, the Company will seek to expand the geographic footprint of its presence in the electrical wire & cable market and OEM supply market to include more countries where it has an established country presence in the enterprise cabling market. These efforts are anticipated to provide additional growth over and above the growth that is expected to come from a recovering global economy.

Anixter has historically used a balanced approach to capitalizing its business and supporting the capital requirements for growth. With a target debt-to-total capital ratio of 45% to 50% that seeks to optimize the weighted average cost of capital, the Company has balanced the needs for working capital investment to support organic growth, invest in acquisitions and, when appropriate, return capital to shareholders by way of share repurchases and special dividends. During the last three fiscal years, the Company spent approximately $183.6 million to repurchase and retire 4 million of its outstanding shares. In 2011, the Company retired the remainder of its Convertible Notes due 2033 (“Notes due 2033”) and sold its Aerospace Hardware business (“Aerospace”) for $155.0 million which resulted in net proceeds of $143.6 million. During 2010, the Company declared a special dividend of $3.25 per common share, or approximately $113.7 million, in an effort to reduce excess liquidity in the business and maintain reasonable levels of financial leverage to optimize costs of capital. During the fourth quarter of 2010, the Company completed an acquisition of a distributor of security products and locksmith supplies for $36.4 million (offset by $1.6 million which was returned to the Company during 2011 as a result of net working capital adjustments).

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

Customers

The Company sells products to over 100,000 active customers. These customers are international, national, regional and local companies that include end users, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. The Company’s customers cover all industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 3% of sales.

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

Suppliers

The Company sources products from approximately 6,500 suppliers. However, approximately 30% of Anixter’s dollar volume purchases in 2011 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter generally does not compete with its suppliers in product design or manufacturing activities. Anixter also generally does not sell private label products that carry the Anixter name or a brand name exclusive to Anixter.

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

The Company operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 14 warehouses as regional warehouses. Collectively these facilities store over one-third of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. This network of warehouses and sales offices consists of 156 locations in the United States, 17 in Canada, 33 in the United Kingdom, 37 in Continental Europe, 30 in Latin America, 18 in Asia and 5 in Australia/New Zealand.

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

Employees

At December 30, 2011, the Company employed approximately 8,200 people. Approximately 43% of the employees are engaged in sales or sales-related activities, 37% are engaged in warehousing and distribution operations and 20% are engaged in support activities, including inventory management, information services, finance, human resources and general management. The Company does not have any significant concentrations of employees subject to collective bargaining agreements within any of its geographic segments.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the Company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. Anixter believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly-skilled workforce and global distribution network. The Company believes its global distribution platform provides a competitive advantage to serving multinational customers’ needs. The Company’s operations and logistics platform gives it the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout most of its operations in more than 50 countries that provide its customers and suppliers with global consistency.

Anixter enhances its value proposition to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9001:2008 and ISO TEC 17025. The Company uses its testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At its data network-testing lab located at the Company’s suburban Chicago headquarters, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs. At its strategically positioned technical centers and laboratories and through various regional quality labs, the Company offers OEMs a comprehensive range of dimensional, performance and mechanical testing and materials characterization for product testing and failure investigation.

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

Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from approximately 6,500 suppliers. However, approximately 30% of the Company’s dollar volume purchases in 2011 were from its five largest suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distribution channels, or decided to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control, including a key supplier becoming financially distressed.

The Company has risks associated with the sale of nonconforming products and services.

Historically, the Company has experienced a small number of cases in which the Company’s vendors supplied the Company with products that did not conform to the agreed upon specifications without the knowledge of the Company. Additionally, the Company may inadvertently sell a product not suitable for a customer’s application. The Company addresses this risk through its quality control processes, by seeking to limit liability and its warranty in its customer contracts, by obtaining indemnification rights from vendors and by maintaining insurance responsive to these risks. However, there can be no assurance that the Company will be able to include protective provisions in all of its contracts, that vendors will have the financial capability to fulfill their indemnification obligations to the Company, or that insurance can be obtained with sufficiently broad coverage or in amounts sufficient to fully protect the Company.

The Company’s foreign operations are subject to political, economic and currency risks.

The Company derives over 40% of its revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect the Company’s results of operations, cash flows and financial condition in these markets. The Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.

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

The Company has near term funding needs.

The Company believes that expected future earnings, cash flow generated from operations and available, committed, unused credit lines will be sufficient to fund operations and debt maturities, including the repayment of $300 million aggregate principal amount of convertible notes as a result of maturity or conversion. In the event these sources are not sufficient to support the Company’s funding needs, the Company may need to access the capital markets and there can be no assurance that, when the Company accesses the capital markets, funding will be available or will be available on favorable terms. This could result in a material increase in interest expense, decrease in profitability or more restrictive covenants.

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

The Company’s distribution network consists of over 220 warehouses in more than 50 countries with approximately 7 million square feet. There are 14 regional distribution centers (100,000 — 575,000 square feet), 33 local distribution centers (35,000 — 100,000 square feet) and 175 service centers. Additionally, the Company has 74 sales offices throughout the world. All but two of these facilities are leased. No one facility is material to operations, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

ITEM 3.	LEGAL PROCEEDINGS.

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism. The Company performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company determined and took appropriate corrective actions. The Company submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. On November 1, 2011, the Company received a warning letter from the U.S. Commerce Department and on December 20, 2011, the Company received a cautionary letter from the U.S. Treasury Department stating that each department was officially closing the matter without fines, penalties or other consequences to the Company.

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010 and the arbitration panel rendered its decision at the end of 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million. In April 2011, the arbitration panel entered a final award that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, the Company recorded a pre-tax charge of $20.0 million which approximates the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of the Company’s sale of its Aerospace business in the third quarter of 2011 the charge related to this matter was reclassified to discontinued operations in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations. In June 2011, the Company filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied the Company’s motion and confirmed the arbitration award in full. During the fourth quarter of 2011, the Company recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, the Company appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, the Company has posted collateral by tendering $10.0 million to Raytheon in cash and posting a bond in favor of Raytheon in the amount of $12.4 million. In the event the judgment is upheld, Raytheon has agreed that post-judgment interest will not accrue on $10.0 million of the judgment from the date that the Company tendered the cash collateral. In the event the judgment is not upheld, the Company will receive a return of the cash and the bond.

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

In October 2009, the Company disclosed to the U.S. Government that it may have violated laws and regulations restricting entertainment of government employees. The Inspector General of the relevant federal agency is investigating the disclosure and the Company is cooperating in the investigation. Civil and or criminal penalties could be assessed against the Company in connection with any violations that are determined to have occurred. In January 2012, the Company was informed by the Department of Justice, Civil Division, that it is investigating this matter and that a qui tam action has been filed under the False Claims Act, which remains under seal pursuant to statute. The Department of Justice has received an order partially lifting the seal to permit the government to discuss the matter with the Company; however, the government has instructed Anixter that it must maintain the confidentiality of the matter. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of December 30, 2011, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 27, 2012, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 53

Director of the Company since 2008; President and Chief Executive Officer of the Company since July 2008; Executive Vice-President — Chief Operating Officer of the Company from September 2007 to July 2008; Executive Vice-President — Enterprise Cabling and Security Systems of Anixter from January 2004 to September 2007; Senior Vice-President — Physical Security and Integrated Supply Solutions of Anixter from 2003 to 2004; Director of Ryder System, Inc. since 2011.

Theodore A. Dosch, 52

Executive Vice-President — Finance and Chief Financial Officer of the Company since July 2011; Senior Vice-President — Global Finance of the Company from January 2009 to June 2011; Corporate Vice President – Global Productivity at Whirlpool Corporation from April 2008 to January 2009; CFO – North America and Vice President – Maytag Integration at Whirlpool Corporation from November 2006 to March 2008; Corporate Vice President – Maytag Integration Team at Whirlpool Corporation from January 2006 to October 2006; Corporate Controller at Whirlpool Corporation from September 2004 to December 2005; CFO – North America at Whirlpool Corporation from November 1999 to August 2004. Mr. Dosch also currently serves on the Board of Directors of Habitat for Humanity International.

Terrance A. Faber, 60	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 53	Vice-President — Taxes of the Company since May 1993.

Mary Kate Powell, 39

Vice-President — Internal Audit since November 2011; Director of Audit Services – Illinois Tool Works Inc. from March 2008 to November 2011; Chief Audit Executive - Sun-Times Media Group, Inc. from March 2006 to March 2008; Senior Manager – Deloitte from July 1998 to March 2006.

Rodney A. Shoemaker, 54	Vice-President — Treasurer of the Company since July 1999.

Rodney A. Smith, 54	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Anixter International Inc.’s Common Stock is traded on the New York Stock Exchange under the symbol AXE. Stock price information, dividend information and shareholders of record are set forth in Note 12. “Selected Quarterly Financial Data (Unaudited)” in the Notes to the Consolidated Financial Statements. There have been no sales of unregistered securities.

PERFORMANCE GRAPH

The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in Anixter’s common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on the Company’s common stock with that of a broad market index and a peer group index consistent with the prior year. The Company’s Peer Group Index for 2011 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

ITEM 6.	SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2011	2010	2009	2008	2007
Selected Income Statement Data:
Net sales	$6,146.9	$5,274.5	$4,779.6	$5,891.0	$5.661.5
Operating income [a]	362.8	267.2	84.8	341.5	402.7
Interest expense and other, net [b]	(59.3)	(55.1)	(85.3)	(87.0)	(54.0)
Early retirement of debt [c]	—	(31.9)	(1.1)	—	—
Net income (loss) from continuing operations [a,b,c,d]	200.7	109.5	(41.4)	153.8	222.4
(Loss) income from discontinued operations, net [e]	(12.5)	(1.0)	12.1	34.1	23.1
Net income (loss)	$188.2	$108.5	$(29.3)	$187.9	$245.5

Income (loss) per share
Basic:
Continuing operations	$5.87	$3.21	$(1.17)	$4.34	$5.96
Discontinued operations	$(0.37)	$(0.03)	$0.34	$0.96	$0.62

Net income	$5.50	$3.18	$(0.83)	$5.30	$6.58

Diluted:
Continuing operations	$5.71	$3.08	$(1.17)	$3.98	$5.27
Discontinued operations	$(0.35)	$(0.03)	$0.34	$0.89	$0.54

Net income	$5.36	$3.05	$(0.83)	$4.87	$5.81

Dividend declared per common share [f]	$—	$3.25	$—	$—	$—

Selected Balance Sheet Data:
Total assets [b]	$3,034.0	$2,933.3	$2,671.7	$3,062.4	$2,981.4
Total short-term debt [g]	$3.0	$203.4	$8.5	$249.3	$83.9
Total long-term debt [c,g]	$806.8	$688.7	$821.1	$852.1	$858.5
Stockholders’ equity [f]	$1,001.2	$1,010.8	$1,024.1	$1,072.8	$1,092.5
Book value per diluted share	$28.50	$28.45	$29.17	$27.77	$25.88
Weighted-average diluted shares	35.1	35.5	35.1	38.6	42.2
Year-end outstanding shares	33.2	34.3	34.7	35.3	36.3

Other Financial Data:
Working capital	$1,376.0	$1,233.1	$1,381.0	$1,350.9	$1,439.0
Capital expenditures	$26.4	$19.6	$21.9	$32.4	$36.1
Depreciation and amortization of intangibles	$33.5	$33.8	$37.1	$34.6	$30.8

In December of 2010, the Company acquired Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for $36.4 million (which was offset by $1.6 million during 2011 as a result of net working capital adjustments). As the acquisition of Clark closed during the latter part of December 2010, sales and operating income from the date of acquisition were insignificant to 2010 results. In August, September and October of 2008, the Company acquired QSN Industries, Inc. (“QSN”), Quality Screw de Mexico SA (“QSM”), Sofrasar SA (“Sofrasar”), Camille Gergen GmbH & Co, KG and Camille Gergen Verwaltungs GmbH (collectively “Gergen”) and World Class Wire & Cable Inc. (“World Class”) for $76.1 million, $4.5 million, $20.7 million, $19.4 million and $61.4 million, respectively, inclusive of legal and advisory fees. In May and April of 2007, the Company acquired Eurofast SAS (“Eurofast”) and Total Supply Solutions Limited (“TSS”) for $26.9 million and $8.3 million, respectively, inclusive of legal and advisory fees. As a result of the acquisitions described above, sales were favorably affected in 2011, 2009, 2008 and 2007 by $120.1 million, $109.8 million, $87.7 million and $125.5 million, respectively, as compared to the prior year. Operating income was unfavorably affected in 2009 by $2.4 million and favorably affected in 2011, 2008 and 2007 by $2.6 million, $3.1 million and $12.1 million, respectively. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

In August of 2011, the Company sold Aerospace. As a result of the divestiture, results of the business are reflected as “Discontinued Operations” and all prior periods have been revised to reflect this classification. The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts paid by the Company for legal and advisory fees.

Notes:

(a)

For the year ended December 30, 2011, the Company recorded a charge of $5.3 million ($0.09 per diluted share) related to facility consolidations and headcount reductions in Europe. For the year ended January 1, 2010, operating income includes $100.0 million ($2.85 per diluted share) of non-cash goodwill impairment charge related to the European operations, $5.7 million ($0.11 per diluted share) of severance costs related to staffing reductions and $4.2 million ($0.07 per diluted share) related to exchange rate-driven lower of cost or market adjustment on inventory in Venezuela. For the year ended January 2, 2009, operating income includes $4.2 million of expense ($0.07 per diluted share) related to the retirement of our former Chief Executive Officer, $24.1 million ($0.38 per diluted share) related to receivable losses from customer bankruptcies, $2.0 million ($0.04 per diluted share) related to the inventory lower of cost or market adjustments resulting from sharply lower copper prices and $8.1 million ($0.14 per diluted share) primarily related to severance costs.

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

(d)

In 2011, the Company recorded net tax benefits of $10.8 million ($0.31 per diluted share) which include the reversal of deferred income tax valuation allowances of $11.3 million, partially offset by additional prior year taxes of $0.5 million. Together, the net tax benefits and aforementioned item in (a) above increased net income in 2011 by $7.5 million ($0.22 per diluted share). In 2010, the Company recorded a tax benefit of $1.3 million ($0.03 per diluted share) related to the reversal of prior year foreign taxes. Together, the tax item and the aforementioned items in (b) and (c) above, reduced net income in 2010 by $17.7 million ($0.50 per diluted share). In 2009, net income was reduced by $115.0 million ($3.16 per diluted share) related to the aforementioned items in (a), (b) and (c) above. In 2009, the Company also recorded $4.8 million ($0.13 per diluted share) of net tax benefits related primarily to the reversal of a valuation allowance. In 2008, the Company recorded $1.6 million ($0.04 per diluted share) of net tax benefits related to the reversal of valuation allowances associated with certain foreign net operating loss carryforwards. Together, the tax item and the aforementioned items in (b) above, reduced net income in 2008 by $39.8 million ($1.03 per diluted share). In 2007, the Company recorded $11.8 million ($0.28 per diluted share) of net income primarily related to foreign tax benefits as well as a tax settlement in the U.S.

(e)

As a result of the sale of Aerospace, beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been revised to reflect this classification. In 2010, the Company recorded a charge of $20.0 million ($0.35 per diluted share) related to an unfavorable arbitration ruling which is included in the loss from discontinued operations.

(f)

Stockholders’ equity reflects treasury stock purchases of $107.5 million, $41.2 million, $34.9 million, $104.6 million and $244.8 million for the years ended December 30, 2011, December 31, 2010, January 1, 2010, January 2, 2009 and December 28, 2007, respectively, all of which have been retired. During 2010, the Company also declared a special dividend of $3.25 per common share, and paid $111.0 million in the aggregate for such dividend, as a return of excess capital to shareholders. During 2011, 2010 and 2009, the Company repurchased a portion of its Convertible Notes due 2033 resulting in a reduction in equity of $57.4 million, $20.4 million and $34.3 million, respectively, net of tax.

(g)

Prior to 2010, short-term debt primarily consisted of borrowings under the Company’s accounts receivable securitization facility. In 2011, the maturity date of the Anixter Receivables Corporation (“ARC”) facility was amended from July 2011 to May 2013. As a result of the change in maturity, the outstanding balance of the facility is classified as long-term debt at the end of 2011. During the first quarter of 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million principal amount of 10% Senior Notes due 2014 (“Notes due 2014”). In 2009, the Company repurchased a portion of the Notes due 2014 which resulted in reducing this debt balance by $23.6 million. Also, in 2009, the Company repurchased a portion of its Convertible Notes due 2033 (“Notes due 2033”) resulting in a reduction of borrowings of $60.1 million as compared to the end of 2008. During 2010, the Company repurchased another portion of the Notes due 2014 which resulted in reducing the debt balances by $133.7 million to $30.6 million. Also, in 2010, the Company repurchased another portion of its Notes due 2033 resulting in a reduction of borrowings of $67.0 million. In 2011, the Company retired the remaining amount of its Notes due 2033 resulting in a reduction of borrowings of $48.9 million. During the first quarter of 2007, the Company issued $300 million of convertible senior notes due 2013 (“Notes due 2013”). For more information on short-term and long-term debt, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “estimate,” “plan,” “project,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 40 to 82 of this Report.

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

Divestiture of Business

In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”) and the transaction closed on August 26, 2011. Although the Company’s historical performance in Aerospace has been strong, customer and supplier consolidation has resulted in a business model distinctly different than the Company’s overall strategy. The transaction will enable the Company to focus its attention and resources on its core operations and strategic initiatives. The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts paid by the Company for legal and advisory fees. The Company reported a net loss from discontinued operations in 2011 of $12.5 million, which included a net loss on the sale of $21.0 million primarily due to the write off of goodwill of $19.0 million. Beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been revised to reflect this classification. North America and Europe segment information has also been revised from the prior year presentation to reflect the discontinued operations.

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

Acquisition of Business

In December of 2010, the Company acquired all the outstanding shares of Clark Security Products, Inc and the assets and operations of General Lock, LLC (collectively “Clark”). Clark, based in San Diego, California, is a distributor of security products and locksmith supplies to commercial, industrial and government entities throughout the United States, with major distribution centers in San Diego, California; Dallas, Texas; Sacramento, California; Denver, Colorado; Lexington, Kentucky; Silver Spring, Maryland; Phoenix, Arizona; and Kent, Washington. Clark’s broad array of products includes locking hardware, access control devices, closed circuit television systems, along with various technical support services. The Company paid approximately $36.4 million for the two companies in 2010 (offset in 2011 by $1.6 million which was returned to the Company as a result of net working capital adjustments).

As a result of the acquisition of Clark, sales and operating income were favorably affected in 2011 by $120.1 million and $2.6 million, respectively. As the acquisition of Clark closed during the latter part of December 2010, sales and operating income in 2010 were insignificant.

The Clark acquisition was accounted for as a purchase and its respective results of operations are included in the consolidated financial statements from the date of acquisition. Had the acquisition occurred at the beginning of the year of the acquisition, the Company’s operating results would not have been significantly different.

Intangible amortization expense related to all of the Company’s intangible assets of $69.9 million at December 30, 2011 is expected to be approximately $10.1 million per year for the next five years.

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

The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the next twelve months. The Company generated $144.4 million of cash from operations during fiscal 2011 despite the increased working capital requirements to support the 10.4% organic sales growth. In 2011, the Company spent $26.4 million on capital expenditures. Using some of the proceeds from the sale of Aerospace, the Company repurchased 2.0 million shares of common stock in the open market for $107.5 million in 2011. Using proceeds from borrowings under the Company’s long-term credit facility the Company retired the remainder of its Convertible Notes due 2033 (“Notes due 2033”) for $93.8 million. In 2010, cash flow generated from operations was $195.2 million as lower working capital was required to support the revenue growth during that period. The Company spent $36.4 million for Clark in 2010 (offset in 2011 by $1.6 million which was returned to the Company as a result of net working capital adjustments). In 2010, $19.6 million was spent on capital expenditures, 1.0 million shares of common stock were repurchased in the open market for $41.2 million and the Company retired a portion of its Senior Notes due 2014 (“Notes due 2014”) and Notes due 2033 for a total of $285.1 million. Also in 2010, the Company declared a special dividend for $3.25 per share that was payable on October 28, 2010 to shareholders of record on October 15, 2010.

With a year-end cash balance of $106.1 million and available committed credit facilities, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares or outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and it believes that the current leverage on the balance sheet positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

Cash Flow

Year ended December 30, 2011: Net cash provided by operating activities was $144.4 million in 2011 compared to $195.2 million in 2010. The decrease in cash flow provided by operating activities is due to a change in working capital requirements to support the 10.4% organic sales growth.

Consolidated net cash provided by investing activities was $118.8 million primarily due to the net proceeds from the sale of Aerospace of $143.6 million offset by capital expenditures of $26.4 million. This compares to net cash used in investing activities during 2010 of $56.0 million for the acquisition of Clark and capital expenditures. Capital expenditures are expected to be approximately $40 million in 2012 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used in financing activities was $235.5 million in 2011 compared to $172.3 million in 2010. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired the remainder of its Notes due 2033 for $93.8 million in 2011. During 2011, the Company recorded deferred financing costs of $4.2 million related to the refinancing of its revolving credit facility and accounts receivable securitization facility. Using a portion of the proceeds from the 2011 sale of Aerospace, the Company repurchased 2.0 million shares of common stock in the open market for $107.5 million. In 2010, using net cash generated from operations, short-term borrowings under the accounts receivable securitization facility and net proceeds from other borrowings, the Company repurchased 1.0 million shares of common stock in the open market for $41.2 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $165.5 million and $119.6 million, respectively.

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

Consolidated net cash used in investing activities increased to $56.0 million in 2010 compared to $23.7 million in 2009. The Company spent $36.4 million for Clark in 2010 (offset in 2011 by $1.6 million which was returned to the Company as a result of net working capital adjustments). Capital expenditures decreased to $19.6 million in fiscal 2010 from $21.9 million in 2009. The Company continued to invest in the consolidation of certain acquired facilities in North America and Europe, information system upgrades and new software to support its infrastructure and warehouse equipment.

Net cash used for financing activities was $172.3 million in fiscal 2010 compared to $371.0 million in 2009. Using net cash generated from operations, short-term borrowings under the accounts receivable securitization facility and net proceeds from other borrowings during 2010, the Company repurchased 1.0 million shares of common stock in the open market for $41.2 million and retired a portion of its Notes due 2033 and Notes due 2014 for a total of $285.1 million. The retirement of debt resulted in the recognition of a pre-tax loss of $31.9 million in fiscal 2010. In 2009, the Company received net proceeds of $180.4 million from the issuance of the Notes due 2014 (net of deferred financing costs of $4.8 million associated with the offering). Using the proceeds from the issuance of the Notes due 2014 and a portion of the $440.9 million of cash generated from operations in 2009, the Company reduced borrowings by $400.2 million (primarily short-term borrowings), repurchased 1.0 million shares of common stock in the open market for $34.9 million and retired a portion of its Notes due 2014 and Notes due 2033 for a total of $117.3 million.

Financings

Retirement of Debt

During 2011, the Company retired its Notes due 2033 as a result of repurchases and bondholder conversions. The Company paid approximately $93.8 million in cash and $14.9 million was settled in stock. Available borrowings under the Company’s long-term revolving credit facility were used to retire these notes. In connection with the retirement of debt, the Company reduced the accreted value of debt by $48.9 million and recorded a gross reduction to stockholders’ equity of $44.9 million.

During 2010, the Company’s primary operating subsidiary, Anixter Inc., retired $133.7 million of accreted value of its Notes due 2014 for $165.5 million. Available cash and other borrowings were used to retire these notes. The Company also retired $67.0 million of accreted value of its Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with these repurchases, the Company reduced the accreted value of debt by $200.7 million and recorded a gross reduction to stockholders’ equity of $54.0 million.

During 2009, Anixter Inc. retired $23.6 million of accreted value of its Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year-end 2009). Available cash was used to retire these notes. The Company also retired $60.1 million of accreted value of its Notes due 2033 for $90.8 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with these repurchases, the Company reduced the accreted value of debt by $83.7 million and recorded a gross reduction to stockholders’ equity of $34.3 million.

The retirement of debt in 2011 did not have a significant impact on the Company’s Consolidated Statement of Operations. As a result of the retirement of debt in 2010 and 2009, the Company recognized a pre-tax loss of $31.9 million and $1.1 million, respectively.

Revolving Lines of Credit

At the end of fiscal 2011, the Company had approximately $313.0 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the committed credit facilities totaled $120.4 million and $145.4 million at December 30, 2011 and December 31, 2010, respectively.

In the second quarter of 2011, Anixter Inc. refinanced its senior unsecured revolving credit facility. At December 30, 2011, long-term borrowings under this agreement, which is guaranteed by the Company, were $111.0 million as compared to $131.1 million of outstanding long-term borrowings at the end of fiscal 2010. The following are the key terms to the revolving credit agreement:

•	The size of the credit facility is $400 million (or the equivalent in Euros) and matures in April 2016.
•	The pricing grid is a leverage-based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin is Libor plus 200 basis points.
•

As of the end of 2011, the consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage 2.50 times. As of December 30, 2011, the consolidated fixed charge coverage ratio was 4.51.

•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of December 30, 2011, the consolidated leverage ratio was 1.35.
•

Anixter Inc. will be permitted to direct funds to the Company for payment of dividends and share repurchases to a maximum of $175 million plus 50 percent of Anixter Inc.’s cumulative net income from the effective date of the new agreement. As of December 30, 2011, Anixter Inc. has the ability to distribute $152.7 million of funds to the Company.

•

Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

The Company is in compliance with all of the covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of December 30, 2011, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

Excluding the primary revolving credit facility at December 30, 2011 and December 31, 2010, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $9.4 million and $14.3 million, respectively, which mature beyond twelve months of the Company’s fiscal year end December 30, 2011.

Senior Notes Due 2014

In March 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million in principal of its Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. At December 30, 2011 and December 31, 2010, the Notes due 2014 outstanding were $31.1 million and $30.6 million, respectively. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

Convertible Debt

Convertible Senior Notes Due 2013

In February 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013 (“Notes due 2013”). In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. The Notes due 2013 are structurally subordinated to the indebtedness of Anixter.

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 are convertible, at the holders’ option, at a conversion rate of 16.727 shares per $1,000 principal amount of Notes due 2013 (for an aggregate of 5.0 million shares), equivalent to a conversion price of $59.78 per share. The Company has sufficient authorized shares to settle such conversion.

In periods during which the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of fiscal 2011, the Notes due 2013 are not currently convertible.

In connection with the issuance of the Notes due 2013, the Company purchased a call option that covers 5.0 million shares of its common stock, subject to customary anti-dilution adjustments. The purchased call option currently has an exercise price of $59.78 per share.

Concurrently with purchasing the call option, the Company sold to the counterparty a warrant to purchase shares of its common stock, subject to customary anti-dilution adjustments. The sold warrant currently has an exercise price of $77.98 and may not be exercised prior to the maturity of the notes. The shares related to the warrant are 5.0 million shares.

Convertible Notes Due 2033

The Company retired its Notes due 2033 in 2011. At the end of 2010, the Notes due 2033 had an aggregate principal amount at maturity of $100.2 million and a book value of $48.5 million. Although the Notes due 2033 were convertible at the end of 2010 and the holders could require the Company to purchase their notes on July 7, 2011, they were classified as long-term as the Company had the intent and ability to refinance the accreted value under existing long-term financing agreements.

Senior Notes Due 2015

Anixter Inc. also has the $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Other Borrowings

As of December 30, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $3.0 million and $203.4 million, respectively. At December 31, 2010, short-term debt consisted primarily of the funding related to the Anixter Receivables Corporation (“ARC”) facility which was amended in the second quarter of 2011 by the Anixter Inc. The following key changes were made to the program:

•	The size of the program increased from $200 million to $275 million.
•	The liquidity termination date of the program will be May 2013 (formerly the termination date was July 2011).
•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).
•	Unused capacity fees decreased from a range of 57.5 to 60 basis points to a range of 45 to 55 basis points depending on utilization.

All other material terms and conditions remain unchanged. As a result of the change in maturity, the $175.0 million outstanding at year-end 2011 is classified as long-term on the Company’s Consolidated Balance Sheet at December 30, 2011 (formerly short-term debt as of December 31, 2010).

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC, which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of December 30, 2011 and December 31, 2010, $524.6 million and $407.8 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $275.0 million. The assets of ARC are not available to Anixter until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

Interest Expense

Consolidated interest expense was $50.1 million, $53.6 million and $66.1 million in 2011, 2010, and 2009, respectively. The decrease in interest expense is driven by a lower average cost of debt than in 2010 and 2009 and lower average outstanding borrowings. The Company’s average cost of debt was 5.1%, 6.3% and 6.7% in 2011, 2010 and 2009, respectively. Approximately 66.0% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts in 2011.

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

The conversion rate of the Notes due 2013 was adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before the adjustment.

For further information regarding the special dividend, see the Note 9. “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Commitments

The Company has the following contractual cash obligations as of December 30, 2011:

	Payments due by period
	2012	2013	2014	2015	2016	Beyond 2016	Total

	(In millions)

Debt [a]	$3.0	$475.0	$32.3	$200.0	$120.4	$—	$830.7

Contractual Interest [b]	24.4	21.4	17.2	9.6	1.0	—	73.6

Purchase Obligations [c]	535.1	2.2	2.6	—	—	—	539.9

Operating Leases	61.8	49.0	39.6	28.5	20.4	43.7	243.0

Deferred Compensation Liability [d]	3.7	5.1	2.8	1.8	2.7	28.0	44.1

Pension Plans [e]	23.4	—	—	—	—	—	23.4

Total Obligations	$651.4	$552.7	$94.5	$239.9	$144.5	$71.7	$1,754.7

Liabilities related to unrecognized tax benefits of $24.2 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. We do not expect the total amount of our unrecognized tax benefits to change significantly during the next twelve months. See Note 7. “Income Taxes” in the notes to the consolidated financial statements for further information related to unrecognized tax benefits.

Notes:

(a)

The $175.0 million outstanding under the accounts receivable securitization facility will mature in 2013. The book value of the Notes due 2013 was $280.3 million at December 30, 2011 and will accrete to $300.0 million through maturity. The book value of the Notes due 2014 was $31.1 million at December 30, 2011 and will accrete to $32.3 million in 2014. Borrowings under the Company’s long-term revolving credit facilities of $120.4 million mature in 2016. The Notes due 2015 are $200.0 million.

(b)

Interest payments on debt outstanding at December 30, 2011 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at December 30, 2011.

(c)

Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

(d)

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2011, the deferred compensation liability was $44.1 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. At December 30, 2011, the cash surrender value of these company life insurance policies was $33.9 million.

(e)

The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 30, 2011, the current portion of the Company’s net pension liability of $145.4 million was $0.8 million. The Company currently estimates that it will be required to contribute $23.4 million to its foreign and domestic pension plans in 2012. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2012.

Income Taxes

Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $110.0 million at December 30, 2011, which are subject to various provisions of each respective country. Approximately $12.0 million of this amount expires between 2012 and 2021, and $98.0 million of the amount has an indefinite life.

Results of Operations

2011 Executive Overview

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

The Company reported sales of $6,146.9 million in 2011, an increase of $872.4 million, or 16.5%, over sales of $5,274.5 million in 2010. Favorable effects of foreign exchange rates increased sales by $97.4 million while an increase in copper prices and the acquisition of Clark increased sales in 2011 by $104.3 million and $120.1 million, respectively, as compared to 2010. Excluding these favorable effects, the Company’s net sales increased $550.6 million, or approximately 10.4%. The Company’s execution of its strategic initiatives are helping to fuel its sales growth in each of its end markets around the world. These efforts have once again delivered well-balanced sales performance across the Company’s geographic reporting segments with North America, Europe and Emerging Markets all delivering excellent year-on-year sales increases ranging between 14% and 23%. Sales growth by end market was also robust, with Electrical Wire & Cable and OEM Supply end markets delivering a 21.7% and 25.3% improvement year-on-year, respectively. In addition, the Enterprise Cabling and Security end market grew by 11.4%, with approximately one-fourth of that growth coming from the Clark acquisition.

Operating expenses in 2011 of $1,044.6 million were 17.0% of sales compared to 17.8% in 2010. Excluding the impact of the Clark acquisition of $33.7 million and exchange rates of $20.6 million, year-on-year operating expenses increased by only $49.9 million, or 5.3%, on a 10.4% organic increase in sales, demonstrating the leverage in the Company’s operating structure. Expense increases were primarily due to higher volume. However, the Company reached favorable settlement of several customer bankruptcy and disputes which resulted in lower than normal operating expenses in 2011.

The momentum that has been building throughout this recovery is reflected in the Company’s strong operating profit performance. Specifically, operating margin in 2011 improved to 5.9% from 5.1% in 2010. This performance resulted in an incremental operating profit leverage of 11.0% on the increased year-on-year sales. The strong operating margin improvement was driven by better operating leverage on higher sales.

Continued strong sales should position the Company very well to further leverage its global supply chain platform in 2012. While growing global markets will positively impact the business, market pressures on sovereign debt, government fiscal policies and unclear U.S. tax policies create uncertainty for future levels of corporate spending. Nevertheless, the Company believes that its strategic growth initiatives position it well to achieve continued sales growth and operating leverage. Overall, the Company believes that these strategic growth initiatives have driven improved market share. We expect future growth to be fueled by adding new products and technologies to the Company’s portfolio where appropriate; developing an end market presence in either Electrical Wire & Cable or OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market; and selectively expanding the Company’s geographic presence.

2011 versus 2010

Consolidated Results

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	Percent Change

Net sales	$6,146.9	$5,274.5	16.5%
Gross profit	$1,407.4	$1,207.6	16.5%
Operating expenses	$1,044.6	$940.4	11.1%
Operating income	$362.8	$267.2	35.8%

Net Sales: The Company’s net sales during 2011 increased $872.4 million, or 16.5%, from the prior year. Favorable effects of foreign exchange rates increased sales by $97.4 million while an increase in copper prices and the fourth quarter of 2010 acquisition of Clark increased sales in 2011 by $104.3 million and $120.1 million, respectively, as compared to 2010. Excluding the favorable effects of foreign exchange rates, copper prices and the Clark acquisition, the Company’s net sales increased $550.6 million, or approximately 10.4%, in 2011 as compared to 2010. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth.

Gross Margin: Gross margin was 22.9% in 2011 and 2010. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $21.2 million in 2011 as compared to the prior year. Gross margin continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success in negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time.

Operating Expenses: Operating expenses increased 11.1% from $940.4 million in 2010 to $1,044.6 million in 2011. Operating expenses in 2011 include an incremental $33.7 million related to the Clark acquisition, $20.6 million due to changes in foreign exchange rates and $5.3 million for a restructuring charge to rationalize the European cost structure. Excluding these items, operating expenses increased $44.6 million, or 4.7%, on a 10.4% organic increase in sales. The current period increase in operating expenses reflects higher variable costs associated with the increase in organic sales, including higher variable incentive costs.

Operating Income: Operating income increased by $95.6 million, or 35.8%, to $362.8 million in 2011 as compared to $267.2 million in 2010. Higher copper prices, the Clark acquisition and the effects of foreign exchange rate changes increased operating income by $21.2 million, $2.6 million and $1.4 million, respectively.

The operating margin of 5.9% in 2011 increased from 5.1% in 2010. Excluding the European restructuring charge, operating margin was 6.0%. The strong operating margin improvement was primarily due to lower operating expenses as a percent of sales.

Interest Expense: Consolidated interest expense was $50.1 million and $53.6 million in 2011 and 2010, respectively. The decrease in interest expense was driven by a lower average cost of debt than in 2010. The Company’s average cost of debt was 5.1% in 2011, down from 6.3% in 2010, primarily due to the retirement of higher cost debt in the first quarter of 2010. Approximately 66.0% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts in 2011. The Company’s debt-to-total capitalization at December 30, 2011 and December 31, 2010 was 44.7% and 46.9%, respectively.

Early Retirement of Debt: The year ended December 30, 2011 included a pre-tax gain of $0.1 million related to the early retirement of the remaining Notes due 2033. This gain was fully offset by a pre-tax loss related to the refinancing of certain credit facilities. During 2010, the Company retired a portion of its Notes due 2014 and Notes due 2033. As a result of the retirement of debt in 2010, the Company recognized a pre-tax loss of $31.9 million.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for years ended December 30, 2011 and December 31, 2010:

	Years Ended
(In millions)	December 30, 2011	December 31, 2010

Foreign exchange	$(7.1)	$(2.5)
Cash surrender value of life insurance policies	(0.9)	3.0
Other	(1.2)	(2.0)

	$(9.2)	$(1.5)

Due to the sharp increase of the U.S. dollar at the end of the third quarter of 2011 against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $7.1 million in 2011. In 2010, the Company recorded a foreign exchange loss of $4.6 million which was offset by a foreign exchange gain of $2.1 million related to the remeasurement of the Venezuelan bolivar. The combined effect of declines in both the equity and bond markets resulted in a $0.9 million decline in the cash surrender value of Company owned life insurance policies associated with the Company sponsored deferred compensation program in 2011. This compares to a $3.0 million increase in the cash surrender value of life insurance policies in the prior year.

Income Taxes: The tax provision for 2011 was $102.8 million compared to $70.7 million 2010. The Company’s effective tax rate for 2011 was 33.9% as compared to 39.2% in the prior year. The lower rate is primarily the result of recording net tax benefits of $10.8 million which include the changes in tax valuation allowances of $11.3 million, partially offset by additional prior year taxes of $0.5 million. Approximately $7.4 million, net, of the tax benefits was a correction of an error from prior periods to reverse valuation allowances for deferred tax assets in certain jurisdictions where sufficient evidence existed to support the realization of these deferred tax assets at a more likely than not level. The Company has determined the error is not material to previously issued financial statements, and the correction of the error is not material to the results of operations for the fiscal year ended December 30, 2011. The 2010 tax provision includes a reversal of $1.3 million for prior years foreign taxes. Excluding the $10.8 million of net tax benefits, the full year rate would have been 37.4% in 2011 compared to 39.5% in 2010 after excluding the loss on the repurchase of debt, the foreign exchange gain in Venezuela and the reversal of prior years foreign taxes.

Net Income from Continuing Operations: For the year ended December 30, 2011, the Company reported net income from continuing operations of $200.7 million, or $5.71 per diluted share, compared to $109.5 million, or $3.08 per diluted share, in the year ago period, representing an increase of 83.4%. The year-on-year comparisons were impacted by the following:

•

In 2011, the tax valuation allowance adjustment of $10.8 million ($0.31 per diluted share) and the European restructuring charge of $5.3 million ($3.3 million net of tax, or $0.09 per diluted share). These items increased 2011 net income from continuing operations by a combined $7.5 million ($0.22 per diluted share).

•

In 2010, the pre-tax loss on the early retirement of debt of $31.9 million ($19.8 million net of tax, or $0.55 per diluted share), the foreign exchange gain in Venezuela of $2.1 million ($0.8 million net of tax, or $0.02 per diluted share) and the reversal of prior years foreign taxes of $1.3 million ($0.03 per diluted share). These items decreased 2010 net income from continuing operations by a combined $17.7 million ($0.50 per diluted share).

After adjusting for these items, net income increased to $193.2 million in 2011 from $127.2 million in 2010 while diluted earnings per share increased to $5.49 in 2011 from $3.58 in 2010.

North America Results

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	Percent Change

Net sales	$4,302.5	$3,701.2	16.2%
Gross profit	$993.1	$852.2	16.5%
Operating expenses	$685.4	$617.1	11.1%
Operating income	$307.7	$235.1	30.9%

Net Sales: When compared to 2010, North America net sales in 2011 increased 16.2% to $4,302.5 million from $3,701.2 million. Excluding favorable effects of foreign exchange rate changes, the impact of the acquisition of Clark and copper prices of $33.5 million, $120.1 million and $93.4 million, respectively, North America net sales were $4,055.5 million in 2011, which represents an organic increase of $354.3 million, or approximately 9.6%, as compared to 2010. This growth is driven by higher sales in all end markets.

Gross Margin: Gross margin was to 23.1% in 2011 and 23.0% in 2010. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did increase gross profit dollars by $18.2 million in 2011 as compared to 2010.

Operating Expenses: Operating expenses increased $68.3 million, or 11.1%, in 2011 from 2010. The acquisition of Clark and foreign exchange rate changes increased operating expenses by $33.7 million and $6.3 million, respectively, in 2011 as compared to 2010. Excluding the acquisition of Clark and foreign exchange, operating expenses increased $28.3 million, or 4.6%, primarily due to variable costs associated with the 9.6% organic growth in sales and higher variable compensation related costs.

Operating Income: The operating margin of 7.2% in 2011 compared to 6.4% in 2010. The improvement in operating margin was driven by sales mix and operating expense leverage. Operating income increased by $72.6 million, or 30.9%, in 2011 as compared to 2010. Favorable foreign exchange rate changes, the acquisition of Clark and higher copper prices increased operating income by $0.9 million, $2.6 million and $18.2 million, respectively.

Europe Results

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	Percent Change

Net sales	$1,150.0	$1,008.4	14.0%
Gross profit	$271.7	$235.3	15.5%
Operating expenses	$256.0	$236.2	8.4%
Operating income (loss)	$15.7	$(0.9)	nm

nm – not meaningful

Net Sales: When compared to 2010, Europe net sales increased 14.0% to $1,150.0 million in 2011, including $10.9 million due to higher copper prices. Favorable foreign exchange rates increased net sales by $48.0 million in 2011. Excluding copper price effects and the favorable effects of foreign exchange rate changes, Europe net sales were $1,091.1 million in 2011, which represents an organic increase of $82.7 million, or approximately 8.2%, over 2010. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets, together with solid growth in the Enterprise Cabling and Security end market.

Gross Margin: Gross margin in 2011 was 23.6% compared to 23.3% in 2010. The increase in gross margin is primarily due to stronger sales of the higher margin OEM Supply products as compared to the sales growth in the other end markets. However, gross margin continues to be negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers. The Company continues to make progress recovering cost increases through price increases to its customers. However, the Company has not fully recovered to the level of its second quarter 2010 gross margin in this end market. The Company’s level of success of negotiating customer pricing in the context of long-term contractual agreements, while selectively resourcing some of these components to lower cost manufacturers, will determine the extent to which the Company can offset these gross margin pressures over time. The effects of higher copper prices did not impact gross margin percentages significantly; however, the effects of higher copper prices increased gross profit dollars by $3.0 million in 2011 as compared to 2010.

Operating Expenses: Operating expenses increased $19.8 million, or 8.4%, in 2011 compared to 2010. The restructuring charge and foreign exchange rate changes increased operating expenses by $5.3 million and $11.7 million, respectively, in 2011. Excluding the restructuring charge and foreign exchange, operating expenses increased $2.8 million, or 1.2%, primarily due to variable costs associated with the 8.2% organic growth in sales in 2011.

Operating Income: Operating profit was $15.7 million in 2011, including the $5.3 million restructuring charge, which compared to an operating loss of $0.9 million in 2010. Copper prices increased Europe’s operating income by $3.0 million in 2011. Foreign exchange rate changes did not impact operating income during 2011. Europe operating margin, excluding the restructuring charge, was 1.8% in 2011 compared to negative 0.1% in 2010. The strong year-on-year operating margin improvement was driven by the 30 basis point improvement in gross margin combined with a 160 basis point improvement in operating expenses as a percent of sales, excluding the restructuring charge.

Emerging Markets Results

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	Percent Change

Net sales	$694.4	$564.9	22.9%
Gross profit	$142.6	$120.1	18.7%
Operating expenses	$103.2	$87.1	18.5%
Operating income	$39.4	$33.0	19.3%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2011 increased 22.9% to $694.4 million from $564.9 million in 2010. Excluding the favorable impact from changes in foreign exchange rates of $15.9 million, Emerging Markets net sales increased 20.1%. All end markets contributed to the increase in sales in 2011 as compared to 2010. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During 2011, Emerging Markets gross margin decreased to 20.5% from 21.3% in 2010. This decline was primarily driven by a change in the mix of sales among various countries and end markets combined with less favorable product mix. As the Company continues to grow its sales from the initiative to expand the Company’s Electrical Wire and Cable end market, a large portion of the sales increase is related to lower margin project business.

Operating Expenses: Operating expenses increased $16.1 million in 2011, or 18.5%, compared to 2010. Foreign exchange rate changes increased operating expenses by $2.6 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 15.4% as compared to 2010. This increase in operating expenses is in part due to investments to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations.

Operating Income: Emerging Markets operating income increased $6.4 million, or 19.3%, in 2011 compared to 2010. The impact of foreign exchange rates increased operating income by $0.5 million. Operating margin in 2011 was 5.7% compared to 5.8% in 2010 mainly due to the lower gross margin.

2010 versus 2009

Consolidated Results

	Years Ended
(In millions)	December 31, 2010	January 2, 2010	Percent Change

Net sales	$5,274.5	$4,779.6	10.4%
Gross profit	$1,207.6	$1,077.1	12.1%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$940.4	$892.3	5.4%
Operating income	$267.2	$84.8	nm

nm – not meaningful

Net Sales: The Company’s net sales during 2010 increased $494.9 million, or 10.4%, compared to 2009. Favorable effects of foreign exchange rates and copper prices increased sales by $51.4 million and $70.0 million, respectively, in 2010 as compared to 2009. Excluding the favorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $373.5 million in 2010, or approximately 7.8%, compared to 2009.

Excluding the decline in sales due to the Company’s decision to exit a customer contract, which contributed $112.7 million of sales in 2009, organic sales increased by 10.4%. All geographic segments and worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth during 2010.

Gross Margin: Gross margin increased in 2010 to 22.9% compared to 22.5% in 2009 mainly due to a change in the mix of sales by geographic segments and end markets. In 2009, the Company recorded a $4.2 million reduction to gross profit due to an exchange rate-driven inventory lower of cost or market adjustment in Venezuela which reduced gross margin by 10 basis points. The effects of higher copper prices did not impact gross margin; however, the effects of copper did increase gross profit dollars by $15.8 million in 2010 as compared to 2009.

Operating Expenses: In 2009, the Company recorded a $100.0 million non-cash goodwill impairment charge in the second quarter related to its European operations. The impairment charge was due to continued operating losses during that quarter and a reduction in the projected future cash flows from this operating segment based on the Company’s forecast of a weaker European economy. Excluding the goodwill impairment of $100.0 million from the 2009 results, the Company reported a year-on-year increase in operating expenses of 5.4% from $892.3 million in 2009 to $940.4 million in 2010. The 2009 results also included a severance charge of $5.7 million. Excluding the severance charge in 2009 and $8.4 million of unfavorable foreign currency effects in 2010, operating expenses increased by $45.4 million, or 5.1%, as compared to a 10.4% increase in organic sales. Operating expenses in 2010 reflect higher variable compensation related costs and other variable costs associated with the increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented throughout 2009.

Operating Income: Operating income of $267.2 million increased by $182.4 million in 2010 compared to $84.8 million in 2009. Excluding the goodwill impairment, exchange rate driven inventory lower of cost or market adjustment in Venezuela and severance charges, operating income for 2010 and 2009 was $267.2 million and $194.7 million, respectively. The $72.5 million increase represented a 37.2% improvement year-on-year in operating income and resulted in a 5.1% and 4.1% operating margin in 2010 and 2009, respectively. Favorable foreign exchange rate changes and higher copper prices increased operating income by $2.8 million and $15.8 million, respectively.

Interest Expense: Consolidated interest expense was $53.6 million in 2010 compared to $66.1 million in 2009. The decrease in interest expense in 2010 was driven by both lower average borrowings outstanding and a lower average cost of debt than 2009. While interest rates on approximately 67.2% of the Company’s borrowings were fixed (either by their terms or through hedging contracts) at the end of 2010, the Company’s weighted-average cost of borrowings decreased to 6.3% at the end of 2010 from 6.7% at the end of 2009 due to repurchases of higher cost debt. The Company’s debt-to-total capitalization at December 31, 2010 and January 1, 2010 was 46.9% and 44.8%, respectively.

Early Retirement of Debt: During 2010 and 2009, the Company retired debt and recognized a pre-tax loss of $31.9 million and $1.1 million, respectively.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Operations for 2010 and 2009:

	Years Ended
(In millions)	December 31, 2010	January 1, 2010

Foreign exchange	$(2.5)	$(23.2)
Cash surrender value of life insurance policies	3.0	3.4
Settlement of interest rate swaps	—	(2.1)
Other	(2.0)	2.7

	$(1.5)	$(19.2)

In 2010, the Company recognized a foreign exchange gain of $2.1 million associated with the remeasurement of Venezuela’s bolivar denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate. The Company also recorded a foreign exchange loss of $13.8 million in 2009 due to the repatriation of cash from Venezuela and the remeasurement of monetary items on the Venezuelan balance sheet at the parallel exchange rate. Due to the strengthening of the U.S. dollar primarily against currencies in the Emerging Markets, where there are few cost-effective means of hedging, the Company recorded other foreign exchange losses of $4.6 million and $9.4 million in 2010 and 2009, respectively. The value of Company-owned life insurance policies increased resulting in a gain of $3.0 million and $3.4 million in 2010 and 2009, respectively. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

Income Taxes: The consolidated tax provision of $70.7 million in 2010 increased from $39.8 million in 2009 primarily due to an increase in income before taxes. The Company’s effective tax rate was 39.2% in 2010 compared to a 2009 effective tax rate of 40.5% after excluding the non-deductible impairment charge to goodwill. The 2010 tax provision includes a reversal of $1.3 million for previous years foreign taxes. The 2009 tax provision reflects the impact of $4.8 million of tax benefits as a result of the reversal of a valuation allowance. Excluding the loss on the repurchase of debt, the foreign exchange gain in Venezuela and the reversal of prior years foreign taxes, the Company’s 2010 effective tax rate was 39.5% compared to 45.1% in 2009 after excluding the tax effects of the impairment charge, severance costs, losses due to cancellation of interest rate swaps, early retirement of debt, foreign exchange related losses in Venezuela and the tax benefits.

Net Income from Continuing Operations: The Company reported net income from continuing operations of $109.5 million, or $3.08 per diluted share, compared to a loss of $41.4 million, or a loss of $1.17 per diluted share, reported in 2009. These comparisons have been impacted by the following:

•

In 2010, the pre-tax loss on the early retirement of debt of $31.9 million ($19.8 million net of tax, or $0.55 per diluted share), the foreign exchange gain in Venezuela of $2.1 million ($0.8 million net of tax, or $0.02 per diluted share) and the reversal of prior years foreign taxes of $1.3 million ($0.03 per diluted share). These items decreased 2010 net income from continuing operations by a combined $17.7 million ($0.50 per diluted share).

•

In 2009, the impairment charge of $100.0 million ($2.85 per diluted share), severance charge of $5.7 million ($3.9 million net of tax, or $0.11 per diluted share), losses due to the cancellation of interest rate swaps of $2.1 million ($1.5 million net of tax, or $0.04 per diluted share), early retirement of debt of $1.1 million ($0.7 million net of tax, or $0.02 per diluted share) and foreign exchange related losses in Venezuela of $18.0 million ($9.0 million net of tax, or $0.24 per diluted share), which were partially offset by the tax benefits of $4.8 million ($0.13 per diluted share). These items decreased 2009 net income from continuing operations by a combined $110.2 million ($3.06 per diluted share).

After adjusting for these items, net income from continuing operations in 2010 would have been $127.2 million, or $3.58 per diluted share. This compares favorably to an adjusted net income in 2009 of $68.8 million, or $1.89 per diluted share.

North America Results of Operations

	Years Ended
(In millions)	December 31, 2010	January 1, 2010	Percent Change

Net sales	$3,701.2	$3,397.8	8.9%
Gross profit	$852.2	$756.3	12.7%
Operating expenses	$617.1	$581.2	6.2%
Operating income	$235.1	$175.1	34.3%

Net Sales: North America net sales in 2010 increased 8.9% to $3,701.2 million from $3,397.8 million in 2009. Excluding favorable effects of foreign exchange rate changes of $53.9 million and favorable effects of copper prices of $60.6 million, North America net sales were $3,586.7 million in 2010, which represents an increase of $188.9 million, or approximately 5.6%, compared to 2009. Excluding $107.9 million of sales in 2009 related to a contract terminated by the Company in late 2009, sales increased organically by 9.0% in 2010.

Gross Margin: Gross margin increased to 23.0% in 2010 from 22.3% in 2009 mainly due to favorable end market sales mix and the Company’s decision to exit a low margin customer contract. The effects of higher copper prices did not impact gross margin percentages; however, the effects of copper prices increased gross profit dollars by $12.9 million in 2010 compared to 2009.

Operating Expenses: Operating expenses increased $35.9 million, or 6.2%, in 2010 compared to 2009. Foreign exchange rate changes increased operating expenses by $10.4 million in 2010 while severance charges increased operating expenses by $4.4 million in 2009. Excluding foreign exchange and the 2009 severance charge, operating expenses increased 5.2% in 2010 compared to 2009 due to higher variable compensation related costs and variable costs associated with the 9.0% increase in organic sales. However, these increases have been partially offset by the cost reduction initiatives the Company implemented last year.

Operating Income: Excluding the severance charge in 2009 of $4.4 million, operating income increased by $64.4 million, or 37.8%, in 2010 as compared to 2009. Excluding the charges above, operating margin was 6.0% in 2010 compared to 4.8% in 2009. Favorable foreign exchange rate changes and higher copper prices increased operating income by $1.5 million and $12.9 million, respectively.

Europe Results of Operations

	Years Ended
(In millions)	December 31, 2010	January 1, 2010	Percent Change

Net sales	$1,008.4	$887.9	13.6%
Gross profit	$235.3	$212.5	10.7%
Goodwill impairment	$—	$100.0	nm
Operating expenses	$236.2	$232.5	1.6%
Operating loss	$(0.9)	$(120.0)	99.2%

nm – not meaningful

Net Sales: When compared to 2009, Europe net sales increased 13.6% to $1,008.4 million in 2010, which includes a decrease of $22.4 million due to unfavorable foreign exchange rate changes and an increase of $9.4 million due to higher copper prices. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $1,021.4 million in 2010 which represents an increase of $133.5 million, or approximately 15.0%, over 2009. Excluding $4.8 million of sales in 2009 related to a contract terminated by the Company in late 2009, sales increased organically by 15.7% in 2010. As a result of the increased manufacturing production in many industries, the Company has been able to continue to grow its sales in the OEM Supply market significantly over 2009, although overall sales in this end-market were well below the run rates of early 2008.

Gross Margin: Gross margin in 2010 was 23.3% compared to 23.9% in 2009. The decline in gross margin is primarily due to an unfavorable customer sales mix, the effects of weaker local currencies on the value of dollar based cost of goods and product cost increases in the OEM Supply end market greater than what the Company was able to recover from customers in the short term. Higher copper prices increased gross profit dollars by $2.9 million in 2010 as compared to 2009.

Operating Expenses: Excluding the goodwill impairment from the 2009 results, operating expenses increased $3.7 million, or 1.6%, in 2010. Foreign exchange rate changes decreased operating expenses by $5.1 million in 2010 while a severance charge increased operating expenses by $1.1 million in 2009. Excluding the foreign exchange impact and the severance charge, operating expenses increased $9.9 million, or 4.3%, primarily due to an increase in variable costs associated with the organic sales growth of 15.7%.

Operating Loss: Operating losses of $0.9 million in 2010 compares to operating losses of $18.9 million in 2009, excluding the goodwill impairment and severance charge. Excluding the goodwill impairment and severance charge from the 2009 results, Europe operating margin improved from a negative 2.1% in 2009 to a negative 0.1% in 2010. This year-on-year improvement reflected better cost structure leverage from the 15.7% organic sales growth. Copper prices decreased Europe’s operating loss by $2.9 million in 2010. Foreign exchange rate changes had a minimal impact on operating income in 2010.

Emerging Markets Results of Operations

	Years Ended
(In millions)	December 31, 2010	January 1, 2010	Percent Change

Net sales	$564.9	$493.9	14.4%
Gross profit	$120.1	$108.3	10.9%
Operating expenses	$87.1	$78.6	10.9%
Operating income	$33.0	$29.7	10.8%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in 2010 increased 14.4% to $564.9 million from $493.9 million in 2009. Excluding the favorable impact from changes in foreign exchange rates of $19.9 million, Emerging Markets net sales increased 10.4%. The increase in sales is primarily the result of an increase in OEM supply sales over 2009 as well as higher enterprise cabling sales, both as a result of more project activity in 2010 compared to 2009. In 2010, the Company continued to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During 2010, Emerging Markets gross margin decreased to 21.3% from 21.9% in 2009, primarily due to unfavorable product sales mix and significantly lower sales in Venezuela. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in 2010 sales to Venezuela were at a much lower gross margin and primarily dollar denominated.

Operating Expenses: Operating expenses increased $8.5 million in 2010, or 10.9%, compared to 2009. Foreign exchange rate changes increased operating expenses by $3.1 million as compared to 2009. Excluding the effects of foreign exchange rate changes, operating expenses increased $5.4 million, or 6.9%, compared to 2009 due to higher variable compensation related costs and variable costs associated with the 10.4% increase in organic sales.

Operating Income: Emerging Markets operating income increased $3.3 million, or 10.8%, in 2010 compared to 2009. The impact of foreign exchange rates increased operating income by $1.1 million. Operating margin in 2010 was 5.8% compared to 6.0% in 2009. In 2009, sales in Venezuela were at a high gross margin to compensate for the foreign exchange risk while in 2010 sales to Venezuela were at a much lower gross margin and primarily dollar denominated.

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

Allowance for Doubtful Accounts: At December 30, 2011 and December 31, 2010, the Company reported net accounts receivable of $1,151.0 million and $1,069.9 million, respectively. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts which was $19.5 million and $23.7 million at the end of 2011 and 2010, respectively. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

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

Inventory Obsolescence: At December 30, 2011 and December 31, 2010, the Company reported inventory of $1,070.7 million and $870.3 million, respectively (net of inventory reserves of $61.2 million and $66.8 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not or the amount by which a reserve should be established. These factors include the following:

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

A significant element in determining the Company’s net periodic benefit cost in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) is the expected return on plan assets. For 2011, the Company had assumed that the weighted-average expected long-term rate of return on plan assets would be 6.91%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2011. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 4.6% in 2011 as compared to a gain of 11.8% in 2010. As a result, the fair value of plan assets is $335.1 million at the end of fiscal 2011, compared to $313.8 million at the end of fiscal 2010. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Other Comprehensive Income (Loss),” a component of “Stockholders’ Equity” in the Consolidated Balance Sheet.

The measurement date for all plans of the Company is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2011 and 2010, the Company reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 30, 2011 and December 31, 2010, the Company determined the consolidated weighted-average rate of all plans to be 4.56% and 5.49%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. As a result of the change in the discount rate as well as changes in foreign exchange rates, the projected benefit obligation increased to $480.5 million at the end of fiscal 2011 from $400.0 million at the end of fiscal 2010. As a result of the change in asset values and the projected benefit obligation, the Company’s consolidated net pension liability was $145.4 million at the end of fiscal 2011 compared to $86.2 million at the end of 2010.

Based on the consolidated weighted-average discount rate at the beginning of 2011 and 2010 (5.49% and 5.88%, respectively), the Company recognized a consolidated pre-tax net periodic cost of $16.4 million in 2011, down from $16.7 million in 2010. The Company estimates its 2012 net periodic cost to increase by over 37% primarily due to higher interest costs as a result of lower discount rates.

Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2012 pension expense of approximately $3.9 million and an increase in the projected benefit obligations at December 30, 2011 of $44.1 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2012 expense of approximately $1.1 million.

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

The Company performed its 2011 annual impairment analysis during the third quarter of 2011 and concluded that no impairment existed. The Company expects the carrying amount of remaining goodwill to be fully recoverable.

Due to business and economic conditions that existed in 2009, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under Generally Accepted Accounting Principles (“U.S. GAAP”) during the second fiscal quarter of that year.

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

Deferred Tax Assets: At December 30, 2011 and December 31, 2010, the Company’s allowance for deferred tax assets were $20.3 million and $18.8 million, respectively. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

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

As of December 30, 2011, the aggregate amount of global uncertain tax position liabilities and related interest and penalties recorded was approximately $24.2 million. The uncertain tax positions cover a range of issues, in particular, certain financing related activities related to the Company, intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.

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

Foreign Exchange Risk

The Company’s foreign currency-denominated sales were 35% in 2011, 35% in 2010 and 34% in 2009. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso) and Venezuela (Bolivar).

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

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 30, 2011 and December 31, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $161.3 million and $223.0 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in the Company recording a $15.8 million and $23.2 million loss in fiscal 2011 and 2010, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, the Company would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.

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

In May of 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, the Company is limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was adjusted to 5.3 bolivars to one USD at July 2, 2010. As a result, during the second quarter of 2010, the Company recorded a pre-tax foreign exchange gain of $2.1 million due to the remeasurement of Venezuela’s bolivar-denominated monetary assets at the rate determined by the government’s newly regulated foreign currency exchange system. The bolivar to USD exchange rate was 5.53 bolivars to one USD at the end of 2011 and 2010.

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

Interest Rate Risk

The Company uses interest rate swaps to reduce its exposure to adverse fluctuations in interest rates. The objective of the currently outstanding interest rate swap (cash flow hedge) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and is designated as a hedging instrument. The Company does not enter into interest rate swaps for speculative purposes. Changes in the value of the interest rate swap is expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparty to its interest rate swap contract has an investment-grade credit rating. The Company expects the creditworthiness of its counterparty to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparty to ensure no issues exist which could affect the value of the derivatives. When entered into, the financial instrument was designated a hedge of underlying exposures (interest payments associated with the U.K.

borrowings) attributable to changes in the respective benchmark interest rate. Currently, the fair value of the interest rate swap is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At December 30, 2011 and December 31, 2010, interest rate swaps were revalued at current interest rates, with the changes in valuation reflected directly in Other Comprehensive Income/Loss in the Company’s Consolidated Balance Sheets. The fair market value of the Company’s outstanding interest rate agreements, which is the estimated exit price that the Company would pay to cancel the interest rate agreements, was not significant at December 30, 2011 or December 31, 2010. The Company prepared a sensitivity analysis assuming a 10% adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would have increased interest expense by $0.8 million and $0.6 million in fiscal 2011 and 2010, respectively.

Fair Market Value of Debt Instruments

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.

The carrying value of the Company’s nonconvertible fixed-rate debt (specifically, Notes due 2015 and Notes due 2014) was $231.1 million and $230.6 million at December 30, 2011 and December 31, 2010, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $240.4 million and $239.3 million at December 30, 2011 and December 31, 2010, respectively. The Company’s Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the Notes due 2014 or the Notes due 2015, but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the Notes due 2014 and the Notes due 2015 would decrease by 1.4% and 2.0% at December 30, 2011 and at December 31, 2010, respectively. If interest rates were to decrease by 10%, the fair market value of the fixed-rate debt would increase by 1.4% and 2.0% at December 30, 2011 and December 31, 2010, respectively.

The carrying value of the Company’s outstanding convertible fixed-rate debt (specifically, Notes due 2013 and Notes due 2033) was $280.3 million at December 30, 2011 and $312.7 million at December 31, 2010. During 2011, the Company retired its Notes due 2033 as a result of repurchases and bondholder conversions. As the Company’s outstanding convertible fixed-rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $342.8 million at December 30, 2011 from $433.5 million at December 31, 2010. The decline in the estimated fair value of the Company’s convertible debt is primarily due to the retirement of the Notes due 2033 during fiscal 2011. A hypothetical 10% increase in the price of the Company’s common stock from the price at December 30, 2011 and December 31, 2010 would have increased the fair value of its then outstanding convertible debt by $34.3 million and $43.4 million, respectively.

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

See Note 1. “Summary of Significant Accounting Policies” (“Interest rate agreements” and “Foreign currency translation”) and Note 5. “Debt” in the Notes to the Consolidated Financial Statements for further detail on interest rate agreements and outstanding debt obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anixter International Inc.:

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 30, 2011 and December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2012

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Net sales	$6,146.9	$5,274.5	$4,779.6
Cost of goods sold	4,739.5	4,066.9	3,702.5

Gross profit	1,407.4	1,207.6	1,077.1

Operating expenses	1,044.6	940.4	892.3
Goodwill impairment	—	—	100.0

Operating income	362.8	267.2	84.8
Other expense:
Interest expense	(50.1)	(53.6)	(66.1)
Net loss on retirement of debt	—	(31.9)	(1.1)
Other, net	(9.2)	(1.5)	(19.2)

Income (loss) from continuing operations before income taxes	303.5	180.2	(1.6)
Income tax expense	102.8	70.7	39.8

Net income (loss) from continuing operations	200.7	109.5	(41.4)
(Loss) income from discontinued operations, net of tax	(12.5)	(1.0)	12.1

Net income (loss)	$188.2	$108.5	$(29.3)

Income (loss) per share:
Basic:
Continuing operations	$5.87	$3.21	$(1.17)
Discontinued operations	$(0.37)	$(0.03)	$0.34

Net income (loss)	$5.50	$3.18	$(0.83)

Diluted:
Continuing operations	$5.71	$3.08	$(1.17)
Discontinued operations	$(0.35)	$(0.03)	$0.34

Net income (loss)	$5.36	$3.05	$(0.83)

Basic weighted-average common shares outstanding	34.2	34.1	35.1
Effect of dilutive securities:
Stock options and units	0.4	0.5	—
Convertible notes due 2033	0.2	0.9	—
Convertible notes due 2013	0.3	—	—

Diluted weighted-average common shares outstanding	35.1	35.5	35.1

Dividend declared per common share	$—	$3.25	$—

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

ASSETS	December 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$106.1	$78.4
Accounts receivable (Includes $524.6 and $407.8 at December 30, 2011 and December 31, 2010, respectively, associated with securitization facility)	1,151.0	1,069.9
Inventories	1,070.7	870.3
Deferred income taxes	37.7	50.3
Other current assets	37.4	50.2
Assets of discontinued operations	—	186.8

Total current assets	2,402.9	2,305.9
Property and equipment, at cost	291.0	278.8
Accumulated depreciation	(202.7)	(195.6)

Net property and equipment	88.3	83.2
Goodwill	351.7	355.3
Other assets	191.1	188.9

Total Assets	$3,034.0	$2,933.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$706.5	$639.3
Accrued expenses	317.4	215.5
Short-term debt (Includes $200.0 at December 31, 2010 associated with securitization facility)	3.0	203.4
Liabilities of discontinued operations	—	14.6

Total current liabilities	1,026.9	1,072.8
Long-term debt (Includes $175.0 at December 30, 2011 associated with securitization facility)	806.8	688.7
Other liabilities	199.1	161.0

Total liabilities	2,032.8	1,922.5
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 33,228,049 and 34,323,061 shares issued and outstanding in 2011 and 2010, respectively	33.2	34.3
Capital surplus	196.5	230.1
Retained earnings	857.0	774.2
Accumulated other comprehensive loss:
Foreign currency translation	(0.5)	16.8
Unrecognized pension liability	(85.3)	(43.9)
Unrealized loss on derivatives, net	0.3	(0.7)

Total accumulated other comprehensive loss	(85.5)	(27.8)

Total stockholders’ equity	1,001.2	1,010.8

Total liabilities and stockholders’ equity	$3,034.0	$2,933.3

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Operating activities:
Net income (loss)	$188.2	$108.5	$(29.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on retirement of debt	—	31.9	1.1
Loss on sale of business	22.6	—	—
Goodwill impairment	—	—	100.0
Depreciation	22.1	22.5	24.1
Accretion of debt discount	17.1	18.8	21.1
Stock-based compensation	11.1	16.7	15.2
Amortization of intangible assets	11.4	11.3	13.0
Deferred income taxes	7.2	21.6	(1.6)
Amortization of deferred financing costs	2.5	2.7	2.9
Excess income tax benefit from employee stock plans	(6.9)	(5.4)	(0.7)
Changes in current assets and liabilities:
Accounts receivable	(98.3)	(136.0)	149.4
Inventories	(200.4)	(63.6)	264.8
Accounts payable and other current assets and liabilities, net	171.6	166.1	(107.3)
Other, net	(3.8)	0.1	(11.8)

Net cash provided by operating activities	144.4	195.2	440.9
Investing activities:
Net proceeds from sale of business	143.6	—	—
Capital expenditures, net	(26.4)	(19.6)	(21.9)
Acquisition of businesses, net of cash acquired	1.6	(36.4)	(1.8)

Net cash provided by (used in) investing activities	118.8	(56.0)	(23.7)
Financing activities:
Proceeds from borrowings	1,023.7	1,029.2	316.5
Repayment of borrowings	(1,073.1)	(778.0)	(716.7)
Purchases of common stock for treasury	(107.5)	(41.2)	(34.9)
Retirement of Convertible Notes due 2033 – debt component	(48.9)	(65.6)	(56.5)
Retirement of Convertible Notes due 2033 – equity component	(44.9)	(54.0)	(34.3)
Proceeds from stock options exercised	13.4	8.7	2.5
Excess income tax benefit from employee stock plans	6.9	5.4	0.7
Deferred financing costs	(4.2)	(0.3)	(6.7
Payment of cash dividend	(0.9)	(111.0)	(0.3
Retirement of Notes due 2014	—	(165.5)	(26.5)
Proceeds from issuance of Notes due 2014	—	—	185.2

Net cash used in financing activities	(235.5)	(172.3)	(371.0)

Increase (decrease) in cash and cash equivalents	27.7	(33.1)	46.2
Cash and cash equivalents at beginning of period	78.4	111.5	65.3

Cash and cash equivalents at end of period	$106.1	$78.4	$111.5

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Comprehensive Income (Loss)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at January 2, 2009		35.3	$35.3	$243.7	$882.8	$(89.0)	$1,072.8
Net loss	$(29.3)	—	—	—	(29.3)	—	(29.3)
Other comprehensive income:
Foreign currency translation	52.7	—	—	—	—	52.7	52.7
Changes in unrealized pension cost, net of tax of $0.9	(19.9)	—	—	—	—	(19.9)	(19.9)
Changes in fair market value of derivatives, net of tax of $0.4	0.9	—	—	—	—	0.9	0.9

Comprehensive income	$4.4

Purchase and retirement of treasury stock (see Note 9.)		(1.0)	(1.0)	—	(33.9)	—	(34.9)
Equity component of repurchased convertible debt (see Note 5.)		—	—	(34.3)	—	—	(34.3)
Stock-based compensation		—	—	15.2	—	—	15.2
Issuance of common stock and related tax benefits		0.4	0.4	0.5	—	—	0.9

Balance at January 1, 2010		34.7	$34.7	$225.1	$819.6	$(55.3)	$1,024.1

Net income	$108.5	—	—	—	108.5	—	108.5
Other comprehensive income:
Foreign currency translation	13.4	—	—	—	—	13.4	13.4
Changes in unrealized pension cost, net of tax of $3.1	12.9	—	—	—	—	12.9	12.9
Changes in fair market value of derivatives, net of tax of $0.9	1.2	—	—	—	—	1.2	1.2

Comprehensive income	$136.0

Dividend declared on common stock ($3.25 per share)		—	—	—	(113.7)	—	(113.7)
Purchase and retirement of treasury stock (see Note 9.)		(1.0)	(1.0)		(40.2)	—	(41.2)
Equity component of repurchased convertible debt, net of tax of $33.6 (see Note 5.)		—	—	(20.4)	—	—	(20.4)
Stock-based compensation		—	—	16.7	—	—	16.7
Issuance of common stock and related tax benefits		0.6	0.6	8.7	—	—	9.3

Balance at December 31, 2010		34.3	$34.3	$230.1	$774.2	$(27.8)	$1,010.8

Net income	$188.2	—	—	—	188.2	—	188.2
Other comprehensive income:
Foreign currency translation	(18.3)	—	—	—	—	(18.3)	(18.3)
Foreign currency translation related to sale of business recognized in net income	—	—	—	—	—	1.0	1.0
Changes in unrealized pension cost, net of tax of $21.4	(41.4)	—	—	—	—	(41.4)	(41.4)
Changes in fair market value of derivatives, net of tax of $0.4	1.0	—	—	—	—	1.0	1.0

Comprehensive income	$129.5

Dividend forfeited on common stock		—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 9.)		(2.0)	(2.0)		(105.5)	—	(107.5)
Equity component of repurchased convertible debt, net of tax of $6.2 (see Note 5.)		—	—	(38.7)	—	—	(38.7)
Reversal of tax benefit on equity component of convertible debt repurchases (see Note 7.)		—	—	(18.7)	—	—	(18.7)
Stock-based compensation		—	—	11.1	—	—	11.1
Issuance of common stock and related tax benefits		0.9	0.9	12.7	—	—	13.6

Balance at December 30, 2011		33.2	$33.2	$196.5	$857.0	$(85.5)	$1,001.2

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

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and included 52 weeks in 2011, 2010 and 2009. Certain amounts have been reclassified to conform to the current year presentation. Also, as a result of the divestiture of a business, described in Note 4. “Discontinued Operations,” the Company began recording the results of the divested business as discontinued operations in 2011 and all prior periods have been revised to reflect this classification.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts which was $19.5 million and $23.7 million at the end of 2011 and 2010, respectively. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. During 2011, the Company reached favorable settlements of several customer bankruptcy and disputes which were fully reserved at the beginning of 2011. The provision for doubtful accounts was $8.0 million, $12.8 million and $11.7 million in 2011, 2010 and 2009, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.

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

At December 30, 2011 and December 31, 2010, the Company reported inventory of $1,070.7 million and $870.3 million, respectively (net of inventory reserves of $61.2 million and $66.8 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors;
•	Price protection from vendors;

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Expected future usage;
•	Whether or not a customer is obligated by contract to purchase the inventory;
•	Current market pricing;
•	Historical consumption experience; and
•	Risk of obsolescence.

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

Property and equipment: At December 30, 2011, net property and equipment consisted of $62.9 million of equipment and computer software and approximately $25.4 million of buildings and leasehold improvements. At December 31, 2010, net property and equipment consisted of $57.5 million of equipment and computer software and approximately $25.7 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $22.1 million, $22.5 million and $24.1 million in 2011, 2010 and 2009, respectively.

Costs for software developed for internal use are capitalized when the preliminary project stage is complete and the Company has committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 30, 2011 and December 31, 2010, capitalized costs, net of accumulated amortization, for software developed for internal use was approximately $27.9 million and $22.4 million, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2011, 2010 or 2009 were insignificant.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company performed its 2011 annual impairment analysis during the third quarter of 2011 and concluded that no impairment existed. The Company expects the carrying amount of remaining goodwill to be fully recoverable.

Due to business and economic conditions that existed in 2009, the Company concluded that there were impairment indicators for the North America, Europe and Asia Pacific reporting units that required an interim impairment analysis be performed under Generally Accepted Accounting Principles (“U.S. GAAP”) during the second fiscal quarter of that year.

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

Convertible Debt: The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The liability and equity components are accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The bifurcation of the component of debt, classification of that component in equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the Company’s Consolidated Statements of Operations. These provisions impact the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) and the Company’s 3.25% zero coupon convertible notes due 2033 (“Notes due 2033”) which are described further in Note 5. “Debt”. The Notes due 2033 were retired in the third quarter of 2011.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information about the Company’s convertible debt instruments that are subject to these accounting requirements:

	December 30, 2011	December 31, 2010
	Notes due 2013	Notes due 2013		Notes due 2033
($ and shares in millions, except conversion prices)
Carrying amount of the equity component	$53.3	$53.3		$(45.7)
Principal amount of the liability component	$300.0	$300.0		$100.2
Unamortized discount of liability component (a)	$(19.7)	$(35.8)		$(51.7)
Net carrying amount of liability component	$280.3	$264.2		$48.5
Remaining amortization period of discount (a)	14 months	(c	)	(c	)
Conversion price	$59.78	(c	)	(c	)
Number of shares to be issued upon conversion	5.0	(c	)	(c	)
If-converted value exceeds principal amount (b)	$—	(c	)	(c	)

(a)

The Notes due 2013 and Notes due 2033 were issued in February of 2007 and July of 2003, respectively. The Notes due 2033 were retired in the third quarter of 2011. For convertible debt accounting purposes, the expected life of the Notes due 2013 and the Notes due 2033 were determined to be six years and four years from the issuance date, respectively. As such, the Company is amortizing the unamortized discount through interest expense through February of 2013 for the Notes due 2013.
(b)

If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $77.71. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2011 and 2010.

(c)	Data not required for comparative purposes.

The fair value of the liability component related to the Notes due 2013 was initially calculated based on a discount rate of 7.1%, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for a similar instrument was six years which was used to develop this nonconvertible debt borrowing rate. Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Non-cash interest cost recognized for the Notes due 2013 was $16.1 million, $15.1 million and $14.1 million for fiscal years 2011, 2010 and 2009, respectively. Cash interest cost recognized for the Notes due 2013 was $3.0 million in 2011, 2010 and 2009.

The fair value of the liability component related to the Notes due 2033 was initially calculated based on a discount rate of 6.1%, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for a similar instrument was four years which was used to develop this nonconvertible debt borrowing rate. Therefore, the amount of interest expense associated with the initial discount was fully recognized as of the end of 2007 (i.e., four years from issuance of these notes). Interest cost recognized for the Notes due 2033 was $0.5 million, $2.9 million and $5.2 million for fiscal years 2011, 2010 and 2009, respectively, based on the zero-coupon rate of 3.25% associated with the Notes due 2033.

Intangible assets: Intangible assets, included in other assets on the consolidated balance sheets, primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. At December 30, 2011 and December 31, 2010, the Company’s gross carrying amount of intangible assets subject to amortization was $130.4 million and $130.6 million, respectively. Accumulated amortization was $60.5 million and $50.4 million at December 30, 2011 and December 31, 2010, respectively. Intangible amortization expense related to all of the Company’s net intangible assets of $69.9 million at December 30, 2011 is expected to be approximately $10.1 million per year for the next five years.

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

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Operations. The Company recognized $7.1 million, $2.5 million and $23.2 million in net foreign exchange losses in 2011, 2010 and 2009, respectively. See “Other, net” discussion herein for further information regarding these losses.

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

The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At December 30, 2011 and December 31, 2010, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 30, 2011 and December 31, 2010, the notional amount of the foreign currency forward contracts outstanding was approximately $161.3 million and $223.0 million, respectively. The fair value of the Company’s foreign currency forward contracts was not significant at December 30, 2011 or December 31, 2010.

The following activity relates to foreign exchange gains and losses reflected in “Other, net” in the Company’s Consolidated Statements of Operations (in millions):

	Years Ended
Income (Loss)	December 30, 2011	December 31, 2010	January 1, 2010
Remeasurement of multicurrency balances	$(0.6)	$(1.7)	$(11.2)
Revaluation of foreign currency forward contracts	(4.0)	1.2	(8.1)
Hedge costs	(2.5)	(2.0)	(3.9)

Total foreign exchange loss	$(7.1)	$(2.5)	$(23.2)

Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to fluctuations in interest rates. The objective of the currently outstanding interest rate swap (cash flow hedge) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and are designated as hedging instruments. The Company does not enter into interest rate swaps for speculative purposes. Changes in the value of the interest rate swap is expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparty to its interest rate swap contract has an investment-grade credit rating. The Company expects the creditworthiness of its counterparty to remain intact through the term of the transaction. When entered into, the financial instrument is designated as a hedge of underlying exposures (interest payments associated with the U.K. borrowings) attributable to changes in the respective benchmark interest rate.

As of December 30, 2011, the Company had one interest rate swap agreement outstanding with a notional amount of GBP 15 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012. The fair value of the Company’s interest rate swap is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At December 30, 2011, the interest rate swap was revalued at current interest rates, with the change in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Consolidated Balance Sheets. The fair market value of this agreement, which is the estimated exit price that the Company would pay to cancel the agreement, was not significant at December 30, 2011.

Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. The Company also establishes a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $30.7 million and $29.1 million at December 30, 2011 and December 31, 2010, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sales taxes: Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Company’s Consolidated Statements of Operations.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Operations were $12.1 million, $10.0 million and $9.9 million in 2011, 2010 and 2009, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses on the Consolidated Statements of Operations, which were $108.4 million, $94.6 million and $84.8 million for the years ended 2011, 2010 and 2009, respectively.

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

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Operations for the fiscal years 2011, 2010 and 2009:

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	January 1, 2010
Other, net loss:
Foreign exchange	$(7.1)	$(2.5)	$(23.2)
Cash surrender value of life insurance policies	(0.9)	3.0	3.4
Settlement of interest rate swaps	—	—	(2.1)
Other	(1.2)	(2.0)	2.7

	$(9.2)	$(1.5)	$(19.2)

Due to the sharp increase of the U.S. dollar in 2011 against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded a foreign

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange loss of $7.1 million in 2011. In 2010, the Company recognized a foreign exchange gain of $2.1 million associated with the remeasurement of Venezuela’s bolivar-denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate. The Company also recorded a foreign exchange loss of $13.8 million in 2009 due to the repatriation of cash from Venezuela and the remeasurement of monetary items on the Venezuelan balance sheet at the parallel exchange rate. The Company recorded other foreign exchange losses of $4.6 million and $9.4 million in 2010 and 2009, respectively. Further, the combined effect of declines in both the equity and bond markets resulted in a $0.9 million decline in the cash surrender value of Company owned life insurance policies associated with the Company sponsored deferred compensation program in 2011. This compares to a $3.0 million and $3.4 million increase in the cash surrender value of life insurance policies in 2010 and 2009, respectively. In 2009, the Company recorded a loss of $2.1 million associated with the cancellation of interest rate hedging contracts resulting from the repayment of the related borrowings. In 2009, the Company also recorded other income of $3.4 million related to the expiration of liabilities associated with a prior asset sale.

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

Net income (loss) per share: Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

In 2011 and 2010, 0.4 million and 0.5 million additional shares, respectively, related to stock options and stock units were included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. The Company excludes antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. The Company excluded 0.4 million, 0.4 million, and 0.5 million antidilutive stock options and units for 2011, 2010 and 2009, respectively.

Due to the Company’s obligation to settle the outstanding par value of the Notes due 2013 and Notes due 2033 in cash upon conversion, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective instruments. Although the Notes due 2033 were retired during 2011, they were dilutive during the period as well as the corresponding period in 2010. At such time that the average stock price per share for the period exceeds the conversion price of the convertible notes, only the number of shares that would be potentially issuable (under the treasury stock method of accounting for share dilution) would be included in the dilutive share calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

As a result of the conversion value exceeding the average accreted principal value during 2011 and 2010, the Company included 0.2 million and 0.9 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted-average common shares outstanding. The Company’s average stock price for 2009 did not exceed the average accreted principal value and, therefore, the Notes due 2033 were antidilutive for this period.

As a result of the Company’s average stock price exceeding the conversion price during 2011, 0.3 million additional shares related to the Notes due 2013 were included in the diluted weighted-average common shares outstanding. The Company’s average stock price for 2010 and 2009 did not exceed the conversion price and, therefore, the Notes due 2013 were antidilutive for these periods.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB deferred the requirements related to reclassification adjustments out of accumulated other comprehensive income.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Adoption of this guidance at the beginning of fiscal 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued guidance to amend the requirements related to balance sheet offsetting. These amendments would require the Company to disclose information about rights of offset and related arrangements to enable users of its financial statements to understand the effect or potential effect of those arrangements on its financial position. The amended guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 with required disclosures made retrospectively for all comparative periods presented. Adoption of this guidance at the beginning of fiscal 2014 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 30, 2011	December 31, 2010
	(In millions)

Salaries and fringe benefits	$102.5	$92.5
Other accrued expenses	214.9	123.0

Total accrued expenses	$317.4	$215.5

Accrued expenses increased to $317.4 million at the end of fiscal 2011 from $215.5 million at the end of fiscal 2010 primarily due to an increase in income taxes payable and higher variable costs, including employee incentives, due to the growth in sales during fiscal 2011.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RESTRUCTURING CHARGE

In order to improve the profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that will eliminate a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Consolidated Statement of Operations for the fiscal year ended December 30, 2011. The charge includes certain exit costs and employee severance charges which are expected to be fully paid by the end of fiscal 2013. Additional costs of approximately $0.8 million related to moving expenses are expected to be recorded when incurred.

In 2009, the Company undertook expense reduction actions that resulted in $5.7 million of severance costs primarily related to staffing reductions needed to re-align the Company’s business in response to current market conditions. The majority of these costs were incurred in North America while the balance of the expenses was primarily incurred in Europe. The 2009 obligations for these expense reduction actions were fully paid by the end of 2010.

NOTE 4. DISCONTINUED OPERATIONS

Discontinued Operations: In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”) and the transaction closed on August 26, 2011. Although the Company’s historical performance in Aerospace has been strong, customer and supplier consolidation has resulted in a business model distinctly different than the Company’s overall strategy. The transaction will enable the Company to focus its attention and resources on its core operations and strategic initiatives. Beginning in the third quarter of 2011, the Company began to record the results of this business as “Discontinued Operations” and all prior periods have been revised to reflect this classification. North America and Europe segment information which is presented in Note 10. “Business Segments” has also been revised from the prior year presentation to reflect the discontinued operations.

The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts paid by the Company for legal and advisory fees. The Company reported a net loss from discontinued operations in 2011 of $12.5 million, which included a net loss on the sale of $21.0 million primarily due to the write off of goodwill of $19.0 million.

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

The following represents the components of the results from Discontinued Operations as reflected in the Company’s Consolidated Statement of Operations (in millions):

	Years Ended
	December 30, 2011(a)	December 31, 2010	January 1, 2010
Net sales	$123.2	$197.6	$202.8
Operating income (loss)	13.4	(1.0)	18.6
(Loss) income from discontinued operations before tax	(9.3)	(0.9)	18.8
Income tax expense	3.2	0.1	6.7
(Loss) income from discontinued operations, net of tax	(12.5)	(1.0)	12.1

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) Includes the results through the date of the divestiture on August 26, 2011, including the pre-tax loss on sale of business of $22.6 million ($21.0 million, net of tax).

As reflected on the Company’s Consolidated Balance Sheet as of December 31, 2010, the Company has reclassified the assets and liabilities of Aerospace to discontinued operations as follows (in millions):

December 31, 2010
Assets of discontinued operations:
Accounts receivable	$29.4
Inventories	132.4
Goodwill	19.0
Other assets(a)	6.0

Total assets of discontinued operations	$186.8

Liabilities of discontinued operations:
Accounts payable	$9.4
Accrued expenses(a)	3.4
Other liabilities	1.8

Total liabilities of discontinued operations	$14.6

(a) Certain assets and liabilities, primarily related to a legal accrual, were not reclassified to discontinued operations as they were retained by the Company. See Note 6. “Commitments and Contingencies” for further information.

NOTE 5. DEBT

Debt is summarized below:

(In millions)	December 30, 2011	December 31, 2010
Long-term debt:
Convertible senior notes due 2013	$280.3	$264.2
Senior notes due 2015	200.0	200.0
Accounts receivable securitization facility	175.0	—
Revolving lines of credit and other	120.4	145.4
Senior notes due 2014	31.1	30.6
Convertible notes due 2033	—	48.5

Total long-term debt	806.8	688.7
Short-term debt	3.0	203.4

Total debt	$809.8	$892.1

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has guaranteed substantially all of the debt of its subsidiaries.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate annual maturities of debt at December 30, 2011 were as follows: 2012 — $3.0 million; 2013 — $455.8 million; 2014 — $31.1 million; 2015 — $200.0 million and 2016 — $119.9 million. The estimated fair value of the Company’s debt at December 30, 2011 and December 31, 2010 was $881.6 million and $1,021.6 million, respectively, based on public quotations and current market rates. Interest paid in 2011, 2010 and 2009 was $31.6 million, $36.4 million and $37.2 million, respectively. The Company’s average borrowings outstanding were $988.0 million and $845.0 million for the fiscal years ending December 30, 2011 and December 31, 2010, respectively. The Company’s weighted-average cost of borrowings was 5.1%, 6.3% and 6.7% for the years ended December 30, 2011 and December 31, 2010 and January 1, 2010, respectively.

Retirement of Debt

During 2011, the Company retired its Notes due 2033 as a result of repurchases and bondholder conversions. The Company paid approximately $93.8 million in cash and $14.9 million was settled in stock. Available borrowings under the Company’s long-term revolving credit facility were used to retire these notes. In connection with the retirement of debt, the Company reduced the accreted value of debt by $48.9 million and recorded a gross reduction to stockholders’ equity of $44.9 million.

During 2010, the Company’s primary operating subsidiary, Anixter Inc., retired $133.7 million of accreted value of its 10% Senior Notes due 2014 (“Notes due 2014”) for $165.5 million. Available cash and other borrowings were used to retire these notes. The Company also retired $67.0 million of accreted value of its Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with these repurchases, the Company reduced the accreted value of debt by $200.7 million and recorded a gross reduction to stockholders’ equity of $54.0 million.

During 2009, Anixter Inc. retired $23.6 million of accreted value of its Notes due 2014 for $27.7 million ($1.2 million of which was accrued at year-end 2009). Available cash was used to retire these notes. The Company also retired $60.1 million of accreted value of its Notes due 2033 for $90.8 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with these repurchases, the Company reduced the accreted value of debt by $83.7 million and recorded a gross reduction to stockholders’ equity of $34.3 million.

The retirement of debt in 2011 did not have a significant impact on the Company’s Consolidated Statement of Operations. As a result of the retirement of debt in 2010 and 2009, the Company recognized a pre-tax loss of $31.9 million and $1.1 million, respectively.

Revolving Lines of Credit

At the end of fiscal 2011, the Company had approximately $313.0 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the committed credit facilities totaled $120.4 million and $145.4 million at December 30, 2011 and December 31, 2010, respectively.

In the second quarter of 2011, Anixter Inc. refinanced its senior unsecured revolving credit facility. At December 30, 2011, long-term borrowings under this agreement, which is guaranteed by the Company, were $111.0 million as compared to $131.1 million of outstanding long-term borrowings at the end of fiscal 2010. The following are the key terms to the revolving credit agreement:

•	The size of the credit facility is $400 million (or the equivalent in Euros) and matures in April 2016.
•	The pricing grid is a leverage-based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin is Libor plus 200 basis points.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

As of the end of 2011, the consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage 2.50 times. As of December 30, 2011, the consolidated fixed charge coverage ratio was 4.51.

•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of December 30, 2011, the consolidated leverage ratio was 1.35.
•

Anixter Inc. will be permitted to direct funds to the Company for payment of dividends and share repurchases to a maximum of $175 million plus 50 percent of Anixter Inc.’s cumulative net income from the effective date of the new agreement. As of December 30, 2011, Anixter Inc. has the ability to distribute $152.7 million of funds to the Company.

•

Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

The Company is in compliance with all of the covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of December 30, 2011, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

Excluding the primary revolving credit facility at December 30, 2011 and December 31, 2010, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $9.4 million and $14.3 million, respectively, which mature beyond twelve months of the Company’s fiscal year end December 30, 2011.

Senior Notes Due 2014

In March 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million in principal of its Notes due 2014 which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. In addition, before March 15, 2012, Anixter Inc. may redeem up to 35% of the Notes due 2014 at the redemption price of 110% of their principal amount plus accrued interest, using the net cash proceeds from public sales of the Company’s stock. Net proceeds from this offering were approximately $180.4 million after deducting discounts, commissions and expenses of $4.8 million which are being amortized through March 2014. At December 30, 2011 and December 31, 2010, the Notes due 2014 outstanding were $31.1 million and $30.6 million, respectively. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

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

The Notes due 2013 pay interest semiannually at a rate of 1.00% per annum. The Notes due 2013 are convertible, at the holders’ option, at a conversion rate of 16.727 shares per $1,000 principal amount of Notes due 2013 (for an aggregate of 5.0 million shares), equivalent to a conversion price of $59.78 per share. The Company has sufficient authorized shares to settle such conversion.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In periods during which the Notes due 2013 are convertible, any conversion will be settled in cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election in cash, common stock or a combination of cash and common stock. Based on the Company’s stock price at the end of fiscal 2011, the Notes due 2013 are not currently convertible.

In connection with the issuance of the Notes due 2013, the Company purchased a call option that covers 5.0 million shares of its common stock, subject to customary anti-dilution adjustments. The purchased call option currently has an exercise price of $59.78 per share.

Concurrently with purchasing the call option, the Company sold to the counterparty a warrant to purchase shares of its common stock, subject to customary anti-dilution adjustments. The sold warrant currently has an exercise price of $77.98 and may not be exercised prior to the maturity of the notes. The shares related to the warrant are 5.0 million shares.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Convertible Notes Due 2033

The Company retired its Notes due 2033 in 2011. At the end of 2010, the Notes due 2033 had an aggregate principal amount at maturity of $100.2 million and a book value of $48.5 million. Although the Notes due 2033 were convertible at the end of 2010 and the holders could have required the Company to purchase their notes on July 7, 2011, they were classified as long-term as the Company had the intent and ability to refinance the accreted value under existing long-term financing agreements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes Due 2015

Anixter Inc. also has the $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by the Company. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year.

Other Borrowings

As of December 30, 2011 and December 31, 2010, the Company’s short-term debt outstanding was $3.0 million and $203.4 million, respectively. At December 31, 2010, short-term debt consisted primarily of the funding related to the Anixter Receivables Corporation (“ARC”) facility which was amended in the second quarter of 2011 by the Anixter Inc. The following key changes were made to the program:

•	The size of the program increased from $200 million to $275 million.
•	The liquidity termination date of the program will be May 2013 (formerly the termination date was during July 2011).
•	The renewed program carries an all-in drawn funding cost of Commercial Paper (“CP”) plus 90 basis points (previously CP plus 115 basis points).
•	Unused capacity fees decreased from a range of 57.5 to 60 basis points to a range of 45 to 55 basis points depending on utilization.

All other material terms and conditions remain unchanged. As a result of the change in maturity, the $175.0 million outstanding at December 30, 2011 is classified as long-term on the Company’s Consolidated Balance Sheet at December 30, 2011 (formerly short-term debt as of December 31, 2010).

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a majority of the accounts receivable originating in the United States to ARC, which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of December 30, 2011 and December 31, 2010, $524.6 million and $407.8 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $275.0 million. The assets of ARC are not available to Anixter until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

Fair Value of Debt

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements.

The Company’s fixed-rate debt primarily consists of nonconvertible and convertible debt as follows:

•	Nonconvertible fixed-rate debt consisting of the Notes due 2015 and Notes due 2014.
•	Convertible fixed-rate debt.

At December 30, 2011, the Company’s carrying value of its fixed-rate debt was $511.4 million as compared to $543.3 million at December 31, 2010. The estimated fair market value of the Company’s fixed-rate debt at December 30, 2011 and December 31, 2010 was $583.2 million and $672.8 million, respectively. The decline in the carrying value and estimated fair market value is primarily due to the retirement of the Notes due 2033 during 2011. As of December 30, 2011 and December 31, 2010, the Company’s carrying value of its variable-rate debt was $298.4 million and $348.8 million, respectively, which approximates the estimated fair market value.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities and equipment are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

Minimum lease commitments under operating leases at December 30, 2011 are as follows (in millions):

2012	$61.8
2013	49.0
2014	39.6
2015	28.5
2016	20.4
2017 and thereafter	43.7

Total	$243.0

Total rental expense was $82.1 million, $76.4 million and $78.2 million in 2011, 2010 and 2009, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 30, 2011 were $1.7 million.

In April 2008, the Company voluntarily disclosed to the U.S. Departments of Treasury and Commerce that one of its foreign subsidiaries may have violated U.S. export control laws and regulations in connection with re-exports of goods to prohibited parties or destinations including Cuba and Syria, countries identified by the State Department as state sponsors of terrorism. The Company performed a thorough review of its export and re-export transactions and did not identify any other potentially significant violations. The Company determined and took appropriate corrective actions. The Company submitted the results of its review and its corrective action plan to the applicable U.S. government agencies. On November 1, 2011, the Company received a warning letter from the U.S. Commerce Department and on December 20, 2011, the Company received a cautionary letter from the U.S. Treasury Department stating that each department was officially closing the matter without fines, penalties or other consequences to the Company.

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010 and the arbitration panel rendered its decision at the end of 2010. The arbitration panel entered an interim award against the Company in the amount of $20.8 million. In April 2011, the arbitration panel entered a final award that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, the Company recorded a pre-tax charge of $20.0 million which approximates the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of the Company’s sale of its Aerospace business in the third quarter of 2011 the charge related to this matter was reclassified to discontinued operations in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations. In June 2011, the Company filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied the Company’s motion and confirmed the arbitration award in full. During the fourth quarter of 2011, the Company recorded an additional $2.5 million

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, the Company filed a notice of appeal, appealing the judgment confirming the arbitration award to the Arizona Court of Appeals. See Note 13. “Subsequent Event” for further information.

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

In October 2009, the Company disclosed to the U.S. Government that it may have violated laws and regulations restricting entertainment of government employees. The Inspector General of the relevant federal agency is investigating the disclosure and the Company is cooperating in the investigation. Civil and or criminal penalties could be assessed against the Company in connection with any violations that are determined to have occurred. In January 2012, the Company was informed by the Department of Justice, Civil Division, that it is investigating this matter and that a qui tam action has been filed under the False Claims Act, which remains under seal pursuant to statute. The Department of Justice has received an order partially lifting the seal to permit the government to discuss the matter with the Company; however, the government has instructed Anixter that it must maintain the confidentiality of the matter. Based on facts known to management at this time, the Company cannot estimate the amount of loss, if any, and, therefore, has not made any accrual for this matter in these financial statements.

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of December 30, 2011, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 7. INCOME TAXES

Taxable Income: Domestic income from continuing operations before income taxes was $204.5 million, $113.8 million and $79.6 million for 2011, 2010 and 2009, respectively. Foreign income from continuing operations before income taxes (and before goodwill impairment loss) was $99.0 million, $66.4 million and $18.8 million for fiscal years 2011, 2010 and 2009, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense on continuing operations and the reconciliation to the statutory federal rate are identified below.

Income tax expense (benefit) was comprised of (in millions):

	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Current:
Foreign	$28.3	$21.0	$18.2
State	8.1	4.0	(0.4)
Federal	59.2	24.1	23.6

	95.6	49.1	41.4
Deferred:
Foreign	(14.9)	0.4	(5.9)
State	1.7	2.3	0.2
Federal	20.4	18.9	4.1

	7.2	21.6	(1.6)

Income tax expense	$102.8	$70.7	$39.8

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows (in millions):

	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010

Statutory tax expense	$106.2	$63.1	$(0.6)
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	—	—	35.0
State income taxes, net	6.5	4.0	2.1
Foreign tax effects	(1.4)	1.7	8.6
Changes in valuation allowances(a)	(11.3)	—	(4.5)
Other, net	2.8	1.9	(0.8)

Income tax expense	$102.8	$70.7	$39.8

(a) In 2011, the Company recorded a tax benefit of $11.3 million, net, related to changes in tax valuation allowances primarily in certain foreign jurisdictions. Approximately $7.4 million, net, of the tax benefit was a correction of an error from prior periods to reverse valuation allowances for deferred tax assets in certain foreign jurisdictions where sufficient evidence existed to support the realization of these deferred tax assets at a more likely than not level. The Company has determined the error is not material to previously issued financial statements, and the correction of these errors is not material to the results of operations for the fiscal year ended December 30, 2011.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Payments: The Company made net payments for income taxes in 2011, 2010 and 2009 of $41.9 million, $61.9 million and $56.2 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. The Company had no tax credit carryforwards for U.S. federal income tax purposes.

At December 30, 2011, various foreign subsidiaries of the Company had aggregate cumulative net operating losses (“NOL”) carryforwards for foreign income tax purposes of approximately $110.0 million, which are subject to various provisions of each respective country. Approximately $98.0 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2012 and 2021.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $432.5 million at December 30, 2011. The Company considers those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 30, 2011, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $50.0 million and various foreign jurisdiction withholding taxes of approximately $26.7 million would be payable upon the remittance of all earnings at December 30, 2011.

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	December 30, 2011	December 31, 2010
Property, equipment, intangibles and other	$(21.5)	$(21.6)
Accreted interest (Notes due 2033)	—	(6.0)

Gross deferred tax liabilities	(21.5)	(27.6)
Deferred compensation and other postretirement benefits	75.3	57.7
Inventory reserves	12.5	31.5
Foreign NOL carryforwards and other	33.7	21.8
Allowance for doubtful accounts	5.8	8.3
Other	16.6	10.8

Gross deferred tax assets	143.9	130.1

Deferred tax assets, net of deferred tax liabilities	122.4	102.5
Valuation allowance	(20.3)	(18.8)

Net deferred tax assets	$102.1	$83.7

Net current deferred tax assets	$37.7	$50.3
Net non-current deferred tax assets	64.4	33.4

Net deferred tax assets	$102.1	$83.7

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009, 2010 and 2011 is as follows:

(in millions)
Balance at January 2, 2009	$5.8
Additions for tax positions of prior years	4.0
Reductions for tax positions of prior years	(5.2)

Balance at January 1, 2010	$4.6
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(2.5)

Balance at December 31, 2010	$4.0
Additions for tax positions of prior years	20.2
Reductions for tax positions of prior years	(1.3)

Balance at December 30, 2011	$22.9

In 2009 and 2010, the Company recorded adjustments to stockholders’ equity of $18.7 million for tax benefits attributable to deductions claimed in 2009 and 2010 tax returns related to financing activities. In 2011, the Company determined that such deductions do not meet the more likely than not standard for recognition of the related tax benefits and recorded $18.7 million of accrued taxes payable with an offsetting entry to stockholders’ equity. This balance has been included in the table above for uncertain tax positions. The Company has determined that the error is not material to previously issued financial statements and the correction of the error is not material to the results of operations for the fiscal year ended December 30, 2011.

Interest and penalties related to taxes were minimal in 2011 and $1.4 million in 2010. Interest and penalties are reflected in the “Other, net” line in the Consolidated Statement of Operations. The Company has accrued $1.3 million and $1.9 million at December 30, 2011 and December 31, 2010, respectively, for the payment of interest and penalties.

The Company estimates that of the unrecognized tax benefit balance of $24.2 million, all of which would affect the effective tax rate, $3.8 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $24.2 million cover a range of issues, in particular, certain financing-related activities of the Company, intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.

Only the returns for fiscal tax years 2008 and later remain subject to examination by the Internal Revenue Service (“IRS”) in the United States, which is the most significant tax jurisdiction for the Company. An IRS examination of fiscal tax years 2008 and 2009 was completed in January 2012. For most states, fiscal tax years 2008 and later remain subject to examination, although for some states the period subject to examination ranges back to as early as fiscal tax year 2003. In Canada, the fiscal tax years 2007 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2008 and later remain subject to examination.

NOTE 8. PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 30, 2011 and December 31, 2010 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	December 30, 2011	December 31, 2010	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	32.8%	33.2%	20%	30%	40%
Small capitalization U.S. stocks	16.8	17.3	15	20	25
International stocks	16.3	16.6	15	20	25

Total equity securities	65.9	67.1		70
Fixed income investments	29.9	30.3	25	30	35
Other investments	4.2	2.6	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	December 30, 2011	December 31, 2010	Allocation Guidelines
			Target
Equity securities	43.3%	46.2%	49%
Fixed income investments	48.7	44.9	43
Other investments	8.0	8.9	8

	100.0%	100.0%	100.0%

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2011 is 6.91%.

Included in accumulated other comprehensive income as of December 30, 2011 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $0.7 million, $0.1 million and $84.5 million, respectively. Included in accumulated other comprehensive income as of December 31, 2010 are the deferred prior service cost, deferred net transition obligation and deferred net actuarial loss of $3.3 million, $0.1 million and $40.5 million, respectively. During the year ended December 30, 2011, the Company reduced accumulated other comprehensive income by $41.4 million (net of tax of $21.4 million), $43.9 million of which related to deferred actuarial losses (net of tax of $23.0 million) offset by a reduction of deferred prior service costs of $2.5 million (net of tax of $1.6 million). Included in these reductions to accumulated other comprehensive income during 2011 were actuarial losses and prior service costs of $2.2 million and $0.4 million, respectively, as a result of being recognized as components of net periodic pension cost. Over the next fiscal year, the Company expects to amortize actuarial losses and prior service costs of $9.0 million and $0.1 million, respectively, from accumulated other comprehensive income into net periodic pension cost. Amortization of the transition obligation over the next fiscal year will be insignificant.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents a reconciliation of the funded status of the Company’s pension plans from the beginning of fiscal 2010 to the end of fiscal 2011:

	Pension Benefits
	Domestic		Foreign		Total
	2011	2010	2011	2010	2011	2010
	(In millions)
Change in projected benefit obligation:
Beginning balance	$225.4	$197.9	$174.6	$175.9	$400.0	$373.8
Service cost	7.0	6.1	5.3	4.7	12.3	10.8
Interest cost	12.0	11.6	9.7	9.9	21.7	21.5
Plan participants contributions	—	—	0.4	0.3	0.4	0.3
Actuarial loss (gain)	49.7	15.3	11.1	(6.1)	60.8	9.2
Benefits paid	(6.1)	(6.1)	(6.3)	(5.6)	(12.4)	(11.7)
Foreign currency exchange rate changes	—	—	(2.0)	(4.5)	(2.0)	(4.5)
Other	(0.3)	0.6	—	—	(0.3)	0.6

Ending balance	$287.7	$225.4	$192.8	$174.6	$480.5	$400.0

Change in plan assets at fair value:
Beginning balance	$148.0	$127.3	$165.8	$149.5	$313.8	$276.8
Actual (loss) return on plan assets	5.7	19.9	9.1	15.0	14.8	34.9
Company contributions	10.4	6.9	9.8	10.0	20.2	16.9
Plan participants contributions	—	—	0.4	0.3	0.4	0.3
Benefits paid	(6.1)	(6.1)	(6.3)	(5.6)	(12.4)	(11.7)
Foreign currency exchange rate changes	—	—	(1.7)	(3.4)	(1.7)	(3.4)

Ending balance	$158.0	$148.0	$177.1	$165.8	$335.1	$313.8

Reconciliation of funded status:
Projected benefit obligation	$(287.7)	$(225.4)	$(192.8)	$(174.6)	$(480.5)	$(400.0)
Plan assets at fair value	158.0	148.0	177.1	165.8	335.1	313.8

Funded status	$(129.7)	$(77.4)	$(15.7)	$(8.8)	$(145.4)	$(86.2)

Included in the 2011 and 2010 funded status is accrued benefit cost of approximately $17.9 million and $13.0 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$—	$—	$5.3	$2.0	$5.3	$2.0
Current liability	(0.8)	(0.6)	—	—	(0.8)	(0.6)
Noncurrent liability	(128.9)	(76.8)	(21.0)	(10.8)	(149.9)	(87.6)

Funded status	$(129.7)	$(77.4)	$(15.7)	$(8.8)	$(145.4)	$(86.2)

Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.37%	5.53%	4.84%	5.43%	4.56%	5.49%
Salary growth rate	3.90%	3.91%	3.13%	3.57%	3.57%	3.76%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company’s Consolidated Statements of Operations and the weighted-average assumptions used to measure net periodic cost for the years ended December 30, 2011, December 31, 2010 and January 1, 2010:

	Pension Benefits
	Domestic			Foreign			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In millions)
Components of net periodic cost:
Service cost	$7.0	$6.1	$6.6	$5.3	$4.7	$4.0	$12.3	$10.8	$10.6
Interest cost	12.0	11.6	11.0	9.7	9.9	8.6	21.7	21.5	19.6
Expected return on plan assets	(11.8)	(10.8)	(9.9)	(10.1)	(8.9)	(7.9)	(21.9)	(19.7)	(17.8)
Net amortization	3.4	3.5	3.7	0.3	0.6	(0.1)	3.7	4.1	3.6
Curtailment loss	0.6	—	—	—	—	—	0.6	—	—

Net periodic cost	$11.2	$10.4	$11.4$	5.2	$6.3	$4.6	$16.4	$16.7	$16.0

Weighted-average assumption used to measure net periodic cost:
Discount rate	5.53%	5.99%	5.90%	5.43%	5.77%	6.45%	5.49%	5.88%	6.12%
Expected return on plan assets	8.00%	8.50%	8.50%	5.93%	6.02%	6.02%	6.91%	7.16%	7.26%
Salary growth rate	3.91%	3.91%	4.43%	3.57%	3.59%	3.66%	3.76%	3.79%	4.05%

Fair Value Measurements

The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2011, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Disclosures concerning assets measured at fair value on a recurring basis at the end of each fiscal year, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	Pension Assets
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Asset Categories:
Cash and short-term investments	$6.6	$—	$6.6	$1.4	$—	$1.4	$8.0	$—	$8.0
Equity securities:
Domestic	78.4	—	78.4	0.1	30.7	30.8	78.5	30.7	109.2
International	—	25.7	25.7	—	45.8	45.8	—	71.5	71.5
Fixed income securities:
Domestic	31.7	1.0	32.7	0.5	65.6	66.1	32.2	66.6	98.8
Corporate bonds	—	14.6	14.6	0.4	19.9	20.3	0.4	34.5	34.9
Insurance funds	—	—	—	—	12.2	12.2	—	12.2	12.2
Other	—	—	—	0.1	0.4	0.5	0.1	0.4	0.5

Total	$116.7	$41.3	$158.0	$2.5	$174.6	$177.1	$119.2	$215.9	$335.1

The Company’s estimated future benefits payments are as follows at the end of 2011:

	Estimated Future Benefit Payments
	Domestic	Foreign	Total
	(In millions)
2012	$8.8	$5.7	$14.5
2013	8.1	5.7	13.8
2014	8.8	6.3	15.1
2015	9.4	6.2	15.6
2016	10.1	6.5	16.6
2017-2021	63.9	37.4	101.3

Total	$109.1	$67.8	$176.9

The accumulated benefit obligation in 2011 and 2010 was $251.7 million and $202.0 million, respectively, for the Domestic Plans and $161.4 million and $148.5 million, respectively, for the Foreign Plans. The Company had six plans in 2011 and seven plans in 2010 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $256.3 million and $209.4 million for 2011 and 2010, respectively, and aggregate fair value of plan assets was $161.8 million and $154.5 million for 2011 and 2010, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently estimates that it will make contributions of approximately $14.2 million to its Domestic Plans and $9.2 million to its Foreign Plans in 2012.

Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are five years or more). Beginning January 1, 2011, active participants with three years of service became fully vested in their hypothetical personal retirement account (previously, participants vested after five years of service). Interest earned on the credited amount is not credited to the personal retirement account, but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire, and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. The Company makes a matching contribution equal to 25% of a participant’s contribution, up to 6% of a participant’s compensation. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $5.9 million, $5.4 million and $5.0 million in 2011, 2010 and 2009, respectively.

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2011 and December 31, 2010, the deferred compensation liability included in other liabilities on the Consolidated Balance Sheets was $44.1 million and $42.3 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 30, 2011 and December 31, 2010, the cash surrender value of $33.9 million and $34.8 million, respectively, was recorded under this program and reflected in “Other assets” on the consolidated balance sheets.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2011 and 2010.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.2 million shares and 34.3 million shares were outstanding at the end of fiscal 2011 and 2010, respectively.

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

The conversion rate of the Notes due 2013 was adjusted in October 2010 to reflect the special dividend. Holders of the Notes due 2013 may convert each Note into 16.727 shares, compared to 15.753 shares before the adjustment, of the Company’s common stock, for which the Company has reserved 5.0 million of its authorized shares, compared to 4.7 million shares before adjustment.

Stock-Based Compensation

In 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan consisting of 1.8 million shares of the Company’s common stock. At December 30, 2011, there were 2.3 million shares reserved for issuance under all incentive plans.

Stock Units

The Company granted 157,790, 268,701 and 371,131 stock units to employees in 2011, 2010 and 2009, respectively, with a weighted-average grant date fair value of $69.91, $42.72 and $29.41 per share, respectively. The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis primarily over a four-year or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense associated with the stock units was $6.8 million, $11.6 million and $10.3 million in 2011, 2010 and 2009, respectively.

The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Stock units were granted to ten directors in 2011 and twelve directors in 2010 and 2009 having an aggregate value at grant date of $1.6 million, $1.3 million and $1.9 million, respectively. Compensation expense associated with the director stock units was $1.6 million, $1.7 million and $1.9 million in 2011, 2010 and 2009, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

	Director Stock Units (1)	Weighted Average Grant Date Value (2)	Employee Stock Units	Weighted Average Grant Date Value (2)
	(Units in thousands)
Outstanding balance at January 2, 2009	193.9	$40.14	582.6	$54.74
Granted	48.9	38.39	371.1	29.41
Converted	(2.7)	46.91	(177.4)	46.02
Cancelled	—	—	(17.2)	47.79

Outstanding balance at January 1, 2010	240.1	39.71	759.1	44.55
Granted	26.8	47.32	268.7	42.72
Converted	(37.2)	38.14	(197.4)	51.09
Cancelled	—	—	(6.7)	45.32

Outstanding balance at December 31, 2010	229.7	40.85	823.7	42.38
Granted	27.7	59.14	157.8	69.91
Converted	(7.2)	45.74	(281.9)	44.67
Cancelled	—	—	(82.5)	43.99

Outstanding balance at December 30, 2011	250.2	$42.74	617.1	$48.16

(1)

Generally, stock units are included in the Company’s common stock outstanding on the date of vesting as the conditions for conversion have been met. However, director units are considered convertible units if vested and the individual has elected to defer for conversion until a pre-arranged time selected by each individual. All of the director stock units outstanding are convertible.

(2)	Director and employee stock units are granted at no cost to the participants.

The Company’s stock price was $59.64, $59.73 and $47.10 at December 30, 2011, December 31, 2010 and January 1, 2010, respectively. The weighted-average remaining contractual term for outstanding employee units is 1.9 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2011, 2010 and 2009 was $20.0 million, $10.4 million and $5.3 million, respectively.

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2011, 2010 and 2009 was $51.7 million, $62.9 million and $47.1 million, respectively.

The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2011, 2010 and 2009 was $14.9 million, $14.1 million and $12.0 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

Options previously granted under these plans have been granted with exercise prices at the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. In accordance with U.S. GAAP, the fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

During 2011, 2010 and 2009, the Company granted 75,886, 96,492 and 97,222 stock options, respectively, to employees with a grant-date fair market value of approximately $2.2 million, $1.6 million and $1.2 million, respectively. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the 2011, 2010 and 2009 stock option grants was $28.50, $17.10 and $12.37 per share, respectively, which was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Life
2011 Grants	37.9%	2.4%	—	6.13 years
2010 Grants	36.2%	2.7%	—	6.13 years
2009 Grants	35.4%	2.7%	—	7 years

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

The Company’s compensation expense associated with the stock options in 2011, 2010 and 2009 was $2.7 million, $3.4 million and $3.0 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity under the employee option plans (Options in thousands):

	Employee Options	Weighted-average Exercise Price
Balance at January 2, 2009	1,729.8	$33.78
Granted	97.2	29.41
Exercised	(264.8)	18.21
Cancelled	—	—

Balance at January 1, 2010	1,562.2	36.15
Adjusted (a)	87.2	37.87
Granted	96.5	42.71
Exercised	(510.9)	21.25
Cancelled	(0.1)	22.39

Balance at December 31, 2010	1,234.9	40.27
Granted	75.9	69.54
Exercised	(502.5)	29.92
Cancelled	(52.0)	52.33

Balance at December 31, 2011	756.3	$49.26

Options exercisable at year-end:
2009	956.8	$20.43
2010 (a)	661.2	$26.12
2011	405.5	$28.20

(a)	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2010.

The Company’s stock price was $59.64, $59.73 and $47.10 at December 30, 2011, December 31, 2010 and January 1, 2010, respectively. The weighted-average remaining contractual term for options outstanding for 2011 was 6.7 years. The weighted-average remaining contractual term for options exercisable for 2011 was 5.6 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2011, 2010 and 2009 was $18.1 million, $15.5 million and $5.8 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2011, 2010 and 2009 was $25.4 million, $39.9 million and $43.4 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2011, 2010 and 2009 was $12.7 million, $22.2 million and $25.5 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Non-Vested Shares

The following table summarizes the changes to the unvested employee stock units and options:

	Non-vested Shares	Weighted-average Grant Date Fair Value
	(shares in thousands)
Non-vested shares at December 31, 2010	1,391.3	$32.82
Granted	233.7	56.46
Vested	(522.6)	33.51
Cancelled	(134.5)	34.71

Non-vested shares at December 30, 2011	967.9	$37.89

As of December 30, 2011, there was $15.5 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted-average period of 1.8 years.

Share Repurchases

During 2011, the Company repurchased 2.0 million shares in the open market at an average cost of $53.73 per share. Purchases were made in the open market and financed from a portion of the proceeds from the sale of Aerospace. During 2010, the Company purchased 1.0 million shares at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand and available borrowings. During 2009, the Company purchased 1.0 million shares at an average cost of $34.95 per share. Purchases were made in the open market and were financed from cash generated by operations and the net proceeds from the issuance of the Notes due 2014.

NOTE 10.   BUSINESS SEGMENTS

The Company is engaged in the distribution of communication and security products, electrical and electronic wire and cable products and fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2011. Export sales were insignificant.

The Company attributes foreign sales based on the location of the customer purchasing the product. In North America, sales in the United States were $3,561.7 million, $3,081.4 million and $2,830.3 million in 2011, 2010 and 2009, respectively. Canadian sales were $740.8 million, $619.8 million and $567.5 million in 2011, 2010 and 2009, respectively. No other individual foreign country’s net sales within the Europe or Emerging Markets’ geographic segments were material to the Company in 2011, 2010 or 2009. The Company’s tangible long-lived assets primarily consist of property, plant and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to the Company.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for 2011, 2010 and 2009 was as follows (in millions):

	North America	Europe	Emerging Markets	Total

2011
Net sales	$4,302.5	$1,150.0	$694.4	$6,146.9
Operating income	307.7	15.7	39.4	362.8
Depreciation	14.5	5.6	2.0	22.1
Amortization of intangibles	5.2	6.1	0.1	11.4
Tangible long-lived assets	99.6	28.3	6.3	134.2
Total assets	2,015.9	622.3	395.8	3,034.0
Capital expenditures	18.3	5.2	2.9	26.4

2010
Net sales	$3,701.2	$1,008.4	$564.9	$5,274.5
Operating income (loss)	235.1	(0.9)	33.0	267.2
Depreciation	14.7	5.6	2.2	22.5
Amortization of intangibles	5.0	6.2	0.1	11.3
Tangible long-lived assets	95.9	24.5	5.5	125.9
Total assets	2,043.9	586.7	302.7	2,933.3
Capital expenditures	16.6	1.9	1.1	19.6

2009
Net sales	$3,397.8	$887.9	$493.9	$4,779.6
Operating income (loss)	175.1	(120.0)	29.7	84.8
Depreciation	15.0	7.0	2.1	24.1
Amortization of intangibles	6.3	6.6	0.1	13.0
Tangible long-lived assets	92.2	32.5	5.5	130.2
Total assets	1,869.5	545.6	256.6	2,671.7
Capital expenditures	17.0	2.9	2.0	21.9

The following table summarizes net sales by end market for the years ended December 30, 2011, December 31, 2011 and January 1, 2010 (in millions):

	Years Ended
	December 30, 2011		December 31, 2010		January 1, 2010
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$3,245.9	52.8%	$2,912.6	55.2%	$2,744.1	57.4%
Electrical Wire and Cable	1,949.5	31.7%	1,602.5	30.4%	1,385.7	29.0%
OEM Supply	951.5	15.5%	759.4	14.4%	649.8	13.6%

Net Sales	$6,146.9	100.0%	$5,274.5	100.0%	$4,779.6	100.0%

The categorization of net sales by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in goodwill allocated to the Company’s reportable segments from January 1, 2010 to December 30, 2011 (in millions):

	North America	Europe(a)	Emerging Markets	Total

Balance as of January 1, 2010(b)	$316.3	$11.7	$10.7	$338.7
Acquisition related (c)	15.3	—	—	15.3
Foreign currency translation	0.8	(0.7)	1.2	1.3

Balance as of December 31, 2010	$332.4	$11.0	$11.9	$355.3
Acquisition related(c)	(2.8)	—	—	(2.8)
Foreign currency translation	(0.4)	(0.1)	(0.3)	(0.8)

Balance as of December 30, 2011	$329.2	$10.9	$11.6	$351.7

(a)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses for all periods presented.
(b)

As a result of the disposition of the Company’s Aerospace business in the third quarter of 2011, goodwill of $19.0 million allocated to the North America and Europe reportable segments was written off and prior period amounts were reclassified to “Assets of discontinued operations” on the Company’s Consolidated Balance Sheet as of January 1, 2010.

(c)

In the year ended December 30, 2011, the Company adjusted goodwill recognized in 2010 by $2.8 million, related to the acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for which the Company paid $36.4 million in 2010 (offset in 2011 by $1.6 million which was returned to the Company as a result of net working capital adjustments). The purchase price, as well as the allocation thereof, was finalized in 2011.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.   SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2011	December 31, 2010
Assets:
Current assets(a)	$2,404.0	$2,309.1
Property, equipment and capital leases, net	102.3	98.3
Goodwill	351.7	355.3
Other assets	190.2	187.0

	$3,048.2	$2,949.7

Liabilities and Stockholder’s Equity:
Current liabilities(a)	$1,023.3	$1,069.0
Subordinated notes payable to parent	6.0	8.5
Long-term debt	543.9	394.3
Other liabilities	198.2	159.1
Stockholder’s equity	1,276.8	1,318.8

	$3,048.2	$2,949.7

(a)	Includes assets and liabilities related to discontinued operations of $186.8 and $14.6, respectively, at December 31, 2010 (see Note 4. “Discontinued Operations.”)

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010

Net sales	$6,146.9	$5,274.5	$4,779.6
Operating income	$368.3	$273.0	$90.5
Income from continuing operations before income taxes	$328.0	$204.2	$21.1
Net (loss) income from discontinued operations	$(12.5)	$(1.0)	$12.1
Net income (loss)	$203.3	$123.2	$(15.4)

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 30, 2011 and December 31, 2010. The Company has never paid ordinary cash dividends on its common stock. However, in 2010, the Company declared a special dividend of $3.25 per common share, or $113.7 million, as a return of excess capital to shareholders and was paid on October 28, 2010 to shareholders of record on October 15, 2010. As of February 17, 2012, the Company had 2,209 shareholders of record.

(In millions, except per share amounts)	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Year ended December 30, 2011
Net sales	$1,470.8	$1,565.3	$1,611.8	$1,499.0
Cost of goods sold	1,132.1	1,207.3	1,249.8	1,150.3
Operating income	77.5	92.0	101.7	91.6
Income from continuing operations before income taxes	65.4	77.6	83.3	77.2
Net income from continuing operations	40.9	48.4	61.6	49.8
Income (loss) from discontinued operations, net	3.4	3.7	(18.1)	(1.5)
Net income	$44.3	$52.1	$43.5	$48.3
Income (loss) per share
Basic:
Continuing operations	$1.19	$1.39	$1.80	$1.50
Discontinued operations	$0.10	$0.11	$(0.53)	$(0.05)
Net income	$1.29	$1.50	$1.27	$1.45
Diluted:
Continuing operations	$1.13	$1.33	$1.78	$1.49
Discontinued operations	$0.10	$0.10	$(0.52)	$(0.05)
Net income	$1.23	$1.43	$1.26	$1.44
Stock price range:
High	$73.56	$76.16	$68.15	$62.99
Low	$59.52	$60.54	$47.38	$44.52
Close	$68.30	$66.10	$47.44	$59.64

(1)	In the first quarter of 2011, the Company recorded a pre-tax charge of $5.3 million related to facility consolidations and headcount reductions in Europe. See Note 3. “Restructuring Charge.”
(2)

In the third quarter of 2011, the Company recorded a tax benefit of $8.8 million which was primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. See Note 7. “Income Taxes.”

(3)	During the fourth quarter of 2011, the Company recorded a tax benefit of $2.0 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Year ended December 31, 2010
Net sales	$1,221.8	$1,321.3	$1,344.9	$1,386.5
Cost of goods sold	945.8	1,020.7	1,035.8	1,064.6
Operating income	51.4	66.5	70.8	78.5
Income from continuing operations before income taxes	4.3	53.6	57.3	65.0
Net income from continuing operations	2.6	32.2	32.6	42.1
Income (loss) from discontinued operations, net	3.3	2.4	3.9	(10.6)
Net income	$5.9	$34.6	$36.5	$31.5
Income (loss) per share
Basic:
Continuing operations	$0.08	$0.95	$0.96	$1.23
Discontinued operations	$0.09	$0.07	$0.11	$(0.31)
Net income	$0.17	$1.02	$1.07	$0.92
Diluted:
Continuing operations	$0.07	$0.91	$0.92	$1.18
Discontinued operations	$0.09	$0.07	$0.11	$(0.30)
Net income	$0.16	$0.98	$1.03	$0.88
Stock price range:
High	$48.85	$54.16	$54.99	$61.17
Low	$38.42	$41.31	$41.27	$52.10
Close	$47.16	$41.90	$54.28	$59.73

(1)	During the first quarter of 2010, the Company repurchased a portion of its Notes due 2014 which resulted in the recognition of a pre-tax loss of $30.5 million ($18.9 million, net of tax).
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

NOTE 13.   SUBSEQUENT EVENT

In February 2012, the Company appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award related to the Raytheon matter which is discussed in more detail in Note 6. “Commitments and Contingencies.” As part of the appellate process, the Company has posted collateral by tendering $10.0 million to Raytheon in cash and posting a bond in favor of Raytheon in the amount of $12.4 million. In the event the judgment is upheld, Raytheon has agreed that post-judgment interest will not accrue on $10.0 million of the judgment from the date that the Company tendered the cash collateral. In the event the judgment is not upheld, the Company will receive a return of the cash and the bond.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of December 30, 2011 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 30, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2011, and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Ethics and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2012 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders — “Independent Auditors and their Fees.”

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

(2) Financial Statement Schedules.

The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page

I. Condensed financial information of registrant	92
II. Valuation and qualifying accounts and reserves	96

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

3.2	Amended and Restated By-laws of Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 24, 2012, Exhibit 3.1).

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

10.4 *	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).

Exhibit No.	Description of Exhibit

10.5 *	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).

10.6 *

Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).

10.7 *	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).

10.8 *	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

10.9 *

Form of Anixter International Inc. Stock Option Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.1).

10.10 *

Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.2).

10.11 *	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).

10.12 *	Stock Option Terms. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).

10.13 *	Stock Option Terms. (Effective February 17, 2010). (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 1, 2010, Exhibit 10.12).

10.14 *

Anixter Amended and Restated Excess Benefit Plan effective January 1, 2011. (Incorporated by reference from Anixter International Inc. on Form 10-Q for the quarterly period ended July 1, 2011, Exhibit 10.1).

10.15 *

Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).

10.16 *	Anixter 2005 Restated Deferred Compensation Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.14).

10.17 *	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).

10.18 *	Anixter International 2010 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-3 of the Company’s Proxy Statement filed on April 8, 2010).

Exhibit No.	Description of Exhibit

10.19 *

Anixter International Inc. Management Incentive Plan effective May 20, 2004. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15).

10.20 *

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

10.22 *

Form of Anixter International Inc. Restricted Stock Unit Grant Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.2).

10.23 *

Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.20).

10.24 *	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.1).

10.25 *

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

10.26 *	Separation Agreement with Robert W. Grubbs, Jr., dated May 13, 2008. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 19, 2008, Exhibit 10.1).

10.27

Five-Year Revolving Credit Agreement dated April 8, 2011 among Anixter Inc., Wells Fargo Bank, National Association, as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 14, 2011, Exhibit 10.1).

Exhibit No.	Description of Exhibit

10.28

(a) Second Amended and Restated Receivable Sale Agreement dated May 31, 2011 between Anixter Inc., as Seller, and Anixter Receivables Corporation, as Buyer. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 2, 2011, Exhibit 10.1).

(b) Second Amended and Restated Receivable Purchase Agreement dated May 31, 2011 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Falcon Asset Securitization Company LLC and Three Pillars Funding LLC, as Conduits, the Financial Institution party thereto, JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc., as Managing Agents and JPMorgan Chase, N.A., as Agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 2, 2011, Exhibit 10.2).

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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, (ii) the Consolidated Balance Sheets at December 30, 2011 and December 31, 2010 (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 30, 2011, December 31, 2010, January 1, 2010 and January 2, 2009, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended
(In millions)	December 30, 2011	December 31, 2010	January 1, 2010

Operating loss	$(4.3)	$(4.6)	$(4.2)
Other (expense) income:
Interest expense, including intercompany	(16.2)	(17.3)	(18.4)
Other	0.2	1.7	4.2

Loss before income taxes and equity in earnings of subsidiaries	(20.3)	(20.2)	(18.4)
Income tax benefit	7.7	7.7	6.7

Loss before equity in earnings of subsidiaries	(12.6)	(12.5)	(11.7)
Equity in earnings (loss) of subsidiaries	200.8	121.0	(17.6)

Net income (loss)	$188.2	$108.5	$(29.3)

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	December 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$0.4
Other assets	0.4	0.5

Total current assets	0.8	0.9
Investment in and advances to subsidiaries	1,284.8	1,328.9
Other assets	1.0	1.9

	$1,286.6	$1,331.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$2.3	$2.3
Amounts currently due to affiliates, net	1.9	4.1
Long-term debt	280.4	312.7
Other non-current liabilities	0.8	1.8

Total liabilities	285.4	320.9
Stockholders’ equity:
Common stock	33.2	34.3
Capital surplus	196.5	230.1
Accumulated other comprehensive loss	(85.5)	(27.8)
Retained earnings	857.0	774.2

Total stockholders’ equity	1,001.2	1,010.8

	$1,286.6	$1,331.7

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(In millions)	Years Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Operating activities:
Net income (loss)	$188.2	$108.5	$(29.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividend from subsidiary	201.3	271.8	125.7
Equity in earnings of subsidiaries	(200.8)	(121.0)	17.6
Net gain on retirement of debt	(0.1)	(1.4)	(3.6)
Accretion of debt discount	16.6	18.0	19.3
Stock-based compensation	1.6	1.8	1.9
Amortization of deferred financing costs	0.9	0.9	0.8
Intercompany transactions	(13.8)	(0.9)	(12.4)
Income tax benefit	(7.7)	(7.7)	(6.7)
Changes in assets and liabilities, net	0.1	(2.1)	(0.3)

Net cash provided by operating activities	186.3	267.9	113.0
Investing activities	—	—	—

Financing activities:
Purchase of common stock for treasury	(107.5)	(41.2)	(34.9)
Retirement of Notes due 2033 – debt component	(48.9)	(65.6)	(56.5)
Retirement of Notes due 2033 – equity component	(44.9)	(54.0)	(34.3)
Proceeds from issuance of common stock	13.4	8.7	2.5
Loans (to) from subsidiaries, net	2.5	(5.0)	11.0
Payment of cash dividend	(0.9)	(111.0)	(0.3)

Net cash used in financing activities	(186.3)	(268.1)	(112.5)

(Decrease) increase in cash and cash equivalents	—	(0.2)	0.5
Cash and cash equivalents at beginning of year	0.4	0.6	0.1

Cash and cash equivalents at end of year	$0.4	$0.4	$0.6

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 30, 2011, December 31, 2010 and January 1, 2010

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended December 30, 2011:
Allowance for doubtful accounts	$23.7	$8.0	$(2.7)	$(9.5)	$19.5
Allowance for deferred tax asset	$18.8	$(17.3)	$18.8	$—	$20.3
Year ended December 31, 2010:
Allowance for doubtful accounts	$24.8	$12.8	$(0.4)	$(13.5)	$23.7
Allowance for deferred tax asset	$18.7	$1.7	$(1.6)	$—	$18.8
Year ended January 1, 2010:
Allowance for doubtful accounts	$29.4	$11.7	$0.2	$(16.5)	$24.8
Allowance for deferred tax asset	$13.8	$(6.6)	$11.5	$—	$18.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 27th day of February 2012.

ANIXTER INTERNATIONAL INC.

By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ Theodore A. Dosch Theodore A. Dosch	Executive Vice President —Finance (Principal Financial Officer)	February 27, 2012

/s/ Terrance A. Faber Terrance A. Faber	Vice President — Controller (Principal Accounting Officer)	February 27, 2012

/s/ Lord James Blyth* Lord James Blyth	Director	February 27, 2012

/s/ Frederic F. Brace* Frederic F. Brace	Director	February 27, 2012

/s/ Linda Walker Bynoe* Linda Walker Bynoe	Director	February 27, 2012

/s/ Robert J. Eck Robert J. Eck	Director	February 27, 2012

/s/ Robert W. Grubbs* Robert W. Grubbs	Director	February 27, 2012

/s/ F. Philip Handy* F. Philip Handy	Director	February 27, 2012

/s/ Melvyn N. Klein* Melvyn N. Klein	Director	February 27, 2012

/s/ George Muñoz* George Muñoz	Director	February 27, 2012

/s/ Stuart M. Sloan* Stuart M. Sloan	Director	February 27, 2012

/s/ Matthew Zell* Matthew Zell	Director	February 27, 2012

/s/ Samuel Zell* Samuel Zell	Director	February 27, 2012

*BY	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact)
Theodore A. Dosch, as attorney in fact for each person indicated