Form 10-Q
period 2012-03-30
ANIXTER INTERNATIONAL INC
filed 2012-05-04
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 26, 2012, 33,222,606 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “anticipates,” “contemplates,” “estimates,” “plans,” “projects,” “should,” “may,” “will” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, changes in supplier or customer relationships, risks associated with nonconforming products and services, political and technology changes, economic and currency risks of non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable risk, copper and commodity price fluctuations, risks associated with the integration of acquired companies, capital project volumes and the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2012	April 1, 2011
Net sales	$1,522.7	$1,470.8
Cost of goods sold	1,173.5	1,132.1

Gross profit	349.2	338.7
Operating expenses	262.5	261.2

Operating income	86.7	77.5
Other expense:
Interest expense	(12.1)	(12.8)
Other, net	(3.1)	0.7

Income from continuing operations before income taxes	71.5	65.4
Income tax expense	15.9	24.5

Net income from continuing operations	55.6	40.9
(Loss) income from discontinued operations, net of tax	(0.3)	3.4

Net income	$55.3	$44.3

Income per share:
Basic:
Continuing operations	$1.67	$1.19
Discontinued operations	(0.01)	$0.10

Net income	$1.66	$1.29

Diluted:
Continuing operations	$1.62	$1.13
Discontinued operations	$(0.01)	$0.10

Net income	$1.61	$1.23

Basic weighted-average common shares outstanding	33.3	34.5
Effect of dilutive securities:
Stock options and units	0.3	0.6
Convertible notes due 2013	0.7	0.5
Convertible notes due 2033	—	0.5

Diluted weighted-average common shares outstanding	34.3	36.1

Comprehensive income	$74.8	$63.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$71.9	$106.1
Accounts receivable (Includes $495.5 and $524.6 at March 30, 2012 and December 30, 2011, respectively, associated with securitization facility)	1,194.5	1,151.0
Inventories	1,054.7	1,070.7
Deferred income taxes	37.5	37.7
Other current assets	33.4	37.4

Total current assets	2,392.0	2,402.9
Property and equipment, at cost	301.9	291.0
Accumulated depreciation	(208.4)	(202.7)

Net property and equipment	93.5	88.3
Goodwill	352.8	351.7
Other assets	201.7	191.1

Total assets	$3,040.0	$3,034.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$644.9	$706.5
Accrued expenses	259.2	317.4
Short-term debt	0.9	3.0

Total current liabilities	905.0	1,026.9
Long-term debt (Includes $219.0 and $175.0 at March 30, 2012 and December 30, 2011, respectively, associated with securitization facility)	852.3	806.8
Other liabilities	197.2	199.1

Total liabilities	1,954.5	2,032.8
Stockholders’ equity:
Common stock – $1.00 par value, 100,000,000 shares authorized, 33,470,473 and 33,228,049 shares issued and outstanding in 2012 and 2011, respectively	33.5	33.2
Capital surplus	205.6	196.5
Retained earnings	912.4	857.0
Accumulated other comprehensive loss:
Foreign currency translation	17.1	(0.5)
Unrecognized pension liability, net	(83.5)	(85.3)
Unrealized loss on derivatives, net	0.4	0.3

Total accumulated other comprehensive loss	(66.0)	(85.5)

Total stockholders’ equity	1,085.5	1,001.2

Total liabilities and stockholders’ equity	$3,040.0	$3,034.0

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011
Operating activities:
Net income	$55.3	$44.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5.5	5.4
Stock-based compensation	4.6	1.7
Accretion of debt discount	4.5	4.4
Amortization of intangible assets	2.7	2.9
Amortization of deferred financing costs	0.6	0.6
Deferred income taxes	(8.8)	4.9
Excess income tax benefit from employee stock plans	(2.7)	(3.8)
Changes in current assets and liabilities, net	(123.8)	(64.1)
Other, net	(2.6)	(1.8)

Net cash used in operating activities	(64.7)	(5.5)
Investing activities:
Capital expenditures, net	(10.0)	(6.1)

Net cash used in investing activities	(10.0)	(6.1)
Financing activities:
Proceeds from borrowings	185.9	279.4
Repayment of borrowings	(151.3)	(198.8)
Excess income tax benefit from employee stock plans	2.7	3.8
Proceeds from stock options exercised	1.8	5.2
Retirement of Convertible Notes due 2033 – debt component	—	(21.1)
Retirement of Convertible Notes due 2033 – equity component	—	(26.8)
Other	1.4	(0.9)

Net cash provided by financing activities	40.5	40.8

(Decrease) increase in cash and cash equivalents	(34.2)	29.2
Cash and cash equivalents at beginning of period	106.1	78.4

Cash and cash equivalents at end of period	$71.9	$107.6

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements included in Anixter International Inc.’s (“the Company”) Annual Report on Form 10-K for the year ended December 30, 2011. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown. Certain prior period amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

In August of 2011, the Company’s board of directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”), which serves a variety of aerospace and defense OEMs throughout the world, and the transaction closed on August 26, 2011. Beginning in the third quarter of 2011, the Company began to present the results of this business as “Discontinued Operations” and the prior year Condensed Consolidated Statement of Comprehensive Income for the three months ended April 1, 2011 has been revised to reflect this classification. North American and Europe segment information which is presented in Note 9. “Business Segments” has also been revised from the prior year presentation to reflect the discontinued operations.

The following represents the components of the results from Discontinued Operations as reflected in the Company’s revised Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2011 (in millions):

Net sales	$46.7
Operating income	$5.6
Income from discontinued operations before tax	$5.5
Income tax expense	$2.1
Income from discontinued operations, net of tax	$3.4

Foreign currency translation: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized $2.2 million and $0.1 million in net foreign exchange losses in the first quarter of 2012 and 2011, respectively. See “Other, net” discussion herein for further information regarding these losses.

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

The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 30, 2012 and December 30, 2011, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At March 30, 2012 and December 30, 2011, the notional amount of the foreign currency forward contracts outstanding was approximately $256.5 million and $161.3 million, respectively. The fair value of the Company’s foreign currency forward contracts was not significant at March 30, 2012 or December 30, 2011.

The following activity relates to foreign exchange gains and losses reflected in “Other, net” in the Company’s Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended
(Loss) income	March 30, 2012	April 1, 2011
Remeasurement of balances denominated in foreign currencies	$(2.3)	$(2.3)
Revaluation of foreign currency forward contracts	0.9	2.7
Hedge costs	(0.8)	(0.5)

Total foreign exchange	$(2.2)	$(0.1)

Interest rate agreements: The Company uses interest rate swaps to reduce its exposure to fluctuations in interest rates. The objective of the currently outstanding interest rate swap (cash flow hedge) is to convert variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and are designated as hedging instruments. The Company does not enter into interest rate swaps for speculative purposes. Changes in the value of the interest rate swap are expected to be highly effective in offsetting the changes attributable to fluctuations in the variable rates. The Company’s counterparty to its interest rate swap contract has an investment-grade credit rating. The Company expects the creditworthiness of its counterparty to remain intact through the term of the transaction. When entered into, the financial instrument is designated as a hedge of underlying exposures (interest payments associated with the U.K. borrowings) attributable to changes in the respective benchmark interest rate.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 30, 2012, the Company had one interest rate swap agreement outstanding with a notional amount of GBP 15 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012. The fair value of the Company’s interest rate swap is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At March 30, 2012, the interest rate swap was revalued at current interest rates, with the change in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of this agreement, which is the estimated exit price that the Company would pay to cancel the agreement, was not significant at March 30, 2012.

Recently issued and adopted accounting pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance was effective for the Company beginning in fiscal 2012 and the adoption of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements in the first quarter of 2012.

In June 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company in the first quarter of 2012, which is the period it became effective for the Company. The Company elected to present the items of net income and comprehensive income in one single continuous statement for this interim presentation. See the Company’s Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Beginning in the current fiscal year, the Company will consider this guidance when performing its goodwill impairment test.

Recently issued accounting pronouncements not yet adopted: In December 2011, the FASB issued guidance to amend the requirements related to balance sheet offsetting. These amendments would require the Company to disclose information about rights of offset and related arrangements to enable users of its financial statements to understand the effect or potential effect of those arrangements on its financial position. The amended guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 with required disclosures made retrospectively for all comparative periods presented. Adoption of this guidance at the beginning of fiscal 2014 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2. INCOME TAXES

The tax provision for the first quarter of 2012 was $15.9 million compared to $24.5 million in the first quarter of 2011. During the three months ended March 30, 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. As a result, the Company’s effective tax rate for the first quarter of 2012 was 22.3% as compared to 37.5% in the prior year period. Excluding the impact of the tax benefit, the current quarter tax rate was 35.8%. The remaining difference between the statutory corporate federal tax rate of 35% and the effective tax rate was primarily due to state income taxes.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. DEBT

Debt is summarized below:

(In millions)	March 30, 2012	December 30, 2011
Long-term debt:
1% convertible senior notes due 2013	$284.7	$280.3
Accounts receivable securitization facility	219.0	175.0
5.95% senior notes due 2015	200.0	200.0
Revolving lines of credit and other	117.4	120.4
10.0% senior notes due 2014	31.2	31.1

Total long-term debt	852.3	806.8
Short-term debt	0.9	3.0

Total debt	$853.2	$809.8

At March 30, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $853.2 million and $955.7 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The estimated fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. The Company’s weighted-average cost of borrowings was 5.5% and 5.2% for the three months ended March 30, 2012 and April 1, 2011, respectively. The Company’s 1% convertible senior notes due in February 2013 are classified as long-term as the Company has the intent and ability to refinance the borrowings under existing long-term financing agreements.

Under Anixter’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of March 30, 2012 and December 30, 2011, $495.5 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $275.0 million. The assets of ARC are not available to Anixter until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

NOTE 4. PENSION PLANS

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Service cost	$2.2	$1.7	$1.4	$1.3	$3.6	$3.0
Interest cost	3.1	3.1	2.3	2.4	5.4	5.5
Expected return on plan assets	(3.2)	(3.0)	(2.5)	(2.5)	(5.7)	(5.5)
Net amortization	2.0	0.9	0.3	0.1	2.3	1.0
Curtailment loss	—	0.6	—	—	—	0.6

Net periodic cost	$4.1	$3.3	$1.5	$1.3	$5.6	$4.6

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2012	December 30, 2011
	(Unaudited)
Assets:
Current assets	$2,393.4	$2,404.0
Property, equipment and capital leases, net	107.2	102.3
Goodwill	352.8	351.7
Other assets	200.9	190.2

	$3,054.3	$3,048.2

Liabilities and Stockholder’s Equity:
Current liabilities	$902.4	$1,023.3
Subordinated notes payable to parent	7.5	6.0
Long-term debt	584.8	543.9
Other liabilities	196.9	198.2
Stockholder’s equity	1,362.7	1,276.8

	$3,054.3	$3,048.2

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Net sales	$1,522.7	$1,470.8
Operating income	$88.0	$78.8
Income from continuing operations before income taxes	$77.8	$71.5
Net (loss) income from discontinued operations	$(0.3)	$3.4
Net income	$59.2	$48.9
Comprehensive income	$78.7	$67.8

NOTE 6. RESTRUCTURING CHARGE

In order to improve the profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that will eliminate a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended April 1, 2011. The charge includes certain exit costs and employee severance charges which are expected to be fully paid by the end of fiscal 2013.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

At the end of the three months ended March 30, 2012, there were 2.2 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.

The Company granted 161,035 stock units to employees during the three months ended March 30, 2012. The grant-date fair value of the employee stock units was $69.40. During the three months ended March 30, 2012, the Company granted directors 6,680 stock units with a grant-date fair value of $59.64. The Company granted 55,278 stock options to employees during the three months ended March 30, 2012 that had a grant-date fair value of $28.04 and an exercise price of $69.40. The fair value of the stock options granted during the three months ended March 30, 2012 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life
40.2%	1.2%	0%	6.125 years

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LEGAL CONTINGENCIES

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

In September 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its former chief financial officer. In November 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. In January 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleged that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint sought unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. In March 2011, the Court dismissed the complaint but allowed the lead plaintiff the opportunity to re-plead its complaint. The plaintiff did so in April 2011 and the Court dismissed the plaintiffs’ second amended complaint with prejudice in March 2012. In April 2012, the plaintiffs notified the Company that it will not appeal the ruling and all parties agreed to waive fees and costs and release any claims associated with the bringing on of this action.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of March 30, 2012, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 9. BUSINESS SEGMENTS

The Company is engaged in the distribution of communication and security products, electrical wire and cable products and fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors, installers and integrators and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. The Company is organized by geographic regions, and accordingly, has identified North America (United States and Canada), Europe and Emerging Markets (Asia Pacific and Latin America) as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.

Segment information for the three months ended March 30, 2012 and April 1, 2011 and as of March 30, 2012 and December 30, 2011 was as follows (in millions):

	000000	000000
	Three Months Ended
	March 30, 2012	April 1, 2011
Net sales:
North America	$1,069.1	$1,028.7
Europe	287.6	285.6
Emerging Markets	166.0	156.5

	$1,522.7	$1,470.8

Operating income (loss):
North America	$75.6	$70.4
Europe	3.6	(0.1)
Emerging Markets	7.5	7.2

	$86.7	$77.5

	March 30, 2012	December 30, 2011
Total assets:
North America	$1,977.5	$2,015.9
Europe	672.8	622.3
Emerging Markets	389.7	395.8

	$3,040.0	$3,034.0

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes net sales by end market for the three months ended March 30, 2012 and April 1, 2011 (in millions):

	Three Months Ended
	March 30, 2012		April 1, 2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$779.2	51.2%	$760.2	51.7%
Electrical Wire and Cable	484.4	31.8%	474.3	32.2%
OEM Supply	259.1	17.0%	236.3	16.1%

Net Sales	$1,522.7	100.0%	$1,470.8	100.0%

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended March 30, 2012 (in millions):

	Three Months Ended March 30, 2012
	North America	Europe(a)	Emerging Markets	Total
Balance as of December 30, 2011	$329.2	$10.9	$11.6	$351.7
Foreign currency translation	0.4	0.3	0.4	1.1

Balance as of March 30, 2012	$329.6	$11.2	$12.0	$352.8

(a)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at December 30, 2011 and March 30, 2012.

NOTE 10. SUBSEQUENT EVENTS

On April 24, 2012, the Company’s Board of Directors declared a special dividend of $4.50 per common share, or approximately $150 million, as a return of excess capital to shareholders . The dividend declared will be recorded as a reduction to retained earnings and will be paid on May 31, 2012 to shareholders of record on May 16, 2012.

In accordance with the antidilution provision of the Company’s stock incentive plans, the exercise price and number of options outstanding will be adjusted to reflect the special dividend. In addition, the dividend will be paid to holders of stock units upon vesting of the units. These changes will not result in additional compensation expense.

The conversion rate of the Company’s Convertible Notes due 2013 of 16.727 will also be adjusted in May 2012 to reflect the special dividend. Although the Notes due 2013 are not currently convertible, the Company has sufficient authorized shares to settle such conversion.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 30, 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. experiences certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $343.0 million after deducting fees and estimated expenses. The proceeds will be used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.0 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the historical results of operations and financial condition of Anixter International Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, set forth herein under “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

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

Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the condensed consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.

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

ANIXTER INTERNATIONAL INC.

The Company believes it has a strong liquidity position, sufficient to meet its liquidity requirements for the next twelve months. Due to the incremental working capital requirements to support the 3.5% sales growth in the current quarter, net cash used in operations was $64.7 million for the three months ended March 30, 2012, which compares to $5.5 million of cash used in operations in the prior year quarter. Cash usage was higher than normal seasonality for the first quarter primarily related to delays in project shipments. The Company expects positive cash flow for the full fiscal year 2012.

At the end of the first quarter of 2012, the Company’s debt-to-total capital ratio was 44.0%, slightly down from 44.7% at the end of 2011 and slightly below the Company’s targeted range of 45% to 50%. The Company has approximately $301.0 million in available, committed, unused credit lines and has drawn $219.0 million of borrowings under its $275.0 million accounts receivable facility.

Subsequent to the first quarter of 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. Net proceeds from this offering were approximately $343.0 million after deducting fees and estimated expenses. The proceeds will be used by Anixter Inc. to repay the $219.0 million outstanding under the accounts receivable credit facility, to repay $109.0 million of borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.0 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

Also subsequent to the first quarter of 2012, the Company’s Board of Directors declared a special dividend of $4.50 per common share, or approximately $150 million, as a return of excess capital to shareholders. The dividend declared will be recorded as a reduction to retained earnings and will be paid on May 31, 2012 to shareholders of record on May 16, 2012.

With a quarter-end cash balance of $71.9 million and available committed credit facilities, the Company will continue to evaluate the optimal use of these funds. The Company may from time to time repurchase additional amounts of the Company’s outstanding shares or outstanding debt obligations. The Company maintains the flexibility to utilize future cash flows to invest in the growth of the business, and believes that the current balance sheet leverage positions the Company to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they arise. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

Cash Flow

Due to the incremental working capital requirements to support the 3.5% sales growth in the current quarter, net cash used in operations was $64.7 million which compares to $5.5 million of cash used in operations in the prior year quarter. Cash usage was higher than normal seasonality for the first quarter primarily related to delays in project shipments.

Consolidated net cash used in investing activities, consisting of capital expenditures, increased to $10.0 million which compares to $6.1 million in the prior year period. Capital expenditures are expected to be approximately $40 million in 2012 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, warehouse equipment, information system upgrades and new software to support its infrastructure.

Net cash provided by financing activities, consisting primarily of additional net borrowings, were $40.5 million and $40.8 million in the first quarter of 2012 and 2011, respectively.

ANIXTER INTERNATIONAL INC.

Financing

As of March 30, 2012 and December 30, 2011, the Company’s total debt outstanding, including convertible debt, was $853.2 million and $809.8 million, respectively. The increase in borrowings from fiscal year end 2011 is due to working capital funding requirements in the first quarter of 2012.

Despite an increase in the Company’s weighted-average cost of borrowings from 5.2% in the first quarter of 2011 to 5.5% in the current quarter, the Company’s consolidated interest expense has declined from $12.8 million to $12.1 million year-over-year. This is due to a decline in the total average debt outstanding over the last twelve months of approximately $109.6 million. The decline in average outstanding borrowings is primarily due to lower borrowings under the Company’s revolving credit facilities year-over-year as well as the early retirement of a portion of the Company’s convertible notes, which originally matured in 2033, over the course of fiscal 2011.

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are they expected to have, an adverse impact on the Company’s ability to meet its cash obligations.

First Quarter 2012 Results of Continuing Operations

Executive Overview

The Company reported sales of $1,522.7 million in the three months ended March 30, 2012, an increase of $51.9 million, or 3.5% over sales of $1,470.8 million in the corresponding prior year period. Unfavorable effects of foreign exchange rates decreased sales by $12.2 million while a decrease in copper prices decreased sales by $14.6 million as compared to the prior year quarter. Excluding these unfavorable effects, the Company’s net sales increased $78.7 million, or approximately 5.4%. The year-on-year growth rate slowed in the first quarter of 2012 due to a strong comparative first quarter of 2011, combined with weaker project billings and unfavorable currency and copper effects. The Company’s strategic growth initiatives combined with strong day-to-day execution continue to drive success in each of the Company’s end markets around the world. These efforts have once again helped bolster the Company’s sales performance in Emerging Markets, which delivered the highest year-on-year organic sales growth rate of 7.2% among the Company’s geographic reporting segments. North America and Europe organic sales grew year-over-year by 5.5% and 3.7%, respectively. Within the Company’s end markets, the OEM Supply business delivered the highest organic sales growth rate improvement year-on-year of 11.5%. Despite a slowdown in billings due to project delays in both cabling businesses, Enterprise Cabling and Security and Electrical Wire and Cable delivered 3.0% and 6.0% organic sales growth, respectively.

Despite a smaller revenue increase than prior quarters, the Company’s continued focus on cost management helped deliver strong operating leverage. The Company delivered another quarter of positive sales growth in every region including Europe, which is worth noting given the very weak economic environment in that region. In addition, first quarter of 2012 operating expenses of $262.5 million were 17.2% of sales compared to 17.8% in the prior year quarter. The first quarter of 2012 operating expenses included $2.3 million due to changes in foreign exchange rates while the prior year quarter included a $5.3 million restructuring charge in Europe. Excluding foreign exchange rate changes and the restructuring charge, operating expenses increased by only $8.9 million, or 3.5%, on a 5.4% organic increase in sales, further demonstrating the leverage in the Company’s operating structure even in a lower growth quarter. Expense increases were primarily driven by higher benefit costs.

The momentum that has been building throughout this recovery is reflected in the Company’s strong operating profit performance. Specifically, operating margin in the first quarter of 2012 improved to 5.7% from 5.3% in the prior year quarter. Excluding the restructuring charge in the prior year, operating margin improvement in the current year would have been 10 basis points. The strong operating margin improvement was driven by better operating leverage on higher sales.

ANIXTER INTERNATIONAL INC.

The Company’s outlook for 2012 remains positive, as expected sales growth should position the Company to further leverage its global supply chain platform. While both the U.S. and global market growth rates are difficult to predict in the current economic climate, the Company believes that its strategic growth initiatives will enable it to achieve continued year-on-year sales growth and operating leverage, while also expanding its leadership position within the industry. The Company expects its future growth to be fueled by adding new products and technologies to its portfolio; developing an end market presence in Electrical Wire and Cable and OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security end market; and selectively expanding the Company’s geographic presence.

Consolidated Results

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011	Percent Change
Net sales	$1,522.7	$1,470.8	3.5%
Gross profit	$349.2	$338.7	3.1%
Operating expenses	$262.5	$261.2	0.5%
Operating income	$86.7	$77.5	11.8%

Net Sales: The Company’s net sales during the first quarter of 2012 increased $51.9 million, or 3.5%, compared with the prior year quarter. Unfavorable effects of foreign exchange rates decreased sales by $12.2 million while a decrease in copper prices decreased sales in the first quarter of 2012 by $14.6 million as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates and unfavorable effects of copper prices, the Company’s net sales increased $78.7 million, or approximately 5.4%, in the first quarter of 2012 as compared to the prior year quarter. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire and Cable and OEM Supply) reported year-on-year organic sales growth. The Company believes its positive sales results reflect the combined impact of relatively minimal improvement in macro economic factors and the success of global strategic growth initiatives.

Gross Margin: Gross margin decreased in the first quarter of 2012 to 22.9% as compared to 23.0% in the prior year quarter. The lower gross margin is a function of less favorable product and project mix. Gross margin also continues to be negatively impacted by pricing pressures in Europe. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $3.3 million in the first quarter of 2012 as compared to the prior year.

Operating Expenses: Operating expenses increased 0.5% from $261.2 million in the year ago period to $262.5 million in the first quarter of 2012. The first quarter of 2012 operating expenses included $2.3 million due to changes in foreign exchange rates while the prior year quarter included a $5.3 million restructuring charge in Europe. Excluding foreign exchange rate changes and the restructuring charge, operating expenses increased $8.9 million, or 3.5%, on a 5.4% organic increase in sales. The current quarter increase in operating expenses reflects higher benefit costs and higher variable costs associated with the increase in organic sales.

Operating Income: Operating income increased by $9.2 million, or 11.8%, to $86.7 million in the first quarter of 2012 as compared to $77.5 million in the first quarter of 2011. Lower copper prices decreased operating income by $3.3 million, while unfavorable foreign exchange rate changes decreased operating income by $0.2 million. The operating margin of 5.7% in the current quarter compares to 5.3% in the year ago quarter. Excluding the restructuring charge from the prior year quarter, operating margin improvement would have been 10 basis points. Lower gross margin, which was primarily due to the previously mentioned less favorable product and project mix and pricing pressures, was more than offset by lower operating expenses as a percent of sales.

Interest Expense: Despite an increase in the Company’s average cost of borrowings from 5.2% in the first quarter of 2011 to 5.5% in the current quarter, the Company’s consolidated interest expense has declined from $12.8 million in the first quarter of 2011 to $12.1 million in the current quarter. This is due to a decline in the total debt outstanding over the last twelve months. At the end of the first quarter of 2012, 63.3% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

ANIXTER INTERNATIONAL INC.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income for the first quarter of 2012 and 2011:

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011
Foreign exchange	$(2.2)	$(0.1)
Cash surrender value of life insurance policies	0.9	0.9
Other	(1.8)	(0.1)

	$(3.1)	$0.7

Due to the weakening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $2.2 million and $0.1 million in the three months ended March 30, 2012 and April 1, 2011, respectively. The current quarter also includes a charge for interest and penalties of $1.7 million for tax liabilities related to prior years.

Income Taxes: The tax provision for the first quarter of 2012 was $15.9 million compared to $24.5 million in the first quarter of 2011. In the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. As a result, the Company’s effective tax rate for the first quarter of 2012 was 22.3% as compared to 37.5% in the prior year period. Excluding the impact of the tax benefit, the current quarter tax rate was 35.8%.

Net Income from Continuing Operations: In the first quarter of 2012, net income from continuing operations was $55.6 million, or $1.62 per diluted share, representing an improvement of 43.4% on a per share basis compared to $40.9 million, or $1.13 per diluted share, reported in the year ago quarter. These comparisons have been impacted by the following:

•

In the first quarter of 2012, the charge for the interest and penalties associated with prior year tax liabilities of $1.7 million ($1.1 million net of tax, or $0.03 per diluted share) included in other, net and the tax benefit of $9.7 million ($0.28 per diluted share) included in income tax expense increased net income from continuing operations by a net amount of $8.6 million ($0.25 per diluted share).

•	In the first quarter of 2011, the $5.3 million restructuring charge decreased net income from continuing operations by $3.3 million, or $0.09 per diluted share.

After adjusting for these items, net income from continuing operations in the first quarter of 2012 would have been $47.0 million, or $1.37 per diluted share, which compares to adjusted net income from continuing operations of $44.2 million, or $1.22 per diluted share, in the prior year quarter. This represents a year-over-year increase in net income from continuing operations of 6.2% (an increase of 12.3% per diluted share).

North America Results

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011	Percent Change
Net sales	$1,069.1	$1,028.7	3.9%
Gross profit	$247.8	$239.4	3.5%
Operating expenses	$172.2	$169.0	1.9%
Operating income	$75.6	$70.4	7.3%

Net Sales: When compared to the first quarter of 2011, North America net sales in the first quarter of 2012 increased 3.9% to $1,069.1 million from $1,028.7 million. Excluding unfavorable effects of foreign exchange rate changes of $3.3 million and the unfavorable impact of copper prices of $13.1 million, North America net sales were $1,085.5 million in the first quarter of 2012, which represents an increase of $56.8 million, or approximately 5.5%, as compared to the year ago quarter. The Company believes its positive sales results reflect the combined impact of slight improvement in macroeconomic factors and the success of strategic growth initiatives.

ANIXTER INTERNATIONAL INC.

Gross Margin: Gross margin decreased to 23.2% year-over-year from 23.3% in the first quarter of 2011 mainly due to less favorable product and project mix. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $2.9 million in the first quarter of 2012 compared to the prior year quarter.

Operating Expenses: Operating expenses increased $3.2 million, or 1.9%, in the first quarter of 2012 from the year ago quarter. Foreign exchange rate changes decreased operating expenses by $0.4 million in the current quarter. Excluding the foreign exchange rate changes, operating expenses increased $3.6 million, or 2.2%, primarily due to higher benefit costs and variable costs associated with the 5.5% organic growth in sales.

Operating Income: The operating margin of 7.1% in the first quarter of 2012 compares to 6.8% in the first quarter of 2011. The 30 basis point improvement was driven by better operating expense leverage. Operating income increased by $5.2 million, or 7.3%, in the first quarter of 2012 as compared to the year ago quarter. Unfavorable foreign exchange rate changes decreased operating income by $0.3 million. Higher copper prices decreased operating income by $2.9 million.

Europe Results

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011	Percent Change
Net sales	$287.6	$285.6	0.7%
Gross profit	$66.5	$68.0	(2.0)%
Operating expenses	$62.9	$68.1	(7.5)%
Operating income (loss)	$3.6	$(0.1)	nm

nm – not meaningful

Net Sales: When compared to the first quarter of 2011, Europe net sales increased 0.7% to $287.6 million in the first quarter of 2012. Unfavorable foreign exchange rates decreased net sales by $7.1 million in the first quarter of 2012 while lower copper prices decreased sales by $1.5 million. Excluding the unfavorable effects of foreign exchange rate changes and copper price effects, Europe net sales were $296.2 million in the first quarter of 2012, which represents an organic increase of $10.6 million, or approximately 3.7%, year-over-year. This growth is driven by higher sales in the OEM Supply end market due to the increased manufacturing production in most vertical markets.

Gross Margin: Gross margin in the first quarter of 2012 was 23.1% compared to 23.8% in the corresponding period. The lower gross margin in the first quarter of 2012 is mainly due to pricing pressures as a result of lower product demand in both Enterprise Cabling and Security and Electrical Wire and Cable. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $0.4 million in the first quarter of 2012 compared to the prior period.

Operating Expenses: Operating expenses decreased $5.2 million, or 7.5%, in the first quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes decreased operating expenses by $1.7 million in the first quarter of 2012 while the prior year quarter included a $5.3 million restructuring charge. Excluding the foreign exchange rate changes and the effect of the prior year restructuring charge, operating expenses increased $1.8 million, or 2.9%, primarily related to higher variable costs associated with the 3.7% organic growth in sales.

Operating Income: Operating profit was $3.6 million in the first quarter compared to a loss of $0.1 million in the year ago period. Foreign exchange rate changes increased operating income by $0.1 million and lower copper prices decreased operating income by $0.4 million in the first quarter of 2012. Europe operating margin of 1.3% in the first quarter of 2012 reflected a 130 basis point improvement over the prior year quarter. Excluding the prior year restructuring charge, operating margin was down 50 basis points from the prior year. The impact of the weak economy on the cabling businesses could not be offset by strong growth in the OEM Supply end market.

ANIXTER INTERNATIONAL INC.

Emerging Markets Results

	Three Months Ended
(In millions)	March 30, 2012	April 1, 2011	Percent Change
Net sales	$166.0	$156.5	6.1%
Gross profit	$34.9	$31.3	11.2%
Operating expenses	$27.4	$24.1	13.7%
Operating income	$7.5	$7.2	2.9%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first quarter of 2012 increased 6.1% to $166.0 million from $156.5 million in the first quarter of 2011. Excluding the unfavorable impact from changes in foreign exchange rates of $1.8 million, Emerging Markets net sales increased 7.2%. All end markets contributed to the increase in sales in the first quarter of 2012 as compared to the year ago quarter. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the first quarter of 2012, Emerging Markets gross margin increased to 21.0% from 20.0% in the corresponding period in 2011. This increase was primarily driven by a change in the mix of sales among various countries and end markets. However, as the Company continues to grow its sales from the initiative to expand the Company’s Wire and Cable end market, a large portion of the sales increase will be related to lower margin project business.

Operating Expenses: Operating expenses increased $3.3 million in the first quarter of 2012, or 13.7%, compared to the first quarter of 2011. Foreign exchange rate changes decreased operating expenses by $0.2 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 14.3% as compared to the year ago quarter. This increase in operating expenses is due to investments to expand the Company’s presence in the Electrical Wire and Cable end market and the addition of new Emerging Markets locations in existing countries.

Operating Income: Emerging Markets operating income increased $0.3 million, or 2.9%, in the first quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes did not have a net impact on operating income. Operating margin declined in the first quarter of 2012 to 4.5% from 4.6% in the prior year ago period due to the strategic investments in this geographic segment.

Critical Accounting Policies and New Accounting Pronouncements

There were no material changes in the Company’s critical accounting policies since the filing of its 2011 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2011 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the Company’s market risks and related disclosures in Item 7A. of Part II in its Annual Report on Form 10-K for the year ended December 30, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of March 30, 2012 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2012. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 30, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 6. EXHIBITS.

(10)	Material contracts.

10.1	Separation Agreement, dated March 26, 2012, by and between Anixter Inc. and John A. Dul.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months March 30, 2012 and April 1, 2011, (ii) the Condensed Consolidated Balance Sheets at March 30, 2012 and December 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

May 4, 2012	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

May 4, 2012	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer