Form 10-Q
period 2012-06-29
ANIXTER INTERNATIONAL INC
filed 2012-08-02
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

At July 26, 2012, 33,223,578 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$1,577.0	$1,565.3	$3,099.7	$3,036.1
Cost of goods sold	1,219.1	1,207.3	2,392.6	2,339.4

Gross profit	357.9	358.0	707.1	696.7
Operating expenses	268.0	266.0	530.5	527.2

Operating income	89.9	92.0	176.6	169.5
Other expense:
Interest expense	(14.8)	(12.8)	(26.9)	(25.6)
Other, net	(5.5)	(1.6)	(8.6)	(0.9)

Income from continuing operations before income taxes	69.6	77.6	141.1	143.0
Income tax expense	25.6	29.2	41.5	53.7

Net income from continuing operations	44.0	48.4	99.6	89.3
(Loss) income from discontinued operations, net of tax	(0.1)	3.7	(0.4)	7.1

Net income	$43.9	$52.1	$99.2	$96.4

Income per share:
Basic:
Continuing operations	$1.32	$1.39	$2.98	$2.58
Discontinued operations	$(0.01)	$0.11	$(0.01)	$0.20

Net income	$1.31	$1.50	$2.97	$2.78

Diluted:
Continuing operations	$1.28	$1.33	$2.90	$2.47
Discontinued operations	$—	$0.10	$(0.01)	$0.19

Net income	$1.28	$1.43	$2.89	$2.66

Basic weighted-average common shares outstanding	33.5	34.8	33.4	34.7
Effect of dilutive securities:
Stock options and units	0.2	0.4	0.3	0.5
Convertible notes due 2013	0.6	0.6	0.6	0.6
Convertible notes due 2033	—	0.5	—	0.4

Diluted weighted-average common shares outstanding	34.3	36.3	34.3	36.2

Comprehensive income	$24.2	$58.6	$99.0	$121.8

Dividend declared per common share	$4.50	$—	$4.50	$—

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	June 29, 2012	December 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152.0	$106.1
Accounts receivable (Includes $530.0 and $524.6 at June 29, 2012 and December 30, 2011, respectively, associated with securitization facility)	1,222.8	1,151.0
Inventories	1,079.9	1,070.7
Deferred income taxes	34.8	37.7
Other current assets	36.0	37.4

Total current assets	2,525.5	2,402.9
Property and equipment, at cost	306.5	291.0
Accumulated depreciation	(210.4)	(202.7)

Net property and equipment	96.1	88.3
Goodwill	374.0	351.7
Other assets	220.1	191.1

Total assets	$3,215.7	$3,034.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748.9	$706.5
Accrued expenses	263.7	317.4
Short-term debt	7.5	3.0

Total current liabilities	1,020.1	1,026.9
Long-term debt (Includes $0 and $175.0 at June 29, 2012 and December 30, 2011, respectively, associated with securitization facility.)	1,031.3	806.8
Other liabilities	201.0	199.1

Total liabilities	2,252.4	2,032.8
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 33,476,636 and 33,228,049 shares issued and outstanding in 2012 and 2011, respectively	33.5	33.2
Capital surplus	212.3	196.5
Retained earnings	803.2	857.0
Accumulated other comprehensive loss:
Foreign currency translation	(5.8)	(0.5)
Unrecognized pension liability, net	(80.5)	(85.3)
Unrealized loss on derivatives, net	0.6	0.3

Total accumulated other comprehensive loss	(85.7)	(85.5)

Total stockholders’ equity	963.3	1,001.2

Total liabilities and stockholders’ equity	$3,215.7	$3,034.0

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
	(in millions)
Operating activities:
Net income	$99.2	$96.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.1	11.2
Accretion of debt discount	8.9	8.7
Stock-based compensation	8.1	5.2
Amortization of intangible assets	5.3	5.9
Amortization of deferred financing costs	1.4	1.2
Deferred income taxes	(6.8)	6.0
Excess income tax benefit from employee stock plans	(3.1)	(5.8)
Changes in current assets and liabilities, net	(64.9)	(111.8)
Other, net	—	(4.2)

Net cash provided by operating activities	59.2	12.8

Investing activities:
Acquisition of business, net of cash acquired	(56.2)	—
Capital expenditures, net	(18.6)	(14.5)

Net cash used in investing activities	(74.8)	(14.5)

Financing activities:
Proceeds from borrowings	372.8	620.5
Repayment of borrowings	(509.4)	(528.9)
Proceeds from issuance of Notes due 2019	350.0	—
Payment of special cash dividend	(150.6)	—
Deferred financing costs	(7.6)	(4.1)
Excess income tax benefit from employee stock plans	3.1	5.8
Proceeds from stock options exercised	1.8	11.7
Retirement of Convertible Notes due 2033 – debt component	—	(37.3)
Retirement of Convertible Notes due 2033 – equity component	—	(44.9)
Other	1.4	(0.8)

Net cash provided by financing activities	61.5	22.0

Increase in cash and cash equivalents	45.9	20.3
Cash and cash equivalents at beginning of period	106.1	78.4

Cash and cash equivalents at end of period	$152.0	$98.7

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

In August of 2011, the Company’s Board of Directors approved the sale of the Company’s Aerospace Hardware business (“Aerospace”), which served a variety of aerospace and defense OEMs throughout the world, and the transaction closed on August 26, 2011. Beginning in the third quarter of 2011, the Company began to present the results of this business as “Discontinued Operations” and the prior year Condensed Consolidated Statement of Comprehensive Income for the three and six months ended July 1, 2011 has been revised to reflect this classification. North American and Europe segment information presented in Note 9. “Business Segments” has also been revised from the prior year presentation to reflect the discontinued operations.

The following represents the components of the results from Discontinued Operations as reflected in the Company’s revised Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2011 (in millions):

	Three Months Ended	Six Months Ended
	July 1, 2011	July 1, 2011
Net sales	$47.5	$94.2
Operating income	$5.8	$11.4
Income from discontinued operations, before tax	$5.7	$11.2
Income tax expense	$2.0	$4.1
Income from discontinued operations, net of tax	$3.7	$7.1

Foreign currency translation: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized $4.6 million and $6.8 million in net foreign exchange losses in the three and six months ended June 29, 2012, respectively, and losses of $0.9 million and $1.0 million in the three and six months ended July 1, 2011, respectively. See “Other, net” discussion herein for further information regarding these losses.

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency-denominated accounts). The Company’s counterparties to its foreign currency forward contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 29, 2012 and December 30, 2011, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At June 29, 2012 and December 30, 2011, the notional amount of the foreign currency forward contracts outstanding was approximately $240.2 million and $161.3 million, respectively. The fair value of the Company’s foreign currency forward contracts was not significant at June 29, 2012 or December 30, 2011.

The following activity relates to foreign exchange gains and losses reflected in “Other, net” in the Company’s Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
(Loss) gains	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Remeasurement of balances denominated in foreign currencies	$(9.8)	$4.9	$(12.1)	$2.6
Revaluation of foreign currency forward contracts	6.0	(5.3)	6.9	(2.6)
Hedge costs	(0.8)	(0.5)	(1.6)	(1.0)

Total foreign exchange	$(4.6)	$(0.9)	$(6.8)	$(1.0)

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

As of June 29, 2012, the Company had one interest rate swap agreement outstanding with a notional amount of GBP 15 million. The GBP swap agreement obligates the Company to pay a fixed rate through July 2012. The fair value of the Company’s interest rate swap is determined by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements. At June 29, 2012, the interest rate swap was revalued at current interest rates, with the change in valuation reflected directly in “Accumulated Other Comprehensive Loss” in the Company’s Condensed Consolidated Balance Sheets. The fair market value of this agreement, which is the estimated exit price that the Company would pay to cancel the agreement, was not significant at June 29, 2012.

Recently issued and adopted accounting pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance was effective for the Company beginning in fiscal 2012 and the adoption of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements in 2012.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The provisions of ASC No. 220 were adopted by the Company at the beginning of 2012, which is when it became effective for the Company. The Company elected to present the items of net income and comprehensive income in one single continuous statement for interim presentation purposes. See the Company’s Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Beginning in the current fiscal year, the Company will consider this guidance when performing its goodwill impairment test which is done annually at the beginning of the third quarter.

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

NOTE 2. INCOME TAXES

The tax provision for the second quarter of 2012 was $25.6 million compared to $29.2 million in the corresponding period of last year. The Company’s effective tax rate for the second quarter of 2012 was 36.7% as compared to 37.6% in the prior year period.

The tax provision for the six months ended June 29, 2012 was $41.5 million compared to $53.7 million in the corresponding period of last year. During the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. As a result, the Company’s effective tax rate for the six months ended June 29, 2012 was 29.4% as compared to 37.6% in the prior year period. Excluding the impact of the tax benefit related to the reversal of deferred income tax valuation allowances, the effective tax rate for the six months ended June 29, 2012 would have been 36.3%.

The remaining difference between the statutory corporate federal tax rate of 35% and the effective tax rate was primarily due to state income taxes.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. DEBT

Debt is summarized below:

(In millions)	June 29, 2012	December 30, 2011
Long-term debt:
5.625% senior notes due 2019	$350.0	$—
1% convertible senior notes due 2013	289.0	280.3
5.95% senior notes due 2015	200.0	200.0
Revolving lines of credit and other	161.0	120.4
10.0% senior notes due 2014	31.3	31.1
Accounts receivable securitization facility	—	175.0

Total long-term debt	1,031.3	806.8
Short-term debt	7.5	3.0

Total debt	$1,038.8	$809.8

On April 30, 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $342.9 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.1 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

At June 29, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $1,038.8 million and $1,090.0 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The estimated fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. The Company’s weighted-average cost of borrowings was 6.2% and 5.0% for the three months ended June 29, 2012 and July 1, 2011, respectively, and 5.9% and 5.1% for the six months then ended, respectively. The Company’s 1% convertible senior notes due in February 2013 are classified as long-term as the Company has the intent and ability to refinance such convertible notes under existing long-term financing agreements.

On May 31, 2012, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes have been made to the program:

•	The size of the program increased from $275 million to $300 million.

•	The liquidity termination date of the program is now May 2015 (formerly May 2013).

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 95 basis points (previously Commercial Paper plus 90 basis points).

•	Unused capacity fees increased from 45 to 55 basis points to 47.5 to 57.5 basis points depending on utilization.

All other material terms and conditions remain unchanged.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under Anixter Inc.’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of June 29, 2012 and December 30, 2011, $530.0 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to Anixter Inc. until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

NOTE 4. PENSION PLANS

The Company has various defined benefit and defined contribution pension plans. The defined benefit plans of the Company are the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of the Company’s pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service (“IRS”) and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$2.8	$1.8	$1.4	$1.4	$4.2	$3.2
Interest cost	3.2	2.9	2.4	2.5	5.6	5.4
Expected return on plan assets	(2.4)	(2.9)	(2.4)	(2.6)	(4.8)	(5.5)
Net amortization	2.3	0.8	0.2	—	2.5	0.8

Net periodic cost	$5.9	$2.6	$1.6	$1.3	$7.5	$3.9

	Six Months Ended
	Domestic		Foreign		Total
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$5.0	$3.5	$2.8	$2.7	$7.8	$6.2
Interest cost	6.3	6.0	4.7	4.9	11.0	10.9
Expected return on plan assets	(5.6)	(5.9)	(4.9)	(5.1)	(10.5)	(11.0)
Net amortization	4.3	1.7	0.5	0.1	4.8	1.8
Curtailment loss	—	0.6	—	—	—	0.6

Net periodic cost	$10.0	$5.9	$3.1	$2.6	$13.1	$8.5

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2012	December 30, 2011
	(Unaudited)
Assets:
Current assets	$2,524.7	$2,404.0
Property, equipment and capital leases, net	109.5	102.3
Goodwill	374.0	351.7
Other assets	219.6	190.2

	$3,227.8	$3,048.2

Liabilities and Stockholder’s Equity:
Current liabilities	$1,016.4	$1,023.3
Subordinated notes payable to parent	1.0	6.0
Long-term debt	759.2	543.9
Other liabilities	199.4	198.2
Stockholder’s equity	1,251.8	1,276.8

	$3,227.8	$3,048.2

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$1,577.0	$1,565.3	$3,099.7	$3,036.1
Operating income	$91.1	$93.4	$179.1	$172.2
Income from continuing operations before income taxes	$75.7	$83.6	$153.5	$155.1
Net (loss) income from discontinued operations	$(0.1)	$3.7	$(0.4)	$7.1
Net income	$47.7	$54.9	$106.9	$103.8
Comprehensive income	$28.0	$61.4	$106.7	$129.2

NOTE 6. RESTRUCTURING CHARGE

In order to improve the profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that, when complete, will have eliminated a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Comprehensive Income for the six months ended July 1, 2011. The charge includes certain exit costs for leased facilities and employee severance charges which are expected to be fully paid by the end of fiscal 2013.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

Special Dividend

On April 24, 2012, the Company’s Board of Directors declared a special dividend of $4.50 per common share, or $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the second quarter of 2012 and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. The remaining dividend will be paid to holders of stock units upon vesting of the units.

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. The average exercise price of outstanding options decreased from $57.04 to $53.31, and the number of outstanding options increased from 0.7 million to 0.8 million. These changes resulted in no additional compensation expense.

The conversion rate of the Company’s Convertible Notes due 2013 was adjusted in May 2012 to 17.917 shares, compared to 16.727 shares, to reflect the special dividend. Although the Notes due 2013 are not currently convertible, the Company has reserved 5.4 million of its authorized shares, compared to 5.0 million shares before adjustment.

Stock-Based Compensation

At the end of the second quarter of 2012, there were 2.2 million shares reserved for issuance under various incentive plans. The Company’s Director Stock Unit Plan allows the Company to pay its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.

The Company granted 161,035 stock units to employees during the six months ended June 29, 2012. The grant-date fair value of the employee stock units was $69.40. During the three and six months ended June 29, 2012, the Company granted directors 6,163 and 12,843 stock units, respectively, with a weighted-average grant-date fair value of $72.53 and $65.83, respectively. The Company granted 59,148 stock options to employees during the six months ended June 29, 2012 that had a grant-date fair value of $26.21 and an exercise price of $64.86. The number of options and exercise price reflect the special dividend adjustment which was discussed previously. The fair value of the stock options granted during the six months ended June 29, 2012 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life
40.2%	1.2%	0%	6.125 years

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LEGAL CONTINGENCIES

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against the Company in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, the Company recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of the Company’s sale of its Aerospace business in the third quarter of 2011 the charge related to this matter was reclassified to discontinued operations in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations. In June 2011, the Company filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied the Company’s motion and confirmed the arbitration award in full. During the fourth quarter of 2011, the Company recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, the Company appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As of July 2012, the appeal has been fully briefed. As part of the appellate process, the Company has posted collateral by tendering $10.0 million to Raytheon in cash and posting a bond in favor of Raytheon in the amount of $12.4 million. In the event the judgment is upheld, Raytheon has agreed that post-judgment interest will not accrue on $10.0 million of the judgment from the date that the Company tendered the cash collateral. In the event the judgment is not upheld, the Company will receive a return of the cash and the bond.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of June 29, 2012, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

Segment information for net sales and operating income for the three and six months ended June 29, 2012 and July 1, 2011 and for total assets as of June 29, 2012 and December 30, 2011 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales:
North America	$1,128.8	$1,099.4	$2,197.9	$2,128.1
Europe	273.8	290.4	561.4	576.0
Emerging Markets	174.4	175.5	340.4	332.0

	$1,577.0	$1,565.3	$3,099.7	$3,036.1

Operating income:
North America	$79.5	$79.2	$155.1	$149.6
Europe	0.8	4.6	4.4	4.5
Emerging Markets	9.6	8.2	17.1	15.4

	$89.9	$92.0	$176.6	$169.5

	June 29, 2012	December 30, 2011
Total assets:
North America	$2,088.4	$2,015.9
Europe	633.3	622.3
Emerging Markets	494.0	395.8

	$3,215.7	$3,034.0

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes net sales by end market for the three and six months ended June 29, 2012 and July 1, 2011 (in millions):

	Three Months Ended
	June 29, 2012		July 1, 2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$820.4	52.0%	$820.0	52.4%
Electrical Wire & Cable	516.0	32.7%	499.1	31.9%
OEM Supply	240.6	15.3%	246.2	15.7%

Net Sales	$1,577.0	100.0%	$1,565.3	100.0%

	Six Months Ended
	June 29, 2012		July 1, 2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$1,599.6	51.6%	$1,580.2	52.0%
Electrical Wire & Cable	1,000.4	32.3%	973.4	32.1%
OEM Supply	499.7	16.1%	482.5	15.9%

Net Sales	$3,099.7	100.0%	$3,036.1	100.0%

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended June 29, 2012 (in millions):

	Six Months Ended June 29, 2012
	North America	Europe(a)	Emerging Markets	Total
Balance as of December 30, 2011	$329.2	$10.9	$11.6	$351.7
Acquisition related(b)	—	—	22.7	22.7
Foreign currency translation	(0.2)	(0.1)	(0.1)	(0.4)

Balance as of June 29, 2012	$329.0	$10.8	$34.2	$374.0

(a)	Europe’s goodwill balance includes $100.0 million of accumulated impairment losses at December 30, 2011 and June 29, 2012.
(b)	In June 2012, the Company paid $56.2 million, net of cash acquired and assumed approximately $10.5 million in debt, to acquire 100% of the stock of Jorvex, S.A., an electrical wire & cable distributor in Peru. The acquisition resulted in the preliminary allocation of $22.7 million to goodwill. The purchase price, which is subject to a net asset adjustment, and the purchase price allocation will be finalized when valuations of tangible and intangible assets acquired are completed. These valuations are expected to be finalized during 2012.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SUBSEQUENT EVENT

Subsequent to June 29, 2012, the Company announced a share repurchase program under which the Company may repurchase up to 1 million of its outstanding shares with the exact volume and timing dependent on market conditions.

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

Acquisition of Business

At the end of the second quarter, the Company acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. The Company paid $56.2 million, net of cash acquired, and assumed approximately $10.5 million in debt. The acquisition resulted in the preliminary allocation of $22.7 million to goodwill. The purchase price, which is subject to a net asset adjustment, and the purchase price allocation will be finalized when valuations of tangible and intangible assets acquired are completed. These valuations are expected to be finalized during 2012. As the purchase occurred at the end of the period, there was no impact to the Condensed Consolidated Statement of Comprehensive Income; however, the acquisition is included in the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows as of and for the three months ended June 29, 2012, respectively.

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

Net cash provided by operations was $59.2 million for the six months ended June 29, 2012, which compares to $12.8 million of cash provided by operations in the corresponding prior year period. The increase in cash provided by operations was due to lower working capital requirements associated with a lower sales growth rate in 2012 year over year. The Company expects positive cash flow for the full fiscal year 2012.

During the second quarter of 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. The Company’s Board of Directors also declared a special dividend of $4.50 per common share, or $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. The remaining dividend of $2.5 million is accrued and will be paid to holders of stock units upon vesting of the units.

At the end of the first half of 2012, the Company’s debt-to-total capital ratio was 51.9%, up from 44.7% at the end of 2011 and slightly above the Company’s targeted range of 45% to 50%. The Company has $289.4 million in available, committed, unused credit lines, no borrowings outstanding under its $300.0 million accounts receivable facility and $67.0 million of invested cash, resulting in over $650 million in total liquidity at the end of the second quarter of 2012, sufficient to meet liquidity requirements for the next twelve months.

With a quarter-end cash balance of $152.0 million and an expectation of continuing positive cash flow for the remainder of 2012, the Company will continue to evaluate the optimal use of these funds. The Company will maintain flexibility to utilize future cash flows to invest in the growth of the business, capitalize on strategic acquisition opportunities as they arise and selectively return capital to shareholders through share repurchases. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

Cash Flow

Net cash provided by operations was $59.2 million for the six months ended June 29, 2012 which compares to $12.8 million of cash provided by operations in the prior year period. The increase in cash provided by operations was due to lower working capital requirements associated with a lower sales growth rate in 2012 year over year.

ANIXTER INTERNATIONAL INC.

Consolidated net cash used in investing activities for the six months ended June 29, 2012 increased to $74.8 million which compares to $14.5 million in the prior year period. The Company spent $56.2 million in the second fiscal quarter of 2012 to acquire Jorvex. Capital expenditures increased $4.1 million to $18.6 million in the first six months of 2012 from $14.5 million in the prior year period. Capital expenditures are expected to be approximately $40 million for the full twelve months of 2012 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, warehouse equipment, information system upgrades and new software to support its infrastructure.

Net cash provided by financing activities were $61.5 million and $22.0 million in the six months ended June 29, 2012 and July 1, 2011, respectively. In the first half of 2012, the Company issued $350 million principal amount of Notes due 2019 and repaid other borrowings of $136.6 million. This compares to proceeds from borrowings of $91.6 million in the prior corresponding period in 2011. In 2012, the Company also paid $150.6 million of the special dividend that was declared during the second quarter of 2012. The remaining dividend of $2.5 million is accrued and will be paid to holders of stock units upon vesting of the units. In the first half of 2011, using available borrowings under the Company’s long-term revolving credit facility, the Company retired a portion of outstanding convertible debt for $82.2 million. This debt was fully retired by the end of 2011. During the first half of 2012 and 2011, the Company recorded deferred financing costs of $7.6 million and $4.1 million, respectively.

Financing

On April 30, 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Notes due 2019. The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $342.9 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.1 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

On May 31, 2012, the Company’s primary operating subsidiary, Anixter Inc., amended the agreements governing its accounts receivable securitization program. The following key changes have been made to the program:

•	The size of the program increased from $275 million to $300 million.

•	The liquidity termination date of the program is now May 2015 (formerly May 2013).

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 95 basis points (previously Commercial Paper plus 90 basis points).

•	Unused capacity fees increased from 45 to 55 basis points to 47.5 to 57.5 basis points depending on utilization.

All other material terms and conditions remain unchanged.

At June 29, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $1,038.8 million and $1,090.0 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The increase from the end of 2011 is due to the issuance of the Notes due 2019. The estimated fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. The Company’s weighted-average cost of borrowings was 6.2% and 5.0% for the three months ended June 29, 2012 and July 1, 2011, respectively, and 5.9% and 5.1% for the six months then ended, respectively. The Company’s 1% convertible senior notes due in February 2013 are classified as long-term as the Company has the intent and ability to refinance such convertible notes under existing long-term financing agreements.

ANIXTER INTERNATIONAL INC.

Under Anixter Inc.’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of June 29, 2012 and December 30, 2011, $530.0 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to Anixter Inc. until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are they expected to have, an adverse impact on the Company’s ability to meet its cash obligations.

Second Quarter 2012 Results of Continuing Operations

Executive Overview

The Company reported sales of $1,577.0 million in the three months ended June 29, 2012, an increase of $11.7 million, or 0.7% over sales of $1,565.3 million in the corresponding prior year period. Unfavorable effects of foreign exchange rates and a decrease in copper prices decreased sales by $34.4 million and $17.1 million, respectively, as compared to the prior year quarter. Excluding these unfavorable effects, the Company’s net sales increased $63.2 million, or approximately 4.0%. The Company’s slower revenue growth was primarily driven by persistent softness in the data infrastructure market coupled with a reduction in production rates by several OEM Supply customers. The Company believes this is due to the uncertain macro economic environment, reflected in lower levels of both corporate and consumer spending. The Company’s Electrical Wire & Cable business grew at a faster year-over-year rate in the second quarter than the first quarter of this year while the Enterprise Cabling and Security and OEM Supply businesses experienced slower year-over-year growth than in the first quarter of this year. A stronger US dollar and lower copper prices contributed to the slower revenue growth rate.

The Company’s strategic growth initiatives, combined with strong day-to-day execution, enabled it to improve its competitive position across all end markets in spite of the macro economic conditions. These efforts have once again helped bolster the Company’s sales performance in North America, which delivered the highest year-on-year organic sales growth rate of 4.9% among the Company’s geographic reporting segments. Emerging Markets and Europe organic sales grew year-over-year by 3.8% and 0.7%, respectively. Within the Company’s end markets, the Electrical Wire & Cable business delivered the highest organic sales growth rate improvement year-on-year of 8.8%. Despite a slowdown in billings due to project activity, Enterprise Cabling and Security and OEM Supply end markets delivered 1.8% and 1.9% organic sales growth, respectively.

Despite a smaller revenue increase than prior quarters, the Company’s continued focus on cost management helped deliver strong operating leverage. The Company delivered another quarter of positive organic sales growth in every region including Europe despite the very weak economic environment in that region. Second quarter of 2012 operating expenses of $268.0 million were 17% of sales, matching that of the prior year quarter. The second quarter of 2012 operating expenses were reduced by $6.6 million due to changes in foreign exchange rates. Excluding foreign exchange rate changes, operating expenses increased by $8.6 million, or 3.2%, on a 4.0% organic increase in sales, further demonstrating the leverage in the Company’s operating structure even in a lower growth quarter. Expense increases include higher pension benefit costs of $3.6 million as well as acquisition related costs of $0.6 million.

ANIXTER INTERNATIONAL INC.

The Company’s outlook for 2012 remains positive, as expected sales growth should position the Company to leverage its global supply chain platform in what has once again become a very volatile global economy. While global markets, particularly in Europe, are difficult to predict in the current economic climate, the Company’s strategic growth initiatives position it well to continue to expand its leadership position within the industry. In this more uncertain environment the Company will continue to manage expenses and working capital carefully, while pursuing strategic investments to build the business. The Company expects future growth to be fueled by adding new products and technologies to our portfolio; developing an end market presence in Electrical Wire & Cable and OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market; and selectively expanding the Company’s geographic presence.

Consolidated Results

	Three Months Ended
(In millions)	June 29, 2012	July 1, 2011	Percent Change
Net sales	$1,577.0	$1,565.3	0.7%
Gross profit	$357.9	$358.0	nm
Operating expenses	$268.0	$266.0	0.7%
Operating income	$89.9	$92.0	(2.3)%

nm – not meaningful

Net Sales: The Company’s net sales during the second quarter of 2012 increased $11.7 million, or 0.7%, compared with the prior year quarter. Unfavorable effects of foreign exchange rates and a decrease in copper prices decreased sales by $34.4 million and $17.1 million, respectively, as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $63.2 million, or approximately 4.0%, in the second quarter of 2012 as compared to the prior year quarter. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire & Cable and OEM Supply) reported year-on-year organic sales growth. The Company believes its positive sales results reflect the combined impact of strong day-to-day execution and the success of global strategic growth initiatives.

Gross Margin: Gross margin decreased in the second quarter of 2012 to 22.7% as compared to 22.9% in the prior year quarter. The lower gross margin is a function of less favorable product and project mix. Gross margin also continues to be negatively impacted by pricing pressures in Europe. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $3.7 million in the second quarter of 2012 as compared to the prior year. The Company’s overall gross margin improved despite the strong pricing pressure that exists in a falling copper price market combined with relatively weak demand in many parts of the world.

Operating Expenses: Operating expenses increased $2.0 million from $266.0 million in the year ago period to $268.0 million in the second quarter of 2012. The second quarter of 2012 operating expenses were reduced by $6.6 million due to changes in foreign exchange rates. Excluding foreign exchange rate changes, operating expenses increased $8.6 million, or 3.2%, on a 4.0% organic increase in sales. The current quarter increase in operating expenses include higher pension benefit costs of $3.6 million, acquisition related costs of $0.6 million and higher variable costs associated with the increase in organic sales of 4.0%.

Operating Income: Operating income decreased by $2.1 million, or 2.3%, to $89.9 million in the second quarter of 2012 as compared to $92.0 million in the second quarter of 2011. Unfavorable foreign exchange rate changes and copper prices decreased operating income by $0.9 million and $3.7 million, respectively. Excluding the unfavorable effects of foreign exchange rates and copper prices, operating income would have improved by 2.8%. The operating margin of 5.7% in the current quarter compares to 5.9% in the year ago quarter primarily due to lower gross margin partially offset by effective cost management.

ANIXTER INTERNATIONAL INC.

Interest Expense: The Company’s consolidated interest expense in the current quarter of $14.8 million increased by $2.0 million compared to the prior year quarter, driven by $3.2 million of incremental expense associated with the issuance of the Notes due 2019. This note offering was completed in anticipation of the February 2013 convertible notes redemption and results in a temporary increase in interest expense. At the end of the second quarter of 2012, 86% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income for the second quarter of 2012 and 2011:

	Three Months Ended
(In millions)	June 29, 2012	July 1, 2011
Foreign exchange	$(4.6)	$(0.9)
Cash surrender value of life insurance policies	(0.5)	(0.2)
Other	(0.4)	(0.5)

	$(5.5)	$(1.6)

Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $4.6 million and $0.9 million in the three months ended June 29, 2012 and July 1, 2011, respectively.

Income Taxes: The tax provision for the second quarter of 2012 was $25.6 million compared to $29.2 million in the second quarter of 2011. The Company’s effective tax rate for the second quarter of 2012 was 36.7% as compared to 37.6% in the prior year period.

Net Income from Continuing Operations: In the second quarter of 2012, net income from continuing operations was $44.0 million, or $1.28 per diluted share, representing a decline of 3.8% on a per share basis compared to $48.4 million, or $1.33 per diluted share, reported in the year ago quarter. Excluding the after tax impact of the incremental interest of $2.1 million, diluted earnings per share would have been $1.34.

North America Results

	Three Months Ended
(In millions)	June 29, 2012	July 1, 2011	Percent Change
Net sales	$1,128.8	$1,099.4	2.7%
Gross profit	$257.0	$253.5	1.4%
Operating expenses	$177.5	$174.3	1.9%
Operating income	$79.5	$79.2	0.3%

Net Sales: When compared to the second quarter of 2011, North America net sales in the second quarter of 2012 increased 2.7% to $1,128.8 million from $1,099.4 million. Excluding unfavorable effects of foreign exchange rate changes of $9.3 million and the unfavorable impact of copper prices of $15.6 million, North America net sales were $1,153.7 million in the second quarter of 2012, which represents an increase of $54.3 million, or approximately 4.9%, as compared to the year ago quarter. The Company believes its positive sales results reflect the success of its strategic growth initiatives.

Gross Margin: Gross margin decreased to 22.8% year-over-year from 23.1% in the second quarter of 2011 mainly due to less favorable product and project mix. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $3.4 million in the second quarter of 2012 compared to the prior year quarter.

ANIXTER INTERNATIONAL INC.

Operating Expenses: Operating expenses increased $3.2 million, or 1.9%, in the second quarter of 2012 from the year ago quarter. Foreign exchange rate changes decreased operating expenses by $1.3 million in the current quarter. Excluding the foreign exchange rate changes, operating expenses increased $4.5 million, or 2.6%, primarily due to higher pension benefit costs and variable costs associated with the 4.9% organic growth in sales.

Operating Income: The operating margin of 7.0% in the second quarter of 2012 compares to 7.2% in the second quarter of 2011. The 20 basis point decline was driven primarily by lower gross margin partially offset by strong cost management. Operating income increased by $0.3 million, or 0.3%, in the second quarter of 2012 as compared to the year ago quarter. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $0.7 million and $3.4 million, respectively. Excluding the impact of foreign exchange rate changes and copper pricing, operating income would have improved 5.6%.

Europe Results

	Three Months Ended
(In millions)	June 29, 2012	July 1, 2011	Percent Change
Net sales	$273.8	$290.4	(5.8)%
Gross profit	$63.1	$70.3	(10.3)%
Operating expenses	$62.3	$65.7	(5.2)%
Operating income	$0.8	$4.6	(82.8)%

Net Sales: When compared to the second quarter of 2011, Europe net sales decreased 5.8% to $273.8 million in the second quarter of 2012. Unfavorable foreign exchange rates and lower copper prices decreased net sales by $17.3 million and $1.5 million, respectively. Excluding the unfavorable effects of foreign exchange rate changes and copper price effects, Europe net sales were $292.6 million in the second quarter of 2012, which represents an organic increase of $2.2 million, or approximately 0.7% year-over-year. This growth is driven by higher sales in the Electrical Wire & Cable end market. The impact of the weak economy in this region, combined with the stronger U.S. dollar, put significant pressure on revenue in the quarter.

Gross Margin: Gross margin in the second quarter of 2012 was 23.0% compared to 24.2% in the corresponding period. Gross margin continues to be affected by pricing pressures as a result of lower product demand in both Enterprise Cabling and Security and OEM Supply end markets. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $0.3 million in the second quarter of 2012 compared to the prior period.

Operating Expenses: Operating expenses decreased $3.4 million, or 5.2%, in the second quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes decreased operating expenses by $4.4 million in the second quarter of 2012. Excluding the foreign exchange rate changes, operating expenses increased $1.0 million, or 1.6%, primarily related to higher variable costs associated with the 0.7% organic growth in sales. The impact of the weak economy combined with the strong U.S. dollar also contributed to the unfavorable operating expense leverage.

Operating Income: Operating profit was $0.8 million in the second quarter compared to $4.6 million in the year ago period. Foreign exchange rate changes increased operating income by $0.4 million while lower copper prices decreased operating income by $0.3 million in the second quarter of 2012. Europe operating margin of 0.3% in the second quarter of 2012 reflected a 130 basis point decline over the prior year quarter.

Emerging Markets Results

	Three Months Ended
(In millions)	June 29, 2012	July 1, 2011	Percent Change
Net sales	$174.4	$175.5	(0.7)%
Gross profit	$37.8	$34.2	10.7%
Operating expenses	$28.2	$26.0	8.2%
Operating income	$9.6	$8.2	18.6%

ANIXTER INTERNATIONAL INC.

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the second quarter of 2012 decreased 0.7% to $174.4 million from $175.5 million in the second quarter of 2011. Excluding the unfavorable impact from changes in foreign exchange rates of $7.8 million, Emerging Markets net sales increased 3.8%. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the second quarter of 2012, Emerging Markets gross margin increased to 21.7% from 19.5% in the corresponding period in 2011. This increase was primarily driven by a change in the mix of sales among various countries and end markets. However, as the Company continues to grow its sales from the initiative to expand the Company’s Electrical Wire & Cable end market, which showed a $3.0 million or 14.7% organic growth in net sales, a large portion of the sales increase will be related to lower margin project business.

Operating Expenses: Operating expenses increased $2.2 million in the second quarter of 2012, or 8.2%, compared to the second quarter of 2011. Foreign exchange rate changes decreased operating expenses by $0.9 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes, operating expenses increased 11.9% as compared to the year ago quarter. This increase in operating expenses is primarily due to strategic investments to expand the Company’s presence in the Electrical Wire & Cable end market, the addition of new Emerging Markets locations in existing countries as well as additional variable costs associated with the organic sales increase of 3.8%.

Operating Income: Emerging Markets operating income increased $1.4 million, or 18.6%, in the second quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes decreased operating income by $0.6 million. Operating margin increased in the second quarter of 2012 to 5.6% from 4.6% in the prior year ago period as the Company is realizing the benefits of its strategic investments.

Six Months Ended June 29, 2012 Results of Continuing Operations

Consolidated Results

	Six Months Ended
	June 29, 2012	July 1, 2011	Percent Change
	(In millions)
Net sales	$3,099.7	$3,036.1	2.1%
Gross profit	$707.1	$696.7	1.5%
Operating expenses	$530.5	$527.2	0.6%
Operating income	$176.6	$169.5	4.1%

Net Sales: The Company’s net sales during the six months ended June 29, 2012 increased $63.6 million, or 2.1%, compared with the year ago period. Unfavorable effects of foreign exchange rates and a decrease in copper prices decreased sales by $46.6 million and $31.7 million, respectively, as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates and copper prices, the Company’s net sales increased $141.9 million, or approximately 4.7%, in the first six months of 2012 as compared to the first six months of 2011. All geographic segments as well as all worldwide end markets (Enterprise Cabling and Security, Electrical Wire & Cable and OEM Supply) reported year-on-year organic sales growth. The Company believes its positive sales results reflect the combined impact of strong day-to-day execution and, despite an uncertain macro-economic environment, the success of its global strategic growth initiatives.

Gross Margin: Gross margin decreased in the first six months of 2012 to 22.8% as compared to 22.9% in the prior year period. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $7.0 million in the first six months of 2012 as compared to the prior year. The Company’s overall gross margin improved despite the strong pricing pressure that exists in a falling copper price market combined with relatively weak demand in many parts of the world.

ANIXTER INTERNATIONAL INC.

Operating Expenses: Operating expenses increased 0.6% from $527.2 million in the year ago period to $530.5 million in the first six months of 2012. The first half of 2012 operating expenses were reduced by $8.9 million due to changes in foreign exchange rates while the prior year included a $5.3 million restructuring charge in Europe. Excluding changes in foreign exchange rates and the restructuring charge, operating expenses increased $17.5 million, or 3.4%. The current period increase in operating expenses include higher pension benefit costs of $4.6 million, acquisition related costs of $0.6 million and higher variable costs associated with the increase in organic sales of 4.7%.

Operating Income: Operating income increased by $7.1 million, or 4.1%, to $176.6 million in the first six months of 2012 as compared to $169.5 million in the first six months of 2011. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $1.1 million and $7.0 million, respectively. Excluding the impact of foreign exchange rate changes and copper pricing, operating income would have improved 9.0%. The operating margin of 5.7% in the first half of 2012 compares to 5.6% in the year ago period. Excluding the restructuring charge from operating income for the prior year period, the Company’s operating margin would have been 5.8%.

Interest Expense: Consolidated interest expense was $26.9 million and $25.6 million in the first six months of 2012 and 2011, respectively. The increase in interest expense was driven by $3.2 million of incremental expense associated with the issuance of the Notes due 2019. This note offering was completed in anticipation of the February 2013 convertible notes redemption and results in a temporary increase in interest expense. The Company’s average cost of debt was 5.9% in the first six months of 2012 from 5.1% in the year ago period.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the first six months of 2012 and 2011:

	Six Months Ended
	June 29, 2012	July 1, 2011
	(In millions)
Foreign exchange	$(6.8)	$(1.0)
Cash surrender value of life insurance policies	0.4	0.7
Other	(2.2)	(0.6)

	$(8.6)	$(0.9)

Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $6.8 million and $1.0 million in the first six months of 2012 and 2011, respectively. The amounts reported as “Other” expense include a charge for interest and penalties of $1.7 million during the six months ended June 29, 2012, relating to certain prior year income tax liabilities.

Income Taxes: The tax provision for the six months ended June 29, 2012 was $41.5 million compared to $53.7 million in the corresponding period of last year. During the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. As a result, the Company’s effective tax rate for the six months ended June 29, 2012 was 29.4% as compared to 37.6% in the prior year period. Excluding the impact related to the reversal of deferred income tax valuation allowances, the effective tax rate for the six months ended June 29, 2012 was 36.3%.

Net Income from Continuing Operations: For the first six months of 2012, the Company reported net income from continuing operations of $99.6 million, or $2.90 per diluted share, compared to $89.3 million, or $2.47 per diluted share, reported in the year ago period. The year-on-year comparisons were impacted by the following:

•

In the first quarter of 2012, the charge for the interest and penalties associated with prior year income tax liabilities of $1.7 million ($1.1 million net of tax, or $0.03 per diluted share) included in Other, net, the first quarter of 2012 income tax benefit of $9.7 million ($0.28 per diluted share) included in income tax expense and the second quarter of 2012 incremental interest of $3.2 million ($2.1 million net of tax, or $0.06 per diluted share). These items increased net income from continuing operations by a net amount of $6.5 million ($0.19 per diluted share).

•	In the first quarter of 2011, the $5.3 million restructuring charge decreased net income from continuing operations by $3.3 million, or $0.09 per diluted share.

ANIXTER INTERNATIONAL INC.

After adjusting for these items, net income from continuing operations in the first six months of 2012 would have been $93.1 million, or $2.71 per diluted share, which compares to adjusted net income from continuing operations of $92.6 million, or $2.56 per diluted share, in the prior year period. This represents a year-over-year increase in net income from continuing operations of 0.5% (an increase of 5.9% per diluted share).

North America Results

	Six Months Ended
	June 29, 2012	July 1, 2011	Percent Change
	(In millions)
Net sales	$2,197.9	$2,128.1	3.3%
Gross profit	$504.8	$492.9	2.4%
Operating expenses	$349.7	$343.3	1.9%
Operating income	$155.1	$149.6	3.6%

Net Sales: When compared to the first six months of 2011, North America net sales in the first six months of 2012 increased $69.8 million, or 3.3%, to $2,197.9 million from $2,128.1 million. Excluding unfavorable effects of foreign exchange rate changes and lower copper prices of $12.6 million and $28.7 million, respectively, North America net sales were $2,239.2 million in the first six months of 2012, which represents an increase of $111.1 million, or approximately 5.2%, as compared to the corresponding period in the prior year. The Company believes its positive sales results reflect the success of its strategic growth initiatives.

Gross Margin: Gross margin decreased to 23.0% in the first six months of 2012 from 23.2% in the first six months of 2011. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $6.3 million in the first six months of 2012 compared to the corresponding period in the prior year. The Company’s overall gross margin improved despite the strong pricing pressure that exists in a falling copper price market.

Operating Expenses: Operating expenses increased $6.4 million, or 1.9%, in the first six months of 2012 from the year ago period. Foreign exchange rate changes decreased operating expenses by $1.7 million in the first six months. Excluding foreign exchange rate changes, operating expenses increased $8.1 million, or 2.4%, primarily due to variable costs associated with the 5.2% organic growth in sales and higher pension benefit costs and variable costs associated with the 5.2% organic growth in sales.

Operating Income: The operating margin increased to 7.1% in the first six months of 2012 compared to 7.0% in the first six months of 2011. The improvement in operating margin was driven by sales mix. Operating income increased by $5.5 million, or 3.6%, in the first six months of 2012 as compared to the year ago period. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $1.0 million and $6.3 million, respectively. Excluding the impact of foreign exchange rate changes and copper pricing, operating income would have improved 8.6%.

Europe Results

	Six Months Ended
	June 29, 2012	July 1, 2011	Percent Change
	(In millions)
Net sales	$561.4	$576.0	(2.5)%
Gross profit	$129.6	$138.3	(6.3)%
Operating expenses	$125.2	$133.8	(6.4)%
Operating income	$4.4	$4.5	(2.3)%

ANIXTER INTERNATIONAL INC.

Net Sales: When compared to the first six months of 2011, Europe net sales decreased 2.5% to $561.4 million in the first six months of 2012. Unfavorable foreign exchange rates and lower copper prices decreased net sales by $24.4 million and $3.0 million, respectively, in the first six months of 2012. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $588.8 million in the first six months of 2012, which represents an organic increase of $12.8 million, or approximately 2.2%, over the first six months of 2011. This growth was driven by higher sales in the OEM Supply end market in the first quarter of 2012 due to the increased manufacturing production in most vertical markets, together with solid growth in the Electrical Wire & Cable end market.

Gross Margin: Gross margin in the six months ended June 29, 2012 was 23.1% compared to 24.0% in the corresponding period in 2011. Gross margin continues to face pricing pressures as a result of lower product demand in both Enterprise Cabling and Security and OEM Supply end markets. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of lower copper prices decreased gross profit dollars by $0.7 million in the first six months of 2012 as compared to the corresponding period in the prior year.

Operating Expenses: Operating expenses decreased $8.6 million, or 6.4%, in the first six months of 2012 compared to the first six months of 2011. Foreign exchange rate changes decreased operating expenses by $6.1 million in the first six months of 2012 while the prior year included a $5.3 million restructuring charge. Excluding foreign exchange rate changes and the effect of the prior year restructuring charge, operating expenses increased $2.8 million, or 2.3%, primarily due to variable costs associated with the 2.2% organic growth in sales in the first six months of 2012.

Operating Income: Operating profit was $4.4 million in the first six months which compared to $4.5 million in the year ago period. Foreign exchange rate changes increased operating income by $0.5 million while lower copper prices decreased operating income by $0.7 million. Excluding the impact of foreign exchange rate changes and copper pricing, operating income would have improved 1.8%. Europe operating margin of 0.8% in the first six months of 2012 was flat compared to the prior year. Excluding the prior year restructuring charge, operating margin was down 90 basis points from the prior year. The impact of the weak economy on the Enterprise Cabling and Security business could not be offset by stronger growth in the Electrical Wire & Cable and OEM Supply end markets.

Emerging Markets Results

	Six Months Ended
	June 29, 2012	July 1, 2011	Percent Change
	(In millions)
Net sales	$340.4	$332.0	2.5%
Gross profit	$72.7	$65.5	10.9%
Operating expenses	$55.6	$50.1	10.8%
Operating income	$17.1	$15.4	11.2%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first six months of 2012 increased 2.5% to $340.4 million from $332.0 million in the first six months of 2011. Excluding the unfavorable impact from changes in foreign exchange rates of $9.6 million, Emerging Markets net sales increased 5.4%. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the six months ended June 29, 2012, Emerging Markets gross margin increased to 21.4% from 19.7% in the corresponding period in 2011. This increase was primarily driven by a change in the mix of sales among various countries and end markets combined with more favorable product mix. As the Company continues to grow its sales from its initiative to expand the Company’s Electrical Wire & Cable end market, a large portion of the sales increase is related to lower margin project business.

ANIXTER INTERNATIONAL INC.

Operating Expenses: Operating expenses increased $5.5 million in the first six months of 2012, or 10.8%, compared to the first six months of 2011. Foreign exchange rate changes decreased operating expenses by $1.1 million as compared to the year ago period. Excluding the effects of foreign exchange rate, operating expenses increased 13.1% as compared to the year ago period. This increase in operating expenses is in part due to investments within Latin America to expand the Company’s presence in the Electrical Wire & Cable end market, the addition of new Emerging Markets locations in existing countries and additional variable costs associated with the organic sales increase of 5.4%.

Operating Income: Emerging Markets operating income increased $1.7 million, or 11.2%, in the first six months of 2012 compared to the first six months of 2011. The impact of foreign exchange rates decreased operating income by $0.6 million. Operating margin increased in the first six months of 2012 to 5.0% from 4.6% in the first six months of 2011 due to the strategic investments in this geographic segment.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of June 29, 2012 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2012. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANIXTER INTERNATIONAL INC.

ITEM 6.	EXHIBITS.

(4) Instruments defining the rights of security holders, including indentures.

4.1	Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2012, with respect to Debt Securities and Guarantees (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Current Report on Form 8-K filed April 30, 2012, File No. 001-10212).

4.2	First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2012, with respect to 5.625% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to the Anixter International Inc. Current Report on Form 8-K filed April 30, 2012, File No. 001-10212).

4.3	Form of 5.625% Senior Note due 2019 (Incorporated by reference to Exhibit 4.3 to the Anixter International Inc. Current Report on Form 8-K filed April 30, 2012, File No. 001-10212).

(10) Material contracts.

10.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of May 31, 2012, between Anixter Inc., as Originator, and Anixter Receivables Corporation, as Buyer. (Incorporated by reference to Exhibit 10.1 to the Anixter International Inc. Current Report on Form 8-K filed June 1, 2012, File No. 001-10212).

10.2	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, dated as of May 31, 2012, among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC) and Three Pillars Funding LLC, as Conduits, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (“J.P. Morgan”), as Managing Agents, and J.P. Morgan, as Agent for the Purchasers. (Incorporated by reference to Exhibit 10.2 to the Anixter International Inc. Current Report on Form 8-K filed June 1, 2012, File No. 001-10212).

(31) Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANIXTER INTERNATIONAL INC.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 29, 2012 and July 1, 2011, (ii) the Condensed Consolidated Balance Sheets at June 29, 2012 and December 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months and six months ended June 29, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

August 2, 2012	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

August 2, 2012	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer