Form 10-Q
period 2012-09-28
ANIXTER INTERNATIONAL INC
filed 2012-10-29
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

At October 24, 2012, 32,247,314 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$1,609.0	$1,611.8	$4,708.7	$4,647.9
Cost of goods sold	1,250.3	1,249.8	3,642.9	3,589.2

Gross profit	358.7	362.0	1,065.8	1,058.7
Operating expenses	264.2	260.3	794.7	787.5
Impairment of goodwill and long-lived assets	27.2	—	27.2	—

Operating income	67.3	101.7	243.9	271.2
Other expense:
Interest expense	(16.6)	(12.5)	(43.5)	(38.1)
Other, net	(3.2)	(5.9)	(11.8)	(6.8)

Income from continuing operations before income taxes	47.5	83.3	188.6	226.3
Income tax expense	27.7	21.7	69.2	75.4

Net income from continuing operations	19.8	61.6	119.4	150.9
Income (loss) from discontinued operations, net of tax	0.7	(18.1)	0.3	(11.0)

Net income	$20.5	$43.5	$119.7	$139.9

Income per share:
Basic:
Continuing operations	$0.60	$1.80	$3.59	$4.37
Discontinued operations	$0.02	$(0.53)	$0.01	$(0.32)

Net income	$0.62	$1.27	$3.60	$4.05

Diluted:
Continuing operations	$0.59	$1.78	$3.51	$4.23
Discontinued operations	$0.02	$(0.52)	$0.01	$(0.31)

Net income	$0.61	$1.26	$3.52	$3.92

Basic weighted-average common shares outstanding	33.0	34.3	33.3	34.5
Effect of dilutive securities:
Stock options and units	0.3	0.3	0.3	0.5
Convertible notes due 2013	0.2	—	0.4	0.3
Convertible notes due 2033	—	—	—	0.4

Diluted weighted-average common shares outstanding	33.5	34.6	34.0	35.7

Comprehensive income	$47.3	$10.3	$146.3	$132.1

Dividend declared per common share	$—	$—	$4.50	$—

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	September 28, 2012	December 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136.6	$106.1
Accounts receivable (Includes $545.7 and $524.6 at September 28, 2012 and December 30, 2011, respectively, associated with securitization facility)	1,250.1	1,151.0
Inventories	1,067.3	1,070.7
Deferred income taxes	27.0	37.7
Other current assets	35.0	37.4

Total current assets	2,516.0	2,402.9
Property and equipment, at cost	310.6	291.0
Accumulated depreciation	(215.6)	(202.7)

Net property and equipment	95.0	88.3
Goodwill	360.1	351.7
Other assets	216.1	191.1

Total assets	$3,187.2	$3,034.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745.8	$706.5
Accrued expenses	246.4	317.4
Short-term debt	2.4	3.0

Total current liabilities	994.6	1,026.9
Long-term debt (Includes $0 and $175.0 at September 28, 2012 and December 30, 2011, respectively, associated with securitization facility.)	1,031.6	806.8
Other liabilities	203.7	199.1

Total liabilities	2,229.9	2,032.8
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 32,550,923 and 33,228,049 shares issued and outstanding at September 28, 2012 and December 30, 2011, respectively	32.6	33.2
Capital surplus	215.6	196.5
Retained earnings	768.0	857.0
Accumulated other comprehensive loss:
Foreign currency translation	19.7	(0.5)
Unrecognized pension liability, net	(78.9)	(85.3)
Unrealized loss on derivatives, net	0.3	0.3

Total accumulated other comprehensive loss	(58.9)	(85.5)

Total stockholders’ equity	957.3	1,001.2

Total liabilities and stockholders’ equity	$3,187.2	$3,034.0

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(in millions)
Operating activities:
Net income	$119.7	$139.9
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	27.2	—
Loss on sale of business	—	22.6
Depreciation	16.4	16.6
Accretion of debt discount	13.4	12.9
Stock-based compensation	11.6	8.3
Amortization of intangible assets	7.8	8.7
Amortization of deferred financing costs	2.2	1.8
Deferred income taxes	0.8	9.2
Excess income tax benefit from employee stock plans	(3.1)	(6.2)
Changes in current assets and liabilities, net	(72.0)	(179.1)
Other, net	1.9	(3.2)

Net cash provided by operating activities	125.9	31.5
Investing activities:
Acquisition of business, net of cash acquired	(55.8)	—
Capital expenditures, net	(26.5)	(19.8)
Net proceeds from sale of business	—	137.6
Return of escrow funds from prior acquisition	—	1.6

Net cash (used in) provided by investing activities	(82.3)	119.4
Financing activities:
Proceeds from borrowings	446.4	823.1
Repayment of borrowings	(601.8)	(809.2)
Proceeds from issuance of Notes due 2019	350.0	—
Payment of special cash dividend	(150.6)	—
Purchases of common stock for treasury	(56.6)	(107.5)
Deferred financing costs	(7.6)	(4.1)
Excess income tax benefit from employee stock plans	3.1	6.2
Proceeds from stock options exercised	2.5	13.1
Retirement of Convertible Notes due 2033 – debt component	—	(48.9)
Retirement of Convertible Notes due 2033 – equity component	—	(44.9)
Other	1.5	(0.8)

Net cash used in financing activities	(13.1)	(173.0)

Increase (decrease) in cash and cash equivalents	30.5	(22.1)
Cash and cash equivalents at beginning of period	106.1	78.4

Cash and cash equivalents at end of period	$136.6	$56.3

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

Foreign currency translation: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income. The Company recognized $3.5 million and $10.3 million in net foreign exchange losses, including the effects of foreign currency forward contracts and hedging costs, in the three and nine months ended September 28, 2012, respectively, and losses of $4.0 million and $5.0 million in the three and nine months ended September 30, 2011, respectively. See “Other, net” discussion herein for further information regarding these losses.

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

The Company does not hedge 100% of its foreign currency-denominated accounts and results of the hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 28, 2012 and December 30, 2011, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income partially offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 28, 2012 and December 30, 2011, the notional amount of the foreign currency forward contracts outstanding was approximately $377.0 million and $161.3 million, respectively. The fair value of the Company’s foreign currency forward contracts was not significant at September 28, 2012.

The following activity relates to foreign exchange gains and losses reflected in “Other, net” in the Company’s Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
(Loss) gains	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Remeasurement of balances denominated in foreign currencies	$—	$(0.1)	$(12.1)	$2.5
Revaluation of foreign currency forward contracts	(2.7)	(3.1)	4.2	(5.7)
Hedge costs	(0.8)	(0.8)	(2.4)	(1.8)

Total foreign exchange	$(3.5)	$(4.0)	$(10.3)	$(5.0)

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The provisions of ASU 2011-08 were considered in the Company’s annual goodwill impairment evaluation during the third quarter of 2012. For further information, see Note 7. “Impairment of Goodwill and Long-Lived Assets” in the Notes to the Condensed Consolidated Financial Statements.

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

NOTE 2. INCOME TAXES

The tax provision on continuing operations for the third quarter of 2012 was $27.7 million compared to $21.7 million in the corresponding period of last year. The Company’s effective tax rate for the third quarter of 2012 was 58.4% as compared to 26.1% in the prior year period. The third quarter of 2012 includes a net tax benefit of $1.0 million associated with $28.4 million impairment and inventory charges in Europe (see Note 7. “Impairment of Goodwill and Long-Lived Assets” for further information). The tax impact of these charges differs from the statutory rate as the goodwill impairment is not deductible for tax purposes and the other charges result in an increase in valuation allowances. Excluding the impact of the charge, the adjusted tax rate in the current quarter was 37.8% which includes additional expense due to the geographical mix changes in forecasted earnings. The prior year third quarter results included a net tax benefit of $8.8 million primarily related to the reversal of deferred income tax valuation reserves. Excluding this benefit, the adjusted tax rate for the prior year third quarter was 36.6%.

The tax provision on continuing operations for the nine months ended September 28, 2012 was $69.2 million compared to $75.4 million in the corresponding period of last year. During the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. The prior year nine month results included a net tax benefit of $8.8 million primarily related to the reversal of deferred income tax valuation reserves. As a result, the Company’s effective tax rate for the nine months ended September 28, 2012 was 36.7% as compared to 33.3% in the prior year period. Excluding the impact of the third quarter charge described herein, the current year tax benefits related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions and the prior year net tax benefit, the adjusted tax rate in the first nine months of 2012 was 36.8% compared to 37.2% in the year ago period.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining difference between the statutory corporate federal tax rate of 35% and the effective tax rate was primarily due to state income taxes.

NOTE 3. DEBT

Debt is summarized below:

(In millions)	September 28, 2012	December 30, 2011
Long-term debt:
5.625% senior notes due 2019	$350.0	$—
1% convertible senior notes due 2013	293.3	280.3
5.95% senior notes due 2015	200.0	200.0
Revolving lines of credit and other	156.9	120.4
10.0% senior notes due 2014	31.4	31.1
Accounts receivable securitization facility	—	175.0

Total long-term debt	1,031.6	806.8
Short-term debt	2.4	3.0

Total debt	$1,034.0	$809.8

At September 28, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $1,034.0 million and $1,102.1 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The estimated fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. The Company’s weighted-average cost of borrowings was 6.3% and 4.9% for the three months ended September 28, 2012 and September 30, 2011, respectively, and 6.0% and 5.0% for the nine months then ended, respectively. The Company’s 1% convertible senior notes due in February 2013 are classified as long-term as the Company has the intent and ability to refinance such convertible notes under existing long-term financing agreements.

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

On May 31, 2012, Anixter Inc. amended the agreements governing its accounts receivable securitization program. The following key changes have been made to the program:

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All other material terms and conditions remain unchanged.

Under Anixter Inc.’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of September 28, 2012 and December 30, 2011, $545.7 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to Anixter Inc. until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

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

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$2.6	$1.8	$1.4	$1.3	$4.0	$3.1
Interest cost	3.1	3.0	2.3	2.5	5.4	5.5
Expected return on plan assets	(2.8)	(2.9)	(2.4)	(2.6)	(5.2)	(5.5)
Net amortization	2.1	0.8	0.2	0.1	2.3	0.9

Net periodic cost	$5.0	$2.7	$1.5	$1.3	$6.5	$4.0

	Nine Months Ended
	Domestic		Foreign		Total
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$7.6	$5.3	$4.2	$4.0	$11.8	$9.3
Interest cost	9.4	9.0	7.0	7.4	16.4	16.4
Expected return on plan assets	(8.4)	(8.8)	(7.3)	(7.7)	(15.7)	(16.5)
Net amortization	6.4	2.5	0.7	0.2	7.1	2.7
Curtailment loss	—	0.6	—	—	—	0.6

Net periodic cost	$15.0	$8.6	$4.6	$3.9	$19.6	$12.5

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2012	December 30, 2011
	(Unaudited)
Assets:
Current assets	$2,517.5	$2,404.0
Property, equipment and capital leases, net	108.1	102.3
Goodwill	360.1	351.7
Other assets	215.7	190.2

	$3,201.4	$3,048.2

Liabilities and Stockholder’s Equity:
Current liabilities	$991.1	$1,023.3
Subordinated notes payable to parent	0.5	6.0
Long-term debt	754.9	543.9
Other liabilities	202.1	198.2
Stockholder’s equity	1,252.8	1,276.8

	$3,201.4	$3,048.2

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$1,609.0	$1,611.8	$4,708.7	$4,647.9
Operating income	$68.8	$103.1	$247.9	$275.3
Income from continuing operations before income taxes	$53.9	$89.6	$207.4	$244.6
Net income (loss) from discontinued operations	$0.7	$(18.1)	$0.3	$(11.0)
Net income	$24.4	$47.4	$131.3	$151.2
Comprehensive income	$51.2	$14.2	$157.9	$143.4

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. RESTRUCTURING CHARGE

In order to improve the profitability of the Company’s European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that, when complete, will have eliminated a number of European facilities and reduce operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million which is included in “Operating Expenses” in the Company’s Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2011. The charge includes certain exit costs for leased facilities and employee severance charges which are expected to be fully paid by the end of fiscal 2013. The remaining unpaid amounts of $0.5 million as of September 28, 2012 are recorded within “Accrued expenses” on the Condensed Consolidated Balance Sheets.

NOTE 7. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The Company does not have any material indefinite-lived intangible assets. The Company’s long-lived assets include definite-lived intangibles which are primarily related to customer relationships, as well as property and equipment which consist of equipment for warehouses, computer software and leasehold improvements. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present for long-lived assets, the Company assesses whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, the Company then measures an impairment loss for the amount that carrying value exceeds fair value of the assets.

Due to the weaker macro economic conditions in Europe resulting in lower operating income, a reduction in projected future cash flows based on the Company’s internally revised outlook in the third quarter of 2012 and the results of the Company’s annual goodwill impairment analysis as discussed below, the Company underwent an evaluation of its long-lived assets (specifically, intangible assets and property and equipment in Europe) in the third quarter of 2012. The analysis indicated the carrying value of certain long-lived assets in Europe were not recoverable.

In order to measure the impairment loss of customer relationships, the Company estimated the fair value by using an excess earnings model, a form of the income approach. The analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. These inputs include discount rates ranging between 14.5% to 15.9% derived from an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates ranging between 0.8% to 2.2%. The results of this analysis indicated that the fair values of the intangible assets within these asset groups were less than carrying value. Accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge related to the write-down of intangible assets of $11.0 million. This charge is reflected in the operating results for the Company’s Europe segment. This reduction in the carrying value of these assets was factored into Europe’s carrying value of net assets in connection with the goodwill impairment test described below.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In order to measure the impairment loss of property and equipment, the Company estimated the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible, and financially feasible to use the asset at the measurement date. The inputs used for the valuation were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on the Company’s assumptions about the assumptions market participants would use. The second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. Accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge related to the write-down of property and equipment of $5.4 million. This charge is reflected in the operating results for the Company’s Europe segment. This reduction in the carrying value of these assets was factored into Europe’s carrying value of net assets in connection with the goodwill impairment test described below.

In September 2011, the FASB issued new guidance related to testing goodwill for impairment, giving companies the option to perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The qualitative assessment evaluation considers specific factors (based on the weight of evidence) and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value of a reporting unit is less than its carrying amount, the Company performs the two-step impairment test.

For all periods presented, the Company’s reporting units are consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. The Company performed its 2012 annual goodwill impairment analysis during the third quarter of 2012 and concluded that it is more likely than not that the fair values of each of the North America, Latin America and Asia Pacific reporting units are greater than their carrying amounts and therefore the two-step impairment test was not necessary. However, as a result of the continued downturn in global economic conditions, the sovereign debt crisis in Europe as well as consumer confidence at recessionary levels in this geography, the Company’s Europe reporting unit has experienced a decline in sales, margin and profitability as compared to both the prior year and future projections. Due to market and economic conditions as well as the Company’s revised forecasts, the Company concluded that there were qualitative factors for the Europe reporting unit that indicated it is more likely than not that the fair value of this reporting unit is less than its carrying amount and therefore required the two-step impairment test in the third quarter of 2012.

For the Europe reporting unit, the Company performed a quantitative evaluation utilizing the income approach to determine the fair value of the reporting unit. The Company also considered the market approach as described in U.S. GAAP. Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. Based on the results of the Company’s assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value.

Therefore, the Company performed the second step of the impairment test to estimate the implied residual value of goodwill in Europe. In the second step of the impairment analysis, the Company determined the implied residual value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would no longer be an implied value attributable to goodwill and accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge related to the write-off of the remaining goodwill of $10.8 million associated with this reporting unit.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any material assets which require recurring fair value measurements. The Company measures the fair values of goodwill, intangible assets, and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets (i.e. if second step described above is required). Assets requiring non-recurring fair value measurements, as previously described, consisted of the following (amounts in millions):

	Fair Value Measurement of Impairment
Impairment Description	Level 1	Level 2	Level 3
Goodwill requiring impairment	$—	$—	$10.8
Intangible assets requiring impairment	$—	$—	$11.0
Property and equipment requiring impairment	$—	$—	$5.4

In addition to the long-lived asset impairment, the Company recorded an inventory lower of cost or market adjustment of $1.2 million in Europe.

NOTE 8. STOCKHOLDERS’ EQUITY

Share Repurchase

In the third quarter of 2012, the Company repurchased and retired 956,000 of its outstanding shares for $56.6 million under a previously announced share repurchase program authorizing the Company to repurchase up to 1 million shares with the exact timing and volume dependent of market conditions. Purchases in 2012 were made in the open market using available cash on hand. Using a portion of the proceeds from the sale of Aerospace in the nine months ended September 30, 2011, the Company repurchased and retired 2.0 million of its outstanding shares in the open market for $107.5 million.

Special Dividend

On April 24, 2012, the Company’s Board of Directors declared a special dividend of $4.50 per common share, or $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the second quarter of 2012 and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. Holders of employee stock units that were held as of the record date on May 16, 2012 will also be paid the special dividend upon vesting of units.

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

The conversion rate of the Company’s Convertible Notes due 2013 (“Notes due 2013”) was adjusted in May 2012 from 16.727 shares to 17.917 shares to reflect the special dividend. Although the Notes due 2013 are not currently convertible, the Company has reserved 5.4 million of its authorized shares, compared to 5.0 million shares before adjustment.

Stock-Based Compensation

At the end of the third quarter of 2012, there were 2.2 million shares reserved for issuance under various incentive plans. Under these plans, the Company pays its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and nine months ended September 28, 2012, the Company granted 2,828 and 163,863 stock units to employees, respectively, with a weighted-average grant-date fair value of $53.05 and $69.12, respectively. During the three and nine months ended September 28, 2012, the Company granted directors 9,470 and 22,313 stock units, respectively, with a weighted-average grant-date fair value of $53.05 and $60.40, respectively. The Company granted 59,148 stock options to employees during the nine months ended September 28, 2012 that had a grant-date fair value of $26.21 and an exercise price of $64.86. The number of options and exercise price reflect the special dividend adjustment which was discussed previously. The fair value of the stock options granted during the nine months ended September 28, 2012 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life
40.2%	1.2%	0%	6.125 years

NOTE 9. LEGAL CONTINGENCIES

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against the Company in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, the Company recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of the Company’s sale of its Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations. In June 2011, the Company filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied the Company’s motion and confirmed the arbitration award in full. During the fourth quarter of 2011, the Company recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, the Company appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As of July 2012, the appeal has been fully briefed. As part of the appellate process, in February 2012, the Company posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posting a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, the Company tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. In the event the judgment is upheld, Raytheon has agreed that post-judgment interest will not accrue on $20.8 million of the judgment from the dates that the Company tendered the cash collaterals. In the event the judgment is not upheld, the Company will receive a return of the cash and the bond.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2009, the Company disclosed to the U.S. Government that it may have violated laws and regulations restricting entertainment of government employees. The Inspector General of the relevant federal agency is investigating the disclosure and the Company is cooperating in the investigation. Civil and or criminal penalties could be assessed against the Company in connection with any violations that are determined to have occurred. In January 2012, the Company was informed by the Department of Justice, Civil Division, that it is investigating this matter and that a qui tam action has been filed under the False Claims Act, which remains under seal pursuant to statute. The Department of Justice has received an order partially lifting the seal to permit the government to discuss the matter with the Company; however, the government has instructed Anixter that it must maintain the confidentiality of the matter. Based on facts known to management at this time and the advice of its counsel, the ultimate disposition of this matter is not expected to be material to the Company’s financial condition and results of operations.

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of September 28, 2012, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for net sales and operating income (loss) for the three and nine months ended September 28, 2012 and September 30, 2011 and for total assets as of September 28, 2012 and December 30, 2011 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales:
North America	$1,147.6	$1,143.4	$3,345.5	$3,271.5
Europe	252.5	291.7	813.9	867.7
Emerging Markets	208.9	176.7	549.3	508.7

	$1,609.0	$1,611.8	$4,708.7	$4,647.9

Operating income (loss):
North America	$83.7	$86.0	$238.8	$235.6
Europe (a)	(27.9)	5.7	(23.5)	10.2
Emerging Markets	11.5	10.0	28.6	25.4

	$67.3	$101.7	$243.9	$271.2

(a)	For the three and nine months ended September 28, 2012, Europe’s operating loss includes a $28.4 million impairment and inventory pre-tax charge. For further information, see Note 7. “Impairment of Goodwill and Long-Lived Assets.”

	September 28, 2012	December 30, 2011
Total assets:
North America	$2,080.6	$2,015.9
Europe	610.1	622.3
Emerging Markets	496.5	395.8

	$3,187.2	$3,034.0

The following table summarizes net sales by end market for the three and nine months ended September 28, 2012 and September 30, 2011 (in millions):

	Three Months Ended
	September 28, 2012		September 30, 2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$837.0	52.0%	$856.1	53.1%
Electrical and Electronic Wire and Cable	566.4	35.2%	515.4	32.0%
OEM Supply	205.6	12.8%	240.3	14.9%

Net Sales	$1,609.0	100.0%	$1,611.8	100.0%

	Nine Months Ended
	September 28, 2012		September 30, 2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Enterprise Cabling and Security	$2,436.6	51.7%	$2,436.3	52.4%
Electrical and Electronic Wire and Cable	1,566.8	33.3%	1,488.8	32.0%
OEM Supply	705.3	15.0%	722.8	15.6%

Net Sales	$4,708.7	100.0%	$4,647.9	100.0%

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended September 28, 2012 (in millions):

	Nine Months Ended September 28, 2012
	North America	Europe(a)	Emerging Markets	Total
Balance as of December 30, 2011	$329.2	$10.9	$11.6	$351.7
Acquisition related(b)	—	—	18.3	18.3
Impairment of goodwill(c)	—	(10.8)	—	(10.8)
Foreign currency translation	0.7	(0.1)	0.3	0.9

Balance as of September 28, 2012	$329.9	$—	$30.2	$360.1

(a)	Europe’s goodwill balance includes $100.0 million and $110.8 million of accumulated impairment losses at December 30, 2011 and September 28, 2012, respectively.
(b)	At the end of the second quarter, the Company acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. The Company paid $55.8 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the preliminary allocation of $18.3 million to goodwill. The allocation of the adjusted purchase price will be finalized when valuations of tangible and intangible assets acquired are completed.
(c)	See Note 7. “Impairment of Goodwill and Long-Lived Assets.”

NOTE 11. SUBSEQUENT EVENT

In October of 2012, the Company repurchased 44,000 shares at an average cost of $57.93 per share which completed the share repurchase program announced on July 27, 2012. Purchases were made on the open market and were financed from cash provided by operations and additional borrowings under existing revolving credit facilities.

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

This report includes certain financial measures computed using non-Generally Accepted Accounting Principles (“non-GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales, comparisons to the prior corresponding period, both worldwide and in relevant geographic segments, are discussed in this report both on a Generally Accepted Accounting Principle (“GAAP”) basis and excluding acquisitions, foreign exchange and copper price effects (non-GAAP). The Company believes that by reporting organic growth which excludes the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental information to understand and analyze the Company’s underlying sales trends and other aspects of its financial performance. From time to time, the Company may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate the Company’s performance period over period and to analyze the underlying trends of the Company’s business.

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

Acquisition of Business

At the end of the second quarter, the Company acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. The Company paid $55.8 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the preliminary allocation of $18.3 million to goodwill. The allocation of the adjusted purchase price will be finalized when valuations of tangible and intangible assets acquired are completed. As a result of the acquisition of Jorvex, sales and operating income were favorably affected by $31.8 million and $2.9 million, respectively, during the third quarter of 2012.

The Jorvex acquisition was accounted for as a purchase and its respective results of operations are included in the Condensed Consolidated Financial Statements from the date of acquisition. Had this acquisition occurred at the beginning of the year, the Company’s operating results would not have been significantly different.

ANIXTER INTERNATIONAL INC.

Financial Liquidity and Capital Resources

Overview

As a distributor, the Company’s use of capital is largely for working capital to support its revenue growth. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases to sales.

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

During 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. The Company’s Board of Directors also declared a special dividend of $4.50 per common share, or $153.1 million (including amounts of dividend equivalents payable to holders of stock units outstanding), as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings and $150.6 million was paid on May 31, 2012 to shareholders and directors for stock units held of record on May 16, 2012. The remaining amount of $2.5 million is accrued and will be paid to holders of employee stock units upon vesting of the units. In the third quarter of 2012, the Company repurchased and retired 956,000 of its outstanding shares for $56.6 million under a previously announced share repurchase program to repurchase up to 1,000,000 shares of the Company’s common stock. The share repurchase program was completed in the fourth quarter of 2012. See Note 11. “Subsequent Event” for further information.

At the end of nine months ended September 28, 2012, the Company’s debt-to-total capital ratio was 51.9%, up from 44.7% at the end of 2011 and slightly above the Company’s targeted range of 45% to 50%. The Company has $290.9 million in available, committed, unused credit lines, no borrowings outstanding under its $300.0 million accounts receivable facility and $44.1 million of invested cash, resulting in $635.0 million in total liquidity at September 28, 2012, sufficient to meet liquidity requirements for the next twelve months.

With a quarter-end cash balance of $136.6 million and an expectation of continuing positive cash flow for the remainder of 2012, the Company will continue to evaluate the optimal use of these funds. The Company expects positive cash flow for the full fiscal year 2012. The Company will maintain flexibility to utilize future cash flows to invest in the growth of the business, capitalize on strategic acquisition opportunities as they arise, deleverage the balance sheet and selectively return capital to shareholders. The Company will continue to balance its focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

Cash Flow

Net cash provided by operations was $125.9 million for the nine months ended September 28, 2012 which compares to $31.5 million of cash provided by operations in the prior year period. The increase in cash provided by operations was due to effective management of working capital, along with the operating results which included a lower sales growth rate in 2012 year-over-year.

ANIXTER INTERNATIONAL INC.

Consolidated net cash used in investing activities for the nine months ended September 28, 2012 was $82.3 million. This compares to net cash provided by investing activities of $119.4 million which included $137.6 million of net proceeds from the sale of the Company’s Aerospace Hardware business (“Aerospace”). The Company spent $55.8 million at the end of the second quarter of 2012 to acquire Jorvex and capital expenditures increased $6.7 million to $26.5 million in the first nine months of 2012 from $19.8 million in the prior year period. Capital expenditures are expected to be approximately $36 million for the full twelve months of 2012 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, warehouse equipment, information system upgrades and new software to support its infrastructure.

Net cash used in financing activities were $13.1 million and $173.0 million in the nine months ended September 28, 2012 and September 30, 2011, respectively. In the first nine months of 2012, the Company issued $350 million principal amount of Notes due 2019 and repaid $155.4 million of borrowings under revolving credit facilities. This compares to proceeds from borrowings of $13.9 million in the prior corresponding period in 2011. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired the remainder of its 3.25% zero coupon convertible Notes due 2033 (“Notes due 2033”) for $93.8 million in 2011. In 2012, the Company also paid $150.6 million of the special dividend that was declared during the second quarter of 2012. The remaining dividend of $2.5 million is accrued and will be paid to holders of employee stock units upon vesting of the units. In the first nine months of 2012, the Company repurchased 956,000 shares of common stock for $56.6 million. In the first nine months of 2011, using a portion of the proceeds from the sale of Aerospace, the Company repurchased 2.0 million shares of common stock for $107.5 million. During the first nine months of 2012 and 2011, the Company recorded deferred financing costs of $7.6 million and $4.1 million, respectively.

Financing

On April 30, 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Notes due 2019 (defined on page 17). The Notes due 2019 will pay interest semiannually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $342.9 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.1 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

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

ANIXTER INTERNATIONAL INC.

At September 28, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $1,034.0 million and $1,102.1 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The estimated fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. The Company’s weighted-average cost of borrowings was 6.3% and 4.9% for the three months ended September 28, 2012 and September 30, 2011, respectively, and 6.0% and 5.0% for the nine months then ended, respectively. The Company’s 1% convertible senior notes due in February 2013 are classified as long-term as the Company has the intent and ability to refinance such convertible notes under existing long-term financing agreements.

Under Anixter Inc.’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE and is the primary beneficiary as defined by accounting guidance and, therefore, consolidates the account balances of ARC. As of September 28, 2012 and December 30, 2011, $545.7 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn sells an interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to Anixter Inc. until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are they expected to have, an adverse impact on the Company’s ability to meet its cash obligations.

Third Quarter 2012 Results of Continuing Operations

As a result of the continued downturn in global economic conditions, the Company’s Europe operating segment experienced a decline in sales, margin and profitability as compared to both the prior year and internal projections. Due to market and economic conditions, the Company recognized that the indicated fair value of this reporting unit was less than its carrying amount and, therefore, required a more detailed evaluation of Europe’s goodwill and long-lived assets. The analysis indicated that there would no longer be an implied value attributable to goodwill and accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge to write-off of the remaining goodwill of $10.8 million associated with this reporting unit (“Goodwill Impairment”). The analysis of long-lived assets indicated that the carrying values were not recoverable for a portion of the Company’s intangible assets and other fixed assets in Europe. Accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge related to the write-down of long-lived assets of $16.4 million (“Long-Lived Asset Impairment,” together with the Goodwill Impairment, the “Europe Impairment Charge”). In addition to the Europe Impairment Charge, the Company recorded an inventory lower-of-cost-or-market adjustment of $1.2 million in Europe (“Europe Inventory Charge,” together with the Europe Impairment Charge, the “Europe Charge”). For further information, see Note 7. “Impairment of Goodwill and Long-Lived Assets” in the notes to the Company’s Condensed Consolidated Financial Statements.

Executive Overview

The Company reported sales of $1,609.0 million in the three months ended September 28, 2012, a decrease of $2.8 million, or 0.2% from sales of $1,611.8 million in the corresponding prior year period. After adjusting for $23.1 million of unfavorable foreign exchange effects, an estimated $17.7 million of unfavorable copper price effects and $31.8 million of sales associated with the recent acquisition of Jorvex, the Company had an organic sales growth of 0.4% year-over-year. While the quarter was challenging from a macro economic perspective, which is reflected in lower sales in the Europe geographic segment and OEM Supply end market, the Company’s strategic growth initiatives, combined with strong day-to-day execution, enabled it to improve its competitive position across all end markets in spite of the macro economic conditions.

ANIXTER INTERNATIONAL INC.

The Company delivered record quarterly sales in its North America segment. Compared to the prior year third quarter, the Company’s North America and Emerging Markets segments each reported organic growth of over 2%, which was offset by a 7.5% decline in the Europe segment. The Company’s worldwide Electrical and Electronic Wire and Cable sales were $566.4 million in the third quarter of 2012, which represent an increase of $51.0 million over sales of $515.4 million in the year ago quarter. Excluding Jorvex sales of $31.8 million as well as unfavorable effects of foreign exchange rates and copper prices of $6.0 million and $17.7 million, respectively, organic sales were $558.3 million in the third quarter of 2012. This 8.3% organic sales performance reflects the Company’s strength of the global natural resource development and power generation markets. The Company’s strength in this end market was global, including North America (where the Canadian business turned in a record quarter of sales) Latin America, the Middle East and Australia. Consistent with the Company’s strategic initiatives to expand the Electrical and Electronic Wire and Cable growth in the Emerging Markets segment, sales of $56.6 million (including Jorvex) increased over the prior year sales of $19.9 million. Excluding the acquisition as well as unfavorable foreign exchange of $0.7 million, organic sales were $25.5 million which represents an increase of 28.9% over the prior year ago quarter. Offsetting the strength in these businesses, the Company’s Enterprise Cabling and Security Solutions end market overall continues to be impacted by project delays, although within that end market the Company continues to benefit from strong secular trends in its security business. The Company’s OEM Supply business continued to face reductions by its customers in production that impacted its sales in the quarter.

Operating income of $67.3 million in the third quarter of 2012 compares to $101.7 million in the prior year third quarter. Excluding the Europe Charge, adjusted operating income was $95.7 million resulting in adjusted operating margin 5.9% which was the highest quarterly margin to date for 2012. Further excluding $2.9 million of operating profit for Jorvex, $3.8 million of unfavorable copper pricing and $0.2 million of favorable foreign exchange effects, adjusted operating profit in the third quarter of 2012 was $96.4 million, which reflects a 5.2% decline versus the year ago quarter.

The Company delivered strong expense management in the third quarter, with operating expense growth of 1.5% versus the prior year quarter. Through effective management of working capital, along with the operating results, the Company generated $66.7 million in cash flow from operations in the third quarter of 2012 which brings year-to-date cash from operations to $125.9 million. Consistent with the Company’s long-standing practice of returning excess capital to shareholders, the Company repurchased 956,000 of its common shares under a previously announced share repurchase program to repurchase up to 1,000,000 shares of the Company’s common stock. Subsequent to the end of the third quarter, this program was completed.

The Company’s outlook for 2012 includes 1-2% organic sales growth for the fourth quarter of fiscal 2012 despite a softer environment than originally anticipated. The Company continues to be well positioned to leverage its global supply chain platform through the economic cycles. While global markets are difficult to predict, the Company’s strategic growth initiatives position it well to expand its leadership position within its end markets. In this more uncertain environment, the Company continues to manage expenses and working capital carefully, while pursuing strategic investments to expand its business. Finally, the Company believes that it is in more challenging economic environments that the Company’s business model, which is based on helping the Company’s customers lower their supply chain costs and reduce execution risk, delivers the greatest value to its customers. The Company expects to grow through a combination of adding new products to its portfolio, developing an end market presence in Electrical and Electronic Wire and Cable and OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market and selectively expanding the Company’s geographic presence.

Consolidated Results

	Three Months Ended
(In millions)	September 28, 2012	September 30, 2011	Percent Change
Net sales	$1,609.0	$1,611.8	(0.2)%
Gross profit	$358.7	$362.0	(0.9)%
Operating expenses	$264.2	$260.3	1.5%
Impairment of goodwill and long-lived assets	$27.2	$—	nm
Operating income	$67.3	$101.7	(33.8)%

ANIXTER INTERNATIONAL INC.

Net Sales: The Company’s net sales during the third quarter of 2012 decreased $2.8 million, or 0.2%, compared with the prior year quarter. Unfavorable effects of foreign exchange rates and a decrease in copper prices decreased sales by $23.1 million and $17.7 million, respectively, while the acquisition of Jorvex increased sales in the third quarter by $31.8 million as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates and copper prices and the impact of the Jorvex acquisition, the Company’s net sales increased $6.2 million, or approximately 0.4%, in the third quarter of 2012 as compared to the prior year quarter.

North America sales of $1,147.6 million were up 0.4%, or $4.2 million. Europe sales of $252.5 million declined by $39.2 million, or 13.4%, as it experienced significant pressure from the weak economy in that region. Emerging Markets sales of $208.9 million were up by 18.2% versus the prior year, including $31.8 million resulting from the Jorvex acquisition.

The worldwide Enterprise Cabling and Security Solutions end market experienced a year-over-year decline of 1.1% organically as the Company continues to see subdued trends in data center spending, partially offset by higher growth in the security business. The worldwide Electrical and Electronic Wire and Cable end market continued strong organic growth across all geographies, with 28.9% year-over-year organic growth in the Emerging Markets. The worldwide OEM Supply end market declined by 11.5% organically year-over-year, reflecting third quarter production cuts by several large OEM Supply customers in North America and Europe. In the OEM Supply end market, the Company experienced declines in each geographic segment.

Gross Margin: Gross margin decreased in the third quarter of 2012 to 22.3% as compared to 22.5% in the prior year quarter. The lower gross margin is a function of less favorable product and project mix. In addition, the pricing pressure in Europe has negatively impacted margin. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $3.8 million in the third quarter of 2012 as compared to the prior year. Excluding the Europe Inventory Charge, the Company’s gross margin was 22.4%.

Operating Expenses: Operating expenses increased $3.9 million from $260.3 million in the year ago period to $264.2 million in the third quarter of 2012. The third quarter of 2012 operating expenses included an incremental $3.7 million of expenses related to the addition of the Jorvex business while changes in foreign exchange rates decreased operating expenses by $5.1 million as compared to the corresponding period in 2011. Excluding foreign exchange rate changes and the impact of the acquisition, operating expenses increased $5.3 million, or 2.0%. The current quarter increase in operating expenses included higher pension benefit costs of $2.5 million.

Operating Income: Operating income decreased by $34.4 million, or 33.8%, to $67.3 million in the third quarter of 2012 as compared to $101.7 million in the third quarter of 2011. As a result of the lower sales and gross margin as well as the Europe Charge, operating margin was 4.2% in the third quarter of 2012 compared to 6.3% in the third quarter of 2011. Copper prices decreased operating income by $3.8 million while favorable foreign exchange rate changes (due to the mix of countries) and the impact of the Jorvex acquisition increased operating income by $0.2 million and $2.9 million, respectively. Excluding the Europe Charge, the impact of copper prices, the favorable effects of foreign exchange rates and the Jorvex acquisition, adjusted operating income decreased by 5.2%.

Interest Expense: The Company’s consolidated interest expense in the current quarter of $16.6 million increased by $4.1 million compared to the prior year quarter, driven by $4.9 million of incremental expense associated with the issuance of the Notes due 2019. This note offering was completed in anticipation of the February 2013 convertible notes redemption and results in a temporary increase in interest expense. At the end of the third quarter of 2012, 84.8% of the Company’s outstanding debt had fixed interest rates either by the terms of the debt or through hedging contracts.

ANIXTER INTERNATIONAL INC.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income for the third quarter of 2012 and 2011:

	Three Months Ended
(In millions)	September 28, 2012	September 30, 2011
Foreign exchange	$(3.5)	$(4.0)
Cash surrender value of life insurance policies	0.3	(1.7)
Other	—	(0.2)

	$(3.2)	$(5.9)

Other, net losses declined in the current quarter from the prior year primarily due to a favorable comparison in the value of Company owned life insurance policies and a decline in foreign exchange losses year-over-year. Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company has recognized these foreign exchange losses in each period.

Income Taxes: The tax provision on continuing operations for the third quarter of 2012 was $27.7 million compared to $21.7 million in the corresponding period of last year. The Company’s effective tax rate for the third quarter of 2012 was 58.4% as compared to 26.1% in the prior year period. The net tax benefit associated with the Europe Charge was $1.0 million. The tax impact of these charges differs from the statutory rate as the goodwill impairment is not deductible for tax purposes and the other charges result in an increase in valuation allowances. Excluding the impact of the Europe Charge, the adjusted tax rate in the current quarter was 37.8% which included additional expense of $0.03 per diluted share due to the geographical mix changes in forecasted earnings. The prior year third quarter results included a net tax benefit of $8.8 million primarily related to the reversal of deferred income tax valuation reserves. Excluding this benefit, the adjusted tax rate for the prior year third quarter was 36.6%.

Net Income from Continuing Operations: In the third quarter of 2012, the Company reported net income from continuing operations of $19.8 million, or $0.59 per diluted share, compared to $61.6 million, or $1.78 per diluted share, reported in the year ago period. The year-on-year comparisons were impacted by the following:

•	In the third quarter of 2012, the Europe Charge of $27.4 million net of tax, or $0.82 per diluted share;

•	In the third quarter of 2011, the tax valuation reserve adjustment of $8.8 million, or $0.25 per diluted share.

After adjusting for these items, adjusted net income from continuing operations in the third quarter of 2012 was $47.2 million, or $1.41 per diluted share, which compares to adjusted net income from continuing operations of $52.8 million, or $1.53 per diluted share, in the prior year period. This represents a year-over-year decrease in adjusted net income from continuing operations of 10.7% (a decrease of 7.8% per diluted share).

North America Results

	Three Months Ended
(In millions)	September 28, 2012	September 30, 2011	Percent Change
Net sales	$1,147.6	$1,143.4	0.4%
Gross profit	$258.4	$257.2	0.5%
Operating expenses	$174.7	$171.2	2.0%
Operating income	$83.7	$86.0	(2.5)%

ANIXTER INTERNATIONAL INC.

Net Sales: When compared to the third quarter of 2011, North America net sales in the third quarter of 2012 increased 0.4% to $1,147.6 million from $1,143.4 million. Excluding unfavorable effects of foreign exchange rate changes of $4.4 million and the unfavorable impact of copper prices of $15.4 million, North America net sales were $1,167.4 million in the third quarter of 2012, an increase of $24.0 million, or approximately 2.1%, as compared to the year ago quarter. The Electrical and Electronic Wire and Cable business turned in a very strong performance while Enterprise Cabling and Security Solutions business overall continues to be impacted by project delays, although within that end market the Company continues to benefit from strong trends in security. The OEM Supply business faced some reductions in production that impacted its sales in the quarter.

Gross Margin: Gross margin remained flat at 22.5% year-over-year. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $3.3 million in the third quarter of 2012 compared to the prior year quarter.

Operating Expenses: Operating expenses increased $3.5 million, or 2.0%, in the third quarter of 2012 from the year ago quarter. Foreign exchange rate changes decreased operating expenses by $0.5 million in the current quarter. Excluding the foreign exchange rate changes, operating expenses increased $4.0 million, or 2.4%, primarily due to higher pension benefit costs and variable costs associated with the 2.1% organic growth in sales.

Operating Income: The operating margin of 7.3% in the current quarter compares to 7.5% in the year ago quarter. The 20 basis point year-over-year decline was driven by increased investment in strategic projects and higher costs related to pensions, partially offset by strong cost management actions. Operating income decreased by $2.3 million, or 2.5%, in the third quarter of 2012 as compared to the year ago quarter. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $0.4 million and $3.3 million, respectively. Excluding the impact of foreign exchange rate changes and copper pricing, operating income improved 1.7%.

Europe Results

	Three Months Ended
(In millions)	September 28, 2012	September 30, 2011	Percent Change
Net sales	$252.5	$291.7	(13.4)%
Gross profit	$56.1	$68.3	(18.0)%
Operating expenses	$56.8	$62.6	(9.3)%
Impairment of goodwill and long-lived assets	$27.2	$—	nm
Operating (loss) income	$(27.9)	$5.7	nm

nm—not meaningful

Net Sales: When compared to the third quarter of 2011, Europe net sales decreased 13.4% to $252.5 million in the third quarter of 2012. Unfavorable foreign exchange rates and lower copper prices decreased net sales by $14.9 million and $2.3 million, respectively. Excluding the unfavorable effects of foreign exchange rate changes and copper price effects, Europe net sales were $269.7 million in the third quarter of 2012, which represents an organic decrease of $22.0 million, or a decline of approximately 7.5% year-over-year. The impact of the weak economy in that region, combined with the stronger U.S. dollar, put significant pressure on revenue in the quarter. The Company’s expansion earlier this year into Saudi Arabia has been a contributor to sales in Europe while OEM Supply sales declined organically, reflecting third quarter production cuts by several large customers.

Gross Margin: Gross margin in the third quarter of 2012 was 22.2% compared to 23.5% in the corresponding prior period. Gross margin continues to be affected by pricing pressures as a result of lower product demand in both Enterprise Cabling and Security Solutions and OEM Supply end markets, as well as product mix. Excluding the Europe Inventory Charge, Europe’s gross margin was 22.7%. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $0.5 million in the third quarter of 2012 compared to the prior period.

Operating Expenses: Operating expenses decreased $5.8 million, or 9.3%, in the third quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes decreased operating expenses by $4.1 million in the third quarter of 2012. Excluding the foreign exchange rate changes, operating expenses decreased $1.7 million, or 2.9%.

ANIXTER INTERNATIONAL INC.

Operating (Loss) Income: The operating loss of $27.9 million was primarily attributable to the Europe Charge. Excluding the Europe Charge, adjusted operating profit was $0.5 million in the third quarter of 2012, resulting in an operating margin of 0.2%. This compares to operating profit of $5.7 million and operating margin of 2.0% in the year ago period. Foreign exchange rate changes increased operating income by $0.7 million while lower copper prices decreased operating income by $0.5 million in the third quarter of 2012.

Emerging Markets Results

	Three Months Ended
(In millions)	September 28, 2012	September 30, 2011	Percent Change
Net sales	$208.9	$176.7	18.2%
Gross profit	$44.2	$36.5	21.2%
Operating expenses	$32.7	$26.5	23.7%
Operating income	$11.5	$10.0	14.6%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the third quarter of 2012 increased 18.2% to $208.9 million from $176.7 million in the third quarter of 2011. Excluding the unfavorable impact from changes in foreign exchange rates of $3.8 million and the favorable impact from the Jorvex acquisition of $31.8 million, Emerging Markets net sales increased 2.4%. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the third quarter of 2012, Emerging Markets gross margin increased to 21.2% from 20.6% in the corresponding period in 2011. This increase was primarily driven by a change in the mix of sales among various countries and end markets. As the Company continues to grow its sales from the initiative to expand the Company’s Electrical and Electronic Wire and Cable end market, which showed a $5.6 million or 28.9% organic growth in net sales, a portion of the sales increase will be related to lower margin project business.

Operating Expenses: Operating expenses increased $6.2 million in the third quarter of 2012, or 23.7%, compared to the third quarter of 2011. Foreign exchange rate changes decreased operating expenses by $0.5 million while the impact of the Jorvex acquisition increased operating expenses by $3.7 million as compared to the year ago period. Excluding the effects of foreign exchange rate changes and the impact of the Jorvex acquisition, operating expenses increased 11.5% as compared to the year ago quarter. This increase in operating expenses is primarily due to strategic investments to expand the Company’s presence in the Electrical and Electronic Wire and Cable end market, the addition of new Emerging Markets locations in existing countries as well as additional variable costs associated with the organic sales increase of 2.4%.

Operating Income: Emerging Markets operating income increased $1.5 million, or 14.6%, in the third quarter of 2012 compared to the prior year quarter. Foreign exchange rate changes decreased operating income by $0.1 million while the impact of the Jorvex acquisition increased operating income by $2.9 million. Operating margin decreased in the third quarter of 2012 to 5.5% from 5.7% in the prior year ago period due to product mix.

ANIXTER INTERNATIONAL INC.

Nine Months Ended September 28, 2012 Results of Continuing Operations

Consolidated Results

	Nine Months Ended
	September 28, 2012	September 30, 2011	Percent Change
	(In millions)
Net sales	$4,708.7	$4,647.9	1.3%
Gross profit	$1,065.8	$1,058.7	0.7%
Operating expenses	$794.7	$787.5	0.9%
Impairment of goodwill and long-lived assets	$27.2	$—	nm
Operating income	$243.9	$271.2	(10.1)%

nm—not meaningful

Net Sales: The Company’s net sales during the nine months ended September 28, 2012 increased $60.8 million, or 1.3%, compared with the year ago period. Unfavorable effects of foreign exchange rates and a decrease in copper prices decreased sales by $69.7 million and $49.4 million, respectively, while the acquisition of Jorvex increased sales by $31.8 million as compared to the year ago period. Excluding the unfavorable effects of foreign exchange rates, copper prices and the impact of the Jorvex acquisition, the Company’s net sales increased $148.1 million, or approximately 3.2% in the first nine months of 2012 as compared to the prior year. The Emerging Markets sales were up 8.0% year-over-year driven by the Jorvex acquisition. The worldwide Enterprise Cabling and Security Solutions end market experienced a year-over-year increase in sales but the Company continues to see subdued trends in datacom spending, partially offset by higher growth in the security business. The worldwide Electrical and Electronic Wire and Cable end market continued organic growth across all geographies and OEM Supply organic sales were up slightly despite third quarter production cuts by several large OEM Supply customers.

Gross Margin: Gross margin decreased in the first nine months of 2012 to 22.6% as compared to 22.8% in the prior year period. During the third quarter of 2012, the Company recorded the Europe Inventory Charge of $1.2 million. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $10.8 million in the first nine months of 2012 as compared to the prior year. Excluding the Europe Inventory Charge, the Company’s gross margin was 22.7%.

Operating Expenses: Operating expenses increased 0.9% from $787.5 million in the year ago period to $794.7 million in the first nine months of 2012. Operating expenses for the first nine months of 2012 include an incremental $3.7 million related to the Jorvex acquisition while changes in foreign exchange rates decreased operating expenses by $14.0 million as compared to the corresponding period in 2011. Excluding changes in foreign exchange rates and the impact of the Jorvex acquisition, operating expenses increased $17.5 million, or 2.2%. The current period increase in operating expenses include higher pension benefit costs of $7.1 million, acquisition related costs of $0.7 million and higher variable costs associated with the increase in organic sales of 3.2%.

Operating Income: Operating income decreased by $27.3 million, or 10.1%, to $243.9 million in the first nine months of 2012 as compared to $271.2 million in the first nine months of 2011. Lower copper prices and unfavorable foreign exchange rates decreased operating income by $10.8 million and $0.9 million, respectively, while the impact of the Jorvex acquisition increased operating income by $2.9 million. Excluding the impact of copper pricing, the Europe Charge, foreign exchange rate changes and the Jorvex acquisition, adjusted operating income improved by 3.7%. The operating margin of 5.2% in the first nine months of 2012 compares to 5.8% in the year ago period. Excluding the Europe Charge, adjusted operating margin was also 5.8%.

Interest Expense: Consolidated interest expense was $43.5 million and $38.1 million in the first nine months of 2012 and 2011, respectively. The increase in interest expense was driven by $8.1 million of incremental expense associated with the issuance of the Notes due 2019. This note offering was completed in anticipation of the February 2013 convertible notes redemption and results in a temporary increase in interest expense. The Company’s average cost of debt was 6.0% in the first nine months of 2012 from 5.0% in the year ago period.

ANIXTER INTERNATIONAL INC.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Condensed Consolidated Statements of Operations for the first nine months of 2012 and 2011:

	Nine Months Ended
	September 28, 2012	September 30, 2011
	(In millions)
Foreign exchange	$(10.3)	$(5.0)
Cash surrender value of life insurance policies	0.7	(1.0)
Other	(2.2)	(0.8)

	$(11.8)	$(6.8)

Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in the Emerging Markets where there are few cost-effective means of hedging, the Company recorded foreign exchange losses of $10.3 million and $5.0 million in the first nine months of 2012 and 2011, respectively. The amounts reported as “Other” expense include a charge for interest and penalties of $1.7 million during the nine months ended September 28, 2012 relating to certain prior year income tax liabilities.

Income Taxes: The tax provision on continuing operations for the nine months ended September 28, 2012 was $69.2 million compared to $75.4 million in the corresponding period of last year. During the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. The prior year nine month results included a net tax benefit of $8.8 million primarily related to the reversal of deferred income tax valuation reserves. As a result, the Company’s effective tax rate for the nine months ended September 28, 2012 was 36.7% as compared to 33.3% in the prior year period. The net tax benefit associated with the Europe Charge, including tax expense recorded for increases in valuation allowance accounts directly related to the Europe Charge, was $1.0 million. Excluding the impact of the Europe Charge and the current and prior year net tax benefits, the adjusted tax rate in the first nine months of 2012 was 36.8% compared to 37.2% in the year ago period.

Net Income from Continuing Operations: For the first nine months of 2012, the Company reported net income from continuing operations of $119.4 million, or $3.51 per diluted share, compared to $150.9 million, or $4.23 per diluted share, reported in the year ago period. The year-on-year comparisons were impacted by the following:

•

In the first quarter of 2012, the charge for the interest and penalties associated with prior year income tax liabilities of $1.7 million ($1.1 million net of tax, or $0.03 per diluted share) included in Other, net.

•	The first quarter of 2012 income tax benefit of $9.7 million ($0.28 per diluted share) included in income tax expense.

•	In the third quarter of 2012, the Europe Charge of $27.4 million net of tax, or $0.82 per diluted share.

•	In the first quarter of 2011, the $5.3 million restructuring charge ($3.3 net of tax, or $0.09 per diluted share).

•	In the third quarter of 2011, the tax valuation reserve adjustment of $8.8 million, or $0.25 per diluted share.

The 2012 items decreased net income from continuing operations in the first nine months of 2012 by a net amount of $18.8 million ($0.57 per diluted share). The 2011 items increased net income from continuing operations in the first nine months of 2011 by a net amount of $5.5 million ($0.16 per diluted share). After adjusting for these items, adjusted net income from continuing operations in the first nine months of 2012 was $138.2 million, or $4.08 per diluted share, which compares to adjusted net income from continuing operations of $145.4 million, or $4.07 per diluted share, in the prior year period. This represents a year-over-year decrease in adjusted net income from continuing operations of 5.0% (while earnings per diluted share were the same).

ANIXTER INTERNATIONAL INC.

North America Results

	Nine Months Ended
	September 28, 2012	September 30, 2011	Percent Change
	(In millions)
Net sales	$3,345.5	$3,271.5	2.3%
Gross profit	$763.2	$750.1	1.8%
Operating expenses	$524.4	$514.5	1.9%
Operating income	$238.8	$235.6	1.4%

Net Sales: When compared to the first nine months of 2011, North America net sales in the first nine months of 2012 increased $74.0 million, or 2.3%, to $3,345.5 million from $3,271.5 million. Excluding unfavorable effects of foreign exchange rate changes and lower copper prices of $17.0 million and $44.1 million, respectively, North America net sales were $3,406.6 million in the first nine months of 2012, which represents an increase of $135.1 million, or approximately 4.1%, as compared to the corresponding period in the prior year. The Company believes its positive sales results reflect the success of its strategic growth initiatives.

Gross Margin: Gross margin decreased to 22.8% in the first nine months of 2012 from 22.9% in the first nine months of 2011. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of copper prices did decrease gross profit dollars by $9.6 million in the first nine months of 2012 compared to the corresponding period in the prior year.

Operating Expenses: Operating expenses increased $9.9 million, or 1.9%, in the first nine months of 2012 from the year ago period. Foreign exchange rate changes decreased operating expenses by $2.2 million in the first nine months. Excluding foreign exchange rate changes, operating expenses increased $12.1 million, or 2.4%, primarily due to variable costs associated with the 4.1% organic growth in sales and higher pension benefit costs.

Operating Income: The operating margin decreased to 7.1% in the first nine months of 2012 compared to 7.2% in the first nine months of 2011. The 10 basis point decline was driven primarily by lower gross margin, increased investments in strategic projects and higher costs related to pensions partially offset by strong cost management actions. Operating income increased by $3.2 million, or 1.4%, in the first nine months of 2012 as compared to the year ago period. Unfavorable foreign exchange rate changes and lower copper prices decreased operating income by $1.4 million and $9.6 million, respectively. Excluding the impact of foreign exchange rate changes and copper pricing, operating income improved 6.0%.

Europe Results

	Nine Months Ended
	September 28, 2012	September 30, 2011	Percent Change
	(In millions)
Net sales	$813.9	$867.7	(6.2)%
Gross profit	$185.7	$206.6	(10.1)%
Operating expenses	$182.0	$196.4	(7.3)%
Impairment of goodwill and long-lived assets	$27.2	$—	nm
Operating (loss) income	$(23.5)	$10.2	nm

nm—not meaningful

Net Sales: When compared to the first nine months of 2011, Europe net sales decreased 6.2% to $813.9 million in the first nine months of 2012. Unfavorable foreign exchange rates and lower copper prices decreased net sales by $39.3 million and $5.3 million, respectively, in the first nine months of 2012. Excluding copper price effects and the unfavorable effects of foreign exchange rate changes, Europe net sales were $858.5 million in the first nine months of 2012, which represents an organic decrease of $9.2 million, or approximately 1.1%, over the first nine months of 2011. The impact of the weak economy in this region, combined with the stronger U.S. dollar, put significant pressure on revenue in 2012. The Company’s Electrical and Electronic Wire and Cable business has experienced organic growth in 2012 while the Enterprise Cabling and Security Solutions business has been down year-over-year.

ANIXTER INTERNATIONAL INC.

Gross Margin: Gross margin in the nine months ended September 28, 2012 was 22.8% compared to 23.8% in the corresponding period in 2011. Excluding the Europe Inventory Charge, Europe’s gross margin was 23.0% in the first nine months of 2012. Europe continues to face pricing pressures as a result of lower product demand in both Enterprise Cabling and Security Solutions and OEM Supply end markets. The effects of lower copper prices did not impact gross margin percentages significantly; however, the effects of lower copper prices decreased gross profit dollars by $1.2 million in the first nine months of 2012 as compared to the corresponding period in the prior year.

Operating Expenses: Operating expenses decreased 7.3% from $196.4 million in the year ago period to $182.0 million in the first nine months of 2012. Foreign exchange rate changes decreased operating expenses by $10.2 million in the first nine months of 2012. Excluding foreign exchange rate changes, operating expenses decreased by $4.2 million, or 2.2%.

Operating (Loss) Income: Operating loss was $23.5 million in the first nine months which compared to operating profit of $10.2 million in the year ago period. Foreign exchange rate changes increased operating income by $1.2 million while lower copper prices decreased operating income by $1.2 million. Excluding the impact of foreign exchange rate changes, the impact of copper pricing as well as the Europe Charge, adjusted operating income was a positive $4.9 million, a decrease from the prior year of 52.0%. Europe’s operating margin of negative 2.9% in the first nine months of 2012 decreased 410 basis points compared to the prior year. Excluding the current year Europe Charge as well as the prior year restructuring charge, adjusted operating margin was down 120 basis points from the prior year.

Emerging Markets Results

	Nine Months Ended
	September 28, 2012	September 30, 2011	Percent Change
	(In millions)
Net sales	$549.3	$508.7	8.0%
Gross profit	$116.9	$102.0	14.6%
Operating expenses	$88.3	$76.6	15.3%
Operating income	$28.6	$25.4	12.5%

Net Sales: Emerging Markets (Asia Pacific and Latin America) net sales in the first nine months of 2012 increased 8.0% to $549.3 million from $508.7 million in the first nine months of 2011. Excluding the unfavorable impact from changes in foreign exchange rates of $13.4 million and the favorable impact of the Jorvex acquisition of $31.8 million, Emerging Markets net sales increased 4.4%. The Company continues to invest in initiatives to increase market penetration and expand product lines to drive growth in selected countries within Emerging Markets.

Gross Margin: During the nine months ended September 28, 2012, Emerging Markets gross margin increased to 21.3% from 20.0% in the corresponding period in 2011. This increase was primarily driven by a change in the mix of sales among various countries and end markets combined with more favorable product mix. As the Company continues to grow its sales from its initiative to expand the Company’s Electrical and Electronic Wire and Cable end market, a portion of the sales increase will be related to lower-margin project business.

Operating Expenses: Operating expenses increased $11.7 million in the first nine months of 2012, or 15.3%, compared to the first nine months of 2011. Foreign exchange rate changes decreased operating expenses by $1.6 million while the impact of the Jorvex acquisition increased operating expenses by $3.7 million as compared to the year ago period. Excluding the effects of foreign exchange rate and the impact of the Jorvex acquisition, operating expenses increased 12.5% as compared to the year ago period. This increase in operating expenses is in part due to strategic investments to expand the Company’s presence in the Electrical and Electronic Wire and Cable end market, the addition of new Emerging Markets locations in existing countries and additional variable costs associated with the organic sales increase of 4.4%.

ANIXTER INTERNATIONAL INC.

Operating Income: Emerging Markets operating income increased $3.2 million, or 12.5%, in the first nine months of 2012 compared to the first nine months of 2011. The impact of foreign exchange rates decreased operating income by $0.7 million while the favorable impact of the Jorvex acquisition increased operating income by $2.9 million. Operating margin increased in the first nine months of 2012 to 5.2% from 5.0% in the first nine months of 2011 due to the strategic investments in this geographic segment.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of September 28, 2012 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2012. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ANIXTER INTERNATIONAL INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 9. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 30, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2012:

Fiscal Reporting Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs (1)
Four week period ending July 27	35,000	$53.65	35,000
Four week period ending August 24	796,165	59.14	796,165
Five week period ending September 28	124,835	61.23	124,835

Total	956,000	$59.22	956,000	44,000

(1)	On July 27, 2012, the Company announced a program to repurchase up to 1,000,000 shares of its common stock. Subsequent to the third quarter of 2012, the remaining 44,000 shares (that could be repurchased under this repurchase program) were repurchased. See Note 11. “Subsequent Event” in the notes to the Company’s Condensed Consolidated Financial Statements for further information.

ANIXTER INTERNATIONAL INC.

ITEM 6. EXHIBITS.

(10.1)	Material Contracts.

10.1	First Amendment to the Anixter Inc. Excess Benefit Plan as amended and restated effective January 1, 2011 and dated as of February 23, 2012.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 28, 2012 and September 30, 2011, (ii) the Condensed Consolidated Balance Sheets at September 28, 2012 and December 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2012 and September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months and nine months ended September 28, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 29, 2012	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 29, 2012	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance
and Chief Financial Officer