Form 10-K
period 2012-12-28
ANIXTER INTERNATIONAL INC
filed 2013-02-22
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,477,224,465 as of June 29, 2012.

At February 15, 2013, 32,315,455 shares of registrant’s Common Stock, $1 par value, were outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.  BUSINESS.

Company Overview

Anixter International Inc. (the “Company”), founded in 1957, is headquartered near Chicago, Illinois and trades on the New York Stock Exchange under the symbol AXE. The Company was formerly known as Itel Corporation which was incorporated under Delaware law in 1967. Through Anixter Inc. and its subsidiaries (collectively “Anixter”), the Company is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product.

The Company adds value to the distribution process by providing over 100,000 customers access to innovative inventory management programs, more than 450,000 products and over $1.0 billion in inventory, approximately 220 warehouses with 7 million square feet of space, and locations in over 250 cities in more than 50 countries. The Company is a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. These customers are international, national, regional and local companies that include end users, installers, integrators and resellers of the Company’s products as well as OEMs who use the Company’s products as a component of their end product. The Company’s customers cover all industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government as well as contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. The Company’s customer base is well-diversified with no single customer accounting for more than 3% of sales.

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

The Company looks to drive near-term growth through the execution of its three key strategic initiatives. First, the Company will continue to focus on product line expansion, especially in foreign markets, where there are opportunities to expand and localize the product offering to create larger addressable market opportunities. Second, the Company will work to drive international expansion through the development of sales locations in additional cities within countries where the Company has an established presence. Lastly, the Company will seek to expand the geographic footprint of its presence in the electrical and electronic wire & cable market and OEM supply market to include more countries where it has an established country presence in the enterprise cabling market. These efforts are anticipated to provide additional growth over and above the growth that is expected to come from a recovering global economy.

Business Segments and Products

For a number of years and through the end of the third quarter of 2012, the Company’s reporting units were consistent with its operating segments of North America, Europe and Emerging Markets (Latin America and Asia Pacific). In the fourth quarter of 2012, the Company reorganized its business segments from geography to end market to reflect its realigned segment reporting structure and management of these global businesses: Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply. All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements to conform to the new presentation. The following is a brief description of each of the Company’s reportable segments and business activities.

Enterprise Cabling and Security Solutions

The Enterprise Cabling and Security Solutions (“ECS”) segment, with operations in over 50 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including finance, transportation, education, government, healthcare and retail. ECS specifies solutions with end-users and sells the products through various channels including data communications contractors and security, network and systems integrators or to end users directly. ECS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, cabinets, power, cable management, voice and networking switches and other ancillary products. The Company’s ECS segment includes more than 1,600 technically trained salespeople, approximately 60 Supply Chain Solutions specialists and 90 sales engineers.

Through a variety of supply chain value-added solutions, including inventory management, product packaging and enhancement and other customized supply chain services, ECS helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The ECS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. Its technical expertise extends to performance and interoperability testing at the Company’s Infrastructure Solutions LabSM, which provides ECS the opportunity to demonstrate solutions and proof of concepts to customers. The ECS Data Center HealthCheckSM and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.

Electrical and Electronic Wire and Cable

The Electrical and Electronic Wire and Cable (“W&C”) segment, with operations in over 30 countries, offers a broad range of wire and cable products and solutions to the Industrial and Original Equipment Manufacturer (“OEM”) markets. The Industrial group in this segment supplies products for the transmission of power and signals in industrial facilities to customers in key markets such as oil, gas and petrochemical, power generation and distribution, industrial, natural resource, water and wastewater treatment. It also sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM-focused sales force in this segment supplies products used in the manufacturing of products such as audio/video, automotive, industrial, medical, military and communications equipment; panel, cable and harness shops; and makers of consumer durable goods. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services, and engineering support are tailored to position the Company as a specialist in high-growth emerging markets, OEMs and industrial verticals. W&C helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve power efficiency.

The W&C team of over 900 technical experts includes its sales, supply chain specialists, industrial communication specialists and engineers. W&C provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training, and customer specification reviews. W&C brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.

OEM Supply

The OEM Supply segment supplies high-volume, low-cost components and customized Supply Chain Solutions to leading original equipment manufacturers worldwide including the heavy truck, automotive, construction, medical, white goods, agricultural, power train, wind turbine, HVAC and transportation industries. Its inventory consists of primarily Class-C parts that are application critical and typically are engineered to distinct performance and quality specifications. The OEM Supply segment product portfolio includes nuts, bolts, screws, washers, clips, gaskets, brackets and rivets as well as other fasteners and small components required by manufacturers.

OEM Supply’s worldwide scale and internationally accredited laboratories help its customers source quality components and test them for quality adherence to required specifications. Its Supply Chain Solutions, including scheduled and managed buys, direct line feed, just-in time deliveries, vendor-managed inventory, kitting and subassembly, allow customers to streamline their manufacturing processes, reduce overall costs and focus on their core competencies. OEM Supply’s engineers and supply chain experts specialize in problem resolution, design support, part rationalization, part substitution, and process re-engineering. In-house quality experts and advanced quality procedures allow OEM Supply to successfully implement customized supply solutions for each customer. OEM Supply also has small batch manufacturing capabilities that allow it to address unique fastener quick turnaround requirements. With unrivaled geographic coverage, OEM Supply leverages its strong engineering, supply chain services and quality focus to support customers around the globe.

For more information concerning the Company’s business segments, foreign and domestic operations and export sales, see Note 7. “Income Taxes” and Note 10. “Business Segments” in the Notes to the Consolidated Financial Statements.

Suppliers

The Company sources products from thousands of suppliers. However, approximately 29% of Anixter’s dollar volume purchases in 2012 were from its five largest suppliers. An important element of Anixter’s overall business strategy is to develop and maintain close relationships with its key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, Anixter generally does not compete with its suppliers in product design or manufacturing activities. Anixter also generally does not sell private label products that carry the Anixter name or a brand name exclusive to Anixter.

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

Distribution and Service Platform

The Company cost-effectively serves its customers’ needs through its proprietary computer systems, which connect nearly all of its warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through Anixter’s e-commerce platform, which the Company believes is one of the most comprehensive, user-friendly and secure websites in the industry.

The Company operates a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to its customers. Anixter has designated 17 warehouses as regional warehouses. Collectively these facilities store over 40% of Anixter’s inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. The Company’s network of regional warehouses, local distribution centers, service centers and sales offices consists of 152 locations in the United States, 17 in Canada, 33 in the United Kingdom, 37 in Continental Europe, 33 in Latin America, 15 in Asia and 5 in Australia/New Zealand.

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

Employees

At December 28, 2012, the Company employed approximately 8,300 people. Approximately 45% of the employees are engaged in sales or sales-related activities, 35% are engaged in warehousing and distribution operations and 20% are engaged in support activities, including inventory management, information services, finance, human resources and general management. The Company does not have any significant concentrations of employees subject to collective bargaining agreements within any of its geographic segments.

Competition

Given the Company’s role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which the Company competes. The Company views the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, price and geographic proximity. The Company believes that it has a significant competitive advantage due to its comprehensive product and service offerings, highly-skilled workforce and global distribution network. The Company believes its global distribution platform provides a competitive advantage to serving multinational customers’ needs. The Company’s operations and logistics platform gives it the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, the Company has common systems and processes throughout nearly all its operations in more than 50 countries that provide its customers and suppliers with global consistency.

The Company enhances its value proposition to both key suppliers and customers through its specifications and testing facilities and numerous quality assurance certification programs such as ISO 9001:2008 and ISO/TS 16949:2009. The Company uses its testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At its data network-testing lab located at the Company’s suburban Chicago headquarters, the Company also works with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs. At its strategically positioned technical centers and laboratories and through various regional quality labs, the Company offers OEMs a comprehensive range of dimensional, performance and mechanical testing and materials characterization for product testing and failure investigation.

Most of the Company’s competitors are privately held, and as a result, reliable competitive information is not available.

Contract Sales and Backlog

The Company has a number of customers who purchase products under long-term (generally three to five year) contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from the Company, but would require that materials acquired by Anixter, as a result of joint material requirements planning between the Company and the customer, be purchased by the customer.

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

Available Information

The Company maintains an Internet website at http://www.anixter.com which includes an Investor Relations section that links to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of the Company’s website. In addition, copies of the Company’s reports will be made available, free of charge, upon written request.

The Company’s Internet website also contains corporate governance information including corporate governance guidelines; audit, compensation and nominating and governance committee charters; nomination process for directors; and the Company’s business ethics and conduct policy.

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

Most of the Company’s agreements with suppliers are terminable by either party on short notice for any reason. The Company currently sources products from thousands of suppliers. However, approximately 29% of the Company’s dollar volume purchases in 2012 were from its five largest suppliers. If any of these suppliers changes its sales strategy to reduce its reliance on distribution channels, or decides to terminate its business relationship with the Company, sales and earnings could be adversely affected until the Company was able to establish relationships with suppliers of comparable products. Although the Company believes its relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond the Company’s control, including a key supplier becoming financially distressed.

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

The Company’s debt agreements contain certain financial and operating covenants that limit its discretion with respect to certain business matters. These covenants restrict the Company’s ability to incur additional indebtedness as well as limit the amount of dividends or share repurchases the Company may make. As a result of these restrictions, the Company is limited in how it may conduct business and may be unable to compete effectively or take advantage of new business opportunities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company’s distribution network consists of approximately 220 warehouses in more than 50 countries with approximately 7 million square feet. There are 17 regional distribution centers (100,000 — 575,000 square feet), 32 local distribution centers (35,000 — 100,000 square feet) and 166 service centers. Additionally, the Company has 77 sales offices throughout the world. All but two of these facilities are leased. No one facility is material to the overall operations of the Company, and the Company believes there is ample supply of alternative warehousing space available on similar terms and conditions in each of its markets.

ITEM 3.  LEGAL PROCEEDINGS.

Incorporated by reference to Note. 6. “Commitments and Contingencies” of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name, age as of February 22, 2013, position, offices and certain other information with respect to the executive officers of the Company. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 54

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

Theodore A. Dosch, 53

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

Justin C. Choi, 47

Vice President — General Counsel & Corporate Secretary of the Company since June 2012; Executive Vice-President, General Counsel and Secretary —Trustwave Holdings from January 2011 to June 2012; Senior Vice President, General Counsel & Secretary — Andrew Corporation from March 2006 to December 2007; Vice President of Law — Avaya Inc. from September 2000 to February 2006. Mr. Choi also currently serves on the Board of Directors of Pulse Electronics Corporation.

Terrance A. Faber, 61	Vice-President — Controller of the Company since October 2000.

Philip F. Meno, 53	Vice-President — Taxes of the Company since May 1993.

Mary Kate Shashaguay, 40

Vice-President — Internal Audit since November 2011; Director of Audit Services – Illinois Tool Works Inc. from March 2008 to November 2011; Chief Audit Executive - Sun-Times Media Group, Inc. from March 2006 to March 2008; Senior Manager – Deloitte from July 1998 to March 2006.

Rodney A. Shoemaker, 55	Vice-President — Treasurer of the Company since July 1999.

Rodney A. Smith, 55	Vice-President — Human Resources of the Company since August 2006; Vice-President — Human Resources at UOP, LLC from July 2000 to August 2006.

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

The following table provides information about the shares repurchased by the Company during the fourth quarter of fiscal year 2012:

Fiscal Reporting Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

Four week period ending October 26	44,000	$57.93	1,000,000

Four week period ending November 23	—	—	—

Five week period ending December 28	—	—	—

Total	44,000	$57.93	1,000,000	—

PERFORMANCE GRAPH

The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in Anixter’s common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on the Company’s common stock with that of a broad market index and a peer group index consistent with the prior year. The Company’s Peer Group Index for 2012 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in distribution businesses similar to that of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2012	2011	2010	2009	2008
Selected Income Statement Data:
Net sales	$6,253.1	$6,146.9	$5,274.5	$4,779.6	$5,891.0
Operating income	282.5	362.8	267.2	84.8	341.5
Interest expense and other, net	(73.3)	(59.3)	(55.1)	(85.3)	(87.0)
Net income (loss) from continuing operations	124.6	200.7	109.5	(41.4)	153.8
Income (loss) from discontinued operations, net	0.2	(12.5)	(1.0)	12.1	34.1
Net income (loss)	$124.8	$188.2	$108.5	$(29.3)	$187.9
Diluted Income (Loss) Per Share:
Continuing operations	$3.69	$5.71	$3.08	$(1.17)	$3.98
Discontinued operations	$—	$(0.35)	$(0.03)	$0.34	$0.89

Net income	$3.69	$5.36	$3.05	$(0.83)	$4.87

Dividend declared per common share	$4.50	$—	$3.25	$—	$—
Selected Balance Sheet Data:
Total assets	$3,089.6	$3,034.0	$2,933.3	$2,671.7	$3,062.4
Total short-term debt	$0.9	$3.0	$203.4	$8.5	$249.3
Total long-term debt	$982.2	$806.8	$688.7	$821.1	$852.1
Stockholders’ equity	$969.9	$1,001.2	$1,010.8	$1,024.1	$1,072.8
Book value per diluted share	$28.70	$28.50	$28.45	$29.17	$27.77
Weighted-average diluted shares	33.8	35.1	35.5	35.1	38.6
Year-end outstanding shares	32.5	33.2	34.3	34.7	35.3
Other Financial Data:
Working capital	$1,482.8	$1,376.0	$1,233.1	$1,381.0	$1,350.9
Capital expenditures	$34.2	$26.4	$19.6	$21.9	$32.4
Depreciation and amortization of intangibles	$32.5	$33.5	$33.8	$37.1	$34.6

Items Impacting Comparability of Results

Over the last five years, the Company has completed various acquisitions and the respective sales and operating profits have impacted the comparability of the results as reflected below. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The following represents the incremental impact of the results for one year following the acquisitions:

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009
	(a)	(b)		(c)	(c)
Net sales	$62.8	$120.1	$—	$109.8	$87.7
Operating profit	5.2	2.6	—	(2.4)	3.1

(a)	June 2012 acquisition of Jorvex, S.A. (“Jorvex”) for $55.3 million.
(b)

December 2010 acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for $36.4 million. As the acquisition of Clark closed during the latter part of December 2010, sales and operating income were immaterial to 2010 results.

(c)

August, September and October of 2008 acquisitions include QSN Industries, Inc., Quality Screw de Mexico SA, Sofrasar SA, Camille Gergen and World Class Wire & Cable Inc. for $76.1 million, $4.5 million, $20.7 million, $19.4 million and $61.4 million, respectively.

In August 2011, the Company sold its Aerospace Hardware business. As a result of the divestiture, results of that business are reflected as “Discontinued Operations” and all prior periods have been revised to reflect this classification. The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts paid by the Company for legal and advisory fees. In 2010, the Company recorded a charge of $20.0 million ($0.35 per diluted share) related to an unfavorable arbitration ruling which is included in the loss from discontinued operations in that year.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

(In millions)	Years Ended
Income Statement	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009
Items impacting comparability of results:
Items impacting operating profit:
Impairment of goodwill and long-lived assets	$48.5	$—	$—	$100.0	$—
Pension-related charge	15.3	—	—	—	—
Restructuring	10.1	5.3	—	5.7	8.1
Inventory lower-of-cost-or-market adjustment	1.2	—	—	4.2	2.0
Receivable losses from customer bankruptcies	—	—	—	—	24.1
Stock-based compensation modification	—	—	—	—	4.2

Total of items impacting operating income	$75.1	$5.3	$—	$109.9	$38.4
Items impacting other expenses:
Penalty from prior year tax liabilities	1.7	—	—	—	—
Loss on retirement of debt	—	—	31.9	1.1	—
Foreign exchange (gain) loss	—	—	(2.1)	13.8	18.0
Interest rate swap settlement loss	—	—	—	2.1	—
Cash surrender value of life insurance loss	—	—	—	—	6.5

Total of items impacting other expenses	$1.7	$—	$29.8	$17.0	$24.5

Total of items impacting pre-tax income	$76.8	$5.3	$29.8	$126.9	$62.9
Items impacting income taxes:
Tax benefit of items above impacting pre-tax income	(10.0)	(2.0)	(10.8)	(11.9)	(21.5)
Reversal of deferred income tax valuation allowances/other	(9.7)	(10.8)	—	(4.8)	(1.6)
Reversal of prior year foreign tax	—	—	(1.3)	—	—

Total of items impacting income taxes	$(19.7)	$(12.8)	$(12.1)	$(16.7)	$(23.1)

Net income impact of these items	$57.1	$(7.5)	$17.7	$110.2	$39.8

Diluted EPS impact of these items	$1.73	$(0.22)	$0.50	$3.16	$1.03

* The dilutive EPS impact of these items is derived in the quarterly period in which the item occurred based on the dilutive weighted-average shares outstanding during that period. Therefore, the full year net income impact of these items divided by the dilutive weighted-average shares outstanding for the full year will not equal the diluted EPS impact of the items above. The difference is due to the change in the quarterly dilutive share count and full year dilutive share count.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

For a number of years and through the end of the third quarter of 2012, the Company’s reporting units were consistent with its operating segments of North America, Europe and Emerging Markets (Latin America and Asia Pacific). In the fourth quarter of 2012, the Company reorganized its business segments from geography to end market to reflect its realigned segment reporting structure and management of these global businesses: Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply. All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements to conform to the new presentation.

While 2012 was challenging from a macro economic perspective, which is reflected in lower sales in the OEM Supply segment, the Company’s continuing implementation of its strategic growth initiatives, combined with strong day-to-day execution, enabled it to report record sales and improve its competitive position across all segments. In addition to achieving record annual and fourth quarter sales, other highlights of the year included:

•	The mid-year acquisition of Jorvex, a Peruvian wire & cable distributor, which has performed well to date and added $62.8 million of sales for the year;
•

The Company’s joint venture in Saudi Arabia which is performing ahead of expectations. Importantly, this project illustrates the Company’s global capabilities that differentiate it from key competitors and highlights the importance of the Company’s targeted Europe and Middle East strategy;

•	Continued growth in supply chain solutions with expanded capabilities and penetration;
•	In fiscal 2012, the Company generated cash flow from operations of $141.6 million, which along with the Company’s strong balance sheet position, allowed it to:

¡	fund the Jorvex acquisition;
¡	fund a contribution to the U.S. pension plan that lowers long term pension obligations and costs; and
¡	return $209.8 million to shareholders through a combination of share repurchases and special dividends.

•

Finally, the Company took aggressive and disciplined actions in 2012 to restructure its business to align its cost structure with current views of the markets in which the Company operates. With these actions, the Company reduced its two largest areas of operating expense, personnel and facility costs, and better positioned it for 2013 and beyond.

The Company’s exposure to customers in a diverse range of industries provided it with some pockets of solid sales particularly in natural resource extraction and power generation. Driven by strong sales in those markets and the acquisition of Jorvex, the Wire and Cable segment achieved a record fourth quarter. The Company also achieved a significant milestone in its security solutions business, exceeding $1 billion in annual sales for the first time.

The Company’s outlook for 2013 is for low-to-mid single-digit organic revenue growth for the first half of the year improving to mid-single-digit growth in the second half which the Company believes should drive mid-to-high single-digit incremental operating profit leverage. The Company continues to be well positioned to leverage its global supply chain platform through economic cycles. While global markets are difficult to predict, the Company’s strategic growth initiatives position it well to expand its leadership position within its segments. In this more uncertain environment, the Company has continued to manage expenses and working capital carefully, while pursuing strategic investments to expand its business. Finally, the Company believes that in more challenging economic environments, the Company’s business model, which is based on helping the Company’s customers lower their supply chain costs and reduce execution risk, delivers the greatest value to its customers.

The Company expects to grow through a combination of the following:

•	adding new products to its portfolio;
•

developing a presence in Electrical and Electronic Wire and Cable and OEM Supply in countries where the Company’s current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market; and

•	selectively expanding the Company’s geographic presence.

The aggressive and disciplined actions taken in 2012 to manage and restructure the Company’s cost structure and to lower long-term pension costs are expected to result in approximately $20 million of annual savings. Coming off a year where the Company faced ongoing uncertainty from the global macro environment, it is anticipated that some of the headwinds of 2012, most specifically the delays in enterprise spending and the investment in growth of the Wire and Cable business, may become tailwinds as the Company progresses through 2013.

Consolidated Results of Operations

(In millions, except per share amounts)	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net sales	$6,253.1	$6,146.9	$5,274.5

Gross profit	1,408.7	1,407.4	1,207.6

Operating expenses	1,077.7	1,044.6	940.4
Impairment of goodwill and long-lived assets	48.5	—	—

Operating income	282.5	362.8	267.2
Other expense:
Interest expense	(59.7)	(50.1)	(53.6)
Net loss on retirement of debt	—	—	(31.9)
Other, net	(13.6)	(9.2)	(1.5)

Income from continuing operations before income taxes	209.2	303.5	180.2
Income tax expense	84.6	102.8	70.7

Net income from continuing operations	124.6	200.7	109.5
Income (loss) from discontinued operations, net of tax	0.2	(12.5)	(1.0)

Net income	$124.8	$188.2	$108.5

Diluted income per share:
Continuing operations	$3.69	$5.71	$3.08
Discontinued operations	$—	$(0.35)	$(0.03)

Net income	$3.69	$5.36	$3.05

Items Impacting Comparability of Results

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission (“SEC”). Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and excluding acquisitions and foreign exchange and copper price effects (non-GAAP). The Company believes that by reporting organic growth which excludes the impact of acquisitions, foreign exchange and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze the Company’s underlying trends and other aspects of its financial performance. From time to time, the Company may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate the Company’s performance period over period and to analyze the underlying trends of the Company’s business.

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

The following reflects various items that impact the comparability of the results for the last three fiscal years:

(In millions)	Years Ended
Items impacting comparability of results:	December 28, 2012	December 30, 2011	December 31, 2010

Items impacting operating income:
Impairment of goodwill and long-lived assets	$48.5	$—	$—
Pension-related charge	15.3	—	—
Restructuring	10.1	5.3	—
Inventory lower-of-cost-or-market adjustment	1.2	—	—

Total of items impacting operating income	$75.1	$5.3	$—
Items impacting other expenses:
Penalty from prior year tax liabilities	1.7	—	—
Net loss on retirement of debt	—	—	31.9
Foreign exchange gain	—	—	(2.1)

Total of items impacting other expenses	$1.7	$—	$29.8

Total of items impacting pre-tax income	$76.8	$5.3	$29.8
Items impacting income taxes:
Tax benefit on these items impacting pre-tax income	(10.0)	(2.0)	(10.8)
Reversal of deferred income tax valuation allowances/other	(9.7)	(10.8)	—
Reversal of prior year foreign tax	—	—	(1.3)

Total of items impacting income taxes	$(19.7)	$(12.8)	$(12.1)

Net income impact of these items	$57.1	$(7.5)	$17.7

Dilutive EPS impact of these items	$1.73	$(0.22)	$0.50

The items impacting operating income by segment are reflected in the table below (in millions). All other items impacted consolidated results only and were not allocated to segments.

Items impacting comparability of results by Segment:	ECS	W&C	OEM Supply	Corporate (a)	Total

2012 impairment of goodwill and long-lived assets	$0.3	$0.1	$37.3	$10.8	$48.5
2012 pension-related charge	8.2	5.7	1.4	—	15.3
2012 restructuring	4.1	2.8	3.2	—	10.1
2012 inventory lower-of-cost-or-market adjustment	—	—	1.2	—	1.2

Total of items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1

2011 restructuring	2.3	0.8	2.2	—	5.3

Total of items impacting operating income in 2011	$2.3	$0.8	$2.2	$—	$5.3

(a)

Prior to the change in segments, and in connection with the Company’s annual assessment of goodwill recoverability in the third quarter, the Company recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with its former European reporting unit. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.”

At the end of the second quarter of 2012, the Company acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. The Company paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the allocation of $15.7 million to goodwill. As a result of the acquisition of Jorvex, sales and operating income were favorably affected in 2012 as compared to the prior year by $62.8 million and $5.2 million, respectively.

At the end of the fourth quarter of 2010, the Company acquired all the outstanding shares of Clark Security Products, Inc. and the assets and operations of General Lock, LLC (collectively “Clark”). Clark, based in San Diego, California, is a distributor of security products and locksmith supplies to commercial, industrial and government entities throughout the United States, with major distribution centers in San Diego, California; Dallas, Texas; Sacramento, California; Denver, Colorado; Lexington, Kentucky; Silver Spring, Maryland; Phoenix, Arizona; and Kent, Washington. Clark’s broad array of products includes locking hardware, access control devices, closed circuit television systems, along with various technical support services. The Company paid approximately $36.4 million for the two companies in 2010 (offset in 2011 by $1.6 million which was returned to the Company as a result of net working capital adjustments). As a result of the acquisition of Clark, sales and operating income were favorably affected in 2011 as compared to 2010 by $120.1 million and $2.6 million, respectively.

The acquisitions were accounted for as purchases and the respective results of operations are included in the consolidated financial statements from the date of acquisitions. Had the acquisitions occurred at the beginning of the year of the acquisitions, the Company’s operating results would not have been significantly different.

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

Sales

2012 vs. 2011

(In millions)	ECS	W&C	OEM Supply	Total
Net sales, 2012	$3,236.3	$2,111.2	$905.6	$6,253.1
Net sales, 2011	3,245.3	1,949.9	951.7	6,146.9

$ Change	$(9.0)	$161.3	$(46.1)	$106.2

% Change	(0.3)%	8.3%	(4.8)%	1.7%
Less the % Impact of:
Foreign exchange	(0.8)%	(0.8)%	(2.3)%	(1.0)%
Copper pricing	—%	(2.3)%	—%	(0.7)%
Acquisition of Jorvex	—%	3.2%	—%	1.0%

Organic	0.5%	8.1%	(2.5)%	2.4%

*	Amounts may not sum due to rounding

ECS – The Company believes the overall data infrastructure market in North America declined in the high-single to low-double digit range but that the Company’s segment gained share in the addressable data infrastructure market in 2012. In Europe, the recessionary pressure caused the market to decline as well. In the Emerging Markets the results were mixed. The Company’s ECS segment continued to benefit from strong global trends in security, with the ECS security sales growing by 9.5% in 2012 accounting for 26.6% of segment sales.

W&C – The Company’s strength in Wire and Cable was global, with organic growth across nearly all geographies, led by 32.6% organic growth in Emerging Markets, record sales in Canada and continued strength in the U.S. The segment continued to experience solid project activity in the power generation, industrial, oil and gas and mining sectors. The initiative to expand into industrial automation continued to build momentum with additional products and an expanded vendor base during 2012.

OEM Supply – The sales decline in 2012 reflects reduced production by many of the segment’s large customers. The reductions were primarily driven by weaker demand for customers’ products, consistent with widely reported industrial production statistics in the U.S. and Europe where over 90% of the segment’s business is concentrated with each region roughly equal in size. In the U.S., OEM Supply continues to be impacted by the heavy truck industry, which had a soft second half of 2012. The Europe OEM Supply business had a similar decline in sales, reflecting the broader and more persistent weakness in the European region.

2011 vs. 2010

(In millions)	ECS	W&C	OEM Supply	Total
Net sales, 2011	$3,245.3	$1,949.9	$951.7	$6,146.9
Net sales, 2010	2,914.5	1,600.9	759.1	5,274.5

$ Change	$330.8	$349.0	$192.6	$872.4

% Change	11.3%	21.8%	25.4%	16.5%

Less the % Impact of:
Foreign exchange	1.5%	2.0%	2.7%	1.8%
Copper pricing	—%	6.5%	—%	2.0%
Acquisition of Clark	4.1%	—%	—%	2.3%

Organic	5.7%	13.2%	22.7%	10.4%

*	Amounts may not sum due to rounding

ECS – Continuing with the very strong trends of recent years, total ECS security sales grew 36.5% compared to 2010 and 14.6% on an organic basis. The strategic addition of Clark accounted for approximately one-third of the segment’s sales growth. Geographically, organic sales growth was 5.2% in North America, a decline of 1.5% in Europe and growth of 13.2% in the Emerging Markets as compared to the prior year. This segment experienced a lower growth rate as compared to OEM Supply due to both a challenging comparison to the prior year period and a slowdown in billings due to project delays.

W&C – The on-going investments in Emerging Markets contributed solid growth. Sales increased in this region over 80% as compared to the prior year, as project business remained strong while the day-to-day business continued to grow as well. Sales in this segment were influenced by strong growth in Canada where project business remains very healthy. This segment experienced a lower growth rate as compared to OEM Supply, especially in Europe, due to both a challenging comparison to the prior year period and a slowdown in billings due to project delays.

OEM Supply – Organic sales in North America increased 19.8% year-on-year, while Europe was up 23.1% and Emerging Markets was up 43.2%. The global OEM Supply business continued to benefit from improving demand for capital industrial goods and durable consumer goods combined with market share gains through the addition of new customers and new part sets to existing customers.

Gross Margin

Gross margin decreased in 2012 to 22.5% as compared to 22.9% in the prior two fiscal years. During 2012, the Company recorded an inventory lower of cost or market adjustment of $1.2 million. The effects of lower copper prices did not impact gross margin percentages significantly in any year. The lower margin in 2012 versus the prior two years was driven by the Wire and Cable segment which had the biggest impact on total gross margin, with two major drivers:

•

First a product mix shift from its OEM vertical market to the industrial market. The Company experienced a mix shift reflecting production declines at its OEM customers which is a higher margin market;

•

Secondly, within the U.S. and Canada industrial business, the Company experienced a doubling in the number of projects. Similarly, the segment achieved sizeable growth in large projects in Latin America and Europe. While this mix shift was dilutive to margins in the year, the Company believes this is an important opportunity to drive margins going forward as the segment increases the supply chain solutions it can offer on its project business.

Operating Expenses

Operating expenses increased from $940.4 million in 2010 to $1,044.6 million in 2011 and to $1,077.7 million in 2012. Operating expenses in 2011 include an incremental $33.7 million related to the Clark acquisition, $20.6 million due to changes in foreign exchange rates as compared to 2010 and a $5.3 million restructuring charge. Operating expenses for 2012 include an incremental $7.4 million related to the Jorvex acquisition while changes in foreign exchange rates decreased operating expenses by $13.8 million as compared to 2011. The current year increase in operating expenses include pension and restructuring costs of $25.4 million which are more fully described in the Notes to the Consolidated Financial Statements.

Operating Income

2012 vs. 2011

(In millions)	ECS	W&C	OEM Supply	Corporate (a)	Total
Operating income, 2012	$156.7	$166.5	$(29.9)	$ (10.8)	$282.5
Operating income, 2011	184.8	161.2	16.8	—	362.8

$ Change	$(28.1)	$5.3	$(46.7)	$(10.8)	$(80.3)

% Change	(15.2)%	3.3%	nm	nm	(22.1)%

Items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1

Adjusted operating income, 2012	$169.3	$175.1	$13.2	$—	$357.6

Items impacting operating income in 2011	$2.3	$0.8	$2.2	$—	$5.3

Adjusted operating income, 2011	$187.1	$162.0	$19.0	$—	$368.1

Adjusted Change %	(9.6)%	8.1%	(30.4)%	nm	(2.9)%

Less the % impact of:
Foreign exchange	0.6%	(0.3)%	0.5%	nm	0.2%
Copper pricing	—	(6.1)%	—	nm	(2.7)%
Acquisitions	—	3.2%	—	nm	1.4%

Organic	(10.1)%	11.3%	(30.9)%	nm	(1.8)%

*	Amounts may not sum due to rounding
**	nm – percentages are not meaningful
(a)

Prior to the change in segments, and in connection with the Company’s annual assessment of goodwill recoverability in the third quarter, the Company recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with its former European reporting unit. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.”

2011 vs. 2010

(In millions)	ECS	W&C	OEM Supply	Corporate	Total
Operating income, 2011	$184.8	$161.2	$16.8	$—	$362.8
Operating income, 2010	160.7	103.1	3.4	—	267.2

$ Change	$24.1	$58.1	$13.4	$—	$95.6

% Change	15.0%	56.4%	nm	nm	35.8%

Items impacting operating income in 2011	$2.3	$0.8	$2.2	$—	$5.3

Adjusted operating income, 2011	$187.1	$162.0	$19.0	$—	$368.1

Adjusted Change % (a)	16.4%	57.2%	nm	nm	37.8%

Less the % impact of:
Foreign exchange	0.3%	1.0%	(7.1)%	nm	0.5%
Copper pricing	—	20.6%	—	nm	7.9%
Acquisitions	1.6%	—	—	nm	1.0%

Organic	14.4%	35.6%	nm	nm	28.3%

*	Amounts may not sum due to rounding
**	nm – percentages are not meaningful
(a)	No items impacted 2010 operating income significantly to affect the comparability of the results.

ECS – Adjusted operating margin was 5.2% in 2012 compared to 5.8% in the previous year and 5.5% in 2010. Persistent weakness in the European economy and a product mix shift as security became an increasing part of the overall sales mix were the primary drivers of the margin decline versus the previous periods. This segment has also experienced what it believes to be a temporary slowdown in the datacenter market and some pricing pressure in its U.S. business.

W&C – Adjusted operating margin was 8.3% in both 2012 and 2011 but 6.4% in 2010. The flat year over year results are largely a result of a mix shift from OEM to Industrial products in North America and an increase in lower margin project activity outside of the U.S. which has been offset by the lower operating expenses as a percentage of sales. Results since 2010 have improved due to the strong growth in this segment and the success that has been achieved in the Emerging Markets, including the acquisition of Jorvex.

OEM Supply – Adjusted operating margin was 1.5% in 2012 compared to 2.0% and 0.4% in 2011 and 2010, respectively. The weakness in this segment was a result of its exposure to the heavy truck market in the U.S. as well as its significant exposure to manufacturing in the Europe region which accounts for nearly 50% of the OEM Supply business. In 2010, this segment was negatively impacted by cost pressures in the Company’s European OEM Supply business due to significant unilateral cost increases from European-based fastener manufacturers resulting from the European Union imposition of anti-dumping duties on fasteners imported from China.

Interest Expense and Other

Consolidated interest expense was $59.7 million, $50.1 million and $53.6 million in 2012, 2011, and 2010, respectively. The increase in interest expense is driven by the $12.9 million incremental interest expense associated with the issuance of the Notes due 2019. The Company’s average cost of debt was 6.1%, 5.1% and 6.3% in 2012, 2011, and 2010, respectively. The Company’s average cost of debt increase in 2012 is due to the issuance of $350 million of Notes due 2019 to pre-fund the retirement of $300 million convertible notes due in February 2013. Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Latin America where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $11.7 million in 2012 and $7.1 million in 2011. In 2010, the Company recorded foreign exchange losses of $4.6 million. These losses were offset by a foreign exchange gain of $2.1 million which was associated with the remeasurement of Venezuela’s bolivar-denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate. The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of Company-owned life insurance policies associated with the Company-sponsored deferred compensation program. The Company recorded gains on the cash surrender value in 2012 and 2010 of $0.5 million and $3.0 million, respectively. In 2011, the Company recorded a loss of $0.9 million. As a result of the retirement of debt in 2010, the Company recognized a pre-tax loss of $31.9 million.

Income Taxes

The tax provision on continuing operations for 2012 was $84.6 million compared to $102.8 million in the prior year and $70.7 million in 2010. During the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. The prior year results included a net tax benefit of $10.8 million primarily related to the reversal of deferred income tax valuation allowances. The 2010 provision includes a reversal of $1.3 million for prior years foreign taxes. As a result, the Company’s effective tax rate for 2012 was 40.5% as compared to 33.9% in the prior year and 39.2% in 2010. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted tax rate in 2012 was 36.5% compared to 37.4% in the prior year and 39.5% in 2010. The declining adjusted tax rate from 2010 is due to the favorable mix of taxable income and changes to the capital structure in several countries.

Net Income from Continuing Operations

	Years Ended
(In millions)	December 28, 2012	December 30, 2011	December 31, 2010
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations, net of tax, before items impacting income	$181.7	$193.2	$127.2
Items impacting expense (income), net of tax	57.1	(7.5)	17.7

Reported net income from continuing operations, net of tax	$124.6	$200.7	$109.5

Diluted EPS before items impacting expense (income)	$5.42	$5.49	$3.58
Dilutive EPS impact of these items	1.73	(0.22)	0.50

Dilutive EPS - GAAP	$3.69	$5.71	$3.08

Financial Liquidity and Capital Resources

Cash Flow

As a distributor, the Company’s use of capital is largely for working capital to support its revenue growth. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since the Company operates almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales.

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, then from additional borrowings and lastly from additional equity offerings. In periods when sales are decreasing, the Company will have improved cash flows due to reduced working capital requirements. During such periods, the Company will use the expanded cash flow to reduce the amount of leverage in its capital structure until such time as the outlook for improved economic conditions and growth is clear. Also, the Company will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with its anticipated capital requirements.

Net cash provided by operations was $141.6 million in 2012 which compares to $144.4 million of cash provided by operations in 2011. Excluding the $34.0 million contribution to the pension plan to fund the majority of the lump-sum payment option offered to terminated vested participants, cash flow provided by operations was $175.6 million representing an increase of $31.2 million. The increase in cash flow provided by operations was due to an improvement in working capital as a percentage of sales. Net cash provided by operating activities in 2011 compares to $195.2 million in 2010. The decrease in 2011 was due to a change in working capital requirements to support organic sales growth.

Consolidated net cash used in investing activities was $89.5 million. This compares to net cash provided by investing activities of $118.8 million in 2011, which included $143.6 million from the sale of the Company’s Aerospace business offset by $26.4 million in capital expenditures. This compares to net cash used in investing activities during 2010 of $56.0 million for the acquisition of Clark and capital expenditures. In 2012, the Company paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt to acquire Jorvex. Capital expenditures increased to $34.2 million in fiscal 2012 from $26.4 million and $19.6 million in 2011 and 2010, respectively. Capital expenditures are expected to be approximately $45 million in 2013 as the Company continues to invest in the consolidation of certain acquired facilities in North America and Europe, warehouse equipment, information system upgrades and new software to support its infrastructure.

Net cash used in financing activities was $68.8 million in 2012 compared to $235.5 million and $172.3 million in 2011 and 2010, respectively. In the first half of 2012, the Company issued $350 million principal amount of Notes due 2019 and repaid $209.3 million of borrowings under revolving credit facilities. This compares to repayments of borrowings of $49.4 million in the prior year period. Using available borrowings under the Company’s long-term revolving credit facility, the Company retired the remainder of its 3.25% zero coupon convertible Notes due 2033 (“Notes due 2033”) for $213.4 million over the course of 2011 and 2010. Over the last three fiscal years, the Company has returned approximately $470 million of excess capital to shareholders through the repurchase of common stock and special dividends.

Liquidity and Capital Resources

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

At the end of fiscal 2012, the Company had approximately $422.0 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings as well as $82.0 million of outstanding borrowings under its $300.0 million accounts receivable securitization facility, resulting in over $640 million of available liquidity at the end of 2012. With a year-end cash balance of $89.4 million and available committed credit facilities, the Company will continue to evaluate the optimal use of these funds. The Company’s debt-to-total capitalization was 50.3%, 44.7% and 46.9% at the end of fiscal years 2012, 2011 and 2010, respectively.

The Company is in compliance with all of its covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of December 28, 2012, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding the Company’s credit arrangements, see Note 5. “Debt” in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Commitments

At the end of fiscal 2012, the Company has various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on the Company’s Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to the Company’s intent and ability to settle such contractual commitments that might be considered short term.

	Payments due by period
	2013	2014	2015	2016	2017	Beyond 2017	Total
	(In millions)
Debt [a]	$303.1	$32.3	$282.0	$18.6	$—	$350.0	$986.0
Contractual Interest [b]	41.1	37.7	29.9	23.3	23.2	30.9	186.1
Purchase Obligations [c]	505.9	4.7	5.4	—	—	—	516.0
Operating Leases	62.3	49.7	38.7	29.8	19.4	53.5	253.4
Deferred Compensation Liability [d]	3.2	3.5	1.9	2.7	2.7	31.5	45.5
Pension Plans [e]	20.4	—	—	—	—	—	20.4

Total Obligations	$936.0	$127.9	$357.9	$74.4	$45.3	$465.9	$2,007.4

Liabilities related to unrecognized tax benefits of $4.3 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various foreign subsidiaries of the Company had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $130.1 million at December 28, 2012, which are subject to various provisions of each respective country. Approximately $19.4 million of this amount expires between 2013 and 2022, and $110.7 million of the amount has an indefinite life. See Note 7. “Income Taxes” in the notes to the consolidated financial statements for further information related to unrecognized tax benefits.

(a)

The $82.0 million outstanding under the accounts receivable securitization facility will mature in 2015. The book value of the Notes due 2013 was $297.8 million at December 28, 2012 and will accrete to $300.0 million through maturity on February 15, 2013. The book value of the Notes due 2014 was $31.6 million at December 28, 2012 and will accrete to $32.3 million in 2014. Borrowings under the Company’s long-term revolving credit facilities of $18.7 million mature in 2016. The Notes due 2015 and the Notes due 2019 are $200.0 million and $350.0 million, respectively.

(b)

Interest payments on debt outstanding at December 28, 2012 through maturity. For variable rate debt, the Company computed contractual interest payments based on the borrowing rate at December 28, 2012.

(c)

Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be cancelled with limited or no financial penalties.

(d)

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2012, the deferred compensation liability was $45.5 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, the Company has purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. At December 28, 2012, the cash surrender value of these company life insurance policies was $34.4 million.

(e)

The majority of the Company’s various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. The Company’s policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 28, 2012, the current portion of the Company’s net pension liability of $95.4 million was $0.8 million. The Company currently estimates that it will be required to contribute $20.4 million to its foreign and domestic pension plans in 2013. Due to the future impact of various market conditions, rates of return and changes in plan participants, the Company cannot provide a meaningful estimate of its future contributions beyond 2013.

Critical Accounting Policies and Estimates

The Company believes that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, with the exception of the goodwill and long-lived asset impairment charges in 2009 and 2012, the Company’s estimates in these critical areas have not differed materially from actual results.

Allowance for Doubtful Accounts

At December 28, 2012 and December 30, 2011, the Company reported net accounts receivable of $1,225.5 million and $1,151.0 million, respectively. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts which was $21.4 million and $19.5 million at the end of 2012 and 2011, respectively. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter the Company segregates the doubtful receivable balances into the following major categories and determines the bad debt reserve required as outlined below:

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

Inventory Obsolescence

At December 28, 2012 and December 30, 2011, the Company reported inventory of $1,060.9 million and $1,070.7 million, respectively (net of inventory reserves of $61.5 million and $61.2 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors
•	Price protection from vendors
•	Expected future usage
•	Whether or not a customer is obligated by contract to purchase the inventory
•	Current market pricing
•	Historical consumption experience
•	Risk of obsolescence

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

Pension Expense

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

A significant element in determining the Company’s net periodic benefit cost in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) is the expected return on plan assets. For 2012, the Company had assumed that the weighted-average expected long-term rate of return on plan assets would be 6.10%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2012. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 9.3% in 2012 as compared to a gain of 4.6% in 2011. As a result, the fair value of plan assets is $385.7 million at the end of fiscal 2012, compared to $335.1 million at the end of fiscal 2011. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Accumulated Other Comprehensive Income (Loss),” a component of “Stockholders’ Equity” in the Consolidated Balance Sheets.

The measurement date for all plans of the Company is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2012 and 2011, the Company reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At December 28, 2012 and December 30, 2011, the Company determined the consolidated weighted-average rate of all plans to be 4.08% and 4.56%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. The decrease in the discount rate and the weakening of the U.S. dollar has increased the projected benefit obligation. Partially offsetting this increase are the pension plan changes outlined below. As a result, the projected benefit obligation increased to $481.1 million at the end of fiscal 2012 from $480.5 at the end of fiscal 2011. The Company’s consolidated net pension liability was $95.4 million at the end of fiscal 2012 compared to $145.4 million at the end of 2011.

In the fourth quarter of 2012, the Company took two actions related to the Anixter Inc. Pension Plan in the United States that will reduce future expenses and contributions. First, the Company offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions by the Company to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, the company made changes to its existing U.S. defined benefit plan which are effective as of December 31, 2013 that freeze benefits provided to employees hired on or before June 1, 2004. This change resulted in a remeasurement of the projected benefit obligation, resulting in a reduction of the balance by $44.6 million in the fourth quarter of 2012. These employees will be covered under the personal retirement account pension formula described more fully in Note 8. “Pension Plans, Post-Retirement Benefits and Other Benefits” in the Notes to the Consolidated Financial Statements.

Due to the settlement charge in the fourth quarter of 2012, and a decline in the consolidated weighted-average discount rate from 5.49% in 2011 to 4.56% in 2012, the Company recognized a consolidated pre-tax net periodic cost of $41.0 million in 2012, up from $16.4 million in 2011. Excluding the settlement charge, the Company estimates its 2013 net periodic cost to decrease approximately 30% to 35% primarily due to the amendment described above. The combination of these changes to the pension plan and the restructuring actions outlined in Note 3. “Restructuring Charge” will drive approximately $20 million in annual costs savings beginning immediately.

Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2013 pension expense of approximately $3.8 million and an increase in the projected benefit obligations at December 28, 2012 of $38.1 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2013 expense of approximately $1.7 million.

Goodwill and Indefinite-Lived Intangible Assets

In September 2011, the FASB issued new guidance related to testing goodwill for impairment, giving companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The qualitative assessment considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company utilized the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter. In addition to the qualitative approach, the Company also performed a combination of the quantitative evaluation of the income and market approach to determine the fair value of the Company’s former European segment. As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, the Company was required to reassign the carrying amount of goodwill to its new reporting units based on the relative fair value assigned as of the effective date of the Company’s change in segment reporting in the fourth quarter of 2012. An interim assessment of the recoverability of goodwill assigned to the reporting units was necessitated as a result of this change. In connection with the Company’s fourth quarter interim assessment to test for goodwill impairment, the Company utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.”

The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.

The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, the Company performs the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described above. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Other than goodwill, the Company does not have any material indefinite-lived intangible assets. The Company’s long-lived assets consists of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, the Company assesses whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, the Company then measures an impairment loss for the amount that carrying value exceeds fair value of the assets.

At the end of fiscal 2012, the Company expects the carrying amount of goodwill, allocated to each of its segments, and its long-lived assets to be fully recoverable.

Deferred Tax Assets

At December 28, 2012 and December 30, 2011, the Company’s allowance for deferred tax assets was $22.2 million and $20.3 million, respectively. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

Uncertain Tax Positions

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

As of December 28, 2012, the aggregate amount of global uncertain tax position liabilities and related interest and penalties recorded was approximately $4.3 million. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The Company’s counterparties to its derivative contracts have investment-grade credit ratings. The Company expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in “Other, net” in the Company’s Consolidated Statements of Income. During periods of volatility in foreign exchange rates, the Company can be subject to significant foreign exchange gains and losses since there is a time lag between when the Company incurs the foreign exchange exposure and when the Company has the information to properly hedge the exposure.

Foreign Exchange Risk

The Company’s foreign currency-denominated sales were 34% in 2012, 35% in 2011 and 35% in 2010. The Company’s exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). The Company also has exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso) and Venezuela (Bolivar).

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

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Income.

The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 28, 2012 and December 30, 2011, the notional amount of the foreign currency forward contracts outstanding was approximately $346.9 million and $161.3 million, respectively. The Company prepared sensitivity analyses of its foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in the Company recording a $37.1 million and $15.8 million loss in fiscal 2012 and 2011, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, the Company would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.

Venezuela Foreign Exchange

The Company’s functional currency for financial reporting purposes in Venezuela is the U.S. dollar (“USD”). Inventory is sourced from vendors in the United States (including the parent company of the Venezuelan subsidiary, Anixter Inc.) and paid for in USD. Sales to customers are invoiced in the local bolivar currency and bolivars are collected from customers to settle outstanding receivables. Since 2009, local government restrictions have made it increasingly difficult to transfer cash out of Venezuela.

Historically, the Company utilized the parallel market (which involves using bolivars to purchase Venezuelan securities and then swapping those securities for USD denominated investments) to obtain USD to settle USD liabilities, which resulted in unfavorable foreign exchange rates as compared with the official rate in Venezuela. As a result of the factors that led to increased usage of the parallel market, including cash remittance to the parent, the Company re-evaluated its historical practice of remeasuring bolivar-denominated monetary assets (primarily cash and accounts receivable) into USD using the official exchange rate for financial reporting purposes. As a result of this re-evaluation, the Company concluded that the use of the parallel rate for remeasurement purposes was most appropriate.

In 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, the Company is limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was adjusted to 5.3 bolivars to one USD in the second quarter of 2010, resulting in a pre-tax foreign exchange gain of $2.1 million. The bolivar to USD exchange rate was 5.53 bolivars to one USD at the end of 2012, 2011 and 2010.

Through the end of fiscal 2012, the rate at which the Company obtained permission to repatriate cash through SITME varied and was determined by the Central Bank. The rate reflected in the Company’s consolidated financial statements has been the average exchange rate obtained during the reporting period for transactions that the Company executes through SITME. The Company received small approval amounts from the regulatory authority in Venezuela at rates of 4.30; however, the Company has not historically considered this representative of the rate at which it can repatriate significant cash in a consistent manner. Therefore, the Company has not used the official rate for U.S. GAAP accounting.

In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. In addition, Venezuelan officials announced that they would be discontinuing the SITME system. The Company believes that the new official rate of 6.30 bolivars to one USD will be the rate that the Company will be allowed to use to repatriate cash from Venezuela. The Company is currently evaluating the potential impact of this change but it is not expected to have a material impact on the Company’s consolidated financial statements. For further information, see Note 13. “Subsequent Events” in the Notes to the Consolidated Financial Statements.

Interest Rate Risk

At December 28, 2012, the Company had no outstanding interest rate swap agreements. As of December 30, 2011, the Company had GBP 15 million of notional amount outstanding in an interest rate swap agreement. The Company used the interest rate swap agreements to reduce its exposure to fluctuations in interest rates with the objective of converting variable interest to fixed interest associated with forecasted interest payments resulting from revolving borrowings in the U.K. and were designated as hedging instruments. The Company does not enter into interest rate swaps for speculative purposes. The fair value of the interest rate swap was determined by means of a mathematical model that calculated the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, or by means of pricing indications from one or more other dealers selected at the discretion of the respective banks. These inputs would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. At December 30, 2011, the interest rate swap was revalued at then current interest rates, with the changes in valuation reflected directly in “Accumulated Other Comprehensive Income (Loss)” in the Company’s

Consolidated Balance Sheets. The fair market value of the Company’s previous interest rate agreement, which was the estimated exit price that the Company would pay to cancel the interest rate agreement, was not significant at December 30, 2011.

Fair Market Value of Debt Instruments

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.

The carrying value of the Company’s nonconvertible fixed-rate debt (specifically, Notes due 2019, Notes due 2015 and Notes due 2014) was $581.6 million and $231.1 million at December 28, 2012 and December 30, 2011, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $622.7 million and $240.4 million at December 28, 2012 and December 30, 2011, respectively. The Company’s Notes due 2019, Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 5.625%, 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the nonconvertible fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the nonconvertible fixed-rate debt would decrease by 1.6% and 1.4% at December 28, 2012 and December 30, 2011, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 1.6% and 1.4% at December 28, 2012 and December 30, 2011, respectively.

The carrying value of the Company’s outstanding convertible fixed-rate debt (specifically, Notes due 2013) was $297.8 million at December 28, 2012 and $280.3 million at December 30, 2011. During 2011, the Company retired its Notes due 2033 as a result of repurchases and bondholder conversions. As the Company’s outstanding convertible fixed-rate debt may be converted into the Company’s common stock, the price of the Company’s common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible debt decreased to $338.5 million at December 28, 2012 from $342.8 million at December 30, 2011. The decline in the estimated fair value of the Company’s convertible debt is primarily due to the stock price during fiscal 2012. A hypothetical 10.0% increase in the price of the Company’s common stock from the price at December 28, 2012 and December 30, 2011 would have increased the fair value of its then outstanding convertible debt by $33.8 million and $34.3 million, respectively.

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

FORWARD-LOOKING INFORMATION

The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “estimate,” “plan,” “project,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating the Company’s expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the consolidated financial statements, including the notes thereto, on pages 39 to 79 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anixter International Inc.:

We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 28, 2012 and December 30, 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2013

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net sales	$6,253.1	$6,146.9	$5,274.5
Cost of goods sold	4,844.4	4,739.5	4,066.9

Gross profit	1,408.7	1,407.4	1,207.6

Operating expenses	1,077.7	1,044.6	940.4
Impairment of goodwill and long-lived assets	48.5	—	—

Operating income	282.5	362.8	267.2
Other expense:
Interest expense	(59.7)	(50.1)	(53.6)
Net loss on retirement of debt	—	—	(31.9)
Other, net	(13.6)	(9.2)	(1.5)

Income from continuing operations before income taxes	209.2	303.5	180.2
Income tax expense	84.6	102.8	70.7

Net income from continuing operations	124.6	200.7	109.5
Income (loss) from discontinued operations, net of tax	0.2	(12.5)	(1.0)

Net income	$124.8	$188.2	$108.5

Income per share:
Basic:
Continuing operations	$3.76	$5.87	$3.21
Discontinued operations	$0.01	$(0.37)	$(0.03)

Net income	$3.77	$5.50	$3.18

Diluted:
Continuing operations	$3.69	$5.71	$3.08
Discontinued operations	$—	$(0.35)	$(0.03)

Net income	$3.69	$5.36	$3.05

Basic weighted-average common shares outstanding	33.1	34.2	34.1
Effect of dilutive securities:
Stock options and units	0.3	0.4	0.5
Convertible notes due 2013	0.4	0.3	—
Convertible notes due 2033	—	0.2	0.9

Diluted weighted-average common shares outstanding	33.8	35.1	35.5

Dividend declared per common share	$4.50	$—	$3.25

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net income	$124.8	$188.2	$108.5

Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax	17.9	(41.4)	12.9
Foreign currency translation	15.9	(18.3)	13.4
Foreign currency translation recognized in net income	—	1.0	—
Changes in fair market value of derivatives, net of tax	(0.1)	1.0	1.2

Other comprehensive income (loss)	33.7	(57.7)	27.5

Comprehensive income	$158.5	$130.5	$136.0

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

ASSETS	December 28, 2012	December 30, 2011
Current assets:
Cash and cash equivalents	$89.4	$106.1
Accounts receivable (Includes $527.2 and $524.6 at December 28, 2012 and December 30, 2011, respectively, associated with securitization facility)	1,225.5	1,151.0
Inventories	1,060.9	1,070.7
Deferred income taxes	40.7	37.7
Other current assets	33.6	37.4

Total current assets	2,450.1	2,402.9
Property and equipment, at cost	314.4	291.0
Accumulated depreciation	(218.5)	(202.7)

Net property and equipment	95.9	88.3
Goodwill	342.0	351.7
Other assets	201.6	191.1

Total Assets	$3,089.6	$3,034.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$716.9	$706.5
Accrued expenses	249.5	317.4
Short-term debt	0.9	3.0

Total current liabilities	967.3	1,026.9
Long-term debt (Includes $82.0 and $175.0 at December 28, 2012 and December 30, 2011, respectively, associated with securitization facility)	982.2	806.8
Other liabilities	170.2	199.1

Total liabilities	2,119.7	2,032.8
Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 32,537,986 and 33,228,049 shares issued and outstanding as of December 28, 2012 and December 30, 2011, respectively	32.5	33.2
Capital surplus	218.6	196.5
Retained earnings	770.6	857.0
Accumulated other comprehensive loss:
Foreign currency translation	15.4	(0.5)
Unrecognized pension liability, net	(67.4)	(85.3)
Unrealized loss on derivatives, net	0.2	0.3

Total accumulated other comprehensive loss	(51.8)	(85.5)

Total stockholders’ equity	969.9	1,001.2

Total liabilities and stockholders’ equity	$3,089.6	$3,034.0

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Operating activities:
Net income	$124.8	$188.2	$108.5
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	48.5	—	—
Loss on sale of business	—	22.6	—
Net loss on retirement of debt	—	—	31.9
Depreciation	22.5	22.1	22.5
Accretion of debt discount	17.9	17.1	18.8
Stock-based compensation	14.6	11.1	16.7
Amortization of intangible assets	10.0	11.4	11.3
Deferred income taxes	(9.4)	7.2	21.6
Amortization of deferred financing costs	3.1	2.5	2.7
Pension plan contributions (including settlements)	(57.4)	(20.2)	(16.9)
Pension plan expenses	41.0	16.4	16.7
Excess income tax benefit from employee stock plans	(3.1)	(6.9)	(5.4)
Changes in current assets and liabilities:
Accounts receivable	(24.7)	(98.3)	(136.0)
Inventories	41.9	(200.4)	(63.6)
Accounts payable and other current assets and liabilities, net	(89.8)	171.6	166.1
Other, net	1.7	—	0.3

Net cash provided by operating activities	141.6	144.4	195.2
Investing activities:
Acquisition of businesses, net of cash acquired	(55.3)	1.6	(36.4)
Capital expenditures, net	(34.2)	(26.4)	(19.6)
Net proceeds from sale of business	—	143.6	—

Net cash (used in) provided by investing activities	(89.5)	118.8	(56.0)
Financing activities:
Proceeds from borrowings	615.5	1,023.7	1,029.2
Repayment of borrowings	(824.8)	(1,073.1)	(778.0)
Proceeds from issuance of Notes due 2019	350.0	—	—
Payment of special cash dividend	(150.6)	—	(111.0)
Purchases of common stock for treasury	(59.2)	(107.5)	(41.2)
Deferred financing costs	(7.6)	(4.2)	(0.3)
Proceeds from stock options exercised	3.4	13.4	8.7
Excess income tax benefit from employee stock plans	3.1	6.9	5.4
Retirement of Convertible Notes due 2033 – debt component	—	(48.9)	(65.6)
Retirement of Convertible Notes due 2033 – equity component	—	(44.9)	(54.0)
Retirement of Notes due 2014	—	—	(165.5)
Other, net	1.4	(0.9)	—

Net cash used in financing activities	(68.8)	(235.5)	(172.3)

(Decrease) increase in cash and cash equivalents	(16.7)	27.7	(33.1)
Cash and cash equivalents at beginning of period	106.1	78.4	111.5

Cash and cash equivalents at end of period	$89.4	$106.1	$78.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance at January 1, 2010	34.7	$34.7	$225.1	$819.6	$(55.3)	$1,024.1

Net income	—	—	—	108.5	—	108.5
Other comprehensive income:
Foreign currency translation	—	—	—	—	13.4	13.4
Changes in unrealized pension cost, net of tax of $3.1	—	—	—	—	12.9	12.9
Changes in fair market value of derivatives, net of tax of $0.9	—	—	—	—	1.2	1.2
Special dividend declared on common stock ($3.25 per share)	—	—	—	(113.7)	—	(113.7)
Purchase and retirement of treasury stock (see Note 9.)	(1.0)	(1.0)	—	(40.2)	—	(41.2)
Equity component of repurchased convertible debt, net of tax of $33.6 (see Note 5.)	—	—	(20.4)	—	—	(20.4)
Stock-based compensation	—	—	16.7	—	—	16.7
Issuance of common stock and related tax benefits	0.6	0.6	8.7	—	—	9.3

Balance at December 31, 2010	34.3	$34.3	$230.1	$774.2	$(27.8)	$1,010.8

Net income	—	—	—	188.2	—	188.2
Other comprehensive income:
Changes in unrealized pension cost, net of tax of $21.4	—	—	—	—	(41.4)	(41.4)
Foreign currency translation	—	—	—	—	(18.3)	(18.3)
Foreign currency translation related to sale of business recognized in net income	—	—	—	—	1.0	1.0
Changes in fair market value of derivatives, net of tax of $0.4	—	—	—	—	1.0	1.0
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 9.)	(2.0)	(2.0)	—	(105.5)	—	(107.5)
Equity component of repurchased convertible debt, net of tax of $6.2 (see Note 5.)	—	—	(38.7)	—	—	(38.7)
Reversal of tax benefit on equity component of convertible debt repurchases (see Note 7.)	—	—	(18.7)	—	—	(18.7)
Stock-based compensation	—	—	11.1	—	—	11.1
Issuance of common stock and related tax benefits	0.9	0.9	12.7	—	—	13.6

Balance at December 30, 2011	33.2	$33.2	$196.5	$857.0	$(85.5)	$1,001.2

Net income	—	—	—	124.8	—	124.8
Other comprehensive income:
Changes in unrealized pension cost, net of tax of $15.7	—	—	—	—	17.9	17.9
Foreign currency translation	—	—	—	—	15.9	15.9
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Special dividend declared on common stock ($4.50 per share)	—	—	—	(153.1)	—	(153.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 9.)	(1.0)	(1.0)	—	(58.2)	—	(59.2)
Stock-based compensation	—	—	14.6	—	—	14.6
Issuance of common stock and related tax benefits	0.3	0.3	7.5	—	—	7.8

Balance at December 28, 2012	32.5	$32.5	$218.6	$770.6	$(51.8)	$969.9

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Anixter International Inc. (“the Company”), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM supply fasteners and other small parts through Anixter Inc. and its subsidiaries (collectively “Anixter”).

In the fourth quarter of 2012, the Company reorganized its business segments from geography to end market to reflect a new operating structure and management of these global businesses: Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply. All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements. See Note 10. “Business Segments” for further information.

Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. The Company’s fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2012, 2011 and 2010. Certain amounts have been reclassified to conform to the current year presentation.

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

Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts which was $21.4 million and $19.5 million at the end of 2012 and 2011, respectively. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $7.5 million, $8.0 million and $12.8 million in 2012, 2011 and 2010, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.

Inventories: Inventories, consisting primarily of purchased finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some of its vendors that provide a right to return products. This right is typically limited to a small percentage of the Company’s total purchases from that vendor. Such rights provide that the Company can return slow-moving product and the vendor will replace it with faster-moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce the Company’s current inventory carrying cost down to the manufacturer’s current price. The Company considers these agreements in determining its reserve for obsolescence.

At December 28, 2012 and December 30, 2011, the Company reported inventory of $1,060.9 million and $1,070.7 million, respectively (net of inventory reserves of $61.5 million and $61.2 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Price protection from vendors
•	Expected future usage
•	Whether or not a customer is obligated by contract to purchase the inventory
•	Current market pricing
•	Historical consumption experience
•	Risk of obsolescence

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.

Property and equipment: At December 28, 2012, net property and equipment consisted of $76.3 million of equipment and computer software and approximately $19.6 million of buildings and leasehold improvements. At December 30, 2011, net property and equipment consisted of $62.9 million of equipment and computer software and approximately $25.4 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining useful lives of its property and equipment warrant revision or that the remaining balance of such assets may not be recoverable. In 2012, the Company recorded a non-cash impairment charge related to the write-down of property and equipment and these charges are reflected in the operating results for the Company. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.” Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations was $22.5 million, $22.1 million and $22.5 million in 2012, 2011 and 2010, respectively.

Costs for software developed for internal use are capitalized when the preliminary project stage is complete and the Company has committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria have been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 28, 2012 and December 30, 2011, capitalized costs, net of accumulated amortization, for software developed for internal use was approximately $35.1 million and $27.9 million, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2012, 2011 and 2010 were insignificant.

Goodwill: In September 2011, the FASB issued new guidance related to testing goodwill for impairment, giving companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The qualitative assessment considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company utilized the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter for three of its four reporting units. In addition to the qualitative approach, the Company also performed a combination of the quantitative evaluation of the income and market approach to determine the fair value of the Company’s former European reporting unit.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, the Company reassigned the carrying amount of goodwill to its new reporting units based on the relative fair value assigned as of the effective date of the Company’s change in segment reporting. The Company performed an interim assessment of the recoverability of goodwill assigned to the reporting units as a result of this change. In connection with the Company’s fourth quarter interim assessment to test for goodwill impairment, the Company performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.”

The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach the Company determines the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.

The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, the Company performs the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described above. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Intangible assets: Intangible assets other than goodwill, included in other assets on the consolidated balance sheets, primarily consist of customer relationships that are being amortized over periods ranging from 8 to 15 years. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. For definite-lived intangible assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. In 2012, the Company recorded a non-cash impairment charge related to definite-lived intangible assets and these charges are reflected in the operating results for the Company. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.” For indefinite-lived intangible assets, the Company annually assesses whether the asset is recoverable using the same approach as the goodwill evaluation during the third quarter. At December 28, 2012 and December 30, 2011 the Company’s gross carrying amount of intangibles subject to amortization was $103.2 million and $130.4 million, respectively. Accumulated amortization was $40.8 million and $60.5 million at December 28, 2012 and December 30, 2011, respectively. At December 28, 2012, the Company had $4.7 million of indefinite-lived intangible assets not subject to amortization. Prior to 2012, the Company did not have any indefinite-lived intangible assets.

Intangible amortization expense is expected to average $7.3 million per year for the next five years.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Debt: The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The liability and equity components are accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate. The bifurcation of the component of debt, classification of that component in equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in the Company’s Consolidated Statements of Income. These provisions impact the accounting associated with the Company’s $300 million convertible notes due 2013 (“Notes due 2013”) which were outstanding at the end of 2012, and subsequently retired in February 2013. The following table provides additional information about these notes:

	December 28, 2012	December 30, 2011
($ and shares in millions, except conversion prices)
Carrying amount of the equity component	$53.3		$53.3
Principal amount of the liability component	$300.0		$300.0
Unamortized discount of liability component (a)	$(2.2)		$(19.7)
Net carrying amount of liability component	$297.8		$280.3
Remaining amortization period of discount (a)	2 months		(c	)
Conversion price	$55.81	$	(c	)
Number of shares to be issued upon conversion	5.4		(c	)
If-converted value exceeds principal amount (b)	$36.7	$	(c	)

(a)

The Notes due 2013 were issued in February of 2007. For convertible debt accounting purposes, the expected life was determined to be six years from the issuance date. As such, the Company is amortizing the unamortized discount through interest expense through February of 2013.

(b)

If-converted value amounts are for disclosure purposes only. The Notes due 2013 are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $72.55. Based on the Company’s stock prices during the year, the Notes due 2013 have not been convertible during 2012 or 2011.

(c)	Data not required for comparative purposes.

The fair value of the liability component was calculated based on a discount rate of 7.1%, representing the Company’s nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for a similar instrument was six years which was used to develop the nonconvertible debt borrowing rate. Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Non-cash interest cost recognized was $17.5 million, $16.1 million and $15.1 million for fiscal years 2012, 2011 and 2010, respectively. Cash interest cost recognized was $3.0 million in each of the last three fiscal years.

Fair Value Measurement: The Company’s assets and liabilities measured at fair value on a recurring basis consist of its foreign currency forward contracts and the assets of its defined benefit plans. The fair value of the foreign currency forward contracts is discussed below in the section titled “Foreign currency translation.” The fair value of the assets of the Company’s defined benefit plans is discussed in Note 8. “Pension Plans, Post-Retirement Benefits And Other Benefits.” The Company’s nonrecurring fair value measurements include its evaluation of the recoverability of goodwill and related evaluation of its long-lived assets. The fair value measurements of goodwill and long-lived assets is discussed in Note 4. “Impairment of Goodwill and Long-Lived Assets.” Fair value disclosures of debt are discussed in Note 5. “Debt.”

The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3. In general, fair values determined by Level 1 inputs use quoted prices in active

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

markets for identical assets or liabilities. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

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

Several of the Company’s subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Income. The Company recognized $11.7 million, $7.1 million and $2.5 million in net foreign exchange losses in 2012, 2011 and 2010, respectively. See “Other, net” discussion herein for further information regarding these losses.

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

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value hierarchy. At December 28, 2012 and December 30, 2011, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 28, 2012 and December 30, 2011, the notional amount of the foreign currency forward contracts outstanding was approximately $346.9 million and $161.3 million, respectively. The fair value of the Company’s foreign currency forward contracts was not significant at December 28, 2012 or December 30, 2011.

The following activity relates to foreign exchange losses reflected in “Other, net” in the Company’s Consolidated Statements of Income (in millions):

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Remeasurement of multicurrency balances	$(13.0)	$(0.6)	$(1.7)
Revaluation of foreign currency forward contracts	4.4	(4.0)	1.2
Hedge costs	(3.1)	(2.5)	(2.0)

Net foreign exchange loss	$(11.7)	$(7.1)	$(2.5)

Interest rate agreements: As of December 28, 2012, the Company had no outstanding interest rate swap agreements. From time to time, the Company has used interest rate swaps to mitigate its exposure to fluctuations in interest rates with the objective of converting variable interest to fixed interest associated with forecasted interest payments and these swaps are generally designated as hedging instruments.

Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. The Company also establishes a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $31.4 million and $30.7 million at December 28, 2012 and December 30, 2011, respectively.

In connection with the sales of its products, the Company often provides certain supply chain services. These services are provided exclusively in connection with the sales of products, and as such, the price of such services is included in the price of the products delivered to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.

In those cases where the Company does not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. The Company generally takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title to the customer.

Sales taxes: Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Company’s Consolidated Statements of Income.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $13.1 million, $12.1 million and $10.0 million in 2012, 2011 and 2010, respectively. The majority of the Company’s advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

Shipping and handling fees and costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses on the Consolidated Statements of Income, which were $106.4 million, $108.4 million and $94.6 million for the years ended 2012, 2011 and 2010, respectively.

Stock-based compensation: In accordance with U.S. accounting rules, the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.

Other, net: The following represents the components of “Other, net” as reflected in the Company’s Consolidated Statements of Income for the fiscal years 2012, 2011 and 2010:

	Years Ended
(In millions)	December 28, 2012	December 30, 2011	December 31, 2010
Other, net loss:

Foreign exchange	$(11.7)	$(7.1)	$(2.5)
Cash surrender value of life insurance policies	0.5	(0.9)	3.0
Other	(2.4)	(1.2)	(2.0)

	$(13.6)	$(9.2)	$(1.5)

Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Latin America where there are few cost-effective means of hedging, the Company recorded a foreign exchange loss of $11.7 million in 2012 and $7.1 million in 2011. In 2010, the Company recorded foreign exchange losses of $4.6 million. These losses were offset by a foreign exchange gain of $2.1 million which was associated with the remeasurement of Venezuela’s bolivar-denominated monetary assets on the Venezuelan balance sheet at the parallel exchange rate.

The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of Company owned life insurance policies associated with the Company sponsored deferred compensation program.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net income per share: Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

In 2012, 2011 and 2010, 0.3 million, 0.4 million and 0.5 million additional shares, respectively, related to stock options and stock units were included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. The Company excludes antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. The Company excluded 0.2 million, 0.4 million, and 0.4 million antidilutive stock options and units for 2012, 2011 and 2010, respectively

Due to the Company’s obligation to settle the outstanding par value of the Notes due 2013 in cash upon conversion, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price of the respective instruments. As discussed further in Note 5. “Debt”, the Company’s Convertible Notes due 2033 (“Notes due 2033”) were retired during 2011; however, they were dilutive during the period as well as the corresponding period in 2010. At such time that the average stock price per share for the period exceeded the conversion price of the Notes due 2033, only the number of shares that would be potentially issuable (under the treasury stock method of accounting for share dilution) would be included in the dilutive share calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

As a result of the Company’s average stock price exceeding the average accreted value during 2012 and 2011, the Company included 0.4 million and 0.3 million additional shares, respectively, related to the Notes due 2013 in the diluted weighted-average common shares outstanding. The Company’s average stock price for 2010 did not exceed the conversion price and, therefore, the Notes due 2013 were antidilutive for this period.

As a result of the conversion value exceeding the conversion price during 2011 and 2010, the Company included 0.2 million and 0.9 million additional shares, respectively, related to the Notes due 2033 in the diluted weighted-average common shares outstanding.

Recently issued and adopted accounting pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the requirements related to fair value measurement which changed the wording used to describe many requirements in Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance was effective for the Company beginning in fiscal 2012 and the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements in 2012.

In June 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) No. 220, Presentation of Comprehensive Income, which eliminated the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company could elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASC No. 220 were adopted by the Company at the beginning of 2012. The Company elected to present the items of net income and comprehensive income in two separate but consecutive statements for year-end presentation purposes. See the Company’s consolidated financial statements in 2012.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives companies the option to perform

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, skip the two-step impairment test. The ASU was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The provisions of ASU 2011-08 were considered in the Company’s annual goodwill impairment evaluation during the third quarter of 2012. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets” in the Notes to the Consolidated Financial Statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.

NOTE 2.   ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 28, 2012	December 30, 2011

	(In millions)

Salaries and fringe benefits	$81.6	$102.5
Other accrued expenses	167.9	214.9

Total accrued expenses	$249.5	$317.4

Accrued expenses decreased to $249.5 million at the end of fiscal 2012 from $317.4 million at the end of fiscal 2011 primarily due to a reduction in accrued tax liabilities, a decrease in accrued employee benefits and a reduction in liabilities for payments related to the Raytheon arbitration ruling which is discussed in Note 6. “Commitments and Contingencies.”

NOTE 3.   RESTRUCTURING CHARGE

In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, the Company took aggressive actions to restructure its costs across all segments and geographies, resulting in a $10.1 million pre-tax charge, which is included in “Operating expenses” in the Company’s Consolidated Statement of Income for fiscal year 2012. The restructuring charge is primarily severance-related expenses associated with a reduction of over 200 positions. At December 28, 2012, the majority of the remaining unpaid amount of $8.6 million is expected to be fully paid by the end of fiscal 2014.

In order to improve the profitability of the Company’s former European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that eliminated a number of European facilities and reduced operating costs. As a result, the Company recorded a pre-tax charge of $5.3 million, which is included in “Operating expenses” in the Company’s Consolidated Statement of Income for fiscal year 2011. The charge included certain exit costs for leased facilities and employee severance charges. The remaining unpaid amount of $0.5 million is expected to be fully paid by the end of fiscal 2013.

NOTE 4.   IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

The Company performs its annual goodwill impairment analysis during the third quarter of each fiscal year. For a number of years and through the end of the third quarter of 2012, the Company’s reporting units were consistent with its operating segments of North America, Europe, Latin America and Asia Pacific. In the fourth quarter of 2012, the Company reorganized its business segments from geography to end market to reflect its

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

realigned segment reporting structure. In connection with this change and in accordance with the provisions of ASC 350 regarding Goodwill and Intangible Assets, the Company was required to reassign the carrying amount of goodwill, based on the relative fair value of its new reporting units (which are the same as the realigned reportable segments of Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply). See Note 10. “Business Segments” for further information regarding this change and the amounts allocated to each new segment. The Company performed an interim assessment of the recoverability of goodwill assigned to the reporting units and an assessment of the recoverability of the Company’s long-lived assets as a result of this change. The following describes the approach for evaluating the recoverability of goodwill and long-lived assets.

Goodwill

During the third quarter, the Company performed its 2012 annual goodwill impairment utilizing the qualitative assessment approach and concluded that it was more likely than not (i.e., a likelihood of greater than 50%) that the fair values of each of the North America, Latin America and Asia Pacific reporting units were greater than their carrying amounts and therefore the two-step quantitative impairment test was not necessary. However, as a result of the continued downturn in global economic conditions, the sovereign debt crisis in Europe, as well as consumer confidence at recessionary levels in this geography, the Company’s Europe reporting unit had experienced a decline in sales, margin and profitability as compared to both the prior year and future projections. Due to market and economic conditions as well as the Company’s revised forecasts, the Company concluded that there were qualitative factors for the Europe reporting unit that indicated it was more likely than not that the fair value of this reporting unit was less than its carrying amount and therefore required the two-step quantitative impairment test in the third quarter of 2012.

For the Europe reporting unit, the Company performed a quantitative evaluation utilizing the income and market approaches to determine the fair value of the reporting unit. Estimated future cash flows were based on the Company’s internal projection models, industry projections, and other assumptions deemed reasonable by management. The financial multiples of comparable companies were also considered in the determination of fair value. The discount rate of 12.9% was used to discount future cash flows and a terminal growth rate of 3.0% was used in the projections. Based on the results of the Company’s assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value.

Therefore, the Company performed the second step of the impairment test to estimate the implied residual value of goodwill in Europe. In the second step of the impairment analysis, the Company determined the implied residual value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would no longer be an implied value attributable to goodwill and, accordingly, in the third quarter of 2012, the Company recorded a non-cash impairment charge related to the write-off of the remaining goodwill of $10.8 million associated with this reporting unit.

As a result of the change in segments in the fourth quarter of 2012, the Company was required to reassign the carrying amount of goodwill, based on the relative fair value of its new reporting units to its new reporting units. The Company determined the fair value of each reporting unit utilizing a combination of the income and market approach discussed previously. A discount rate was determined for each reporting segment based on the geographical source of their respective sales, size of the segment and other factors. Following are the discount rates used in the determination of the fair value of the reporting units: ECS 10.0%, W&C 9.9% and OEM Supply 12.3%. The OEM Supply discount rate was higher than the other two segments primarily due to a higher risk premium due to its smaller size. A terminal growth rate of 3.0% was used for all segments. The Company’s goodwill balances were then allocated to each segment based on the relative enterprise values of the segments.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From the enterprise values calculated above, the Company determined the shareholder value (equity value) for each segment by subtracting debt from the enterprise value and making other adjustments. The Company then summed the shareholder values and compared the sum to the shareholder value of Anixter International Inc., on the date of the segment change. The comparison indicated a control premium of 26%. The Company concluded that the control premium was reasonable. The resulting fair values of the ECS and W&C segments were significantly above their respective carrying values while the fair value of the OEM Supply segment was significantly below its carrying value.

Based on the results above, the Company concluded that the OEM Supply segment failed step one of the impairment test. Since the shareholder value of the OEM supply segment was significantly below its carrying value, the Company determined there was no implied residual value for goodwill. As a result of this evaluation, the Company recorded a non-cash impairment charge of $15.3 million related to the write-off of all the goodwill allocated to the OEM Supply segment.

Long-Lived Assets

Other than goodwill, the Company does not have any material indefinite-lived intangible assets. There were no impairment indicators with respect to indefinite-lived intangible assets other than goodwill which are evaluated during the third quarter of each fiscal year. The Company’s long-lived assets consists of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. The Company continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of its long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, the Company assesses whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, the Company then measures an impairment loss for the amount that carrying value exceeds fair value of the assets.

Due to the same factors that existed in the Company’s reporting units in the third and fourth quarters of 2012, which resulted in the impairment of goodwill, the Company underwent an evaluation of its long-lived assets in connection with the assessment of the recoverability of goodwill. The following describes the approach for evaluating the Company’s long-lived assets in the third and fourth quarters of 2012:

Intangible Assets

In order to measure the impairment loss of customer relationships, the Company estimates the fair value by using an excess earnings model, a form of the income approach. The analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships in 2012 were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Inputs included discount rates derived from an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates. The results of this analysis in the third and fourth quarters indicated that the fair values of the intangible assets within these asset groups were less than carrying value. Accordingly, in the third and fourth quarters of 2012, the Company recorded a non-cash impairment charge related to the write-down of intangible assets of $11.0 million in the Company’s former Europe segment and $5.6 million in OEM Supply, respectively, and the charges are reflected

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the operating results for the Company. The reductions in the carrying values of these assets were factored into the carrying value of net assets in connection with the goodwill impairment tests described above. The following key inputs were used in the OEM Supply intangible asset evaluations in the third and fourth quarters of 2012:

Discount Rates
Q3 Evaluation	Q4 Evaluation

14.5% to 16.0%	14.0%

Property, Plant and Equipment

In order to measure the impairment loss of property and equipment in 2012, the Company estimated the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on the Company’s assumptions about the assumptions market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values were applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the asset. Accordingly, in the third and fourth quarters of 2012, the Company recorded a non-cash impairment charge related to the write-down of property and equipment of $5.4 million in the Company’s former Europe segment and $0.4 million in the Company’s OEM Supply segment, respectively, and these charges are reflected in the operating results for the Company. The reductions in the carrying values of these assets were factored into the carrying values of net assets in connection with the goodwill impairment tests described above.

The Company does not have any material assets which require recurring fair value measurements. The Company measures the fair values of goodwill, intangible assets and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets.

At the end of fiscal 2012, the Company expects the carrying amount of goodwill, allocated to each of its segments, and its long-lived assets to be fully recoverable.

NOTE 5.   DEBT

Debt is summarized below:

	December 28, 2012	December 30, 2011
	(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$—
Convertible senior notes due 2013	297.8	280.3
Senior notes due 2015	200.0	200.0
Accounts receivable securitization facility	82.0	175.0
Senior notes due 2014	31.6	31.1
Revolving lines of credit and other	20.8	120.4

Total long-term debt	982.2	806.8
Short-term debt	0.9	3.0

Total debt	$983.1	$809.8

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain debt agreements entered into by the Company’s operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company’s ability to meet its cash obligations. The Company has guaranteed substantially all of the debt of its subsidiaries.

Aggregate annual maturities of debt as reflected on the Company’s Consolidated Balance Sheet at December 28, 2012 are as follows: 2013 — $300.9 million; 2014 — $31.6 million; 2015 — $282.0 million; 2016 — $18.6 million and $350.0 million thereafter. The Company funded the retirement of the Convertible Notes due in February of 2013 with other long term credit facilities available at the end of 2012 and therefore, has included the balance outstanding in long term debt at December 28, 2012. For further information, see Note 13. “Subsequent Events.”

The Company’s average borrowings outstanding were $981.4 million and $988.0 million for the fiscal years ending December 28, 2012 and December 30, 2011, respectively. The Company’s weighted-average cost of borrowings was 6.1%, 5.1% and 6.3% for the years ended December 28, 2012 and December 30, 2011 and December 31, 2010, respectively. Interest paid in 2012, 2011 and 2010 was $35.4 million, $31.6 million and $36.4 million, respectively.

Revolving Lines of Credit

At the end of fiscal 2012, the Company had approximately $422.0 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, the Company expects to have access to this availability based on its assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the committed credit facilities totaled $20.8 million and $120.4 million at December 28, 2012 and December 30, 2011, respectively.

At December 28, 2012, the Company’s primary liquidity source was the $400 million (or the equivalent in Euro) 5-year revolving credit agreement at Anixter Inc. maturing April 2016. At December 28, 2012, long-term borrowings under this agreement, which is guaranteed by the Company, were $14.0 million as compared to $111.0 million at the end of fiscal 2011. The following are the key terms to the revolving credit agreement:

•	The pricing grid is a leverage-based pricing grid. Based on Anixter Inc.’s current leverage ratio, the applicable margin is LIBOR plus 200 basis points.
•

As of the end of 2012, the consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage of 3.00 times. As of December 28, 2012, the consolidated fixed charge coverage ratio was 3.93.

•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of December 28, 2012, the consolidated leverage ratio was 1.80.
•

Anixter Inc. will be permitted to direct funds to the Company for payment of dividends and share repurchases to a maximum of $175 million plus 50% of Anixter Inc.’s cumulative net income from the effective date of the new agreement. As of December 28, 2012, Anixter Inc. has the ability to distribute $9.1 million of funds to the Company.

•

Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of the Company, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

The Company is in compliance with all of the covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of December 28, 2012, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding the primary revolving credit facility at December 28, 2012 and December 30, 2011, certain subsidiaries had long-term borrowings under other bank revolving lines of credit and miscellaneous facilities of $6.8 million and $9.4 million, respectively, which mature beyond twelve months of the Company’s fiscal year end December 28, 2012.

Senior Notes Due 2019

On April 30, 2012, the Company’s primary operating subsidiary, Anixter Inc., completed the issuance of $350 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $342.9 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for maturing indebtedness of the Company and for general corporate purposes. Issuance costs of approximately $7.1 million are being amortized through maturity using the straight-line method. The Company fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.

Senior Notes Due 2014

In March 2009, the Company’s primary operating subsidiary, Anixter Inc., issued $200 million in principal of 10% Senior Notes due 2014 (“Notes due 2014”) which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. At December 28, 2012 and December 30, 2011, the Notes due 2014 outstanding were $31.6 million and $31.1 million, respectively. The Company fully and unconditionally guarantees the Notes due 2014, which are unsecured obligations of Anixter Inc.

Convertible Senior Notes Due 2013

In February 2007, the Company completed a private placement of $300.0 million principal amount of Notes due 2013. In May 2007, the Company registered the Notes due 2013 and shares of the Company’s common stock issuable upon conversion of the Notes due 2013 for resale by certain selling security holders. The Notes due 2013, structurally subordinated to the indebtedness of Anixter, were retired in February 2013. See Note 13. “Subsequent Events” for further information.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under Anixter Inc.’s accounts receivable securitization program, the Company sells, on an ongoing basis without recourse, a portion of the accounts receivable originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, the Company has concluded that it maintains control of the VIE, is the primary beneficiary (as defined by accounting guidance) and, therefore, consolidates the account balances of ARC. As of December 28, 2012 and December 30, 2011, $527.2 million and $524.6 million of the Company’s receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to Anixter Inc. until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

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

During 2010, Anixter Inc., retired $133.7 million of accreted value of its Notes due 2014 for $165.5 million. Available cash and other borrowings were used to retire these notes. The Company also retired $67.0 million of accreted value of its Notes due 2033 for $119.6 million. Long-term revolving credit borrowings were used to repurchase these notes. In connection with these repurchases, the Company reduced the accreted value of debt by $200.7 million and recorded a gross reduction to stockholders’ equity of $54.0 million.

The retirement of debt in 2011 did not have a significant impact on the Company’s Consolidated Statement of Income. As a result of the retirement of debt in 2010, the Company recognized a pre-tax loss of $31.9 million.

Fair Value of Debt

The fair value of the Company’s debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company’s fixed-rate debt primarily consists of non-convertible and convertible debt as follows:

•	Nonconvertible fixed-rate debt consisting of the Notes due 2014, Notes due 2015 and Notes due 2019
•	Convertible fixed-rate debt

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 28, 2012, the Company’s total carrying value and estimated fair value of debt outstanding, including convertible debt, was $983.1 million and $1,065.0 million, respectively. This compares to a carrying value and estimated fair value at December 30, 2011 of $809.8 million and $881.6 million, respectively. The increase in the carrying value and estimated fair market value is primarily due to the issuance of the Notes due 2019 partially offset by the reduction in borrowings under the accounts receivable securitization facility and the revolving line of credit facility during 2012.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into by the Company contain renewal options.

Minimum lease commitments under operating leases at December 28, 2012 are as follows (in millions):

2013	$62.3
2014	49.7
2015	38.7
2016	29.8
2017	19.4
2018 and thereafter	53.5

Total	$253.4

Total rental expense was $83.5 million, $82.1 million and $76.4 million in 2012, 2011 and 2010, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 28, 2012 were $1.1 million.

In May 2009, Raytheon Co. filed for arbitration against one of the Company’s subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against the Company in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain amounts of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, the Company recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of the Company’s sale of its Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by the Company and were not reclassified to assets and liabilities of discontinued operations. In June 2011, the Company filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied the Company’s motion and confirmed the arbitration award in full. During the fourth quarter of 2011, the Company recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, the Company appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, in February 2012, the Company posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posting a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, the Company tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. As a result of this agreement, the Company reduced their accrued interest by $1.1 million in the third quarter of 2012 which was recorded within income (loss) from discontinued operations. In the event the judgment is upheld, Raytheon has agreed that post-judgment interest will not accrue on $20.8 million of the judgment from the dates that the Company tendered the cash collaterals. In the event the judgment is not upheld, the Company will receive a return of the cash and the bond.

In September 2009, the Garden City Employees’ Retirement System filed a purported class action under the federal securities laws in the United States District Court for the Northern District of Illinois against the Company, its current and former chief executive officers and its former chief financial officer. In November 2009, the Court entered an order appointing the Indiana Laborers Pension Fund as lead plaintiff and appointing lead plaintiff’s counsel. In January 2010, the lead plaintiff filed an amended complaint. The amended complaint principally alleged that the Company made misleading statements during 2008 regarding certain aspects of its financial performance and outlook. The amended complaint sought unspecified damages on behalf of persons who purchased the common stock of the Company between January 29 and October 20, 2008. In March 2011, the Court dismissed the complaint but allowed the lead plaintiff the opportunity to re-plead its complaint. The plaintiff did so in April 2011 and the Court dismissed the plaintiffs’ second amended complaint with prejudice in March 2012. In April 2012, the plaintiffs notified the Company that it will not appeal the ruling and all parties agreed to waive fees and costs and release any claims associated with this action.

In 2009, it came to the Company’s attention that certain employees in its U.S. Federal sales group engaged in entertainment of employees and contractors working on the procurement team for a government agency in excess of permissible limits set by applicable law and regulation. In October 2009, the Company voluntarily disclosed the matter to the government agency, and fully cooperated with the government’s review of the matter over the last three years. In January 2012, Anixter became aware of a qui tam lawsuit filed by a third-party “relator” against the Company in the U.S District Court for the Eastern District of Virginia. The qui tam suit was filed by William Jones, as relator on behalf of the United States, against the Company, American Systems Corporation (“ASC”), Corning Cabling Systems (“Corning”) and other defendants, and sought money damages, injunctive relief, civil penalties, attorneys’ fees and costs under the False Claims Act. In February 2013, the Company, ASC and Corning reached a resolution in principle with the Department of Justice, Civil Division, to settle the qui tam complaint with no admission of liability. The preliminary settlement requires the Company, ASC and Corning to pay $3 million collectively, plus interest at the annual rate of 2% from October 5, 2012. Anixter was not suspended or debarred as a result of this investigation and continues to actively conduct business with the U.S. federal, state and local governments.

From time to time, in the ordinary course of business, the Company and its subsidiaries become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is the opinion of the Company’s management, based on the advice of its counsel, that the ultimate disposition of those proceedings will not be material. As of December 28, 2012, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7.   INCOME TAXES

Income before Tax Expense: Domestic income from continuing operations before income taxes was $160.9 million, $204.5 million and $113.8 million for 2012, 2011 and 2010, respectively. Foreign income from continuing operations before income taxes was $48.3 million, $99.0 million and $66.4 million for fiscal years 2012, 2011 and 2010, respectively.

Tax Provisions and Reconciliation to the Statutory Rate: The components of the Company’s tax expense on continuing operations and the reconciliation to the statutory federal rate are identified below.

Income tax expense (benefit) was comprised of (in millions):

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Current:
Foreign	$28.5	$28.3	$21.0
State	8.5	8.1	4.0
Federal	57.0	59.2	24.1

	94.0	95.6	49.1
Deferred:
Foreign	(14.6)	(14.9)	0.4
State	0.3	1.7	2.3
Federal	4.9	20.4	18.9

	(9.4)	7.2	21.6

Income tax expense	$84.6	$102.8	$70.7

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows (in millions):

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Statutory tax expense	$73.2	$106.2	$63.1
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	9.1	—	—
State income taxes, net	5.5	6.5	4.0
Foreign tax effects	(4.6)	(13.6)	—
Reversal of prior year valuation allowances (a)	(8.9)	(11.3)	—
Current year valuation allowance	9.4	12.2	1.7
Other, net	0.9	2.8	1.9

Income tax expense	$84.6	$102.8	$70.7

(a)

In the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. In 2011, the Company recorded a net tax benefit of $10.8 million which includes changes in the tax valuation allowances of $11.3 million, partially offset by additional prior year taxes of $0.5 million. Of that $11.3 million, approximately $7.4 million, net, of the tax benefit was a correction of an error from prior periods to reverse valuation allowances for deferred tax assets in certain foreign jurisdictions where sufficient evidence existed to support the realization of these deferred tax assets at a more likely than not level. The Company has determined the error is not material to previously issued financial statements, and the correction of these errors is not material to the results of operations for the fiscal year ended December 30, 2011.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Payments: The Company made net payments for income taxes in 2012, 2011 and 2010 of $127.0 million, $41.9 million and $61.9 million, respectively.

Net Operating Losses: The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. The Company had no tax credit carryforwards for U.S. federal income tax purposes.

At December 28, 2012, various foreign subsidiaries of the Company had aggregate cumulative net operating losses (“NOL”) carryforwards for foreign income tax purposes of approximately $130.1 million, which are subject to various provisions of each respective country. Approximately $110.7 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2013 and 2022.

Undistributed Earnings: The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $495.5 million at December 28, 2012. The Company considers those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 28, 2012, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $47.1 million and various foreign jurisdiction withholding taxes of approximately $30.1 million would be payable upon the remittance of all earnings at December 28, 2012.

Deferred Income Taxes: Significant components of the Company’s deferred tax assets and (liabilities) were as follows (in millions):

	December 28, 2012	December 30, 2011
Property, equipment, intangibles and other	$(26.3)	$(21.5)

Gross deferred tax liabilities	(26.3)	(21.5)
Deferred compensation and other postretirement benefits	62.0	75.3
Foreign NOL carryforwards and other	39.3	33.7
Accrued expenses and other	21.9	16.6
Inventory reserves	13.5	12.5
Allowance for doubtful accounts	6.4	5.8

Gross deferred tax assets	143.1	143.9

Deferred tax assets, net of deferred tax liabilities	116.8	122.4
Valuation allowance	(22.2)	(20.3)

Net deferred tax assets	$94.6	$102.1

Net current deferred tax assets	$40.7	$37.7
Net non-current deferred tax assets	53.9	64.4

Net deferred tax assets	$94.6	$102.1

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010, 2011 and 2012 is as follows:

(in millions)
Balance at January 1, 2010	$4.6
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(2.5)

Balance at December 31, 2010	$4.0
Additions for tax positions of prior years	1.5
Reductions for tax positions of prior years	(1.3)

Balance at December 30, 2011	$4.2
Additions for tax positions of prior years	2.2
Reductions for tax positions of prior years	(3.0)

Balance at December 28, 2012	$3.4

Other Taxes, Interest and Penalties: In 2009 and 2010, the Company recorded adjustments to stockholders’ equity of $18.7 million for tax benefits attributable to deductions claimed in 2009 and 2010 tax returns related to financing activities. In 2011, the Company determined that such deductions were taken in error and recorded $18.7 million of accrued taxes payable with an offsetting entry to stockholders’ equity. The Company has determined that the error is not material to previously issued financial statements and the correction of the error is not material to the results of operations for the fiscal year ended December 30, 2011.

Interest and penalties related to taxes were $3.0 million in 2012 and $0.1 million in 2011. In the first quarter of 2012, the Company recorded $1.7 million of interest and penalties related to prior year tax returns. Interest and penalties are reflected in the “Other, net” line in the Consolidated Statement of Income. The Company has accrued $2.4 million (includes $0.9 million for uncertain tax positions) and $1.2 million (entirely for uncertain tax positions) at December 28, 2012 and December 30, 2011, respectively, for the payment of interest and penalties.

The Company estimates that of the unrecognized tax benefit balance of $3.4 million, all of which would affect the effective tax rate, $0.4 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $4.3 million cover a range of issues, including intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.

Only the returns for fiscal tax years 2009 and later remain subject to examination by the Internal Revenue Service (“IRS”) in the United States, which is the most significant tax jurisdiction for the Company. An IRS examination of fiscal tax years 2008 and 2009 was completed in January 2012. An examination of years 2010 and 2011 by the IRS started in October 2012. For most states, fiscal tax years 2009 and later remain subject to examination. In Canada, the fiscal tax years 2008 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2011 and later remain subject to examination.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.   PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS

Defined Benefit Plans

The defined benefit pension plans of the Company are the plans in the United States, which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the “Foreign Plans”). The majority of the Company’s defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company’s policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service (“IRS”) and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

Non-union domestic employees of the Company hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are five years or more). Beginning January 1, 2011, active participants with three years of service became fully vested in their hypothetical personal retirement account (previously, participants vested after five years of service). Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

In the fourth quarter of 2012, the Company took two actions related to the Anixter Inc. Pension Plan in the United States that will reduce future expenses and contributions. First, the Company offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions by the Company to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, the Company made changes to its existing U.S. defined benefit plan which are effective as of December 31, 2013 that freeze benefits provided to employees hired on or before June 1, 2004. This change resulted in a remeasurement of the projected benefit obligation, resulting in a reduction of the balance by $44.6 million in the fourth quarter of 2012. These employees will be covered under the personal retirement account pension formula similar to the one described above for non-union domestic employees hired on or after June 1, 2004.

The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, Anixter seeks to achieve a high level of total investment return consistent with a prudent level of portfolio risk. The risk tolerance of Anixter indicates an above average ability to accept risk relative to that of a typical defined benefit pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns. However, the duration of the fixed income portion of the Domestic Plan approximates the duration of the projected benefit obligation to

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reduce the effect of changes in discount rates that are used to measure the funded status of the Plan. The measurement date for all plans of the Company is December 31 of each year.

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 28, 2012 and December 30, 2011 and the Company’s asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	December 28, 2012	December 30, 2011	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	34.2%	32.8%	20%	30%	40%
Small capitalization U.S. stocks	17.3	16.8	15	20	25
International stocks	16.4	16.3	15	20	25

Total equity securities	67.9	65.9		70
Fixed income investments	27.8	29.9	25	30	35
Other investments	4.3	4.2	—	—	—

	100.0%	100.0%		100%

	Foreign Plans
	December 28, 2012	December 30, 2011	Allocation Guidelines
			Target
Equity securities	45.3%	43.3%	49%
Fixed income investments	46.6	48.7	43
Other investments	8.1	8.0	8

	100.0%	100.0%	100.0%

The pension committees meet regularly to assess investment performance and reallocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, the Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.

The North American investment policy guidelines are as follows:

•	Each asset class is actively managed by one investment manager
•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account
•	Each manager is expected to be “fully invested” with minimal cash holdings
•	The use of options and futures is limited to covered hedges only
•

Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the percentage that any one company can be of the portfolio total. The domestic equity funds are limited as to the percentage that can be invested in international securities

•	The international stock fund is limited to readily marketable securities
•	The fixed income fund has a duration that approximates the duration of the projected benefit obligations

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The investment policies for the European plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:

•	Make sure that the obligations to the beneficiaries of the Plan can be met
•	Maintain funds at a level to meet the minimum funding requirements
•	The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices

The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2012 is 6.10%.

The following table sets forth the changes and the end of year components of Accumulated Other Comprehensive Income for the defined benefit plans (in millions):

	December 28, 2012	December 30, 2011
Changes to Balance:
Beginning balance	$132.4	$69.6
Recognized prior service credit	(41.0)	(0.7)
Recognized net actuarial gain	(14.2)	(3.5)
Prior service credit arising in current year	(3.0)	(3.4)
Net actuarial loss arising in current year	24.6	70.4

Ending balance	$98.8	$132.4

Components of Balance:
Prior service (credit) cost	$(43.1)	$1.2
Net actuarial loss	141.8	131.1
Transitional obligation	0.1	0.1

	$98.8	$132.4

Amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net period pension cost in 2013 are as follows (in millions):

Amortization of prior service credit	$(4.6)
Amortization of actuarial loss	9.6

Total amortization expense expected	$5.0

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of the Company’s pension plans from the beginning of fiscal 2011 to the end of fiscal 2012:

	Pension Benefits
	Domestic		Foreign		Total
	2012	2011	2012	2011	2012	2011
	(In millions)
Change in projected benefit obligation:
Beginning balance	$287.7	$225.4	$192.8	$174.6	$480.5	$400.0
Service cost	8.6	7.0	5.6	5.3	14.2	12.3
Interest cost	12.4	12.0	9.5	9.7	21.9	21.7
Actuarial loss	26.5	49.7	22.4	11.1	48.9	60.8
Plan amendment	(44.6)	(0.3)	—	—	(44.6)	(0.3)
Lump sum settlement	(36.2)	—	—	—	(36.2)	—
Benefits paid from plan assets	(4.6)	(5.2)	(6.0)	(6.3)	(10.6)	(11.5)
Benefits paid from Company assets	(0.9)	(0.9)	—	—	(0.9)	(0.9)
Plan participants contributions	—	—	0.3	0.4	0.3	0.4
Foreign currency exchange rate changes	—	—	7.6	(2.0)	7.6	(2.0)

Ending balance	$248.9	$287.7	$232.2	$192.8	$481.1	$480.5

Change in plan assets at fair value:
Beginning balance	$158.0	$148.0	$177.1	$165.8	$335.1	$313.8
Actual return on plan assets	19.4	5.7	14.3	9.1	33.7	14.8
Company contributions to plan assets	47.1	9.5	9.4	9.8	56.5	19.3
Lump sum settlement `	(36.2)	—	—	—	(36.2)	—
Benefits paid from plan assets	(4.6)	(5.2)	(6.0)	(6.3)	(10.6)	(11.5)
Plan participants contributions	—	—	0.3	0.4	0.3	0.4
Foreign currency exchange rate changes	—	—	6.9	(1.7)	6.9	(1.7)

Ending balance	$183.7	$158.0	$202.0	$177.1	$385.7	$335.1

Reconciliation of funded status:
Projected benefit obligation	$(248.9)	$(287.7)	$(232.2)	$(192.8)	$(481.1)	$(480.5)
Plan assets at fair value	183.7	158.0	202.0	177.1	385.7	335.1

Funded status	$(65.2)	$(129.7)	$(30.2)	$(15.7)	$(95.4)	$(145.4)

Included in the 2012 and 2011 funded status is accrued benefit cost of approximately $17.8 million and $17.9 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$—	$—	$1.8	$5.3	$1.8	$5.3
Current liability	(0.8)	(0.8)	—	—	(0.8)	(0.8)
Noncurrent liability	(64.4)	(128.9)	(32.0)	(21.0)	(96.4)	(149.9)

Funded status	$(65.2)	$(129.7)	$(30.2)	$(15.7)	$(95.4)	$(145.4)

Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	3.93%	4.37%	4.23%	4.84%	4.08%	4.56%
Salary growth rate	3.90%	3.90%	3.13%	3.13%	3.62%	3.57%

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company’s Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic cost for the years ended December 28, 2012, December 30, 2011 and December 31, 2010:

	Pension Benefits
	Domestic			Foreign			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In millions)
Components of net periodic cost:
Service cost	$10.1	$7.0	$6.1	$5.6	$5.3	$4.7	$15.7	$12.3	$10.8
Interest cost	12.4	12.0	11.6	9.5	9.7	9.9	21.9	21.7	21.5
Expected return on plan assets	(11.3)	(11.8)	(10.8)	(9.9)	(10.1)	(8.9)	(21.2)	(21.9)	(19.7)
Net amortization	8.3	3.4	3.5	1.0	0.3	0.6	9.3	3.7	4.1
Settlement loss	15.3	—	—	—	—	—	15.3	—	—
Curtailment loss	—	0.6	—	—	—	—	—	0.6	—

Net periodic cost	$34.8	$11.2	$10.4	$6.2	$5.2	$6.3	$41.0	$16.4	$16.7

Weighted-average assumption used to measure net periodic cost:
Discount rate	4.37%	5.53%	5.99%	4.84%	5.43%	5.77%	4.56%	5.49%	5.88%
Expected return on plan assets	7.00%	8.00%	8.50%	5.29%	5.93%	6.02%	6.10%	6.91%	7.16%
Salary growth rate	3.90%	3.91%	3.91%	3.13%	3.57%	3.59%	3.57%	3.76%	3.79%

Fair Value Measurements

The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2012, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Disclosures concerning assets measured at fair value on a recurring basis at December 28, 2012 and December 30, 2011, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	As of December 28, 2012
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Asset Categories:
Cash and short-term investments	$8.0	$—	$8.0	$1.7	$—	$1.7	$9.7	$—	$9.7
Equity securities:
Domestic	94.6	—	94.6	0.1	53.1	53.2	94.7	53.1	147.8
International (a)	—	30.1	30.1	—	38.4	38.4	—	68.5	68.5
Fixed income securities:
Domestic (b)	—	34.2	34.2	0.4	68.7	69.1	0.4	102.9	103.3
Corporate bonds	—	16.8	16.8	0.9	24.2	25.1	0.9	41.0	41.9
Insurance funds	—	—	—	—	14.0	14.0	—	14.0	14.0
Other	—	—	—	—	0.5	0.5	—	0.5	0.5

Total at December 28, 2012	$102.6	$81.1	$183.7	$3.1	$198.9	$202.0	$105.7	$280.0	$385.7

	As of December 30, 2011
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Asset Categories:
Cash and short-term investments	$6.6	$—	$6.6	$1.4	$—	$1.4	$8.0	$—	$8.0
Equity securities:
Domestic	78.4	—	78.4	0.1	30.7	30.8	78.5	30.7	109.2
International (a)	—	25.7	25.7	—	45.8	45.8	—	71.5	71.5
Fixed income securities:
Domestic (b)	—	32.7	32.7	0.5	65.6	66.1	0.5	98.3	98.8
Corporate bonds	—	14.6	14.6	0.4	19.9	20.3	0.4	34.5	34.9
Insurance funds	—	—	—	—	12.2	12.2	—	12.2	12.2
Other	—	—	—	0.1	0.4	0.5	0.1	0.4	0.5

Total at December 30, 2011	$85.0	$73.0	$158.0	$2.5	$174.6	$177.1	$87.5	$247.6	$335.1

(a)	Investment in funds outside the country where the pension plan originates is considered as International.
(b)

During 2012, the Company determined the inputs used to value its investments in certain Domestic fixed income securities were based on indirectly observable market information consistent with Level 2 of the fair value hierarchy, rather than Level 1 as reported in the 2011 financial statements. Accordingly, the amounts shown in the 2011 table above have been revised to reflect the correct presentation.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s estimated future benefits payments are as follows at the end of 2012:

	Estimated Future Benefit Payments
	Domestic	Foreign	Total
	(In millions)
2013	$8.7	$6.0	$14.7
2014	8.1	6.7	14.8
2015	8.8	6.5	15.3
2016	9.3	6.8	16.1
2017	9.9	7.0	16.9
2018-2022	59.4	42.6	102.0

Total	$104.2	$75.6	$179.8

The accumulated benefit obligation in 2012 and 2011 was $243.8 million and $251.7 million, respectively, for the Domestic Plans and $192.3 million and $161.4 million, respectively, for the Foreign Plans. The Company had nine plans in 2012 and six plans in 2011 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $256.5 million and $256.3 million for 2012 and 2011, respectively, and aggregate fair value of plan assets was $193.9 million and $161.8 million for 2012 and 2011, respectively.

The Company currently estimates that it will make contributions of approximately $11.0 million to its Domestic Plans and $9.4 million to its Foreign Plans in 2013.

Defined Contribution Plan

Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees of the Company. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. Currently, the Company makes a matching contribution equal to 25% on the first 6% of a participant’s contribution. Effective January 1, 2014, the Company will begin matching contributions to equal 50% on the first 5% of a participant’s contribution. The Company also has certain foreign defined contribution plans. The Company’s contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $6.6 million, $5.9 million and $5.4 million in 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals of the Company are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 28, 2012 and December 30, 2011, the deferred compensation liability included in other liabilities on the Consolidated Balance Sheets was $45.5 million and $44.1 million, respectively.

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to the Company. To

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to the Company upon the insured participant’s death. At December 28, 2012 and December 30, 2011, the cash surrender value of $34.4 million and $33.9 million, respectively, was recorded under this program and reflected in “Other assets” on the Consolidated Balance Sheets.

The Company has no other post-retirement benefits other than the pension and savings plans described herein.

NOTE 9.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2012 and 2011.

Common Stock

The Company has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 32.5 million shares and 33.2 million shares were outstanding at the end of fiscal 2012 and 2011, respectively.

Share Repurchases

During 2012, the Company repurchased and retired 1.0 million of its outstanding shares for $59.2 million at an average cost of $59.16 per share. Purchases in 2012 were made in the open market using available cash on hand. During 2011, the Company repurchased and retired 2.0 million shares for $107.5 million at an average cost of $53.73 per share. Purchases were made in the open market and financed from a portion of the proceeds from the sale of the Company’s Aerospace business. During 2010, the Company purchased and retired 1.0 million shares for $41.2 million at an average cost of $41.24 per share. Purchases were made in the open market using available cash on hand and available borrowings.

Special Dividend

On April 24, 2012, the Company’s Board of Directors declared a special dividend of $4.50 per common share, or approximately $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of the second quarter of 2012 and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012.

On September 23, 2010, the Company’s Board of Directors declared a special dividend of $3.25 per common share, or approximately $113.7 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of the third quarter of 2010 and $111.0 million was paid on October 28, 2010 to shareholders of record on October 15, 2010.

In accordance with the antidilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. For the 2012 special dividend, the average exercise price of outstanding options decreased from $57.04 to $53.31, and the number of outstanding options increased from 0.7 million to 0.8 million. For the 2010 special dividend, the average exercise

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

price of outstanding options decreased from $43.88 to $41.16, and the number of outstanding options increased from 1.3 million to 1.4 million. In addition, holders of unvested stock units that were held as of the record dates receive a make-whole payment equivalent to the dividend amounts upon vesting of the units. These changes resulted in no additional compensation expense.

Stock-Based Compensation

In 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan consisting of 1.8 million shares of the Company’s common stock. At December 28, 2012, there were 2.2 million shares reserved for issuance under all incentive plans.

Stock Units

The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis primarily over a four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $10.8 million, $6.8 million and $11.6 million in 2012, 2011 and 2010, respectively.

Under the current stock incentive plans, the Company pays its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $1.8 million, $1.6 million and $1.7 million in 2012, 2011 and 2010, respectively.

The following table summarizes the activity under the director and employee stock unit plans:

	Director Stock Units (1)	Weighted Average Grant Date Value (2)	Employee Stock Units	Weighted Average Grant Date Value (2)
	(Units in thousands)
Outstanding balance at January 1, 2010	240.1	$39.71	759.1	$44.55
Granted	26.8	47.32	268.7	42.72
Converted	(37.2)	38.14	(197.4)	51.09
Cancelled	—	—	(6.7)	45.32

Outstanding balance at December 31, 2010	229.7	40.85	823.7	42.38
Granted	27.7	59.14	157.8	69.91
Converted	(7.2)	45.74	(281.9)	44.67
Cancelled	—	—	(82.5)	43.99

Outstanding balance at December 30, 2011	250.2	42.74	617.1	48.16
Granted	30.7	59.60	163.9	69.12
Converted	(9.0)	43.47	(238.7)	43.51
Cancelled	—	—	(24.1)	57.24

Outstanding balance at December 28, 2012	271.9	$44.62	518.2	$56.68

(1)	Generally, stock units are included in the Company’s common stock outstanding on the date of vesting as the conditions for conversion have been met. However, director units are considered convertible units if vested and the individual has elected to defer for conversion until a pre-arranged time selected by each individual. All of the director stock units outstanding are convertible.
(2)	Director and employee stock units are granted at no cost to the participants.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s stock price was $62.64, $59.64 and $59.73 at December 28, 2012, December 30, 2011 and December 31, 2010, respectively. The weighted-average remaining contractual term for outstanding employee units is 2.0 years.

The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using the Company’s stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2012, 2011 and 2010 was $17.2 million, $20.0 million and $10.4 million, respectively.

The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2012, 2011 and 2010 was $49.5 million, $51.7 million and $62.9 million, respectively.

The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using the Company’s closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2012, 2011 and 2010 was $17.0 million, $14.9 million and $14.1 million, respectively.

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

During 2012, 2011 and 2010, the Company granted stock options to employees with a grant-date fair market value of approximately $1.5 million, $2.2 million and $1.6 million, respectively. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the stock option grants was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting value:

	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2012 Grants	40.2%	1.2%	—	6.13 years	$28.04
2011 Grants	37.9%	2.4%	—	6.13 years	$28.50
2010 Grants	36.2%	2.7%	—	6.13 years	$17.10

Primarily due to the change in the population of employees that receive options together with changes in the stock compensation plans (which now include restricted stock units as well as stock options), historical exercise behavior on previous grants do not provide a reasonable estimate for future exercise activity. Therefore, the average expected term was calculated using the simplified method, as defined by U.S. GAAP, for estimating the expected term. Historical volatility was used to calculate the expected stock price volatility.

The Company’s compensation expense associated with the stock options in 2012, 2011 and 2010 was $2.0 million, $2.7 million and $3.4 million, respectively.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the employee option plans (Options in thousands):

	Employee Options	Weighted-average Exercise Price
Balance at January 1, 2010	1,562.2	$36.15
Adjusted (a)	87.2	37.87
Granted	96.5	42.71
Exercised	(510.9)	21.25
Cancelled	(0.1)	22.39

Balance at December 31, 2010	1,234.9	40.27
Granted	75.9	69.54
Exercised	(502.5)	29.92
Cancelled	(52.0)	52.33

Balance at December 30, 2011	756.3	49.26
Adjusted (a)	50.9	49.77
Granted	55.3	69.40
Exercised	(113.5)	31.10
Cancelled	—	—

Balance at December 28, 2012	749.0	$50.14

Options exercisable at year-end:
2010 (a)	661.2	$26.12
2011	405.5	$28.20
2012 (a)	494.3	$45.90

(a)	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividends in 2012 and 2010.

The Company’s stock price was $62.64, $59.64 and $59.73 at December 28, 2012, December 30, 2011 and December 31, 2010, respectively. The weighted-average remaining contractual term for options outstanding for 2012 was 6.6 years. The weighted-average remaining contractual term for options exercisable for 2012 was 5.7 years.

The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between the Company’s stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2012, 2011 and 2010 was $3.8 million, $18.1 million and $15.5 million, respectively.

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2012, 2011 and 2010 was $19.0 million, $25.4 million and $39.9 million, respectively.

The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between the Company’s closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year)

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2012, 2011 and 2010 was $8.3 million, $12.7 million and $22.2 million, respectively.

Summary of Non-Vested Shares

The following table summarizes the changes to the unvested employee stock units and options:

	Non-vested Shares	Weighted-average Grant Date Fair Value
	(shares in thousands)
Non-vested shares at December 30, 2011	967.9	$37.89
Adjusted(a)	17.0	21.06
Granted	219.2	58.76
Vested	(407.1)	33.22
Cancelled	(24.1)	57.24

Non-vested shares at December 28, 2012	772.9	$44.95

(a)	In accordance with the provisions of the stock option plan, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2012.

As of December 28, 2012, there was $14.3 million of total unrecognized compensation cost related to unvested stock units and options granted to employees which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 10. BUSINESS SEGMENTS

The Company is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use the Company’s products as a component in their end product. In the fourth quarter of 2012, the Company reorganized its reportable segments from geography to end market to reflect the new operating structure and management of these global businesses. Historical results reflecting the new business segments for previously reported periods are shown below.

The Company has identified Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply as reportable segments. The Company obtains and coordinates financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. Corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, the Company has various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2012. Export sales were insignificant.

Enterprise Cabling and Security Solutions

The Enterprise Cabling and Security Solutions (“ECS”) segment, with operations in over 50 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including finance, transportation, education, government, healthcare, and retail. ECS specifies solutions with end-users and

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sells the products through various channels including data communications contractors, and security, network and systems integrators or to end users directly. It has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, cabinets, power, cable management, voice and networking switchers and other ancillary products. The Company’s ECS segment includes more than 1,600 technically trained salespeople, approximately 60 Supply Chain Solutions specialists and 90 sales engineers.

Through a variety of supply chain value-added solutions, including inventory management, product packaging and enhancement, and other customized supply chain services, the ECS segment helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The ECS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. Its technical expertise extends to performance and interoperability testing at the Company’s Infrastructure Solutions LabSM, which provides ECS the opportunity to demonstrate solutions and proof of concepts to customers. The ECS Data Center HealthCheckSM and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.

Electrical and Electronic Wire and Cable

The Electrical and Electronic Wire and Cable (“W&C”) segment, with operations in over 30 countries, offers a broad range of wire and cable products and solutions to the Industrial and Original Equipment Manufacturer (“OEM”) markets. The Industrial group in this segment supplies products for the transmission of power and signals in industrial facilities to customers in key markets such as oil, gas and petrochemical, power generation and distribution, industrial, natural resource, water and wastewater treatment. It also sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM-focused sales force in this segment supplies products used in the manufacturing of products such as audio/video, automotive, industrial, medical, military and communications equipment; panel, cable and harness shops and makers of consumer durable goods. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services including cable supply management services and engineering support are tailored to position the Company as a specialist in high-growth emerging markets, OEMs and industrial verticals. The segment helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve power efficiency.

The Electrical and Electronic Wire and Cable team of over 900 technical experts includes sales, supply chain specialists, industrial communication specialists and engineers. The Company provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. The Company brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.

OEM Supply

The OEM Supply segment supplies high-volume, low-cost components and customized Supply Chain Solutions to leading original equipment manufacturers worldwide including the heavy truck, automotive, construction, medical, white goods, agricultural, power train, wind turbine, HVAC and transportation industries. Its inventory consists of primarily Class-C parts that are application-critical and typically are engineered to

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

distinct performance and quality specifications. The OEM Supply segment product portfolio includes nuts, bolts, screws, washers, clips, gaskets, brackets and rivets as well as other fasteners and small components required by manufacturers.

OEM Supply’s worldwide scale and internationally accredited labs help its customers source quality components and test them for quality adherence to required specifications. Its Supply Chain Solutions, including scheduled and managed buys, direct line feed, just-in-time deliveries, vendor-managed inventory, kitting and subassembly, allow customers to streamline their manufacturing processes, reduce overall costs and focus on their core competencies. The Company’s engineers and supply chain experts specialize in problem resolution, design support, part rationalization, part substitution, and process re-engineering. In-house quality experts and advanced quality procedures allow the OEM Supply segment to successfully implement customized supply solutions for each customer. The OEM Supply segment also has small batch manufacturing capabilities that allow it to address unique fastener quick turnaround requirements. With unrivaled geographic coverage, OEM Supply leverages its strong engineering, supply chain services and quality focus to support customers around the globe.

Segment Financial Information

Segment information for 2012, 2011 and 2010 was as follows (in millions):

2012	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$3,236.3	$2,111.2	$905.6	$—	$6,253.1
Operating income	156.7	166.5	(29.9)	(10.8)	282.5
Depreciation	10.8	6.5	5.2	—	22.5
Amortization of intangibles	0.9	3.9	5.2	—	10.0
Total assets	1,272.4	997.9	461.6	357.7	3,089.6
Capital expenditures	4.1	1.1	5.3	23.7	34.2

2011	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$3,245.3	$1,949.9	$951.7	$—	$6,146.9
Operating income	184.8	161.2	16.8	—	362.8
Depreciation	9.9	5.5	6.7	—	22.1
Amortization of intangibles	0.9	2.3	8.2	—	11.4
Total assets	1,119.9	710.1	512.4	691.6	3,034.0
Capital expenditures	3.2	0.7	4.8	17.7	26.4

2010	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$2,914.5	$1,600.9	$759.1	$—	$5,274.5
Operating income	160.7	103.1	3.4	—	267.2
Depreciation	10.0	5.1	7.4	—	22.5
Amortization of intangibles	0.2	2.3	8.8	—	11.3
Total assets	1,009.3	591.6	642.1	690.3	2,933.3
Capital expenditures	1.8	0.6	2.0	15.2	19.6

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following reflects various items that impact the comparability of the 2012 and 2011 segment operating income results. No items impacted 2010 significantly.

(in millions)	ECS	W&C	OEM Supply	Corporate (a)	Total
2012 impairment of goodwill and long-lived assets	$0.3	$0.1	$37.3	$10.8	$48.5
2012 pension-related charge	8.2	5.7	1.4	—	15.3
2012 restructuring	4.1	2.8	3.2	—	10.1
2012 inventory lower-of-cost-or-market adjustment	—	—	1.2	—	1.2

Total of items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1

2011 restructuring	2.3	0.8	2.2	—	5.3

Total of items impacting operating income in 2011	$2.3	$0.8	$2.2	$—	$5.3

(a)

Prior to the change in segments and, in connection with the Company’s annual assessment of goodwill recoverability in the third quarter, the Company recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with its former European reporting unit. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets.”

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

The Company attributes foreign sales based on the location of the customer purchasing the product. In North America (United States and Canada), sales in the United States were $3,608.0 million, $3,561.7 million and $3,081.4 million in 2012, 2011 and 2010, respectively. Canadian sales were $816.7 million, $740.8 million and $619.8 million in 2012, 2011 and 2010, respectively. No other individual foreign country’s net sales within Europe, the Emerging Markets (Asia Pacific or Latin America) were material to the Company in 2012, 2011 and 2010. The Company’s tangible long-lived assets primarily consist of $66.7 million of property, plant and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to the Company.

The following table summarizes net sales and property, plant and equipment and total assets by geographic areas for the years ended December 28, 2012, December 30, 2011 and January 1, 2010 (in millions):

	Years Ended
	December 28, 2012		December 30, 2011		December 31, 2010
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$4,424.7	70.8%	$4,302.5	70.0%	$3,701.2	70.2%
Europe	1,071.9	17.1%	1,150.0	18.7%	1,008.4	19.1%
Emerging Markets	756.5	12.1%	694.4	11.3%	564.9	10.7%

Net Sales	$6,253.1	100.0%	$6,146.9	100.0%	$5,274.5	100.0%

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Total Assets
North America	$2,118.8	$2,015.9	$2,043.9
Europe	464.7	622.3	586.7
Emerging Markets	506.1	395.8	302.7

Total Assets	$3,089.6	$3,034.0	$2,933.3

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net Property, Plant and Equipment
North America	$74.5	$65.3	$60.4
Europe	13.7	17.3	17.9
Emerging Markets	7.7	5.7	4.9

Net property, plant and equipment	$95.9	$88.3	$83.2

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments

For a number of years through the end of the third quarter of 2012, the Company’s goodwill was allocated to its former geographic reporting units. As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, the Company was required to reassign the carrying amount of goodwill to its new reporting units based on the relative fair value of each segment as of the effective date of the Company’s change in segment reporting in the fourth quarter of 2012. The following table presents the changes in goodwill allocated to the Company’s current reportable segments from December 31, 2010 to December 28, 2012 (in millions):

	Previous Segments			Current Segments
	North America	Europe	Emerging Markets	ECS	W&C	OEM	Total
Balance as of December 31, 2010	$332.4	$11.0	$11.9	$—	$—	$—	$355.3
Acquisition related(a)	(2.8)	—	—	—	—	—	(2.8)
Foreign currency translation	(0.4)	(0.1)	(0.3)	—	—	—	(0.8)

Balance as of December 30, 2011	$329.2	$10.9	$11.6	$—	$—	$—	$351.7
Acquisition related (b)	—	—	15.7	—	—	—	15.7
Impairment of goodwill(c)	—	(10.8)	—	—	—	—	(10.8)
Foreign currency translation	0.3	(0.1)	0.4	—	—	—	0.6

Balance prior to Segment Change	$329.5	$—	$27.7	$—	$—	$—	$357.2
Reassignment of goodwill	(329.5)	—	(27.7)	164.1	177.8	15.3	—
Impairment of goodwill(c)	—	—	—	—	—	(15.3)	(15.3)
Foreign currency translation	—	—	—	—	0.1	—	0.1

Balance as of December 28, 2012	$—	$—	$—	$164.1	$177.9	$—	$342.0

(a)

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

(b)

At the end of the second quarter, the Company acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. The Company paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the allocation of $15.7 million of the purchase price to goodwill. The purchase price, as well as the allocation thereof, was finalized in 2012.

(c)

An interim assessment of the recoverability of goodwill assigned to the reporting units was necessitated when the Company changed its segments in the fourth quarter of 2012. As a result of the assessment, the goodwill that was allocated to the OEM Supply segment was determined to be impaired and the Company recorded a non-cash impairment charge to write-off the goodwill of $15.3 million associated with this reporting unit. Prior to the change in segments and, in connection with the Company’s annual assessment of goodwill recoverability in the third quarter, the Company recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with its former European reporting unit. For further information, see Note 7. “Impairment of Goodwill and Long-Lived Assets.”

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.   SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

The Company guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc. The Company has no independent assets or operations and all subsidiaries other than Consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2012	December 30, 2011
Assets:
Current assets	$2,449.3	$2,404.0
Property, equipment and capital leases, net	108.7	102.3
Goodwill	342.0	351.7
Other assets	201.5	190.2
Subordinated notes receivable from parent	5.0	—

	$3,106.5	$3,048.2

Liabilities and Stockholder’s Equity:
Current liabilities	$963.1	$1,023.3
Subordinated notes payable to parent	—	6.0
Long-term debt	700.8	543.9
Other liabilities	168.6	198.2
Stockholder’s equity	1,274.0	1,276.8

	$3,106.5	$3,048.2

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net sales	$6,253.1	$6,146.9	$5,274.5
Operating income	$288.2	$368.3	$273.0
Income from continuing operations before income taxes	$234.9	$328.0	$204.2
Net income (loss) from discontinued operations	$0.2	$(12.5)	$(1.0)
Net income	$140.6	$203.3	$123.2
Comprehensive income	$174.3	$145.6	$150.7

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 28, 2012 and December 30, 2011. The Company has never paid ordinary cash dividends on its common stock. However, in 2012, the Company declared a special dividend of $4.50 per common share, or approximately $153.1 million, as a return of excess capital to shareholders and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. As of February 15, 2013, the Company had 2,105 shareholders of record.

(In millions, except per share amounts)	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Year ended December 28, 2012
Net sales	$1,522.7	$1,577.0	$1,609.0	$1,544.4
Cost of goods sold	1,173.5	1,219.1	1,250.3	1,201.5
Operating income	86.7	89.9	67.3	38.6
Income from continuing operations before income taxes	71.5	69.6	47.5	20.6
Net income from continuing operations	55.6	44.0	19.8	5.2
(Loss) income from discontinued operations, net	(0.3)	(0.1)	0.7	(0.1)
Net income	$55.3	$43.9	$20.5	$5.1
Income per share
Basic:
Continuing operations	$1.67	$1.32	$0.60	$0.16
Discontinued operations	$(0.01)	$(0.01)	$0.02	$—
Net income	$1.66	$1.31	$0.62	$0.16
Diluted:
Continuing operations	$1.62	$1.28	$0.59	$0.16
Discontinued operations	$(0.01)	$—	$0.02	$(0.01)
Net income	$1.61	$1.28	$0.61	$0.15
Stock price range:
High	$74.00	$73.15	$63.92	$63.54
Low	$59.85	$50.75	$47.98	$54.11
Close	$67.71	$53.05	$57.46	$62.64

(1)

In the first quarter of 2012, the Company recorded a charge of $1.7 million for interest and penalties associated with prior year income tax liabilities. In the first quarter of 2012, the Company recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions.

(2)

Operating income in the third quarter includes a non-cash impairment charge to write-off goodwill and a write-down of long-lived assets in the Company’s former European operating segment of $10.8 million and $16.4 million, respectively. The Company also recorded an inventory lower-of-cost-or-market adjustment of $1.2 million in its former European segment. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets” in the notes to the Company’s Consolidated Financial Statements.

(3)

Operating income in the fourth quarter includes a non-cash goodwill impairment charge and long-lived assets impairment charge of $15.3 million and $6.0 million, respectively, related to the change in reporting segments. For further information, see Note 4. “Impairment of Goodwill and Long-Lived Assets” in the notes to the Company’s Consolidated Financial Statements. Operating income also includes a pension charge of $15.3 million and a restructuring charge of $10.1 million. For further information, see Note 8. “Pension Plans, Post-Retirement Benefits and Other Benefits” and Note 3. “Restructuring Charge” in the notes to the Company’s Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except per share amounts)	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Year ended December 30, 2011
Net sales	$1,470.8	$1,565.3	$1,611.8	$1,499.0
Cost of goods sold	1,132.1	1,207.3	1,249.8	1,150.3
Operating income	77.5	92.0	101.7	91.6
Income from continuing operations before income taxes	65.4	77.6	83.3	77.2
Net income from continuing operations	40.9	48.4	61.6	49.8
Income (loss) from discontinued operations, net	3.4	3.7	(18.1)	(1.5)
Net income	$44.3	$52.1	$43.5	$48.3
Income per share
Basic:
Continuing operations	$1.19	$1.39	$1.80	$1.50
Discontinued operations	$0.10	$0.11	$(0.53)	$(0.05)
Net income	$1.29	$1.50	$1.27	$1.45
Diluted:
Continuing operations	$1.13	$1.33	$1.78	$1.49
Discontinued operations	$0.10	$0.10	$(0.52)	$(0.05)
Net income	$1.23	$1.43	$1.26	$1.44
Stock price range:
High	$73.56	$76.16	$68.15	$62.99
Low	$59.52	$60.54	$47.38	$44.52
Close	$63.76	$61.71	$44.29	$55.68

(1)

In the first quarter of 2011, the Company recorded a pre-tax charge of $5.3 million related to facility consolidations and headcount reductions in the Company’s former European operating segment. See Note 3. “Restructuring Charge.”

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

ANIXTER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13.  SUBSEQUENT EVENTS

On January 15, 2013, the Notes due 2013 became convertible and the final maturity date was February 15, 2013. Pursuant to the terms of the indenture, the Company settled its conversion obligations up to the $300 million principal amount of the notes in cash but could have elected to satisfy any conversion obligations for amounts in excess thereof in stock, cash or a combination of stock and cash. The Company settled the par value amount due upon conversion in cash. Available borrowings under the Company’s accounts receivable securitization facility and long-term revolving credit facility were used to retire the par value of the notes.

Upon the issuance of these notes, the Company entered into a bond hedge that covered any remaining above par value amounts due to holders of the notes at maturity. The Company funded the retirement of the Notes due 2013 with other long term credit facilities available at the end of 2012 and therefore, has included the balance outstanding in long term debt at December 28, 2012. At issuance of the notes, the Company also sold to the counterparty a warrant to purchase shares of its common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013 the warrant maturity begins on May 16, 2013 and will expire daily over 40 days ending June 12, 2013. Any remaining amount above the warrant exercise price of $72.81 will be settled in cash or stock at the option of the Company.

In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. In addition, Venezuelan officials announced that they would be discontinuing the SITME system. The Company believes that the new official rate of 6.30 bolivars to one USD will be the rate that the Company will be allowed to use to repatriate cash from Venezuela. The Company is currently evaluating the potential impact of this change but it is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the Company, ASC and Corning reached a resolution in principle with the Department of Justice, Civil Division, to settle the qui tam complaint with no admission of liability. The preliminary settlement requires the Company, ASC and Corning to pay $3 million collectively, plus interest at the annual rate of 2% from October 5, 2012. Anixter was not suspended or debarred as a result of this investigation and continues to actively conduct business with the U.S. federal, state and local governments. For further details regarding this matter, see Note 6. “Commitments and Contingencies.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation as of December 28, 2012 of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 28, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Anixter International Inc.:

We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2012, and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2013

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on the Company’s website at http://www.anixter.com/ethics.

Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

See Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Report of the Compensation Committee.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Registrant’s Proxy Statement for the 2013 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders — “Independent Registered Public Accounting Firm and their Fees.”

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

3.1

Restated Certificate of Incorporation of Anixter International Inc., filed with the Secretary of the State of Delaware on September 29, 1987 and Certificate of Amendment thereof, filed with the Secretary of Delaware on August 31, 1995 (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.1).

Exhibit No.	Description of Exhibit

3.2	Amended and Restated By-laws of Anixter International Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 24, 2012, Exhibit 3.1).

(4) Instruments defining the rights of security holders, including indentures.

4.1

Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2012, with respect to Debt Securities and Guarantees. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 30, 2012, Exhibit 4.1).

4.2

First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2012, with respect to 5.625% Senior Notes due 2019. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 30, 2012, Exhibit 4.2).

4.3

Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated September 6, 1996. (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Registration Statement on Form S-3, File No. 333-121428).

4.4

First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated as of February 24, 2005. (Incorporated by reference to Exhibit 99.3 to the Anixter International Inc. Current Report on Form 8-K filed February 25, 2005, File No. 001-10212).

4.5

Second Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., with respect to Debt Securities and Guarantees dated as of March 11, 2009. (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Current Report on Form 8-K filed March 11, 2009, File No. 001-10212).

4.6

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

Exhibit No.	Description of Exhibit

10.4 *	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).

10.5 *	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).

10.6 *	Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).

10.7 *	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).

10.8 *	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

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

10.14*

(a) Anixter Amended and Restated Excess Benefit Plan effective January 1, 2011. (Incorporated by reference from Anixter International Inc. on Form 10-Q for the quarterly period ended July 1, 2011, Exhibit 10.1).

(b) First Amendment to the Anixter Inc. Excess Benefit Plan as amended and restated effective January 1, 2011 and dated as of February 23, 2012. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012, Exhibit 10.1).

(c) Second Amendment to the Anixter Inc. Excess Benefit Plan as amended and restated effective January 1, 2011 and dated as of December 1, 2012.

10.15*

Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).

Exhibit No.	Description of Exhibit

10.16*

(a) Anixter Inc. Deferred Compensation Plan As Amended and Restated effective January 1, 2005. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.14).

(b) First Amendment to the Anixter Inc. Deferred Compensation Plan As Amended and Restated Effective January 1, 2005.

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

10.22*

Form of Anixter International Inc. Restricted Stock Unit Grant Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.2).

10.23*

Anixter Inc. Amended and Restated Supplemental Executive Retirement Plan with Robert W. Grubbs and Dennis J. Letham, dated January 1, 2009. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2009, Exhibit 10.20).

10.24*	Employment Agreement with Robert W. Grubbs, dated January 1, 2006. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on January 5, 2006, Exhibit 10.1).

10.25*

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

Exhibit No.	Description of Exhibit

10.26*	Separation Agreement with Robert W. Grubbs, Jr., dated May 13, 2008. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 19, 2008, Exhibit 10.1).

10.27*

Separation Agreement, dated March 26, 2012, by and between Anixter Inc. and John A. Dul (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, Exhibit 10.1).

10.28

Five-Year Revolving Credit Agreement dated April 8, 2011 among Anixter Inc., Wells Fargo Bank, National Association, as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 14, 2011, Exhibit 10.1).

10.29

(a) Second Amended and Restated Receivable Sale Agreement dated May 31, 2011 between Anixter Inc., as Seller, and Anixter Receivables Corporation, as Buyer. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 2, 2011, Exhibit 10.1).

(b) Amendment No. 1 to Second Amended and Restated Receivable Sale Agreement dated May 31, 2012 between Anixter Inc., as Originator and Anixter Receivables Corporation, as Buyer. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 1, 2012, Exhibit 10.1).

10.30

(a) Second Amended and Restated Receivable Purchase Agreement dated May 31, 2011 among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, Falcon Asset Securitization Company LLC and Three Pillars Funding LLC, as Conduits, the Financial Institution party thereto, JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc., as Managing Agents and JPMorgan Chase, N.A., as Agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 2, 2011, Exhibit 10.2).

(b) Amendment No. 1 to Second Amended and Restated Receivable Purchase Agreement dated May 31, 2012 among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC) and Three Pillars Funding LLC, as Conduits, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (“J.P. Morgan”), as Managing Agents, and J.P. Morgan, as Agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 1, 2012, Exhibit 10.2).

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

Exhibit No.	Description of Exhibit

(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Extensible Business Reporting Language.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, (ii) the Consolidated Balance Sheets at December 28, 2012 and December 30, 2011, (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 and January 1, 2010, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 28, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	December 28, 2012	December 30, 2011	December 31, 2010

Operating loss	$(4.3)	$(4.3)	$(4.6)
Other (expense) income:
Interest expense, including intercompany	(16.8)	(16.2)	(17.3)
Other	—	0.2	1.7

Loss before income taxes and equity in earnings of subsidiaries	(21.1)	(20.3)	(20.2)
Income tax benefit	8.0	7.7	7.7

Loss before equity in earnings of subsidiaries	(13.1)	(12.6)	(12.5)
Equity in earnings of subsidiaries	137.9	200.8	121.0

Net income	$124.8	$188.2	$108.5

Comprehensive income	$158.5	$130.5	$136.0

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	December 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$0.4
Other assets	0.7	0.4

Total current assets	1.1	0.8
Other assets (primarily investment in and advances to subsidiaries)	1,271.3	1,285.8

	$1,272.4	$1,286.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$3.1	$2.3
Amounts currently due to affiliates, net	—	1.9
Long-term debt	297.8	280.3
Other non-current liabilities	1.6	0.9

Total liabilities	302.5	285.4
Stockholders’ equity:
Common stock	32.5	33.2
Capital surplus	218.6	196.5
Accumulated other comprehensive loss	(51.8)	(85.5)
Retained earnings	770.6	857.0

Total stockholders’ equity	969.9	1,001.2

	$1,272.4	$1,286.6

See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(In millions)	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Operating activities:
Net income	$124.8	$188.2	$108.5
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend from subsidiary	207.7	201.3	271.8
Equity in earnings of subsidiaries	(137.9)	(200.8)	(121.0)
Net gain on retirement of debt	—	(0.1)	(1.4)
Accretion of debt discount	17.4	16.6	18.0
Stock-based compensation	1.8	1.6	1.8
Amortization of deferred financing costs	0.9	0.9	0.9
Intercompany transactions	(10.5)	(13.8)	(0.9)
Income tax benefit	(8.0)	(7.7)	(7.7)
Changes in assets and liabilities, net	—	0.1	(2.1)

Net cash provided by operating activities	196.2	186.3	267.9

Investing activities	—	—	—

Financing activities:
Payment of special cash dividend	(150.6)	—	(111.0)
Purchases of common stock for treasury	(59.2)	(107.5)	(41.2)
Loans from (to) subsidiaries, net	11.0	2.5	(5.0)
Proceeds from stock options exercised	3.4	13.4	8.7
Retirement of Convertible Notes due 2033 – debt component	—	(48.9)	(65.6)
Retirement of Convertible Notes due 2033 – equity component	—	(44.9)	(54.0)
Other, net	(0.8)	(0.9)	—

Net cash used in financing activities	(196.2)	(186.3)	(268.1)

Decrease in cash and cash equivalents	—	—	(0.2)
Cash and cash equivalents at beginning of year	0.4	0.4	0.6

Cash and cash equivalents at end of year	$0.4	$0.4	$0.4

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

ANIXTER INTERNATIONAL INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 28, 2012, December 30, 2011 and December 31, 2010

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended December 28, 2012:
Allowance for doubtful accounts	$19.5	$7.5	$2.1	$(7.7)	$21.4
Allowance for deferred tax asset	$20.3	$0.5	$1.4	$—	$22.2
Year ended December 30, 2011:
Allowance for doubtful accounts	$23.7	$8.0	$(2.7)	$(9.5)	$19.5
Allowance for deferred tax asset	$18.8	$0.9	$0.6	$—	$20.3
Year ended December 31, 2010:
Allowance for doubtful accounts	$24.8	$12.8	$(0.4)	$(13.5)	$23.7
Allowance for deferred tax asset	$18.7	$1.7	$(1.6)	$—	$18.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on the 22nd day of February 2013.

ANIXTER INTERNATIONAL INC.

By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ Theodore A. Dosch Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 22, 2013

/s/ Terrance A. Faber Terrance A. Faber	Vice President — Controller (Principal Accounting Officer)	February 22, 2013

/s/ Lord James Blyth* Lord James Blyth	Director	February 22, 2013

/s/ Frederic F. Brace* Frederic F. Brace	Director	February 22, 2013

/s/ Linda Walker Bynoe* Linda Walker Bynoe	Director	February 22, 2013

/s/ Robert J. Eck Robert J. Eck	Director	February 22, 2013

/s/ Robert W. Grubbs* Robert W. Grubbs	Director	February 22, 2013

/s/ F. Philip Handy* F. Philip Handy	Director	February 22, 2013

/s/ Melvyn N. Klein* Melvyn N. Klein	Director	February 22, 2013

/s/ George Muñoz* George Muñoz	Director	February 22, 2013

/s/ Stuart M. Sloan* Stuart M. Sloan	Director	February 22, 2013

/s/ Matthew Zell* Matthew Zell	Director	February 22, 2013

/s/ Samuel Zell* Samuel Zell	Director	February 22, 2013

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated