Form 10-Q
period 2013-03-29
ANIXTER INTERNATIONAL INC
filed 2013-04-23
CIK 52795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

At April 17, 2013, 32,507,542 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “anticipates,” “contemplates,” “estimates,” “plans,” “projects,” “should,” “may,” “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, changes in supplier or customer relationships, risks associated with nonconforming products and services, political and technology changes, economic and currency risks of non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable risk, copper and commodity price fluctuations, risks associated with the integration of acquired companies, capital project volumes and the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions, except per share amounts)	Three Months Ended
	March 29, 2013	March 30, 2012

Net sales	$1,490.9	$1,522.7
Cost of goods sold	1,152.7	1,173.5

Gross profit	338.2	349.2
Operating expenses	257.2	262.5

Operating income	81.0	86.7
Other expense:
Interest expense	(13.6)	(12.1)
Other, net	(1.9)	(3.1)

Income from continuing operations before income taxes	65.5	71.5
Income tax expense	22.9	15.9

Net income from continuing operations	42.6	55.6
Net loss from discontinued operations	(0.1)	(0.3)

Net income	$42.5	$55.3

Income per share:
Basic:
Continuing operations	$1.30	$1.67
Discontinued operations	$—	$(0.01)

Net income	$1.30	$1.66

Diluted:
Continuing operations	$1.27	$1.62
Discontinued operations	$—	$(0.01)

Net income	$1.27	$1.61

Basic weighted-average common shares outstanding	32.6	33.3
Effect of dilutive securities:
Stock options and units	0.3	0.3
Convertible notes due 2013	0.6	0.7

Diluted weighted-average common shares outstanding	33.5	34.3

Comprehensive income	$34.3	$74.8

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 29, 2013	December 28, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$58.7	$89.4
Accounts receivable (Includes $501.7 and $527.2 at March 29, 2013 and December 28, 2012, respectively, associated with securitization facility)	1,194.0	1,225.5
Inventories	1,010.5	1,060.9
Deferred income taxes	42.3	40.7
Other current assets	31.3	33.6

Total current assets	2,336.8	2,450.1
Property and equipment, at cost	319.4	314.4
Accumulated depreciation	(220.3)	(218.5)

Net property and equipment	99.1	95.9
Goodwill	341.6	342.0
Other assets	177.1	201.6

Total assets	$2,954.6	$3,089.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$669.6	$716.9
Accrued expenses	219.5	249.5
Short-term debt	4.6	0.9

Total current liabilities	893.7	967.3
Long-term debt (Includes $220.0 and $82.0 at March 29, 2013 and December 28, 2012, respectively, associated with securitization facility.)	900.2	982.2
Other liabilities	148.1	170.2

Total liabilities	1,942.0	2,119.7

Stockholders’ equity:
Common stock — $1.00 par value, 100,000,000 shares authorized, 32,786,702 and 32,537,986 shares issued and outstanding at March 29, 2013 and December 28, 2012, respectively	32.8	32.5
Capital surplus	226.5	218.6
Retained earnings	813.3	770.6
Accumulated other comprehensive loss:
Foreign currency translation	7.3	15.4
Unrecognized pension liability, net	(67.5)	(67.4)
Unrealized gain on derivatives, net	0.2	0.2

Total accumulated other comprehensive loss	(60.0)	(51.8)

Total stockholders’ equity	1,012.6	969.9

Total liabilities and stockholders’ equity	$2,954.6	$3,089.6

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
	(in millions)
Operating activities:
Net income	$42.5	$55.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5.6	5.5
Stock-based compensation	3.3	4.6
Accretion of debt discount	2.4	4.5
Amortization of intangible assets	1.9	2.7
Amortization of deferred financing costs	0.7	0.6
Deferred income taxes	0.3	(8.8)
Excess income tax benefit from employee stock plans	(1.2)	(2.7)
Changes in current assets and liabilities, net	(2.7)	(123.8)
Other, net	0.3	(2.6)

Net cash provided by (used in) operating activities	53.1	(64.7)
Investing activities:
Capital expenditures, net	(9.1)	(10.0)

Net cash used in investing activities	(9.1)	(10.0)
Financing activities:
Proceeds from borrowings	328.5	185.9
Repayment of borrowings	(108.9)	(151.3)
Retirement of Notes due 2013	(300.0)	—
Proceeds from stock options exercised	5.8	1.8
Excess income tax benefit from employee stock plans	1.2	2.7
Other	(1.3)	1.4

Net cash (used in) provided by financing activities	(74.7)	40.5

Decrease in cash and cash equivalents	(30.7)	(34.2)
Cash and cash equivalents at beginning of period	89.4	106.1

Cash and cash equivalents at end of period	$58.7	$71.9

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: Anixter International Inc. and its subsidiaries (collectively referred to as “Anixter” or the “Company”) are sometimes referred to in this Quarterly Report on Form 10-Q as “we”, “our”, “us”, or “ourselves.” The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown. Certain prior period amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Foreign currency translation: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income. We recognized $1.8 million and $2.2 million in net foreign exchange losses, including the effects of foreign currency forward contracts and hedging costs, in the first quarter of 2013 and 2012, respectively. The first quarter of 2013 includes a $1.1 million foreign exchange loss due to the devaluation of the bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. We believe that the new official rate of 6.30 bolivars to one U.S. dollar will be the rate that we will be allowed to use to repatriate cash from Venezuela.

We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. Our strategy is to negotiate terms for our derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency-denominated accounts). Our counterparties to foreign currency forward contracts have investment-grade credit ratings. We expect the creditworthiness of our counterparties to remain intact through the term of the transactions. We regularly monitor the creditworthiness of our counterparties to ensure no issues exist which could affect the value of the derivatives.

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 29, 2013 and December 28, 2012, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At March 29, 2013 and December 28, 2012, the notional amount of the foreign currency forward contracts outstanding was approximately $240.0 million and $346.9 million, respectively. The fair value of our foreign currency forward contracts was not significant at March 29, 2013.

The following activity relates to foreign exchange which is reflected in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Remeasurement of multicurrency balances	$(5.4)	$(2.3)
Venezuelan devaluation	(1.1)	—
Revaluation of foreign currency forward contracts	5.3	0.9
Hedge costs	(0.6)	(0.8)

Total foreign exchange loss	$(1.8)	$(2.2)

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently issued and adopted accounting pronouncements: In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassification on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Adoption of this guidance at the beginning of fiscal 2013 resulted in the additional disclosures below but did not have any other impact on our financial statement disclosures.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of AOCI.

We also accumulate items in AOCI related to prior service costs and actuarial gains/losses related to our defined benefit obligations as well as an interest rate lock, which was designated as a cash flow hedge, in connection with a debt offering completed in 2005. The following table presents the changes in accumulated other comprehensive income, net of tax, by component, during the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
(In millions)	March 29, 2013	March 30, 2012

Beginning balance	$(51.8)	$(85.5)
Foreign currency translation change in AOCI	(9.4)	17.1
Pension costs reclassified from AOCI [a]	1.2	2.3
Derivative gain reclassified from AOCI [b]	—	0.1

Net current period other comprehensive (loss) income	(8.2)	19.5

Ending balance	$(60.0)	$(66.0)

(a)	Pension costs are reclassified from AOCI to operating expense. See Note 4 “Pension Plans” for details about these reclassifications.
(b)	Derivative gain associated with our interest rate lock is reclassified from AOCI as an offset to interest expense.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2. INCOME TAXES

The tax provision on continuing operations for the first quarter of 2013 was $22.9 million compared to $15.9 million in the corresponding period of last year. Our effective tax rate for the first quarter of 2013 was 35.0% as compared to 22.3% in the prior year period. The prior year first quarter results included a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Excluding this benefit as well as the impact of a charge for interest and penalties of $1.7 million for tax liabilities related to prior years which is included in Other, net ($1.1 million, net of tax), the adjusted tax rate for the prior year first quarter was 35.8%. The change in the tax rate is due to the change in the country mix of income.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. DEBT

Debt is summarized below:

	March 29, 2013	December 28, 2012
	(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Accounts receivable securitization facility	220.0	82.0
Senior notes due 2015	200.0	200.0
Revolving lines of credit and other	98.5	20.8
Senior notes due 2014	31.7	31.6
Convertible senior notes due 2013	—	297.8

Total long-term debt	900.2	982.2
Short-term debt	4.6	0.9

Total debt	$904.8	$983.1

At March 29, 2013, our total carrying value and estimated fair value of debt outstanding, including convertible debt, was $904.8 million and $945.4 million, respectively. This compares to a carrying value and estimated fair value at December 28, 2012 of $983.1 million and $1,065.0 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 5.8% and 5.5% for the three months ended March 29, 2013 and March 30, 2012, respectively. At December 28, 2012, our convertible senior notes due in February 2013 (“Convertible Notes”) were classified as long-term as we had the intent and ability to refinance such Convertible Notes under existing long-term financing agreements.

In the first quarter of 2013, our Convertible Notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. Available borrowings under our accounts receivable securitization facility and long-term revolving credit facility were used to retire the par value of the notes.

At the time of issuance of the Convertible Notes in 2007, we entered into a bond hedge that covered any remaining above par value amounts due to holders of the notes at maturity. As we intended, we funded the retirement of the Convertible Notes with other long term credit facilities available at the end of 2012. At issuance of the Convertible Notes, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013 the warrant exercise period begins on May 16, 2013 and will expire daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 will be settled in cash or stock at our option.

Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, we consolidate the account balances of ARC. As of March 29, 2013 and December 28, 2012, $501.7 million and $527.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. PENSION PLANS

We have various defined benefit and defined contribution pension plans. Our defined benefit plans consist of the Anixter Inc. Pension Plan, Executive Benefit Plan and Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various pension plans covering employees of foreign subsidiaries (“Foreign Plans”). The majority of our pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. Our policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service (“IRS”) and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

Non-union domestic employees hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are five years or more). Beginning January 1, 2011, active participants with three years of service became fully vested in their hypothetical personal retirement account (previously, participants vested after five years of service). Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December. Effective as of December 31, 2013, benefits under the Anixter Inc. Pension Plan provided to employees before June 1, 2004 will be frozen and these employees will be covered under the personal retirement account pension formula similar to the one described above for non-union domestic employees hired on or after June 1, 2004.

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic (a)		Foreign		Total
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

Service cost	$2.2	$2.2	$1.7	$1.4	$3.9	$3.6
Interest cost	2.4	3.1	2.3	2.3	4.7	5.4
Expected return on plan assets	(3.0)	(3.2)	(2.6)	(2.5)	(5.6)	(5.7)
Net amortization	0.8	2.0	0.4	0.3	1.2	2.3

Net periodic cost	$2.4	$4.1	$1.8	$1.5	$4.2	$5.6

(a)	Domestic pension costs are lower in the first quarter of 2013 as compared to the prior quarter as a result of the plan amendment to our U.S. defined benefit plan which was completed in the fourth quarter of 2012.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.

We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

ANIXTER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2013	December 28, 2012
	(Unaudited)

Assets:
Current assets	$2,337.2	$2,449.3
Property, equipment and capital leases, net	111.7	108.7
Goodwill	341.6	342.0
Other assets	177.1	201.5
Subordinated notes receivable from parent	—	5.0

	$2,967.6	$3,106.5

Liabilities and Stockholder’s Equity:

Current liabilities	$891.1	$963.1
Subordinated notes payable to parent	6.0	—
Long-term debt	916.4	700.8
Other liabilities	147.4	168.6
Stockholder’s equity	1,006.7	1,274.0

	$2,967.6	$3,106.5

ANIXTER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Net sales	$1,490.9	$1,522.7
Operating income	$82.4	$88.0
Income from continuing operations before income taxes	$69.2	$77.8
Net loss from discontinued operations	$(0.1)	$(0.3)
Net income	$44.9	$59.2
Comprehensive income	$36.7	$78.7

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. RESTRUCTURING CHARGE

We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. At March 29, 2013, the majority of the remaining unpaid restructuring charge of $6.6 million is expected to be paid by the end of fiscal 2013. The following table summarizes activity related to liabilities associated with restructuring and employee severance (in millions):

	Restructuring Charge
	Employee- Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance as of December 28, 2012	$6.7	$2.4	$9.1
Payments and other	(1.7)	(0.8)	(2.5)

Balance as of March 29, 2013	$5.0	$1.6	$6.6

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.
(b)	Facility exit and other costs primarily consist of lease termination costs.

NOTE 7. STOCKHOLDERS’ EQUITY

At the end of the first quarter of 2013, there were approximately 2.0 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting and stock options are included in common stock outstanding upon exercise by the participant. The fair value of stock options and stock units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted as these vest immediately.

During the three months ended March 29, 2013, we granted 167,540 stock units to employees with a weighted-average grant-date fair value of $11.5 million. During the three months ended March 29, 2013, we granted directors 7,307 stock units with a weighted-average grant-date fair value of $0.5 million. We granted 56,003 stock options to employees during the three months ended March 29, 2013 that had a grant-date fair value of $1.6 million. The fair value of the stock options granted during the three months ended March 29, 2013 was estimated using the Black-Scholes option pricing model with the following assumptions and resulting value:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Life	Exercise Price	Resulting Black-Scholes Value

42.0%	1.1%	0%	6.125 years	$68.64	$28.57

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LEGAL CONTINGENCIES

In May 2009, Raytheon Co. filed for arbitration against one of our subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against us in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain amounts of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, we recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of our sale of our Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by us and were not reclassified to assets and liabilities of discontinued operations. In June 2011, we filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied our motion and confirmed the arbitration award in full. During the fourth quarter of 2011, we recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, we appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, in February 2012, we posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posted a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, we tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. As a result of this agreement, we reduced the accrued interest by $1.1 million in the third quarter of 2012 which was recorded within income (loss) from discontinued operations. In February 2013, the court approved a reduction in the amount of the bond to $1.5 million as stipulated by the parties.

In 2009, it came to our attention that certain employees in our U.S. Federal sales group engaged in entertainment of employees and contractors working on the procurement team for a government agency in excess of permissible limits set by applicable law and regulation. In October 2009, we voluntarily disclosed the matter to the government agency, and have fully cooperated with the government’s review of the matter over the last three years. In January 2012, Anixter became aware of a qui tam lawsuit filed by a third-party “relator” against us in the U.S. District Court for the Eastern District of Virginia. The qui tam suit was filed by William Jones, as relator on behalf of the United States, against Anixter, American Systems Corporation (“ASC”), Corning Cabling Systems (“Corning”) and other defendants, and sought money damages, injunctive relief, civil penalties, attorneys’ fees and costs under the False Claims Act. In February 2013, the Company, ASC and Corning reached a resolution in principle with the Department of Justice, Civil Division, to settle the qui tam complaint with no admission of liability. In March 2013, Anixter, ASC and Corning entered into a final settlement agreement, under which, collectively, the three companies are required to pay $3 million, plus interest at the annual rate of 2% from October 5, 2012, of which one-third, or $1.0 million, was paid by us. Anixter was not suspended or debarred as a result of this investigation and continues to actively conduct business with the U.S. federal, state and local governments.

From time to time, in the ordinary course of business, we become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is our opinion, based on the advice of our counsel, that the ultimate disposition of those proceedings will not be material. As of March 29, 2013, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. BUSINESS SEGMENTS

We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use our products as a component in their end product. In the fourth quarter of 2012, we reorganized our reportable segments from geography to end market to reflect the new operating structure and management of these global businesses. Historical results reflecting the new business segments for previously reported periods are shown below.

We have identified Enterprise Cabling and Security Solutions (“ECS”), Electrical and Electronic Wire and Cable (“W&C”) and OEM Supply as reportable segments. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.

Segment Financial Information

Segment information for the three months ended March 29, 2013 and March 30, 2012 are as follows (in millions):

2013	ECS	W&C	OEM Supply	Corporate	Total

Net Sales	$745.1	$517.8	$228.0	$—	$1,490.9
Operating income	34.8	41.3	4.9	—	81.0
Depreciation	2.9	1.9	0.8	—	5.6
Amortization of intangibles	0.2	1.4	0.3	—	1.9
Total assets	1,205.3	973.2	460.0	316.1	2,954.6
Capital expenditures	0.8	0.2	1.3	6.8	9.1

2012	ECS	W&C	OEM Supply	Corporate	Total

Net Sales	$778.8	$484.7	$259.2	$—	$1,522.7
Operating income	38.2	39.8	8.7	—	86.7
Depreciation	2.6	1.5	1.4	—	5.5
Amortization of intangibles	0.2	0.6	1.9	—	2.7
Total assets (a)	1,272.4	997.9	461.6	357.7	3,089.6
Capital expenditures	1.8	0.4	1.9	5.9	10.0

(a)	Total assets for 2012 are as of December 28, 2012.

ANIXTER INTERNATIONAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Assigned to Segments

The following table presents the changes in goodwill allocated to our reportable segments during the three months ended March 29, 2013 (in millions):

	Reportable Segments
	ECS	W&C	OEM Supply	Total
Balance as of December 28, 2012	$164.1	$177.9	$—	$342.0
Foreign currency translation	(0.1)	(0.3)	—	(0.4)

Balance as of March 29, 2013	$164.0	$177.6	$—	$341.6

NOTE 10. SUBSEQUENT EVENT

On April 18, 2013, the Arizona Court of Appeals upheld the Maricopa County Superior Court judgment confirming the arbitration award to Raytheon Co., but lowered the post-judgment interest on the award from 10% to 4.25% per annum to reflect the proper statutory rate in effect at the time of the trial court’s judgment. The court further awarded Raytheon its attorneys’ fees and expenses incurred in connection with the appeal. The result of the court’s decision did not have a material impact on our Condensed Consolidated Financial Statements in the first quarter of 2013. For further details regarding this matter, see Note 8 “Legal Contingencies.”

ANIXTER INTERNATIONAL INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical results of operations and financial condition and factors affecting our financial resources. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 28, 2012.

First Quarter of 2013 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	March 29, 2013	March 30, 2012
Net sales	$1,490.9	$1,522.7

Gross profit	338.2	349.2

Operating expenses	257.2	262.5

Operating income	81.0	86.7
Other expense:
Interest expense	(13.6)	(12.1)
Other, net	(1.9)	(3.1)

Income from continuing operations before income taxes	65.5	71.5
Income tax expense	22.9	15.9

Net income from continuing operations	42.6	55.6
Net loss from discontinued operations	(0.1)	(0.3)

Net income	$42.5	$55.3

Diluted income per share:
Continuing operations	$1.27	$1.62
Discontinued operations	$—	$(0.01)

Net income	$1.27	$1.61

Items Impacting Comparability of Results

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and excluding acquisitions, foreign exchange effects and the impact of copper prices (“non-GAAP”). We believe that by reporting organic growth which excludes the impact of acquisitions, foreign exchange effects and the impact of copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.

Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the Condensed Consolidated Financial Statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.

ANIXTER INTERNATIONAL INC.

At the end of the second quarter of 2012, we acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. As a result of the acquisition of Jorvex, sales were favorably affected in the first quarter of 2013 as compared to the prior year quarter by $34.1 million.

Our operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, our mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of changes in copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.

Executive Overview

While the first quarter of 2013 was challenging from a macro economic perspective, which is reflected in lower sales, our ongoing implementation of strategic growth initiatives, combined with increased demand from customers in natural resource extraction and power generation businesses, enabled us to report record first quarter sales for the Electrical and Electronic Wire and Cable (“Wire & Cable”) segment. Highlights of the quarter included the following:

•	Record first quarter sales of $517.8 million in our Wire & Cable segment;

•	The 2012 mid-year acquisition of Jorvex, a Peruvian wire & cable distributor, added $34.1 million of sales for the quarter;

•	The retirement of the $300 million principal amount of convertible senior notes;

•	Strong cost management resulted in an operating expense decline of $9.7 million, excluding incremental expenses of Jorvex;

•	We generated $53.1 million of cash flow from operations compared to $64.7 million of cash used in the year ago quarter;

•

The lower year-over-year earnings per diluted share was primarily a result of industry-wide delays in enterprise data infrastructure investment that began in the fourth quarter of 2011 and the continuation of OEM Supply trends from the third and fourth quarters of 2012, which are compared to stronger trends from the first quarter of 2012.

Our outlook for 2013 is for low single-digit organic revenue growth in the next quarter improving to mid-single-digit growth in the second half which we believe should drive mid single-digit incremental operating profit leverage. We continue to be well positioned to leverage our global supply chain platform through economic cycles. While global markets are difficult to predict, our strategic growth initiatives position us well to expand our leadership position within our segments. In this uncertain environment, we continue to manage expenses and working capital carefully, while pursuing strategic investments to expand our business. Finally, we believe that in challenging economic environments, our business model, which is based on helping our customers lower their supply chain costs and reduce execution risk, delivers the greatest value to our customers. We expect to grow through a combination of adding new products to our portfolio, developing a stronger presence in Electrical and Electronic Wire and Cable and OEM Supply in countries where our current presence is large but limited primarily to the Enterprise Cabling and Security Solutions end market, and selectively expanding our geographic presence.

The aggressive and disciplined actions taken in 2012 to manage and restructure our cost structure and to lower long-term pension costs are expected to result in approximately $20 million of annual savings in 2013. Coming off a year in which we faced ongoing uncertainty from the global macro environment, it is anticipated that some of the headwinds of 2012, most specifically the delays in enterprise spending and the investment in growth of the Wire & Cable business, may become tailwinds as we progress through 2013.

ANIXTER INTERNATIONAL INC.

Net Sales

(In millions)	ECS	W&C	OEM Supply	Total
Net sales, 2013	$745.1	$517.8	$228.0	$1,490.9
Net sales, 2012	778.8	484.7	259.2	1,522.7

$ Change	$(33.7)	$33.1	$(31.2)	$(31.8)

% Change	(4.3)%	6.8%	(12.0)%	(2.1)%
Less the % Impact of:
Foreign exchange	(0.1)%	(0.4)%	(0.2)%	(0.2)%
Copper pricing	—%	(1.1)%	—%	(0.4)%
Acquisition of Jorvex	—%	7.0%	—%	2.2%

Organic*	(4.2)%	1.3%	(11.8)%	(3.8)%

*	Amounts may not sum due to rounding

ECS – The decline in ECS sales was primarily due to continued macro-economic weakness in Europe and Emerging Markets and the conclusion of a large security solutions contract. This was partially offset by growth in sales in North America. We believe the overall data infrastructure market in North America improved slightly and our ECS segment gained share in our addressable data infrastructure market in the first quarter of 2013. Excluding sales related to the security solutions customer contract that was concluded, ECS sales were down 2.3% from the prior year quarter. Our ECS segment continued to benefit from strong global trends in security, with the ECS security sales growing year-over-year and accounting for approximately 27% of segment sales. Excluding sales related to the customer contract that was concluded, security sales were up approximately 8.8% from the prior year quarter.

W&C – This segment achieved record sales during the first quarter of 2013, reflecting the acquisition of Jorvex and the continued strength in the sales to natural resource extraction and power generation channels. Compared to the prior year quarter, Europe and Emerging Markets achieved record first quarter sales with North America remaining flat year-over-year primarily due to the timing of large projects. The initiative to expand into industrial automation continued to build momentum with additional products and an expanded vendor base in the first quarter of 2013.

OEM Supply – The sales decline in the first quarter of 2013 reflects reduced production by many of the segment’s large customers. The reductions were primarily driven by weaker demand for our customers’ products, consistent with widely reported industrial production statistics in the U.S. and Europe where over 90% of the segment’s business is concentrated with each region roughly equal in size. In the U.S., OEM Supply continues to be impacted by the heavy truck industry, which had a soft first quarter of 2013. The Europe OEM Supply business had a similar decline in sales, reflecting the broader and more persistent weakness in the European region.

ANIXTER INTERNATIONAL INC.

Gross Margin

Gross margin decreased in the first quarter of 2013 to 22.7% as compared to 22.9% in the prior year quarter. The effects of lower copper prices did not impact gross margin percentages significantly in either quarter. The lower margin in 2013 versus the prior year quarter was driven by lower gross margin in the OEM Supply and W&C segments. The OEM Supply gross margin decline was due to an unfavorable customer mix. Also, a larger portion of the W&C volume shifted from OEM to Industrial products in North America and we experienced a shift in country mix resulting in lower margin W&C project activity outside of the U.S. The lower gross margin in these two segments was partially offset by slightly higher gross margin in our ECS segment.

Operating Expenses

Operating expenses decreased from $262.5 million in the first quarter of 2012 to $257.2 million in the first quarter of 2013. Operating expenses for the first quarter of 2013 include an incremental $4.4 million related to the Jorvex acquisition while changes in foreign exchange rates decreased operating expenses by $0.3 million as compared to the prior year quarter. Excluding these items, operating expenses declined $9.4 million, or 3.6%, from the prior year quarter, as a result of effective cost control as well as savings from the restructuring actions taken in the fourth quarter of 2012.

Operating Income

(In millions)	ECS	W&C	OEM Supply	Total
Operating income, 2013	$34.8	$41.3	$4.9	$81.0
Operating income, 2012	38.2	39.8	8.7	86.7

$ Change	$(3.4)	$1.5	$(3.8)	$(5.7)

% Change	(8.5)%	3.7%	(44.1)%	(6.5)%

ECS – Operating margin was 4.7% in the first quarter of 2013 compared to 4.9% in the prior year quarter. Persistent weakness in the European economy and a product mix shift as security became an increasing part of the overall sales mix were the primary drivers of the margin decline versus the previous period. This segment has also experienced what we believe to be a temporary slowdown in the higher margin data center market and some pricing pressure in some geographies.

W&C – Operating margin was 8.0% in the first quarter of 2013 compared to 8.2% in the first quarter of 2012. The decline is largely a result of a mix shift from OEM to Industrial products in North America and an increase in lower margin project activity outside of the U.S.

OEM Supply – Operating margin was 2.1% in the first quarter of 2013 compared to 3.4% in the first quarter of 2012. The weakness in this segment was a result of our exposure to the heavy truck market in the U.S. as well as our significant exposure to manufacturing in the European region which accounts for nearly 50% of the OEM Supply business.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other

Consolidated interest expense was $13.6 million and $12.1 million in the first quarter of 2013 and 2012, respectively. Our average cost of debt was 5.8% and 5.5% in the first quarter of 2013 and 2012, respectively. The increase in interest expense and average cost of debt is driven by the $2.3 million incremental interest expense associated with the issuance of the Notes due 2019 in the second quarter of 2012. In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. We believe that the new official rate of 6.30 bolivars to one U.S. dollar will be the rate that we will be allowed to use to repatriate cash from Venezuela. As a result, we recorded a foreign exchange loss of $1.1 million in the first quarter of 2013. Also, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Latin America where there are few cost-effective means of hedging, we recorded an additional foreign exchange loss of $0.7 million in the first quarter of 2013 and $2.2 million in the first quarter of 2012. The prior year quarter also included a charge for interest and penalties of $1.7 million for tax liabilities related to prior years. The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of $0.1 million and $0.9 million in the first quarter of 2013 and 2012, respectively.

Income Taxes

The tax provision on continuing operations in the first quarter of 2013 was $22.9 million compared to $15.9 million in the prior year quarter. During the first quarter of 2012, we recorded a benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Our effective tax rate in the first quarter of 2013 was 35.0% compared to 22.3% in the prior year quarter. Excluding the impact of tax benefit as well as the impact of the charge for interest and penalties described above, the adjusted tax rate in 2012 was 35.8% in the first quarter of 2012. The change in the tax rate is due to the change in the country mix of income.

Net Income from Continuing Operations

	Three Months Ended
(In millions)	March 29, 2013	March 30, 2012
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations - GAAP	$42.6	$55.6
Items impacting net income from continuing operations	—	(8.6)

Net income from continuing operations – Non-GAAP	$42.6	$47.0

Diluted EPS – GAAP	$1.27	$1.62
Dilutive EPS impact of these items	—	(0.25)

Dilutive EPS – Non-GAAP	$1.27	$1.37

In the first quarter of 2012, we recorded a charge for interest and penalties associated with prior year tax liabilities of $1.7 million which is included in Other, net ($1.1 million net of tax, or $0.03 per diluted share) and a tax benefit of $9.7 million which is included in Income tax expense ($0.28 per diluted share). Combined, these items increased net income from continuing operations by a net amount of $8.6 million ($0.25 per diluted share). Excluding these items, net income from continuing operations in the first quarter of 2012 would have been $47.0 million, or $1.37 per diluted share.

Financial Liquidity and Capital Resources

Cash Flow

As a distributor, our use of capital is largely for working capital to support our revenue growth. Capital commitments for property, plant and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since we operate almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales.

ANIXTER INTERNATIONAL INC.

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, then from additional borrowings and lastly from additional equity offerings. In periods when sales are decreasing, we will have improved cash flows due to reduced working capital requirements. During such periods, we will use the expanded cash flow to reduce the amount of leverage in our capital structure until such time as the outlook for improved economic conditions and growth is clear. Also, we will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.

Net cash provided by operations was $53.1 million in the first quarter of 2013 which compares to $64.7 million of cash used in operations in the prior year quarter. The increase in cash flow provided by operations was due to the sequential decline in sales from the fourth quarter of 2012 combined with working capital improvement initiatives.

Consolidated net cash used in investing activities, consisting of capital expenditures, was $9.1 million in the first quarter of 2013 which was down from $10.0 million in the prior year quarter. Capital expenditures are expected to be approximately $40 to $45 million in 2013 as we continue to invest in the consolidation of certain acquired facilities in North America and Europe, warehouse equipment, information system upgrades and new software to support our infrastructure.

Net cash used in financing activities was $74.7 million in the first quarter of 2013 compared to net cash provided by financing activities of $40.5 million in the first quarter of 2012. During the first quarter of 2013, our convertible senior notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. Available borrowings under our accounts receivable securitization facility and long-term revolving credit facility were used to retire the par value of the notes.

Liquidity and Capital Resources

We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on the improved economic environment as well as additional acquisition opportunities when they become available. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.

At the end of the first quarter of 2013, we had approximately $333.0 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $220.0 million of outstanding borrowings under our $300.0 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $413.0 million of available borrowings at the end of the first quarter of 2013. With a quarter-end cash balance of $58.7 million along with available committed credit facilities, we will continue to evaluate the optimal use of these funds. Our debt-to-total capitalization was 47.2% and 50.3% at March 29, 2013 and December 28, 2012, respectively.

We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of March 29, 2013, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding our credit arrangements, see Note 3. “Debt” in the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and New Accounting Pronouncements

There were no material changes in our critical accounting policies since the filing of our 2012 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2012 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to our market risks and related disclosures in Item 7A. of Part II in our Annual Report on Form 10-K for the year ended December 28, 2012, as filed with the Securities and Exchange Commission on February 22, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 29, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2013. There was no change in our internal control over financial reporting that occurred during the three months ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8. “Legal Contingencies” to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 28, 2012, as filed with the Securities and Exchange Commission on February 22, 2013.

ANIXTER INTERNATIONAL INC.

ITEM 6. EXHIBITS.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2013 and March 30, 2012, (ii) the Condensed Consolidated Balance Sheets at March 29, 2013 and December 28, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2013 and March 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 29, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 23, 2013	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

April 23, 2013	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer