Form 10-Q
period 2013-06-28
ANIXTER INTERNATIONAL INC
filed 2013-07-23
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 16, 2013, 32,540,374 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

ANIXTER INTERNATIONAL INC.
This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, changes in supplier or customer relationships, risks associated with nonconforming products and services, political and technology changes, economic and currency risks of non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable risk, copper and commodity price fluctuations, risks associated with the integration of acquired companies, capital project volumes and the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$1,579.5	$1,577.0	$3,070.4	$3,099.7
Cost of goods sold	1,223.4	1,219.1	2,376.1	2,392.6
Gross profit	356.1	357.9	694.3	707.1
Operating expenses	270.3	268.0	527.5	530.5
Operating income	85.8	89.9	166.8	176.6
Other expense:
Interest expense	(11.3)	(14.8)	(24.9)	(26.9)
Other, net	(4.0)	(5.5)	(5.9)	(8.6)
Income from continuing operations before income taxes	70.5	69.6	136.0	141.1
Income tax expense	24.6	25.6	47.5	41.5
Net income from continuing operations	45.9	44.0	88.5	99.6
Net income (loss) from discontinued operations	0.2	(0.1)	0.1	(0.4)
Net income	$46.1	$43.9	$88.6	$99.2
Income per share:
Basic:
Continuing operations	$1.40	$1.32	$2.70	$2.98
Discontinued operations	$0.01	$(0.01)	$0.01	$(0.01)
Net income	$1.41	$1.31	$2.71	$2.97
Diluted:
Continuing operations	$1.39	$1.28	$2.66	$2.90
Discontinued operations	$0.01	$—	$0.01	$(0.01)
Net income	$1.40	$1.28	$2.67	$2.89
Basic weighted-average common shares outstanding	32.8	33.5	32.7	33.4
Effect of dilutive securities:
Stock options and units	0.2	0.2	0.2	0.3
Convertible notes due 2013	—	0.6	0.3	0.6
Diluted weighted-average common shares outstanding	33.0	34.3	33.2	34.3
Comprehensive income	$33.9	$24.2	$68.2	$99.0
Dividend declared per common share	$—	$4.50	$—	$4.50

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 28, 2013	December 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57.4	$89.4
Accounts receivable (Includes $523.4 and $527.2 at June 28, 2013 and December 28, 2012, respectively, associated with securitization facility)	1,237.4	1,225.5
Inventories	997.2	1,060.9
Deferred income taxes	32.6	40.7
Other current assets	31.3	33.6
Total current assets	2,355.9	2,450.1
Property and equipment, at cost	324.6	314.4
Accumulated depreciation	(222.6)	(218.5)
Net property and equipment	102.0	95.9
Goodwill	342.8	342.0
Other assets	167.9	201.6
Total assets	$2,968.6	$3,089.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714.9	$716.9
Accrued expenses	218.3	249.5
Short-term debt	7.0	0.9
Total current liabilities	940.2	967.3
Long-term debt (Includes $235.0 and $82.0 at June 28, 2013 and December 28, 2012, respectively, associated with securitization facility)	845.5	982.2
Other liabilities	145.8	170.2
Total liabilities	1,931.5	2,119.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 32,823,502 and 32,537,986 shares issued and outstanding at June 28, 2013 and December 28, 2012, respectively	32.8	32.5
Capital surplus	217.1	218.6
Retained earnings	859.4	770.6
Accumulated other comprehensive loss:
Foreign currency translation	(5.2)	15.4
Unrecognized pension liability, net	(67.1)	(67.4)
Unrealized gain on derivatives, net	0.1	0.2
Total accumulated other comprehensive loss	(72.2)	(51.8)
Total stockholders’ equity	1,037.1	969.9
Total liabilities and stockholders’ equity	$2,968.6	$3,089.6

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
	(in millions)
Operating activities:
Net income	$88.6	$99.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.1	11.1
Deferred income taxes	10.0	(6.8)
Stock-based compensation	6.8	8.1
Amortization of intangible assets	4.2	5.3
Accretion of debt discount	2.5	8.9
Amortization of deferred financing costs	1.4	1.4
Excess income tax benefit from employee stock plans	(1.2)	(3.1)
Changes in current assets and liabilities, net	(13.6)	(64.9)
Other, net	1.9	—
Net cash provided by operating activities	111.7	59.2
Investing activities:
Capital expenditures, net	(17.9)	(18.6)
Acquisition of business, net of cash acquired	—	(56.2)
Net cash used in investing activities	(17.9)	(74.8)
Financing activities:
Proceeds from borrowings	399.9	372.8
Repayment of borrowings	(232.8)	(509.4)
Retirement of Notes due 2013	(300.0)	—
Proceeds from stock options exercised	7.4	1.8
Excess income tax benefit from employee stock plans	1.2	3.1
Proceeds from issuance of Notes due 2019	—	350.0
Payment of special cash dividend	—	(150.6)
Deferred financing costs	—	(7.6)
Other	(1.5)	1.4
Net cash (used in) provided by financing activities	(125.8)	61.5
(Decrease) increase in cash and cash equivalents	(32.0)	45.9
Cash and cash equivalents at beginning of period	89.4	106.1
Cash and cash equivalents at end of period	$57.4	$152.0

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

Recently issued and adopted accounting pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (loss) (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting about the effect of the reclassification is required on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. Generally Accepted Accounting Principles (“GAAP”) is required in the notes. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Adoption of this guidance at the beginning of fiscal 2013 resulted in the additional disclosures below but did not have any other impact on our financial statement disclosures.
Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency-denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of AOCI.
We also accumulate items in AOCI for prior service costs and actuarial gains/losses related to our defined benefit obligations (see Note 4. Pension Plans) as well as an immaterial interest rate lock, which was designated as a cash flow hedge in connection with a debt offering completed in 2005. The amounts related to these items reclassified into net income were immaterial in all periods presented.
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

The following table summarizes the foreign exchange activity (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Remeasurement of multicurrency balances	$(6.0)	$(9.8)	$(11.4)	$(12.1)
Venezuelan devaluation	—	—	(1.1)	—
Revaluation of foreign currency forward contracts	3.6	6.0	8.9	6.9
Hedge costs	(0.5)	(0.8)	(1.1)	(1.6)
Total foreign exchange loss	$(2.9)	$(4.6)	$(4.7)	$(6.8)
In the first quarter of 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. We believe that the new official rate of 6.30 bolivars to one U.S. dollar will be the rate that will be available in the event we repatriate cash from Venezuela.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 28, 2013 and December 28, 2012, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At June 28, 2013 and December 28, 2012, the notional amount of the foreign currency forward contracts outstanding was approximately $197.5 million and $346.9 million, respectively. The fair value of our foreign currency forward contracts was not significant at June 28, 2013.

NOTE 2. INCOME TAXES
The income tax provision on continuing operations for the second quarter of 2013 was $24.6 million compared to $25.6 million in the corresponding period of last year. Our effective tax rate for the second quarter of 2013 was 34.9% as compared to 36.7% in the prior year period. The change in the effective tax rate is due to the change in the country mix of income.
The income tax provision for the six months ended June 28, 2013 was $47.5 million compared to $41.5 million in the corresponding period of last year. Our effective tax rate for the six months ended June 28, 2013 was 34.9% as compared to 29.4% in the prior year period. In the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Excluding this benefit, as well as the impact of a charge for interest and penalties of $1.7 million for tax liabilities related to prior years which is included in "Other, net" ($1.1 million, net of tax) for the first quarter of 2012, the adjusted tax rate for the six months ended June 29, 2012 was 36.3%. When comparing the effective tax rate for the six months ended June 28, 2013 to the adjusted tax rate from the prior year, the change in the effective tax rate is due to the change in the country mix of income.

NOTE 3. DEBT
Debt is summarized below:

	June 28, 2013	December 28, 2012
	(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Accounts receivable securitization facility	235.0	82.0
Senior notes due 2015	200.0	200.0
Senior notes due 2014	31.9	31.6
Revolving lines of credit and other	28.6	20.8
Convertible senior notes due 2013	—	297.8
Total long-term debt	845.5	982.2
Short-term debt	7.0	0.9
Total debt	$852.5	$983.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 28, 2013, our total carrying value and estimated fair value of debt outstanding was $852.5 million and $878.9 million, respectively. This compares to a carrying value and estimated fair value at December 28, 2012 of $983.1 million and $1,065.0 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.9% and 6.2% for the three months ended June 28, 2013 and June 29, 2012, respectively, and 5.3% and 5.9% for the six months then ended, respectively. At December 28, 2012, our convertible senior notes due in February 2013 (“Convertible Notes”) were classified as long-term as we had the intent and ability to refinance such Convertible Notes under existing long-term financing agreements.
In the first quarter of 2013, our Convertible Notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. At the time of issuance of the Convertible Notes, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the Convertible Notes at maturity. As we intended, we funded the retirement of the Convertible Notes with long term credit facilities available at the end of 2012.
At issuance of the Convertible Notes, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 could be settled in cash or stock at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised. At the end of the second quarter of 2013, we accrued $13.2 million for warrants exercised. On July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of June 28, 2013 and December 28, 2012, $523.4 million and $527.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

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
Non-union domestic employees hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Beginning January 1, 2011, active participants with 3 years of service became fully vested in their hypothetical personal retirement account (previously, participants vested after 5 years of service). Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the ten years Treasury note rate as of the last business day of December. Effective as of December 31, 2013, benefits under the Anixter Inc. Pension Plan provided to employees hired before June 1, 2004 will be frozen and these employees will be covered under the personal retirement account pension formula described above for non-union domestic employees hired on or after June 1, 2004.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic (a)		Foreign		Total
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$2.0	$2.8	$1.7	$1.4	$3.7	$4.2
Interest cost	2.4	3.2	2.4	2.4	4.8	5.6
Expected return on plan assets	(2.9)	(2.4)	(2.6)	(2.4)	(5.5)	(4.8)
Net amortization (b)	0.8	2.3	0.4	0.2	1.2	2.5
Net periodic cost	$2.3	$5.9	$1.9	$1.6	$4.2	$7.5

	Six Months Ended
	Domestic (a)		Foreign		Total
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$4.2	$5.0	$3.4	$2.8	$7.6	$7.8
Interest cost	4.8	6.3	4.7	4.7	9.5	11.0
Expected return on plan assets	(5.9)	(5.6)	(5.2)	(4.9)	(11.1)	(10.5)
Net amortization (b)	1.6	4.3	0.8	0.5	2.4	4.8
Net periodic cost	$4.7	$10.0	$3.7	$3.1	$8.4	$13.1

(a)
Domestic pension costs are lower in the three and six months ended June 28, 2013 as compared to the corresponding periods in the prior year as a result of the plan amendment to our U.S. defined benefit plan which was completed in the fourth quarter of 2012.

(b)	Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2013	December 28, 2012
	(Unaudited)
Assets:
Current assets	$2,355.2	$2,449.3
Property, equipment and capital leases, net	114.3	108.7
Goodwill	342.8	342.0
Other assets	167.9	201.5
Subordinated notes receivable from parent	—	5.0
	$2,980.2	$3,106.5
Liabilities and Stockholder’s Equity:
Current liabilities	$924.8	$963.1
Subordinated notes payable to parent	7.5	—
Long-term debt	861.4	700.8
Other liabilities	145.2	168.6
Stockholder’s equity	1,041.3	1,274.0
	$2,980.2	$3,106.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$1,579.5	$1,577.0	$3,070.4	$3,099.7
Operating income	$87.0	$91.1	$169.4	$179.1
Income from continuing operations before income taxes	$71.4	$75.7	$140.6	$153.5
Net income (loss) from discontinued operations	$0.2	$(0.1)	$0.1	$(0.4)
Net income	$45.3	$47.7	$90.2	$106.9
Comprehensive income	$33.1	$28.0	$69.8	$106.7

NOTE 6. RESTRUCTURING CHARGE
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. At June 28, 2013, the majority of the remaining unpaid restructuring charge of $5.3 million is expected to be paid by the end of fiscal 2013.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to liabilities associated with restructuring and employee severance (in millions):

	Restructuring Charge
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2012	$6.7	$2.4	$9.1
Payments and other	(3.0)	(0.8)	(3.8)
Balance at June 28, 2013	$3.7	$1.6	$5.3

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
NOTE 7. STOCKHOLDERS’ EQUITY
At the end of the second quarter of 2013, there were approximately 2.0 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the first quarter of 2013, we granted 167,540 stock units to employees with a weighted-average grant-date fair value of $11.5 million. During the three and six months ended June 28, 2013, we granted directors 6,767 and 14,074 stock units, respectively, with a weighted-average grant-date fair value of $0.5 million and $1.0 million, respectively. We granted 56,003 stock options to employees during the first quarter of 2013 that had a grant-date fair value of $1.6 million. The fair value of the stock options granted during the six months ended June 28, 2013 was estimated using the Black-Scholes option pricing model with the following assumptions and resulting value:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Life	Exercise Price	Resulting Black-Scholes Value
42.0%	1.1%	—%	6.12 years	$68.64	$28.57

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LEGAL CONTINGENCIES
In May 2009, Raytheon Co. filed for arbitration against one of our subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against us in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain amounts of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, we recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of our sale of our Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by us and were not reclassified to assets and liabilities of discontinued operations. In June 2011, we filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied our motion and confirmed the arbitration award in full. During the fourth quarter of 2011, we recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, we appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, in February 2012, we posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posted a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, we tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. As a result of this agreement, we reduced the accrued interest by $1.1 million in the third quarter of 2012 which was recorded within income (loss) from discontinued operations. In February 2013, the court approved a reduction in the amount of the bond to $1.5 million as stipulated by the parties. On April 18, 2013, the Arizona Court of Appeals upheld the Maricopa County Superior Court judgment confirming the arbitration award to Raytheon, but lowered the post-judgment interest on the award from 10% to 4.25% per annum to reflect the proper statutory rate in effect at the time of the trial court's judgment. The court further awarded Raytheon its attorneys' fees and expenses incurred in connection with the appeal. The final resolution of this matter did not have a material impact on our Condensed Consolidated Financial Statements in 2013 and all judgment amounts and related interest and expenses have been paid at the end of the second quarter of 2013.
In 2009, it came to our attention that certain employees in our U.S. Federal sales group engaged in entertainment of employees and contractors working on the procurement team for a government agency in excess of permissible limits set by applicable law and regulation. In October 2009, we voluntarily disclosed the matter to the government agency, and have fully cooperated with the government’s review of the matter over the last three years. In January 2012, we became aware of a qui tam lawsuit filed by a third-party “relator” against us in the U.S. District Court for the Eastern District of Virginia. The qui tam suit was filed by William Jones, as relator on behalf of the United States, against Anixter, American Systems Corporation (“ASC”), Corning Cabling Systems (“Corning”) and other defendants, and sought money damages, injunctive relief, civil penalties, attorneys’ fees and costs under the False Claims Act. In February 2013, Anixter, ASC and Corning reached a resolution in principle with the Department of Justice, Civil Division, to settle the qui tam complaint with no admission of liability. In March 2013, Anixter, ASC and Corning entered into a final settlement agreement, under which, collectively, the three companies are required to pay $3 million, plus interest at the annual rate of 2% from October 5, 2012, of which one-third, or $1.0 million, was paid by us. We were not suspended or debarred as a result of this investigation and continues to actively conduct business with the U.S. federal, state and local governments.
From time to time, in the ordinary course of business, we become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is our opinion, based on the advice of our counsel, that the ultimate disposition of those proceedings will not be material. As of June 28, 2013, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end-users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use our products as a component in their end product. In the fourth quarter of 2012, we reorganized our reportable segments from geography to end market to reflect the new operating structure and management of these global businesses. Historical results reflecting the new business segments for previously reported periods are shown below.
We have identified Enterprise Cabling and Security Solutions (“ECS”), Electrical and Electronic Wire and Cable (“W&C”) and OEM Supply as reportable segments. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three months ended June 28, 2013 and June 29, 2012 are as follows (in millions):

Second Quarter of 2013	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$813.8	$530.6	$235.1	$—	$1,579.5
Operating income	42.0	38.1	5.7	—	85.8
Depreciation	2.9	1.7	0.9	—	5.5
Amortization of intangibles	0.2	1.7	0.4	—	2.3
Capital expenditures	0.6	0.2	0.6	7.4	8.8

Second Quarter of 2012	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$820.5	$516.0	$240.5	$—	$1,577.0
Operating income	39.6	43.4	6.9	—	89.9
Depreciation	2.7	1.5	1.4	—	5.6
Amortization of intangibles	0.2	0.6	1.8	—	2.6
Capital expenditures	1.0	0.2	0.9	6.5	8.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the six months ended June 28, 2013 and June 29, 2012 are as follows (in millions):

Six Months of 2013	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$1,558.9	$1,048.4	$463.1	$—	$3,070.4
Operating income	76.8	79.4	10.6	—	166.8
Depreciation	5.8	3.6	1.7	—	11.1
Amortization of intangibles	0.4	3.1	0.7	—	4.2
Total assets	1,239.8	969.6	452.4	306.8	2,968.6
Capital expenditures	1.4	0.4	1.9	14.2	17.9

Six Months of 2012	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$1,599.3	$1,000.7	$499.7	$—	$3,099.7
Operating income	77.8	83.2	15.6	—	176.6
Depreciation	5.3	3.0	2.8	—	11.1
Amortization of intangibles	0.4	1.2	3.7	—	5.3
Total assets (a)	1,272.4	997.9	461.6	357.7	3,089.6
Capital expenditures	2.8	0.6	2.8	12.4	18.6

(a)	Total assets for 2012 are as of December 28, 2012.

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the six months ended June 28, 2013 (in millions):

	Reportable Segments
	ECS	W&C	OEM Supply	Total
Balance as of December 28, 2012	$164.1	$177.9	$—	$342.0
Acquisition related (a)	—	2.6	—	2.6
Foreign currency translation	(1.2)	(0.6)	—	(1.8)
Balance as of June 28, 2013	$162.9	$179.9	$—	$342.8

(a)
In the quarter ended June 28, 2013, we recorded an immaterial reclassification adjustment between intangible assets and goodwill related to the purchase price allocation related to the acquisition of Jorvex, S.A.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and six months ended June 28, 2013 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 28, 2012.
Second Quarter and Year-to-Date 2013 and 2012 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$1,579.5	$1,577.0	$3,070.4	$3,099.7
Gross profit	356.1	357.9	694.3	707.1
Operating expenses	270.3	268.0	527.5	530.5
Operating income	85.8	89.9	166.8	176.6
Other expense:
Interest expense	(11.3)	(14.8)	(24.9)	(26.9)
Other, net	(4.0)	(5.5)	(5.9)	(8.6)
Income from continuing operations before income taxes	70.5	69.6	136.0	141.1
Income tax expense	24.6	25.6	47.5	41.5
Net income from continuing operations	45.9	44.0	88.5	99.6
Net income (loss) from discontinued operations	0.2	(0.1)	0.1	(0.4)
Net income	$46.1	$43.9	$88.6	$99.2
Diluted income per share:
Continuing operations	$1.39	$1.28	$2.66	$2.90
Discontinued operations	$0.01	$—	$0.01	$(0.01)
Net income	$1.40	$1.28	$2.67	$2.89
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and excluding acquisitions, foreign exchange effects and the impact of copper prices on a non-GAAP basis. We believe that by reporting organic growth which excludes the impact of acquisitions, foreign exchange effects and the impact of copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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
At the end of the second quarter of 2012, we acquired all of the outstanding shares of Jorvex, S.A., an electrical wire and cable distributor based in Lima, Peru. As a result of this acquisition, sales were favorably affected in the three and six months ended June 28, 2013 as compared to the corresponding prior year periods by $26.6 million and $60.7 million, respectively.

ANIXTER INTERNATIONAL INC.

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
Executive Overview
While the second quarter of 2013 was challenging from a macro economic perspective, which is reflected in sales growth below our long-term goals, our ongoing implementation of strategic growth and profitability initiatives, along with a decrease in the number of shares of common stock outstanding as a result of share repurchases in the third quarter of 2012, enabled us to achieve 8.6% growth in diluted earnings per share from continuing operations and to report record second quarter sales of $530.6 million for the Electrical and Electronic Wire and Cable (“W&C”) segment. Highlights of the quarter included the following:

•	Record second quarter sales of $207.1 million in our Emerging Markets geography;

•	The 2012 mid-year acquisition of Jorvex, a Peruvian wire and cable distributor, added $26.6 million of sales for the quarter;

•	Sequential quarter operating margin improvement in Enterprise Cabling and Security Solutions ("ECS") and OEM Supply segments;

•	Second straight quarter of improved operating margin in our OEM Supply segment;

•	We generated $111.7 million of cash flow from operations in the first half of 2013;

•
The lower year-over-year operating income was primarily a result of weaker copper pricing and the timing of large projects in our W&C segment combined with lower manufacturing levels negatively impacting OEM Supply sales;

Our outlook for 2013 is for low single-digit organic sales growth for the full year. We continue to be well positioned to leverage our global supply chain platform through economic cycles. While global markets are difficult to predict, our strategic growth initiatives position us well to expand our leadership position within each of our segments. In this uncertain environment, we continue to manage expenses and working capital carefully, while pursuing strategic investments to expand our business. Finally, we believe that in challenging economic environments, our business model, which is based on helping our customers lower their supply chain costs and reduce execution risk, delivers the greatest value to our customers. We expect to grow through a combination of adding new products to our portfolio, developing a stronger presence in W&C and OEM Supply in countries where our current presence is large but limited primarily to the ECS end market, and selectively expanding our geographic presence.
The aggressive and disciplined actions taken in 2012 to manage and restructure our cost structure and to lower long-term pension costs are expected to favorably impact operating income by approximately $20 million in 2013. Coming off a year in which we faced ongoing uncertainty from the global macro environment, it is anticipated that some of the headwinds of 2012, most specifically the delays in enterprise spending and the investment in growth of the W&C business, may become tailwinds as we progress through 2013.
Net Sales

(In millions)	Three Months Ended				Six Months Ended
	ECS	W&C	OEM Supply	Total	ECS	W&C	OEM Supply	Total
Net sales, 2013	$813.8	$530.6	$235.1	$1,579.5	$1,558.9	$1,048.4	$463.1	$3,070.4
Net sales, 2012	820.5	516.0	240.5	1,577.0	1,599.3	1,000.7	499.7	3,099.7
$ Change	$(6.7)	$14.6	$(5.4)	$2.5	$(40.4)	$47.7	$(36.6)	$(29.3)
% Change	(0.8)%	2.8%	(2.3)%	0.2%	(2.5)%	4.8%	(7.3)%	(0.9)%
Less the % Impact of:
Foreign exchange	(0.1)%	(0.8)%	(0.3)%	(0.3)%	(0.1)%	(0.6)%	(0.3)%	(0.3)%
Copper pricing	—	(1.7)	—	(0.6)	—	(1.4)	—	(0.5)
Acquisition of Jorvex	—	5.1	—	1.7	—	6.1	—	2.0
Organic*	(0.7)%	0.2%	(2.0)%	(0.6)%	(2.4)%	0.7%	(7.1)%	(2.2)%

*	Amounts may not sum due to rounding

ANIXTER INTERNATIONAL INC.

ECS – The 0.8% decline in the second quarter was primarily caused by on-going macro-economic weakness in Europe and Emerging Markets, and the continuation of improving but slow growth trends in North America. Sales growth in the second quarter of 2013 would have been up 0.6% from the second quarter of 2012 excluding a large security solutions contract which concluded in the fourth quarter of 2012. Security sales in the second quarter of 2013 were up 2.9% from the second quarter of 2012, and would have been up 8.7% excluding the same contract conclusion impact. Sequentially, global sales were 9.2% higher than the first quarter of 2013, reflecting improved performance versus prior quarter in all regions. Year-to-date sales were down 2.4% organically from the prior six month period.
W&C – This segment achieved record second quarter sales of $530.6 million, up 2.8% from the prior year period. Excluding the 5.1% favorable impact from the acquisition of Jorvex, the 1.7% unfavorable impact from a decline in the average price of copper, and the 0.8% unfavorable impact from foreign exchange, organic sales increased by 0.2%. Europe and Emerging Markets achieved record second quarter sales, reflecting strength from our growth initiatives in the Middle East and the acquisition of Jorvex in Latin America. Overall, sales in the W&C segment were impacted by lower copper prices and a decrease in the number of large projects versus the prior year quarter, slowing the year-over-year growth rate compared to recent quarters. Sequentially, global sales were up 2.5% compared to the first quarter of 2013 and year-to-date sales were up 0.7% organically from the prior six month period.
OEM Supply – Sales of $235.1 million declined by 2.3% from the prior year quarter reflecting a year-over-year decline in heavy truck production levels in North America which began mid-year 2012, partially offset by an increase in sales in Europe and Emerging Markets primarily due to slightly improved production levels in certain customer verticals. Excluding the 0.3% unfavorable impact of foreign exchange, organic sales declined by 2.0%. Sequentially, sales and operating margin improved by 3.1% and 30 basis points, respectively, driven by a general increase in OEM manufacturing activity including an increase in heavy truck production levels in North America. Year-to-date sales were down 7.1% organically from the prior six month period.

Gross Margin
Gross margin decreased in the second quarter of 2013 to 22.5% as compared to 22.7% in the prior year quarter. On a year-to-date basis, gross margin decreased in the first half of 2013 to 22.6% as compared to 22.8% in the prior year period. The lower margin in the second quarter of 2013 versus the prior year quarter was driven by lower gross margin in W&C and OEM Supply, partially offset by higher gross margin in ECS. The ECS gross margin increase was due to sales mix. An unfavorable product and country mix as well as a sharp drop in copper prices resulted in lower gross margin in the W&C segment. OEM Supply gross margin declined due to customer mix. The lower margin in the first half of 2013 versus the prior year period was driven by similar factors.
Operating Expenses
Operating expenses increased from $268.0 million in the second quarter of 2012 to $270.3 million in the second quarter of 2013. On a year-to-date basis, operating expenses decreased from $530.5 million in the first half of 2012 to $527.5 million in the first half of 2013. Operating expenses for the second quarter and first half of 2013 include an incremental $4.7 million and $9.1 million, respectively, related to the addition of the Jorvex business acquired at the end of the second quarter of 2012, while changes in foreign exchange rates decreased operating expenses by $0.9 million and $1.2 million, respectively, as compared to the prior year periods. Excluding these items, operating expenses decreased $1.5 million, or 0.5%, from the prior year quarter, and $10.9 million, or 2.1%, from the first half of 2012 as a result of effective cost control as well as savings from the pension and restructuring actions taken in the fourth quarter of 2012.

ANIXTER INTERNATIONAL INC.

Operating Income

(In millions)	Three Months Ended				Six Months Ended
	ECS	W&C	OEM Supply	Total	ECS	W&C	OEM Supply	Total
Operating income, 2013	$42.0	$38.1	$5.7	$85.8	$76.8	$79.4	$10.6	$166.8
Operating income, 2012	39.6	43.4	6.9	89.9	77.8	83.2	15.6	176.6
$ Change	$2.4	$(5.3)	$(1.2)	$(4.1)	$(1.0)	$(3.8)	$(5.0)	$(9.8)
% Change	5.8%	(12.3)%	(16.7)%	(4.6)%	(1.2)%	(4.6)%	(32.1)%	(5.5)%
ECS – Operating margin was 5.2% in the second quarter of 2013 compared to 4.8% in the prior year quarter. On a year-to-date basis, operating margin was 4.9% in the first half of 2013 compared to 4.9% in the first half of 2012. The year-over-year increase in the second quarter reflects strong performance in the North America and Europe geographies. This segment has also experienced what we believe to be a temporary slowdown in the higher margin data center market and pricing pressure in some geographies.
W&C – Operating margin was 7.2% in the second quarter of 2013 compared to 8.4% in the second quarter of 2012. On a year-to-date basis, operating margin was 7.6% in the first half of 2013 compared to 8.3% in the first half of 2012. The decrease is largely a result of weaker geographic and product mix along with negative cost leverage due to lower copper pricing.
OEM Supply – Operating margin was 2.4% in the second quarter of 2013 compared to 2.9% in the second quarter of 2012. On a year-to-date basis, operating margin was 2.3% in the first half of 2013 compared to 3.1% in the first half of 2012. The weakness in this segment was a result of lower production levels in the heavy truck market in the U.S. as well as our significant exposure to manufacturing in the European region which accounts for nearly 50% of the OEM Supply business.

Interest Expense and Other
Interest expense was $11.3 million and $14.8 million in the second quarter of 2013 and 2012, respectively, and $24.9 million and $26.9 million in the first half of 2013 and 2012, respectively. Our average cost of debt was 4.9% and 6.2% in the second quarter of 2013 and 2012, respectively. The decrease in interest expense and average cost of debt is driven by the retirement of convertible debt in the first quarter of 2013 and the change in the mix of lower-cost borrowings used quarter-over-quarter. In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. We believe that the new official rate of 6.30 bolivars to one U.S. dollar will be the rate that will be available to use in the event we repatriate cash from Venezuela. As a result, we recorded a foreign exchange loss of $1.1 million in the first quarter of 2013. Also, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Latin America where there are few cost-effective means of hedging, we recorded a foreign exchange loss of $2.9 million in the second quarter of 2013 and $4.6 million in the second quarter of 2012. The first half of 2012 includes a charge for interest and penalties of $1.7 million for tax liabilities related to prior years. The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded losses on the cash surrender value of $0.8 million and $0.5 million in the second quarter of 2013 and 2012, respectively.
Income Taxes
The income tax provision on continuing operations in the second quarter of 2013 was $24.6 million compared to $25.6 million in the prior year quarter. Our effective tax rate in the second quarter of 2013 was 34.9% compared to 36.7% in the prior year quarter. The change in the effective tax rate is due to the change in the country mix of income. The income tax provision for the six months ended June 28, 2013 was $47.5 million compared to $41.5 million in the corresponding period of last year. Our effective tax rate for the six months ended June 28, 2013 was 34.9% as compared to 29.4% in the prior year period. During the first quarter of 2012, we recorded a benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Excluding the impact of tax benefit as well as the impact of the charge for interest and penalties for the first quarter of 2012 described above, the adjusted tax rate for the first half of 2012 was 36.3%. When comparing the effective tax rate for the six months ended June 28, 2013 to the adjusted tax rate from the prior year, the change in the effective tax rate is due to the change in the country mix of income.

ANIXTER INTERNATIONAL INC.

Net Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations – Non-GAAP	$45.9	$44.0	$88.5	$91.0
Items impacting net income from continuing operations	$—	$—	$—	$8.6
Net income from continuing operations - GAAP	$45.9	$44.0	$88.5	$99.6

Dilutive EPS – Non-GAAP	$1.39	$1.28	$2.66	$2.65
Dilutive EPS impact of these items	$—	$—	$—	$0.25
Diluted EPS – GAAP	$1.39	$1.28	$2.66	$2.90
In the first half of 2012, we recorded a charge for interest and penalties associated with prior year tax liabilities of $1.7 million which is included in "Other, net" ($1.1 million net of tax, or $0.03 per diluted share) and a tax benefit of $9.7 million which is included in "Income tax expense" ($0.28 per diluted share). Combined, these items increased net income from continuing operations by a net amount of $8.6 million ($0.25 per diluted share). Excluding these items, net income from continuing operations in the first half of 2012 would have been $91.0 million, or $2.65 per diluted share, which compares to $88.5 million, or $2.66 per diluted share in the first half of 2013.
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
Net cash provided by operations was $111.7 million in the first half of 2013 which compares to $59.2 million in the prior year period. The increase in cash flow provided by operations was due to working capital improvement initiatives combined with a slower rate of growth in our sales period over period.
Net cash used in investing activities, consisting of capital expenditures, was $17.9 million in the first half of 2013 which was down from the prior year period capital expenditures of $18.6 million. The prior year period net cash used in investing activities also included a $56.2 million cash outflow for the acquisition of Jorvex. Capital expenditures are expected to be approximately $40 million to $45 million in 2013 as we continue to invest in warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash used in financing activities was $125.8 million in the first half of 2013 compared to net cash provided by financing activities of $61.5 million in the first half of 2012. During the first half of 2013, our Convertible Notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Convertible Notes in cash. Available borrowings under our accounts receivable securitization facility and long-term revolving credit facility were used to retire the par value of the notes.

ANIXTER INTERNATIONAL INC.

Liquidity and Capital Resources
We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on the current economic environment as well as additional acquisition opportunities when they become available. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
At the end of the second quarter of 2013, we had approximately $403.5 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $235.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $468.5 million of available borrowings at the end of the second quarter of 2013. With a quarter-end cash balance of $57.4 million along with available committed credit facilities, we will continue to evaluate the optimal use of these funds. Our debt-to-total capitalization was 45.1% and 50.3% at June 28, 2013 and December 28, 2012, respectively.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of June 28, 2013, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding our credit arrangements, see Note 3. “Debt” in the Notes to the Condensed Consolidated Financial Statements.
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

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 28, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2013. There was no change in our internal control over financial reporting that occurred during the three months ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2013 and June 29, 2012, (ii) the Condensed Consolidated Balance Sheets at June 28, 2013 and December 28, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2013 and June 29, 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 28, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 23, 2013	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

July 23, 2013	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer