Form 10-Q
period 2013-09-27
ANIXTER INTERNATIONAL INC
filed 2013-10-22
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 15, 2013, 32,540,874 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$1,557.6	$1,609.0	$4,628.0	$4,708.7
Cost of goods sold	1,200.6	1,250.3	3,576.7	3,642.9
Gross profit	357.0	358.7	1,051.3	1,065.8
Operating expenses	264.6	264.2	792.1	794.7
Impairment of goodwill and long-lived assets	—	27.2	—	27.2
Operating income	92.4	67.3	259.2	243.9
Other expense:
Interest expense	(11.3)	(16.6)	(36.2)	(43.5)
Other, net	(1.7)	(3.2)	(7.6)	(11.8)
Income from continuing operations before income taxes	79.4	47.5	215.4	188.6
Income tax expense	25.7	27.7	73.2	69.2
Net income from continuing operations	53.7	19.8	142.2	119.4
Net income from discontinued operations	0.1	0.7	0.2	0.3
Net income	$53.8	$20.5	$142.4	$119.7
Income per share:
Basic:
Continuing operations	$1.64	$0.60	$4.34	$3.59
Discontinued operations	$—	$0.02	$0.01	$0.01
Net income	$1.64	$0.62	$4.35	$3.60
Diluted:
Continuing operations	$1.62	$0.59	$4.28	$3.51
Discontinued operations	$—	$0.02	$0.01	$0.01
Net income	$1.62	$0.61	$4.29	$3.52
Basic weighted-average common shares outstanding	32.8	33.0	32.8	33.3
Effect of dilutive securities:
Stock options and units	0.3	0.3	0.2	0.3
Convertible notes due 2013	—	0.2	0.2	0.4
Diluted weighted-average common shares outstanding	33.1	33.5	33.2	34.0
Comprehensive income	$65.8	$47.3	$134.0	$146.3
Dividend declared per common share	$—	$—	$—	$4.50

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 27, 2013	December 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81.9	$89.4
Accounts receivable (Includes $537.8 and $527.2 at September 27, 2013 and December 28, 2012, respectively, associated with securitization facility)	1,255.2	1,225.5
Inventories	986.9	1,060.9
Deferred income taxes	32.8	40.7
Other current assets	29.1	33.6
Total current assets	2,385.9	2,450.1
Property and equipment, at cost	331.1	314.4
Accumulated depreciation	(227.6)	(218.5)
Net property and equipment	103.5	95.9
Goodwill	343.1	342.0
Other assets	166.6	201.6
Total assets	$2,999.1	$3,089.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712.1	$716.9
Accrued expenses	220.2	249.5
Short-term debt	6.2	0.9
Total current liabilities	938.5	967.3
Long-term debt (Includes $215.0 and $82.0 at September 27, 2013 and December 28, 2012, respectively, associated with securitization facility)	815.5	982.2
Other liabilities	146.1	170.2
Total liabilities	1,900.1	2,119.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 32,832,808 and 32,537,986 shares issued and outstanding at September 27, 2013 and December 28, 2012, respectively	32.8	32.5
Capital surplus	213.2	218.6
Retained earnings	913.2	770.6
Accumulated other comprehensive loss:
Foreign currency translation	6.0	15.4
Unrecognized pension liability, net	(66.3)	(67.4)
Unrealized gain on derivatives, net	0.1	0.2
Total accumulated other comprehensive loss	(60.2)	(51.8)
Total stockholders’ equity	1,099.0	969.9
Total liabilities and stockholders’ equity	$2,999.1	$3,089.6

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(in millions)
Operating activities:
Net income	$142.4	$119.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.5	16.4
Stock-based compensation	10.1	11.6
Deferred income taxes	9.7	0.8
Amortization of intangible assets	6.1	7.8
Accretion of debt discount	2.6	13.4
Amortization of deferred financing costs	2.0	2.2
Excess income tax benefit from employee stock plans	(1.5)	(3.1)
Impairment of goodwill and long-lived assets	—	27.2
Changes in current assets and liabilities, net	2.3	(72.0)
Other, net	1.4	1.9
Net cash provided by operating activities	191.6	125.9
Investing activities:
Capital expenditures, net	(23.9)	(26.5)
Acquisition of business, net of cash acquired	—	(55.8)
Net cash used in investing activities	(23.9)	(82.3)
Financing activities:
Proceeds from borrowings	445.3	446.4
Repayment of borrowings	(308.8)	(601.8)
Retirement of Notes due 2013	(300.0)	—
Payments for repurchase of warrants	(19.2)	—
Proceeds from stock options exercised	7.5	2.5
Excess income tax benefit from employee stock plans	1.5	3.1
Proceeds from issuance of Notes due 2019	—	350.0
Payment of special cash dividend	—	(150.6)
Purchases of common stock for treasury	—	(56.6)
Deferred financing costs	—	(7.6)
Other	(1.5)	1.5
Net cash used in financing activities	(175.2)	(13.1)
(Decrease) increase in cash and cash equivalents	(7.5)	30.5
Cash and cash equivalents at beginning of period	89.4	106.1
Cash and cash equivalents at end of period	$81.9	$136.6

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
We also accumulate items in AOCI for prior service costs and actuarial gains/losses related to our defined benefit obligations (see Note 4. "Pension Plans") as well as an immaterial interest rate lock, which was designated as a cash flow hedge in connection with a debt offering completed in 2005. The amounts related to these items reclassified into net income were immaterial in all periods presented.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.
Foreign currency transactions: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the foreign exchange activity (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Remeasurement of multicurrency balances	$(1.4)	$—	$(12.8)	$(12.1)
Venezuelan devaluation	—	—	(1.1)	—
Revaluation of foreign currency forward contracts	(0.1)	(2.7)	8.8	4.2
Hedge costs	(1.0)	(0.8)	(2.1)	(2.4)
Total foreign exchange loss	$(2.5)	$(3.5)	$(7.2)	$(10.3)
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 27, 2013 and December 28, 2012, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 27, 2013 and December 28, 2012, the notional amount of the foreign currency forward contracts outstanding was approximately $153.4 million and $346.9 million, respectively. The fair value of our foreign currency forward contracts was not significant at September 27, 2013.

NOTE 2. INCOME TAXES
The income tax provision on continuing operations for the third quarter of 2013 was $25.7 million compared to $27.7 million in the corresponding period of last year. Our effective tax rate for the third quarter of 2013 was 32.4% as compared to 58.4% in the prior year period. The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). Also, due to the change in the country level mix and full year forecast of earnings, the third quarter of 2013 tax expense includes $1.4 million of additional expense as we are forecasting an effective tax rate of 36.0% for the full year, excluding the aforementioned net benefits. The prior year third quarter includes a net tax benefit of $1.0 million associated with the $27.2 million impairment charge in Europe as described in Note 7. "Impairment of Goodwill and Long-lived Assets" along with a $1.2 million inventory charge in Europe. Due to the change in the country level mix of earnings, the third quarter of 2012 tax expense includes $0.8 million of additional expense as we were forecasting an effective tax rate of 36.8% for the full year, excluding the aforementioned impairment and inventory charges.
The income tax provision for the nine months ended September 27, 2013 was $73.2 million compared to $69.2 million in the corresponding period of last year. Our effective tax rate for the nine months ended September 27, 2013 was 34.0% (effective tax rate of 36.0% excluding the aforementioned net benefits recorded in the third quarter of 2013) as compared to 36.7% in the prior year period. In the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Excluding this benefit, the impact of the third quarter charge described in Note 7. "Impairment of Goodwill and Long-lived Assets," as well as the impact of a charge for interest and penalties of $1.7 million for tax liabilities related to prior years which is included in "Other, net" ($1.1 million, net of tax) for the first quarter of 2012, the effective tax rate for the nine months ended September 28, 2012 was 36.8%. When comparing the effective tax rate of 36.0% for the nine months ended September 27, 2013 to the effective tax rate from the prior year, the change in the tax rate is due to the change in the country mix and full year forecast of earnings.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. DEBT
Debt is summarized below:

	September 27, 2013	December 28, 2012
	(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Accounts receivable securitization facility	215.0	82.0
Senior notes due 2015	200.0	200.0
Senior notes due 2014	32.0	31.6
Revolving lines of credit and other	18.5	20.8
Convertible senior notes due 2013	—	297.8
Total long-term debt	815.5	982.2
Short-term debt	6.2	0.9
Total debt	$821.7	$983.1
At September 27, 2013, our total carrying value and estimated fair value of debt outstanding was $821.7 million and $848.0 million, respectively. This compares to a carrying value and estimated fair value at December 28, 2012 of $983.1 million and $1,065.0 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 5.1% and 6.3% for the three months ended September 27, 2013 and September 28, 2012, respectively, and 5.3% and 6.0% for the nine months then ended, respectively. At December 28, 2012, our convertible senior notes due in February 2013 (“Convertible Notes”) were classified as long-term as we had the intent and ability to refinance such Convertible Notes under existing long-term financing agreements.
In the first quarter of 2013, our Convertible Notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. At the time of issuance of the Convertible Notes, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the Convertible Notes at maturity. Available borrowings under our accounts receivable securitization facility and long-term credit facility were used to retire the Convertible Notes.
At issuance of the Convertible Notes, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of September 27, 2013 and December 28, 2012, $537.8 million and $527.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

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
Non-union domestic employees hired on or after June 1, 2004 earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Beginning January 1, 2011, active participants with 3 years of service became fully vested in their hypothetical personal retirement account (previously, participants vested after 5 years of service). Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account in the Domestic Plan and is based on the ten year Treasury note rate as of the last business day of December. Effective as of December 31, 2013, benefits under the Anixter Inc. Pension Plan provided to employees hired before June 1, 2004 will be frozen and these employees will be covered under the personal retirement account pension formula described above for non-union domestic employees hired on or after June 1, 2004.
Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic (a)		Foreign		Total
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$2.2	$2.6	$1.6	$1.4	$3.8	$4.0
Interest cost	2.3	3.1	2.3	2.3	4.6	5.4
Expected return on plan assets	(2.9)	(2.8)	(2.6)	(2.4)	(5.5)	(5.2)
Net amortization (b)	0.7	2.1	0.4	0.2	1.1	2.3
Net periodic cost	$2.3	$5.0	$1.7	$1.5	$4.0	$6.5

	Nine Months Ended
	Domestic (a)		Foreign		Total
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$6.4	$7.6	$5.0	$4.2	$11.4	$11.8
Interest cost	7.1	9.4	7.0	7.0	14.1	16.4
Expected return on plan assets	(8.8)	(8.4)	(7.8)	(7.3)	(16.6)	(15.7)
Net amortization (b)	2.3	6.4	1.2	0.7	3.5	7.1
Net periodic cost	$7.0	$15.0	$5.4	$4.6	$12.4	$19.6

(a)
Domestic pension costs are lower in the three and nine months ended September 27, 2013 as compared to the corresponding periods in the prior year as a result of the plan amendment to our U.S. defined benefit plan which was completed in the fourth quarter of 2012.

(b)	Reclassified into operating expenses from AOCI.

In our Form 10-K for the year ended December 28, 2012, we estimated contributions to our Domestic Plans of approximately $11.0 million in 2013. As there are no current funding requirements, and as all contributions are discretionary, we estimate that our contributions in 2013 will be $6.1 million for our Domestic Plans.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2013	December 28, 2012
	(Unaudited)
Assets:
Current assets	$2,385.5	$2,449.3
Property, equipment and capital leases, net	115.5	108.7
Goodwill	343.1	342.0
Other assets	166.5	201.5
Subordinated notes receivable from parent	—	5.0
	$3,010.6	$3,106.5
Liabilities and Stockholder’s Equity:
Current liabilities	$941.7	$963.1
Subordinated notes payable to parent	1.5	—
Long-term debt	831.0	700.8
Other liabilities	145.6	168.6
Stockholder’s equity	1,090.8	1,274.0
	$3,010.6	$3,106.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$1,557.6	$1,609.0	$4,628.0	$4,708.7
Operating income	$93.9	$68.8	$263.3	$247.9
Income from continuing operations before income taxes	$80.7	$53.9	$221.3	$207.4
Net income from discontinued operations	$0.1	$0.7	$0.2	$0.3
Net income	$50.3	$24.4	$140.5	$131.3
Comprehensive income	$62.3	$51.2	$132.1	$157.9

NOTE 6. RESTRUCTURING CHARGE
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. At September 27, 2013, the majority of the remaining unpaid restructuring charge recorded during 2012 of $4.1 million is expected to be paid within one year.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to liabilities associated with restructuring and employee severance (in millions):

	Restructuring Charge
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2012	$6.7	$2.4	$9.1
Payments and other	(3.7)	(1.3)	(5.0)
Balance at September 27, 2013	$3.0	$1.1	$4.1

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.

NOTE 7. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

We perform our annual goodwill impairment analysis during the third quarter of each fiscal year. Based on the analysis performed during the third quarter of 2012, we recorded a non-cash impairment charge to goodwill and long-lived assets of $27.2 million with respect to our former Europe reporting unit. For a number of years and through the end of the third quarter of 2012, our reporting segments were consistent with our operating segments of North America, Europe, Latin America and Asia Pacific. In the fourth quarter of 2012, we reorganized our business segments from geography to end market to reflect the realigned segment reporting structure. In connection with this change and in accordance with the provisions of ASC 350 regarding Goodwill and Intangible Assets, we were required to reassign the carrying amount of goodwill to our new reporting units based on the relative fair value of each segment as of the effective date of our change in segment reporting in the fourth quarter of 2012. For further information regarding our reportable segments, see Note 10. "Business Segments."

During the third quarter of 2013, we performed a qualitative assessment of our goodwill based upon the guidance issued by the FASB in September 2011, and determined that it is more likely than not that the fair value of our goodwill is fully recoverable.
NOTE 8. STOCKHOLDERS' EQUITY
At the end of the third quarter of 2013, there were approximately 2.0 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the first quarter of 2013, we granted 167,540 stock units to employees with a weighted-average grant-date fair value of $11.5 million. During the three and nine months ended September 27, 2013, we granted directors 6,007 and 20,081 stock units, respectively, with a weighted-average grant-date fair value of $0.5 million and $1.5 million, respectively. We granted 56,003 stock options to employees during the first quarter of 2013 that had a grant-date fair value of $1.6 million which was estimated using the Black-Scholes option pricing model with the following assumptions and resulting value:

Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Life	Exercise Price	Resulting Black-Scholes Value
42.0%	1.1%	—%	6.12 years	$68.64	$28.57

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. LEGAL CONTINGENCIES
In May 2009, Raytheon Co. filed for arbitration against one of our subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against us in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain amounts of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, we recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of our sale of our Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in our Consolidated Statements of Comprehensive Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by us and were not reclassified to assets and liabilities of discontinued operations. In June 2011, we filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied our motion and confirmed the arbitration award in full. During the fourth quarter of 2011, we recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, we appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, in February 2012, we posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posted a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, we tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. As a result of this agreement, we reduced the accrued interest by $1.1 million in the third quarter of 2012 which was recorded within income (loss) from discontinued operations. In February 2013, the court approved a reduction in the amount of the bond to $1.5 million as stipulated by the parties. On April 18, 2013, the Arizona Court of Appeals upheld the Maricopa County Superior Court judgment confirming the arbitration award to Raytheon, but lowered the post-judgment interest on the award from 10% to 4.25% per annum to reflect the proper statutory rate in effect at the time of the trial court's judgment. The court further awarded Raytheon its attorneys' fees and expenses incurred in connection with the appeal. The final resolution of this matter did not have a material impact on our Condensed Consolidated Financial Statements in 2013 and all judgment amounts and related interest and expenses have been paid.
In 2009, it came to our attention that certain employees in our U.S. Federal sales group engaged in entertainment of employees and contractors working on the procurement team for a government agency in excess of permissible limits set by applicable law and regulation. In October 2009, we voluntarily disclosed the matter to the government agency, and have fully cooperated with the government’s review of the matter over the last three years. In January 2012, we became aware of a qui tam lawsuit filed by a third-party “relator” against us in the U.S. District Court for the Eastern District of Virginia. The qui tam suit was filed by William Jones, as relator on behalf of the United States, against Anixter, American Systems Corporation (“ASC”), Corning Cabling Systems (“Corning”) and other defendants, and sought money damages, injunctive relief, civil penalties, attorneys’ fees and costs under the False Claims Act. In February 2013, Anixter, ASC and Corning reached a resolution in principle with the Department of Justice, Civil Division, to settle the qui tam complaint with no admission of liability. In March 2013, Anixter, ASC and Corning entered into a final settlement agreement, under which, collectively, the three companies are required to pay $3 million, plus interest at the annual rate of 2% from October 5, 2012, of which one-third, or $1.0 million, was paid by us. We were not suspended or debarred as a result of this investigation and continue to actively conduct business with the U.S. federal, state and local governments.
From time to time, in the ordinary course of business, we become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is our opinion, based on the advice of our counsel, that the ultimate disposition of those proceedings will not be material. As of September 27, 2013, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, and OEM Supply fasteners and other small parts (“C” Class inventory components) from top suppliers to contractors and installers, and also to end-users including manufacturers, natural resources companies, utilities and original equipment manufacturers who use our products as a component in their end product. In the fourth quarter of 2012, we reorganized our reportable segments from geography to end market to reflect the new operating structure and management of these global businesses. Historical results reflecting the new reportable segments for previously reported periods are shown below.
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
Segment Financial Information
Segment information for the three months ended September 27, 2013 and September 28, 2012 are as follows (in millions):

Third Quarter of 2013	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$804.3	$528.6	$224.7	$—	$1,557.6
Operating income	42.5	41.5	8.4	—	92.4
Depreciation	2.7	1.7	1.0	—	5.4
Amortization of intangibles	0.2	1.4	0.3	—	1.9
Capital expenditures	0.5	0.3	1.0	4.2	6.0

Third Quarter of 2012	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$837.0	$566.4	$205.6	$—	$1,609.0
Operating income (loss)	46.9	48.1	(16.9)	(10.8)	67.3
Depreciation	2.7	1.7	0.9	—	5.3
Amortization of intangibles	0.2	1.4	0.9	—	2.5
Capital expenditures	0.4	0.3	1.6	5.6	7.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the nine months ended September 27, 2013 and September 28, 2012 are as follows (in millions):

Nine Months of 2013	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$2,363.2	$1,577.0	$687.8	$—	$4,628.0
Operating income	119.3	120.9	19.0	—	259.2
Depreciation	8.5	5.3	2.7	—	16.5
Amortization of intangibles	0.6	4.5	1.0	—	6.1
Total assets	1,248.5	973.9	450.1	326.6	2,999.1
Capital expenditures	1.9	0.7	2.9	18.4	23.9

Nine Months of 2012 (a)	ECS	W&C	OEM Supply	Corporate	Total
Net sales	$2,436.3	$1,567.1	$705.3	$—	$4,708.7
Operating income (loss)	124.7	131.3	(1.3)	(10.8)	243.9
Depreciation	8.0	4.7	3.7	—	16.4
Amortization of intangibles	0.6	2.6	4.6	—	7.8
Total assets	1,272.4	997.9	461.6	357.7	3,089.6
Capital expenditures	3.2	0.9	4.4	18.0	26.5

(a)	Total assets are as of December 28, 2012.

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the nine months ended September 27, 2013 (in millions):

	Reportable Segments
	ECS	W&C	OEM Supply	Total (b)
Balance as of December 28, 2012	$164.1	$177.9	$—	$342.0
Acquisition related (a)	—	2.6	—	2.6
Foreign currency translation	(1.1)	(0.4)	—	(1.5)
Balance at September 27, 2013	$163.0	$180.1	$—	$343.1

(a)	In the second quarter of 2013, we recorded an immaterial reclassification adjustment between intangible assets and goodwill related to the purchase price allocation for the acquisition of Jorvex, S.A.

(b)
In connection with our annual assessment of goodwill recoverability in the third quarter of 2012, we recorded a non-cash impairment charge to write-off goodwill of $10.8 million associated with the former European reporting segment. The write-off was reassigned to the Corporate segment during the fourth quarter of 2012. See Note 7. "Impairment of Goodwill and Long-lived Assets."

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and nine months ended September 27, 2013 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended December 28, 2012.
Executive Overview
Overall the third quarter was challenging, as we experienced an uneven recovery in global markets. Nevertheless, we are encouraged by the significant improvement in sales and profitability in our OEM Supply segment, sales growth in all three segments in Europe, and improving margin trends in all segments. Even in a slow growth environment we have demonstrated the discipline to manage through short term challenges while continuing to invest for long term growth.
Our ongoing implementation of strategic growth and profitability initiatives, along with a decrease in the number of shares of common stock outstanding as a result of share repurchases in the third quarter of 2012, enabled us to achieve 6.3% growth in diluted earnings per share from continuing operations, excluding a net $0.10 per share impact of current quarter benefits primarily related to closing prior tax years and related interest income and the negative impact of an increase in the annual tax rate, and a $0.84 per share impact of prior year impairment charges and an increase in the annual tax rate. Highlights of the quarter included the following:
•OEM Supply segment sales increased by 9.3% from the prior year;
•Sequential quarter operating margin improvement in all segments;
•Third straight quarter of improved operating margin in our OEM Supply segment;
•Generated $191.6 million of cash flow from operations in the nine months ended September 27, 2013.
While the pace of the recovery was slower than we had expected at the beginning of the quarter, we believe market conditions across our businesses are gradually improving. We experienced some delays in shipments across all of our businesses, resulting in some revenue that we expected to realize in the third quarter shifted into the fourth quarter and early 2014. As a result, we now expect to deliver fourth quarter organic sales growth in the low single digit range, which will result in relatively flat sales performance for the full year. We have taken aggressive measures to ensure our cost structure is aligned with the current slow growth environment, while continuing to invest in our strategic growth initiatives, including security, industrial communication and control, in-building wireless and e-commerce. As companies continue their relentless focus to reduce costs, our business model, which is based on helping our customers lower their supply chain costs and reduce execution risk, is of even greater value. We are well positioned financially, operationally and strategically to capitalize on opportunities in our markets.

ANIXTER INTERNATIONAL INC.

Third Quarter and Year-to-Date 2013 and 2012 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$1,557.6	$1,609.0	$4,628.0	$4,708.7
Gross profit	357.0	358.7	1,051.3	1,065.8
Operating expenses	264.6	264.2	792.1	794.7
Impairment of goodwill and long-lived assets	—	27.2	—	27.2
Operating income	92.4	67.3	259.2	243.9
Other expense:
Interest expense	(11.3)	(16.6)	(36.2)	(43.5)
Other, net	(1.7)	(3.2)	(7.6)	(11.8)
Income from continuing operations before income taxes	79.4	47.5	215.4	188.6
Income tax expense	25.7	27.7	73.2	69.2
Net income from continuing operations	53.7	19.8	142.2	119.4
Net income from discontinued operations	0.1	0.7	0.2	0.3
Net income	$53.8	$20.5	$142.4	$119.7
Diluted income per share:
Continuing operations	$1.62	$0.59	$4.28	$3.51
Discontinued operations	$—	$0.02	$0.01	$0.01
Net income	$1.62	$0.61	$4.29	$3.52
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and excluding acquisitions, foreign exchange effects and the impact of copper prices on a non-GAAP basis. We believe that by reporting organic growth which excludes the impact of acquisitions, foreign exchange effects and the impact of copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax benefits, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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

ANIXTER INTERNATIONAL INC.

The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). Also, due to the change in the country level mix and full year forecast of earnings, the third quarter of 2013 tax expense includes $1.4 million of additional expense as we are forecasting an effective tax rate of 36.0% for the full year, excluding the aforementioned net benefits. In the third quarter of 2012, we recorded an impairment charge of $27.2 million and an inventory lower of cost or market adjustment of $1.2 million, resulting in a total non-cash charge of $28.4 million. Due to the change in the country mix and full year forecast of earnings, the third quarter of 2012 tax expense includes $0.8 million of additional expense to forecast an effective tax rate of 36.8% for the full year, excluding the impairment and inventory charge. In the first quarter of 2012, we recorded a charge for interest and penalties associated with prior year tax liabilities of $1.7 million which is included in "Other, net" ($1.1 million, net of tax) and a tax benefit of $9.7 million which is included in "Income tax expense".
The following summarizes the various items that favorably / (unfavorably) impact the comparability of the results for the three and nine months ended September 27, 2013 and September 28, 2012:

Items impacting comparability of results:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Items impacting operating income:
Impairment of goodwill and long-lived assets	$—	$(27.2)	$—	$(27.2)
Inventory lower of cost or market adjustment	—	(1.2)	—	(1.2)
Total of items impacting operating income	$—	$(28.4)	$—	$(28.4)
Items impacting other expenses:
Penalty and interest from prior year tax liabilities	0.7	—	0.7	(1.7)
Total of items impacting other expenses	$0.7	$—	$0.7	$(1.7)
Total of items impacting pre-tax income	$0.7	$(28.4)	$0.7	$(30.1)
Items impacting income taxes:
Impact of change in forecast on effective tax rate	(1.4)	(0.8)	—	—
Tax impact of these items impacting pre-tax income above	(0.2)	1.0	(0.2)	1.6
Reversal of deferred income tax valuation allowances/other	—	—	—	9.7
Tax benefits related to closing prior tax years	4.2	—	4.2	—
Total of items impacting income taxes	$2.6	$0.2	$4.0	$11.3
Net income impact of these items	$3.3	$(28.2)	$4.7	$(18.8)
Diluted EPS impact of these items	$0.10	$(0.84)	$0.14	$(0.57)

The items impacting operating income by segment are reflected in the table below (in millions). All other items impacted consolidated results only and were not allocated to segments.

Items impacting comparability of Operating Income by Segment:
	ECS	W&C	OEM Supply	Corporate (a)	Total
Items impacting operating income for three and nine months ended September 28, 2012.
2012 impairment of goodwill and long-lived assets	$(0.3)	$(0.1)	$(16.0)	$(10.8)	$(27.2)
2012 inventory of lower of cost or market adjustment	—	—	(1.2)	—	(1.2)
Total of items impacting operating income for the three and nine months ended September 28, 2012	$(0.3)	$(0.1)	$(17.2)	$(10.8)	$(28.4)
(a) Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter of 2012, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information see Note 7. "Impairment of Goodwill and Long-lived Assets."

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations – Non-GAAP	$50.4	$48.0	$137.5	$138.2
Items impacting net income from continuing operations	$3.3	$(28.2)	$4.7	$(18.8)
Net income from continuing operations - GAAP	$53.7	$19.8	$142.2	$119.4

Diluted EPS from continuing operations – Non-GAAP	$1.52	$1.43	$4.14	$4.08
Diluted EPS impact of these items	$0.10	$(0.84)	$0.14	$(0.57)
Diluted EPS from continuing operations – GAAP	$1.62	$0.59	$4.28	$3.51
Net Sales

(In millions)	Three Months Ended				Nine Months Ended
	ECS	W&C	OEM Supply	Total	ECS	W&C	OEM Supply	Total
Net sales, 2013	$804.3	$528.6	$224.7	$1,557.6	$2,363.2	$1,577.0	$687.8	$4,628.0
Net sales, 2012	837.0	566.4	205.6	1,609.0	2,436.3	1,567.1	705.3	4,708.7
$ Change	$(32.7)	$(37.8)	$19.1	$(51.4)	$(73.1)	$9.9	$(17.5)	$(80.7)
% Change	(3.9)%	(6.7)%	9.3%	(3.2)%	(3.0)%	0.6%	(2.5)%	(1.7)%
Less the % Impact of:
Foreign exchange	(0.3)%	(0.9)%	0.8%	(0.4)%	(0.2)%	(0.7)%	0.1%	(0.3)%
Copper pricing	—	(1.8)	—	(0.6)	—	(1.5)	—	(0.5)
Acquisition of Jorvex	—	—	—	—	—	3.9	—	1.3
Organic*	(3.6)%	(4.1)%	8.5%	(2.2)%	(2.8)%	(1.0)%	(2.5)%	(2.2)%

*	Amounts may not sum due to rounding
ECS – The 3.9% decline in the third quarter was primarily caused by the slowing of our Canada market, the impact of the conclusion of a large security solutions contract in the fourth quarter of 2012 and on-going macro-economic weakness in the Emerging Markets region. Sales growth in the third quarter of 2013 would have been down 2.9% from the third quarter of 2012 excluding a large security solutions contract which concluded in the fourth quarter of 2012. Security sales in the third quarter of 2013 were up 2.7% from the third quarter of 2012, and would have been up 7.3% excluding the same contract conclusion impact. Sequentially, global sales were 1.2% lower than the second quarter of 2013 due to weakness in our North America and Emerging Markets markets, partially offset by the improved performance of the Europe markets. Year-to-date sales were down 2.8% organically from the prior nine month period.
W&C – This segment achieved third quarter sales of $528.6 million, a 6.7% decrease from the prior year period, caused by the slowing of our Canada and Latin America markets, which resulted from a decrease in the number of large projects, and the negative impact of an 8% decline in copper pricing. Excluding the $9.5 million unfavorable impact from a $0.29 decline in the average price of copper, and the $5.2 million unfavorable impact from foreign exchange, organic sales decreased by 4.1%. At the end of the second quarter of 2012, we acquired all of the outstanding shares of Jorvex, S.A., an electrical wire and cable distributor based in Lima, Peru. As a result of this acquisition, sales were favorably affected in the nine months ended September 27, 2013 as compared to the corresponding prior year period by $60.7 million. Sequentially, global sales were flat versus the second quarter of 2013, reflecting the slowdown in Canada and the delay of several large projects, and year-to-date sales were down 1.0% organically from the prior nine month period.
OEM Supply – Sales of $224.7 million increased by 9.3% from the prior year quarter, reflecting the ramp up of a new contract in Europe and an improvement in North America heavy truck production levels versus the downturn in the prior year quarter. On a sequential basis, sales declined 4.4% driven by the typical seasonality in OEM manufacturing activity due to seasonal shutdowns. Year-to-date sales were down 2.5% organically from the prior nine month period.

ANIXTER INTERNATIONAL INC.

Gross Margin
Gross margin increased in the third quarter of 2013 to 22.9% as compared to 22.3% in the prior year quarter. On a year-to-date basis, gross margin increased in the nine months ended September 27, 2013 to 22.7% as compared to 22.6% in the prior year period. Excluding the inventory lower of cost or market adjustment recorded in the third quarter of 2012, gross margin was 22.4% and 22.7% in the three and nine months ended September 28, 2012, respectively. The year-over-year increase in gross margin in the three month period reflects margin increases in all three segments, driven by strong margin performance in our North American ECS business, the result of our continued focus on margin realization.
Operating Expenses
Operating expenses increased from $264.2 million in the third quarter of 2012 to $264.6 million in the third quarter of 2013. On a year-to-date basis, operating expenses decreased from $794.7 million in the nine months ended September 28, 2012 to $792.1 million in the nine months ended September 27, 2013. Operating expenses for the nine months ended September 27, 2013 include an incremental $9.1 million related to the addition of the Jorvex business acquired at the end of the second quarter of 2012, while changes in foreign exchange rates decreased operating expenses by $0.4 million and $1.6 million, as compared to the third quarter and nine months ended September 28, 2012, respectively. Excluding these items, operating expenses increased $0.8 million, or 0.3% from the prior year quarter, and decreased $10.1 million, or 1.3%, from the nine months ended September 28, 2012 as a result of effective cost control as well as savings from the pension and restructuring actions taken in the fourth quarter of 2012.
Operating Income

(In millions)	Three Months Ended					Nine Months Ended
	ECS	W&C	OEM Supply	Corporate	Total	ECS	W&C	OEM Supply	Corporate	Total
Operating income, 2013	$42.5	$41.5	$8.4	$—	$92.4	$119.3	$120.9	$19.0	$—	$259.2
Operating income (loss), 2012	46.9	48.1	(16.9)	(10.8)	67.3	124.7	131.3	(1.3)	(10.8)	243.9
$ Change	$(4.4)	$(6.6)	$25.3	$10.8	$25.1	$(5.4)	$(10.4)	$20.3	$10.8	$15.3
% Change	(9.5)%	(13.5)%	nm	nm	37.3%	(4.3)%	(7.9)%	nm	nm	6.3%
Items impacting operating income in 2012	$(0.3)	$(0.1)	$(17.2)	$(10.8)	$(28.4)	$(0.3)	$(0.1)	$(17.2)	$(10.8)	$(28.4)
Adjusted % Change	(10.0)%	(13.7)%	nm	nm	(3.4)%	(4.5)%	(8.0)%	19.1%	nm	(4.8)%
nm - percentages are not meaningful
ECS – Adjusted operating margin was 5.3% in the third quarter of 2013 compared to 5.6% in the prior year quarter. On a year-to-date basis, adjusted operating margin was 5.0% in the nine months ended September 27, 2013 compared to 5.1% in the nine months ended September 28, 2012. The year-over-year decrease in the three and nine month periods was caused primarily by lower volume in Emerging Markets and Canada. This segment has also experienced a slowdown in the higher margin data center market and pricing pressure in some geographies.
W&C – Adjusted operating margin was 7.9% in the third quarter of 2013 compared to 8.5% in the third quarter of 2012. On a year-to-date basis, adjusted operating margin was 7.7% in the nine months ended September 27, 2013 compared to 8.4% in the nine months ended September 28, 2012. The decrease in both the three and nine months ended September 27, 2013 is largely a result of weaker geographic and product mix along with negative cost leverage due to lower copper pricing.
OEM Supply – Adjusted operating margin was 3.7% in the third quarter of 2013 compared to 0.2% in the third quarter of 2012. On a year-to-date basis, adjusted operating margin was 2.8% in the nine months ended September 27, 2013 compared to 2.3% in the nine months ended September 28, 2012. The improvement in this segment was a result of higher production levels in the heavy truck market in North America as well as our improved competitive position in the European region which accounts for nearly 50% of the OEM Supply business.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $11.3 million and $16.6 million in the third quarter of 2013 and 2012, respectively, and $36.2 million and $43.5 million in the nine months ended September 27, 2013 and September 28, 2012, respectively. Our average cost of debt was 5.1% and 6.3% in the third quarter of 2013 and 2012, respectively. The decrease in interest expense and average cost of debt is driven by the retirement of convertible debt in the first quarter of 2013 and the change in the mix of lower-cost borrowings used quarter-over-quarter. In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. We believe that the new official rate of 6.30 bolivars to one U.S. dollar will be the rate that will be available to use in the event we repatriate cash from Venezuela. As a result, we recorded a foreign exchange loss of $1.1 million in the first quarter of 2013. Also, due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in Latin America where there are few cost-effective means of hedging, we recorded a foreign exchange loss of $2.5 million in the third quarter of 2013 and $3.5 million in the third quarter of 2012. The third quarter of 2013 includes interest income of $0.7 million related to closing prior tax years. The nine months ended September 28, 2012 includes a charge for interest and penalties of $1.7 million for tax liabilities related to prior years. The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of $0.5 million and $0.3 million in the third quarter of 2013 and 2012, respectively.
Income Taxes
The income tax provision on continuing operations for the third quarter of 2013 was $25.7 million compared to $27.7 million in the corresponding period of last year. Our effective tax rate for the third quarter of 2013 was 32.4% as compared to 58.4% in the prior year period. The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). Also, due to the change in the country level mix and full year forecast of earnings, the third quarter of 2013 tax expense includes $1.4 million of additional expense as we are forecasting an effective tax rate of 36.0% for the full year, excluding the aforementioned net benefits. The prior year third quarter includes a net tax benefit of $1.0 million associated with the $27.2 million impairment charge in Europe as described in Note 7. "Impairment of Goodwill and Long-lived Assets" along with a $1.2 million inventory charge in Europe. Due to the change in the country level mix of earnings, the third quarter of 2012 tax expense includes $0.8 million of additional expense as we were forecasting an effective tax rate of 36.8% for the full year, excluding the aforementioned impairment and inventory charges.
The income tax provision for the nine months ended September 27, 2013 was $73.2 million compared to $69.2 million in the corresponding period of last year. Our effective tax rate for the nine months ended September 27, 2013 was 34.0% (effective tax rate of 36.0% excluding the aforementioned net benefits recorded in the third quarter of 2013) as compared to 36.7% in the prior year period. In the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. Excluding this benefit, the impact of the third quarter charge described in Note 7. "Impairment of Goodwill and Long-lived Assets," as well as the impact of a charge for interest and penalties of $1.7 million for tax liabilities related to prior years which is included in "Other, net" ($1.1 million, net of tax) for the first quarter of 2012, the effective tax rate for the nine months ended September 28, 2012 was 36.8%. When comparing the effective tax rate of 36.0% for the nine months ended September 27, 2013 to the effective tax rate from the prior year, the change in the tax rate is due to the change in the country mix and full year forecast of earnings.
Net Income From Continuing Operations
As a result of the discussion herein, adjusted net income from continuing operations in the three months ended September 27, 2013 and September 28, 2012 was $50.4 million and $48.0 million, respectively. Adjusted net income from continuing operations in the nine months ended September 27, 2013 and September 28, 2012 was $137.5 million and $138.2 million, respectively.
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
Net cash provided by operations was $191.6 million in the nine months ended September 27, 2013 which compares to $125.9 million in the prior year period. The increase in cash flow provided by operations was due to working capital improvement initiatives combined with a slower rate of growth in our sales period over period.
Net cash used in investing activities for the nine months ended September 27, 2013 was $23.9 million, consisting of capital expenditures. This compares to net cash used in investing activities of $82.3 million in the prior year period which included $55.8 million for the acquisition of Jorvex in the second quarter of 2012. Capital expenditures are expected to be approximately $35 million in 2013 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash used in financing activities was $175.2 million in the nine months ended September 27, 2013 compared to net cash used in financing activities of $13.1 million in the nine months ended September 28, 2012. During the nine months ended September 27, 2013, our Convertible Notes matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Convertible Notes in cash. Available borrowings under our accounts receivable securitization facility and long-term revolving credit facility were used to retire the Convertible Notes.

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
At the end of the third quarter of 2013, we had approximately $417.5 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $215.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $502.5 million of available borrowings at the end of the third quarter of 2013. With a quarter-end cash balance of $81.9 million along with available committed credit facilities, we will continue to evaluate the optimal use of these funds. Our debt-to-total capitalization was 42.8% and 50.3% at September 27, 2013 and December 28, 2012, respectively.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of September 27, 2013, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding our credit arrangements, see Note 3. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and New Accounting Pronouncements
There were no material changes in our critical accounting policies since the filing of our 2012 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2012 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to our market risks and related disclosures in Item 7A. of Part II in our Annual Report on Form 10-K for the year ended December 28, 2012, as filed with the Securities and Exchange Commission on February 22, 2013.

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 27, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2013. There was no change in our internal control over financial reporting that occurred during the three months ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 9. "Legal Contingencies" to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2013 and September 28, 2012, (ii) the Condensed Consolidated Balance Sheets at September 27, 2013 and December 28, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2013 and September 28, 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 27, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 22, 2013	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 22, 2013	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer