Form 10-K
period 2014-01-03
ANIXTER INTERNATIONAL INC
filed 2014-02-20
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $2,049,827,879 as of June 28, 2013.
At February 12, 2014, 32,555,841 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.  BUSINESS.
Company Overview
Anixter International Inc. (the “Company”), founded in 1957, is headquartered near Chicago, Illinois and trades on the New York Stock Exchange under the symbol AXE. The Company was formerly known as Itel Corporation which was incorporated under Delaware law in 1967. Through Anixter Inc. and its subsidiaries (collectively “Anixter” and sometimes referred to in this Annual Report on Form 10-K as "we", "our", "us", or "ourselves"), we are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components).
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing approximately 100,000 customers access to innovative inventory management programs, approximately 450,000 products and approximately $1.0 billion in inventory, approximately 210 warehouses with approximately 7 million square feet of space, and locations in over 250 cities across over 50 countries. We are a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
Our customers are international, national, regional and local companies, covering a broad and diverse set of industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, transportation, utilities, aerospace and defense and government; and include contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. Our customer base is well-diversified with no single customer accounting for more than 3% of sales.
Our differentiated operating model is premised on our belief that our customers and suppliers value a partner with consistent global product offerings, technical expertise (including product and application knowledge and support) and customized supply chain solutions, all supported by a common operating system and business practices that ensure the “same look, touch and feel” worldwide.
Our growth strategy is built on a foundation of organic growth driven by constant refresh and expansion of our product and solution offerings to meet changing marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products we sell. We have identified security solutions, emerging markets, e-commerce, industrial communications and control and in-building wireless as growth opportunities we are pursuing. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of “buying versus building.”
Business Segments and Products
For a number of years and through the end of the third quarter of 2012, our reporting units were consistent with our operating segments of North America, Europe and Emerging Markets (Latin America and Asia Pacific). In the fourth quarter of 2012, we reorganized our business segments from geography to end market to reflect our realigned segment reporting structure and management of these global businesses: Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply. All prior period amounts related to the segment change have been retrospectively reclassified throughout these consolidated financial statements to conform to the new presentation. The following is a brief description of each of our reportable segments and business activities.
Enterprise Cabling and Security Solutions
The Enterprise Cabling and Security Solutions (“ECS”) segment, with operations in over 50 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including finance, transportation, education, government, healthcare and retail. ECS specifies solutions with end-users and sells the products through various channels including data communications contractors, security, network and systems integrators, and directly to end users. ECS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, cabinets, power, cable management, voice and networking switches and other ancillary products. The ECS segment includes more than 1,600 technically trained salespeople, approximately 50 Supply Chain Solutions specialists and approximately 90 sales engineers.

Through a variety of value-added supply chain solutions, including inventory management, product packaging and enhancement and other customized supply chain services, ECS helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The ECS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. Its technical expertise extends to performance and interoperability testing at our Infrastructure Solutions LabSM, which provides ECS the opportunity to demonstrate solutions and proof-of-concepts to customers. The ECS Data Center HealthCheckSM and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.
Electrical and Electronic Wire and Cable
The Electrical and Electronic Wire and Cable (“W&C”) segment, with operations in over 30 countries, offers a broad range of wire and cable products and solutions to the Industrial and Original Equipment Manufacturer (“OEM”) markets. The Industrial group supplies products for the transmission of power and signals in industrial facilities to customers in key markets including oil, gas and petrochemical, power generation and distribution, industrial, natural resource and water and wastewater treatment. It also sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of audio/video, automotive, industrial, medical, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services, and engineering support are tailored to position us as a specialist in high-growth emerging markets, OEMs and industrial verticals. W&C helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve power efficiency.
The W&C team of over 900 technical experts includes its sales personnel, supply chain specialists, industrial communication specialists and engineers. W&C provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. W&C brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.
OEM Supply
The OEM Supply segment, with operations in over 10 countries, supplies high-volume, low-cost components and customized Supply Chain Solutions to leading original equipment manufacturers worldwide including the heavy truck, automotive, construction, medical, white goods, agricultural, power train, wind turbine, HVAC and transportation industries. Its inventory consists of primarily Class-C parts that are application-critical and typically are engineered to distinct performance and quality specifications. The OEM Supply segment product portfolio includes nuts, bolts, screws, washers, clips, gaskets, brackets and rivets as well as other fasteners and small components required by manufacturers.
OEM Supply’s worldwide scale and internationally accredited laboratories help its customers source quality components that we further test for quality adherence. Its Supply Chain Solutions, including scheduled and managed buys, direct line feed, just-in time deliveries, vendor-managed inventory, kitting and subassembly, allow customers to streamline their manufacturing processes, reduce overall costs and focus on their core competencies. OEM Supply’s engineers and supply chain experts specialize in problem resolution, design support, part rationalization, part substitution and process re-engineering. In-house quality experts and advanced quality procedures allow OEM Supply to successfully implement customized supply solutions for each customer. OEM Supply also has small batch manufacturing capabilities that allow it to address unique fastener quick turnaround requirements. With unrivaled geographic coverage, OEM Supply leverages its strong engineering, supply chain services and quality focus to support customers around the globe.
For more information concerning our business segments, foreign and domestic operations and export sales, see Note 7. "Income Taxes" and Note 10. "Business Segments" in the Notes to the Consolidated Financial Statements.

Suppliers
We source products from thousands of suppliers. However, approximately one-third of our annual dollar volume purchases are sourced from our five largest suppliers. An important element of our overall business strategy is to develop and maintain close relationships with our key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, we generally do not compete with our suppliers in product design or manufacturing activities. We also generally do not sell private label products that carry our name or a brand name exclusive to us.
Our typical distribution agreement includes the following significant terms:

•	a non-exclusive right to resell products to any customer in a geographical area (typically defined as a country);

•	usually cancelable upon 90 days notice by either party for any reason;

•	no minimum purchase requirements, although pricing may change with volume on a prospective basis; and

•	the right to pass through the manufacturer’s warranty to our customers.
Distribution and Service Platform
We cost-effectively serve our customers’ needs through our proprietary computer systems, which connect nearly all of our warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through our e-commerce platform, which we believe is one of the most comprehensive, user-friendly and secure websites in the industry.
We operate a series of large, modern, regional warehouses in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 16 warehouses as regional warehouses. Collectively these facilities store approximately 40% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional warehouses, local distribution centers, service centers and sales offices consists of 147 locations in the United States, 18 in Canada, 30 in the United Kingdom, 36 in Continental Europe, 34 in Latin America, 14 in Asia and 7 in Australia/New Zealand.
We have developed close relationships with certain freight, package delivery and courier services to minimize transit times between our facilities and customer locations. The combination of our information systems, distribution network and delivery partnerships allows us to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.
Employees
At January 3, 2014, we employed approximately 8,200 people. Approximately 45% of the employees are engaged in sales or sales-related activities, 37% are engaged in warehousing and distribution operations and 18% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our geographic segments.
Competition
Given our role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which we compete. We view the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, relationships, price and geographic proximity. We believe that we have a significant competitive advantage due to our comprehensive product and service offerings, global distribution network, technically-trained sales team and customized supply chain solutions. We believe our global distribution platform provides a competitive advantage to serving multinational customers’ needs. Our operations and logistics platform gives us the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, we have common systems and processes throughout nearly all our operations in more than 50 countries that provide our customers and suppliers with global consistency.

We enhance our value proposition to both key suppliers and customers through our specifications and testing facilities and numerous quality assurance certification programs such as ISO 9001:2008 and ISO/TS 16949:2009. We use our testing facilities in conjunction with suppliers to develop product specifications and to test quality compliance. At our data network-testing lab located at our suburban Chicago headquarters, we also work with customers to design and test various product configurations to optimize network design and performance specific to the customers’ needs. At our strategically positioned technical centers and laboratories and through various regional quality labs, we offer OEMs a comprehensive range of dimensional, performance and mechanical testing and materials characterization for product testing and failure investigation.
Most of our competitors are privately held, and as a result, reliable competitive information is not available.
Contract Sales and Backlog
We have a number of customers who purchase products under long-term (generally three to five year) contractual arrangements, primarily in the OEM Supply segment. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from us, but would require that materials acquired by Anixter, as a result of joint material requirements planning between us and the customer, be purchased by the customer.
Generally, backlog orders, excluding contractual customers, represent approximately four weeks of sales and ship to customers within 30 to 60 days from order date. Our operations and logistics platform gives us the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets.
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
Available Information
We maintain an Internet website at http://www.anixter.com which includes an Investor Relations section that links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of our website. In addition, copies of our reports will be made available, free of charge, upon written request.
Our Internet website also contains corporate governance information including corporate governance guidelines; audit, compensation and nominating and governance committee charters; nomination process for directors; and our business ethics and conduct policy.

ITEM 1A.  RISK FACTORS.
The following factors could materially adversely affect our operating results and financial condition. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance.
A change in sales strategy or financial viability of our suppliers could adversely affect our sales or earnings.
Most of our agreements with suppliers are terminable by either party on short notice for any reason. We currently source products from thousands of suppliers. However, approximately one-third of our annual dollar volume purchases are sourced from our five largest suppliers. If any of these suppliers changes its sales strategy to reduce its reliance on distribution channels, or decides to terminate its business relationship with us, our sales and earnings could be adversely affected until we are able to establish relationships with suppliers of comparable products. Although we believe our relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed.
We have risks associated with the sale of nonconforming products and services.
Historically, we have experienced a small number of cases in which our vendors supplied us with products that did not conform to the agreed upon specifications without our knowledge. Additionally, we may inadvertently sell a product not suitable for a customer’s application. We address this risk through our quality control processes, by seeking to limit liability and our warranty in our customer contracts, by obtaining indemnification rights from vendors and by maintaining insurance responsive to these risks. However, there can be no assurance that we will be able to include protective provisions in all of our contracts, that vendors will have the financial capability to fulfill their indemnification obligations to us, or that insurance can be obtained with sufficiently broad coverage or in amounts sufficient to fully protect us.
Our foreign operations are subject to political, economic and currency risks.
We derive over 40% of our revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect our results of operations, cash flows and financial condition in these markets. Our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, and different legal, tax, accounting and regulatory requirements.
We have risks associated with inventory.
We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. To guard against inventory obsolescence, we have negotiated various return rights and price protection agreements with certain key suppliers. We also maintain an inventory valuation reserve account against diminution in the value or salability of our inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.
Our operating results are affected by copper prices.
Our operating results have been affected by changes in copper prices, which is a major component in a portion of the electrical wire and cable products sold by us. As our purchase costs with suppliers change to reflect the changing copper prices, our mark-up to customers remains relatively constant, resulting in higher or lower sales revenue and gross profit depending upon whether copper prices are increasing or decreasing.
The degree to which price changes in the copper commodity spot market correlate to product price changes, is a factor of market demand for products. When demand is strong, there is a high degree of correlation but when demand is weak, there can be significant time lags between spot price changes and market price changes.
We have risks associated with the integration of acquired businesses.
In connection with recent and future acquisitions, it is necessary for us to continue to create a cohesive business from the various acquired properties. This requires the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. No assurance can be given that these various actions can be completed without disruption to the business, or in a short period of time or that anticipated improvements in operating performance can be achieved.

Our debt agreements could impose restrictions on our business.
Our debt agreements contain certain financial and operating covenants that limit our discretion with respect to certain business matters. These covenants restrict our ability to incur additional indebtedness as well as limit the amount of dividends or share repurchases we may make. As a result of these restrictions, we are limited in how we may conduct business and may be unable to compete effectively or take advantage of new business opportunities.
We have risks associated with accounts receivable.
Although no single customer accounts for more than 3% of our sales, a payment default by one of our larger customers could have a short-term impact on earnings. Given the current economic environment, constrained access to capital and general market uncertainties, our exposure to customer defaults may be heightened.
A decline in project volume could adversely affect our sales and earnings.
While most of our sales and earnings are generated by comparatively smaller and more frequent orders, the fulfillment of large orders for capital projects generates significant sales and earnings. Slow macro-economic growth rates, difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations, potentially having a material adverse effect on our financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of approximately 210 warehouses in more than 50 countries with approximately 7 million square feet of space. This includes 16 regional distribution centers (100,000 — 500,000 square feet), 40 local distribution centers (35,000 — 100,000 square feet) and 151 service centers. Additionally, we have 79 sales offices throughout the world. All but two of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 6. "Commitments and Contingencies" of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 20, 2014, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 55
Director of the Company since 2008; President and Chief Executive Officer of the Company since July 2008. Mr. Eck has served in a variety of senior management positions since joining the Company in 1990. Mr. Eck has also been a Director of Ryder Systems, Inc. since 2011.

Theodore A. Dosch, 54
Executive Vice President - Finance and Chief Financial Officer of the Company since July 2011; Senior Vice President - Global Finance of the Company from January 2009 to June 2011; CFO - North America and Vice President - Maytag Integration at Whirlpool Corporation from 2006 to 2008; Corporate Controller at Whirlpool Corporation from 2004 to 2006; CFO - North America at Whirlpool Corporation from 1999 to 2004.

Giulio Berardesca, 60
Executive Vice President - Electrical and Electronic Wire and Cable of the Company since 2012; Executive Vice President - North America and EMEA Electrical and Electronic Wire and Cable from 2005 to 2012. Mr. Berardesca has over 40 years of experience with the Company, holding a variety of senior management positions in Electrical and Electronic Wire and Cable since joining the Company in 1973.

Justin C. Choi, 48
Executive Vice President - General Counsel & Corporate Secretary of the Company since May 2013; Vice President - General Counsel & Corporate Secretary of the Company from June 2012 to May 2013; Executive Vice President, General Counsel and Secretary -Trustwave Holdings from January 2011 to June 2012; Senior Vice President, General Counsel & Secretary - Andrew Corporation from March 2006 to December 2007; Vice President of Law - Avaya Inc. from September 2000 to February 2006. Mr. Choi has also been a Director of Pulse Electronics Corporation since 2010.

Ian Clarke, 53
Executive Vice President - OEM Supply of the Company since January 2013; Executive Vice President - Global Sales and Marketing from July 2012 to December 2012; Senior Vice President - OEM Supply - Americas from November 2010 to June 2012; Senior Vice President - Global Marketing from March 2010 to October 2010. Prior to Anixter, Ian held several senior sales and general management roles at Caparo from 2004 to 2009, Timken from 2001 to 2004 and British steel for 20 years prior.

William Galvin, 51
Executive Vice President - Enterprise Cabling and Security Solutions of the Company since 2012; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 26 years of experience with the Company.

Rodney A. Smith, 56	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

William Standish, 59	Executive Vice President - Operations of the Company since 2004. Since joining the Company in 1984, Mr. Standish has held several corporate and reporting unit senior management roles.

Terrance A. Faber, 62	Vice President - Controller since joining the Company in 2000.

Philip F. Meno, 54	Vice President - Taxes of the Company since May 1993. Mr. Meno has been with the Company since 1986.

Mary Kate Shashaguay, 41
Vice President - Internal Audit of the Company since November 2011; Director of Audit Services - Illinois Tool Works Inc. from March 2008 to November 2011; Chief Audit Executive - Sun-Times Media Group, Inc. from March 2006 to March 2008; Senior Manager - Deloitte from July 1998 to March 2006.

Rodney A. Shoemaker, 56	Vice President -Treasurer of the Company since July 1999. Mr. Shoemaker has been with the Company since 1986.

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

PERFORMANCE GRAPH
The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on our common stock with that of a broad market index and a peer group index consistent with the prior year. Our Peer Group Index for 2013 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in distribution businesses similar to ours.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2013	2012	2011	2010	2009
Selected Income Statement Data:
Net sales	$6,226.5	$6,253.1	$6,146.9	$5,274.5	$4,779.6
Operating income	354.8	282.5	362.8	267.2	84.8
Interest expense and other, net	(58.8)	(73.3)	(59.3)	(55.1)	(85.3)
Net income (loss) from continuing operations	200.4	124.6	200.7	109.5	(41.4)
Income (loss) from discontinued operations, net	0.1	0.2	(12.5)	(1.0)	12.1
Net income (loss)	$200.5	$124.8	$188.2	$108.5	$(29.3)
Diluted Income (Loss) Per Share:
Continuing operations	$6.04	$3.69	$5.71	$3.08	$(1.17)
Discontinued operations	$—	$—	$(0.35)	$(0.03)	$0.34
Net income	$6.04	$3.69	$5.36	$3.05	$(0.83)
Dividend declared per common share	$5.00	$4.50	$—	$3.25	$—
Selected Balance Sheet Data:
Total assets	$2,860.8	$3,089.6	$3,034.0	$2,933.3	$2,671.7
Total short-term debt	$—	$0.9	$3.0	$203.4	$8.5
Total long-term debt	$836.0	$982.2	$806.8	$688.7	$821.1
Stockholders’ equity	$1,027.4	$969.9	$1,001.2	$1,010.8	$1,024.1
Book value per diluted share	$30.95	$28.70	$28.50	$28.45	$29.17
Weighted-average diluted shares	33.2	33.8	35.1	35.5	35.1
Year-end outstanding shares	32.9	32.5	33.2	34.3	34.7
Other Financial Data:
Working capital	$1,373.3	$1,482.8	$1,376.0	$1,233.1	$1,381.0
Capital expenditures	$32.2	$34.2	$26.4	$19.6	$21.9
Depreciation and amortization of intangibles	$30.1	$32.5	$33.5	$33.8	$37.1
Items Impacting Comparability of Results
Over the last five years, we have completed various acquisitions and the respective sales and operating profits have impacted the comparability of the results as reflected below. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. The following represents the incremental impact of the results for one year following the acquisitions:

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010
	(a)	(a)	(b)		(c)
Net sales	$60.7	$62.8	$120.1	$—	$109.8
Operating profit	1.9	5.2	2.6	—	(2.4)

(a)	June 2012 acquisition of Jorvex, S.A. (“Jorvex”) for $55.3 million.

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

In August 2011, we sold our Aerospace Hardware business. As a result of the divestiture, results of that business are reflected as “Discontinued operations” and all prior periods have been revised to reflect this classification. The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts we paid for legal and advisory fees. In 2010, we recorded a charge of $20.0 million ($0.35 per diluted share) related to an unfavorable arbitration ruling, which is included in the loss from discontinued operations in that year.
The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items impacting comparability of results:
(In millions, except per share amounts)	Years Ended
Income Statement	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010
Items impacting operating income:	Favorable / (Unfavorable)
Impairment of goodwill and long-lived assets (a)	$—	$(48.5)	$—	$—	$(100.0)
Post-retirement benefit charges	—	(15.3)	—	—	—
Restructuring charge	—	(10.1)	(5.3)	—	(5.7)
Inventory lower-of-cost-or-market adjustment	—	(1.2)	—	—	(4.2)
Total of items impacting operating income	$—	$(75.1)	$(5.3)	$—	$(109.9)
Items impacting other expenses:
Penalty and interest from prior year tax liabilities	0.7	(1.7)	—	—	—
Loss on retirement of debt	—	—	—	(31.9)	(1.1)
Foreign exchange (gain) loss	—	—	—	2.1	(13.8)
Interest rate swap settlement loss	—	—	—	—	(2.1)
Total of items impacting other expenses	$0.7	$(1.7)	$—	$(29.8)	$(17.0)
Total of items impacting pre-tax income	$0.7	$(76.8)	$(5.3)	$(29.8)	$(126.9)
Items impacting income taxes:
Tax benefit of items above impacting pre-tax income	(0.2)	10.0	2.0	10.8	11.9
Reversal of deferred income tax valuation allowances/other	—	9.7	10.8	—	4.8
Reversal of prior year foreign tax	—	—	—	1.3	—
Tax effect related to closing prior tax years	4.2	—	—	—	—
Total of items impacting income taxes	$4.0	$19.7	$12.8	$12.1	$16.7
Net income impact of these items	$4.7	$(57.1)	$7.5	$(17.7)	$(110.2)
Diluted EPS impact of these items	$0.14	$(1.73)	$0.22	$(0.50)	$(3.06)

(a)	Includes only the changes related to our annual and interim assessments of the recoverability of goodwill and related long-lived assets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
For a number of years and through the end of the third quarter of 2012, our reporting units were consistent with our operating segments of North America, Europe and Emerging Markets (Latin America and Asia Pacific). In the fourth quarter of 2012, we reorganized our business segments from geography to end market to reflect our realigned segment reporting structure and management of these global businesses: Enterprise Cabling and Security Solutions ("ECS"), Electrical and Electronic Wire and Cable ("W&C") and OEM Supply. All prior period amounts related to the segment change have been retrospectively reclassified throughout these Consolidated Financial Statements to conform to the new presentation.
At the outset of fiscal 2013, we anticipated improved capital spending trends by our customers in the second half of the year; however the acceleration was both delayed and more modest than we expected, resulting in flat year-to-date sales growth. While we experienced gradually improving trends by the end of 2013 in all of our segments and geographies, we were especially pleased with our OEM Supply segment which, as a result of actions taken to reposition the business, achieved significant operating profit growth year-over-year. The performance in this segment fueled sales and operating profit growth in our European geography. Overall, we are encouraged by the improving performance within each of our segments across our global markets, reflecting the value of our global capabilities to an increasing number of global customers. Even in a slow growth environment we have demonstrated the discipline to manage through short term challenges while continuing to invest for long term growth. Highlights of the year included the following:

• Adjusted earnings per diluted share from continuing operations of $5.90, up from $5.42 in 2012;
• Gross margin of 22.8%, up from 22.5% in 2012;
• OEM Supply segment achieved four straight quarters of improved operating margin;
• We generated $334.5 million of cash flow from operations in the year, up from $142.9 million in 2012;
• Payment of special dividend of $5.00 per common share in the fourth quarter;
• The retirement of the $300 million principal amount of convertible senior notes in the first quarter;
• The 2012 mid-year acquisition of Jorvex, a Peruvian wire & cable distributor, added an incremental $60.7 million of sales during fiscal 2013, compared to the prior year.
As we enter 2014, we believe we are well-positioned for global growth in all of our segments. In addition to a gradually improving economy, we believe our strategic initiatives will enable us to gain market share and exceed market growth across our business. For the fiscal year 2014, we expect mid-single digit organic growth, compared to a 0.5% decrease in organic sales for 2013. We have taken aggressive measures to align our cost structure with the current economic environment, while continuing to invest in our strategic growth initiatives, including security, industrial communication and control, in-building wireless, e-commerce and emerging markets. As companies continue their focus on managing expenses, our business model, which is based on helping our customers lower their supply chain costs and reduce execution risk across the globe, is of even greater value. We are well positioned financially, operationally and strategically to capitalize on opportunities in our target markets.

Consolidated Results of Operations

(In millions, except per share amounts)	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Net sales	$6,226.5	$6,253.1	$6,146.9
Gross profit	1,422.7	1,408.7	1,407.4
Operating expenses	1,066.2	1,077.7	1,044.6
Impairment of goodwill and long-lived assets	1.7	48.5	—
Operating income	354.8	282.5	362.8
Other expense:
Interest expense	(47.4)	(59.7)	(50.1)
Other, net	(11.4)	(13.6)	(9.2)
Income from continuing operations before income taxes	296.0	209.2	303.5
Income tax expense	95.6	84.6	102.8
Net income from continuing operations	200.4	124.6	200.7
Income (loss) from discontinued operations, net of tax	0.1	0.2	(12.5)
Net income	$200.5	$124.8	$188.2
Diluted income (loss) per share:
Continuing operations	$6.04	$3.69	$5.71
Discontinued operations	$—	$—	$(0.35)
Net income	$6.04	$3.69	$5.36
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP and non-GAAP basis, which excludes acquisitions, foreign exchange effects and the impact of copper prices. We believe that by reporting non-GAAP organic growth, which excludes the impact of acquisitions, foreign exchange effects and the impact of copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax benefits, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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
Our operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the electrical wire and cable products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, our mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the effect of changes in copper prices, as there are thousands of transactions in any given year, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.

The following summarizes the various items that favorably / (unfavorably) impact the comparability of the results for the last three fiscal years:

2013

•	We recorded net benefits of $4.7 million primarily related to closing prior tax years. The net benefit included related interest income of $0.7 million which is included in "Other, net."
2012

•
We recorded non-cash impairment charge related to goodwill and long-lived assets of $10.8 million and $16.4 million, respectively, in our former European operating segment during the third quarter. In the fourth quarter, we recorded an additional non-cash impairment charge related to goodwill and long-lived assets of $15.3 million and $6.0 million, respectively, due to the change in reporting segments.

•	We recorded a settlement charge of $15.3 million related to a one-time lump sum payment option to terminated vested participants enrolled in the Anixter Inc. Pension Plan in the United States.

•
We recognized the ongoing challenging global economic conditions and took aggressive actions to restructure our costs across all segments and geographies. As a result, a restructuring charge of $10.1 million was recorded primarily related to severance costs associated with a reduction of over 200 positions along with certain lease termination costs.

•	We recorded a lower-of-cost-or-market adjustment of $1.2 million in our former European reporting segment.

•	We recorded an interest and penalties charge of $1.7 million associated with prior year tax liabilities which is included in "Other, net."

•	We recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions.
2011

•
In order to improve the profitability of our former European segment, management approved a facility consolidation and headcount reduction plan during the first quarter of 2011 that eliminated a number of European facilities and reduced operating costs. The restructuring charge of $5.3 million included certain exit costs for leased facilities and employee severance charges.

•	We recorded a net tax benefit of $10.8 million primarily related to the reversal of deferred income tax valuation allowances.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Items impacting operating income:	Favorable / (Unfavorable)
Impairment of goodwill and long-lived assets	$—	$(48.5)	$—
Post-retirement benefit charges	$—	$(15.3)	$—
Restructuring charge	—	(10.1)	(5.3)
Inventory lower-of-cost-or-market adjustment	—	(1.2)	—
Total of items impacting operating income	$—	$(75.1)	$(5.3)
Items impacting other expenses:
Penalty and interest from prior year tax liabilities	0.7	(1.7)	—
Total of items impacting other expenses	$0.7	$(1.7)	$—
Total of items impacting pre-tax income	$0.7	$(76.8)	$(5.3)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	(0.2)	10.0	2.0
Tax benefits related to closing prior tax years	4.2	—	—
Reversal of deferred income tax valuation allowances/other	—	9.7	10.8
Total of items impacting income taxes	$4.0	$19.7	$12.8
Net income impact of these items	$4.7	$(57.1)	$7.5
Diluted EPS impact of these items	$0.14	$(1.73)	$0.22

In 2013, there were no items that significantly impacted operating income. The items impacting operating income in 2012 and 2011 by segment are reflected in the table below. All other items impacted consolidated results only and were not allocated to segments.

Items Impacting Comparability of 2012 and 2011 Operating Income by Segment:
(In millions)	ECS	W&C	OEM Supply	Corporate (a)	Total
	Favorable / (Unfavorable)
2012 impairment of goodwill and long-lived assets	$(0.3)	$(0.1)	$(37.3)	$(10.8)	$(48.5)
2012 pension-related charge	(8.2)	(5.7)	(1.4)	—	(15.3)
2012 restructuring charge	(4.1)	(2.8)	(3.2)	—	(10.1)
2012 inventory lower-of-cost-or-market adjustment	—	—	(1.2)	—	(1.2)
Total of items impacting operating income in 2012	$(12.6)	$(8.6)	$(43.1)	$(10.8)	$(75.1)
2011 restructuring	(2.3)	(0.8)	(2.2)	—	(5.3)
Total of items impacting operating income in 2011	$(2.3)	$(0.8)	$(2.2)	$—	$(5.3)

(a)
Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations – Non-GAAP	$195.7	$181.7	$193.2
Items impacting net income from continuing operations	$4.7	$(57.1)	$7.5
Net income from continuing operations - GAAP	$200.4	$124.6	$200.7

Diluted EPS from continuing operations – Non-GAAP	$5.90	$5.42	$5.49
Diluted EPS impact of these items	$0.14	$(1.73)	$0.22
Diluted EPS from continuing operations – GAAP	$6.04	$3.69	$5.71
At the end of the second quarter of 2012, we acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. We paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the allocation of $15.7 million to goodwill. As a result of the acquisition of Jorvex, sales and operating income were favorably affected in 2013 and 2012 as compared to the corresponding prior year by $60.7 million and $62.8 million, respectively, and $1.9 million and $5.2 million, respectively.
The acquisition was accounted for as a purchase and the results of operations are included in the Consolidated Financial Statements from the date of acquisition. Had the acquisition occurred at the beginning of the year of the acquisition, our operating results would not have been significantly different.

Net Sales
2013 vs. 2012

(In millions)	ECS	W&C	OEM Supply	Total
Net sales, 2013	$3,174.5	$2,116.6	$935.4	$6,226.5
Net sales, 2012	3,236.3	2,111.2	905.6	6,253.1
$ Change	$(61.8)	$5.4	$29.8	$(26.6)
% Change	(1.9)%	0.3%	3.3%	(0.4)%
Less the % Impact of:
Foreign exchange	(0.3)%	(0.8)%	0.3%	(0.4)%
Copper pricing	—	(1.6)%	—	(0.5)%
Acquisition of Jorvex	—	2.9%	—	1.0%
Organic *	(1.6)%	(0.2)%	3.0%	(0.5)%
* Amounts may not sum due to rounding
ECS – The 1.9% decline in 2013 was due to the ongoing delay in the recovery of the North America data center market, macro-economic weakness in our Emerging Markets geographies and the impact of the 2012 conclusion of a large security solutions contract. ECS security sales, which accounted for 27.0% of segment sales, were up 1.3% from 2012 and would have been up 6.2% excluding the above mentioned contract conclusion impact. Total ECS sales were down 1.6% organically from the prior year.
W&C – This segment's sales were flat against the prior year. Growth in our Emerging Markets geographies, including incremental sales of $60.7 million as a result of the Jorvex acquisition, was offset by the negative impact of a 7% decline in the average price of copper as well as fewer large projects in Canada. Excluding the $33.7 million unfavorable impact from a $0.27 decline in the average price of copper, the $17.5 million unfavorable impact from foreign exchange and the favorable impact of the Jorvex acquisition, organic sales decreased by 0.2%.
OEM Supply – Sales of $935.4 million increased by 3.3% from the prior year, reflecting continued strength in our U.K. business, the continued ramp up of a new contract in Europe and increased production levels by our North America heavy truck customers. Sales were up 3.0% organically from the prior year.
2012 vs. 2011

(In millions)	ECS	W&C	OEM Supply	Total
Net sales, 2012	$3,236.3	$2,111.2	$905.6	$6,253.1
Net sales, 2011	3,245.3	1,949.9	951.7	6,146.9
$ Change	$(9.0)	$161.3	$(46.1)	$106.2
% Change	(0.3)%	8.3%	(4.8)%	1.7%
Less the % Impact of:
Foreign exchange	(0.8)%	(0.8)%	(2.3)%	(1.0)%
Copper pricing	—	(2.3)%	—	(0.7)%
Acquisition of Jorvex	—%	3.2%	—	1.0%
Organic *	0.5%	8.1%	(2.5)%	2.4%
* Amounts may not sum due to rounding
ECS – We believe the overall data infrastructure market in North America declined in the high-single to low-double digit range from 2011 to 2012 but that our segment gained share in the addressable data infrastructure market in 2012. In Europe, the recessionary pressure caused the market to decline in 2012 as well. In the Emerging Markets the results were mixed. Our ECS segment continued to benefit from strong global trends in security, with the ECS security sales growing by 9.5% in 2012 and accounting for 26.1% of segment sales.
W&C – Our strength in Wire and Cable was global in 2012, with organic growth across nearly all geographies, led by 32.6% organic growth in Emerging Markets, record sales in Canada and continued strength in the U.S. The segment continued to experience solid project activity in the power generation, industrial, oil and gas and mining sectors during 2012. The initiative to expand into industrial automation continued to build momentum with additional products and an expanded vendor base during 2012.

OEM Supply – The sales decline in 2012 reflected reduced production by many of the segment’s large customers. The reductions were primarily driven by weaker demand for customers’ products, consistent with widely reported industrial production statistics in the U.S. and Europe where over 90% of the segment’s business is concentrated with each region roughly equal in size. In the U.S., OEM Supply continued to be impacted by the heavy truck industry, which had a soft second half of 2012. The Europe OEM Supply business had a similar decline in sales in 2012, reflecting the broader and more persistent weakness in the European region.
Gross Margin
Gross margin increased in 2013 to 22.8% as compared to 22.5% in 2012 and 22.9% in 2011. During 2012, we recorded an inventory lower-of-cost-or-market adjustment of $1.2 million. The effects of lower copper prices did not impact gross margin percentages significantly in any year. The year-over-year increase in gross margin in 2013 was driven by improvements in all three segments as a result of our continued focus on margin realization combined with favorable product mix shifts in North America and Europe. The lower margin in 2012 versus the prior year was driven primarily by a product and geographic mix shift.
Operating Expenses
Operating expenses were $1,067.9 million, $1,126.2 million and $1,044.6 million in 2013, 2012 and 2011, respectively. Operating expenses in 2013 include an incremental $9.1 million related to the Jorvex acquisition, while foreign exchange rates decreased operating expenses by $2.1 million as compared to 2012. Operating expenses were negatively impacted in 2013 due to having one extra week as well as higher employee incentives and benefit costs. Operating expenses for 2012 include an incremental $7.4 million related to the Jorvex acquisition while changes in foreign exchange rates decreased operating expenses by $13.6 million as compared to 2011. The 2012 increase in operating expenses include goodwill and long-lived assets, pension and restructuring charges of $73.9 million, which are more fully described in the Notes to the Consolidated Financial Statements.

Operating Income
2013 vs. 2012

(In millions)	ECS	W&C	OEM Supply	Corporate (a)	Total
Operating income, 2013	$160.5	$161.8	$32.5	$—	$354.8
Operating income, 2012	156.7	166.5	(29.9)	(10.8)	282.5
$ Change	$3.8	$(4.7)	$62.4	$10.8	$72.3
% Change	2.5%	(2.9)%	nm	nm	25.6%
Add back unfavorable items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1
Adjusted operating income, 2012	$169.3	$175.1	$13.2	$—	$357.6
Adjusted Change %	(5.1)%	(7.7)%	145.7%	nm	(0.8)%
Less the % impact of:
Foreign exchange	1.0%	1.0%	(1.9)%	nm	0.9%
Copper pricing	—	4.1%	—	nm	2.0%
Acquisition of Jorvex	—	(1.1)%	—	nm	(0.5)%
Organic *	(4.1)%	(3.6)%	143.7%	nm	1.6%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

(a)
Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

2012 vs. 2011

(In millions)	ECS	W&C	OEM Supply	Corporate	Total
Operating income, 2012	$156.7	$166.5	$(29.9)	$(10.8)	$282.5
Operating income, 2011	184.8	161.2	16.8	—	362.8
$ Change	$(28.1)	$5.3	$(46.7)	$(10.8)	$(80.3)
% Change	(15.2)%	3.3%	nm	nm	(22.1)%
Add back unfavorable items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1
Adjusted operating income, 2012	$169.3	$175.1	$13.2	$—	$357.6
Add back unfavorable items impacting operating income in 2011	$2.3	$0.8	$2.2	$—	$5.3
Adjusted operating income, 2011	$187.1	$162.0	$19.0	$—	$368.1
Adjusted Change %	(9.6)%	8.1%	(30.4)%	nm	(2.9)%
Less the % impact of:
Foreign exchange	0.6%	(0.3)%	0.5%	nm	0.2%
Copper pricing	—	(6.1)%	—	nm	(2.7)%
Acquisition of Jorvex	—	3.2%	—	nm	1.4%
Organic *	(10.1)%	11.3%	(30.9)%	nm	(1.8)%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

ECS – Adjusted operating margin was 5.1% in 2013 compared to 5.2% in the previous year and 5.8% in 2011. The year-over-year decrease in 2013 was caused primarily by lower volume in Emerging Markets and Canada. The decline in 2012 was due to the persistent weakness in the European economy and a product mix shift as security became an increasing part of the overall sales mix. Over the past few years, this segment has also experienced a slowdown in the higher margin data center market and pricing pressure in some geographies.
W&C – Adjusted operating margin was 7.6% in 2013 compared to 8.3% in both 2012 and 2011. The year over year decrease in 2013 is largely a result of weaker geographic and product mix. The flat year-over-year results in 2012 was largely a result of a mix shift from OEM to Industrial products in North America and an increase in lower margin project activity outside of the U.S. which was offset by the lower operating expenses as a percentage of sales.
OEM Supply – Adjusted operating margin was 3.5% in 2013 compared to 1.5% and 2.0% in 2012 and 2011, respectively. The improvement in this segment in 2013 as compared to 2012 and 2011 was a result of our improved competitive position in the European region, which accounts for nearly 50% of OEM Supply segment revenues and higher production levels in the heavy truck market in North America.
Interest Expense and Other
Consolidated interest expense was $47.4 million, $59.7 million and $50.1 million in 2013, 2012, and 2011, respectively. Our average cost of debt was 5.3%, 6.1% and 5.1% in 2013, 2012, and 2011, respectively. The decrease in interest expense was driven by the retirement of convertible debt in the first quarter of 2013 and the change in the mix of lower-cost borrowings. Our average cost of debt increase in 2012 was due to the issuance of $350 million of Notes due 2019 to pre-fund the retirement of $300 million convertible notes due in February 2013 ("Notes due 2013"). Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded a foreign exchange loss of $10.9 million in 2013, $11.7 million in 2012 and $7.1 million in 2011. In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. As a result, we recorded a foreign exchange loss of $1.1 million in the first quarter of 2013. The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value in 2013 and 2012 of $0.2 million and $0.5 million, respectively. In 2011, we recorded a loss of $0.9 million.

Income Taxes
The tax provision on continuing operations for 2013 was $95.6 million compared to $84.6 million in the prior year and $102.8 million in 2011. During the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). During the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. The 2011 results included a net tax benefit of $10.8 million primarily related to the reversal of deferred income tax valuation allowances. As a result, our effective tax rate for 2013 was 32.3% as compared to 40.5% in the prior year and 33.9% in 2011. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted tax rate in 2013 was 33.7% compared to 36.5% in the prior year and 37.4% in 2011. The declining adjusted tax rate from 2011 is due to the favorable mix of taxable income and changes to the capital structure in several countries.
Net Income from Continuing Operations
As a result of the discussion herein, adjusted net income from continuing operations in 2013 was $195.7 million and $181.7 million in 2012. Adjusted net income from continuing operations in 2011 was $193.2 million.

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

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, then from additional borrowings and lastly from additional equity offerings. In periods when sales are decreasing, we will have improved cash flows due to reduced working capital requirements. During such periods, we will use the expanded cash flow to reduce the amount of leverage in our capital structure until such time as the outlook for improved economic conditions and growth is clear. We will also from time to time issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.
Net cash provided by operations was $334.5 million in 2013 which compares to $142.9 million of cash provided by operations in 2012. Excluding the $34.0 million contribution to the pension plan to fund the majority of the lump-sum payment option offered to terminated vested participants, cash flow provided by operations in 2012 was $176.9 million. The $334.5 million in 2013 represented an increase of $157.6 million compared to 2012, excluding the $34.0 million pension plan contribution. The increase in cash flow provided by operations is a result of improved earnings and our continued focus on improving working capital efficiency combined with the effects of slower sales growth in the business. Net cash provided by operating activities in 2012 compares to $145.8 million in 2011.
Consolidated net cash used in investing activities was $32.2 million. This compares to net cash used in investing activities of $89.5 million in 2012, which included $55.3 million for the acquisition of Jorvex and $34.2 million for capital expenditures. In 2012, we paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt to acquire Jorvex. This compares to net cash provided by investing activities of $118.8 million in 2011, which included $143.6 million from the sale of our Aerospace business offset by $26.4 million in capital expenditures. Capital expenditures of $32.2 million in fiscal 2013 compared to $34.2 million and $26.4 million in 2012 and 2011, respectively. Capital expenditures are expected to be approximately $40 - $45 million in 2014 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash used in financing activities was $324.1 million in 2013 compared to $68.8 million and $235.5 million in 2012 and 2011, respectively. During 2013, our Notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Notes due 2013 in cash. Available borrowings under our accounts receivable securitization facility and long-term revolving credit facility were used to retire the Notes due 2013. In 2012, we issued $350 million principal amount of Notes due 2019 and repaid $209.3 million of borrowings under revolving credit facilities. This compares to repayments of borrowings of $49.4 million in 2011. Over the last three fiscal years, we have returned over $480 million of excess capital to shareholders through the repurchase of common stock and special dividends.

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
At the end of the fiscal 2013, we had approximately $323.9 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $145.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $478.9 million of available borrowings at the end of 2013. With a year-end cash balance of $57.3 million, along with available committed credit facilities, we will continue to evaluate the optimal use of these funds. Our debt-to-total capitalization was 44.9%, 50.3% and 44.7% at the end of fiscal years 2013, 2012 and 2011, respectively.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of January 3, 2014, all of our available borrowings would be permitted. For further information, including information regarding our credit arrangements, see Note 5. "Debt" in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Commitments
At the end of fiscal 2013, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

	Payments due by period
	2014	2015	2016	2017	2018	Beyond 2018	Total
	(In millions)
Debt [a]	$39.7	$345.0	$—	$—	$101.5	$350.0	$836.2
Contractual Interest [b]	41.9	32.2	24.0	24.0	20.9	6.6	149.6
Purchase Obligations [c]	524.4	10.0	5.0	—	—	—	539.4
Operating Leases	57.8	45.5	34.1	23.1	18.3	43.2	222.0
Deferred Compensation Liability [d]	3.0	3.8	3.9	3.6	3.1	28.7	46.1
Pension Plans [e]	15.1	—	—	—	—	—	15.1
Total Obligations	$681.9	$436.5	$67.0	$50.7	$143.8	$428.5	$1,808.4
Liabilities related to unrecognized tax benefits of $4.4 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $115.0 million at January 3, 2014, which are subject to various provisions of each respective country. Approximately $21.6 million of this amount expires between 2014 and 2023, and $93.4 million of the amount has an indefinite life. See Note 7. "Income Taxes" in the notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The $145.0 million outstanding under the accounts receivable securitization facility will mature in 2015. The book value of the Notes due 2014 was $32.1 million at January 3, 2014 and will accrete to $32.3 million when contractually due in 2014. Other borrowings of $7.4 million are contractually due in 2014 Borrowings under our long-term revolving credit facilities of $101.5 million mature in 2018. The Notes due 2015 and the Notes due 2019 are $200.0 million and $350.0 million, respectively.

(b)	Interest payments on debt outstanding at January 3, 2014 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at January 3, 2014.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 3, 2014, the deferred compensation liability was $46.1 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At January 3, 2014, the cash surrender value of these company-owned life insurance policies was $34.6 million.

(e)
The majority of our various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At January 3, 2014 the current portion of our net pension liability of $31.1 million was $0.8 million. We currently estimate that we will contribute $15.1 million to our foreign and domestic pension plans in 2014, which includes $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2014.

Critical Accounting Policies and Estimates
We believe that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, with the exception of the goodwill and related long-lived asset impairment charges in 2009 and 2012, our estimates in these critical areas have not differed materially from actual results.

Allowance for Doubtful Accounts
At January 3, 2014 and December 28, 2012, we reported net accounts receivable of $1,182.8 million and $1,225.5 million, respectively. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $16.8 million and $21.4 million at the end of 2013 and 2012, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

•	Customers that are no longer paying their balances are reserved based on the historical write-off percentages;

•
Risk accounts are individually reviewed and the reserve is based on the probability of potential default. We continually monitor payment patterns of customers, investigate past due accounts to assess the likelihood of collection and monitor industry and economic trends to estimate required allowances; and

•	The outstanding balance for customers who have declared bankruptcy is reserved at the outstanding balance less the estimated net realizable value.
If circumstances related to the above factors change, our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount.
Inventory Obsolescence
At January 3, 2014 and December 28, 2012, we reported inventory of $959.8 million and $1,060.9 million, respectively (net of inventory reserves of $57.0 million and $61.5 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
Pension Expense
Accounting rules related to pensions and the policies we use generally reduce the recognition of actuarial gains and losses in the net benefit cost, as any significant actuarial gains/losses are amortized over the remaining service lives of the plan participants. These actuarial gains and losses are mainly attributable to the return on plan assets that differ from that assumed and differences in the obligation due to changes in the discount rate, plan demographic changes and other assumptions.
A significant element in determining our net periodic benefit cost in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) is the expected return on plan assets. For 2013, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.86%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2013. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 11.9% in 2013 as compared to a gain of 9.3% in 2012. As a result, the fair value of plan assets is $436.7 million at the end of fiscal 2013, compared to $385.7 million at the end of fiscal 2012. When the difference between the expected return and the actual return on plan assets is significant, the difference is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Accumulated other comprehensive loss,” a component of “Stockholders’ Equity” in the Consolidated Balance Sheets.

The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2013 and 2012, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index). These rates are adjusted to match the duration of the liabilities associated with the pension plans. At January 3, 2014 and December 28, 2012, we determined the consolidated weighted-average rate of all plans to be 4.64% and 4.08%, respectively, and used this rate to measure the projected benefit obligation at the end of each respective fiscal year end. The increase in the discount rate and the strengthening of the U.S. dollar has decreased the projected benefit obligation. The decrease in the projected benefit obligation is also due to the pension plan changes outlined below. As a result, the projected benefit obligation decreased to $467.8 million at the end of fiscal 2013 from $481.1 at the end of fiscal 2012. Our consolidated net pension liability was $31.1 million at the end of fiscal 2013 compared to $95.4 million at the end of 2012.
In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that will reduce future expenses and contributions. First, we offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions we made to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, we made changes to our existing U.S. defined benefit plan which were effective as of December 31, 2013 that froze benefits provided to employees hired on or before June 1, 2004. This change resulted in a remeasurement of the projected benefit obligation, resulting in a reduction of the balance by $44.6 million in the fourth quarter of 2012. These employees are covered under the personal retirement account pension formula described more fully in Note 8. “Pension Plans, Post-Retirement Benefits and Other Benefits” in the Notes to the Consolidated Financial Statements.
We recognized net periodic cost of $16.7 million in 2013, down from $41.0 million in 2012. Excluding the settlement charge in 2012, our 2013 net periodic costs decreased approximately 35%. The decline in pension cost is primarily due to the amendments to the U.S. pension plan described above which more than offset the impact of the decline in the consolidated weighted average discount rate from 4.56% in 2012 to 4.08% in 2013.
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2014 pension expense of approximately $2.6 million and an increase in the projected benefit obligations at January 3, 2014 of $39.3 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2014 expense of approximately $2.2 million.
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
Beginning in 2012, we utilized the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter for three of our four reporting units. In addition to the qualitative approach, we also performed a combination of the quantitative evaluation of the income and market approach to determine the fair value of our former European reporting unit, during the third quarter of 2012. As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, we reassigned the carrying amount of goodwill to our new reporting units based on the relative fair value assigned as of the effective date of our change in segment reporting. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units as a result of this change. In connection with our fourth quarter interim assessment to test for goodwill impairment, we performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".
The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach we determine the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management.

The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.
If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described above. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied residual value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
Other than goodwill, we do not have any material indefinite-lived intangible assets. Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
At the end of fiscal 2013, we expect the carrying amount of goodwill, allocated to each of our segments, and our long-lived assets to be fully recoverable.
Deferred Tax Assets
At January 3, 2014 and December 28, 2012, our allowance for deferred tax assets was $21.9 million and $22.2 million, respectively. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
Uncertain Tax Positions
In the normal course of business, we are audited by federal, state and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes our tax positions comply with applicable tax law and we intend to defend our positions. We recognize the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. Our effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevailed in positions for which reserves have been established, or were required to pay amounts in excess of established reserves.
As of January 3, 2014, the aggregate amount of global uncertain tax position liabilities and related interest and penalties recorded was approximately $4.4 million. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to minimize these risks, but not for trading purposes. Our strategy is to negotiate terms for our derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). Our counterparties to our derivative contracts have investment-grade credit ratings. We expect the creditworthiness of our counterparties to remain intact through the term of the transactions. We regularly monitor the creditworthiness of our counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in “Other, net” in our Consolidated Statements of Income. During periods of volatility in foreign exchange rates, we can be subject to significant foreign exchange gains and losses since there is a time lag between when we incur the foreign exchange exposure and when we have the information to properly hedge the exposure.
Foreign Exchange Risk
Our foreign currency-denominated sales were 34% in 2013, 34% in 2012 and 35% in 2011. Our exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). We also have exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), Turkey (Lira) and Venezuela (Bolivar).
Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of Accumulated other comprehensive income/loss in our Consolidated Balance Sheets. In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Income.
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on its reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At January 3, 2014 and December 28, 2012, the notional amount of the foreign currency forward contracts outstanding was approximately $152.0 million and $346.9 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $15.5 million and $37.1 million loss in fiscal 2013 and 2012, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.
Venezuela Foreign Exchange
Our functional currency for financial reporting purposes in Venezuela is the U.S. dollar (“USD”). Inventory is sourced from vendors in the United States (including the parent company of the Venezuelan subsidiary, Anixter Inc.) and paid for in USD. Sales to customers are invoiced in the local bolivar currency and bolivars are collected from customers to settle outstanding receivables. Since 2009, local government restrictions have made it increasingly difficult to transfer cash out of Venezuela.
Historically, we have utilized the parallel market (which involves using bolivars to purchase Venezuelan securities and then swapping those securities for USD denominated investments) to obtain USD to settle USD liabilities, which resulted in unfavorable foreign exchange rates as compared with the official rate in Venezuela. As a result of the factors that led to increased usage of the parallel market, including cash remittance to the parent, we re-evaluated our historical practice of remeasuring bolivar-denominated monetary assets (primarily cash and accounts receivable) into USD using the official exchange rate for financial reporting purposes. As a result of this re-evaluation, we concluded that the use of the parallel rate for remeasurement purposes was most appropriate.

In 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela. Under the new regulations, we are limited to converting the Venezuelan bolivar to USD at a rate of $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela. The bolivar to USD exchange rate under SITME was adjusted to 5.3 bolivars to one USD in the second quarter of 2010, resulting in a pre-tax foreign exchange gain of $2.1 million. The bolivar to USD exchange rate was 5.53 bolivars to one USD at the end of 2012, 2011 and 2010.
Through the end of fiscal 2012, the rate at which we obtained permission to repatriate cash through SITME varied and was determined by the Central Bank. The rate reflected in our Consolidated Financial Statements has been the average exchange rate obtained during the reporting period for transactions that we execute through SITME. We received small approval amounts from the regulatory authority in Venezuela at rates of 4.30; however, we have not historically considered this representative of the rate at which we can repatriate significant cash in a consistent manner. Therefore, we have not used the official rate for U.S. GAAP accounting.
In February 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. In addition, Venezuelan officials announced that they would be discontinuing the SITME system. As a result of this change, we recorded a $1.1 million pre-tax foreign exchange loss in the first quarter of 2013.
In March 2013, the Venezuelan government launched the Complementary System for the Administration of Foreign Currency ("SICAD"), which allows entities to bid on foreign currency being sold by the government at the official exchange rate or at higher rates than the official exchange rate. Specifically, the Venezuelan government held an auction under SICAD for select importers, which did not include us. Therefore, since February 2013, we have continued to use the official rate of 6.30 bolivars to one USD as the rate that we could repatriate cash from Venezuela through the end of fiscal 2013.
In January 2014, the Venezuelan government changed its policies regarding the bolivar which we believe will now require us to use the SICAD rate, currently 11.36 bolivars to one USD, to repatriate cash from Venezuela. We are currently evaluating the potential impact of this change, but it is not expected to have a material impact on our Consolidated Financial Statements.
Argentina Foreign Exchange
Our functional currency for financial reporting purposes in Argentina is the U.S. dollar ("USD"). Inventory is sourced from vendors in the United States (including the parent company of the Argentina subsidiary, Anixter, Inc.) and paid for in USD. Sales to customers are invoiced in the local peso currency and pesos are collected from customers to settle outstanding receivables.
In January 2014, the Argentina peso devalued significantly after the central bank scaled back its intervention in a bid to preserve USD cash reserves that have fallen to a seven-year low. As a result, the peso dropped over 12 percent to approximately 8.0 pesos to one dollar at the end of January 2014. We are currently evaluating the potential impact of this change, but it is not expected to have a material impact on our Consolidated Financial Statements.
Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
The carrying value of our nonconvertible fixed-rate debt (specifically, Notes due 2019, Notes due 2015 and Notes due 2014) was $582.2 million and $581.6 million at January 3, 2014 and December 28, 2012, respectively. The fair value of the nonconvertible fixed-rate debt instruments was $614.0 million and $622.7 million at January 3, 2014 and December 28, 2012, respectively. Our Notes due 2019, Notes due 2014 and Notes due 2015 bear interest at a fixed rate of 5.625%, 10.0% and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the nonconvertible fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the nonconvertible fixed-rate debt would decrease by 1.2% and 1.6% at January 3, 2014 and December 28, 2012, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 1.3% and 1.6% at January 3, 2014 and December 28, 2012, respectively.
Changes in the fair market value of our debt do not affect the reported results of operations unless we are retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of this magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in our financial structure.
See Note 5. “Debt” in the Notes to the Consolidated Financial Statements for further detail on outstanding debt obligations.

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “estimate,” “plan,” “project,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 27 to 66 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 3, 2014 and December 28, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 3, 2014 and December 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2014

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Net sales	$6,226.5	$6,253.1	$6,146.9
Cost of goods sold	4,803.8	4,844.4	4,739.5
Gross profit	1,422.7	1,408.7	1,407.4
Operating expenses	1,066.2	1,077.7	1,044.6
Impairment of goodwill and long-lived assets	1.7	48.5	—
Operating income	354.8	282.5	362.8
Other expense:
Interest expense	(47.4)	(59.7)	(50.1)
Other, net	(11.4)	(13.6)	(9.2)
Income from continuing operations before income taxes	296.0	209.2	303.5
Income tax expense	95.6	84.6	102.8
Net income from continuing operations	200.4	124.6	200.7
Income (loss) from discontinued operations, net of tax	0.1	0.2	(12.5)
Net income	$200.5	$124.8	$188.2
Income per share:
Basic:
Continuing operations	$6.11	$3.76	$5.87
Discontinued operations	$0.01	$0.01	$(0.37)
Net income	$6.12	$3.77	$5.50
Diluted:
Continuing operations	$6.04	$3.69	$5.71
Discontinued operations	$—	$—	$(0.35)
Net income	$6.04	$3.69	$5.36
Basic weighted-average common shares outstanding	32.8	33.1	34.2
Effect of dilutive securities:
Stock options and units	0.3	0.3	0.4
Convertible notes due 2013	0.1	0.4	0.3
Convertible notes due 2033	—	—	0.2
Diluted weighted-average common shares outstanding	33.2	33.8	35.1

Dividend declared per common share	$5.00	$4.50	$—
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Net income	$200.5	$124.8	$188.2
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax	40.2	17.9	(41.4)
Foreign currency translation	(15.0)	15.9	(18.3)
Changes in fair market value of derivatives, net of tax	—	(0.1)	1.0
Foreign currency translation recognized in net income	—	—	1.0
Other comprehensive income (loss)	25.2	33.7	(57.7)
Comprehensive income	$225.7	$158.5	$130.5
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

ASSETS	January 3, 2014	December 28, 2012
Current assets:
Cash and cash equivalents	$57.3	$89.4
Accounts receivable (Includes $524.2 and $527.2 at January 3, 2014 and December 28, 2012, respectively, associated with securitization facility)	1,182.8	1,225.5
Inventories	959.8	1,060.9
Deferred income taxes	32.8	40.7
Other current assets	43.0	33.6
Total current assets	2,275.7	2,450.1
Property and equipment, at cost	328.0	314.4
Accumulated depreciation	(224.0)	(218.5)
Net property and equipment	104.0	95.9
Goodwill	342.1	342.0
Other assets	139.0	201.6
Total assets	$2,860.8	$3,089.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691.9	$716.9
Accrued expenses	210.5	249.5
Short-term debt	—	0.9
Total current liabilities	902.4	967.3
Long-term debt (Includes $145.0 and $82.0 at January 3, 2014 and December 28, 2012 respectively, associated with securitization facility)	836.0	982.2
Other liabilities	95.0	170.2
Total liabilities	1,833.4	2,119.7
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 32,853,702 and 32,537,986 shares issued and outstanding at January 3, 2014 and December 28, 2012, respectively	32.9	32.5
Capital surplus	216.3	218.6
Retained earnings	804.8	770.6
Accumulated other comprehensive loss:
Foreign currency translation	0.4	15.4
Unrecognized pension liability, net	(27.2)	(67.4)
Unrealized gain on derivatives, net	0.2	0.2
Total accumulated other comprehensive loss	(26.6)	(51.8)
Total stockholders’ equity	1,027.4	969.9
Total liabilities and stockholders’ equity	$2,860.8	$3,089.6
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Operating activities:
Net income	$200.5	$124.8	$188.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.1	22.5	22.1
Deferred income taxes	22.3	(9.4)	7.2
Stock-based compensation	13.6	14.6	11.1
Amortization of intangible assets	8.0	10.0	11.4
Accretion of debt discount	2.8	17.9	17.1
Amortization of deferred financing costs	2.6	3.1	2.5
Pension plan contributions (including settlements)	(15.3)	(57.4)	(20.2)
Pension plan expenses	16.7	41.0	16.4
Excess income tax benefit from employee stock plans	(1.6)	(3.1)	(6.9)
Impairment of goodwill and long-lived assets	1.7	48.5	—
Loss on sale of business	—	—	22.6
Changes in current assets and liabilities:
Accounts receivable	36.9	(23.4)	(97.2)
Inventories	96.9	42.9	(199.2)
Accounts payable	(19.9)	(4.5)	75.1
Other current assets and liabilities, net	(53.5)	(86.3)	95.6
Other, net	0.7	1.7	—
Net cash provided by operating activities	334.5	142.9	145.8
Investing activities:
Capital expenditures, net	(32.2)	(34.2)	(26.4)
Acquisition of businesses, net of cash acquired	—	(55.3)	1.6
Net proceeds from sale of business	—	—	143.6
Net cash (used in) provided by investing activities	(32.2)	(89.5)	118.8
Financing activities:
Proceeds from borrowings	593.7	615.5	1,023.7
Repayment of borrowings	(441.4)	(824.8)	(1,073.1)
Retirement of Notes due 2013	(300.0)	—	—
Payment of special cash dividend	(165.7)	(151.4)	(0.9)
Payments for repurchase of warrants	(19.2)	—	—
Proceeds from stock options exercised	8.1	3.4	13.4
Excess income tax benefit from employee stock plans	1.6	3.1	6.9
Deferred financing costs	(1.2)	(7.6)	(4.2)
Proceeds from issuance of Notes due 2019	—	350.0	—
Purchases of common stock for treasury	—	(59.2)	(107.5)
Retirement of Convertible Notes due 2033 – debt component	—	—	(48.9)
Retirement of Convertible Notes due 2033 – equity component	—	—	(44.9)
Other, net	—	2.2	—
Net cash used in financing activities	(324.1)	(68.8)	(235.5)
(Decrease) increase in cash and cash equivalents	(21.8)	(15.4)	29.1
Effect of exchange rate changes on cash balances	(10.3)	(1.3)	(1.4)
Cash and cash equivalents at beginning of period	89.4	106.1	78.4
Cash and cash equivalents at end of period	$57.3	$89.4	$106.1
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	34.3	$34.3	$230.1	$774.2	$(27.8)	$1,010.8
Net income	—	—	—	188.2	—	188.2
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $21.4	—	—	—	—	(41.4)	(41.4)
Foreign currency translation	—	—	—	—	(18.3)	(18.3)
Foreign currency translation related to sale of business recognized in net income	—	—	—	—	1.0	1.0
Changes in fair market value of derivatives, net of tax of $0.4	—	—	—	—	1.0	1.0
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 9.)	(2.0)	(2.0)	—	(105.5)	—	(107.5)
Equity component of repurchased convertible debt, net of tax of $6.2 (see Note 5.)	—	—	(38.7)	—	—	(38.7)
Reversal of tax benefit on equity component of convertible debt repurchases (see Note 7.)	—	—	(18.7)	—	—	(18.7)
Stock-based compensation	—	—	11.1	—	—	11.1
Issuance of common stock and related tax benefits	0.9	0.9	12.7	—	—	13.6
Balance at December 30, 2011	33.2	$33.2	$196.5	$857.0	$(85.5)	$1,001.2
Net income	—	—	—	124.8	—	124.8
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $15.7	—	—	—	—	17.9	17.9
Foreign currency translation	—	—	—	—	15.9	15.9
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Special dividend declared on common stock ($4.50 per share)	—	—	—	(153.1)	—	(153.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 9.)	(1.0)	(1.0)	—	(58.2)	—	(59.2)
Stock-based compensation	—	—	14.6	—	—	14.6
Issuance of common stock and related tax benefits	0.3	0.3	7.5	—	—	7.8
Balance at December 28, 2012	32.5	$32.5	$218.6	$770.6	$(51.8)	$969.9
Net income	—	—	—	200.5	—	200.5
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $24.1	—	—	—	—	40.2	40.2
Foreign currency translation	—	—	—	—	(15.0)	(15.0)
Special dividend declared on common stock ($5.00 per share)	—	—	—	(166.5)	—	(166.5)
Dividend forfeited on common stock	—	—	—	0.2	—	0.2
Payment for repurchase of warrants	—	—	(19.2)	—	—	(19.2)
Stock-based compensation	—	—	13.6	—	—	13.6
Issuance of common stock and related tax benefits	0.4	0.4	3.3	—	—	3.7
Balance at January 3, 2014	32.9	$32.9	$216.3	$804.8	$(26.6)	$1,027.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company”) and sometimes referred to in this Annual Report on Form 10-K as "we", "our", "us", or "ourselves", formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM supply fasteners and other small parts through Anixter Inc. and its subsidiaries.
Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. Our fiscal year ends on the Friday nearest December 31 and includes 53 weeks in 2013 and 52 weeks in 2012 and 2011. Certain amounts have been reclassified to conform to the current year presentation. In addition, we have presented the effect of exchange rate changes on cash balances in our Consolidated Statements of Cash Flows which were immaterial in years prior to 2013.
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
Receivables and allowance for doubtful accounts: We carry our accounts receivable at their face amounts less an allowance for doubtful accounts, which was $16.8 million and $21.4 million at the end of 2013 and 2012, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $10.4 million, $7.5 million and $8.0 million in 2013, 2012 and 2011, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
Inventories: Inventories, consisting primarily of purchased finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. We have agreements with some of our vendors that provide a right to return products. This right is typically limited to a small percentage of our total purchases from that vendor. Such rights provide that we can return slow-moving product and the vendor will replace it with faster-moving product chosen by us. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce our current inventory carrying cost down to the manufacturer’s current price. We consider these agreements in determining our reserve for obsolescence.
At January 3, 2014 and December 28, 2012, we reported inventory of $959.8 million and $1,060.9 million, respectively (net of inventory reserves of $57.0 million and $61.5 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment: At January 3, 2014, net property and equipment consisted of $76.8 million of equipment and computer software and approximately $27.2 million of buildings and leasehold improvements. At December 28, 2012, net property and equipment consisted of $76.3 million of equipment and computer software and approximately $19.6 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. We continually evaluate whether events or circumstances have occurred that would indicate the remaining useful lives of our property and equipment warrant revision or that the remaining balance of such assets may not be recoverable. In 2013 and 2012, we recorded non-cash impairment charges related to the write-down of property and equipment and these charges are reflected in our operating results. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets". Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations, including an immaterial amount of capital lease depreciation, was $22.1 million, $22.5 million and $22.1 million in 2013, 2012 and 2011, respectively.
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and we have committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At January 3, 2014 and December 28, 2012, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $39.1 million and $35.1 million, respectively. Amortization expense charged to operations for capitalized costs was $3.2 million, $1.9 million and $1.5 million in 2013, 2012 and 2011, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2013, 2012 and 2011 were insignificant.
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
Beginning in 2012, we utilized the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter for 3 of our 4 reporting units. In addition to the qualitative approach, we also performed a combination of the quantitative evaluation of the income and market approach to determine the fair value of our former European reporting unit during the third quarter of 2012.

As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, we reassigned the carrying amount of goodwill to our new reporting units based on the relative fair value assigned as of the effective date of our change in segment reporting. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units as a result of this change. In connection with our fourth quarter interim assessment to test for goodwill impairment, we performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".
The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach we determine the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management.
The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or EBITDA) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described above. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
Intangible assets: Intangible assets other than goodwill, included in other assets on the consolidated balance sheets, primarily consist of customer relationships that are being amortized over periods ranging from 3 to 15 years. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. For definite-lived intangible assets, we use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. In 2012, we recorded a non-cash impairment charge related to definite-lived intangible assets and these charges are reflected in the operating results. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets". At January 3, 2014 and December 28, 2012, the gross carrying amount of intangibles subject to amortization was $104.1 million and $103.2 million, respectively. Accumulated amortization was $48.8 million and $40.8 million at January 3, 2014 and December 28, 2012, respectively. At January 3, 2014, we did not have any indefinite-lived intangible assets not subject to amortization.
Intangible amortization expense is expected to average $7.0 million per year for the next five years.

Convertible Debt: We separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The liability and equity components are accounted for in a manner that reflects our nonconvertible debt borrowing rate. The bifurcation of the component of debt, classification of that component in equity and the accretion of the resulting discount on the debt is recognized as part of interest expense in our Consolidated Statements of Income. These provisions impact the accounting associated with our $300 million convertible notes due 2013 (“Notes due 2013”) which were outstanding at the end of 2012, and subsequently retired in February 2013. The following table provides additional information about these notes:

	December 28, 2012	December 30, 2011
($ and shares in millions, except conversion prices)
Carrying amount of the equity component	$53.3	$53.3
Principal amount of the liability component	$300.0	$300.0
Unamortized discount of liability component (a)	$(2.2)	$(19.7)
Net carrying amount of liability component	$297.8	$280.3
Remaining amortization period of discount (a)	2 months	(c)
Conversion price	$55.81	(c)
Number of shares to be issued upon conversion	5.4	(c)
If-converted value exceeds principal amount (b)	$36.7	(c)

(a)
The Notes due 2013 were issued in February of 2007. For convertible debt accounting purposes, the expected life was determined to be six years from the issuance date. As such, we amortized the unamortized discount through interest expense through February of 2013.

(b)
If-converted value amounts are for disclosure purposes only. The Notes due 2013 were convertible when the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than $72.55. Based on our stock prices during the year, the Notes due 2013 were not convertible during 2012 or 2011.

(c)	Data not required for comparative purposes.
The fair value of the liability component was calculated based on a discount rate of 7.1%, representing our nonconvertible debt borrowing rate at issuance for debt instruments with similar terms and characteristics. For accounting purposes, the expected life for a similar instrument was six years, which was used to develop the nonconvertible debt borrowing rate. Interest cost relates to both the contractual interest coupon and amortization of the discount on the liability component. Non-cash interest cost recognized was $2.8 million, $17.9 million and $17.1 million for fiscal years 2013, 2012 and 2011, respectively. Cash interest cost recognized was $0.3 million, $3.0 million, and $3.0 million in fiscal years 2013, 2012 and 2011.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other, net: The following represents the components of “Other, net” as reflected in the Consolidated Statements of Income for the fiscal years 2013, 2012 and 2011:

	Years Ended
(In millions)	January 3, 2014	December 28, 2012	December 30, 2011
Other, net loss:
Foreign exchange	$(10.9)	$(11.7)	$(7.1)
Cash surrender value of life insurance policies	0.2	0.5	(0.9)
Other	(0.7)	(2.4)	(1.2)
	$(11.4)	$(13.6)	$(9.2)
Due to the strengthening of the U.S. dollar against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded a foreign exchange loss of $10.9 million, $11.7 million and $7.1 million in 2013, 2012 and 2011, respectively. In 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.30 bolivars to one U.S. dollar to 6.30 bolivars to one U.S. dollar. As a result of the devaluation, through the end of fiscal 2013, we believed that the official rate of 6.30 bolivars to one U.S. dollar would be the rate available to us in the event we repatriate cash from Venezuela. Subsequent the end of fiscal 2013, Venezuela changed its policy regarding the bolivar, which we believe will now require us to use a rate of 11.36 bolivars to one USD to repatriate cash from Venezuela. For further information, see Note. 13 "Subsequent Events."
The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. In 2013, we recorded interest income of $0.7 million related to closing prior tax years. In 2012, we recorded a charge for interest and penalties associated with prior year tax liabilities of $1.7 million ($1.1 million net of tax).
Fair value measurement: Our assets and liabilities measured at fair value on a recurring basis consist of foreign currency forward contracts and the assets of our defined benefit plans. The fair value of the foreign currency forward contracts is discussed below in the section titled “Foreign currency translation.” The fair value of the assets of our defined benefit plans is discussed in Note 8. "Pension Plans, Post-Retirement Benefits and Other Benefits". The nonrecurring fair value measurements include our evaluation of the recoverability of goodwill and related evaluation of long-lived assets. The fair value measurements of goodwill and long-lived assets is discussed in Note 4. "Impairment of Goodwill and Long-lived Assets". Fair value disclosures of debt are discussed in Note 5. "Debt".
The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3. In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. We also establish a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $27.6 million and $31.4 million at January 3, 2014 and December 28, 2012, respectively.
In connection with the sales of our products, we often provide certain supply chain services. These services are provided exclusively in connection with the sales of products, and as such, the price of such services is included in the price of the products delivered to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement. There are no significant post-delivery obligations associated with these services.
In those cases where we do not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. We generally take title to the goods when shipped by the manufacturer and then we bill the customer for the product upon transfer of the title to the customer.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales taxes: Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Consolidated Statements of Income.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $12.8 million, $13.1 million and $12.1 million in 2013, 2012 and 2011, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.
Shipping and handling fees and costs: We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses on the Consolidated Statements of Income, which were $110.5 million, $106.4 million and $108.4 million for the years ended 2013, 2012 and 2011, respectively.
Stock-based compensation: In accordance with U.S. accounting rules, we measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.
Foreign currency translation: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (loss) (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting about the effect of the reclassification is required on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. Generally Accepted Accounting Principles (“GAAP”) is required in the notes. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Adoption of this guidance at the beginning of fiscal 2013 resulted in the additional disclosures but did not have any other impact on our financial statement disclosures.
Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the year, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ equity, “Foreign currency translation,” which is a component of AOCI. In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
We also accumulate items in AOCI for prior service costs and actuarial gains/losses related to our defined benefit obligations, an immaterial interest rate lock, which was designated as a cash flow hedge in connection with a debt offering completed in 2005 and derivatives on firm commitments in 2013, which were designated as cash flow hedges. See Note 8. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income. The amounts reclassified into net income related to the interest rate lock and the derivatives on firm commitments were insignificant.
Foreign currency transactions: Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Consolidated Statements of Income. See above "Other, net" discussion.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At January 3, 2014 and December 28, 2012, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At January 3, 2014 and December 28, 2012, the notional amount of the foreign currency forward contracts outstanding was approximately $152.0 million and $346.9 million, respectively. The fair value of our foreign currency forward contracts was not significant at January 3, 2014 or December 28, 2012.
Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We recognize the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position.

Net income per share: Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
In 2013, 2012 and 2011, 0.3 million, 0.3 million and 0.4 million additional shares, respectively, related to stock options and stock units were included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For 2013, we had no antidilutive stock options and units. We excluded 0.2 million, and 0.4 million antidilutive stock options and units for 2012 and 2011, respectively.
As discussed in Note 5. "Debt", the Notes due 2013 and Notes due 2033 have been retired; however, they were dilutive during various periods in 2013, 2012 and 2011. Specifically, as a result of our average stock price exceeding the average accreted value during 2013, 2012 and 2011, we included 0.1 million, 0.4 million and 0.3 million additional shares, respectively, related to the Notes due 2013 in the diluted weighted-average common shares outstanding. As a result of the conversion value exceeding the conversion price during 2011, we included 0.2 million additional shares related to the Notes due 2033 in the diluted weighted-average common shares outstanding.
Recently issued and adopted accounting pronouncements: We do not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	January 3, 2014	December 28, 2012
	(In millions)
Salaries and fringe benefits	$89.9	$81.6
Other accrued expenses	120.6	167.9
Total accrued expenses	$210.5	$249.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3.  RESTRUCTURING CHARGE
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a $10.1 million pre-tax charge, which is included in “Operating expenses” in our Consolidated Statements of Income for fiscal year 2012. The restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. At January 3, 2014, the majority of the remaining accrual related to this charge of $2.7 million is expected to be paid by the end of 2014. The following table summarizes activity related to liabilities associated with restructuring and employee severance (in millions):

	Restructuring Charge
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 30, 2011	$0.7	$1.2	$1.9
Charges	8.0	2.1	10.1
Payments and other	(2.0)	(0.9)	(2.9)
Balance at December 28, 2012	6.7	2.4	9.1
Payments and other	(4.4)	(2.0)	(6.4)
Balance at January 3, 2014	$2.3	$0.4	$2.7

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.

NOTE 4.  IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS
We perform our annual goodwill impairment analysis during the third quarter of each fiscal year. For a number of years and through the end of the third quarter of 2012, our reporting units were consistent with our operating segments of North America, Europe, Latin America and Asia Pacific. In the fourth quarter of 2012, we reorganized our business segments from geography to end market to reflect our realigned segment reporting structure. In connection with this change and in accordance with the provisions of ASC 350 regarding Goodwill and Intangible Assets, we were required to reassign the carrying amount of goodwill, based on the relative fair value of our new reporting units (which are the same as the realigned reportable segments of Enterprise Cabling and Security Solutions ("ECS"), Electrical and Electronic Wire and Cable ("W&C") and OEM Supply). See Note 10. "Business Segments" for further information regarding this change and the amounts allocated to each new segment. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units and an assessment of the recoverability of our long-lived assets as a result of this change. The following describes the approach for evaluating the recoverability of goodwill and long-lived assets.
Goodwill
During the third quarter of 2012, we performed our annual goodwill impairment utilizing the qualitative assessment approach and concluded that it was more likely than not (i.e., a likelihood of greater than 50%) that the fair values of each of the North America, Latin America and Asia Pacific reporting units were greater than their carrying amounts and therefore the two-step quantitative impairment test was not necessary. However, as a result of the continued downturn in global economic conditions, the sovereign debt crisis in Europe, as well as consumer confidence at recessionary levels in this geography, our Europe reporting unit had experienced a decline in sales, margin and profitability as compared to both the prior year and future projections. Due to market and economic conditions as well as our revised forecasts, we concluded that there were qualitative factors for the Europe reporting unit that indicated it was more likely than not that the fair value of this reporting unit was less than its carrying amount and therefore required the two-step quantitative impairment test in the third quarter of 2012.
For the Europe reporting unit, we performed a quantitative evaluation utilizing the income and market approaches to determine the fair value of the reporting unit. Estimated future cash flows were based on our internal projection models, industry projections, and other assumptions deemed reasonable by management. The financial multiples of comparable companies were also considered in the determination of fair value. The discount rate of 12.9% was used to discount future cash flows and a terminal growth rate of 3.0% was used in the projections. Based on the results of our assessment in step one, it was determined that the carrying value of the Europe reporting unit exceeded its estimated fair value.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Therefore, we performed the second step of the impairment test to estimate the implied residual value of goodwill in Europe. In the second step of the impairment analysis, we determined the implied residual value of goodwill for the Europe reporting unit by allocating the fair value of the reporting unit to all of Europe’s assets and liabilities, as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value. The analysis indicated that there would no longer be an implied value attributable to goodwill and, accordingly, in the third quarter of 2012, we recorded a non-cash impairment charge related to the write-off of the remaining goodwill of $10.8 million associated with this reporting unit.
As a result of the change in segments in the fourth quarter of 2012, we were required to reassign the carrying amount of goodwill, based on the relative fair value of our new reporting units, to our new reporting units. We determined the fair value of each reporting unit utilizing a combination of the income and market approach discussed previously. A discount rate was determined for each reporting segment based on the geographical source of their respective sales, size of the segment and other factors. Following are the discount rates used in the determination of the fair value of the reporting units: ECS 10.0%, W&C 9.9% and OEM Supply 12.3%. The OEM Supply discount rate was higher than the other two segments primarily due to a higher risk premium due to its smaller size. A terminal growth rate of 3.0% was used for all segments. Our goodwill balances were then allocated to each segment based on the relative enterprise values of the segments.

From the enterprise values calculated above, we determined the shareholder value (equity value) for each segment by subtracting debt from the enterprise value and making other adjustments. We then summed the shareholder values and compared the sum to the shareholder value of Anixter International Inc., on the date of the segment change. The comparison indicated a control premium of 26%. We concluded that the control premium was reasonable. The resulting fair values of the ECS and W&C segments were significantly above their respective carrying values while the fair value of the OEM Supply segment was significantly below its carrying value.
Based on the results above, we concluded that the OEM Supply segment failed step one of the impairment test. Since the shareholder value of the OEM supply segment was significantly below its carrying value, we determined there was no implied residual value for goodwill. As a result of this evaluation, we recorded a non-cash impairment charge of $15.3 million related to the write-off of all the goodwill allocated to the OEM Supply segment.
As a result of our annual assessment of the recoverability of goodwill (performed qualitatively) during the third quarter of 2013, we expect the carrying amount of goodwill, allocated to each of the reporting units, to be fully recoverable at January 3, 2014.
Long-Lived Assets
Other than goodwill, we do not have any material indefinite-lived intangible assets. Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
Due to the impairment of goodwill recorded during the third and fourth quarters of 2012, we also evaluated the realizability of long-lived assets in those respective reporting units. The following describes the approach for evaluating our long-lived assets in the third and fourth quarters of 2012:

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets
In order to measure the impairment loss of customer relationships, we estimate the fair value by using an excess earnings model, a form of the income approach. The analysis requires us to make various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships in 2012 were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Inputs included discount rates derived from an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates. The results of this analysis in the third and fourth quarters indicated that the fair values of the intangible assets within these asset groups were less than carrying value. Accordingly, in the third and fourth quarters of 2012, we recorded a non-cash impairment charge related to the write-down of intangible assets of $11.0 million in our former Europe segment and $5.6 million in OEM Supply and the charges are reflected in our operating results. The reductions in the carrying values of these assets were factored into the carrying value of net assets in connection with the goodwill impairment tests described above. The following key inputs were used in the OEM Supply intangible asset evaluations in the third and fourth quarters of 2012:

Discount Rates
Q3 Evaluation	Q4 Evaluation
14.5% to 16.0%	14.0%
Property, Plant and Equipment
In order to measure the impairment loss of property and equipment in 2012, we estimated the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on our assumptions about the assumptions market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values were applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the assets. Accordingly, in the third and fourth quarters of 2012, we recorded a non-cash impairment charge related to the write-down of property and equipment of $5.4 million in our former Europe segment and $0.4 million in our OEM Supply segment and these charges are reflected in our operating results. The reductions in the carrying values of these assets were factored into the carrying values of net assets in connection with the goodwill impairment tests described above.
We do not have any material assets which require recurring fair value measurements. We measure the fair values of goodwill, intangible assets and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets.
During the fourth quarter of 2013, we assessed the recoverability of certain property and equipment and recorded a non-cash impairment charge of $1.7 million to reduce the carrying values of these assets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5.   DEBT
Debt is summarized below:

	January 3, 2014	December 28, 2012
	(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Senior notes due 2015	200.0	200.0
Accounts receivable securitization facility	145.0	82.0
Revolving lines of credit	101.5	14.0
Senior notes due 2014	32.1	31.6
Convertible senior notes due 2013	—	297.8
Other	7.4	6.8
Total long-term debt	836.0	982.2
Short-term debt	—	0.9
Total debt	$836.0	$983.1

Certain debt agreements entered into by our operating subsidiaries contain various restrictions, including restrictions on payments to us. These restrictions have not had, nor are expected to have, an adverse impact on our ability to meet cash obligations. We have guaranteed substantially all of the debt of our subsidiaries.
Aggregate annual maturities of debt as reflected on the Consolidated Balance Sheet at January 3, 2014 are as follows: 2015 — $345.0 million; 2018 - $141.0 million and $350.0 million thereafter. We funded the retirement of the Convertible Notes due in February of 2013 with other long term credit facilities available at the end of 2012 and, therefore, included the balance outstanding in long term debt at December 28, 2012.
Our average borrowings outstanding were $896.5 million and $981.4 million for the fiscal years ending January 3, 2014 and December 28, 2012, respectively. Our weighted-average cost of borrowings was 5.3%, 6.1% and 5.1% for the years ended January 3, 2014, December 28, 2012 and December 30, 2011, respectively. Interest paid in 2013, 2012 and 2011 was $43.5 million, $35.4 million and $31.6 million, respectively.
Revolving Lines of Credit
At the end of fiscal 2013, we had approximately $323.9 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings. As such, we expect to have access to this availability based on our assessment of the viability of the associated financial institutions which are party to these agreements. Long-term borrowings under the committed credit facilities totaled $101.5 million and $14.0 million at January 3, 2014 and December 28, 2012, respectively.
At January 3, 2014, our primary liquidity source was the $400 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement at Anixter Inc. maturing November 2018. At January 3, 2014, long-term borrowings under this agreement, which is guaranteed by us, were $101.5 million as compared to $14.0 million at the end of fiscal 2012. On November 7, 2013, Anixter Inc. completed an amendment to its 5-year senior unsecured revolving credit agreement.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are the key terms to the revolving credit agreement:

•	Based on Anixter Inc.'s current leverage ratio, the applicable margin will be LIBOR plus 175 basis points.

•
As of the end of 2013, the consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage of 3.00 times. As of January 3, 2014, the consolidated fixed charge coverage ratio was 3.90.

•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.25. As of January 3, 2014, the consolidated leverage ratio was 2.10.

•
Under the reset restricted payment basket, Anixter Inc. will be permitted to direct funds to us for payment of dividends and share repurchases to a sum of $175 million plus 50% of Anixter Inc.’s cumulative consolidated net income from operations for all fiscal quarters ending on and after September 27, 2013. As of January 3, 2014, Anixter Inc. has the ability to distribute $65.8 million of funds to us.

•
Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of us, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus availability under the revolving credit agreement and the accounts receivable securitization facility is equal to or greater than $175 million.

•	Anixter Inc. will be able to provide for the issuance of commercial letters of credit.

•	Certain other restricted payment baskets are set at $7.5 million.
We are in compliance with all of the covenant ratios and we believe there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of January 3, 2014, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed.
Senior Notes Due 2019
On April 30, 2012, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $342.9 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain borrowings under the revolving credit facility, to provide additional liquidity for our maturing indebtedness and for general corporate purposes. Issuance costs of approximately $7.1 million are being amortized through maturity using the straight-line method. We fully and unconditionally guarantee the Notes due 2019, which are unsecured obligations of Anixter Inc.
Senior Notes Due 2014
In March 2009, our primary operating subsidiary, Anixter Inc., issued $200 million in principal of 10% Senior Notes due 2014 (“Notes due 2014”) which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 pay interest semiannually at a rate of 10% per annum and mature on March 15, 2014. The Notes due 2014 were classified as long-term as we had the intent and ability to refinance the accreted value under existing long-term financing agreements. At January 3, 2014 and December 28, 2012, the Notes due 2014 outstanding were $32.1 million and $31.6 million, respectively. We fully and unconditionally guarantee the Notes due 2014, which are unsecured obligations of Anixter Inc.
Senior Notes Due 2015
Anixter Inc. also has the $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by us. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year and will mature on March 1, 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable Securitization Program
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of January 3, 2014 and December 28, 2012, $524.2 million and $527.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings. The following are the key terms to the accounts receivable securitization program:

•	The size of the program is $300 million.

•	The liquidity termination date of the program is May 2015.

•	The renewal program carries an all-in drawn funding cost of LIBOR plus 95 basis points.

•	Unused capacity fees are 47.5 to 57.5 basis points depending on utilization.

Short term borrowings
We had short-term borrowings at the end of fiscal 2013 and 2012 under other bank revolving lines of credit totaling $7.4 million and $0.9 million, respectively, with maturity dates within the next fiscal year. With the exception of the $0.9 million of borrowings outstanding and included in short term debt at the end of 2012, all of these borrowings, along with the Notes due 2014, have been classified as long-term at January 3, 2014 as we have the intent and ability to refinance the debt under existing long-term financing agreements. At the end of 2012, the Notes due 2013 had a maturity date within the next fiscal year but were classified as long-term as we had the intent and ability to finance the debt under the existing long-term financing agreement at that time.
Retirement of Debt
In the first quarter of 2013, our Notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. At the time of issuance of the Notes due 2013, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the Notes due 2013 at maturity. Available borrowings under our accounts receivable securitization facility and long-term credit facility were used to retire the Notes due 2013.
At issuance of the Notes due 2013, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
During 2011, we retired our Notes due 2033 as a result of repurchases and bondholder conversions. We paid approximately $93.8 million in cash and $14.9 million was settled in stock. Available borrowings under our long-term revolving credit facility were used to retire these notes. In connection with the retirement of debt, we reduced the accreted value of debt by $48.9 million and recorded a gross reduction to stockholders’ equity of $44.9 million.
The retirement of debt in 2013 and 2011 did not have a significant impact on our Consolidated Statements of Income.
Fair Value of Debt
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. Our fixed-rate debt primarily consists of non-convertible and also, at the end of 2012, convertible debt, as follows:

•	Nonconvertible fixed-rate debt consisting of the Notes due 2014, Notes due 2015 and Notes due 2019

•	Convertible fixed-rate debt (2012 year end only)

At January 3, 2014, our total carrying value and estimated fair value of debt outstanding, was $836.0 million and $867.9 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding including convertible debt, at December 28, 2012 of $983.1 million and $1,065.0 million, respectively. The decrease in the carrying value and estimated fair

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market value is primarily due to the retirement of the Notes due 2013 offset by the increase in borrowings under the revolving line of credit and accounts receivable securitization facilities during 2013.
NOTE 6.  COMMITMENTS AND CONTINGENCIES
Substantially all of our office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of January 3, 2014 and December 28, 2012.
Minimum lease commitments under operating leases at January 3, 2014 are as follows (in millions):

2014	$57.8
2015	45.5
2016	34.1
2017	23.1
2018	18.3
2019 and thereafter	43.2
Total	$222.0
Total rental expense was $83.7 million, $83.5 million and $82.1 million in 2013, 2012 and 2011, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at January 3, 2014 were $1.1 million.
As of January 3, 2014, we had $40.4 million in outstanding letters of credit and guarantees.
In May 2009, Raytheon Co. filed for arbitration against one of our subsidiaries, Anixter Inc., alleging that it had supplied non-conforming parts to Raytheon. Raytheon sought damages of approximately $26 million. The arbitration hearing concluded in October 2010. In December 2010, the arbitration panel entered an “interim award” against us in the amount of $20.8 million. In April 2011, the arbitration panel entered a “final award” that reiterated the $20.8 million liability and added additional liability of $1.5 million in favor of Raytheon for certain amounts of its attorneys’ fees and costs in the arbitration proceeding. In the fourth quarter of 2010, we recorded a pre-tax charge of $20.0 million which approximated the expected cost of the award after consideration of insurance proceeds, fees, costs and interest on the award at 10% per annum until paid. As a result of our sale of our Aerospace business in the third quarter of 2011, the charge related to this matter was reclassified to discontinued operations in our Consolidated Statements of Income for the year ended December 31, 2010. Assets and liabilities related to the Raytheon matter were retained by us and were not reclassified to assets and liabilities of discontinued operations. In June 2011, we filed a motion to vacate the arbitration award in the Superior Court of Maricopa County, Arizona. In November 2011, the court denied our motion and confirmed the arbitration award in full. During the fourth quarter of 2011, we recorded an additional $2.5 million in discontinued operations to cover expected interest associated with further appeal proceedings. In February 2012, we appealed to the Arizona Court of Appeals the Maricopa County Superior Court judgment confirming the arbitration award. As part of the appellate process, in February 2012, we posted collateral for the judgment by tendering $10.0 million to Raytheon in cash and posted a bond in favor of Raytheon in the amount of $12.4 million. In September 2012, we tendered to Raytheon an additional $10.8 million in cash collateral pursuant to a stipulation that provides that Raytheon will cooperate in having the outstanding $12.4 million bond reduced by the same amount. As a result of this agreement, we reduced the accrued interest by $1.1 million in the third quarter of 2012 which was recorded within income (loss) from discontinued operations. In February 2013, the court approved a reduction in the amount of the bond to $1.5 million as stipulated by the parties. On April 18, 2013, the Arizona Court of Appeals upheld the Maricopa County Superior Court judgment confirming the arbitration award to Raytheon, but lowered the post-judgment interest on the award from 10% to 4.25% per annum to reflect the proper statutory rate in effect at the time of the trial court's judgment. The court further awarded Raytheon its attorneys' fees and expenses incurred in connection with the appeal. The final resolution of this matter did not have a material impact on our Consolidated Financial Statements in 2013 and all judgment amounts and related interest and expenses have been paid.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
From time to time, in the ordinary course of business, we become involved as plaintiffs or defendants in various other legal proceedings not enumerated above. The claims and counterclaims in such other legal proceedings, including those for punitive damages, individually in certain cases and in the aggregate, involve amounts that may be material. However, it is our opinion, based on the advice of our counsel, that the ultimate disposition of those proceedings will not be material. As of January 3, 2014, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 7.  INCOME TAXES
Income Before Tax Expense: Domestic income from continuing operations before income taxes was $186.6 million, $160.9 million and $204.5 million for 2013, 2012 and 2011, respectively. Foreign income from continuing operations before income taxes was $109.4 million, $48.3 million and $99.0 million for fiscal years 2013, 2012 and 2011, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of our tax expense on continuing operations and the reconciliation to the statutory federal rate are identified below. Income tax expense (benefit) was comprised of (in millions):

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Current:
Foreign	$30.9	$28.5	$28.3
State	5.5	8.5	8.1
Federal	36.9	57.0	59.2
	73.3	94.0	95.6
Deferred:
Foreign	1.6	(14.6)	(14.9)
State	2.5	0.3	1.7
Federal	18.2	4.9	20.4
	22.3	(9.4)	7.2
Income tax expense	$95.6	$84.6	$102.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows (in millions):

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Statutory tax expense	$103.6	$73.2	$106.2
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	—	9.1	—
State income taxes, net	5.4	5.5	6.5
Foreign tax effects	(8.7)	(4.6)	(13.6)
Change in valuation allowance (a)	0.3	0.5	0.9
Other, net (b)	(5.0)	0.9	2.8
Income tax expense	$95.6	$84.6	$102.8

(a)
In the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. In 2011, we recorded a net tax benefit of $10.8 million which includes changes in the tax valuation allowances of $11.3 million, partially offset by additional prior year taxes of $0.5 million. Of that $11.3 million, approximately $7.4 million, net of the tax benefit was a correction of an error from prior periods to reverse valuation allowances for deferred tax assets in certain foreign jurisdictions where sufficient evidence existed to support the realization of these deferred tax assets at a more likely than not level. We have determined the error is not material to previously issued financial statements, and the correction of these errors is not material to the results of operations for the fiscal year ended December 30, 2011.

(b)
During the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million ($0.5 million, net of tax) which is included in "Other, net".

Tax Payments: We made net payments for income taxes in 2013, 2012 and 2011 of $82.0 million , $127.0 million and $41.9 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. There are no tax credit carryforwards for U.S. federal income tax purposes as of the balance sheet date.
At January 3, 2014, various of our foreign subsidiaries had aggregate cumulative net operating losses (“NOL”) carryforwards for foreign income tax purposes of approximately $115.0 million which are subject to various provisions of each respective country. Approximately $93.4 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2014 and 2023.
Undistributed Earnings: The undistributed earnings of our foreign subsidiaries amounted to approximately $542.8 million at January 3, 2014. We consider those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of January 3, 2014, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $45.0 million and various foreign jurisdiction withholding taxes of approximately $33.1 million would be payable upon the remittance of all earnings at January 3, 2014.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes: Significant components of our deferred tax assets and (liabilities) were as follows (in millions):

	January 3, 2014	December 28, 2012
Property, equipment, intangibles and other	$(30.8)	$(26.3)
Gross deferred tax liabilities	(30.8)	(26.3)
Deferred compensation and other postretirement benefits	38.7	62.0
Foreign NOL carryforwards and other	34.5	39.3
Accrued expenses and other	10.3	21.9
Inventory reserves	12.0	13.5
Allowance for doubtful accounts	6.2	6.4
Gross deferred tax assets	101.7	143.1
Deferred tax assets, net of deferred tax liabilities	70.9	116.8
Valuation allowance	(21.9)	(22.2)
Net deferred tax assets	$49.0	$94.6
Net current deferred tax assets	32.8	40.7
Net non-current deferred tax assets	16.2	53.9
Net deferred tax assets	$49.0	$94.6

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2011, 2012 and 2013 is as follows:

(in millions)
Balance at December 31, 2010	$4.0
Additions for tax positions of prior years	1.5
Reductions for tax positions of prior years	(1.3)
Balance at December 30, 2011	$4.2
Additions for tax positions of prior years	2.2
Reductions for tax positions of prior years	(3.0)
Balance at December 28, 2012	$3.4
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	(0.2)
Balance at January 3, 2014	$3.4
Interest and penalties related to taxes were $0.2 million in 2013 and $3.0 million in 2012. In the first quarter of 2012, we recorded a charge for interest and penalties associated with tax liabilities of $1.7 million which is included in “Other, net” ($1.1 million net of tax). We have accrued $2.0 million (includes $1.0 million for uncertain tax positions) and $2.4 million (includes $0.9 million for uncertain tax positions) at January 3, 2014 and December 28, 2012, respectively, for the payment of interest and penalties.
We estimate that of the unrecognized tax benefit balance of $3.4 million, all of which would affect the effective tax rate, $0.9 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $4.4 million cover a range of issues, including intercompany charges and withholding taxes, and involve numerous different taxing jurisdictions.
Only the returns for fiscal tax year 2012 and 2013 have not been examined by the Internal Revenue Service (“IRS”) in the United States, which is our most significant tax jurisdiction. An examination of years 2010 and 2011 by the IRS was completed in September 2013. For most states, fiscal tax years 2010 and later remain subject to examination. In Canada, the fiscal tax years 2009 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2012 and later remain subject to examination.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
Defined Benefit Plans
Our defined benefit pension plans are the plans in the United States, which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan (“SERP”) (together the “Domestic Plans”) and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the “Foreign Plans”). The majority of our defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. Our policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service (“IRS”) and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.
In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that will reduce future expenses and contributions. First, we offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions by us to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, we made changes to our existing U.S. defined benefit plan which are effective as of December 31, 2013 that freeze benefits provided to employees hired on or before June 1, 2004. This change resulted in a remeasurement of the projected benefit obligation, resulting in a reduction of the balance by $44.6 million in the fourth quarter of 2012. These employees will be covered under the personal retirement account pension formula similar to the one described below for non-union domestic employees hired on or after June 1, 2004.
As part of the transition to the new pension plan, we provided a one-time transition credit equal to five percent of pay for employees at least 50 years old as of December 31, 2013 and whose combined age and years of service equals 70 or more. The amount of the transition credit for employees eligible was funded in the first quarter of 2014 to the employee’s individual 401(K) account. Accordingly, in the fourth quarter of 2013, we recorded a $2.5 million defined contribution charge related to this funding.
As a result of the pension change in the U.S., all non-union domestic employees now earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Active participants become fully vested in their hypothetical personal retirement account after 3 years of service. Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account balance as of January 1st in the Domestic Plan and is based on the 10 year Treasury note rate as of the last business day of December.
The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, we seek to achieve a high level of total investment return consistent with a prudent level of portfolio risk. Our risk tolerance indicates an above average ability to accept risk relative to that of a typical defined benefit pension plan as the duration of the projected benefit obligation is longer than the average company. The risk preference indicates a willingness to accept some increases in short-term volatility in order to maximize long-term returns. However, the duration of the fixed income portion of the Domestic Plan approximates the duration of the projected benefit obligation to reduce the effect of changes in discount rates that are used to measure the funded status of the Plan. The measurement date for all our plans is December 31 of each year.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of January 3, 2014 and December 28, 2012 and our asset allocation guidelines for such plans are summarized as follows:

	Domestic Plans
	January 3, 2014	December 28, 2012	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	35.2%	34.2%	20%	30%	40%
Small capitalization U.S. stocks	21.5	17.3	15	20	25
International stocks	17.6	16.4	15	20	25
Total equity securities	74.3	67.9		70
Fixed income investments	21.9	27.8	25	30	35
Other investments	3.8	4.3	—	—	—
	100.0%	100.0%		100%

	Foreign Plans
	January 3, 2014	December 28, 2012	Allocation
			Guidelines
			Target
Equity securities	46.0%	45.3%	48%
Fixed income investments	45.0	46.6	44
Other investments	9.0	8.1	8
	100.0%	100.0%	100%
The pension committees meet regularly to assess investment performance and reallocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, including during fiscal 2013, we periodically rebalance our asset portfolios to be in line with our allocation guidelines.
For 2013, the North American investment policy guidelines were as follows:

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
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2013 is 5.86%.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans (in millions):

	January 3, 2014	December 28, 2012
Changes to Balance:
Beginning balance	$98.8	$132.4
Recognized prior service cost (credit)	4.5	(41.0)
Recognized net actuarial gain	(9.3)	(14.2)
Prior service credit arising in current year	(2.7)	(3.0)
Net actuarial (gain) loss arising in current year	(59.0)	24.6
Ending balance	$32.3	$98.8

Components of Balance:
Prior service credit	$(38.8)	$(43.1)
Net actuarial loss	71.0	141.8
Transitional obligation	0.1	0.1
	$32.3	$98.8
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2014 are as follows (in millions):

Amortization of prior service credit	$(4.6)
Amortization of actuarial loss	3.2
Total amortization expected	$(1.4)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of our pension plans from the beginning of fiscal 2012 to the end of fiscal 2013:

	Pension Benefits
	Domestic		Foreign		Total
	2013	2012	2013	2012	2013	2012
	(In millions)
Change in projected benefit obligation:
Beginning balance	$248.9	$287.7	$232.2	$192.8	$481.1	$480.5
Service cost	7.0	8.6	6.7	5.6	13.7	14.2
Interest cost	9.6	12.4	9.4	9.5	19.0	21.9
Actuarial (gain) loss	(33.2)	26.5	0.8	22.4	(32.4)	48.9
Plan amendment	(0.2)	(44.6)	—	—	(0.2)	(44.6)
Lump sum settlement	—	(36.2)	—	—	—	(36.2)
Benefits paid from plan assets	(6.4)	(4.6)	(6.3)	(6.0)	(12.7)	(10.6)
Benefits paid from Company assets	(0.8)	(0.9)	—	—	(0.8)	(0.9)
Plan participants contributions	—	—	0.2	0.3	0.2	0.3
Foreign currency exchange rate changes	—	—	(0.1)	7.6	(0.1)	7.6
Ending balance	$224.9	$248.9	$242.9	$232.2	$467.8	$481.1
Change in plan assets at fair value:
Beginning balance	$183.7	$158.0	$202.0	$177.1	$385.7	$335.1
Actual return on plan assets	31.9	19.4	17.0	14.3	48.9	33.7
Company contributions to plan assets	4.6	47.1	9.9	9.4	14.5	56.5
Lump sum settlement	—	(36.2)	—	—	—	(36.2)
Benefits paid from plan assets	(6.4)	(4.6)	(6.3)	(6.0)	(12.7)	(10.6)
Plan participants contributions	—	—	0.2	0.3	0.2	0.3
Foreign currency exchange rate changes	—	—	0.1	6.9	0.1	6.9
Ending balance	$213.8	$183.7	$222.9	$202.0	$436.7	$385.7
Reconciliation of funded status:
Projected benefit obligation	$(224.9)	$(248.9)	$(242.9)	$(232.2)	$(467.8)	$(481.1)
Plan assets at fair value	213.8	183.7	222.9	202.0	436.7	385.7
Funded status	$(11.1)	$(65.2)	$(20.0)	$(30.2)	$(31.1)	$(95.4)
Included in the 2013 and 2012 funded status is accrued benefit cost of approximately $14.8 million and $17.8 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$3.7	$—	$2.2	$1.8	$5.9	$1.8
Current liability	(0.8)	(0.8)	—	—	(0.8)	(0.8)
Noncurrent liability	(14.0)	(64.4)	(22.2)	(32.0)	(36.2)	(96.4)
Funded status	$(11.1)	$(65.2)	$(20.0)	$(30.2)	$(31.1)	$(95.4)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.81%	3.93%	4.49%	4.23%	4.64%	4.08%
Salary growth rate	4.63%	3.90%	3.27%	3.13%	4.04%	3.62%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in our Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic cost for the years ended January 3, 2014, December 28, 2012 and December 30, 2011:

	Pension Benefits
	Domestic			Foreign			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In millions)
Components of net periodic cost:
Service cost	$8.5	$10.1	$7.0	$6.7	$5.6	$5.3	$15.2	$15.7	$12.3
Interest cost	9.6	12.4	12.0	9.4	9.5	9.7	19.0	21.9	21.7
Expected return on plan assets	(11.8)	(11.3)	(11.8)	(10.5)	(9.9)	(10.1)	(22.3)	(21.2)	(21.9)
Net amortization	3.1	8.3	3.4	1.7	1.0	0.3	4.8	9.3	3.7
Settlement loss	—	15.3	—	—	—	—	—	15.3	—
Curtailment loss	—	—	0.6	—	—	—	—	—	0.6
Net periodic cost	$9.4	$34.8	$11.2	$7.3	$6.2	$5.2	$16.7	$41.0	$16.4

Weighted-average assumption used to measure net periodic cost:
Discount rate	3.93%	4.37%	5.53%	4.23%	4.84%	5.43%	4.08%	4.56%	5.49%
Expected return on plan assets	6.50%	7.00%	8.00%	5.27%	5.29%	5.93%	5.86%	6.10%	6.91%
Salary growth rate	3.90%	3.90%	3.91%	3.13%	3.13%	3.57%	3.62%	3.57%	3.76%
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2013, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of our pension assets valued by Level 1 inputs are comprised of Domestic equity and fixed income securities which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of our pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds) which are not exchange traded. These assets are valued at their Net Asset Values (“NAV”) and considered observable inputs, or Level 2.
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. We do not have any pension assets valued by Level 3 inputs.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at January 3, 2014 and December 28, 2012, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by us are as follows:

	As of January 3, 2014
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Asset Categories:
Cash and short-term investments	$8.1	$—	$8.1	$2.6	$—	$2.6	$10.7	$—	$10.7
Equity securities:
Domestic	121.2	—	121.2	0.2	58.7	58.9	121.4	58.7	180.1
International (a)	—	37.6	37.6	—	44.0	44.0	—	81.6	81.6
Fixed income securities:
Domestic	—	32.9	32.9	0.7	68.9	69.6	0.7	101.8	102.5
Corporate bonds	—	14.0	14.0	0.7	30.9	31.6	0.7	44.9	45.6
Insurance funds	—	—	—	—	15.6	15.6	—	15.6	15.6
Other	—	—	—	—	0.6	0.6	—	0.6	0.6
Total at January 3, 2014	$129.3	$84.5	$213.8	$4.2	$218.7	$222.9	$133.5	$303.2	$436.7

(a)	Investment in funds outside the country where the pension plan originates is considered as International.

	As of December 28, 2012
	Domestic			Foreign			Total
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Asset Categories:
Cash and short-term investments	$8.0	$—	$8.0	$1.7	$—	$1.7	$9.7	$—	$9.7
Equity securities:
Domestic	94.6	—	94.6	0.1	53.1	53.2	94.7	53.1	147.8
International (a)	—	30.1	30.1	—	38.4	38.4	—	68.5	68.5
Fixed income securities:
Domestic	—	34.2	34.2	0.4	68.7	69.1	0.4	102.9	103.3
Corporate bonds	—	16.8	16.8	0.9	24.2	25.1	0.9	41.0	41.9
Insurance funds	—	—	—	—	14.0	14.0	—	14.0	14.0
Other	—	—	—	—	0.5	0.5	—	0.5	0.5
Total at December 28, 2012	$102.6	$81.1	$183.7	$3.1	$198.9	$202.0	$105.7	$280.0	$385.7

(a)	Investment in funds outside the country where the pension plan originates is considered as International.

We estimated future benefits payments are as follows at the end of 2013:

	Estimated Future Benefit Payments
	Domestic	Foreign	Total
	(In millions)
2014	$7.6	$7.2	$14.8
2015	8.5	7.6	16.1
2016	9.3	7.4	16.7
2017	10.1	8.2	18.3
2018	10.9	9.0	19.9
2019-2022	66.0	46.9	112.9
Total	$112.4	$86.3	$198.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated benefit obligation in 2013 and 2012 was $223.3 million and $243.8 million, respectively, for the Domestic Plans and $211.2 million and $192.3 million, respectively, for the Foreign Plans. We had nine plans in both 2013 and 2012 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $121.6 million and $256.5 million for 2013 and 2012, respectively, and aggregate fair value of plan assets was $103.6 million and $193.9 million for 2013 and 2012, respectively.
We currently estimate that we will make contributions of approximately $5.2 million to our Domestic Plans and $9.1 million to our Foreign Plans in 2014. In addition, we estimate that we will make $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans.
Defined Contribution Plan
Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all of our non-union domestic employees. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. Effective January 1, 2014, we began matching contributions to equal 50% on the first 5% of a participant’s contribution. We also have certain foreign defined contribution plans. Our contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $9.4 million, $6.6 million and $5.9 million in 2013, 2012 and 2011, respectively.
Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain of our financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 3, 2014 and December 28, 2012, the deferred compensation liability included in "Other liabilities" on the Consolidated Balance Sheets was $46.1 million and $45.5 million, respectively.
Concurrent with the implementation of the deferred compensation plan, we purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, we paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to us upon the insured participant’s death. At January 3, 2014 and December 28, 2012, the cash surrender value of $34.6 million and $34.4 million, respectively, was recorded under this program and reflected in “Other assets” on the Consolidated Balance Sheets.
We have no other post-retirement benefits other than the pension and savings plans described herein.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9.  STOCKHOLDERS' EQUITY
Preferred Stock
We have the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2013 and 2012.
Common Stock
We have the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 32.9 million shares and 32.5 million shares were outstanding at the end of fiscal 2013 and 2012, respectively.
Share Repurchases
We did not repurchase any shares during 2013. However, during 2012, we repurchased and retired 1.0 million of our outstanding shares for $59.2 million at an average cost of $59.16 per share. Purchases in 2012 were made in the open market using available cash on hand. During 2011, we repurchased and retired 2.0 million shares for $107.5 million at an average cost of $53.73 per share. Purchases were made in the open market and financed from a portion of the proceeds from the divestiture of a business.
Special Dividend
On November 25, 2013, our Board of Directors declared a special dividend of $5.00 per common share, or approximately $166.5 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of 2013 and $164.2 million was paid on January 2, 2014 to shareholders of record on December 11, 2013. The difference between the amount declared and paid of $2.3 million was accrued as of January 3, 2014, and will be paid to holders of unvested stock units as described below.
On April 24, 2012, our Board of Directors declared a special dividend of $4.50 per common share, or approximately $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of the second quarter of 2012 and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. The difference between the amount declared and paid of $2.5 million was accrued as of December 28, 2012 and will be paid to holders of unvested stock units as described below.
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividend. For the 2013 special dividend, the average exercise price of outstanding options decreased from $54.70 to $51.61, and the number of outstanding options increased insignificantly. For the 2012 special dividend, the average exercise price of outstanding options decreased from $57.04 to $53.31, and the number of outstanding options increased from 0.7 million to 0.8 million. In addition, holders of unvested stock units that were held as of the record dates receive a make-whole payment equivalent to the dividend amounts upon vesting of the units. Accordingly, these make-whole payments were $1.5 million, $0.8 million and $0.9 million in 2013, 2012 and 2011, respectively. Payments were made for units that were outstanding at the time of dividends declared in earlier years. These changes resulted in no additional compensation expense.
Stock-Based Compensation
At January 3, 2014, there were 2.0 million shares reserved for issuance under all incentive plans.
Stock Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $10.0 million, $10.8 million and $6.8 million in 2013, 2012 and 2011, respectively.
Under the current stock incentive plans, we pay our non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, we include these units in our common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $1.9 million, $1.8 million and $1.6 million in 2013, 2012 and 2011, respectively.
The total fair value of stock units that vested was $12.2 million in both 2013 and 2012 and $14.2 million in 2011.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the director and employee stock unit plans (units in thousands):

	Director Stock Units (a)	Weighted Average Grant Date Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Value (b)
Outstanding balance at December 31, 2010	229.7	$40.85	823.7	$42.38
Granted	27.7	59.14	157.8	69.91
Converted	(7.2)	45.74	(281.9)	44.67
Canceled	—	—	(82.5)	43.99
Outstanding balance at December 30, 2011	250.2	42.74	617.1	48.16
Granted	30.7	59.60	163.9	69.12
Converted	(9.0)	43.47	(238.7)	43.51
Canceled	—	—	(24.1)	57.24
Outstanding balance at December 28, 2012	271.9	44.62	518.2	56.68
Granted	30.6	76.13	167.5	68.64
Converted	—	—	(213.6)	46.19
Canceled	—	—	(18.8)	66.63
Outstanding balance at January 3, 2014	302.5	$47.81	453.3	$65.64

(a)
All director units are considered convertible although each individual has elected to defer conversion until a pre-arranged time. This is because all stock units, including director units, are included in our common stock outstanding on the date of vesting as the conditions for conversion have been met.

(b)	Director and employee stock units are granted at no cost to the participants.

(c)	All employee stock units outstanding are not vested at year end and are expected to vest.

The weighted-average remaining contractual term for outstanding employee units is 2.1.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using our stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2013, 2012 and 2011 was $14.6 million, $17.2 million and $20.0 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2013, 2012 and 2011 was $67.7 million, $49.5 million and $51.7 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2013, 2012 and 2011 was $27.1 million, $17.0 million and $14.9 million, respectively.
Stock Options
Options previously granted under these plans have been granted with exercise prices at the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. We generally issue new shares to satisfy stock option exercises as opposed to adjusting treasury shares. The fair value of stock option grants is amortized over the respective vesting period representing the requisite service period.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2013, 2012 and 2011, we granted stock options to employees with a grant-date fair market value of approximately $1.6 million, $1.5 million and $2.2 million, respectively. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the stock option grants was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting value:

	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2013 Grants	42.0%	1.1%	—	6.13 years	$28.57
2012 Grants	40.2%	1.2%	—	6.13 years	$28.04
2011 Grants	37.9%	2.4%	—	6.13 years	$28.50
Due to changes in the population of employees that receive options over the past several years together with changes in stock incentive plans (which have included a combination of restricted stock units as well as stock options), historical exercise behavior on previous grants do not provide a reasonable estimate for future exercise activity for employees who have been awarded stock options in the past three years. Therefore, the average expected term was calculated using the simplified method, as defined by U.S. GAAP, for estimating the expected term. Historical volatility was used to calculate the expected stock price volatility.
Our compensation expense associated with the stock options in 2013, 2012 and 2011 was $1.7 million, $2.0 million and $2.7 million, respectively. The total fair value of stock options that vested was $2.0 million, $3.1 million and $5.2 million in 2013, 2012 and 2011, respectively.

The following table summarizes the activity under the employee option plans (options in thousands):

	Employee Options	Weighted-average Exercise Price
Balance at December 31, 2010	1,234.9	$40.27
Granted	75.9	69.54
Exercised	(502.5)	29.92
Canceled	(52.0)	52.33
Balance at December 30, 2011	756.3	49.26
Adjusted (a)	50.9	49.77
Granted	55.3	69.40
Exercised	(113.5)	31.10
Balance at December 28, 2012	749.0	50.14
Adjusted (a)	39.4	47.91
Granted	56.0	68.64
Exercised	(149.0)	54.17
Balance at January 3, 2014	695.4	$47.93
Options exercisable at year-end:
2011	405.5	$28.20
2012 (a)	494.3	$45.90
2013 (a)	486.1	$43.62

(a)
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2013 and 2012. These changes resulted in no additional compensation expense.

The weighted-average remaining contractual term for options outstanding for 2013 was 6.2 years. The weighted-average remaining contractual term for options exercisable for 2013 was 5.2 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between our stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2013, 2012 and 2011 was $2.8 million, $3.8 million and $18.1 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2013, 2012 and 2011 was $29.0 million, $19.0 million and $25.4 million, respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2013, 2012 and 2011 was $22.4 million, $8.3 million and $12.7 million, respectively.
Summary of Non-Vested Shares
The following table summarizes the changes to the unvested stock options (shares in thousands):

	Non-vested Shares (b)	Weighted-average Grant Date Fair Value
Balance at December 28, 2012	254.7	$21.07
Adjusted (a)	11.6	23.69
Granted	56.0	28.57
Vested	(113.0)	17.72
Balance at January 3, 2014	209.3	$23.69

(a)
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2013. This change resulted in no additional compensation expense.

(b)	All unvested stock options are expected to vest.
As of January 3, 2014, there was $11.8 million and $2.7 million of total unrecognized compensation cost related to unvested stock units and options granted to employees, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 1.7 years, respectively.

NOTE 10. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components). In the fourth quarter of 2012, we reorganized the management of our global businesses resulting in a change in our reportable segments from geography to end markets to reflect the new operating structure and management of these global businesses. Historical results reflecting the new business segments for previously reported periods are shown below.
We have identified Enterprise Cabling and Security Solutions (ECS), Electrical and Electronic Wire and Cable (W&C) and OEM Supply as reportable segments. We incur corporate expense to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2013.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for 2013, 2012 and 2011 was as follows (in millions):

2013	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$3,174.5	$2,116.6	$935.4	$—	$6,226.5
Operating income	160.5	161.8	32.5	—	354.8
Depreciation	11.5	7.1	3.5	—	22.1
Amortization of intangibles	0.8	5.9	1.3	—	8.0
Total assets	1,220.0	938.3	413.9	288.6	2,860.8
Capital expenditures	2.1	1.0	4.9	24.2	32.2

2012	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$3,236.3	$2,111.2	$905.6	$—	$6,253.1
Operating income (b)	156.7	166.5	(29.9)	(10.8)	282.5
Depreciation	10.8	6.5	5.2	—	22.5
Amortization of intangibles	0.9	3.9	5.2	—	10.0
Total assets	1,272.4	997.9	461.6	357.7	3,089.6
Capital expenditures	4.1	1.1	5.3	23.7	34.2

2011	ECS	W&C	OEM Supply	Corporate (a)	Total
Net Sales	$3,245.3	$1,949.9	$951.7	$—	$6,146.9
Operating income	184.8	161.2	16.8	—	362.8
Depreciation	9.9	5.5	6.7	—	22.1
Amortization of intangibles	0.9	2.3	8.2	—	11.4
Total assets	1,119.9	710.1	512.4	691.6	3,034.0
Capital expenditures	3.2	0.7	4.8	17.7	26.4

(a)
Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets. However, as further described in the table of goodwill assigned to segments herein, the goodwill amount of $351.7 million at the end of 2011 is included in Corporate "Total assets" for 2011 as this goodwill related to our previous segments.

(b)
Prior to the change in segments and, in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

The following reflects various items that impact the comparability of the 2013, 2012 and 2011 segment operating income results.

(in millions)	ECS	W&C	OEM Supply	Corporate (a)	Total
2012 impairment of goodwill and long-lived assets	$(0.3)	$(0.1)	$(37.3)	$(10.8)	$(48.5)
2012 post-retirement pension charges	(8.2)	(5.7)	(1.4)	—	(15.3)
2012 restructuring charge	(4.1)	(2.8)	(3.2)	—	(10.1)
2012 inventory lower-of-cost-or-market adjustment	—	—	(1.2)	—	(1.2)
Total of items impacting operating income in 2012	$(12.6)	$(8.6)	$(43.1)	$(10.8)	$(75.1)
2011 restructuring charge	(2.3)	(0.8)	(2.2)	—	(5.3)
Total of items impacting operating income in 2011	$(2.3)	$(0.8)	$(2.2)	$—	$(5.3)

(a)
Prior to the change in segments and, in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The categorization of net sales by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

Geographic Information
We attribute foreign sales based on the location of the customer purchasing the product. In North America (United States and Canada), sales in the United States were $3,529.7 million, $3,582.4 million and $3,536.4 million in 2013, 2012 and 2011, respectively. Canadian sales were $762.4 million, $816.7 million and $740.9 million in 2013, 2012 and 2011, respectively. No other individual foreign country’s net sales within Europe or the Emerging Markets (Asia Pacific or Latin America) were material in 2013, 2012 and 2011. Our tangible long-lived assets primarily consist of $72.9 million of property, plant and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to us.
The following table summarizes net sales and property, plant and equipment and total assets by geographic areas for the years ended January 3, 2014, December 28, 2012 and December 30, 2011 (in millions):

	Years Ended
	January 3, 2014		December 28, 2012		December 30, 2011
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$4,292.1	69.0%	$4,399.1	70.4%	$4,277.3	69.6%
Europe	1,097.3	17.6%	1,071.9	17.1%	1,150.0	18.7%
Emerging Markets	837.1	13.4%	782.1	12.5%	719.6	11.7%
Net Sales	$6,226.5	100.0%	$6,253.1	100.0%	$6,146.9	100.0%

	January 3, 2014	December 28, 2012
Total Assets
North America	$1,870.4	$2,114.0
Europe	443.5	464.7
Emerging Markets	546.9	510.9
Total Assets	$2,860.8	$3,089.6

	January 3, 2014	December 28, 2012
Net Property, Plant and Equipment
North America	$79.6	$74.5
Europe	17.1	13.7
Emerging Markets	7.3	7.7
Net Property, Plant and Equipment	$104.0	$95.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
For a number of years through the end of the third quarter of 2012, our goodwill was allocated to our former geographic reporting units. As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, we were required to reassign the carrying amount of goodwill to our new reporting units, which are the same as our reportable segments, based on the relative fair value of each reporting unit as of the effective date of the change in segment reporting in the fourth quarter of 2012. The following table presents the changes in goodwill allocated to our reporting units from December 30, 2011 to January 3, 2014 (in millions):

	Previous Segments			Current Segments
	North America	Europe	Emerging Markets	ECS	W&C	OEM	Total
Balance as of December 30, 2011	$329.2	$10.9	$11.6	$—	$—	$—	$351.7
Acquisition related (a)	—	—	15.7	—	—	—	15.7
Impairment of goodwill(b)	—	(10.8)	—	—	—	—	(10.8)
Foreign currency translation	0.3	(0.1)	0.4	—	—	—	0.6
Balance as of September 28, 2012	$329.5	$—	$27.7	$—	$—	$—	$357.2
Reassignment of goodwill	(329.5)	—	(27.7)	164.1	177.8	15.3	—
Impairment of goodwill(b)	—	—	—	—	—	(15.3)	(15.3)
Foreign currency translation	—	—	—	—	0.1	—	0.1
Balance as of December 28, 2012	$—	$—	$—	$164.1	$177.9	$—	$342.0
Acquisition related (c)	—	—	—	—	2.6	—	2.6
Foreign currency translation	—	—	—	(1.6)	(0.9)	—	(2.5)
Balance as of January 3, 2014	$—	$—	$—	$162.5	$179.6	$—	$342.1

(a)
At the end of the second quarter of 2012, we acquired all of the outstanding shares of Jorvex, S.A. (“Jorvex”), an electrical wire and cable distributor based in Lima, Peru. We paid $55.3 million, net of cash acquired, and assumed approximately $12.7 million in debt. The acquisition resulted in the allocation of $15.7 million of the purchase price to goodwill. The purchase price, as well as the allocation thereof, was finalized in the second quarter of 2013.

(b)
An interim assessment of the recoverability of goodwill assigned to the reporting units was necessitated when we changed our segments in the fourth quarter of 2012. As a result of the assessment, the goodwill that was allocated to the OEM Supply segment was determined to be impaired and we recorded a non-cash impairment charge to write-off the goodwill of $15.3 million associated with this reporting unit. The accumulated impairment loss is $15.3 million as of January 3, 2014 and December 28, 2012 for the OEM segment. Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

(c)
In the second quarter of 2013, we recorded an immaterial reclassification adjustment between intangible assets and goodwill related to the purchase price allocation related to the acquisition of Jorvex.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc. (in millions):

	January 3, 2014	December 28, 2012
Assets:
Current assets	$2,275.1	$2,449.3
Property, equipment and capital leases, net	115.6	108.7
Goodwill	342.1	342.0
Other assets	139.1	201.5
Subordinated notes receivable from parent	—	5.0
	$2,871.9	$3,106.5
Liabilities and Stockholder’s Equity:
Current liabilities	$898.9	$963.1
Subordinated notes payable to parent	1.0	—
Long-term debt	851.3	700.8
Other liabilities	93.0	168.6
Stockholder’s equity	1,027.7	1,274.0
	$2,871.9	$3,106.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Net sales	$6,226.5	$6,253.1	$6,146.9
Operating income	$360.7	$288.2	$368.3
Income from continuing operations before income taxes	$303.3	$234.9	$328.0
Net income (loss) from discontinued operations	$0.1	$0.2	$(12.5)
Net income	$204.9	$140.6	$203.3
Comprehensive income	$230.1	$174.3	$145.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 3, 2014 and December 28, 2012. Our fiscal year includes 53 weeks in 2013 and 52 weeks in 2012, with the extra week in 2013 in the fourth quarter. We have never paid ordinary cash dividends on our common stock. In 2013, we declared a special dividend of $5.00 per common share, or approximately $166.5 million, as a return of excess capital to shareholders and $164.2 million was paid on January 2, 2014 to shareholders of record on December 11, 2013. In 2012, we declared a special dividend of $4.50 per common share, or approximately $153.1 million, as a return of excess capital to shareholders and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. As of February 12, 2014, we had 2,007 shareholders of record.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
Year ended January 3, 2014
Net sales	$1,490.9	$1,579.5	$1,557.6	$1,598.5
Cost of goods sold	1,152.7	1,223.4	1,200.6	1,227.1
Operating income	81.0	85.8	92.4	95.6
Income from continuing operations before income taxes	65.5	70.5	79.4	80.6
Net income from continuing operations	42.6	45.9	53.7	58.2
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	0.1	(0.1)
Net income	$42.5	$46.1	$53.8	$58.1
Income per share
Basic:
Continuing operations	$1.30	$1.40	$1.64	$1.77
Discontinued operations	$—	$0.01	$—	$—
Net income	$1.30	$1.41	$1.64	$1.77
Diluted:
Continuing operations	$1.27	$1.39	$1.62	$1.75
Discontinued operations	$—	$0.01	$—	$—
Net income	$1.27	$1.40	$1.62	$1.75
Stock price range:
High	$71.43	$78.22	$89.61	$92.46
Low	$62.00	$64.94	$75.15	$80.26
Close	$66.13	$71.71	$82.38	$89.61

(a)
In the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in"Other, net" ($0.5 million, net of tax).

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except per share amounts)	First Quarter(a)	Second Quarter	Third Quarter(b)	Fourth Quarter(c)
Year ended December 28, 2012
Net sales	$1,522.7	$1,577.0	$1,609.0	$1,544.4
Cost of goods sold	1,173.5	1,219.1	1,250.3	1,201.5
Operating income	86.7	89.9	67.3	38.6
Income from continuing operations before income taxes	71.5	69.6	47.5	20.6
Net income from continuing operations	55.6	44.0	19.8	5.2
(Loss) income from discontinued operations, net of tax	(0.3)	(0.1)	0.7	(0.1)
Net income	$55.3	$43.9	$20.5	$5.1
Income per share
Basic:
Continuing operations	$1.67	$1.32	$0.60	$0.16
Discontinued operations	$(0.01)	$(0.01)	$0.02	$—
Net income	$1.66	$1.31	$0.62	$0.16
Diluted:
Continuing operations	$1.62	$1.28	$0.59	$0.16
Discontinued operations	$(0.01)	$—	$0.02	$(0.01)
Net income	$1.61	$1.28	$0.61	$0.15
Stock price range:
High	$74.00	$73.15	$63.92	$63.54
Low	$59.85	$50.75	$47.98	$54.11
Close	$64.05	$50.18	$54.35	$59.25

(a)
In the first quarter of 2012, we recorded a charge for interest and penalties associated with prior year tax liabilities for $1.7 million, which is included in "Other, net" ($1.1 million, net of tax). In the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions.

(b)
In the third quarter of 2012, operating income includes a non-cash impairment charge to write-off goodwill and a write-down of long-lived assets in our former European reporting segment of $10.8 million and $16.4 million, respectively. We also recorded an inventory lower-of-cost-or-market adjustment of $1.2 million in our former European reporting segment. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets".

(c)
In the fourth quarter of 2012, operating income includes a non-cash goodwill impairment charge and long-lived assets impairment charge of $15.3 million and $6.0 million, respectively, related to the change in reporting segments. For further information, see Note 4. "Impairment of Goodwill and Long-lived Assets". Operating income also includes a pension charge of $15.3 million and a restructuring charge of $10.1 million. For further information, see Note 8. "Pension Plans, Post-Retirement Benefits and Other Benefits" and Note 3. "Restructuring Charge" .

NOTE 13. SUBSEQUENT EVENTS
In January 2014, the Argentina peso devalued after the central bank scaled back its intervention in a bid to preserve U.S. dollar ("USD") cash reserves. As a result, the peso dropped from approximately 6.5 pesos to one USD to approximately 8.0 pesos to one USD at the end of January 2014. We are currently evaluating the potential impact of this change, but it is not expected to have a material impact on our consolidated financial statements.
Since February 2013, we have continued to use the official rate of 6.30 bolivars to one USD as the rate that we could repatriate cash from Venezuela. In January 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 11.36 bolivars to one USD to repatriate cash from Venezuela. We are currently evaluating the potential impact of this change, but it is not expected to have a material impact on our consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of January 3, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and our internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Anixter International Inc.:
We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of January 3, 2014 and December 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2014, and our report dated February 20, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2014

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders — “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Report of the Compensation Committee.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2014 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders — “Independent Registered Public Accounting Firm and their Fees.”

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

10.2*	Anixter International Inc. 1989 Employee Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 33-38364).

10.3*	Anixter International Inc. 1998 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Registration Statement on Form S-8, file number 333-56935, Exhibit 4a).

Exhibit No.	Description of Exhibit
10.4*
Company’s Key Executive Equity Plan, as amended and restated July 16, 1992. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.8).

10.5*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).

10.6*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

10.7*
Form of Anixter International Inc. Stock Option Agreement (Revised for grants made to certain employees on or after March 1, 2010). (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010, Exhibit 10.1).

10.8*
Form of Indemnity Agreement with all directors and officers. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2009, Exhibit 10.2).

10.9*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).

10.10*	Stock Option Terms. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).

10.11*	Stock Option Terms. (Effective February 17, 2010). (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 1, 2010, Exhibit 10.12).

10.12*
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

(c) Second Amendment to the Anixter Inc. Excess Benefit Plan as amended and restated effective January 1, 2011 and dated as of December 1, 2012. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 28, 2012, Exhibit 10.14 (c)).

(d) Third Amendment to the Anixter Inc. Excess Benefit Plan as amended and restated effective January 1, 2011 and dated as of December 18, 2013.

10.13*
Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).

10.14*	Anixter Inc. Deferred Compensation Plan, 2014 Restatement, effective January 1, 2014.

10.15*	Anixter International 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).

Exhibit No.	Description of Exhibit
10.16*	Anixter International 2010 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-3 of the Company’s Proxy Statement filed on April 8, 2010).

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

10.20*
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

10.24
(a) Five-Year Revolving Credit Agreement dated April 8, 2011 among Anixter Inc., Wells Fargo Bank, National Association, as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on April 14, 2011, Exhibit 10.1).

(b) First Amendment, dated as of November 7, 2013 (the "First Amendment"), to its Five-Year Revolving Credit Agreement, dated as of April 8, 2011, among Anixter Inc., the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on November 8, 2013, Exhibit 10.1).

Exhibit No.	Description of Exhibit
10.25
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

10.26
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

(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

(101) Extensible Business Reporting Language.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, (ii) the Consolidated Balance Sheets at January 3, 2014 and December 28, 2012, (iii) the Consolidated Statements of Cash Flows for fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended January 3, 2014, December 28, 2012 and December 30, 2011, and (v) Notes to Consolidated Financial Statements for fiscal year ended January 3, 2014. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Copies of other instruments defining the rights of holders of our long-term debt and our subsidiaries not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K and omitted copies of attachments to plans and material contracts will be furnished to the Securities and Exchange Commission upon request.
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	January 3, 2014	December 28, 2012	December 30, 2011
Operating loss	$(4.3)	$(4.3)	$(4.3)
Other income (expense):
Interest income (expense), including intercompany	2.1	(16.8)	(16.2)
Other	—	—	0.2
Loss before income taxes and equity in earnings of subsidiaries	(2.2)	(21.1)	(20.3)
Income tax benefit	0.8	8.0	7.7
Loss before equity in earnings of subsidiaries	(1.4)	(13.1)	(12.6)
Equity in earnings of subsidiaries	201.9	137.9	200.8
Net income	$200.5	$124.8	$188.2
Comprehensive income	$225.7	$158.5	$130.5
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	January 3, 2014	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$0.4
Other assets	0.5	0.7
Total current assets	0.6	1.1
Other assets (primarily investment in and advances to subsidiaries)	1,031.1	1,271.3
	$1,031.7	$1,272.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$2.2	$3.1
Long-term debt	—	297.8
Other non-current liabilities	2.1	1.6
Total liabilities	4.3	302.5
Stockholders’ equity:
Common stock	32.9	32.5
Capital surplus	216.3	218.6
Accumulated other comprehensive loss	(26.6)	(51.8)
Retained earnings	804.8	770.6
Total stockholders’ equity	1,027.4	969.9
	$1,031.7	$1,272.4
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

(In millions)	Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Operating activities:
Net income	$200.5	$124.8	$188.2
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend from subsidiary	491.7	207.7	201.3
Equity in earnings of subsidiaries	(201.9)	(137.9)	(200.8)
Net gain on retirement of debt	—	—	(0.1)
Accretion of debt discount	2.2	17.4	16.6
Stock-based compensation	1.9	1.8	1.6
Amortization of deferred financing costs	0.1	0.9	0.9
Intercompany transactions	(11.5)	(10.5)	(13.8)
Income tax benefit	(0.8)	(8.0)	(7.7)
Changes in assets and liabilities, net	0.3	—	0.1
Net cash provided by operating activities	482.5	196.2	186.3
Investing activities	—	—	—
Financing activities:
Retirement of Notes due 2013	(300.0)	—	—
Payment of special cash dividend	(165.7)	(151.4)	(0.9)
Payments for repurchase of warrants	(19.2)	—	—
Proceeds from stock options exercised	8.1	3.4	13.4
Loans (to) from subsidiaries, net	(6.0)	11.0	2.5
Purchases of common stock for treasury	—	(59.2)	(107.5)
Retirement of Convertible Notes due 2033 – debt component	—	—	(48.9)
Retirement of Convertible Notes due 2033 – equity component	—	—	(44.9)
Net cash used in financing activities	(482.8)	(196.2)	(186.3)
Decrease in cash and cash equivalents	(0.3)	—	—
Cash and cash equivalents at beginning of year	0.4	0.4	0.4
Cash and cash equivalents at end of year	$0.1	$0.4	$0.4
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

NOTE TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note A — Basis of Presentation
In the parent company condensed financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Our share of net income of our unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with our consolidated financial statements.

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended January 3, 2014, December 28, 2012 and December 30, 2011

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended January 3, 2014:
Allowance for doubtful accounts	$21.4	$10.4	$(3.1)	$(11.9)	$16.8
Allowance for deferred tax asset	$22.2	$0.3	$(0.6)	$—	$21.9
Year ended December 28, 2012:
Allowance for doubtful accounts	$19.5	$7.5	$2.1	$(7.7)	$21.4
Allowance for deferred tax asset	$20.3	$0.5	$1.4	$—	$22.2
Year ended December 30, 2011:
Allowance for doubtful accounts	$23.7	$8.0	$(2.7)	$(9.5)	$19.5
Allowance for deferred tax asset	$18.8	$0.9	$0.6	$—	$20.3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 20, 2014.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2014
Robert J. Eck

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 20, 2014
Theodore A. Dosch

/s/ Terrance A. Faber	Vice President — Controller (Principal Accounting Officer)	February 20, 2014
Terrance A. Faber

/s/ Lord James Blyth*	Director	February 20, 2014
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 20, 2014
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 20, 2014
Linda Walker Bynoe

/s/ Robert J. Eck	Director	February 20, 2014
Robert J. Eck

/s/ Robert W. Grubbs*	Director	February 20, 2014
Robert W. Grubbs

/s/ F. Philip Handy*	Director	February 20, 2014
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 20, 2014
Melvyn N. Klein

/s/ George Muñoz*	Director	February 20, 2014
George Muñoz

/s/ Stuart M. Sloan*	Director	February 20, 2014
Stuart M. Sloan

/s/ Matthew Zell*	Director	February 20, 2014
Matthew Zell

/s/ Samuel Zell*	Director	February 20, 2014
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated