Form 10-Q
period 2014-04-04
ANIXTER INTERNATIONAL INC
filed 2014-04-29
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 22, 2014, 32,667,812 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013
(In millions, except per share amounts)
Net sales	$1,523.8	$1,490.9
Cost of goods sold	1,170.2	1,152.7
Gross profit	353.6	338.2
Operating expenses	267.9	257.2
Operating income	85.7	81.0
Other expense:
Interest expense	(11.2)	(13.6)
Other, net	(10.3)	(2.0)
Income before income taxes	64.2	65.4
Income tax expense	16.8	22.9
Net income	$47.4	$42.5
Income per share:
Basic	$1.44	$1.30
Diluted	$1.43	$1.27
Basic weighted-average common shares outstanding	32.9	32.6
Effect of dilutive securities:
Stock options and units	0.4	0.3
Convertible notes due 2013	—	0.6
Diluted weighted-average common shares outstanding	33.3	33.5

Net income	$47.4	$42.5
Other comprehensive loss:
Foreign currency translation	$(6.4)	$(8.1)
Changes in unrealized pension cost, net of tax	(0.2)	(0.1)
Other comprehensive loss	(6.6)	(8.2)
Comprehensive income	$40.8	$34.3

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 4, 2014	January 3, 2014
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89.8	$57.3
Accounts receivable (Includes $487.0 and $524.2 at April 4, 2014 and January 3, 2014, respectively, associated with securitization facility)	1,207.5	1,182.8
Inventories	951.5	959.8
Deferred income taxes	33.0	32.8
Other current assets	44.8	43.0
Total current assets	2,326.6	2,275.7
Property and equipment, at cost	327.6	328.0
Accumulated depreciation	(220.3)	(224.0)
Net property and equipment	107.3	104.0
Goodwill	343.3	342.1
Other assets	142.5	139.0
Total assets	$2,919.7	$2,860.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$697.6	$691.9
Accrued expenses	181.9	210.5
Total current liabilities	879.5	902.4
Long-term debt (Includes $225.0 and $145.0 at April 4, 2014 and January 3, 2014, respectively, associated with securitization facility)	869.6	836.0
Other liabilities	98.1	95.0
Total liabilities	1,847.2	1,833.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 32,972,642 and 32,853,702 shares issued and outstanding at April 4, 2014 and January 3, 2014, respectively	33.0	32.9
Capital surplus	220.4	216.3
Retained earnings	852.3	804.8
Accumulated other comprehensive income (loss):
Foreign currency translation	(6.0)	0.4
Unrecognized pension liability, net	(27.4)	(27.2)
Unrealized gain on derivatives, net	0.2	0.2
Total accumulated other comprehensive loss	(33.2)	(26.6)
Total stockholders’ equity	1,072.5	1,027.4
Total liabilities and stockholders’ equity	$2,919.7	$2,860.8

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 4, 2014	March 29, 2013
(In millions)
Operating activities:
Net income	$47.4	$42.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.6	5.6
Stock-based compensation	3.3	3.3
Amortization of intangible assets	2.0	1.9
Deferred income taxes	(3.8)	0.3
Amortization of deferred financing costs	0.6	0.7
Accretion of debt discount	0.1	2.4
Excess income tax benefit from employee stock plans	(2.7)	(1.2)
Changes in current assets and liabilities, net	(41.1)	(4.6)
Other, net	(3.4)	0.3
Net cash provided by operating activities	8.0	51.2
Investing activities:
Capital expenditures, net	(9.0)	(9.1)
Net cash used in investing activities	(9.0)	(9.1)
Financing activities:
Proceeds from borrowings	330.4	774.0
Repayment of borrowings	(263.6)	(554.4)
Retirement of Notes due 2014	(32.3)	—
Excess income tax benefit from employee stock plans	2.7	1.2
Proceeds from stock options exercised	0.5	5.8
Retirement of Notes due 2013	—	(300.0)
Other	(1.7)	(1.3)
Net cash provided by (used in) financing activities	36.0	(74.7)
Increase (decrease) in cash and cash equivalents	35.0	(32.6)
Effect of exchange rate changes on cash balances	(2.5)	1.9
Cash and cash equivalents at beginning of period	57.3	89.4
Cash and cash equivalents at end of period	$89.8	$58.7

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

Recently issued and adopted accounting pronouncements: In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, updating guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

While our derivatives are all subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross amount of our derivative assets and liabilities are immaterial.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

Foreign currency translation: Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of accumulated other comprehensive income (loss) ("AOCI"). In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
We also accumulate items in AOCI for prior service costs and actuarial gains/losses related to our defined benefit obligations and certain immaterial derivative transactions that have been designated as cash flow hedges. See Note 4. "Pension Plans" for pension related amounts reclassified into net income.
Foreign currency transactions: The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income. In the first quarter of 2014 and 2013, we recorded foreign exchange losses of $10.1 million and $1.8 million, respectively. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one U.S. Dollar ("USD") to repatriate cash from Venezuela. In the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At April 4, 2014 and January 3, 2014, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At April 4, 2014 and January 3, 2014, the gross notional amount of foreign currency forward contracts outstanding was approximately $212.6 million and 217.4 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at April 4, 2014 and January 3, 2014, the net notional amount of the foreign currency forward contracts outstanding was approximately $150.3 million and $152.0 million, respectively.

NOTE 2. INCOME TAXES
The income tax provision for the first quarter of 2014 was $16.8 million compared to $22.9 million in the corresponding period of last year. During the first quarter of 2014, we recorded a tax benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Our effective tax rate for the first quarter of 2014 was 26.1% as compared to 35.0% in the prior year period. Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income.

NOTE 3. DEBT
Debt is summarized below:

	April 4, 2014	January 3, 2014
(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Accounts receivable securitization facility	225.0	145.0
Senior notes due 2015	200.0	200.0
Revolving lines of credit	90.0	101.5
Senior notes due 2014	—	32.1
Other	4.6	7.4
Total long-term debt	$869.6	$836.0
At April 4, 2014, our total carrying value and estimated fair value of debt outstanding was $869.6 million and $906.3 million, respectively. This compares to a carrying value and estimated fair value at January 3, 2014 of $836.0 million and $867.9 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.8% and 5.8% for the three months ended April 4, 2014 and March 29, 2013, respectively.
In the first quarter of 2014, we retired our Senior notes due 2014 upon maturity for $32.3 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
In the first quarter of 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. Available borrowings under long-term credit facilities were used to retire the Senior notes due 2013.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of April 4, 2014 and January 3, 2014, $487.0 million and $524.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

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
In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that reduced expenses and funding requirements. We offered a one-time lump sum payment option to terminated vested participants and we made changes to our existing U.S. defined benefit plan, as of December 31, 2013, that froze benefits provided to employees hired on or before June 1, 2004. As part of the transition to the new pension plan, we provided a one-time transition credit equal to five percent of pay for employees at least 50 years old as of December 31, 2013 and whose combined age and years of service equals 70 or more. The amount of the transition credit for employees eligible was credited in the first quarter of 2014 to the employee’s individual 401(k) account or deferred compensation account. Accordingly, in the fourth quarter of 2013, we recorded a $2.5 million defined contribution charge related to this funding.
Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic		Foreign		Total
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Service cost	$1.2	$2.2	$1.5	$1.7	$2.7	$3.9
Interest cost	2.6	2.4	2.7	2.3	5.3	4.7
Expected return on plan assets	(3.5)	(3.0)	(3.2)	(2.6)	(6.7)	(5.6)
Net amortization (a)	(0.6)	0.8	0.3	0.4	(0.3)	1.2
Net periodic (benefit) cost	$(0.3)	$2.4	$1.3	$1.8	$1.0	$4.2
(a) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2014	January 3, 2014
(In millions)
Assets:
Current assets	$2,324.9	$2,275.1
Property, equipment and capital leases, net	118.6	115.6
Goodwill	343.3	342.1
Other assets	142.5	139.1
	$2,929.3	$2,871.9
Liabilities and Stockholder’s Equity:
Current liabilities	$876.9	$898.9
Subordinated notes payable to parent	—	1.0
Long-term debt	884.6	851.3
Other liabilities	95.4	93.0
Stockholder’s equity	1,072.4	1,027.7
	$2,929.3	$2,871.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	April 4, 2014	March 29, 2013
(In millions)
Net sales	$1,523.8	$1,490.9
Operating income	$87.1	$82.4
Income before income taxes	$65.3	$69.1
Net income	$48.2	$44.9
Comprehensive income	$41.6	$36.7

NOTE 6. STOCKHOLDERS' EQUITY
At the end of the first quarter of 2014, there were approximately 1.9 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2014, we granted 124,998 stock units to employees with a weighted-average grant-date fair value of $13.4 million. During the three months ended April 4, 2014, we granted directors 4,913 stock units, with a weighted-average grant-date fair value of $0.5 million. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2014 and 2013, the antidilutive stock options and units were immaterial.

NOTE 7. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of April 4, 2014, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 8. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, and OEM Supply fasteners and other small parts (“C” Class inventory components). We have identified Enterprise Cabling and Security Solutions (“ECS”), Electrical and Electronic Wire and Cable (“W&C”) and OEM Supply - Fasteners ("Fasteners") as reportable segments. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three months ended April 4, 2014 and March 29, 2013 are as follows (in millions):

First Quarter of 2014	ECS	W&C	Fasteners	Total
Net sales	$760.1	$514.2	$249.5	$1,523.8
Operating income	36.0	36.9	12.8	85.7

First Quarter of 2013	ECS	W&C	Fasteners	Total
Net sales	$745.1	$517.8	$228.0	$1,490.9
Operating income	34.8	41.3	4.9	81.0

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the three months ended April 4, 2014 (in millions):

	Reportable Segments
	ECS	W&C	Fasteners	Total
Balance at January 3, 2014	$162.5	$179.6	$—	$342.1
Acquisition related (a)	—	1.4	—	1.4
Foreign currency translation	0.2	(0.4)	—	(0.2)
Balance at April 4, 2014	$162.7	$180.6	$—	$343.3

(a)	In the first quarter of 2014, we recorded an immaterial reclassification between goodwill and deferred tax liability related to the purchase price allocation for the acquisition of Jorvex, S.A.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three months ended April 4, 2014 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended January 3, 2014.
Executive Overview
We delivered a solid performance overall in the first quarter, experiencing continued strong performance in our OEM Supply - Fasteners business and in our Emerging Markets geographies.
As a result, we achieved:
•Record first quarter sales of $1.52 billion, up 2.2% on a reported basis and up 3.8% organically;
•Operating income up 5.7%;
•Record first quarter Emerging Market sales up 15%;
•OEM Supply - Fasteners sales up 9.4%; and
•Adjusted earnings per diluted share of $1.44, up 13% year-over-year.
With solid momentum in the first quarter of 2014 in all of our segments and across all geographies, we believe we are well positioned for global growth as the year progresses. In addition to a steadily improving economy, we have strategic initiatives which we believe will enable us to gain market share and exceed market growth across our business. For the year, we continue to expect mid-single digit organic growth. We have taken aggressive measures to align our cost structure with the current economic environment, while continuing to invest in our strategic growth initiatives, including security, emerging markets, industrial communication and control, in-building wireless and e-commerce. As companies continue their relentless focus on managing expenses, our business model, which is based on helping our customers lower their supply chain costs and reduce execution risk across the globe, is of even greater value.
First Quarter 2014 and 2013 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	April 4, 2014	March 29, 2013
Net sales	$1,523.8	$1,490.9
Gross profit	353.6	338.2
Operating expenses	267.9	257.2
Operating income	85.7	81.0
Other expense:
Interest expense	(11.2)	(13.6)
Other, net	(10.3)	(2.0)
Income before income taxes	64.2	65.4
Income tax expense	16.8	22.9
Net income	$47.4	$42.5
Diluted income per share	$1.43	$1.27

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth which excludes the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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
Our operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the electrical wire and cable products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, our mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the impact of changes in copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.
In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded a tax benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. The following summarizes the impact of these items on our results for the first quarter of 2014:

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended
	April 4, 2014	March 29, 2013
Items impacting other expenses:	Favorable / (Unfavorable)
Foreign exchange loss from the devaluation of foreign currencies	$(8.0)	—
Total of items impacting other expenses	$(8.0)	$—
Total of items impacting pre-tax income	$(8.0)	$—
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	2.7	—
Reversal of deferred income tax valuation allowances	4.9	—
Total of items impacting income taxes	$7.6	$—
Net income impact of these items	$(0.4)	$—
Diluted EPS impact of these items	$(0.01)	$—

In 2014 and 2013, there were no items that significantly impacted operating income. All other items impacted consolidated results only and were not allocated to segments.

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	April 4, 2014	March 29, 2013
Reconciliation to most directly comparable GAAP financial measure:
Net income - Non-GAAP	$47.8	$42.5
Items impacting net income	$(0.4)	$—
Net income - GAAP	$47.4	$42.5

Diluted EPS – Non-GAAP	$1.44	$1.27
Diluted EPS impact of these items	$(0.01)	$—
Diluted EPS – GAAP	$1.43	$1.27

Net Sales

(In millions)	Three Months Ended
	ECS	W&C	Fasteners	Total
Net sales, 2014	$760.1	$514.2	$249.5	$1,523.8
Net sales, 2013	745.1	517.8	228.0	1,490.9
$ Change in amounts reported	$15.0	$(3.6)	$21.5	$32.9
% Change in amounts reported	2.0%	(0.7)%	9.4%	2.2%
Less the % Impact of:
Foreign exchange	1.1%	1.4%	(1.4)%	0.8%
Copper pricing	—%	2.3%	—%	0.8%
Organic *	3.1%	3.0%	8.1%	3.8%

*	Amounts may not sum due to rounding
ECS – Sales of $760.1 million compares to $745.1 million in the prior year period. The 2.0% increase in the first quarter was driven by strong growth in our European and Emerging Markets geographies of 17.3% and 16.3%, respectively, combined with solid improvement in our core U.S. enterprise cabling business. Security sales, which represent approximately 26% of total segment sales, increased slightly in the quarter. Excluding the $7.8 million unfavorable impact from foreign exchange, organic sales increased 3.1%. Sequentially, global sales decreased 6.3% from the fourth quarter of 2013, largely due to severe weather impacting the North American business in January and February.
W&C – Sales of $514.2 million compares to $517.8 million in the prior year period. The 0.7% decrease in the first quarter was primarily caused by the negative impact of the decline in the average price of copper. European and Emerging Markets sales increased by 7.8% and 4.2%, respectively, due to growth in the industrial and OEM businesses. Excluding the unfavorable impact of both a 10% decline in the average price of copper and foreign exchange, organic sales increased by 3.0%. Sequentially, global sales decreased by 4.7% versus the fourth quarter of 2013, largely due to severe weather impacting the North American business in January and February.
Fasteners – Sales of $249.5 million compares to $228.0 million in the prior year period reflecting the continued increase in customer production levels combined with incremental sales to new customers. Excluding the $3.1 million favorable impact from foreign exchange, organic sales increased by 8.1% year-over-year. On a sequential basis, sales increased 0.7%.

Gross Margin
Gross margin of 23.2% compares to 22.7% in the prior year quarter and 23.2% in the fourth quarter of 2013. The effects of lower copper prices did not impact gross margin percentages. The year-over-year increase in gross margin was due to improvements in all segments, the result of our continued focus on margin realization. On a sequential basis, gross margin was flat, as improving trends in our ECS segment were offset by customer mix-driven lower gross margin in our Fasteners segment.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses of $267.9 million compares to $257.2 million in the first quarter of 2013. The increase primarily resulted from higher employee incentives, increased medical benefit costs and investments in new positions to support our strategic initiatives. Operating expenses for the three months ended April 4, 2014 include changes in foreign exchange rates which caused operating expenses to decrease by $1.1 million, compared to the three months ended March 29, 2013. Excluding the foreign exchange, operating expenses increased $11.8 million, or 4.6% from the prior year quarter.
Operating Income

(In millions)	Three Months Ended
	ECS	W&C	Fasteners	Total
Operating income, 2014	$36.0	$36.9	$12.8	$85.7
Operating income, 2013	34.8	41.3	4.9	81.0
$ Change	$1.2	$(4.4)	$7.9	$4.7
% Change	3.2%	(10.5)%	162.3%	5.7%
ECS – Operating margin of 4.7% is flat versus the prior year as the improved gross margins were offset by higher operating expenses. Sequentially, margins declined 40 basis points, reflecting the lower volume.
W&C – Operating margin of 7.2% compares to 8.0% in the prior year quarter and 7.6% in the fourth quarter of 2013. The decrease in margins was caused primarily by a decline in copper prices, geographic and product mix and investments in growth initiatives.
Fasteners – Operating margin of 5.1% compares to 2.1% in the prior year quarter and 5.5% in the fourth quarter of 2013. The increase from the first quarter of 2013 was a result of increased volume as well as improvements in the business. The fourth quarter of 2013 included a positive impact related to a specific contract and sale of remaining inventory, which we do not anticipate recurring in 2014.

Interest Expense and Other
Interest expense was $11.2 million and $13.6 million in the first quarter of 2014 and 2013, respectively. Our average cost of debt was 4.8% and 5.8% in the first quarter of 2014 and 2013, respectively. The decrease in interest expense and average cost of debt is driven by the retirement of convertible debt in the first quarter of 2013 and the change in the mix of lower-cost borrowings quarter-over-quarter. In the first quarter of 2014 and 2013, we recorded foreign exchange losses of $10.1 million and $1.8 million, respectively. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one U.S. Dollar ("USD") to repatriate cash from Venezuela. Similarly, in the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
The combined effect of changes in both the equity and bond markets resulted in gains on the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program of $0.3 million and $0.1 million in the first quarter of 2014 and 2013, respectively.
Income Taxes
The income tax provision for the first quarter of 2014 was $16.8 million compared to $22.9 million in the corresponding period of last year. During the first quarter of 2014, we recorded a benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Our effective tax rate for the first quarter of 2014 was 26.1% as compared to 35.0% in the prior year period. Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income. Excluding the impact of the tax benefit, the adjusted tax rate for the first quarter of 2014 was 33.8%.

ANIXTER INTERNATIONAL INC.

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
Net cash provided by operations was $8.0 million in the three months ended April 4, 2014, which compares to $51.2 million in the prior year period. The reduction in cash flow is primarily due to the working capital requirements in this year's first quarter associated with an improving sales trend over the course of the quarter versus a softening trend in the year ago quarter. The additional volume-driven working capital requirement was partially offset by improved working capital efficiency resulting in a reduction in working capital days.
Net cash used in investing activities, consisting of capital expenditures, was $9.0 million and $9.1 million for the three months ended April 4, 2014 and March 29, 2013, respectively. Capital expenditures are expected to be approximately $40 to $45 million in 2014 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash provided by financing activities was $36.0 million in the three months ended April 4, 2014 compared to net cash used in financing activities of $74.7 million in the three months ended March 29, 2013. During the three months ended April 4, 2014, we had net proceeds from borrowings on revolving lines of credit of $66.8 million, which were offset with repayments of our Senior notes due 2014 which had a maturity value of $32.3 million. During the three months ended March 29, 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Senior notes due 2013 in cash. We also had net proceeds from borrowings on revolving lines of credit of $219.6 million.

Liquidity and Capital Resources
We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on the current economic environment as well as pursue acquisition opportunities when they become available. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
At the end of the first quarter of 2014, we had approximately $337.6 million in available, committed, unused credit lines as well as $225.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, resulting in $412.6 million of available borrowings at the end of the first quarter of 2014. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. We also had a quarter-end cash balance of $89.8 million. Our debt-to-total capitalization was 44.8% and 44.9% at April 4, 2014 and January 3, 2014, respectively.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of April 4, 2014, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding our credit arrangements, see Note 3. "Debt" in the Notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Critical Accounting Policies and New Accounting Pronouncements
There were no material changes in our critical accounting policies since the filing of our 2013 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2013 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to our market risks and related disclosures in Item 7A. of Part II in our Annual Report on Form 10-K for the year ended January 3, 2014, as filed with the Securities and Exchange Commission on February 20, 2014.

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of April 4, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 4, 2014. There was no change in our internal control over financial reporting that occurred during the three months ended April 4, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 7. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended January 3, 2014, as filed with the Securities and Exchange Commission on February 20, 2014.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2014 and March 29, 2013, (ii) the Condensed Consolidated Balance Sheets at April 4, 2014 and January 3, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2014 and March 29, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended April 4, 2014. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 29, 2014	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

April 29, 2014	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer