Form 10-Q
period 2014-07-04
ANIXTER INTERNATIONAL INC
filed 2014-07-29
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 22, 2014, 32,759,173 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
(In millions, except per share amounts)
Net sales	$1,586.0	$1,579.5	$3,109.8	$3,070.4
Cost of goods sold	1,223.1	1,223.4	2,393.3	2,376.1
Gross profit	362.9	356.1	716.5	694.3
Operating expenses	270.5	270.3	538.4	527.5
Operating income	92.4	85.8	178.1	166.8
Other expense:
Interest expense	(10.1)	(11.3)	(21.3)	(24.9)
Other, net	(2.6)	(3.7)	(12.9)	(5.7)
Income before income taxes	79.7	70.8	143.9	136.2
Income tax expense	25.9	24.7	42.7	47.6
Net income	$53.8	$46.1	$101.2	$88.6
Income per share:
Basic	$1.63	$1.41	$3.07	$2.71
Diluted	$1.61	$1.40	$3.04	$2.67
Basic weighted-average common shares outstanding	33.0	32.8	33.0	32.7
Effect of dilutive securities:
Stock options and units	0.3	0.2	0.3	0.2
Convertible notes due 2013	—	—	—	0.3
Diluted weighted-average common shares outstanding	33.3	33.0	33.3	33.2

Net income	$53.8	$46.1	$101.2	$88.6
Other comprehensive income (loss):
Foreign currency translation	$15.0	$(12.5)	$8.6	$(20.6)
Changes in unrealized pension cost, net of tax	(0.1)	0.4	(0.3)	0.3
Changes in fair market value of derivatives	(0.1)	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss)	14.8	(12.2)	8.2	(20.4)
Comprehensive income	$68.6	$33.9	$109.4	$68.2

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 4, 2014	January 3, 2014
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$121.4	$57.3
Accounts receivable (Includes $507.1 and $524.2 at July 4, 2014 and January 3, 2014, respectively, associated with securitization facility)	1,262.6	1,182.8
Inventories	992.2	959.8
Deferred income taxes	32.0	32.8
Other current assets	43.3	43.0
Total current assets	2,451.5	2,275.7
Property and equipment, at cost	334.5	328.0
Accumulated depreciation	(224.1)	(224.0)
Net property and equipment	110.4	104.0
Goodwill	344.0	342.1
Other assets	144.3	139.0
Total assets	$3,050.2	$2,860.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$790.8	$691.9
Accrued expenses	191.3	210.5
Total current liabilities	982.1	902.4
Long-term debt (Includes $200.0 and $145.0 at July 4, 2014 and January 3, 2014, respectively, associated with securitization facility)	822.1	836.0
Other liabilities	97.7	95.0
Total liabilities	1,901.9	1,833.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,056,049 and 32,853,702 shares issued and outstanding at July 4, 2014 and January 3, 2014, respectively	33.1	32.9
Capital surplus	227.5	216.3
Retained earnings	906.1	804.8
Accumulated other comprehensive income (loss):
Foreign currency translation	9.0	0.4
Unrecognized pension liability, net	(27.5)	(27.2)
Unrealized gain on derivatives, net	0.1	0.2
Total accumulated other comprehensive loss	(18.4)	(26.6)
Total stockholders’ equity	1,148.3	1,027.4
Total liabilities and stockholders’ equity	$3,050.2	$2,860.8

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 4, 2014	June 28, 2013
(In millions)
Operating activities:
Net income	$101.2	$88.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.4	11.1
Stock-based compensation	6.6	6.8
Amortization of intangible assets	3.9	4.2
Amortization of deferred financing costs	1.1	1.4
Accretion of debt discount	0.1	2.5
Excess income tax benefit from employee stock plans	(3.6)	(1.2)
Deferred income taxes	(3.8)	10.0
Pension plan contributions	(8.3)	(6.5)
Pension plan expenses	2.3	8.4
Changes in current assets and liabilities, net	(22.4)	(11.6)
Other, net	(1.8)	—
Net cash provided by operating activities	86.7	113.7
Investing activities:
Capital expenditures, net	(17.1)	(17.9)
Net cash used in investing activities	(17.1)	(17.9)
Financing activities:
Proceeds from borrowings	625.4	1,186.9
Repayment of borrowings	(606.1)	(1,019.8)
Retirement of Notes due 2014	(32.3)	—
Proceeds from stock options exercised	4.2	7.4
Excess income tax benefit from employee stock plans	3.6	1.2
Deferred financing costs	(0.5)	—
Retirement of Notes due 2013	—	(300.0)
Other	(1.7)	(1.5)
Net cash used in financing activities	(7.4)	(125.8)
Increase (decrease) in cash and cash equivalents	62.2	(30.0)
Effect of exchange rate changes on cash balances	1.9	(2.0)
Cash and cash equivalents at beginning of period	57.3	89.4
Cash and cash equivalents at end of period	$121.4	$57.4

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

Recently issued and adopted accounting pronouncements: In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, updating guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The guidance is effective for us beginning in fiscal year 2014.

While our derivatives are all subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross amount of our derivative assets and liabilities are immaterial.

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently in the process of evaluating the transition methods and the impact of adoption of this ASU on our financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.
Other, net: The following represents the components of “Other, net” as reflected in the Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Other, net:
Foreign exchange	$(1.9)	$(2.9)	$(12.0)	$(4.7)
Cash surrender value of life insurance policies	0.5	(0.8)	0.8	(0.7)
Other	(1.2)	—	(1.7)	(0.3)
Total other, net	$(2.6)	$(3.7)	$(12.9)	$(5.7)
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At July 4, 2014 and January 3, 2014, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At July 4, 2014 and January 3, 2014, the gross notional amount of foreign currency forward contracts outstanding was approximately $178.8 million and $217.4 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at July 4, 2014 and January 3, 2014, the net notional amount of the foreign currency forward contracts outstanding was approximately $104.6 million and $152.0 million, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in "Accumulated other comprehensive income (loss)" (“AOCI”) which are also reported in "Other comprehensive income" on the Condensed Consolidated Statement of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 4. "Pension Plans" for pension related amounts reclassified into net income.

Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of AOCI, “Foreign currency translation." In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

NOTE 2. INCOME TAXES
The income tax provision for the second quarter of 2014 was $25.9 million compared to $24.7 million in the corresponding period of last year. Our effective tax rate for the second quarter of 2014 was 32.5% compared to 34.9% in the prior year period. During the second quarter of 2014, we recorded a net tax benefit of $2.0 million primarily related to the reversal of a deferred income tax valuation allowance in Europe.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provision for the six months ended July 4, 2014 was $42.7 million compared to $47.6 million in the corresponding period of last year. Our effective tax rate for the six months ended July 4, 2014 was 29.6% as compared to 34.9% in the prior year period. During the six months ended July 4, 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. As a result of the items mentioned above and changes in tax rates related to country mix of income, our effective tax rate was different from the statutory rate.

NOTE 3. DEBT
Debt is summarized below:

	July 4, 2014	January 3, 2014
(In millions)
Long-term debt:
Senior notes due 2019	$350.0	$350.0
Senior notes due 2015	200.0	200.0
Accounts receivable securitization facility	200.0	145.0
Revolving lines of credit	68.0	101.5
Senior notes due 2014	—	32.1
Other	4.1	7.4
Total long-term debt	$822.1	$836.0
At July 4, 2014, our total carrying value and estimated fair value of debt outstanding was $822.1 million and $862.5 million, respectively. This compares to a carrying value and estimated fair value at January 3, 2014 of $836.0 million and $867.9 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.6% and 4.9% for the three months ended July 4, 2014 and June 28, 2013, respectively, and 4.7% and 5.3% for the six months ended July 4, 2014 and June 28, 2013, respectively.
In the first quarter of 2014, we retired our Senior notes due 2014 upon maturity for $32.3 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
In the first quarter of 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. At the time of issuance of the notes, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the notes at maturity. Available borrowings under long-term financing agreements were used to retire the Senior notes due 2013.
At issuance of the Senior notes due 2013, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81, which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of July 4, 2014 and January 3, 2014, $507.1 million and $524.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 30, 2014, our primary operating subsidiary, Anixter Inc., amended the Receivables Purchase Agreement governing its accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot has replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused capacity fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

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
Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic (a)		Foreign		Total
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Service cost	$1.2	$2.0	$1.5	$1.7	$2.7	$3.7
Interest cost	2.7	2.4	2.7	2.4	5.4	4.8
Expected return on plan assets	(3.4)	(2.9)	(3.2)	(2.6)	(6.6)	(5.5)
Net amortization (b)	(0.5)	0.8	0.3	0.4	(0.2)	1.2
Net periodic cost	$—	$2.3	$1.3	$1.9	$1.3	$4.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	Domestic (a)		Foreign		Total
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Service cost	$2.4	$4.2	$3.0	$3.4	$5.4	$7.6
Interest cost	5.3	4.8	5.4	4.7	10.7	9.5
Expected return on plan assets	(6.9)	(5.9)	(6.4)	(5.2)	(13.3)	(11.1)
Net amortization (b)	(1.1)	1.6	0.6	0.8	(0.5)	2.4
Net periodic (benefit) cost	$(0.3)	$4.7	$2.6	$3.7	$2.3	$8.4
(a) Domestic service costs are lower in the three and six months ended July 4, 2014 as compared to the corresponding periods in the prior year as a result of the aforementioned actions we took in the fourth quarter of 2012.
(b) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2014	January 3, 2014
(In millions)
Assets:
Current assets	$2,450.0	$2,275.1
Property, equipment and capital leases, net	121.4	115.6
Goodwill	344.0	342.1
Other assets	144.3	139.1
	$3,059.7	$2,871.9
Liabilities and Stockholder’s Equity:
Current liabilities	$981.7	$898.9
Subordinated notes payable to parent	—	1.0
Long-term debt	836.8	851.3
Other liabilities	94.9	93.0
Stockholder’s equity	1,146.3	1,027.7
	$3,059.7	$2,871.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
(In millions)
Net sales	$1,586.0	$1,579.5	$3,109.8	$3,070.4
Operating income	$93.8	$87.0	$180.9	$169.4
Income before income taxes	$80.8	$71.7	$146.1	$140.8
Net income	$54.5	$45.3	$102.7	$90.2
Comprehensive income	$69.3	$33.1	$110.9	$69.8

NOTE 6. STOCKHOLDERS' EQUITY
At the end of the second quarter of 2014, there were approximately 1.9 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and six months ended July 4, 2014, we granted 1,817 and 126,815 stock units to employees, respectively, with a weighted-average grant-date fair value of $0.2 million and $13.6 million, respectively. During the three and six months ended July 4, 2014, we granted directors 4,586 and 9,499 stock units, respectively, with a weighted-average grant-date fair value of $0.5 million and $1.0 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2014 and 2013, the antidilutive stock options and units were immaterial.

NOTE 7. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of July 4, 2014, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
Segment Financial Information
Segment information for the three and six months ended July 4, 2014 and June 28, 2013 are as follows (in millions):

Second Quarter of 2014	ECS	W&C	Fasteners	Total
Net sales	$817.4	$525.5	$243.1	$1,586.0
Operating income	44.1	36.1	12.2	92.4

Second Quarter of 2013	ECS	W&C	Fasteners	Total
Net sales	$813.8	$530.6	$235.1	$1,579.5
Operating income	42.0	38.1	5.7	85.8

Six Months of 2014	ECS	W&C	Fasteners	Total
Net sales	$1,577.5	$1,039.7	$492.6	$3,109.8
Operating income	80.1	73.0	25.0	178.1

Six Months of 2013	ECS	W&C	Fasteners	Total
Net sales	$1,558.9	$1,048.4	$463.1	$3,070.4
Operating income	76.8	79.4	10.6	166.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the six months ended July 4, 2014 (in millions):

	Reportable Segments
	ECS	W&C	Fasteners	Total
Balance at January 3, 2014	$162.5	$179.6	$—	$342.1
Acquisition related (a)	—	1.4	—	1.4
Foreign currency translation	1.7	(1.2)	—	0.5
Balance at July 4, 2014	$164.2	$179.8	$—	$344.0

(a)	In the first quarter of 2014, we recorded an immaterial reclassification between goodwill and deferred tax liability related to the purchase price allocation for the acquisition of Jorvex, S.A.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three and six months ended July 4, 2014 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended January 3, 2014.
Executive Overview
We delivered a solid performance overall in the second quarter, experiencing continued strong performance in our OEM Supply - Fasteners business and in our European and Emerging Markets geographies.
As a result, we achieved:
•Earnings per diluted share of $1.61, up 15.0% year-over-year;
•Record second quarter sales of $1.59 billion;
•Cash from operations of $86.7 million in the first half of 2014;
•Gross margin increased 40 basis points to 22.9%;
•Operating income of $92.4 million, an increase of 7.8%; and
•Record second quarter Emerging Market sales of $229.1 million, up 10.6%.
With solid momentum in the second quarter in all of our segments in our European and Emerging Markets geographies, and evidence of improving sales trends in our North American markets, we believe we are well-positioned for accelerating growth in the second half of the year. In addition to steadily improving global markets, we believe our strategic initiatives will enable us to gain market share and exceed market growth. For the year, we expect to be at the low end of our previous estimate of mid-single-digit organic sales growth. We have taken aggressive measures to align our cost structure with the current economic environment, while continuing to invest in our strategic growth initiatives, including security, emerging markets, industrial communication and control, in-building wireless and e-commerce. Through our global footprint, technical and engineering expertise and highly customized supply chain solutions, we continue to help our customers take complexity, risk and cost out of their supply chains.
Second Quarter and Year-to-Date 2014 and 2013 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Net sales	$1,586.0	$1,579.5	$3,109.8	$3,070.4
Gross profit	362.9	356.1	716.5	694.3
Operating expenses	270.5	270.3	538.4	527.5
Operating income	92.4	85.8	178.1	166.8
Other expense:
Interest expense	(10.1)	(11.3)	(21.3)	(24.9)
Other, net	(2.6)	(3.7)	(12.9)	(5.7)
Income before income taxes	79.7	70.8	143.9	136.2
Income tax expense	25.9	24.7	42.7	47.6
Net income	$53.8	$46.1	$101.2	$88.6
Diluted income per share	$1.61	$1.40	$3.04	$2.67

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which excludes the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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
The second quarter of 2014 includes a net tax benefit of $2.0 million primarily related to the reversal of a deferred tax valuation allowance in Europe. Also, due to the change in the country level mix in the full year forecast of earnings, the second quarter of 2014 tax expense includes $0.4 million of additional expense to forecast an effective tax rate of 34.4% for the full year, excluding the net tax benefit described above. In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded a net tax benefit of $4.9 million in the first quarter of 2014 primarily related to the reversal of deferred income tax valuation allowances in Europe. The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended July 4, 2014 and June 28, 2013:

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Items impacting other expenses:	Favorable / (Unfavorable)
Foreign exchange loss from the devaluation of foreign currencies	$—	—	(8.0)	—
Total of items impacting other expenses	$—	$—	$(8.0)	$—
Total of items impacting pre-tax income	$—	$—	$(8.0)	$—
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	—	—	2.7	—
Primarily reversal of deferred income tax valuation allowances	2.0	—	6.9	—
Impact of change in forecast on effective tax rate	(0.4)	—	—	—
Total of items impacting income taxes	$1.6	$—	$9.6	$—
Net income impact of these items	$1.6	$—	$1.6	$—
Diluted EPS impact of these items	$0.04	$—	$0.05	$—

ANIXTER INTERNATIONAL INC.

In 2014 and 2013, there were no items that significantly impacted operating income. All other items impacted consolidated results only and were not allocated to segments.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Reconciliation to most directly comparable GAAP financial measure:
Net income - Non-GAAP	$52.2	$46.1	$99.6	$88.6
Items impacting net income	$1.6	$—	$1.6	$—
Net income - GAAP	$53.8	$46.1	$101.2	$88.6

Diluted EPS – Non-GAAP	$1.57	$1.40	$2.99	$2.67
Diluted EPS impact of these items	$0.04	$—	$0.05	$—
Diluted EPS – GAAP	$1.61	$1.40	$3.04	$2.67

Net Sales

(In millions)	Three Months Ended				Six Months Ended
	ECS	W&C	Fasteners	Total	ECS	W&C	Fasteners	Total
Net sales, 2014	$817.4	$525.5	$243.1	$1,586.0	$1,577.5	$1,039.7	$492.6	$3,109.8
Net sales, 2013	813.8	530.6	235.1	1,579.5	1,558.9	1,048.4	463.1	3,070.4
$ Change in amounts reported	$3.6	$(5.1)	$8.0	$6.5	$18.6	$(8.7)	$29.5	$39.4
% Change in amounts reported	0.4%	(1.0)%	3.4%	0.4%	1.2%	(0.8)%	6.4%	1.3%
Less the % Impact of:
Foreign exchange	(0.3)%	(0.1)%	2.6%	0.2%	(0.7)%	(0.7)%	2.0%	(0.3)%
Copper pricing	—%	(1.0)%	—%	(0.3)%	—%	(1.7)%	—%	(0.6)%
Organic *	0.8%	0.1%	0.8%	0.6%	1.9%	1.5%	4.4%	2.1%

*	Amounts may not sum due to rounding
ECS – Sales of $817.4 million compares to $813.8 million in the prior year period. The 0.4% increase in the second quarter sales reflected growth in our European and Emerging Markets geographies of 3.1% and 4.7%, respectively. Excluding the $2.8 million unfavorable impact from foreign exchange, organic sales increased 0.8%, driven by Emerging Markets sales growth. Security sales, which represent approximately 26% of total segment sales, decreased 2% in the quarter. On a sequential basis, ECS sales increased 7.5% from the first quarter of 2014 despite two fewer billing days in the current quarter. The sequential improvement reflected improving market conditions, typical seasonal trends, and the adverse impact of severe weather in North America on first quarter sales. Year-to-date sales were up 1.9% organically from the prior six month period. The increase in reported year-to-date sales was also driven by strong growth in our European and Emerging Markets geographies of 9.8% and 9.9%, respectively.
W&C – Sales of $525.5 million compares to $530.6 million in the prior year period. The 1.0% decrease in the second quarter was driven by a drop of approximately $0.14, or 4.3%, in the average price of copper. European and Emerging Markets sales increased by 15.5% and 19.4%, respectively. On a sequential basis, W&C sales increased 2.2% despite two fewer billing days in the current quarter. The sequential improvement reflected a combination of typical seasonal trends and the adverse impact of severe weather in North America on first quarter sales. Year-to-date sales were up 1.5% organically from the prior six month period driven by European and Emerging Markets reported sales increases of 11.6% and 11.5%, respectively.

ANIXTER INTERNATIONAL INC.

Fasteners – Sales of $243.1 million compares to $235.1 million, a 3.4% increase from the prior year quarter. Excluding the $6.1 million favorable impact from foreign exchange, organic sales increased by 0.8% year-over-year. Further excluding the $11.6 million impact resulting from the previously disclosed transition of an existing customer to dual source supply, organic sales growth would have been 6.1%. On a sequential basis, sales decreased by 2.6% primarily due to two fewer billing days in the current quarter. Year-to-date reported sales were up 6.4% driven by an increase of 36.3% in Emerging Markets.

Gross Margin
Gross margin of 22.9% compares to 22.5% in the year-ago quarter. On a year-to-date basis, gross margin increased in the first half of 2014 to 23.0% as compared to 22.6% in the prior year period. The effects of lower copper prices did not impact gross margin percentages. The year-over-year increase in gross margin was due to improvements in all segments. On a sequential basis, gross margin decreased by 30 basis points caused by increased project billings and customer mix.
Operating Expenses
Operating expenses of $270.5 million for the second quarter of 2014 were flat versus the year-ago quarter, reflecting strong expense control while continuing to invest in strategic investments. Operating expenses for the six months ended July 4, 2014 include changes in foreign exchange rates, which caused operating expenses to increase by $0.4 million compared to the six months ended June 28, 2013. Excluding the foreign exchange, operating expenses increased $10.5 million, or 2.0% from the prior year.
Operating Income

(In millions)	Three Months Ended				Six Months Ended
	ECS	W&C	Fasteners	Total	ECS	W&C	Fasteners	Total
Operating income, 2014	$44.1	$36.1	$12.2	$92.4	$80.1	$73.0	$25.0	$178.1
Operating income, 2013	42.0	38.1	5.7	85.8	76.8	79.4	10.6	166.8
$ Change	$2.1	$(2.0)	$6.5	$6.6	$3.3	$(6.4)	$14.4	$11.3
% Change	5.1%	(5.1)%	113.3%	7.8%	4.2%	(7.9)%	135.8%	6.8%
ECS – Operating margin of 5.4% in the second quarter of 2014 is up 20 basis points versus the year-ago quarter. Sequentially, margins increased 70 basis points. On a year-to-date basis, operating margin was 5.1% in the first half of 2014 compared to 4.9% in the first half of 2013. The second quarter and year-to-date increases reflect the strong performance in the Emerging Markets and European geographies.
W&C – Operating margin of 6.9% in the second quarter of 2014 compares to 7.2% in the year-ago quarter. The operating margin was negatively impacted by the drop in copper prices which was the largest cause of the decline. On a year-to-date basis, operating margin was 7.0% in the first half of 2014 compared to 7.6% in the first half of 2013. The decrease in both the second quarter and year-to-date operating margin is largely a result of weaker geographic and product mix along with negative cost leverage due to lower copper pricing.
Fasteners – Operating margin of 5.0% in the second quarter of 2014 compares to 2.4% in the year-ago quarter. On a year-to-date basis, operating margin was 5.1% in the first half of 2014 compared to 2.3% in the first half of 2013. The increase in both the second quarter and year-to-date operating margin is due to strong cost control actions as we continue to align the business with market conditions.
Interest Expense and Other
Interest expense was $10.1 million and $11.3 million in the second quarter of 2014 and 2013, respectively, and $21.3 million and $24.9 million in the first half of 2014 and 2013, respectively. Our average cost of debt was 4.6% and 4.9% in the second quarter of 2014 and 2013, respectively. The decrease in interest expense and average cost of debt is driven by the retirement of our Senior notes due 2013 in the first quarter of 2013, the retirement of our Senior notes due 2014 in the first quarter of 2014 and the change in the mix of lower-cost borrowings quarter-over-quarter. For the six months ended 2014 and 2013, we recorded foreign exchange losses of $12.0 million and $4.7 million, respectively. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one U.S. Dollar ("USD") to repatriate cash from Venezuela. Similarly, in the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.

ANIXTER INTERNATIONAL INC.

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded a gain on the cash surrender value of $0.5 million in the second quarter of 2014 versus a loss of $0.8 million in the second quarter of 2013.
Income Taxes
The income tax provision for the second quarter of 2014 was $25.9 million compared to $24.7 million in the corresponding period of last year. Our effective tax rate for the second quarter of 2014 was 32.5% as compared to 34.9% in the prior year period. The income tax provision for the six months ended July 4, 2014 was $42.7 million compared to $47.6 million in the corresponding period of last year. Our effective tax rate for the six months ended July 4, 2014 was 29.6% as compared to 34.9% in the prior year period. During the first half of 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income. Excluding the impact of the net tax benefits, the adjusted tax rate for the first half of 2014 was 34.4%.
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

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, then from additional borrowings and lastly from additional equity offerings. In periods when sales are decreasing, we will have improved cash flows due to reduced working capital requirements. During such periods, we will use the expanded cash flow to reduce the amount of leverage in our capital structure until such time as improved economic conditions and growth resume. Also, we will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.
Net cash provided by operations was $86.7 million in the six months ended July 4, 2014, which compares to $113.7 million in the prior year period. The reduction in cash flow is primarily due to the working capital requirements in this year's first half associated with an improving sales trend over the course of the year.
Net cash used in investing activities, consisting of capital expenditures, was $17.1 million and $17.9 million for the six months ended July 4, 2014 and June 28, 2013, respectively. Capital expenditures are expected to be approximately $40 to $45 million in 2014 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash used in financing activities was $7.4 million and $125.8 million in the six months ended July 4, 2014 and June 28, 2013, respectively. During the six months ended July 4, 2014, we had net proceeds from borrowings on revolving lines of credit of $19.3 million, which were offset with repayments of our Senior notes due 2014 which had a maturity value of $32.3 million. During the six months ended June 28, 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Senior notes due 2013 in cash. We also had net proceeds from borrowings on revolving lines of credit of $167.1 million in 2013.

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

ANIXTER INTERNATIONAL INC.

On May 30, 2014, our primary operating subsidiary Anixter Inc. amended the Receivables Purchase Agreement governing its accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot has replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused capacity fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

All other material terms and conditions remain unchanged.
At the end of the second quarter of 2014, we had approximately $352.4 million in available, committed, unused credit lines as well as $200.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, resulting in $452.4 million of available borrowings at the end of the second quarter of 2014. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. We also had a quarter-end cash balance of $121.4 million. Our debt-to-total capitalization was 41.7% and 44.9% at July 4, 2014 and January 3, 2014, respectively.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of July 4, 2014, the total availability of all revolving lines of credit at Anixter Inc. would be permitted to be borrowed. For further information, including information regarding our credit arrangements, see Note 3. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
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

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of July 4, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 4, 2014. There was no change in our internal control over financial reporting that occurred during the three months ended July 4, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2014 and June 28, 2013, (ii) the Condensed Consolidated Balance Sheets at July 4, 2014 and January 3, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2014 and June 28, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and six months ended July 4, 2014. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 29, 2014	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

July 29, 2014	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer