Form 10-Q
period 2014-10-03
ANIXTER INTERNATIONAL INC
filed 2014-10-28
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 21, 2014, 32,837,494 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
(In millions, except per share amounts)
Net sales	$1,666.6	$1,557.6	$4,776.4	$4,628.0
Cost of goods sold	1,288.0	1,200.6	3,681.3	3,576.7
Gross profit	378.6	357.0	1,095.1	1,051.3
Operating expenses	284.6	264.6	823.0	792.1
Operating income	94.0	92.4	272.1	259.2
Other expense:
Interest expense	(11.1)	(11.3)	(32.4)	(36.2)
Other, net	(2.5)	(1.6)	(15.4)	(7.3)
Income before income taxes	80.4	79.5	224.3	215.7
Income tax expense	27.9	25.7	70.6	73.3
Net income	$52.5	$53.8	$153.7	$142.4
Income per share:
Basic	$1.59	$1.64	$4.66	$4.35
Diluted	$1.57	$1.62	$4.61	$4.29
Basic weighted-average common shares outstanding	33.1	32.8	33.0	32.8
Effect of dilutive securities:
Stock options and units	0.3	0.3	0.3	0.2
Convertible notes due 2013	—	—	—	0.2
Diluted weighted-average common shares outstanding	33.4	33.1	33.3	33.2

Net income	$52.5	$53.8	$153.7	$142.4
Other comprehensive (loss) income:
Foreign currency translation	$(35.2)	$11.2	$(26.6)	$(9.4)
Changes in unrealized pension cost, net of tax	—	0.8	(0.3)	1.1
Changes in fair market value of derivatives	(0.1)	—	(0.2)	(0.1)
Other comprehensive (loss) income	(35.3)	12.0	(27.1)	(8.4)
Comprehensive income	$17.2	$65.8	$126.6	$134.0

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 3, 2014	January 3, 2014
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$88.1	$57.3
Accounts receivable (Includes $550.6 and $524.2 at October 3, 2014 and January 3, 2014, respectively, associated with securitization facility)	1,394.2	1,182.8
Inventories	1,113.4	959.8
Deferred income taxes	34.4	32.8
Other current assets	46.6	43.0
Total current assets	2,676.7	2,275.7
Property and equipment, at cost	341.9	328.0
Accumulated depreciation	(222.9)	(224.0)
Net property and equipment	119.0	104.0
Goodwill	618.4	342.1
Other assets	317.3	139.0
Total assets	$3,731.4	$2,860.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$903.0	$691.9
Accrued expenses	239.4	210.5
Total current liabilities	1,142.4	902.4
Long-term debt (Includes $75.0 and $145.0 at October 3, 2014 and January 3, 2014, respectively, associated with securitization facility)	1,241.9	836.0
Other liabilities	176.0	95.0
Total liabilities	2,560.3	1,833.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,106,759 and 32,853,702 shares issued and outstanding at October 3, 2014 and January 3, 2014, respectively	33.1	32.9
Capital surplus	233.1	216.3
Retained earnings	958.6	804.8
Accumulated other comprehensive (loss) income:
Foreign currency translation	(26.2)	0.4
Unrecognized pension liability, net	(27.5)	(27.2)
Unrealized gain on derivatives, net	—	0.2
Total accumulated other comprehensive loss	(53.7)	(26.6)
Total stockholders’ equity	1,171.1	1,027.4
Total liabilities and stockholders’ equity	$3,731.4	$2,860.8

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 3, 2014	September 27, 2013
(In millions)
Operating activities:
Net income	$153.7	$142.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.4	16.5
Stock-based compensation	10.3	10.1
Amortization of intangible assets	6.3	6.1
Amortization of deferred financing costs	1.7	2.0
Accretion of debt discount	0.1	2.6
Excess income tax benefit from employee stock plans	(4.7)	(1.5)
Deferred income taxes	(2.8)	9.7
Pension plan contributions	(14.6)	(10.0)
Pension plan expenses	3.4	12.5
Changes in current assets and liabilities, net	(98.7)	8.1
Other, net	(3.5)	(1.1)
Net cash provided by operating activities	68.6	197.4
Investing activities:
Capital expenditures, net	(30.5)	(23.9)
Acquisition of business, net of cash acquired	(418.4)	—
Net cash used in investing activities	(448.9)	(23.9)
Financing activities:
Proceeds from borrowings	1,161.9	1,464.8
Repayment of borrowings	(1,322.6)	(1,328.3)
Proceeds from issuance of Notes due 2021	400.0	—
Proceeds from term loan	200.0	—
Retirement of Notes due 2014	(32.3)	—
Proceeds from stock options exercised	5.9	7.5
Excess income tax benefit from employee stock plans	4.7	1.5
Deferred financing costs	(7.3)	—
Retirement of Notes due 2013	—	(300.0)
Payments for repurchase of warrants	—	(19.2)
Other	(1.7)	(1.5)
Net cash provided by (used in) financing activities	408.6	(175.2)
Increase (decrease) in cash and cash equivalents	28.3	(1.7)
Effect of exchange rate changes on cash balances	2.5	(5.8)
Cash and cash equivalents at beginning of period	57.3	89.4
Cash and cash equivalents at end of period	$88.1	$81.9

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

Recently issued and adopted accounting pronouncements: In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, updating guidance to limit the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The guidance was effective for us beginning in fiscal year 2014 and applicable disclosures are reflected herein.

While our derivatives are all subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross amount of our derivative assets and liabilities are immaterial.

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently in the process of evaluating the transition methods and the impact of adoption of this ASU on our financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.
Other, net: The following represents the components of “Other, net” as reflected in the Condensed Consolidated Statements of Comprehensive Income (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Other, net:
Foreign exchange	$(2.4)	$(2.5)	$(14.4)	$(7.2)
Cash surrender value of life insurance policies	(0.3)	0.5	0.5	(0.2)
Other	0.2	0.4	(1.5)	0.1
Total other, net	$(2.5)	$(1.6)	$(15.4)	$(7.3)
In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency (“SICAD”) rate of 49.0 bolivars to one U.S. Dollar (“USD”) to repatriate cash from Venezuela. In the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.

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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At October 3, 2014 and January 3, 2014, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At October 3, 2014 and January 3, 2014, the gross notional amount of foreign currency forward contracts outstanding was approximately $194.0 million and $217.4 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at October 3, 2014 and January 3, 2014, the net notional amount of the foreign currency forward contracts outstanding was approximately $125.7 million and $152.0 million, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in “Accumulated other comprehensive income (loss)” (“AOCI”) which are also reported in "Other comprehensive income" on the Condensed Consolidated Statement of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 5. "Pension Plans" for pension related amounts reclassified into net income.

Our investments in several subsidiaries are recorded in currencies other than the USD. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the USD increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the USD, are translated into USD using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of AOCI, “Foreign currency translation." In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. BUSINESS COMBINATION
On September 17, 2014, we acquired 100% of the outstanding capital stock of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”) from Tri-NVS Holdings, LLC for $418.4 million (net of cash acquired of $11.6 million and an estimated favorable net assets adjustment of $1.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable credit facility, available cash and the $200.0 million term loan, as more fully described in Note 4. "Debt". A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes were used to repay certain incurred borrowings to finance the Tri-Ed acquisition. Tri-Ed is a leading independent distributor of security and low-voltage technology products.
The acquisition of Tri-Ed presents a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary product lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end market at an attractive point in the recovery cycle as well as to a community of security integrators and dealers we do not currently service.
The following table sets forth the preliminary purchase price allocation, as of October 3, 2014, for Tri-Ed (in millions). The purchase price allocation is preliminary and awaiting finalization of the valuation of the acquired intangible assets and related tax liabilities, which is expected to be completed in the next twelve months.

Cash	$11.6
Current assets, net	197.4
Property, plant and equipment	2.7
Goodwill	275.6
Intangible assets	166.8
Non-current assets	—
Current liabilities	(144.0)
Non-current liabilities	(81.4)
Total purchase price	$428.7
All Tri-Ed goodwill, other assets and liabilities were recorded in the Enterprise Cabling and Security Solutions (“ECS”) reportable segment. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Tri-Ed’s products with our existing product offerings. Goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition (in millions):

	Average useful life (in years)	Fair value
Customer relationships	11-18	$120.6
Exclusive supplier agreement	21	23.2
Trade names	Indefinite	10.6
Tri-Ed trade names	4	9.2
Non-compete agreements	4-5	3.2
Total intangible assets		$166.8

We incurred approximately $6.0 million in acquisition transaction costs during the nine months ended October 3, 2014. We expect additional acquisition transaction costs of $1.3 million will be incurred during the fourth quarter of 2014 and fiscal year 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma information shows our results of operations as if the acquisition of Tri-Ed had been completed as of the beginning of fiscal 2013. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing of the business combination, depreciation and amortization of tangible and intangible assets recognized as part of the business combination, related income taxes and various other costs which would not have been incurred had we and Tri-Ed operated as a combined entity (i.e., management fees paid by Tri-Ed to its former owners and professional fees related to the transaction).

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Net sales	$1,759.5	$1,700.0	$5,196.1	$5,050.9
Net income	$57.8	$55.0	$160.5	$144.8
Income per share:
Basic	$1.75	$1.67	$4.86	$4.42
Diluted	$1.73	$1.66	$4.82	$4.36

Since the date of acquisition, the Tri-Ed results are reflected in our Condensed Consolidated Financial Statements. For the three and nine months ended October 3, 2014, Tri-Ed added approximately $30.6 million of revenue and $1.3 million in net income, respectively, to our consolidated results.
As of October 3, 2014 and January 3, 2014, our intangible asset balances, including the intangible assets associated with Tri-Ed, are as follows (in millions):

		October 3, 2014		January 3, 2014
	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$214.2	$(47.7)	$93.8	$(42.4)
Exclusive supplier agreement	21	23.2	—	—	—
Trade names	3-10	15.8	(4.1)	6.6	(3.5)
Trade names	Indefinite	10.6	—	—	—
Non-compete agreements	4-5	5.2	(2.1)	2.0	(2.0)
Intellectual property	10	1.6	(0.9)	1.7	(0.9)
Total		$270.6	$(54.8)	$104.1	$(48.8)
Intangible amortization expense is expected to average $20.3 million per year for the next five years; $13.9 million of that amount relates to intangible assets recorded for the Tri-Ed acquisition. Our definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.

NOTE 3. INCOME TAXES
The income tax provision for the third quarter of 2014 was $27.9 million compared to $25.7 million in the corresponding period of last year. Our effective tax rate for the third quarter of 2014 was 34.8% compared to 32.4% in the prior year period. The third quarter of 2014 includes a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in “Other, net” ($0.5 million, net of tax).
The income tax provision for the nine months ended October 3, 2014 was $70.6 million compared to $73.3 million in the corresponding period of last year. Our effective tax rate for the nine months ended October 3, 2014 was 31.5% as compared to 34.0% in the prior year period. During the nine months ended October 3, 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. During the nine months ended September 27, 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This benefit includes related interest income of $0.7 million which is included in “Other, net” ($0.5 million, net of tax). As a result of the items mentioned above and changes in tax rates related to country mix of income, our effective tax rate was different from the statutory rate.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DEBT
Debt is summarized below (in millions):

	October 3, 2014	January 3, 2014
Long-term debt:
Senior notes due 2021	$400.0	$—
Senior notes due 2019	350.0	350.0
Senior notes due 2015	200.0	200.0
Term loan	200.0	—
Accounts receivable securitization facility	75.0	145.0
Revolving lines of credit	13.0	101.5
Senior notes due 2014	—	32.1
Other	3.9	7.4
Total long-term debt	$1,241.9	$836.0
At October 3, 2014, our total carrying value and estimated fair value of debt outstanding was $1,241.9 million and $1,264.8 million, respectively. This compares to a carrying value and estimated fair value at January 3, 2014 of $836.0 million and $867.9 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.7% and 5.1% for the three months ended October 3, 2014 and September 27, 2013, respectively, and 4.7% and 5.3% for the nine months ended October 3, 2014 and September 27, 2013, respectively.
New Financing
On August 27, 2014, our primary operating subsidiary, Anixter Inc., completed a second amendment and incremental facility agreement to its 5-year senior unsecured revolving credit agreement. Anixter Inc. received a $200.0 million term loan, utilizing the incremental facility available under the 5-year senior unsecured revolving credit agreement. Proceeds from the term loan were used to fund a portion of the acquisition of Tri-Ed. Issuance costs of approximately $0.9 million are being amortized through maturity using the straight-line method. See Note 2. "Business Combination" for acquisition details.
The following key changes have been made as part of the second amendment to the 5-year senior unsecured revolving credit agreement:

•	The consolidated leverage ratio maximum leverage increased from 3.25 to 3.50.

•	The leverage ratio maintenance test with respect to the Senior notes due 2015 increased from 2.75 to 3.00.

•	The incremental facility was reset to $200 million after giving effect to the term loan.
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 (“Notes due 2021”). The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $393 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Issuance costs of approximately $7.0 million are being amortized through maturity using the straight-line method. We fully and unconditionally guarantee the Notes due 2021, which are unsecured obligations of Anixter Inc.

Retirement of Debt
At the end of the third quarter of 2014, the Senior notes due 2015 have a maturity date within the next fiscal year but are classified as long-term as we have the intent and ability to finance the debt under existing long-term financing agreements.

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
At issuance of the Senior notes due 2013, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81, which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the notes on February 15, 2013, the warrant “exercise period” began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of October 3, 2014 and January 3, 2014, $550.6 million and $524.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

On May 30, 2014, Anixter Inc., amended the Receivables Purchase Agreement governing the accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused capacity fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

In addition, on August 27, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program to increase the leverage ratio from 3.25 to 3.50.

All other material terms and conditions remain unchanged.

NOTE 5. PENSION PLANS
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
Components of net periodic pension cost are as follows (in millions):

	Three Months Ended
	Domestic (a)		Foreign		Total
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Service cost	$1.2	$2.2	$1.4	$1.6	$2.6	$3.8
Interest cost	2.8	2.3	2.7	2.3	5.5	4.6
Expected return on plan assets	(3.5)	(2.9)	(3.1)	(2.6)	(6.6)	(5.5)
Net amortization (b)	(0.6)	0.7	0.3	0.4	(0.3)	1.1
Net periodic (benefit) cost	$(0.1)	$2.3	$1.3	$1.7	$1.2	$4.0

	Nine Months Ended
	Domestic (a)		Foreign		Total
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Service cost	$3.6	$6.4	$4.4	$5.0	$8.0	$11.4
Interest cost	8.1	7.1	8.1	7.0	16.2	14.1
Expected return on plan assets	(10.4)	(8.8)	(9.5)	(7.8)	(19.9)	(16.6)
Net amortization (b)	(1.7)	2.3	0.9	1.2	(0.8)	3.5
Net periodic (benefit) cost	$(0.4)	$7.0	$3.9	$5.4	$3.5	$12.4
(a) Domestic service costs are lower in the three and nine months ended October 3, 2014 as compared to the corresponding periods in the prior year as a result of the aforementioned actions we took in the fourth quarter of 2012.
(b) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2014	January 3, 2014
(In millions)
Assets:
Current assets	$2,676.0	$2,275.1
Property, equipment and capital leases, net	129.7	115.6
Goodwill	618.4	342.1
Other assets	317.4	139.1
	$3,741.5	$2,871.9
Liabilities and Stockholder’s Equity:
Current liabilities	$1,142.0	$898.9
Subordinated notes payable to parent	1.0	1.0
Long-term debt	1,256.3	851.3
Other liabilities	173.4	93.0
Stockholder’s equity	1,168.8	1,027.7
	$3,741.5	$2,871.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
(In millions)
Net sales	$1,666.6	$1,557.6	$4,776.4	$4,628.0
Operating income	$95.5	$93.9	$276.4	$263.3
Income before income taxes	$81.6	$80.8	$227.7	$221.6
Net income	$53.2	$50.3	$155.9	$140.5
Comprehensive income	$17.9	$62.3	$128.8	$132.1

NOTE 7. STOCKHOLDERS' EQUITY
At the end of the third quarter of 2014, there were approximately 1.9 million shares reserved for issuance under various incentive plans. Under these plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended October 3, 2014, we granted 126,815 stock units to employees, respectively, with a weighted-average grant-date fair value of $13.6 million. During the three and nine months ended October 3, 2014, we granted directors 5,391 and 14,890 stock units, respectively, with a weighted-average grant-date fair value of $0.4 million and $1.4 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2014 and 2013, the antidilutive stock options and units were immaterial.

NOTE 8. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of October 3, 2014, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 9. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, and OEM Supply fasteners and other small parts (“C” Class inventory components). We have identified Enterprise Cabling and Security Solutions (“ECS”), Electrical and Electronic Wire and Cable (“W&C”) and OEM Supply - Fasteners (“Fasteners”) as reportable segments. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three and nine months ended October 3, 2014 and September 27, 2013 are as follows (in millions):

Third Quarter of 2014	ECS	W&C	Fasteners	Total
Net sales	$884.4	$553.6	$228.6	$1,666.6
Operating income	$45.0	$40.4	$8.6	$94.0

Third Quarter of 2013	ECS	W&C	Fasteners	Total
Net sales	$804.3	$528.6	$224.7	$1,557.6
Operating income	$42.5	$41.5	$8.4	$92.4

Nine Months of 2014	ECS	W&C	Fasteners	Total
Net sales	$2,461.9	$1,593.3	$721.2	$4,776.4
Operating income	$125.1	$113.4	$33.6	$272.1

Nine Months of 2013	ECS	W&C	Fasteners	Total
Net sales	$2,363.2	$1,577.0	$687.8	$4,628.0
Operating income	$119.3	$120.9	$19.0	$259.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the nine months ended October 3, 2014 (in millions):

	Reportable Segments
	ECS (a)	W&C (b)	Fasteners	Total
Balance at January 3, 2014	$162.5	$179.6	$—	$342.1
Acquisition related	275.6	1.4	—	277.0
Foreign currency translation	1.0	(1.7)	—	(0.7)
Balance at October 3, 2014	$439.1	$179.3	$—	$618.4

(a)	In the third quarter of 2014, we recorded goodwill related to the preliminary purchase price allocation for the acquisition of Tri-Ed. See Note 2. "Business Combination".

(b)	In the first quarter of 2014, we recorded an immaterial reclassification between goodwill and deferred tax liability related to the purchase price allocation for the acquisition of Jorvex, S.A.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three and nine months ended October 3, 2014 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Financial Statements” and our Annual Report on Form 10-K for the year ended January 3, 2014.
Executive Overview
We delivered a solid earnings performance in the third quarter, led by strong performance in our North America geography in all three segments, achieving;
•Adjusted earnings per diluted share of $1.69, up 11.2%;
•Record third quarter sales of $1.7 billion, a 7.0% increase, driven by a 8.6% organic increase in North America;
•A 10.0% increase in ECS sales, including 21.0% growth in security sales;
•Adjusted net income of $56.3 million, an 11.7% increase, all versus prior year.
With the solid momentum we experienced in the third quarter across our North American business, we believe we are positioned for organic sales growth per day to continue to accelerate in the fourth quarter of 2014. While global markets remain uneven, we believe we are well positioned in our European and Emerging Markets geographies. For the full year, we continue to expect our organic sales growth on a days adjusted basis to be at the low end of the mid-single digit growth range. We believe our strong global presence and strategic initiatives will enable us to consistently gain market share and exceed market growth. We plan to continue to invest in strategic growth, including security, emerging markets, industrial communication and control, in-building wireless and e-commerce.
Third Quarter and Year-to-Date 2014 and 2013 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Net sales	$1,666.6	$1,557.6	$4,776.4	$4,628.0
Gross profit	378.6	357.0	1,095.1	1,051.3
Operating expenses	284.6	264.6	823.0	792.1
Operating income	94.0	92.4	272.1	259.2
Other expense:
Interest expense	(11.1)	(11.3)	(32.4)	(36.2)
Other, net	(2.5)	(1.6)	(15.4)	(7.3)
Income before income taxes	80.4	79.5	224.3	215.7
Income tax expense	27.9	25.7	70.6	73.3
Net income	$52.5	$53.8	$153.7	$142.4
Diluted income per share	$1.57	$1.62	$4.61	$4.29
Acquisition of Business
On September 17, 2014, we acquired all of the outstanding shares of Tri-Northern Acquisition Holdings, Inc (“Tri-Ed”), a leading independent distributor of security and low-voltage technology products headquartered in Woodbury, NY. The acquisition of Tri-Ed offers a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary products lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end-market at an attractive point in the recovery cycle as well as to a community of security integrators and dealers we do not currently service.

ANIXTER INTERNATIONAL INC.

We acquired 100% of the outstanding capital stock of Tri-Ed from Tri-NVS Holdings, LLC for $418.4 million (net of cash acquired of $11.6 million and an estimated favorable net assets adjustment of $1.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable credit facility, available cash and the $200.0 million term loan, as more fully described in Note 4. "Debt". A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes was used to repay certain incurred borrowings to finance the Tri-Ed acquisition. The acquisition resulted in the preliminary allocation of $275.6 million to goodwill and $166.8 million to intangible assets. The allocation of the adjusted purchase price will be finalized when valuations of tangible and intangible assets acquired are completed. As a result of the acquisition of Tri-Ed, sales and operating income were favorably affected by $30.6 million and $1.4 million, respectively, during the third quarter of 2014.
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) , this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which excludes the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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

ANIXTER INTERNATIONAL INC.

The third quarter of 2014 includes $6.0 million ($5.0 million, net of tax) of acquisition transaction costs related to the Tri-Ed acquisition and a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. Also, due to the change in the country level mix in the full year forecast of earnings, the third quarter of 2014 tax expense includes $0.7 million of additional expense to forecast an effective tax rate of 34.9% for the full year, excluding the above items. The second quarter of 2014 includes a net tax benefit of $2.0 million primarily related to the reversal of a deferred tax valuation allowance in Europe. In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded a net tax benefit of $4.9 million in the first quarter of 2014 primarily related to the reversal of deferred income tax valuation allowances in Europe. The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million, which is included in “Other, net” ($0.5 million, net of tax). Also, due to the change in the country level mix and full year forecast of earnings, the third quarter of 2013 tax expense includes $1.4 million of additional expense to forecast an effective tax rate of 36.0% for the full year, excluding the aforementioned net benefits. The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended October 3, 2014 and September 27, 2013:

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
	Favorable / (Unfavorable)
Items impacting operating income:
Acquisition transaction costs	$(5.7)	—	(5.7)	—
Total of items impacting operating income	$(5.7)	$—	$(5.7)	$—
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	—	—	(8.0)	—
Acquisition financing costs	(0.3)	—	(0.3)	—
Penalty and interest from prior year tax liabilities	—	0.7	—	0.7
Total of items impacting other expenses	$(0.3)	$0.7	$(8.3)	$0.7
Total of items impacting pre-tax income	$(6.0)	$0.7	$(14.0)	$0.7
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	1.0	(0.2)	3.7	(0.2)
Primarily reversal of deferred income tax valuation allowances	—	—	6.9	—
Impact of change in forecast on effective tax rate	(0.7)	(1.4)	—	—
Tax benefits related to closing prior tax years	1.9	4.2	1.9	4.2
Total of items impacting income taxes	$2.2	$2.6	$12.5	$4.0
Net income impact of these items	$(3.8)	$3.3	$(1.5)	$4.7
Diluted EPS impact of these items	$(0.12)	$0.10	$(0.05)	$0.14

The Tri-Ed acquisition transaction costs of $5.7 million, which impacted operating income, were allocated to ECS. All other items impacted consolidated results only and were not allocated to segments. The current quarter had 64 sales billing days compared to 63 billing days in the prior year and previous quarter.

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Reconciliation to most directly comparable GAAP financial measure:
Net income - Non-GAAP	$56.3	$50.5	$155.2	$137.7
Items impacting net income	$(3.8)	$3.3	$(1.5)	$4.7
Net income - GAAP	$52.5	$53.8	$153.7	$142.4

Diluted EPS – Non-GAAP	$1.69	$1.52	$4.66	$4.15
Diluted EPS impact of these items	$(0.12)	$0.10	$(0.05)	$0.14
Diluted EPS – GAAP	$1.57	$1.62	$4.61	$4.29
The Tri-Ed acquisition was accounted for as a purchase and its respective results of operations are included in the Condensed Consolidated Financial Statements from the date of the acquisition. Had this acquisition occurred at the beginning of the year, our third quarter of 2014 pro forma net sales, net income and diluted income per share would have been $1,759.5 million, $57.8 million, and $1.73, respectively, as compared to reported results of $1,666.6 million, $52.5 million, and $1.57, respectively. The third quarter of 2014 pro forma diluted income per share of $1.73 does not include the acquisition transaction and financing costs of $6.0 million ($5.0 million, net of tax) as these were directly attributable to the acquisition. Excluding the $1.2 million of items impacting income taxes as described above, the third quarter of 2014 pro forma diluted income per share would have been $1.70 compared to the non-GAAP diluted earnings per share of $1.69 in the reconciliation above.
For the nine months ended October 3, 2014, our pro forma net sales, net income and diluted income per share would have been $5,196.1 million, $160.5 million and $4.82, respectively, as compared to reported results of $4,776.4 million, $153.7 million and $4.61, respectively. The nine months of 2014 pro forma diluted income per share of $4.82 does not include the acquisition transaction and financing costs of $6.0 million ($5.0 million, net of tax) as these were directly attributable to the acquisition. For the nine months ended October 3, 2014, excluding the net loss from the devaluation of foreign currencies of $5.3 million and the favorable impact of items impacting income taxes of $8.8 million as described above, the pro forma diluted income per share would have been $4.72 compared to the non-GAAP diluted earnings per share of $4.66 in the reconciliation above. For further pro forma information regarding Tri-Ed, refer to Note 2. "Business Combination."

Net Sales

(In millions)	Three Months Ended				Nine Months Ended
	ECS	W&C	Fasteners	Total	ECS	W&C	Fasteners	Total
Net sales, 2014	$884.4	$553.6	$228.6	$1,666.6	$2,461.9	$1,593.3	$721.2	$4,776.4
Net sales, 2013	804.3	528.6	224.7	1,557.6	2,363.2	1,577.0	687.8	4,628.0
$ Change in amounts reported	$80.1	$25.0	$3.9	$109.0	$98.7	$16.3	$33.4	$148.4
% Change in amounts reported	10.0%	4.7%	1.7%	7.0%	4.2%	1.0%	4.8%	3.2%
Less the % Impact of:
Foreign exchange	0.4%	0.5%	(0.9)%	0.3%	0.6%	0.6%	(1.6)%	0.3%
Copper pricing	—%	0.6%	—%	0.2%	—%	1.3%	—%	0.4%
Acquisition of Tri-Ed	(3.8)%	—%	—%	(2.0)%	(1.3)%	—%	—%	(0.7)%
Organic * (Non-GAAP)	6.6%	5.8%	0.8%	5.5%	3.5%	3.0%	3.2%	3.3%

*	Amounts may not sum due to rounding

ANIXTER INTERNATIONAL INC.

ECS – Sales of $884.4 million compares to $804.3 million in the prior year period. The 10.0% increase in the third quarter was driven by strong growth in our North America market, the impact from approximately 2.5 weeks of sales from the Tri-Ed acquisition and one additional billing day in the quarter. Excluding the $30.6 million incremental sales impact of the acquisition and the $3.4 million unfavorable impact from foreign exchange, organic sales increased 6.6%, which equates to approximately 5% after adjusting for the extra billing day in the quarter. Sequentially, ECS sales increased 8.2%, reflecting improving trends in North America, the impact of the Tri-Ed acquisition and the benefit of one additional billing day in the current quarter. ECS security sales, which represent approximately 30% of total segment sales, increased by 21% in the quarter. Excluding the impact of the Tri-Ed acquisition and the negative foreign exchange impact of $1.8 million, organic security sales grew 8.0%, reflecting the successful re-acceleration of this business to our targeted growth rates. Year-to-date sales were up 3.5% organically from the prior nine month period. The increase in reported year-to-date sales was driven by strong growth in our European and Emerging Markets geographies of 6.3% for both regions, reflecting continued strong growth we experienced in the first half of the year in these regions.
W&C – Sales of $553.6 million compares to $528.6 million in the prior year period. The 4.7% increase from the prior year period was driven by improving sales trends in North America and Emerging Markets and one additional billing day in the quarter. Excluding the $2.7 million unfavorable impact from foreign exchange and the $3.1 million unfavorable impact from lower average copper prices, W&C organic sales growth increased by 5.8% on an organic basis and 4.2% on a per day basis. Sequentially, W&C sales increased 5.3%, driven by strength in North America day-to-day business. Year-to-date sales were up 3.0% organically from the prior nine month period driven by European and Emerging Markets reported sales increases of 8.0% and 8.3%, respectively.
Fasteners – Sales of $228.6 million compares to $224.7 million, a 1.7% increase from the prior year quarter. Excluding the $2.0 million favorable impact from foreign exchange, organic sales increased by 0.8% and decreased 0.8% after adjusting for the extra billing day in the quarter. Further excluding the $10.0 million impact resulting from the previously disclosed transition of an existing customer to dual source supply, organic sales growth would have been 5.5%. On a sequential basis, sales decreased by 6.0% reflecting normal seasonality. Year-to-date reported sales were up 4.8% driven by an increase of 31.3% in Emerging Markets.

Gross Margin
Gross margin of 22.7% compares to 22.9% in both the year-ago quarter and prior quarter. The decrease in year-over-year and sequential gross margin was caused by product mix, primarily a higher percentage of security products and increased project billings in the current quarter compared to both prior periods. On a year-to-date basis, gross margin increased in 2014 to 22.9% as compared to 22.7% in the prior year period. The effects of lower copper prices did not impact gross margin percentages. The increase in the year-to-date gross margin was driven by improvements in ECS and Fasteners.
Operating Expenses
Operating expenses increased from $264.6 million for the third quarter of 2013 to $284.6 million for the third quarter of 2014. On a year-to-date basis, operating expenses increased from $792.1 million in the nine months ended September 27, 2013 to $823.0 million in the nine months ended October 3, 2014. Operating expenses for the three and nine months ended October 3, 2014 include $5.7 million of acquisition transaction costs as well as an incremental $4.7 million related to Tri-Ed operational expenses in the third quarter of 2014, while changes in foreign exchange rates increased operating expenses by $0.4 million, as compared to the nine months ended September 27, 2013. Excluding these items, operating expenses increased by $9.6 million, or 3.6%, from the prior year quarter and increased by $20.1 million, or 2.5%, from the nine months ended September 27, 2013, reflecting investments in strategic initiatives.

ANIXTER INTERNATIONAL INC.

Operating Income

(In millions)	Three Months Ended				Nine Months Ended
	ECS	W&C	Fasteners	Total	ECS	W&C	Fasteners	Total
Operating income, 2014	$45.0	$40.4	$8.6	$94.0	$125.1	$113.4	$33.6	$272.1
Operating income, 2013	42.5	41.5	8.4	92.4	119.3	120.9	19.0	259.2
$ Change	$2.5	$(1.1)	$0.2	$1.6	$5.8	$(7.5)	$14.6	$12.9
% Change	5.9%	(2.9)%	3.2%	1.7%	4.8%	(6.2)%	77.2%	5.0%
Items impacting operating income in 2014	$(5.7)	$—	$—	$(5.7)	$(5.7)	$—	$—	$(5.7)
Adjusted operating income, 2014 (Non-GAAP)	$50.7	$40.4	$8.6	$99.7	$130.8	$113.4	$33.6	$277.8
Adjusted % Change (Non-GAAP)	19.5%	(2.9)%	3.2%	7.9%	9.7%	(6.2)%	77.2%	7.2%
ECS – Operating margin was 5.1% for the quarter and year-to-date period. Excluding the acquisition transaction costs, adjusted operating margin of 5.7% in the third quarter of 2014 is up 40 basis points versus the year-ago quarter, reflecting strong cost leverage on the volume growth. Sequentially, adjusted margin increased 30 basis points. Adjusted operating margin was 5.3% for the nine months ended October 3, 2014 compared to 5.0% for the nine months ended September 27, 2013. The third quarter and year-to-date increases reflect the strong performance in the North America and Emerging Markets geographies.
W&C – Operating margin of 7.3% in the third quarter of 2014 compares to 7.9% in the year-ago quarter and 6.9% in the second quarter. The decline in operating margin versus prior year was the result of investments in the business and an approximately $0.08 per pound drop in average copper prices over the period. The increase in operating margin versus the second quarter reflected strong operating leverage on the volume growth. On a year-to-date basis, operating margin was 7.1% for the nine months ended October 3, 2014 compared to 7.7% for the nine months ended September 27, 2013. The decrease in the year-to-date operating margin is largely a result of weaker geographic and product mix along with negative cost leverage due to lower copper pricing.
Fasteners – Operating margin of 3.8% in the third quarter of 2014 compares to 3.7% in the year-ago quarter. On a year-to-date basis, operating margin was 4.7% for the nine months ended October 3, 2014 compared to 2.8% for the nine months ended September 27, 2013. The increase in both the third quarter and year-to-date operating margin is due to strong cost control actions as we continue to align the business with market conditions.
Interest Expense and Other
Interest expense was $11.1 million and $11.3 million in the third quarter of 2014 and 2013, respectively, and $32.4 million and $36.2 million for the nine months ended October 3, 2014 and September 27, 2013, respectively. Our average cost of debt was 4.7% and 5.1% in the third quarter of 2014 and 2013, respectively. The increase in the year-to-date interest expense and third quarter average cost of debt is driven by the $200 million term loan received in the third quarter of 2014 and the issuance of the $400 million Senior notes due 2021 in the third quarter of 2014. For the nine months ended 2014 and 2013, we recorded foreign exchange losses of $14.4 million and $7.2 million, respectively. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Complementary System for the Administration of Foreign Currency (“SICAD”) rate of 49.0 bolivars to one U.S. Dollar (“USD”) to repatriate cash from Venezuela. Similarly, in the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded a gain on the cash surrender value of $0.3 million in the third quarter of 2014 versus a loss of $0.5 million in the third quarter of 2013.

ANIXTER INTERNATIONAL INC.

Income Taxes
The income tax provision for the third quarter of 2014 was $27.9 million compared to $25.7 million in the corresponding period of last year. Our effective tax rate for the third quarter of 2014 was 34.8% as compared to 32.4% in the prior year period. The third quarter of 2014 includes a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. The third quarter of 2013 includes net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million, which is included in “Other, net” ($0.5 million, net of tax). The income tax provision for the nine months ended October 3, 2014 was $70.6 million compared to $73.3 million in the corresponding period of last year. Our effective tax rate for the nine months ended October 3, 2014 was 31.5% as compared to 34.0% in the prior year period. During the nine months ended October 3, 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. During the nine months ended September 27, 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This benefit includes related interest income of $0.7 million which is included in “Other, net” ($0.5 million, net of tax). Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income. Excluding the impact of the net tax benefits, the adjusted tax rate for the nine months ended October 3, 2014 was 34.9%.
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
Net cash provided by operations was $68.6 million in the nine months ended October 3, 2014, which compares to $197.4 million in the prior year period. The reduction in cash flow is primarily due to the working capital requirements associated with an improving sales trend over the course of the year.
Net cash used in investing activities was $448.9 million in the nine months ended October 3, 2014, which included $418.4 million for the acquisition of Tri-Ed in the third quarter of 2014 and $30.5 million for capital expenditures. This compares to net cash used in investing activities of $23.9 million in the nine months September 27, 2013, consisting of capital expenditures. Capital expenditures are expected to be approximately $40 to $45 million in 2014 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash provided by financing activities was $408.6 million in the nine months ended October 3, 2014 and net cash used in financing activities was $175.2 million in the nine months ended September 27, 2013. During the nine months ended October 3, 2014, we received $200 million for the term loan and issued the $400 million Senior notes due 2021. Additionally, we had net proceeds from borrowings on revolving lines of credit of $160.7 million, which were offset with repayments of our Senior notes due 2014 which had a maturity value of $32.3 million. During the nine months ended September 27, 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the Senior notes due 2013 in cash. We also had net proceeds from borrowings on revolving lines of credit of $136.5 million in 2013.

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
On August 27, 2014, our primary operating subsidiary, Anixter Inc., completed a second amendment and incremental facility agreement to its 5-year senior unsecured revolving credit agreement. Anixter Inc. received a $200.0 million term loan, utilizing the incremental facility available under the 5-year senior unsecured revolving credit agreement. Proceeds from the term loan were used to fund a portion of the acquisition of Tri-Ed. Issuance costs of approximately $0.9 million are being amortized through maturity using the straight-line method. See Note 2. "Business Combination" for acquisition details.
The following key changes have been made as part of the second amendment to the 5-year senior unsecured revolving credit agreement:

•	The consolidated leverage ratio maximum leverage increased from 3.25 to 3.50.

•	The leverage ratio maintenance test with respect to the Senior notes due 2015 increased from 2.75 to 3.00.

•	The incremental facility was reset to $200 million after giving effect to the term loan.
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 (“Notes due 2021”). The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. Net proceeds from this offering were approximately $393 million after deducting fees and expenses. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Issuance costs of approximately $7.0 million are being amortized through maturity using the straight-line method. We fully and unconditionally guarantee the Notes due 2021, which are unsecured obligations of Anixter Inc.

On May 30, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused capacity fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

In addition, on August 27, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program to increase the leverage ratio from 3.25 to 3.50.

All other material terms and conditions remain unchanged.

ANIXTER INTERNATIONAL INC.

At the end of the third quarter of 2014, we had approximately $395.2 million in available, committed, unused credit lines as well as $75.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, resulting in $620.2 million of borrowing capacity. However, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement there is a 3.50 leverage ratio that limits available borrowings by $273.9 million, resulting in net available borrowings of $346.3 million at the end of the third quarter of 2014. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. We also had a quarter-end cash balance of $88.1 million. Our debt-to-total capitalization was 51.5% and 44.9% at October 3, 2014 and January 3, 2014, respectively. With the cash flow we expect to generate from operations, our goal is to return to our target debt-to-capital range of 45-50% within the next twelve months.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. As of October 3, 2014, the total availability of all revolving lines of credit at Anixter Inc. is reduced by the leverage ratio of 3.5, or $273.9 million, while the remainder would be permitted to be borrowed. In addition, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement, there is a covenant limitation related to the Senior notes due 2015. The covenant requires Anixter Inc. to maintain $175.0 million of combined committed credit facility and accounts receivable securitization facility availability from December 1, 2014 through the March 2, 2015 maturity or upon early full retirement of the Senior notes due in 2015. Based on current trends in the business and cash generation, we anticipate Anixter Inc. will have adequate liquidity to support the additional availability limitation and our working capital requirements. For further information, including information regarding our credit arrangements, see Note 4. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
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

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of October 3, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 3, 2014. There was no change in our internal control over financial reporting that occurred during the three months ended October 3, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6. EXHIBITS.

(10)	Material Contracts.
10.1	Stock Purchase Agreement by and among Tri-NVS Holdings, LLC, Tri-Northern Acquisitions Holdings, LLC and Anixter Inc.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2014 and September 27, 2013, (ii) the Condensed Consolidated Balance Sheets at October 3, 2014 and January 3, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2014 and September 27, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended October 3, 2014. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 28, 2014	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 28, 2014	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer