Form 10-K
period 2015-01-02
ANIXTER INTERNATIONAL INC
filed 2015-02-17
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $2,814,143,258 as of July 4, 2014.
At February 10, 2015, 32,865,504 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.  BUSINESS.
Company Overview
Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company”) and sometimes referred to in this Annual Report on Form 10-K as "we", "our", "us", or "ourselves", founded in 1957, is headquartered near Chicago, Illinois and trades on the New York Stock Exchange under the symbol AXE. The Company was formerly known as Itel Corporation which was incorporated under Delaware law in 1967. Through Anixter Inc. and its subsidiaries, we are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components).
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing over 125,000 customers access to innovative inventory management programs, 500,000 products and $1.1 billion in inventory, approximately 270 warehouses/branch locations with approximately 7.5 million square feet of space, and locations in 300 cities across over 50 countries. We are a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
Our customers are international, national, regional and local companies, covering a broad and diverse set of industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, retail, transportation, utilities, aerospace and defense and government; and include contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. Our customer base is well-diversified with no single customer accounting for more than 3% of sales.
Our differentiated operating model is premised on our belief that our customers and suppliers value a partner with consistent global product offerings, technical expertise (including product and application knowledge and support) and customized supply chain solutions, all supported by a common operating system and business practices that ensure the same “look, touch and feel” worldwide.
Our growth strategy is built on a foundation of organic growth driven by constant refresh and expansion of our product and solution offerings to meet marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products we sell. We have identified security solutions, emerging markets, e-commerce, industrial communications and control and in-building wireless as growth opportunities we are pursuing. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of “buying versus building.”
In the third quarter of 2014, we acquired all of the outstanding shares of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”), a leading independent distributor of security and low-voltage technology products headquartered in Woodbury, NY. The acquisition of Tri-Ed offers a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary products lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end-market and a community of security integrators and dealers we do not currently service. For further information regarding Tri-Ed, refer to Note 2. "Business Combination."
Business Segments and Products
Our reportable segments are consistent with our operating segments of Enterprise Cabling and Security Solutions, Electrical and Electronic Wire and Cable and OEM Supply - Fasteners. The following is a brief description of each of our reportable segments and business activities.

Enterprise Cabling and Security Solutions
The Enterprise Cabling and Security Solutions (“ECS”) segment, with operations in over 50 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including finance, transportation, education, government, healthcare and retail. ECS specifies solutions with end-users and sells the products through various channels including data communications contractors, security, network and systems integrators, and directly to end users. ECS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, voice and networking switches and other ancillary products. The ECS segment includes more than 2,100 technically trained salespeople, approximately 45 Supply Chain Solutions specialists and approximately 115 sales engineers.
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
Electrical and Electronic Wire and Cable
The Electrical and Electronic Wire and Cable (“W&C”) segment, with operations in over 30 countries, supplies a broad range of wire and cable products and customized supply chain solutions to the Industrial and Original Equipment Manufacturer (“OEM”) markets. The Industrial group supplies products for the transmission of power and signals in industrial facilities to customers in key markets including oil, gas and petrochemical, alternative energy, utility, power generation and distribution, industrial, natural resource and water and wastewater treatment. It sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of audio/video, automotive, industrial, medical, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services and engineering support are tailored to position us as a specialist in fast growing emerging markets, OEMs and industrial verticals. W&C helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve power efficiency.
The W&C team of nearly 1,000 technical experts includes its sales personnel, supply chain specialists, industrial communication specialists and engineers. W&C provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. W&C brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.
OEM Supply - Fasteners
The OEM Supply - Fasteners (“Fasteners”) segment, with operations in over 10 countries, supplies high-volume, low-cost components and customized Supply Chain Solutions to leading original equipment manufacturers worldwide including the heavy truck, automotive, construction, medical, white goods, agricultural, power train, wind turbine, HVAC and transportation industries. Its inventory consists of primarily Class-C parts that are application-critical and typically are engineered to distinct performance and quality specifications. The Fasteners segment product portfolio includes nuts, bolts, screws, washers, clips, gaskets, brackets and rivets as well as other fasteners and small components required by manufacturers.
Fasteners worldwide scale and internationally accredited laboratories helps customers source quality components that we further test for quality adherence. Fasteners' Supply Chain Solutions, including scheduled and managed buys, direct line feed, just-in time deliveries, vendor-managed inventory, kitting and subassembly, allow customers to streamline their manufacturing processes, reduce overall costs and focus on their core competencies. Fasteners engineers and supply chain experts specialize in problem resolution, design support, part rationalization, part substitution and process re-engineering. In-house quality experts and advanced quality procedures allow Fasteners to successfully implement customized supply solutions for each customer. Fasteners also has small batch manufacturing capabilities that allow it to address unique fastener quick turnaround requirements. With unrivaled geographic coverage, Fasteners leverages its strong engineering, supply chain services and quality focus to support customers around the globe.

For more information concerning our business segments, foreign and domestic operations and export sales, see Note 8. "Income Taxes" and Note 11. "Business Segments" in the Notes to the Consolidated Financial Statements.
Suppliers
We source products from thousands of suppliers, with approximately one-third of our annual dollar volume purchases sourced from our five largest suppliers. An important element of our overall business strategy is to develop and maintain close relationships with our key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable and fasteners. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, we generally do not compete with our suppliers in product design or manufacturing activities. We do sell some private label products that carry our name or a brand name exclusive to us.
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
We operate a series of large, modern, regional distribution centers in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 17 warehouses as regional distribution centers. Collectively, these facilities store approximately 35% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional distribution centers, local distribution centers, service centers, branch locations and sales offices consists of 203 locations in the United States, 28 in Canada, 30 in the United Kingdom, 37 in Continental Europe, 36 in Latin America, 13 in Asia and 6 in Australia/New Zealand.
We have developed close relationships with certain freight, package delivery and courier services to minimize transit times between our facilities and customer locations. The combination of our information systems, distribution network and delivery partnerships allows us to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.
Employees
At January 2, 2015, we employed over 9,100 people. Approximately 45% of the employees are engaged in sales or sales-related activities, 40% are engaged in warehousing and distribution operations and 15% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our geographic segments.
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

We enhance our value proposition to both key suppliers and customers through our technical expertise, global standards participation testing and demonstration facilities and numerous quality assurance certification programs such as ISO 9001:2008 and ISO/TS 16949:2009. Our ECS and W&C segments leverage our certified Infrastructure Solutions Lab located at our suburban Chicago headquarters to support customers with technology needs related to enterprise networks, data centers, physical security, building technologies and industrial communications and control. At this lab, we evaluate performance and interoperability to help customers reduce risk through informed purchasing decisions. Our Solutions Briefing Centers, premier technology education and demonstration facilities located in various regions around the globe, focus on enabling our customers with the necessary information to make informed decisions around complex, end-to-end technology solutions. Our Fasteners organization has strategically positioned technical centers and laboratories and various regional quality labs. We are able to offer OEMs a comprehensive range of dimensional, performance and mechanical testing and materials characterization for product testing and failure investigation.
Because privately held companies account for a significant share of our markets, reliable competitive information is not available.
Contract Sales and Backlog
We have a number of customers who purchase products under long-term (generally three to five year) contractual arrangements, primarily in the Fasteners segment. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from us, but would require that materials acquired by us, as a result of joint material requirements planning between us and the customer, be purchased by the customer.
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
We derive over 40% of our revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect our results of operations, cash flows and financial condition in these markets. Our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates (as further discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk") and different legal, tax, accounting and regulatory requirements.
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
Our operating results have been affected by changes in prices of copper, which is a major component in a portion of the electrical wire and cable products sold by us. As our purchase costs with suppliers change to reflect the changing copper prices, our mark-up to customers remains relatively constant, resulting in higher or lower sales revenue and gross profit depending upon whether copper prices are increasing or decreasing.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of approximately 270 warehouses/branch locations in more than 50 countries with approximately 7.5 million square feet of space. This includes 17 regional distribution centers (100,000 — 500,000 square feet), 39 local distribution centers (35,000 — 100,000 square feet), and 146 service centers and 70 branch locations. Additionally, we have 81 sales offices throughout the world. All but one of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 7. "Commitments and Contingencies" of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 17, 2015, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 56
Director of the Company since 2008; President and Chief Executive Officer of the Company since July 2008. Mr. Eck has served in a variety of senior management positions since joining the Company in 1990. Mr. Eck has also been a Director of Ryder Systems, Inc. since 2011.

Theodore A. Dosch, 55
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

Giulio Berardesca, 61
Executive Vice President - Electrical and Electronic Wire and Cable of the Company since 2012; Executive Vice President - North America and EMEA Electrical and Electronic Wire and Cable from 2005 to 2012. Mr. Berardesca has over 40 years of experience with the Company, holding a variety of senior management positions in Electrical and Electronic Wire and Cable since joining the Company in 1973.

Justin C. Choi, 49
Executive Vice President - General Counsel & Corporate Secretary of the Company since May 2013; Vice President - General Counsel & Corporate Secretary of the Company from June 2012 to May 2013; Executive Vice President, General Counsel and Secretary -Trustwave Holdings from January 2011 to June 2012; Senior Vice President, General Counsel & Secretary - Andrew Corporation from March 2006 to December 2007; Vice President of Law - Avaya Inc. from September 2000 to February 2006. Mr. Choi was a Director of Pulse Electronics Corporation from 2010 to 2014.

Ian Clarke, 54
Executive Vice President - OEM Supply - Fasteners of the Company since January 2013; Executive Vice President - Global Sales and Marketing from July 2012 to December 2012; Senior Vice President - OEM Supply - Fasteners - Americas from November 2010 to June 2012; Senior Vice President - Global Marketing from March 2010 to October 2010. Prior to Anixter, Ian held several senior sales and general management roles at Caparo from 2004 to 2009, Timken from 2001 to 2004 and British Steel for 20 years prior.

William Galvin, 52
Executive Vice President - Enterprise Cabling and Security Solutions of the Company since 2012; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 26 years of experience with the Company.

Rodney A. Smith, 57	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

William Standish, 60	Executive Vice President - Operations of the Company since 2004. Since joining the Company in 1984, Mr. Standish has held several corporate and reporting unit senior management roles.

Terrance A. Faber, 63	Senior Vice President - Controller since May 2014; Vice President - Controller since joining the Company in 2000.

Mary Kate Shashaguay, 42
Senior Vice President - Internal Audit of the Company since May 2014; Vice President - Internal Audit since November 2011; Director of Audit Services - Illinois Tool Works Inc. from March 2008 to November 2011; Chief Audit Executive - Sun-Times Media Group, Inc. from March 2006 to March 2008; Senior Manager - Deloitte from July 1998 to March 2006.

Rodney A. Shoemaker, 57	Senior Vice President - Treasurer of the Company since May 2014; Vice President - Treasury since July 1999. Mr. Shoemaker has been with the Company since 1986.

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

PERFORMANCE GRAPH
The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on our common stock with that of a broad market index and a peer group index consistent with the prior year. Our Peer Group Index for 2014 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in distribution businesses similar to ours.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2014	2013	2012	2011	2010
Selected Income Statement Data:
Net sales	$6,445.5	$6,226.5	$6,253.1	$6,146.9	$5,274.5
Operating income	360.9	354.8	282.5	362.8	267.2
Interest expense and other, net (a)	(66.1)	(58.6)	(72.9)	(59.3)	(55.1)
Net income from continuing operations	194.8	200.5	124.8	200.7	109.5
Loss from discontinued operations, net	—	—	—	(12.5)	(1.0)
Net income	$194.8	$200.5	$124.8	$188.2	$108.5
Diluted Income (Loss) Per Share:
Continuing operations	$5.84	$6.04	$3.69	$5.71	$3.08
Discontinued operations	$—	$—	$—	$(0.35)	$(0.03)
Net income	$5.84	$6.04	$3.69	$5.36	$3.05
Dividend declared per common share	$—	$5.00	$4.50	$—	$3.25
Selected Balance Sheet Data:
Total assets (a)	$3,586.5	$2,855.9	$3,084.0	$3,034.0	$2,933.3
Total short-term debt	$—	$—	$0.9	$3.0	$203.4
Total long-term debt (a)	$1,207.7	$831.1	$976.6	$806.8	$688.7
Stockholders’ equity	$1,133.0	$1,027.4	$969.9	$1,001.2	$1,010.8
Book value per diluted share	$33.99	$30.95	$28.70	$28.50	$28.45
Weighted-average diluted shares	33.3	33.2	33.8	35.1	35.5
Year-end outstanding shares	33.1	32.9	32.5	33.2	34.3
Other Financial Data:
Working capital (a)	$1,559.3	$1,373.3	$1,482.8	$1,376.0	$1,233.1
Capital expenditures	$40.3	$32.2	$34.2	$26.4	$19.6
Depreciation	$24.0	$22.1	$22.5	$22.1	$22.5
Amortization of intangibles (a)	$11.7	$8.0	$10.0	$11.4	$11.3
(a) Year-over-year change from fiscal 2013 to fiscal 2014 is due to the acquisition of Tri-Ed and related financing.
Items Impacting Comparability of Results
Over the last five years, we have completed three acquisitions and the respective sales and operating income have impacted the comparability of the results as reflected below. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. The following represents the incremental impact of the results for the one year period following the acquisitions:

(In millions)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010
	(a)	(b)	(b)	(c)
Net sales	$176.0	$60.7	$62.8	$120.1	$—
Operating income	6.4	1.9	5.2	2.6	—

(a)	September 2014 acquisition of Tri-Ed for $418.4 million.

(b)	June 2012 acquisition of Jorvex, S.A. (“Jorvex”) for $55.3 million.

(c)
December 2010 acquisition of Clark Security Products, Inc and General Lock, LLC (collectively “Clark”) for $36.4 million. As the acquisition of Clark closed during the latter part of December 2010, sales and operating income were immaterial to 2010 results.

In August 2011, we sold our Aerospace Hardware business. As a result of the divestiture, results of that business are reflected as “Discontinued operations” and all prior periods have been revised to reflect this classification. The sales price of $155.0 million resulted in net proceeds of $143.6 million after adjusting for working capital adjustments and amounts we paid for legal and advisory fees. In 2010, we recorded a pre-tax charge of $20.0 million ($0.35 per diluted share) related to an unfavorable arbitration ruling related to the former Aerospace Hardware business, which is included in the loss from discontinued operations in that year.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items impacting comparability of results:
(In millions, except per share amounts)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012	December 30, 2011	December 31, 2010
Items impacting operating income:	Favorable / (Unfavorable)
Acquisition and integration costs	$(8.3)	$—	$—	$—	$—
Impairment of goodwill and long-lived assets	—	—	(48.5)	—	—
Pension-related charge	—	—	(15.3)	—	—
Restructuring charge	—	—	(10.1)	(5.3)	—
Inventory lower-of-cost-or-market adjustment	—	—	(1.2)	—	—
Total of items impacting operating income	$(8.3)	$—	$(75.1)	$(5.3)	$—
Items impacting other expenses:
Foreign exchange (loss) gain	(8.0)	—	—	—	2.1
Acquisition financing costs	(0.3)	—	—	—	—
Penalty and interest from prior year tax liabilities	—	0.7	(1.7)	—	—
Loss on retirement of debt	—	—	—	—	(31.9)
Total of items impacting other expenses	$(8.3)	$0.7	$(1.7)	$—	$(29.8)
Total of items impacting pre-tax income	$(16.6)	$0.7	$(76.8)	$(5.3)	$(29.8)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	4.7	(0.2)	10.0	2.0	10.8
Primarily reversal of deferred income tax valuation allowances/other	6.9	—	9.7	10.8	—
Reversal of prior year foreign tax	—	—	—	—	1.3
Tax benefit related to closing prior tax years	1.9	4.2	—	—	—
Total of items impacting income taxes	$13.5	$4.0	$19.7	$12.8	$12.1
Net income impact of these items	$(3.1)	$4.7	$(57.1)	$7.5	$(17.7)
Diluted EPS impact of these items	$(0.10)	$0.14	$(1.73)	$0.22	$(0.50)

The following table presents a reconciliation from net income from continuing operations to EBITDA and Adjusted EBITDA:

	Fiscal Year
(In millions)	2014	2013	2012	2011	2010
Net income from continuing operations	$194.8	$200.5	$124.8	$200.7	$109.5
Interest expense	48.1	47.4	59.7	50.1	53.6
Income taxes	100.0	95.7	84.8	102.8	70.7
Depreciation	24.0	22.1	22.5	22.1	22.5
Amortization of intangible assets	11.7	8.0	10.0	11.4	11.3
EBITDA	$378.6	$373.7	$301.8	$387.1	$267.6
Total of items impacting operating income	8.3	—	75.1	5.3	—
Foreign exchange and other non-operating expense	18.0	11.2	13.2	9.2	33.4
Stock-based compensation	13.8	13.6	14.6	11.1	16.7
Adjusted EBITDA	$418.7	$398.5	$404.7	$412.7	$317.7

EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before items impacting operating income, foreign exchange and other non-operating expense and non-cash stock-based compensation. The components of the items impacting operating income can be found in the table on the previous page. EBITDA and Adjusted EBITDA are presented because we believe they are useful indicators of our performance and our ability to meet debt service requirements. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures used by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
At the outset of 2014, we anticipated mid-single digit global growth in all of our segments. As the year progressed, we revised our outlook to be at the low end of the mid-single digit range, and consistent with this we delivered organic sales growth of 3.1% on a per day basis, on record sales of $6.4 billion. Our fiscal 2014 year had 253 billing days versus 256 in 2013, which negatively impacted year-over-year sales comparisons by approximately 1.2%.
Organic sales excludes the impact of the following items and is summarized by segment and geography below:

•	$176.0 million favorable impact from the acquisition of Tri-Ed;

•	$43.4 million unfavorable impact from the fluctuation in foreign exchange;

•	$30.6 million unfavorable impact from the lower average price of copper.

December Year-to-Date 2014			Sales Growth Trends
		Adjustments for:
	December YTD 2014	Acquisition Impact	Foreign Exchange Impact	Copper Impact	December YTD 2014	December YTD 2013	Organic Growth
(In millions)	(as reported)				(as adjusted)
Enterprise Cabling and Security Solutions
North America	$2,540.2	$(175.3)	$18.8	$—	$2,383.7	$2,338.3	1.9%
Europe	332.7	—	(2.3)	—	330.4	320.8	3.0%
Emerging Markets	538.5	(0.7)	10.6	—	548.4	515.4	6.4%
Enterprise Cabling and Security Solutions	$3,411.4	$(176.0)	$27.1	$—	$3,262.5	$3,174.5	2.8%
Electrical and Electronic Wire and Cable
North America	$1,517.5	$—	$30.3	$24.3	$1,572.1	$1,564.4	0.5%
Europe	315.8	—	(12.8)	4.2	307.2	302.4	1.6%
Emerging Markets	262.3	—	3.5	2.1	267.9	249.8	7.3%
Electrical and Electronic Wire and Cable	$2,095.6	$—	$21.0	$30.6	$2,147.2	$2,116.6	1.4%
OEM Supply - Fasteners
North America	$395.8	$—	$0.4	$—	$396.2	$389.4	1.7%
Europe	452.8	—	(7.8)	—	445.0	474.1	-6.1%
Emerging Markets	89.9	—	2.7	—	92.6	71.9	28.5%
OEM Supply - Fasteners	$938.5	$—	$(4.7)	$—	$933.8	$935.4	-0.2%
Total Anixter International Inc.	$6,445.5	$(176.0)	$43.4	$30.6	$6,343.5	$6,226.5	1.9%
Geographic Sales
North America	$4,453.5	$(175.3)	$49.5	$24.3	$4,352.0	$4,292.1	1.4%
Europe	1,101.3	—	(22.9)	4.2	1,082.6	1,097.3	-1.3%
Emerging Markets	890.7	(0.7)	16.8	2.1	908.9	837.1	8.6%
Total Anixter International Inc.	$6,445.5	$(176.0)	$43.4	$30.6	$6,343.5	$6,226.5	1.9%

Our organic growth rate was lower than we had expected when the year began, in spite of improving trends in our ECS markets and security business, as a combination of macroeconomic headwinds including lower copper prices and a stronger U.S. dollar significantly impacted our W&C business in the fourth quarter of the year.
Overall our ECS segment delivered solid results in all three geographies, reflecting improved market conditions, significant improvements in our legacy security business, and excellent execution by our emerging markets team. Our W&C segment also achieved organic growth in all three geographies, although profitability was impacted by the negative impacts of the drop in copper prices as well as the strengthening U.S. dollar, combined with margin pressure in the market. Our Fasteners segment experienced improving trends in North America and strong growth in Emerging Markets, which was offset by the impacts of the challenging economic environment in continental Europe and the previously disclosed transition of one customer to a dual source supply program at the end of 2013.

Additional highlights of the year included:

•	Completion of the acquisition of Tri-Ed and, in connection, received a $200.0 million term loan and issued $400.0 million in Senior Notes due 2021, providing us with sufficient liquidity;

•	ECS organic sales up 2.8%;

•	Worldwide security sales trends up in the last six months of 2014;

•	Emerging Markets organic sales up 8.6%;

•	Over $100 million of cash flow from operations and improved working capital efficiency;

•	Adjusted earnings per diluted share of $5.94.

Subsequent to fiscal year end 2014, the Company, through its wholly-owned subsidiary Anixter Inc., entered into a definitive Asset Purchase Agreement with American Industrial Partners (“AIP”) to sell its OEM Supply-Fasteners ("Fasteners") business for $380.0 million in cash, subject to certain post-closing adjustments. The transaction, which was approved by our Board of Directors, is expected to close during the second quarter of 2015, subject to customary closing conditions and regulatory approval. Following the transaction, we will have a sharper strategic focus on our core ECS and W&C segments, additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions, and allow us to continue to deliver long-term value to our shareholders. For further information, see Note 14. "Subsequent Events" in the Notes to our Consolidated Financial Statements.

Looking ahead, we expect the positive trends in our ECS business to continue, while we are taking aggressive actions to improve gross margin in our W&C segment. Related to the macro economic landscape, we believe that lower energy prices will benefit our business in the long term through the positive impact on domestic GDP growth, although the full benefit may be largely mitigated by USD strength. As we move into 2015, we believe that the full year organic sales growth will be in the 3 - 5% range.

Consolidated Results of Operations

(In millions, except per share amounts)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Net sales	$6,445.5	$6,226.5	$6,253.1
Gross profit	1,468.4	1,422.7	1,408.7
Operating expenses	1,107.5	1,066.2	1,077.7
Impairment of goodwill and long-lived assets	—	1.7	48.5
Operating income	360.9	354.8	282.5
Other expense:
Interest expense	(48.1)	(47.4)	(59.7)
Other, net	(18.0)	(11.2)	(13.2)
Income before income taxes	294.8	296.2	209.6
Income tax expense	100.0	95.7	84.8
Net income	$194.8	$200.5	$124.8
Diluted income per share	$5.84	$6.04	$3.69
Acquisition of Business
On September 17, 2014, we acquired all of the outstanding shares of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”), a leading independent distributor of security and low-voltage technology products headquartered in Woodbury, NY. The acquisition of Tri-Ed offers a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary products lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end-market at an attractive point in the recovery cycle as well as to a community of security integrators and dealers we do not currently service.

We acquired 100% of the outstanding capital stock of Tri-Ed for $418.4 million (net of cash acquired of $11.6 million and a favorable net assets adjustment of $2.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable securitization facility, available cash and the $200.0 million term loan ("Term Loan"), as more fully described in Note 6. "Debt". A portion of the proceeds from the issuance of $400.0 million principal amount of senior notes ("Notes due 2021") was used to repay certain incurred borrowings to finance the Tri-Ed acquisition. The acquisition resulted in the preliminary allocation of $243.4 million to goodwill and $166.8 million to intangible assets. The allocation of the adjusted purchase price will be finalized when valuations of tangible and intangible assets acquired and related deferred tax liabilities are completed during 2015. As a result of the acquisition of Tri-Ed, sales and operating income were favorably affected by $176.0 million and $6.4 million (inclusive of $4.1 million of amortization of intangible assets), respectively, during 2014.
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which excludes the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. From time to time, we may also exclude other special items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance (i.e., adjusted operating income and adjusted earnings per diluted share) period over period and to analyze the underlying trends of our business.
EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expense and non-cash stock-based compensation, excluding the other special items from reported financial results, as defined above. EBITDA and Adjusted EBITDA are presented because we believe they are useful indicators of our performance and our ability to meet debt service requirements. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.
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

The following summarizes the various items that favorably / (unfavorably) impact the comparability of the results for the last three fiscal years:

2014

•
We recorded $8.6 million ($6.8 million, net of tax) of acquisition and integration costs and financing costs. In connection with the acquisition transaction costs, tax benefits were offset by $1.3 million of tax costs that were capitalized for tax purposes.

•	We recorded $8.0 million ($5.1 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso.

•	We recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe.

•	We recorded a net tax benefit of $1.9 million primarily related to closing prior tax years.

2013

•	We recorded net benefits of $4.7 million primarily related to closing prior tax years. The net benefit included related interest income of $0.7 million which is included in "Other, net."
2012

•
We recorded non-cash impairment charge related to goodwill and long-lived assets of $10.8 million and $16.4 million, respectively, in our former European operating segment during the third quarter. In the fourth quarter, we recorded additional non-cash impairment charges related to goodwill and long-lived assets of $15.3 million and $6.0 million, respectively, due to the change in reporting segments.

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

•	We recorded a lower-of-cost-or-market adjustment to inventory of $1.2 million in our former European reporting segment.

•	We recorded an interest and penalties charge of $1.7 million associated with prior year tax liabilities which is included in "Other, net."

•	We recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions.

Items Impacting Comparability of Results:
(In millions, except per share amounts)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Items impacting operating income:	Favorable / (Unfavorable)
Acquisition and integration costs	$(8.3)	$—	$—
Impairment of goodwill and long-lived assets	—	—	(48.5)
Pension-related charge	—	—	(15.3)
Restructuring charge	—	—	(10.1)
Inventory lower-of-cost-or-market adjustment	—	—	(1.2)
Total of items impacting operating income	$(8.3)	$—	$(75.1)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	(8.0)	—	—
Acquisition financing costs	(0.3)	—	—
Penalty and interest from prior year tax liabilities	—	0.7	(1.7)
Total of items impacting other expenses	$(8.3)	$0.7	$(1.7)
Total of items impacting pre-tax income	$(16.6)	$0.7	$(76.8)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	4.7	(0.2)	10.0
Primarily reversal of deferred income tax valuation allowances/other	6.9	—	9.7
Tax benefit related to closing prior tax years	1.9	4.2	—
Total of items impacting income taxes	$13.5	$4.0	$19.7
Net income impact of these items	$(3.1)	$4.7	$(57.1)
Diluted EPS impact of these items	$(0.10)	$0.14	$(1.73)
The items impacting operating income by segment are reflected in the table below. All other items impacted consolidated results only and were not allocated to segments.

Items Impacting Comparability of 2014, 2013 and 2012 Operating Income by Segment:
(In millions)	ECS	W&C	Fasteners	Corporate (a)	Total
	Favorable / (Unfavorable)
2014 acquisition and integration costs	$(7.0)	$(0.2)	$(1.1)	$—	$(8.3)
Total of items impacting operating income in 2014	$(7.0)	$(0.2)	$(1.1)	$—	$(8.3)

2013 none	—	—	—	—	—

2012 impairment of goodwill and long-lived assets	$(0.3)	$(0.1)	$(37.3)	$(10.8)	$(48.5)
2012 pension-related charge	(8.2)	(5.7)	(1.4)	—	(15.3)
2012 restructuring charge	(4.1)	(2.8)	(3.2)	—	(10.1)
2012 inventory lower-of-cost-or-market adjustment	—	—	(1.2)	—	(1.2)
Total of items impacting operating income in 2012	$(12.6)	$(8.6)	$(43.1)	$(10.8)	$(75.1)

(a)
Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter of 2012, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Reconciliation to most directly comparable GAAP financial measure:
Net income – Non-GAAP	$197.9	$195.8	$181.9
Items impacting net income	$(3.1)	$4.7	$(57.1)
Net income - GAAP	$194.8	$200.5	$124.8

Diluted EPS – Non-GAAP	$5.94	$5.90	$5.42
Diluted EPS impact of these items	$(0.10)	$0.14	$(1.73)
Diluted EPS – GAAP	$5.84	$6.04	$3.69
The Tri-Ed acquisition was accounted for as a purchase and its respective results of operations are included in the Consolidated Financial Statements from the date of the acquisition. Had this acquisition occurred at the beginning of fiscal 2013, our 2014 pro forma net sales, net income and diluted income per share would have been $6,865.1 million, $201.3 million, and $6.04, respectively, as compared to reported results of $6,445.5 million, $194.8 million, and $5.84, respectively. Our 2013 pro forma net sales, net income and diluted income per share would have been $6,798.7 million, $203.9 million, and $6.14, respectively, as compared to reported results of $6,226.5 million, $200.5 million, and $6.04, respectively. The 2014 pro forma diluted income per share of $6.04 does not include the acquisition and integration costs and financing costs of $7.0 million ($5.8 million, net of tax) as these were directly attributable to the acquisition and would not have been incurred had we and Tri-Ed operated as a combined entity. Excluding the loss from the integration costs of $1.6 million ($1.0 million, net of tax), the net loss from the devaluation of foreign currencies of $5.1 million and the favorable impact of items impacting income taxes of $8.8 million as described above, the 2014 pro forma diluted income per share would have been $5.97 compared to the non-GAAP diluted earnings per share of $5.94 in the reconciliation above. For further pro forma information regarding Tri-Ed, refer to Note 2. "Business Combination."
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

2014 EBITDA by Segment:
	Year Ended January 2, 2015
(In millions)	ECS	W&C	Fasteners	Corporate	Total
Net income	$176.4	$145.4	$39.1	$(166.1)	$194.8
Interest expense	—	—	—	48.1	48.1
Income taxes	—	—	—	100.0	100.0
Depreciation	12.5	7.5	4.0	—	24.0
Amortization of intangible assets	4.9	5.7	1.1	—	11.7
EBITDA	$193.8	$158.6	$44.2	$(18.0)	$378.6

Total of items impacting operating income	$7.0	$0.2	$1.1	$—	$8.3
Foreign exchange and other non-operating expense	—	—	—	18.0	18.0
Stock-based compensation	7.6	5.0	1.2	—	13.8
Adjusted EBITDA	$208.4	$163.8	$46.5	$—	$418.7

2013 EBITDA by Segment:
	Year Ended January 3, 2014
(In millions)	ECS	W&C	Fasteners	Corporate	Total
Net income	$160.5	$161.8	$32.5	$(154.3)	$200.5
Interest expense	—	—	—	47.4	47.4
Income taxes	—	—	—	95.7	95.7
Depreciation	11.5	7.1	3.5	—	22.1
Amortization of intangible assets	0.8	5.9	1.3	—	8.0
EBITDA	$172.8	$174.8	$37.3	$(11.2)	$373.7

Foreign exchange and other non-operating expense	$—	$—	$—	$11.2	$11.2
Stock-based compensation	7.4	4.9	1.3	—	13.6
Adjusted EBITDA	$180.2	$179.7	$38.6	$—	$398.5

2012 EBITDA by Segment:
	Year Ended December 28, 2012
(In millions)	ECS	W&C	Fasteners	Corporate	Total
Net income	$156.7	$166.5	$(29.9)	$(168.5)	$124.8
Interest expense	—	—	—	59.7	59.7
Income taxes	—	—	—	84.8	84.8
Depreciation	10.8	6.5	5.2	—	22.5
Amortization of intangible assets	0.9	3.9	5.2	—	10.0
EBITDA	$168.4	$176.9	$(19.5)	$(24.0)	$301.8

Total of items impacting operating income	$12.6	$8.6	$43.1	$10.8	$75.1
Foreign exchange and other non-operating expense	—	—	—	13.2	13.2
Stock-based compensation	7.4	5.3	1.9	—	14.6
Adjusted EBITDA	$188.4	$190.8	$25.5	$—	$404.7

Corporate expenses are allocated to our segments. Interest expense and other non-operating items are not allocated to the segments. See Note 11. "Business Segments" for further information.
Net Sales
2014 vs. 2013

(In millions)	ECS	W&C	Fasteners	Total
Net sales, 2014	$3,411.4	$2,095.6	$938.5	$6,445.5
Net sales, 2013	3,174.5	2,116.6	935.4	6,226.5
$ Change	$236.9	$(21.0)	$3.1	$219.0
% Change	7.5%	(1.0)%	0.3%	3.5%
Less the % Impact of:
Foreign exchange	(0.9)%	(1.0)%	0.5%	(0.7)%
Copper pricing	—	(1.4)%	—	(0.5)%
Acquisition of Tri-Ed	5.5%	—%	—	2.8%
Organic *	2.8%	1.4%	(0.2)%	1.9%
* Amounts may not sum due to rounding
The current year had 253 billing days compared to 256 billing days in the prior year.

ECS – Sales of $3,411.4 million compares to $3,174.5 million in the prior year, an increase of 7.5%, primarily a result of the Tri-Ed acquisition. Excluding the $176.0 million favorable impact of Tri-Ed sales and the $27.1 million unfavorable impact from foreign exchange, ECS organic sales increased 2.8%. Growth accelerated in the third quarter, reflecting continued improvement in the core communications and datacenter business. Additionally, we achieved a very strong 7.0% increase in per day organic security sales in the second half of 2014, compared to a reported sales decline of 0.8% in the first half of 2014, which excludes the $176.0 million acquisition-related sales, $5.4 million unfavorable foreign exchange impact, and three additional billing days in 2013, reflecting the success of actions we took in the first half of the year to significantly strengthen our legacy security business.
W&C – Sales of $2,095.6 million compares to $2,116.6 million in the prior year. Excluding the $21.0 million unfavorable impact from foreign exchange and the $30.6 million unfavorable impact from lower average copper prices, W&C organic sales increased by 1.4%. Sales in North America were impacted by lower commodity prices and slowing trends in Western Canada as a result of the sharp decline in oil prices. Lower energy prices negatively impacted day-to-day business in the fourth quarter but did not have an impact on projects currently in process; however, they will likely impact project business going forward. Outside of North America, trends were solid, with sales in both Europe and Emerging Markets geographies achieving organic growth for the full year.
Fasteners – Sales of $938.5 million compares to $935.4 million in the prior year. Excluding the $4.7 million favorable impact from foreign exchange, Fasteners organic sales were flat. North America sales increased 1.7% on an organic basis, reflecting improvements in heavy truck production rates offset by weaker trends with customers in the agriculture end market. Europe sales decreased by 6.1% on an organic basis, reflecting the previously disclosed transition of an existing customer to dual source supply. Emerging Markets sales increased 28.5% on an organic basis, reflecting continued strong growth in these geographies.
2013 vs. 2012

(In millions)	ECS	W&C	Fasteners	Total
Net sales, 2013	$3,174.5	$2,116.6	$935.4	$6,226.5
Net sales, 2012	3,236.3	2,111.2	905.6	6,253.1
$ Change	$(61.8)	$5.4	$29.8	$(26.6)
% Change	(1.9)%	0.3%	3.3%	(0.4)%
Less the % Impact of:
Foreign exchange	(0.3)%	(0.8)%	0.3%	(0.4)%
Copper pricing	—	(1.6)%	—	(0.5)%
Acquisition of Jorvex	—	2.9%	—	1.0%
Organic *	(1.6)%	(0.2)%	3.0%	(0.5)%
* Amounts may not sum due to rounding
ECS – The 1.9% decline in 2013 was due to the ongoing delay in the recovery of the North America data center market, macro-economic weakness in our Emerging Markets geographies and the impact of the 2012 conclusion of a large security solutions contract. ECS security sales, which accounted for 27.0% of segment sales, were up 1.3% from 2012 and would have been up 6.2% excluding the above mentioned contract conclusion impact. Total ECS sales were down 1.6% organically from 2012.
W&C – This segment's sales were flat against 2012 sales. Growth in our Emerging Markets geographies, including incremental sales of $60.7 million as a result of the Jorvex acquisition, was offset by the negative impact of a 7% decline in the average price of copper as well as fewer large projects in Canada. Excluding the $33.7 million unfavorable impact from a $0.27 decline in the average price of copper, the $17.5 million unfavorable impact from foreign exchange and the favorable impact of the Jorvex acquisition, organic sales decreased by 0.2%.
Fasteners – Sales of $935.4 million increased by 3.3% from 2012, reflecting continued strength in our U.K. business, the continued ramp up of a new contract in Europe and increased production levels by our North America heavy truck customers. Sales were up 3.0% organically from 2012.

Gross Margin
Gross margin of 22.8% in 2014 was flat compared to 2013 and increased from 22.5% in 2012. Gross margins compared to 2013 reflect lower margins in ECS and W&C due to project mix, offset by higher margins in Fasteners. During 2012, we recorded an inventory lower-of-cost-or-market adjustment of $1.2 million. The effects of lower copper prices did not impact gross margin percentages significantly in any year. The year-over-year increase in gross margin in 2013 was driven by improvements in all three segments as a result of our continued focus on margin realization combined with favorable product mix shifts in North America and Europe.
Operating Expenses
Operating expenses were $1,107.5 million, $1,067.9 million and $1,126.2 million in 2014, 2013 and 2012, respectively. Operating expenses in 2014 include $8.3 million of acquisition and integration costs as well as an incremental $28.6 million related to the Tri-Ed acquisition, while foreign exchange rates decreased operating expenses by $4.9 million compared to 2013. Excluding Tri-Ed, the increase in operating expenses reflected our continued investment in strategic initiatives. Operating expenses in 2013 include an incremental $9.1 million related to the Jorvex acquisition, while foreign exchange rates decreased operating expenses by $2.1 million as compared to 2012. Operating expenses were negatively impacted in 2013 due to having one extra week as well as higher employee incentives and benefit costs. The 2012 operating expenses include goodwill and long-lived assets, pension and restructuring charges of $73.9 million, which are more fully described in the Notes to the Consolidated Financial Statements.

Operating Income
2014 vs. 2013

(In millions)	ECS	W&C	Fasteners	Corporate	Total
Operating income, 2014	$176.4	$145.4	$39.1	$—	$360.9
Operating income, 2013	160.5	161.8	32.5	—	354.8
$ Change	$15.9	$(16.4)	$6.6	$—	$6.1
% Change	9.9%	(10.1)%	20.2%	nm	1.7%
Add back unfavorable items impacting operating income in 2014	$7.0	$0.2	$1.1	$—	$8.3
Adjusted operating income, 2014	$183.4	$145.6	$40.2	$—	$369.2
Adjusted Change %	14.2%	(10.0)%	23.6%	nm	4.1%
Less the % impact of:
Foreign exchange	(0.8)%	(1.1)%	0.4%	nm	(0.8)%
Copper pricing	—	(4.1)%	—	nm	(1.8)%
Acquisition of Tri-Ed	4.0%	—%	—	nm	1.8%
Organic (Non-GAAP) *	11.0%	(4.9)%	23.2%	nm	4.9%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

2013 vs. 2012

(In millions)	ECS	W&C	Fasteners	Corporate (a)	Total
Operating income, 2013	$160.5	$161.8	$32.5	$—	$354.8
Operating income, 2012	156.7	166.5	(29.9)	(10.8)	282.5
$ Change	$3.8	$(4.7)	$62.4	$10.8	$72.3
% Change	2.5%	(2.9)%	nm	nm	25.6%
Add back unfavorable items impacting operating income in 2012	$12.6	$8.6	$43.1	$10.8	$75.1
Adjusted operating income, 2012	$169.3	$175.1	$13.2	$—	$357.6
Adjusted Change %	(5.1)%	(7.7)%	145.7%	nm	(0.8)%
Less the % impact of:
Foreign exchange	1.0%	1.0%	(1.9)%	nm	0.9%
Copper pricing	—	4.1%	—	nm	2.0%
Acquisition of Jorvex	—	(1.1)%	—	nm	(0.5)%
Organic (Non-GAAP) *	(4.1)%	(3.6)%	143.7%	nm	1.6%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

(a)
Prior to the change in segments, and in connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".

ECS – Operating margin was 5.2% in 2014 compared to 5.1% in the previous year and 4.8% in 2012. ECS delivered adjusted operating income of $183.4 million in 2014, resulting in adjusted operating margin of 5.4% up from 5.1% in 2013, driving operating leverage of 9.7%. ECS adjusted EBITDA of $208.4 million in 2014 compares to $180.2 million in the prior year and $188.4 million in 2012. The year-over-year increase in 2014 reflects the strong performance in the North America and Emerging Markets geographies and cost leverage on the sales growth. The decline in 2013 adjusted operating income was primarily due to lower sales in Emerging Markets and Canada. Over the past few years, this segment has also experienced a slowdown in the higher margin data center market and pricing pressure in some geographies.

W&C – Operating margin was 6.9% in 2014 compared to 7.6% in 2013 and 7.9% in 2012. W&C adjusted operating income of $145.6 million in 2014 compares to operating income of $161.8 million in the prior year. The decline in operating margin in 2014 was caused by lower average copper prices of approximately $0.16 per pound during the year compounded by an unfavorable mix shift from OEM to industrial customers. W&C adjusted EBITDA of $163.8 million in 2014 which compares to $179.7 million in the prior year and $190.8 million in 2012. The year-over-year operating margin decrease in 2013 compared to 2012 is also largely a result of weaker geographic and product mix.

Fasteners – Operating margin was 4.2% and 3.5% in 2014 and 2013, respectively, compared to a negative operating margin of 3.3% in 2012. Fasteners adjusted operating income of $40.2 million compares to operating income of $32.5 million in the prior year and $13.2 million in 2012. Adjusted operating margin of 4.3% compares to operating margin of 3.5% in the prior year and 1.5% in 2012, reflecting continued operating improvements in the business. Fasteners adjusted EBITDA of $46.5 million in 2014 compares to $38.6 million in the prior year and $25.5 million in 2012. The year-over-year improvement in 2014 is the result of strong cost control actions as we continue to align the business with market conditions. The improvement in this segment's operating margin in 2013 as compared to 2012 was a result of our improved competitive position in the European region, which accounts for nearly 50% of Fasteners segment revenues and higher production levels in the heavy truck market in North America.

Interest Expense and Other
Interest expense was $48.1 million, $47.4 million and $59.7 million in 2014, 2013, and 2012, respectively. Our weighted-average cost of borrowings was 4.7%, 5.3% and 6.1% in 2014, 2013, and 2012, respectively. The increase in interest expense for 2014 was driven by the Term Loan proceeds received in the third quarter of 2014 and the issuance of the Notes due 2021 in the third quarter of 2014 partially offset by lower balances for the accounts receivable securitization facility and revolving lines of credit. The decrease in interest expense for 2013 was driven by the retirement of convertible debt in the first quarter of 2013 and the change in the mix of lower-cost borrowings. In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentine peso was also devalued from 6.5 pesos to one USD to approximately 8.0 peso to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014. In 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. As a result of the devaluation, through the end of fiscal 2013, we believed that the official rate of 6.30 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela. Due to the strengthening of the USD against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded foreign exchange losses of $9.1 million in 2014, $9.8 million in 2013 and $11.7 million in 2012.
The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value in 2014, 2013 and 2012 of $0.8 million, $0.2 million and $0.5 million, respectively.
Income Taxes
The income tax provision for 2014 was $100.0 million compared to $95.7 million in the prior year and $84.8 million in 2012. During 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.3 million related to certain acquisition costs that were capitalized for tax purposes. During the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). During the first quarter of 2012, we recorded a tax benefit of $9.7 million primarily related to the reversal of deferred income tax valuation allowances in certain foreign jurisdictions. As a result, our effective tax rate for 2014 was 33.9% as compared to 32.3% in the prior year and 40.5% in 2012. Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted effective tax rate in 2014 was 36.4% compared to 33.7% in the prior year and 36.5% in 2012.

Financial Liquidity and Capital Resources
Cash Flow
As a distributor, our use of capital is largely for working capital to support our revenue growth. Capital commitments for property and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, since we operate almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales.

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
Net cash provided by operations was $104.2 million in 2014 which compares to $334.5 million of cash provided by operations in 2013. The lower cash provided by operations reflects higher overall working capital requirements to support the organic sales growth on a per day basis, offset by a four day improvement in working capital efficiency. Net cash provided by operating activities in 2013 compares to $142.9 million in 2012. The increase in cash flow provided by operations in 2013 was a result of improved earnings and our continued focus on improving working capital efficiency combined with the effects of slower sales growth in the business during 2013 and the $34.0 million contribution to the pension plan to fund the majority of the lump-sum payment option offered to terminated vested participants during 2012.
Net cash used in investing activities was $458.7 million in 2014, which included $418.4 million for the acquisition of Tri-Ed in the third quarter of 2014 and $40.3 million for capital expenditures. This compares to net cash used in investing activities of $32.2 million in 2013 for capital expenditures and $89.5 million in 2012, which included $55.3 million for the acquisition of Jorvex and $34.2 million of capital expenditures. Capital expenditures are expected to be approximately $50 million in 2015 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash provided by financing activities was $385.7 million in 2014 compared to net cash used in financing activities of $324.1 million and $68.8 million in 2013 and 2012, respectively. During 2014, we received proceeds of $200.0 million and $394.0 million from the Term Loan and issuance of the Notes due 2021, respectively. Additionally, we had net repayments of borrowings on revolving lines of credit of $183.8 million, a $1.2 million repayment of the Term Loan along with the repayment of our Notes due 2014 which had a maturity value of $32.3 million. During 2013, our Notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300.0 million principal amount of the Notes due 2013 in cash. Available borrowings under our accounts receivable securitization facility and 5-year senior unsecured revolving credit agreement were used to retire the Notes due 2013. We also had net proceeds from borrowings on revolving lines of credit of $152.3 million in 2013. In 2012, we issued $350.0 million principal amount of Notes due 2019 and repaid $209.3 million of borrowings under revolving credit facilities. Over the last three fiscal years, we have returned over $375 million of excess capital to shareholders through the repurchase of common stock and special dividends.
Liquidity and Capital Resources
We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on the current organic growth opportunities as well as additional acquisition opportunities when they become available. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
At January 2, 2015, our primary liquidity source was the $400 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement at Anixter Inc. maturing November 2018. At January 2, 2015, there were no long-term borrowings under this agreement, which is guaranteed by us, as compared to $101.5 million at the end of fiscal 2013.

On August 27, 2014, our primary operating subsidiary, Anixter Inc., completed a second amendment and incremental facility agreement to its 5-year senior unsecured revolving credit agreement. Anixter Inc. received the Term Loan, utilizing the incremental facility available under the 5-year senior unsecured revolving credit agreement. The Term Loan pays interest quarterly at a rate that is calculated in the same manner as the 5-year senior unsecured revolving credit agreement. See Note 6. "Debt" for further information on the interest rate. In addition, we are required to pay an escalating portion of the Term Loan principal balance quarterly. The first four payments required are $1.2 million, then eight payments of $2.5 million, four payments of $3.8 million and a final payment of $160.0 million upon maturity in November 2018. Proceeds from the Term Loan were used to fund a portion of the acquisition of Tri-Ed. Issuance costs of approximately $0.7 million are being amortized through the term of the loan using the straight-line method. See Note 2. "Business Combination" for acquisition details.
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
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 (“Notes due 2021”). The Notes due 2021 were issued at a price that was 98.50% of par, which resulted in a discount related to underwriting fees of $6.0 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2021 and is being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Issuance costs of approximately $0.9 million are being amortized through maturity using the straight-line method. We fully and unconditionally guarantee the Notes due 2021, which are unsecured obligations of Anixter Inc.

On May 30, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused utilization fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

In addition, on August 27, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program to increase the maximum leverage ratio from 3.25 to 3.50.
At the end of fiscal 2014, we had approximately $406.9 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $65.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $641.9 million of available borrowings at the end of 2014. However, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement there is a 3.50 leverage ratio that limits available borrowings by $304.2 million, resulting in net available borrowings of $337.7 million at the end of the 2014. With a year-end cash balance of $92.0 million, along with available committed credit facilities, we will continue to evaluate the optimal use of these funds. Our debt-to-total capitalization was 51.6%, 44.9% and 50.3% at the end of fiscal years 2014, 2013 and 2012, respectively. With the cash flow we expect to generate from operations, our goal is to return to our target debt-to-capital range of 45-50% within the next year.

We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. In addition to the 3.50 leverage ratio restriction described earlier, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement, there is a covenant limitation related to the Senior notes due 2015. The covenant requires Anixter Inc. to maintain a maximum 3.0 leverage ratio and $175.0 million of combined cash, unused credit facility and accounts receivable securitization facility availability from December 1, 2014 through the March 2, 2015 maturity or upon early full retirement of the Senior notes due in 2015. Based on current trends in the business and cash generation, we anticipate Anixter Inc. will have adequate liquidity to support the additional availability limitation and our working capital requirements. For further information, including information regarding our credit arrangements, see Note 6. "Debt" in the Notes to the Consolidated Financial Statements.
Contractual Cash Obligations and Commitments
At the end of fiscal 2014, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

(In millions)	Payments due by period
	2015	2016	2017	2018	2019	Beyond 2019	Total
Debt [a]	$210.1	$10.0	$76.2	$171.3	$350.0	$400.0	$1,217.6
Contractual Interest [b]	52.3	45.0	44.5	41.2	27.1	35.8	245.9
Purchase Obligations [c]	568.5	17.9	0.6	0.2	0.1	—	587.3
Operating Leases	63.5	50.5	37.7	29.6	20.8	45.0	247.1
Deferred Compensation Liability [d]	3.1	4.8	4.1	3.8	2.4	27.5	45.7
Pension Plans [e]	19.3	—	—	—	—	—	19.3
Total Obligations	$916.8	$128.2	$163.1	$246.1	$400.4	$508.3	$2,362.9
Liabilities related to unrecognized tax benefits of $3.7 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss (“NOL”) carryforwards for foreign income tax purposes of approximately $94.7 million at January 2, 2015, which are subject to various provisions of each respective country. Approximately $15.2 million of this amount expires between 2015 and 2023, and $79.5 million of the amount has an indefinite life. See Note 8. "Income Taxes" in the notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The Notes due 2015 and various revolving credit facilities require payments of $200.0 million and $3.8 million, respectively. In addition, the Term Loan requires quarterly principal payments of $6.3 million in 2015, $10.0 million in 2016, $11.2 million in 2017 and $11.3 million in 2018, plus a payment upon maturity of $160.0 million in 2018. In addition for 2015, the $65.0 million outstanding under the accounts receivable securitization facility will mature in 2017. The Notes due 2019 and the Notes due 2021 require payments upon retirement of $350.0 million in 2019 and $400.0 million in 2021, respectively.

(b)	Interest payments on debt outstanding at January 2, 2015 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at January 2, 2015.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2015, the deferred compensation liability was $45.7 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At January 2, 2015, the cash surrender value of these company-owned life insurance policies was $35.5 million.

(e)
The majority of our various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At January 2, 2015 the current portion of our net pension liability of $94.3 million was $0.8 million. We currently estimate that we will contribute $19.3 million to our foreign and domestic pension plans in 2015, which includes $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2015.

Critical Accounting Policies and Estimates
We believe that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, with the exception of the goodwill and related long-lived asset impairment charges in 2012, our estimates in these critical areas have not differed materially from actual results.
Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that most assets acquired and liabilities assumed be recognized as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage a third party professional service provider to assist us in determining the fair values of the assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, customer attrition rates and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The purchase price allocation is preliminary and awaiting finalization of the valuation of the acquired intangible assets and related deferred tax liabilities, which is expected to be completed in the third quarter of 2015.
Allowance for Doubtful Accounts
At January 2, 2015 and January 3, 2014, we reported net accounts receivable of $1,329.2 million and $1,182.8 million, respectively. The acquisition of Tri-Ed contributed to the increase in the 2014 net accounts receivable balance compared to 2013. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $26.7 million and $16.8 million at the end of 2014 and 2013, respectively. The acquisition of Tri-Ed contributed to the increase in the 2014 allowance for doubtful accounts balance compared to 2013. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

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
Inventory Obsolescence
At January 2, 2015 and January 3, 2014, we reported inventory of $1,072.8 million and $959.8 million, respectively (net of inventory reserves of $60.5 million and $57.0 million, respectively). The acquisition of Tri-Ed contributed to the increase in the 2014 inventory and associated reserve compared to 2013. Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
A significant element in determining our net periodic benefit cost in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) is the expected return on plan assets. For 2014, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 6.08%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2014. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 10.0% in 2014 and 11.9% 2013. As a result, the fair value of plan assets is $461.7 million at the end of fiscal 2014, compared to $436.7 million at the end of fiscal 2013. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Accumulated other comprehensive loss,” a component of “Stockholders’ Equity” in the Consolidated Balance Sheets.
The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2014 and 2013, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). For fiscal year end 2014, we concluded the Ryan ALM Above Median yield curves is more consistent with observable market conditions and industry standards for developing spot rate curves and is a refinement of our prior approach of utilizing the Citigroup Curve. The impact of this change is an estimated $10.8 million decrease to our December 31, 2014 projected benefit obligation (“PBO”). These rates are adjusted to match the duration of the liabilities associated with the pension plans.
In addition to the change in estimate related to discount rate yield curves, we adopted new U.S. mortality tables in 2014 for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuary's recent mortality experience study and reflect future mortality improvements as disclosed in the 2014 Social Security Administration trustees' report. The updated mortality assumption resulted in an increase of $17.7 million to the benefit obligation as of the end of 2014 after reflecting the discount rate change.
At January 2, 2015 and January 3, 2014, we determined the consolidated weighted-average rate of all plans to be 3.79% and 4.64%, respectively, and used these rates to measure the PBO at the end of each respective fiscal year end. The decrease in the consolidated weighted-average discount rates along with the change to the updated mortality assumption has increased the PBO, but was partially offset by a decline due to the strengthening in the U.S. dollar, the change to the Ryan ALM Above Median yield curve and the pension plan changes we made in 2012 which are outlined below. As a result, the PBO increased to $556.0 million at the end of fiscal 2014 from $467.8 million at the end of fiscal 2013. Our consolidated net unfunded status was $94.3 million at the end of fiscal 2014 compared to $31.1 million at the end of 2013.
In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that will reduce future expenses and contributions. First, we offered a one-time lump sum payment option to terminated vested participants that resulted in us making $34.0 million of additional contributions to fund the $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, we made changes to our existing U.S. defined benefit plan which were effective as of December 31, 2013 that froze benefits provided to employees hired on or before June 1, 2004. This change resulted in a remeasurement of the projected benefit obligation, resulting in a reduction of the balance by $44.6 million in the fourth quarter of 2012. These employees are covered under the personal retirement account pension formula described more fully in Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" in the Notes to the Consolidated Financial Statements.
We recognized net periodic cost of $4.6 million in 2014, down from $16.7 million in 2013. The decline in pension cost is primarily due to the amendments to the U.S. pension plan described above and the impact of the increase in the consolidated weighted average discount rate from 4.08% in 2013 to 4.64% in 2014.
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2015 pension expense of approximately $3.8 million and an increase in the projected benefit obligations at January 2, 2015 of $51.6 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2015 expense of approximately $2.3 million.

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
Beginning in 2012, we utilized the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter for three of our four reporting units. In addition to the qualitative approach, we also performed a combination of the quantitative evaluation of the income and market approach to determine the fair value of our former European reporting unit, during the third quarter of 2012. As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, we reassigned the carrying amount of goodwill to our new reporting units, which are the same as our operating segments, based on the relative fair value assigned as of the effective date of our change in segment reporting. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units as a result of this change. In connection with our fourth quarter interim assessment to test for goodwill impairment, we performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".
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
Other than goodwill, our only indefinite-lived intangible assets are trade names acquired during the Tri-Ed acquisition. See Note 2. "Business Combination" for further information. Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
During 2014, we performed the qualitative assessment for our three reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts. At the end of fiscal 2014, we expect the carrying amount of goodwill, allocated to each of our segments, and our long-lived assets to be fully recoverable.

Deferred Tax Assets
At January 2, 2015 and January 3, 2014, our valuation allowance for deferred tax assets was $11.9 million and $21.9 million, respectively. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
Uncertain Tax Positions
In the normal course of business, we are audited by federal, state and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate primarily to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes our tax positions comply with applicable tax law and we intend to defend our positions. We recognize the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. Our effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail on positions for which unrecognized tax benefits have been accrued, or are required to pay amounts in excess of accrued unrecognized tax benefits.
As of January 2, 2015, the aggregate amount of global uncertain unrecognized tax benefits and related interest and penalties recorded was approximately $3.7 million. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
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
Foreign Exchange Risk
Historically, our foreign currency-denominated sales have been approximately one-third of consolidated sales. Our exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). We also have exposure to currency rate fluctuations related to more volatile markets such as Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), Turkey (Lira) and Venezuela (Bolivar).
Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar ("USD"). As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the USD increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the USD, are translated into USD using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, “Foreign currency translation,” which is a component of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
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
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At January 2, 2015 and January 3, 2014, the gross notional amount of the foreign currency forward contracts outstanding was approximately $222.9 million and $217.4 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at January 2, 2015 and January 3, 2014, the net notional amount of the foreign currency forward contracts outstanding was approximately $121.9 million and $152.0 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $12.3 million and $15.5 million loss in fiscal 2014 and 2013, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.
Venezuela Foreign Exchange
Our functional currency for financial reporting purposes in Venezuela is the USD. Inventory is sourced from vendors in the United States (including Anixter Inc., the parent company of the Venezuelan subsidiary) and paid for in USD. Sales to customers are invoiced in the local bolivar currency and bolivars are collected from customers to settle outstanding receivables. Local government restrictions have made it increasingly difficult to transfer cash out of Venezuela.

In the first quarter of 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. As a result of this change, we recorded a $1.1 million pre-tax foreign exchange loss in the first quarter of 2013. Venezuelan officials announced that they would be discontinuing the Transaction System for Foreign Currency Denominated Securities ("SITME") system. The Venezuelan government launched the Complementary System for the Administration of Foreign Currency ("SICAD"), which allows entities to bid on foreign currency being sold by the government at the official exchange rate or at higher rates than the official exchange rate. Specifically, the Venezuelan government held an auction under SICAD for select importers, which did not include us. Therefore, since February 2013, we have continued to use the official rate of 6.30 bolivars to one USD as the rate that we could repatriate cash from Venezuela through the end of fiscal 2013.
In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar which we believe will now require us to use the SICAD rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. As a result of this change, we recorded a $6.9 million pre-tax foreign exchange loss in the first quarter of 2014.
In February 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas [Marginal Exchange System] (“SIMADI”) a “completely free floating” rate. As a result, we believe that the current rate of approximately 170 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela. We currently estimate the impact of this devaluation approximates a pre-tax foreign exchange loss of $0.6 million and will be recorded in our Consolidated Statements of Income in the first quarter of 2015. Our remaining exposure related to any further devaluation of the bolivar is immaterial.
Argentina Foreign Exchange
Our functional currency for financial reporting purposes in Argentina is USD. Inventory is sourced from vendors in the United States (including Anixter Inc., the parent company of the Argentina subsidiary) and paid for in USD. Sales to customers are invoiced in the local peso currency and pesos are collected from customers to settle outstanding receivables.
In the first quarter of 2014, the Argentina peso was devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of the devaluation, we recorded a $1.1 million pre-tax foreign exchange loss in the first quarter of 2014.
Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
The carrying value of our fixed-rate debt (specifically, Notes due 2021, Notes due 2019 and Notes due 2015) was $940.1 million and $577.2 million at January 2, 2015 and January 3, 2014, respectively. The fair value of the fixed-rate debt instruments was $976.3 million and $614.0 million at January 2, 2015 and January 3, 2014, respectively. Our Notes due 2021, Notes due 2019 and Notes due 2015 bear interest at fixed rates of 5.125%, 5.625%, and 5.95%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the fixed-rate debt would decrease by 1.7% and 1.2% at January 2, 2015 and January 3, 2014, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 1.8% and 1.3% at January 2, 2015 and January 3, 2014, respectively.
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
See Note 6. "Debt" in the Notes to the Consolidated Financial Statements for further detail on outstanding debt obligations.

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “estimate,” “plan,” “project,” “should,” “may,” “will,” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. “Risk Factors.” The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 33 to 73 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 2, 2015 and January 3, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 2, 2015 and January 3, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2015

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
(In millions, except per share amounts)
Net sales	$6,445.5	$6,226.5	$6,253.1
Cost of goods sold	4,977.1	4,803.8	4,844.4
Gross profit	1,468.4	1,422.7	1,408.7
Operating expenses	1,107.5	1,066.2	1,077.7
Impairment of goodwill and long-lived assets	—	1.7	48.5
Operating income	360.9	354.8	282.5
Other expense:
Interest expense	(48.1)	(47.4)	(59.7)
Other, net	(18.0)	(11.2)	(13.2)
Income before income taxes	294.8	296.2	209.6
Income tax expense	100.0	95.7	84.8
Net income	$194.8	$200.5	$124.8
Income per share:
Basic	$5.90	$6.12	$3.77
Diluted	$5.84	$6.04	$3.69
Basic weighted-average common shares outstanding	33.0	32.8	33.1
Effect of dilutive securities:
Stock options and units	0.3	0.3	0.3
Convertible notes due 2013	—	0.1	0.4
Diluted weighted-average common shares outstanding	33.3	33.2	33.8

Dividend declared per common share	$—	$5.00	$4.50
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
(In millions)
Net income	$194.8	$200.5	$124.8
Other comprehensive (loss) income:
Foreign currency translation	(59.5)	(15.0)	15.9
Changes in unrealized pension cost, net of tax	(51.8)	40.2	17.9
Changes in fair market value of derivatives, net of tax	(0.1)	—	(0.1)
Other comprehensive (loss) income	(111.4)	25.2	33.7
Comprehensive income	$83.4	$225.7	$158.5
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	January 2, 2015	January 3, 2014
(In millions, except share amounts)
Current assets:
Cash and cash equivalents	$92.0	$57.3
Accounts receivable (Includes $548.5 and $524.2 at January 2, 2015 and January 3, 2014, respectively, associated with securitization facility)	1,329.2	1,182.8
Inventories	1,072.8	959.8
Deferred income taxes	33.7	32.8
Other current assets	62.1	43.0
Total current assets	2,589.8	2,275.7
Property and equipment, at cost	336.8	328.0
Accumulated depreciation	(215.8)	(224.0)
Net property and equipment	121.0	104.0
Goodwill	582.3	342.1
Other assets	293.4	134.1
Total assets	$3,586.5	$2,855.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831.3	$691.9
Accrued expenses	199.2	210.5
Total current liabilities	1,030.5	902.4
Long-term debt (Includes $65.0 and $145.0 at January 2, 2015 and January 3, 2014 respectively, associated with securitization facility)	1,207.7	831.1
Other liabilities	215.3	95.0
Total liabilities	2,453.5	1,828.5
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,141,950 and 32,853,702 shares issued and outstanding at January 2, 2015 and January 3, 2014, respectively	33.1	32.9
Capital surplus	238.2	216.3
Retained earnings	999.7	804.8
Accumulated other comprehensive loss:
Foreign currency translation	(59.1)	0.4
Unrecognized pension liability, net	(79.0)	(27.2)
Unrealized gain on derivatives, net	0.1	0.2
Total accumulated other comprehensive loss	(138.0)	(26.6)
Total stockholders’ equity	1,133.0	1,027.4
Total liabilities and stockholders’ equity	$3,586.5	$2,855.9
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
(In millions)
Operating activities:
Net income	$194.8	$200.5	$124.8
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	25.7	22.3	(9.4)
Depreciation	24.0	22.1	22.5
Stock-based compensation	13.8	13.6	14.6
Amortization of intangible assets	11.7	8.0	10.0
Accretion of debt discount	2.3	3.7	18.5
Excess income tax benefit from employee stock plans	(5.8)	(1.6)	(3.1)
Amortization of deferred financing costs	—	1.7	2.5
Pension plan contributions (including settlements)	(16.8)	(15.3)	(57.4)
Pension plan expenses	4.6	16.7	41.0
Impairment of goodwill and long-lived assets	—	1.7	48.5
Changes in current assets and liabilities:
Accounts receivable	(102.9)	36.9	(23.4)
Inventories	(49.6)	96.9	42.9
Accounts payable	54.9	(19.9)	(4.5)
Other current assets and liabilities, net	(49.0)	(53.5)	(86.3)
Other, net	(3.5)	0.7	1.7
Net cash provided by operating activities	104.2	334.5	142.9
Investing activities:
Acquisition of businesses, net of cash acquired	(418.4)	—	(55.3)
Capital expenditures, net	(40.3)	(32.2)	(34.2)
Net cash used in investing activities	(458.7)	(32.2)	(89.5)
Financing activities:
Proceeds from borrowings	1,550.4	1,761.2	1,339.0
Repayments of borrowings	(1,734.2)	(1,608.9)	(1,548.3)
Proceeds from Notes due 2021	394.0	—	—
Proceeds from term loan, net of $1.2 million repayment	198.8	—	—
Retirement of Notes due 2014	(32.3)	—	—
Proceeds from stock options exercised	7.2	8.1	3.4
Excess income tax benefit from employee stock plans	5.8	1.6	3.1
Deferred financing costs	(2.3)	(1.2)	(1.5)
Retirement of Notes due 2013	—	(300.0)	—
Payment of special cash dividend	—	(165.7)	(151.4)
Payments for repurchase of warrants	—	(19.2)	—
Proceeds from issuance of Notes due 2019	—	—	343.9
Purchases of common stock for treasury	—	—	(59.2)
Other, net	(1.7)	—	2.2
Net cash provided by (used in) financing activities	385.7	(324.1)	(68.8)
Increase (decrease) in cash and cash equivalents	31.2	(21.8)	(15.4)
Effect of exchange rate changes on cash balances	3.5	(10.3)	(1.3)
Cash and cash equivalents at beginning of period	57.3	89.4	106.1
Cash and cash equivalents at end of period	$92.0	$57.3	$89.4
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 30, 2011	33.2	$33.2	$196.5	$857.0	$(85.5)	$1,001.2
Net income	—	—	—	124.8	—	124.8
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $15.7	—	—	—	—	17.9	17.9
Foreign currency translation	—	—	—	—	15.9	15.9
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Special dividend declared on common stock ($4.50 per share)	—	—	—	(153.1)	—	(153.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Purchase and retirement of treasury stock (see Note 10.)	(1.0)	(1.0)	—	(58.2)	—	(59.2)
Stock-based compensation	—	—	14.6	—	—	14.6
Issuance of common stock and related tax benefits	0.3	0.3	7.5	—	—	7.8
Balance at December 28, 2012	32.5	$32.5	$218.6	$770.6	$(51.8)	$969.9
Net income	—	—	—	200.5	—	200.5
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $24.1	—	—	—	—	40.2	40.2
Foreign currency translation	—	—	—	—	(15.0)	(15.0)
Special dividend declared on common stock ($5.00 per share)	—	—	—	(166.5)	—	(166.5)
Dividend forfeited on common stock	—	—	—	0.2	—	0.2
Payment for repurchase of warrants	—	—	(19.2)	—	—	(19.2)
Stock-based compensation	—	—	13.6	—	—	13.6
Issuance of common stock and related tax benefits	0.4	0.4	3.3	—	—	3.7
Balance at January 3, 2014	32.9	$32.9	$216.3	$804.8	$(26.6)	$1,027.4
Net income	—	—	—	194.8	—	194.8
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(59.5)	(59.5)
Changes in unrealized pension cost, net of tax of $24.3	—	—	—	—	(51.8)	(51.8)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	13.8	—	—	13.8
Issuance of common stock and related tax benefits	0.2	0.2	8.1	—	—	8.3
Balance at January 2, 2015	33.1	$33.1	$238.2	$999.7	$(138.0)	$1,133.0

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company”) and sometimes referred to in these Notes to the Consolidated Financial Statements as "we", "our", "us", or "ourselves", formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM supply fasteners and other small parts ("C" class inventory components) through Anixter Inc. and its subsidiaries.
Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. Our fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2014 and 2012 and 53 weeks in 2013. Certain amounts in the 2013 and 2012 financial statements, as previously reported, have been reclassified to conform to the 2014 presentation. These reclassifications did not have a material impact on the presentation of the consolidated financial statements.
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
Receivables and allowance for doubtful accounts: We carry our accounts receivable at their face amounts less an allowance for doubtful accounts, which was $26.7 million and $16.8 million at the end of 2014 and 2013, respectively. The acquisition of Tri-Ed contributed to the increase in the 2014 allowance for doubtful accounts balance compared to 2013. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $12.0 million, $10.4 million and $7.5 million in 2014, 2013 and 2012, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
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
At January 2, 2015 and January 3, 2014, we reported inventory of $1,072.8 million and $959.8 million, respectively (net of inventory reserves of $60.5 million and $57.0 million, respectively). The acquisition of Tri-Ed contributed to the increase in the 2014 inventory and associated reserve compared to 2013. Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment: At January 2, 2015, net property and equipment consisted of $91.1 million of equipment and computer software and approximately $29.9 million of buildings and leasehold improvements. At January 3, 2014, net property and equipment consisted of $76.8 million of equipment and computer software and approximately $27.2 million of buildings and leasehold improvements. The acquisition of Tri-Ed contributed to the increase in the 2014 net property and equipment balance compared to 2013. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. We continually evaluate whether events or circumstances have occurred that would indicate the remaining useful lives of our property and equipment warrant revision or that the remaining balance of such assets may not be recoverable. In 2013 and 2012, we recorded non-cash impairment charges related to the write-down of property and equipment and these charges are reflected in our operating results. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets". Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to operations, including an immaterial amount of capital lease depreciation, was $24.0 million, $22.1 million and $22.5 million in 2014, 2013 and 2012, respectively.
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and we have committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At January 2, 2015 and January 3, 2014, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $45.4 million and $39.1 million, respectively. Amortization expense charged to operations for capitalized costs was $3.3 million, $3.2 million and $1.9 million in 2014, 2013 and 2012, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2014, 2013 and 2012 were insignificant.
Goodwill: We utilize the qualitative assessment approach to test goodwill for impairment during the annual assessment performed in the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The qualitative assessment considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In addition to the qualitative approach during the third quarter of 2012, we also performed a combination of the quantitative evaluation of the income and market approaches to determine the fair value of our former European reporting unit.
As a result of the change in segments in the fourth quarter of 2012 and in accordance with ASC 350 related to Goodwill and Intangibles, we reassigned the carrying amount of goodwill to our new reporting units based on the relative fair value assigned as of the effective date of our change in segment reporting. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units as a result of this change. In connection with our fourth quarter interim assessment to test for goodwill impairment, we performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".
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
The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (sales or earnings before interest, tax, depreciation and amortization ("EBITDA")) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.

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
Intangible assets: Intangible assets, other than goodwill, are included in "Other assets" on the consolidated balance sheets. As of January 2, 2015 and January 3, 2014, our intangible asset balances are as follows:

		January 2, 2015		January 3, 2014
(In millions)	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$212.3	$(51.8)	$93.8	$(42.4)
Exclusive supplier agreement	21	22.9	(0.3)	—	—
Trade names	3-10	15.5	(4.8)	6.6	(3.5)
Trade names	Indefinite	10.6	—	—	—
Non-compete agreements	4-5	5.2	(2.2)	2.0	(2.0)
Intellectual property	10	1.5	(0.9)	1.7	(0.9)
Total		$268.0	$(60.0)	$104.1	$(48.8)
We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. For definite-lived intangible assets, we use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Trade names that have been identified to have indefinite lives are not being amortized based on our expectation that the trade name products will generate future cash flows for us for the foreseeable future. We expect to maintain use of these trade names on existing products. In 2012, we recorded a non-cash impairment charge related to definite-lived intangible assets and these charges are reflected in the operating results. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".
Intangible amortization expense is expected to average $20.0 million per year for the next five years; $13.9 million of that amount relates to intangible assets recorded for the Tri-Ed acquisition. See Note 2. "Business Combination" for further details. Our definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.

Other, net: The following represents the components of “Other, net” as reflected in the Consolidated Statements of Income for the fiscal years 2014, 2013 and 2012:

(In millions)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Other, net:
Foreign exchange	$(9.1)	$(9.8)	$(11.7)
Foreign exchange devaluations	(8.0)	(1.1)	—
Cash surrender value of life insurance policies	0.8	0.2	0.5
Other	(1.7)	(0.5)	(2.0)
Total other, net	$(18.0)	$(11.2)	$(13.2)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one U.S. dollar ("USD") to repatriate cash from Venezuela. In the first quarter of 2014, the Argentine peso was also devalued from 6.5 pesos to one USD to approximately 8.0 peso to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014. In 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.30 bolivars to one USD to 6.30 bolivars to one USD. As a result of the devaluation, through the end of fiscal 2013, we believed that the official rate of 6.30 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela. Due to the strengthening of the U.S. dollar (“USD”) against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded additional foreign exchange losses of $9.1 million in 2014, $9.8 million in 2013 and $11.7 million in 2012.
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At January 2, 2015 and January 3, 2014, foreign currency forward contracts were revalued at then-current foreign exchange rates, with the changes in valuation reflected directly in “Other, net” in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At January 2, 2015 and January 3, 2014, the gross notional amount of the foreign currency forward contracts outstanding was approximately $222.9 million and $217.4 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at January 2, 2015 and January 3, 2014, the net notional amount of the foreign currency forward contracts outstanding was approximately $121.9 million and $152.0 million, respectively.
The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. In 2013, we recorded interest income of $0.7 million related to closing prior tax years.
Fair value measurement: Our assets and liabilities measured at fair value on a recurring basis consist of foreign currency forward contracts and the assets of our defined benefit plans. The fair value of the foreign currency forward contracts is discussed above in the section titled “Other, net.” The fair value of the assets of our defined benefit plans is discussed in Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits". The nonrecurring fair value measurements include our evaluation of the recoverability of goodwill and related evaluation of long-lived assets. The fair value measurements of goodwill and long-lived assets is discussed in Note 5. "Impairment of Goodwill and Long-lived Assets". Fair value disclosures of debt are discussed in Note 6. "Debt".

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. We also establish a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $24.8 million and $27.6 million at January 2, 2015 and January 3, 2014, respectively.
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

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $13.5 million, $12.8 million and $13.1 million in 2014, 2013 and 2012, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.
Shipping and handling fees and costs: We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in "Operating expenses" on the Consolidated Statements of Income, which were $110.7 million, $110.5 million and $106.4 million for the years ended 2014, 2013 and 2012, respectively.
Stock-based compensation: In accordance with U.S. accounting rules, we measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in “Accumulated other comprehensive income (loss)” (“AOCI”) which are also reported in "Other comprehensive (loss) income" on the Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
For 2014, 2013 and 2012, we had 0.3 million of additional shares related to stock options and stock units included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For 2014, 2013 and 2012, the antidilutive stock options and units were immaterial.
As discussed in Note 6. "Debt", the Notes due 2013 have been retired; however, they were dilutive during various periods in 2013 and 2012. Specifically, as a result of our average stock price exceeding the average accreted value during 2013 and 2012, we included 0.1 million and 0.4 million additional shares, respectively, related to the Notes due 2013 in the diluted weighted-average common shares outstanding.
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

While our derivatives are all subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the Consolidated Balance Sheets. The gross amount of our derivative assets and liabilities are immaterial.

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. The guidance is currently effective for the Company in fiscal 2017. Early adoption is not permitted. We are currently in the process of evaluating the transition methods and the impact of adoption of this ASU on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2. BUSINESS COMBINATION
On September 17, 2014, we acquired 100% of the outstanding capital stock of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”) from Tri-NVS Holdings, LLC for $418.4 million (net of cash acquired of $11.6 million and a favorable net assets adjustment of $2.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable securitization facility, available cash and the $200.0 million term loan, as more fully described in Note 6. "Debt". A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes were used to repay certain incurred borrowings to finance the Tri-Ed acquisition. Tri-Ed is a leading independent distributor of security and low-voltage technology products.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table sets forth the preliminary purchase price allocation, as of the acquisition date, for Tri-Ed. The purchase price allocation is preliminary pending finalization of the valuation of the acquired intangible assets and related deferred tax liabilities, which is expected to be completed in 2015.

(In millions)
Cash	$11.6
Current assets, net	203.9
Property, plant and equipment	2.7
Goodwill	243.4
Intangible assets	166.8
Current liabilities	(144.6)
Non-current liabilities	(56.1)
Total purchase price	$427.7
All Tri-Ed goodwill, other assets and liabilities were recorded in the Enterprise Cabling and Security Solutions (“ECS”) reportable segment. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Tri-Ed’s products with our existing product offerings. Other than $12.2 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	11-18	$120.6
Exclusive supplier agreement	21	23.2
Trade names	Indefinite	10.6
Tri-Ed trade names	4	9.2
Non-compete agreements	4-5	3.2
Total intangible assets		$166.8

We incurred approximately $7.0 million in acquisition and integration cost and financing costs in 2014, with $6.7 million and $0.3 million included in "Operating expense" and "Other, net", respectively, on the Consolidated Statements of Income.

The following unaudited pro forma information shows our results of operations as if the acquisition of Tri-Ed had been completed as of the beginning of fiscal 2013. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing of the business combination, depreciation and amortization of tangible and intangible assets recognized as part of the business combination, related income taxes and various other costs which would not have been incurred had we and Tri-Ed operated as a combined entity (i.e., management fees paid by Tri-Ed to its former owners and acquisition and integration costs and financing costs related to the transaction).

	Years Ended
(In millions, except per share amounts)	January 2, 2015	January 3, 2014
Net sales	$6,865.1	$6,798.7
Net income	$201.3	$203.9
Income per share:
Basic	$6.09	$6.22
Diluted	$6.04	$6.14

Since the date of acquisition, the Tri-Ed results are reflected in our Consolidated Financial Statements. For 2014, Tri-Ed added approximately $176.0 million of revenue and $6.4 million in operating income to our consolidated results.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	January 2, 2015	January 3, 2014
(In millions)
Salaries and fringe benefits	$87.7	$89.9
Other accrued expenses	111.5	120.6
Total accrued expenses	$199.2	$210.5

NOTE 4.  RESTRUCTURING CHARGE
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a $10.1 million pre-tax charge, which is included in “Operating expenses” in our Consolidated Statements of Income for fiscal year 2012. The restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. At January 2, 2015, the majority of the remaining accrual related to this charge of $0.9 million is expected to be paid in 2015. The following table summarizes activity related to liabilities associated with restructuring and employee severance:

	Restructuring Charge
(in millions)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Total
Balance at December 28, 2012	$6.7	$2.4	$9.1
Payments and other	(4.4)	(2.0)	(6.4)
Balance at January 3, 2014	2.3	0.4	2.7
Payments and other	(2.2)	0.4	(1.8)
Balance at January 2, 2015	$0.1	$0.8	$0.9

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.

NOTE 5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS
We perform our annual goodwill impairment analysis during the third quarter of each fiscal year. For a number of years and through the end of the third quarter of 2012, our reporting units were consistent with our operating segments of North America, Europe, Latin America and Asia Pacific. In the fourth quarter of 2012, we reorganized our business segments from geography to end market to reflect our realigned segment reporting structure. In connection with this change and in accordance with the provisions of ASC 350 regarding Goodwill and Intangible Assets, we were required to reassign the carrying amount of goodwill, based on the relative fair value of our new reporting units (which are the same as the realigned reportable segments of Enterprise Cabling and Security Solutions ("ECS"), Electrical and Electronic Wire and Cable ("W&C") and OEM Supply - Fasteners ("Fasteners")). See Note 11. "Business Segments" for further information regarding this change and the amounts allocated to each new segment. We performed an interim assessment of the recoverability of goodwill assigned to the reporting units and an assessment of the recoverability of our long-lived assets as a result of this change. The following describes the approach for evaluating the recoverability of goodwill and long-lived assets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As a result of the change in segments in the fourth quarter of 2012, we were required to reassign the carrying amount of goodwill, based on the relative fair value of our new reporting units, to our new reporting units. We determined the fair value of each reporting unit utilizing a combination of the income and market approach discussed previously. A discount rate was determined for each reporting segment based on the geographical source of their respective sales, size of the segment and other factors. Following are the discount rates used in the determination of the fair value of the reporting units: ECS 10.0%, W&C 9.9% and Fasteners 12.3%. The Fasteners discount rate was higher than the other two segments primarily due to a higher risk premium due to its smaller size. A terminal growth rate of 3.0% was used for all segments. Our goodwill balances were then allocated to each segment based on the relative enterprise values of the segments.

From the enterprise values calculated above, we determined the shareholder value (equity value) for each segment by subtracting debt from the enterprise value and making other adjustments. We then summed the shareholder values and compared the sum to the shareholder value of Anixter International Inc., on the date of the segment change. The comparison indicated a control premium of 26%. We concluded that the control premium was reasonable. The resulting fair values of the ECS and W&C segments were significantly above their respective carrying values while the fair value of the Fasteners segment was significantly below its carrying value.
Based on the results above, we concluded that the Fasteners segment failed step one of the impairment test. Since the shareholder value of the Fasteners segment was significantly below its carrying value, we determined there was no implied residual value for goodwill. As a result of this evaluation, we recorded a non-cash impairment charge of $15.3 million related to the write-off of all the goodwill allocated to the Fasteners segment.
As a result of our annual assessment of the recoverability of goodwill (performed qualitatively) during the third quarter of 2014, we expect the carrying amount of goodwill, allocated to each of the reporting units, to be fully recoverable at January 2, 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Lived Assets
Other than goodwill, our only indefinite-lived intangible assets are trade names acquired during the Tri-Ed acquisition. See Note 2. "Business Combination" for further information. Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, computer software and hardware, warehouse equipment and leasehold improvements. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
Due to the impairment of goodwill recorded during the third and fourth quarters of 2012, we also evaluated the realizability of long-lived assets in those respective reporting units. The following describes the approach for evaluating our long-lived assets in the third and fourth quarters of 2012:
Intangible Assets
In order to measure the impairment loss of customer relationships, we estimate the fair value by using an excess earnings model, a form of the income approach. The analysis requires us to make various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships in 2012 were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Inputs included discount rates derived from an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates. The results of this analysis in the third and fourth quarters indicated that the fair values of the intangible assets within these asset groups were less than carrying value. Accordingly, in the third and fourth quarters of 2012, we recorded a non-cash impairment charge related to the write-down of intangible assets of $11.0 million in our former Europe segment and $5.6 million in Fasteners and the charges are reflected in our operating results. The reductions in the carrying values of these assets were factored into the carrying value of net assets in connection with the goodwill impairment tests described above. The following key inputs were used in the Fasteners intangible asset evaluations in the third and fourth quarters of 2012:

Discount Rates
Q3 Evaluation	Q4 Evaluation
14.5% to 16.0%	14.0%
Property, Plant and Equipment
In order to measure the impairment loss of property and equipment in 2012, we estimated the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on our assumptions about the assumptions market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values were applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the assets. Accordingly, in the third and fourth quarters of 2012, we recorded a non-cash impairment charge related to the write-down of property and equipment of $5.4 million in our former Europe segment and $0.4 million in our Fasteners segment and these charges are reflected in our operating results. The reductions in the carrying values of these assets were factored into the carrying values of net assets in connection with the goodwill impairment tests described above.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. DEBT
Debt is summarized below:

(In millions)	January 2, 2015	January 3, 2014
Long-term debt:
Senior notes due 2021	$394.2	$—
Senior notes due 2019	345.9	345.1
Senior notes due 2015	200.0	200.0
Term loan	198.8	—
Accounts receivable securitization facility	65.0	145.0
Revolving lines of credit	—	101.5
Senior notes due 2014	—	32.1
Other	3.8	7.4
Total long-term debt	$1,207.7	$831.1

Certain debt agreements entered into by our operating subsidiaries contain various restrictions, including restrictions on payments to us. These restrictions have not had, nor are expected to have, an adverse impact on our ability to meet cash obligations. We have guaranteed substantially all of the debt of our subsidiaries.
Aggregate annual maturities of debt before accretion of debt discount as reflected on the Consolidated Balance Sheet at January 2, 2015 are as follows: 2015 - $210.1 million, 2016 - $10.0 million, 2017 - $76.2 million, 2018 - $171.3 million, 2019 - $345.9 million and $394.2 million thereafter.
Our average borrowings outstanding were $1,027.4 million and $896.5 million for the fiscal years ending January 2, 2015 and January 3, 2014, respectively. Our weighted-average cost of borrowings was 4.7%, 5.3% and 6.1% for the years ended January 2, 2015, January 3, 2014 and December 28, 2012, respectively. Interest paid in 2014, 2013 and 2012 was $41.1 million, $43.5 million and $35.4 million, respectively.
At the end of fiscal 2014, we had approximately $406.9 million in available, committed, unused credit lines with financial institutions that have investment-grade credit ratings, as well as $65.0 million of outstanding borrowings under our $300.0 million accounts receivable securitization facility, also with financial institutions with investment grade credit ratings, resulting in $641.9 million of available borrowings at the end of 2014. However, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement there is a 3.50 leverage ratio that limits available borrowings by $304.2 million, resulting in net available borrowings of $337.7 million at the end of the 2014.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. In addition to the 3.50 leverage ratio restriction described earlier, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement, there is a covenant limitation related to the Senior notes due 2015. The covenant requires Anixter Inc. to maintain a maximum 3.0 leverage ratio and $175.0 million of combined cash, unused credit facility and accounts receivable securitization facility availability from December 1, 2014 through the March 2, 2015 maturity or upon early full retirement of the Senior notes due in 2015. Based on current trends in the business and cash generation, we anticipate Anixter Inc. will have adequate liquidity to support the additional availability limitation and our working capital requirements.
Revolving Lines of Credit
At January 2, 2015, our primary liquidity source was the $400 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement at Anixter Inc. maturing November 2018. At January 2, 2015, there were no long-term borrowings under this agreement, which is guaranteed by us, as compared to $101.5 million at the end of fiscal 2013.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 27, 2014, our primary operating subsidiary, Anixter Inc., completed a second amendment and incremental facility agreement to its 5-year senior unsecured revolving credit agreement. Anixter Inc. received a $200.0 million term loan ("Term Loan"), utilizing the incremental facility available under the 5-year senior unsecured revolving credit agreement. The Term Loan pays interest quarterly at a rate that is calculated in the same manner as the 5-year senior unsecured revolving credit agreement, as described below. In addition, we are required to pay an escalating portion of the Term Loan principal balance quarterly. The first four payments required are $1.2 million, then eight payments of $2.5 million, four payments of $3.8 million and a final payment of $160.0 million upon maturity in November 2018. Proceeds from the term loan were used to fund a portion of the acquisition of Tri-Ed. Issuance costs of approximately $0.7 million are being amortized through maturity using the straight-line method. See Note 2. "Business Combination" for acquisition details.
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
The following are the key terms to the 5-year senior unsecured revolving credit agreement:

•	Based on Anixter Inc.'s current leverage ratio, the applicable margin will be LIBOR plus 175 basis points.

•
As of the end of 2014, the consolidated fixed charge coverage ratio (as defined in the revolving credit agreement) requires a minimum coverage of 3.00 times. As of January 2, 2015, the consolidated fixed charge coverage ratio was 3.79.

•	The consolidated leverage ratio (as defined in the revolving credit agreement) limits the maximum leverage allowed to 3.50. As of January 2, 2015, the consolidated leverage ratio was 2.74.

•
Under the reset restricted payment basket, Anixter Inc. will be permitted to direct funds to us for payment of dividends and share repurchases to a sum of $175 million plus 50% of Anixter Inc.’s cumulative consolidated net income from operations for all fiscal quarters ending on and after September 27, 2013. As of January 2, 2015, Anixter Inc. has the ability to distribute $162.3 million of funds to us.

•
Anixter Inc. will be allowed to prepay, purchase or redeem indebtedness of us, provided that its proforma leverage ratio (as defined in the agreement) is less than or equal to 2.75 to 1.00 and that its unrestricted domestic cash balance plus unused commitments under the revolving credit agreement and the accounts receivable securitization facility availability is equal to or greater than $175 million.

•	Anixter Inc. will be able to provide for the issuance of commercial letters of credit.

•	Certain other restricted payment baskets are set at $7.5 million.
We are in compliance with all of the covenant ratios and we believe there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.
Senior Notes Due 2021
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 (“Notes due 2021”). The Notes due 2021 were issued at a price that was 98.50% of par, which resulted in a discount related to underwriting fees of $6.0 million. Net proceeds from this offering were approximately $393.1 million after also deducting for approximately $0.9 million of issuance costs paid that are being amortized through maturity using the straight-line method. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2021 and is being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. We fully and unconditionally guarantee the Notes due 2021, which are unsecured obligations of Anixter Inc.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Notes Due 2019
On April 30, 2012, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior Notes due 2019 (“Notes due 2019”). The Notes due 2019 were issued at a price that was 98.25% of par, which resulted in a discount related to underwriting fees of $6.1 million. Net proceeds from this offering were approximately $342.9 million after also deducting for approximately $1.0 million of issuance costs paid that are being amortized through maturity using the straight-line method. The discounts are reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2019 and are being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a “make whole” premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain borrowings under the 5-year senior unsecured revolving credit agreement, to provide additional liquidity for our maturing indebtedness and for general corporate purposes. We fully and unconditionally guarantee the Notes due 2019, which are unsecured obligations of Anixter Inc.
Senior Notes Due 2015
Anixter Inc. also has $200.0 million 5.95% Senior Notes due 2015 (“Notes due 2015”), which are fully and unconditionally guaranteed by us. Interest of 5.95% on the Notes due 2015 is payable semi-annually on March 1 and September 1 of each year and will mature on March 1, 2015.
Senior Notes Due 2014
In March 2009, our primary operating subsidiary, Anixter Inc., issued $200 million in principal of 10% Senior Notes due 2014 (“Notes due 2014”) which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 paid interest semiannually at a rate of 10% per annum and matured on March 15, 2014. At January 3, 2014, the Notes due 2014 outstanding were $32.1 million and, during the first quarter of 2014, we retired the maturity value of $32.3 million with available borrowings under existing long-term financing agreements.
Accounts Receivable Securitization Program
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of January 2, 2015 and January 3, 2014, $548.5 million and $524.2 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300.0 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

On May 30, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program. The following key changes have been made to the program:

•	The liquidity termination date of the program will be May 2017 (formerly May 2015).

•	The commitments are split 50%/50% (formerly 57-1/3% from J.P. Morgan and 42-2/3% from SunTrust).

•	The purchasers have the option to delay funding by 35 days.

•	Chariot replaced J.P. Morgan as a Financial Institution and a committed purchaser; J.P. Morgan will continue to have a liquidity agreement in place with Chariot.

•	One month LIBOR has been replaced by three month LIBOR.

•	The renewed program carries an all-in drawn funding cost of LIBOR plus 80 basis points (previously LIBOR plus 95 basis points).

•	Unused utilization fees decreased from 47.5 to 57.5 basis points to 40 to 50 basis points depending on utilization.

In addition, on August 27, 2014, Anixter Inc. amended the Receivables Purchase Agreement governing the accounts receivable securitization program to increase the maximum leverage ratio from 3.25 to 3.50.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Short term borrowings
We had short-term borrowings at the end of fiscal 2014 and 2013 under our Term Loan and other bank revolving lines of credit totaling $10.1 million and $7.4 million, respectively, with maturity dates within the next fiscal year. All of these borrowings, along with the Notes due 2015, have been classified as long-term at January 2, 2015 as we have the intent and ability to refinance the debt under existing long-term financing agreements. At the end of 2013, the Notes due 2014 had a maturity date within the next fiscal year but were classified as long-term as we had the intent and ability to refinance the debt under the existing long-term financing agreement at that time.
Retirement of Debt
In addition to the retirement of the Notes due 2014 as described herein, during the first quarter of 2013, our Notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300 million principal amount of the notes in cash. At the time of issuance of the Notes due 2013, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the Notes due 2013 at maturity. Available borrowings under our accounts receivable securitization facility and long-term credit facility were used to retire the Notes due 2013.
At issuance of the Notes due 2013, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the Notes due 2013 on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
The retirement of debt in 2014 and 2013 did not have a significant impact on our Consolidated Statements of Income.
Fair Value of Debt
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. Our fixed-rate debt consists of the Notes due 2015, Notes due 2019 and Notes due 2021.

At January 2, 2015, our total carrying value and estimated fair value of debt outstanding, was $1,207.7 million and $1,243.8 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 3, 2014 of $831.1 million and $867.9 million, respectively. The increase in the carrying value and estimated fair market value is primarily due to the issuance of the Notes due 2021 and the Term Loan, offset by the retirement of the Notes due 2014 and the reduction in borrowings under our 5-year senior unsecured revolving credit agreement and accounts receivable securitization facility.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
Substantially all of our office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of January 2, 2015 and January 3, 2014.
Minimum lease commitments under operating leases at January 2, 2015 are as follows:

(In millions)
2015	$63.5
2016	50.5
2017	37.7
2018	29.6
2019	20.8
2020 and thereafter	45.0
Total	$247.1
Total rental expense was $86.1 million, $83.7 million and $83.5 million in 2014, 2013 and 2012, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at January 2, 2015 were $0.7 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 2, 2015, we had $44.0 million in outstanding letters of credit and guarantees.
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of January 2, 2015, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 8.  INCOME TAXES
Income Before Tax Expense: Domestic income before income taxes was $188.7 million, $186.8 million and $161.3 million for 2014, 2013 and 2012, respectively. Foreign income before income taxes was $106.1 million, $109.4 million and $48.3 million for fiscal years 2014, 2013 and 2012, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of our tax expense and the reconciliation to the statutory federal rate are identified below. Income tax expense (benefit) was comprised of:

(In millions)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Current:
Foreign	$30.8	$30.9	$28.5
State	5.4	5.5	8.5
Federal	38.1	37.0	57.2
	74.3	73.4	94.2
Deferred:
Foreign	(1.0)	1.6	(14.6)
State	3.3	2.5	0.3
Federal	23.4	18.2	4.9
	25.7	22.3	(9.4)
Income tax expense	$100.0	$95.7	$84.8
Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

(In millions)	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Statutory tax expense	$103.2	$103.7	$73.4
Increase (reduction) in taxes resulting from:
Nondeductible goodwill impairment loss	—	—	9.1
State income taxes, net	5.9	5.4	5.5
Foreign tax effects	(1.1)	(8.7)	(4.6)
Change in valuation allowance	(9.2)	0.3	0.5
Other, net	1.2	(5.0)	0.9
Income tax expense	$100.0	$95.7	$84.8

Tax Payments: We made net payments for income taxes in 2014, 2013 and 2012 of $117.0 million, $82.0 million and $127.0 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. There are no tax credit carryforwards for U.S. federal income tax purposes as of the balance sheet date.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At January 2, 2015, various of our foreign subsidiaries had aggregate cumulative net operating losses (“NOL”) carryforwards for foreign income tax purposes of approximately $94.7 million which are subject to various provisions of each respective country. Approximately $79.5 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2015 and 2023.
Undistributed Earnings: The undistributed earnings of our foreign subsidiaries amounted to approximately $679.4 million at January 2, 2015. We consider those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of January 2, 2015, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $51.5 million and various foreign jurisdiction withholding taxes of approximately $40.2 million would be payable upon the remittance of all earnings at January 2, 2015.
Deferred Income Taxes: Significant components of our deferred tax assets and (liabilities) were as follows:

(In millions)	January 2, 2015	January 3, 2014
Property, equipment, intangibles and other	$(84.8)	$(30.8)
Gross deferred tax liabilities	(84.8)	(30.8)
Deferred compensation and other postretirement benefits	41.2	38.7
Foreign NOL carryforwards and other	28.2	34.5
Accrued expenses and other	4.7	10.3
Inventory reserves	14.6	12.0
Allowance for doubtful accounts	7.7	6.2
Gross deferred tax assets	96.4	101.7
Deferred tax assets, net of deferred tax liabilities	11.6	70.9
Valuation allowance	(11.9)	(21.9)
Net deferred tax assets	$(0.3)	$49.0
Net current deferred tax assets	33.7	32.8
Net non-current deferred tax assets	(34.0)	16.2
Net deferred tax assets	$(0.3)	$49.0

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2012, 2013 and 2014 is as follows:

(In millions)
Balance at December 30, 2011	$4.2
Additions for tax positions of prior years	2.2
Reductions for tax positions of prior years	(3.0)
Balance at December 28, 2012	$3.4
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	(0.2)
Balance at January 3, 2014	$3.4
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.8)
Balance at January 2, 2015	$3.0
Interest and penalties related to taxes were $0.3 million in 2014 and $0.2 million in 2013. In the first quarter of 2012, we recorded a charge for interest and penalties associated with tax liabilities of $1.7 million which is included in “Other, net” ($1.1 million net of tax). We have accrued $0.7 million (includes $0.7 million for uncertain tax positions) and $2.0 million (includes $1.0 million for uncertain tax positions) at January 2, 2015 and January 3, 2014, respectively, for the payment of interest and penalties.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimate that of the unrecognized tax benefit balance of $3.0 million, all of which would affect the effective tax rate, $0.4 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $3.7 million cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
Only the returns for fiscal tax year 2012, 2013 and 2014 have not been examined by the Internal Revenue Service (“IRS”) in the United States, which is our most significant tax jurisdiction. An examination of years 2010 and 2011 by the IRS was completed in September 2013. For most states, fiscal tax years 2011 and later remain subject to examination. In Canada, the fiscal tax years 2010 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2013 and later remain subject to examination.

NOTE 9.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
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
A significant element in determining our net periodic benefit cost in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) is the expected return on plan assets. For 2014, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 6.08%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2014. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 10% in 2014 and 11.9% in 2013. As a result, the fair value of plan assets is $461.7 million at the end of fiscal 2014, compared to $436.7 million at the end of fiscal 2013. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to “Accumulated other comprehensive loss,” a component of “Stockholders’ Equity” in the Consolidated Balance Sheets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2014 and 2013, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). For fiscal year end 2014, we concluded the Ryan ALM Above Median yield curves is more consistent with observable market conditions and industry standards for developing spot rate curves and is a refinement of our prior approach of utilizing the Citigroup Curve. The impact of this change is an estimated $10.8 million decrease to our December 31, 2014 projected benefit obligation (“PBO”). These rates are adjusted to match the duration of the liabilities associated with the pension plans.
In addition to the change in estimate related to discount rate yield curves, we adopted new U.S. mortality tables in 2014 for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuary's recent mortality experience study and reflect future mortality improvements as disclosed in the 2014 Social Security Administration trustees' report. The updated mortality assumption resulted in an increase of $17.7 million to the benefit obligation as of the end of 2014 after reflecting the discount rate change.
At January 2, 2015 and January 3, 2014, we determined the consolidated weighted-average discount rate of all plans to be 3.79% and 4.64%, respectively, and used these rates to measure the PBO at the end of each respective fiscal year end. The decrease in the consolidated weighted-average discount rates along with the change to the updated mortality assumption has increased the PBO, but was partially offset by a decline due to the strengthening in the U.S. dollar, the change to the Ryan ALM Above Median yield curve and the pension plan changes we made in 2012 which are outlined below. As a result, the PBO increased to $556.0 million at the end of fiscal 2014 from $467.8 million at the end of fiscal 2013. Our consolidated net unfunded status was $94.3 million at the end of fiscal 2014 compared to $31.1 million at the end of 2013.
In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that reduced expenses and contributions in 2013 and 2014. First, we offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions paid by us to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, we made changes to our existing U.S. defined benefit plan which became effective December 31, 2013 and froze benefits provided to employees hired before June 1, 2004. These employees are covered under the personal retirement account pension formula similar to the one described below for non-union domestic employees hired on or after June 1, 2004.
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
The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, we seek to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. Our risk tolerance indicates an average ability to accept risk relative to that of a typical defined benefit pension plan. The risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns. The measurement date for all our plans is December 31 of each year.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of January 2, 2015 and January 3, 2014 and our asset allocation guidelines for such plans are summarized as follows. In 2014, we updated the U.S. investment policy statement including the target asset allocation guidelines. As a result, the asset allocations for the Domestic Plans are different as of January 2, 2015 and January 3, 2014.

	Domestic Plans
	January 2, 2015	Allocation Guidelines
		Min	Target	Max
Large capitalization U.S. stocks	22.8%	17%	22%	27%
Small to mid capitalization U.S. stocks	27.7	20	30	40
Emerging market equity	8.9	5	10	15
Total equity securities	59.4		62
Fixed income investments	37.1	31	38	45
Cash equivalents	3.5	—	—	10
	100.0%		100%

	Domestic Plans
	January 3, 2014	Allocation Guidelines
		Min	Target	Max
Large capitalization U.S. stocks	35.2%	20%	30%	40%
Small capitalization U.S. stocks	21.5	15	20	25
International stocks	17.6	15	20	25
Total equity securities	74.3		70
Fixed income investments	21.9	25	30	35
Other investments	3.8	—	—	—
	100.0%		100%

	Foreign Plans
	January 2, 2015	January 3, 2014	Allocation
			Guidelines
			Target
Equity securities	46.0%	46.0%	48%
Fixed income investments	47.0	45.0	45
Other investments	7.0	9.0	7
	100.0%	100.0%	100%
The pension committees meet regularly to assess investment performance and reallocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, including during fiscal 2014, we periodically rebalance our asset portfolios to be in line with our allocation guidelines.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2014, the U.S. investment policy guidelines were as follows:

•	Each asset class is actively managed by one investment manager

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account

•	Investment in Exchange Traded Funds (ETFs) is permissible

•	Each manager is expected to be “fully invested” with minimal cash holdings

•	The use of options and futures is limited to covered hedges only

•
Each equity asset manager has a minimum number of individual company stocks that need to be held and there are restrictions on the total market value that can be invested in any one industry and the percentage that any one company can be of the portfolio total

•	The fixed income funds are diversified by issuer and industry, with maximum limits on investment in U.S. Treasuries and U.S. Government Agencies

The investment policies for the Foreign plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:

•	Make sure that the obligations to the beneficiaries of the Plan can be met

•	Maintain funds at a level to meet the minimum funding requirements

•	The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2014 is 6.08%.
The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans:

(In millions)	January 2, 2015	January 3, 2014
Changes to Balance:
Beginning balance	$32.3	$98.8
Recognized prior service cost	4.6	4.5
Recognized net actuarial gain	(3.5)	(9.3)
Prior service credit arising in current year	(3.1)	(2.7)
Net actuarial loss (gain) arising in current year	76.5	(59.0)
Ending balance	$106.8	$32.3

Components of Balance:
Prior service credit	$(34.2)	$(38.8)
Net actuarial loss	140.9	71.0
Transitional obligation	0.1	0.1
	$106.8	$32.3
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2015 are as follows:

(In millions)
Amortization of prior service credit	$(4.6)
Amortization of actuarial loss	9.4
Total amortization expected	$4.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of our pension plans from the beginning of fiscal 2013 to the end of fiscal 2014:

	Pension Benefits
	Domestic		Foreign		Total
(In millions)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Beginning balance	$224.9	$248.9	$242.9	$232.2	$467.8	$481.1
Service cost	3.7	7.0	5.9	6.7	9.6	13.7
Interest cost	10.8	9.6	10.6	9.4	21.4	19.0
Actuarial loss (gain)	45.3	(33.2)	52.1	0.8	97.4	(32.4)
Plan amendment	—	(0.2)	(0.1)	—	(0.1)	(0.2)
Benefits paid from plan assets	(6.5)	(6.4)	(13.9)	(6.3)	(20.4)	(12.7)
Benefits paid from Company assets	(0.8)	(0.8)	—	—	(0.8)	(0.8)
Plan participants contributions	—	—	0.3	0.2	0.3	0.2
Foreign currency exchange rate changes	—	—	(19.2)	(0.1)	(19.2)	(0.1)
Ending balance	$277.4	$224.9	$278.6	$242.9	$556.0	$467.8
Change in plan assets at fair value:
Beginning balance	$213.8	$183.7	$222.9	$202.0	$436.7	$385.7
Actual return on plan assets	13.9	31.9	31.1	17.0	45.0	48.9
Company contributions to plan assets	8.3	4.6	7.7	9.9	16.0	14.5
Benefits paid from plan assets	(6.5)	(6.4)	(13.9)	(6.3)	(20.4)	(12.7)
Plan participants contributions	—	—	0.3	0.2	0.3	0.2
Foreign currency exchange rate changes	—	—	(15.9)	0.1	(15.9)	0.1
Ending balance	$229.5	$213.8	$232.2	$222.9	$461.7	$436.7
Reconciliation of funded status:
Projected benefit obligation	$(277.4)	$(224.9)	$(278.6)	$(242.9)	$(556.0)	$(467.8)
Plan assets at fair value	229.5	213.8	232.2	222.9	461.7	436.7
Funded status	$(47.9)	$(11.1)	$(46.4)	$(20.0)	$(94.3)	$(31.1)
Included in the 2014 and 2013 funded status is accrued benefit cost of approximately $16.8 million and $14.8 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$—	$3.7	$5.0	$2.2	$5.0	$5.9
Current liability	(0.8)	(0.8)	—	—	(0.8)	(0.8)
Noncurrent liability	(47.1)	(14.0)	(51.4)	(22.2)	(98.5)	(36.2)
Funded status	$(47.9)	$(11.1)	$(46.4)	$(20.0)	$(94.3)	$(31.1)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.14%	4.81%	3.44%	4.49%	3.79%	4.64%
Salary growth rate	4.60%	4.63%	3.12%	3.27%	3.79%	4.04%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in our Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic cost for the years ended January 2, 2015, January 3, 2014 and December 28, 2012:

	Pension Benefits
	Domestic			Foreign			Total
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic cost:
Service cost	$4.8	$8.5	$10.1	$5.9	$6.7	$5.6	$10.7	$15.2	$15.7
Interest cost	10.8	9.6	12.4	10.6	9.4	9.5	21.4	19.0	21.9
Expected return on plan assets	(13.9)	(11.8)	(11.3)	(12.5)	(10.5)	(9.9)	(26.4)	(22.3)	(21.2)
Net amortization	(2.2)	3.1	8.3	1.1	1.7	1.0	(1.1)	4.8	9.3
Settlement loss	—	—	15.3	—	—	—	—	—	15.3
Net periodic cost (benefit)	$(0.5)	$9.4	$34.8	$5.1	$7.3	$6.2	$4.6	$16.7	$41.0

Weighted-average assumption used to measure net periodic cost:
Discount rate	4.81%	3.93%	4.37%	4.49%	4.23%	4.84%	4.64%	4.08%	4.56%
Expected return on plan assets	6.50%	6.50%	7.00%	5.67%	5.27%	5.29%	6.08%	5.86%	6.10%
Salary growth rate	4.63%	3.90%	3.90%	3.27%	3.13%	3.13%	4.04%	3.62%	3.57%
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2014, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of our pension assets valued by Level 1 inputs are primarily comprised of Domestic equity which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of our pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds). These assets are valued at their Net Asset Values (“NAV”) and considered observable inputs, or Level 2.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at January 2, 2015 and January 3, 2014, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by us are as follows:

	As of January 2, 2015
	Domestic			Foreign			Total
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Asset Categories:
Cash and short-term investments	$8.1	$—	$8.1	$1.2	$—	$1.2	$9.3	$—	$9.3
Equity securities:
Domestic	116.0	—	116.0	0.3	59.7	60.0	116.3	59.7	176.0
International (a)	20.4	—	20.4	2.2	45.7	47.9	22.6	45.7	68.3
Fixed income securities:
Domestic	—	1.5	1.5	1.0	79.7	80.7	1.0	81.2	82.2
Corporate bonds	—	83.5	83.5	0.7	27.1	27.8	0.7	110.6	111.3
Insurance funds	—	—	—	—	14.5	14.5	—	14.5	14.5
Other	—	—	—	0.1	—	0.1	0.1	—	0.1
Total at January 2, 2015	$144.5	$85.0	$229.5	$5.5	$226.7	$232.2	$150.0	$311.7	$461.7

(a)	Investment in funds outside the country where the pension plan originates is considered International.

	As of January 3, 2014
	Domestic			Foreign			Total
(In millions)	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Asset Categories:
Cash and short-term investments	$8.1	$—	$8.1	$2.6	$—	$2.6	$10.7	$—	$10.7
Equity securities:
Domestic	121.2	—	121.2	0.2	58.7	58.9	121.4	58.7	180.1
International (a)	—	37.6	37.6	—	44.0	44.0	—	81.6	81.6
Fixed income securities:
Domestic	—	32.9	32.9	0.7	68.9	69.6	0.7	101.8	102.5
Corporate bonds	—	14.0	14.0	0.7	30.9	31.6	0.7	44.9	45.6
Insurance funds	—	—	—	—	15.6	15.6	—	15.6	15.6
Other	—	—	—	—	0.6	0.6	—	0.6	0.6
Total at January 3, 2014	$129.3	$84.5	$213.8	$4.2	$218.7	$222.9	$133.5	$303.2	$436.7

(a)	Investment in funds outside the country where the pension plan originates is considered International.

We estimated future benefits payments are as follows at the end of 2014:

	Estimated Future Benefit Payments
(In millions)	Domestic	Foreign	Total
2015	$8.7	$7.0	$15.7
2016	9.5	7.0	16.5
2017	10.4	7.6	18.0
2018	11.2	7.7	18.9
2019	12.0	7.8	19.8
2020-2024	71.6	43.8	115.4
Total	$123.4	$80.9	$204.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated benefit obligation in 2014 and 2013 was $275.2 million and $223.3 million, respectively, for the Domestic Plans and $241.4 million and $211.2 million, respectively, for the Foreign Plans. We had ten plans in 2014 and nine plans in 2013 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $398.9 million and $121.6 million for 2014 and 2013, respectively, and aggregate fair value of plan assets was $334.9 million and $103.6 million for 2014 and 2013, respectively.
We currently estimate that we will make contributions of approximately $9.0 million to our Domestic Plans and $9.5 million to our Foreign Plans in 2015. In addition, we estimate that we will make $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans.
Defined Contribution Plan
Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all of our non-union domestic employees. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA. Effective January 1, 2014, we began matching contributions to equal 50% on the first 5% of a participant’s contribution. We also have certain foreign defined contribution plans. Our contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense related to defined contribution plans was $11.0 million, $9.4 million and $6.6 million in 2014, 2013 and 2012, respectively.
Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain of our financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 2, 2015 and January 3, 2014, the deferred compensation liability included in "Other liabilities" on the Consolidated Balance Sheets was $45.7 million and $46.1 million, respectively.
Concurrent with the implementation of the deferred compensation plan, we purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account “increasing whole life” insurance policies were purchased on the lives of certain participants. Prior to 2006, we paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to us upon the insured participant’s death. At January 2, 2015 and January 3, 2014, the cash surrender value of $35.5 million and $34.6 million, respectively, was recorded under this program and reflected in “Other assets” on the Consolidated Balance Sheets.
We have no other post-retirement benefits other than the pension and savings plans described herein.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10.  STOCKHOLDERS' EQUITY
Preferred Stock
We have the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2014 and 2013.
Common Stock
We have the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.1 million shares and 32.9 million shares were outstanding at the end of fiscal 2014 and 2013, respectively.
Share Repurchases
We did not repurchase any shares during 2014 and 2013. However, during 2012, we repurchased and retired 1.0 million of our outstanding shares for $59.2 million at an average cost of $59.16 per share. Purchases in 2012 were made in the open market using available cash on hand.
Special Dividend
On November 25, 2013, our Board of Directors declared a special dividend of $5.00 per common share, or approximately $166.5 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of 2013 and $164.2 million was paid on January 2, 2014 to shareholders of record on December 11, 2013. The difference between the amount declared and paid of $2.3 million was accrued as of January 3, 2014, and is being paid to holders of unvested stock units as described below.
On April 24, 2012, our Board of Directors declared a special dividend of $4.50 per common share, or approximately $153.1 million, as a return of excess capital to shareholders. The dividend declared was recorded as a reduction to retained earnings at the end of the second quarter of 2012 and $150.6 million was paid on May 31, 2012 to shareholders of record on May 16, 2012. The difference between the amount declared and paid of $2.5 million was accrued as of December 28, 2012 and is being paid to holders of unvested stock units as described below.
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividends. For the 2013 special dividend, the average exercise price of outstanding options decreased from $54.70 to $51.61, and the number of outstanding options increased insignificantly. For the 2012 special dividend, the average exercise price of outstanding options decreased from $57.04 to $53.31, and the number of outstanding options increased insignificantly. In addition, holders of unvested stock units that were held as of the record dates receive a make-whole payment equivalent to the dividend amounts upon vesting of the units. Accordingly, these make-whole payments were $1.7 million, $1.5 million and $0.8 million in 2014, 2013 and 2012, respectively. Payments were made for units that were outstanding at the time of dividends declared in earlier years. These changes resulted in no additional compensation expense.
Stock-Based Compensation
At January 2, 2015, there were 1.9 million shares reserved for issuance under all incentive plans.
Stock Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $10.6 million, $10.0 million and $10.8 million in 2014, 2013 and 2012, respectively.
Under the current stock incentive plans, we pay our non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, we include these units in our common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $1.9 million, $1.9 million and $1.8 million in 2014, 2013 and 2012, respectively.
The total fair value of stock units that vested was $11.7 million in 2014 and $12.2 million in both 2013 and 2012.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

(units in thousands)	Director Stock Units (a)	Weighted Average Grant Date Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Value (b)
Outstanding balance at December 30, 2011	250.2	$42.74	617.1	$48.16
Granted	30.7	59.60	163.9	69.12
Converted	(9.0)	43.47	(238.7)	43.51
Canceled	—	—	(24.1)	57.24
Outstanding balance at December 28, 2012	271.9	44.62	518.2	56.68
Granted	30.6	76.13	167.5	68.64
Converted	—	—	(213.6)	46.19
Canceled	—	—	(18.8)	66.63
Outstanding balance at January 3, 2014	302.5	47.81	453.3	65.64
Granted	20.3	93.26	126.8	106.90
Converted	(39.5)	45.82	(163.1)	59.92
Canceled	—	—	(11.9)	72.53
Outstanding balance at January 2, 2015	283.3	$51.42	405.1	$80.65

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

The weighted-average remaining contractual term for outstanding employee units is 2.1 years.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using our stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2014, 2013 and 2012 was $21.0 million, $14.6 million and $17.2 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2014, 2013 and 2012 was $60.7 million, $67.7 million and $49.5 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2014, 2013 and 2012 was $25.0 million, $27.1 million and $17.0 million, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not grant any stock options to employees during 2014. During 2013 and 2012, we granted stock options to employees with a grant-date fair market value of approximately $1.6 million and $1.5 million, respectively. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the stock option grants was estimated at the date of the grants using the Black-Scholes option pricing model with the following assumptions and resulting value:

	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2013 Grants	42.0%	1.1%	—	6.13 years	$28.57
2012 Grants	40.2%	1.2%	—	6.13 years	$28.04
Due to changes in the population of employees that receive options over the past several years together with changes in stock incentive plans (which have included a combination of restricted stock units as well as stock options), historical exercise behavior on previous grants does not provide a reasonable estimate for future exercise activity for employees who have been awarded stock options in the past three years. Therefore, the average expected term was calculated using the simplified method, as defined by U.S. GAAP, for estimating the expected term. Historical volatility was used to calculate the expected stock price volatility.
Our compensation expense associated with the stock options in 2014, 2013 and 2012 was $1.3 million, $1.7 million and $2.0 million, respectively. The total fair value of stock options that vested was $1.7 million, $2.0 million and $3.1 million in 2014, 2013 and 2012, respectively.

The following table summarizes the activity under the employee option plans:

(options in thousands)	Employee Options	Weighted-average Exercise Price
Balance at December 30, 2011	756.3	$49.26
Adjusted (a)	50.9	49.77
Granted	55.3	69.40
Exercised	(113.5)	31.10
Balance at December 28, 2012	749.0	50.14
Adjusted (a)	39.4	47.91
Granted	56.0	68.64
Exercised	(149.0)	54.17
Balance at January 3, 2014	695.4	47.93
Exercised	(162.4)	44.40
Balance at January 2, 2015	533.0	$49.00
Options exercisable at year-end:
2012 (a)	494.3	$45.90
2013 (a)	486.1	$43.62
2014	405.6	$44.65

(a)
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2013 and 2012. These changes resulted in no additional compensation expense.

The weighted-average remaining contractual term for options outstanding for 2014 was 6.0 years. The weighted-average remaining contractual term for options exercisable for 2014 was 5.2 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between our stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2014, 2013 and 2012 was $7.9 million, $2.8 million and $3.8 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2014, 2013 and 2012 was $20.9 million, $29.0 million and $19.0 million, respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2014, 2013 and 2012 was $17.7 million, $22.4 million and $8.3 million, respectively.
Summary of Non-Vested Shares
The following table summarizes the changes to the unvested stock options:

(shares in thousands)	Non-vested Shares (a)	Weighted-average Grant Date Fair Value
Balance at January 3, 2014	209.3	$23.69
Vested	(81.9)	20.35
Balance at January 2, 2015	127.4	$25.84

(a)	All unvested stock options are expected to vest.
As of January 2, 2015, there was $13.9 million and $1.4 million of total unrecognized compensation cost related to unvested stock units and options granted to employees, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 1.4 years, respectively.

NOTE 11. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products, OEM Supply fasteners and other small parts (“C” Class inventory components). We have identified Enterprise Cabling and Security Solutions (“ECS”), Electrical and Electronic Wire and Cable (“W&C”) and OEM Supply - Fasteners (“Fasteners”) as reportable segments. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant. No customer accounted for more than 3% of sales in 2014.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for 2014, 2013 and 2012 was as follows:

(In millions)
2014	ECS (a)	W&C	Fasteners	Corporate (b)	Total
Net Sales	$3,411.4	$2,095.6	$938.5	$—	$6,445.5
Operating income	176.4	145.4	39.1	—	360.9
Depreciation	12.5	7.5	4.0	—	24.0
Amortization of intangibles	4.9	5.7	1.1	—	11.7
Total assets	1,867.2	972.5	406.9	339.9	3,586.5
Capital expenditures	2.6	1.3	6.1	30.3	40.3

2013	ECS	W&C	Fasteners	Corporate (b)	Total
Net Sales	$3,174.5	$2,116.6	$935.4	$—	$6,226.5
Operating income	160.5	161.8	32.5	—	354.8
Depreciation	11.5	7.1	3.5	—	22.1
Amortization of intangibles	0.8	5.9	1.3	—	8.0
Total assets	1,220.0	938.3	413.9	283.7	2,855.9
Capital expenditures	2.1	1.0	4.9	24.2	32.2

2012	ECS	W&C	Fasteners	Corporate (b)	Total
Net Sales	$3,236.3	$2,111.2	$905.6	$—	$6,253.1
Operating income (c)	156.7	166.5	(29.9)	(10.8)	282.5
Depreciation	10.8	6.5	5.2	—	22.5
Amortization of intangibles	0.9	3.9	5.2	—	10.0
Total assets	1,272.4	997.9	461.6	352.1	3,084.0
Capital expenditures	4.1	1.1	5.3	23.7	34.2

(a)	At the end of the third quarter of 2014, we acquired Tri-Ed which is reported in the ECS business segments. For further information, see Note 2. "Business Combination" .

(b)	Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets.

(c)
In connection with our annual assessment of goodwill recoverability in the third quarter of 2012, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".

The items impacting operating income by segment are reflected in the tables below. All other items impacted consolidated results only and were not allocated to segments. In 2013, there were no items that significantly impacted operating income.

(In millions)	ECS	W&C	Fasteners	Corporate (a)	Total
2014 acquisition and integration costs	$(7.0)	$(0.2)	$(1.1)	$—	$(8.3)
Total of items impacting operating income in 2014	$(7.0)	$(0.2)	$(1.1)	$—	$(8.3)
2013 none	—	—	—	—	—
2012 impairment of goodwill and long-lived assets	$(0.3)	$(0.1)	$(37.3)	$(10.8)	$(48.5)
2012 post-retirement pension charges	(8.2)	(5.7)	(1.4)	—	(15.3)
2012 restructuring charge	(4.1)	(2.8)	(3.2)	—	(10.1)
2012 inventory lower-of-cost-or-market adjustment	—	—	(1.2)	—	(1.2)
Total of items impacting operating income in 2012	$(12.6)	$(8.6)	$(43.1)	$(10.8)	$(75.1)
(a) In connection with our annual assessment of goodwill recoverability in the third quarter, we recorded a non-cash impairment charge to write-off the goodwill of $10.8 million associated with our former European reporting unit. For further information, see Note 5. "Impairment of Goodwill and Long-lived Assets".

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

Geographic Information
We attribute foreign sales based on the location of the customer purchasing the product. In North America (United States and Canada), sales in the United States were $3,683.2 million, $3,529.7 million and $3,582.4 million in 2014, 2013 and 2012, respectively. Canadian sales were $770.3 million, $762.4 million and $816.7 million in 2014, 2013 and 2012, respectively. No other individual foreign country’s net sales within Europe or the Emerging Markets (Asia Pacific and Latin America) were material in 2014, 2013 and 2012. Our tangible long-lived assets primarily consist of $91.5 million of property and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to us.
The following table summarizes net sales and property and equipment and total assets by geographic areas for the years ended January 2, 2015, January 3, 2014 and December 28, 2012:

	Years Ended
(In millions)	January 2, 2015		January 3, 2014		December 28, 2012
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$4,453.5	69.1%	$4,292.1	69.0%	$4,399.1	70.4%
Europe	1,101.3	17.1%	1,097.3	17.6%	1,071.9	17.1%
Emerging Markets	890.7	13.8%	837.1	13.4%	782.1	12.5%
Net sales	$6,445.5	100.0%	$6,226.5	100.0%	$6,253.1	100.0%

(In millions)	January 2, 2015	January 3, 2014
Total assets
North America	$2,566.0	$1,865.5
Europe	439.3	443.5
Emerging Markets	581.2	546.9
Total assets	$3,586.5	$2,855.9

(In millions)	January 2, 2015	January 3, 2014
Net property and equipment
North America	$97.0	$79.6
Europe	17.2	17.1
Emerging Markets	6.8	7.3
Net property and equipment	$121.0	$104.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units from December 28, 2012 to January 2, 2015:

(In millions)	ECS	W&C	Fasteners	Total
Balance as of December 28, 2012	$164.1	$177.9	$—	$342.0
Acquisition related (a)	—	2.6	—	2.6
Foreign currency translation	(1.6)	(0.9)	—	(2.5)
Balance as of January 3, 2014	$162.5	$179.6	$—	$342.1
Acquisition related (b) (c)	243.4	1.4	—	244.8
Foreign currency translation	(2.5)	(2.1)	—	(4.6)
Balance as of January 2, 2015	$403.4	$178.9	$—	$582.3

(a)
In the second quarter of 2013, we recorded an immaterial reclassification adjustment between intangible assets and goodwill related to the purchase price allocation related to the acquisition of Jorvex.

(b)
In the first quarter of 2014, we recorded an immaterial reclassification adjustment between deferred tax liabilities and goodwill related to the purchase price allocation related to the acquisition of Jorvex.

(c)
At the end of the third quarter of 2014, we acquired all of the outstanding capital stock of Tri-Ed from Tri-NVS Holdings, LLC, an independent distributor of security and low-voltage technology products. We paid $418.4 million, net of cash acquired of $11.6 million and a favorable net asset adjustment of $2.3 million. The acquisition resulted in the allocation of $243.4 million of the purchase price to goodwill.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	January 2, 2015	January 3, 2014
Assets:
Current assets	$2,589.4	$2,275.1
Property, equipment and capital leases, net	131.5	115.6
Goodwill	582.3	342.1
Other assets	293.4	134.2
	$3,596.6	$2,867.0
Liabilities and Stockholder’s Equity:
Current liabilities	$1,030.1	$898.9
Subordinated notes payable to parent	1.5	1.0
Long-term debt	1,221.8	846.4
Other liabilities	212.4	93.0
Stockholder’s equity	1,130.8	1,027.7
	$3,596.6	$2,867.0
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	January 2, 2015	January 3, 2014	December 28, 2012
Net sales	$6,445.5	$6,226.5	$6,253.1
Operating income	$366.8	$360.7	$288.2
Income before income taxes	$299.5	$303.5	$235.2
Net income	$197.7	$204.9	$140.6
Comprehensive income	$86.3	$230.1	$174.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 2, 2015 and January 3, 2014. Our fiscal year includes 52 weeks in 2014 and 53 weeks in 2013. We have never paid ordinary cash dividends on our common stock. In 2013, we declared a special dividend of $5.00 per common share, or approximately $166.5 million, as a return of excess capital to shareholders and $164.2 million was paid on January 2, 2014 to shareholders of record on December 11, 2013. As of February 10, 2015, we had 1,896 shareholders of record.

(In millions, except per share amounts)	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Year ended January 2, 2015
Net sales	$1,523.8	$1,586.0	$1,666.6	$1,669.1
Cost of goods sold	1,170.2	1,223.1	1,288.0	1,295.8
Operating income	85.7	92.4	94.0	88.8
Income before income taxes	64.2	79.7	80.4	70.5
Net income	$47.4	$53.8	$52.5	$41.1
Income per share:
Basic	$1.44	$1.63	$1.59	$1.24
Diluted	$1.43	$1.61	$1.57	$1.23
Stock price range:
High	$115.84	$105.33	$103.47	$89.95
Low	$84.55	$92.79	$82.40	$75.81
Close	$99.06	$102.89	$85.41	$88.18

(a)
In the first quarter of 2014, we recorded foreign exchange losses due to the devaluation of the Venezuela bolivar and Argentina peso of $8.0 million, ($5.3 million, net of tax). In the first quarter of 2014, we recorded a net tax benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe.

(b)	In the second quarter of 2014, we recorded a net tax benefit of $2.0 million primarily related to the reversal of a deferred income tax valuation allowances in Europe.

(c)
In the third quarter of 2014, "Operating income" includes $5.7 million and "Income before income taxes" includes $0.3 million related to acquisition transaction and financing costs for Tri-Ed. For further information, see Note 2. "Business Combination". In the third quarter of 2014, we recorded a net tax benefit of $1.9 million primarily related to closing prior tax years partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that were capitalized for tax purposes.

(d)
In the fourth quarter of 2014, "Operating income" includes $1.6 million related to integration costs. In the fourth quarter of 2014, "Operating income" also includes $1.0 million related to acquisition transaction costs for Tri-Ed. For further information, see Note 2. "Business Combination".

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter
Year ended January 3, 2014
Net sales	$1,490.9	$1,579.5	$1,557.6	$1,598.5
Cost of goods sold	1,152.7	1,223.4	1,200.6	1,227.1
Operating income	81.0	85.8	92.4	95.6
Income before income taxes	65.4	70.8	79.5	80.5
Net income	$42.5	$46.1	$53.8	$58.1
Income per share:
Basic	$1.30	$1.41	$1.64	$1.77
Diluted	$1.27	$1.40	$1.62	$1.75
Stock price range:
High	$71.43	$78.22	$89.61	$92.46
Low	$62.00	$64.94	$75.15	$80.26
Close	$66.13	$71.71	$82.38	$89.61

(a)
In the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax).

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. SUBSEQUENT EVENTS

On February 9, 2015, our Board of Directors approved the disposition of our Fasteners business.  On February 11, 2015, the Company, through its wholly-owned subsidiary Anixter Inc., entered into a definitive Asset Purchase Agreement with American Industrial Partners (“AIP”) to sell its Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions and regulatory approval. Following the transaction, we will have a sharper strategic focus on our core ECS and W&C segments, additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions, and allow us to continue to deliver long-term value to our shareholders.

AIP has also offered to acquire the portion of the Fasteners business in France that has historically supported Fasteners’ global business.

Beginning in the first quarter of 2015, the assets and liabilities of the Fasteners business will be classified as “Assets Held for Sale” and we will present the assets, liabilities, and operating results of the Fasteners business as “Discontinued Operations” in our Consolidated Financial Statements. Accordingly, all prior periods will be revised to reflect this classification. Upon closing of the transaction, we expect to record a gain on the sale, net of taxes.

Further, in connection with the disposition, we will no longer be permanently reinvested as to its non-U.S. Fastener business.  Specifically, following the disposition of this segment, we intend to repatriate to the U.S. some, or all, of the after-tax proceeds attributable to the non-U.S. Fastener business.

As stated in Note 8. "Income Taxes", as of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the Board of Directors’ approval of the disposition of the Fasteners business, we will no longer be permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intend to repatriate to the U.S. some, or all, of the net proceeds attributable to the sale of the non-U.S. Fasteners business.  Our first quarter 2015 results will include, as a component of discontinued operations, the tax impact of this change in our permanent reinvestment assertion.  The impact of this change in our permanent reinvestment assertion, based on enacted tax laws and applicable tax treaties, may be up to approximately $40.0 million, including approximately $29.4 million in U.S. federal and state income taxes and approximately $10.6 million in various foreign withholding taxes.  We are continuing to evaluate alternative options which may result in continued reinvestment of a portion of the earnings of the non-U.S. Fasteners businesses and, thereby, reduce the tax impact of the change in our reinvestment assertion.

In February 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas [Marginal Exchange System] (“SIMADI”) a “completely free floating” rate. As a result, we believe that the current rate of approximately 170 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela. We currently estimate the impact of this devaluation approximates a pre-tax foreign exchange loss of $0.6 million and will be recorded in our Consolidated Statements of Income in the first quarter of 2015. Our remaining exposure related to any further devaluation of the bolivar is immaterial.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of January 2, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2015.
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tri-Northern Acquisition Holdings, Inc. and subsidiaries (“Tri-Ed”), which is included in our fiscal 2014 consolidated financial statements from the date of acquisition. Tri-Ed constituted $377.3 million and $198.5 million of total and net assets, respectively, as of January 2, 2015 and $176.0 million and $6.4 million of net sales and operating income, respectively, for the year then ended.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and our internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Anixter International Inc.:
We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2015, and our report dated February 17, 2015, expressed an unqualified opinion thereon.
As indicated in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tri-Northern Acquisitions Holdings, Inc. and subsidiaries (“Tri-Ed”), which is included in the Company’s fiscal 2014 consolidated financial statements, and constituted $377.3 million and $198.5 million of total and net assets, respectively, as of January 2, 2015 and $176.0 million and $6.4 million of net sales and operating income, respectively, for the year then ended. Our audit of the Company’s internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Tri-Ed.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2015

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders — “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders — “Report of the Compensation Committee.” “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders — “Security Ownership of Management,” “Security Ownership of Principal Stockholders” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2015 Annual Meeting of the Stockholders — “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders — “Independent Registered Public Accounting Firm and their Fees.”

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

(2) Financial Statement Schedules.
The following financial statement schedules of Anixter International Inc. are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Anixter International Inc.:

Page
I. Condensed financial information of registrant	83
II. Valuation and qualifying accounts and reserves	87
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

4.3
Second Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of September 23, 2014, with respect to 5.125% Senior Notes due 2021. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 23, 2014, Exhibit 4.1).

4.4
Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated September 6, 1996. (Incorporated by reference to Exhibit 4.1 to the Anixter International Inc. Registration Statement on Form S-3, file number 333-121428).

4.5
First Supplemental Indenture by and among Anixter Inc., Anixter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Debt Securities and Guarantees dated as of February 24, 2005. (Incorporated by reference to Exhibit 99.3 to the Anixter International Inc. Current Report on Form 8-K filed February 25, 2005, file number 001-10212).

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

Exhibit No.	Description of Exhibit
10.9*	Anixter International Inc. 1996 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.26).

10.10*	Stock Option Terms. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.27).

10.11*	Stock Option Terms. (Effective February 17, 2010). (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 1, 2010, Exhibit 10.12).

10.12*	Anixter Inc. Amended and Restated Excess Benefit Plan, effective January 1, 2014.

10.13*
Forms of Anixter Stock Option, Stockholder Agreement and Stock Option Plan. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.29).

10.14*
Anixter Inc. Deferred Compensation Plan, 2014 Restatement, effective January 1, 2014. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 3, 2014, Exhibit 10.14).

10.15*	(a) Anixter International Inc. 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).

(b) First Amendment to the Anixter International Inc. 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 10, 2014, Exhibit 10.1).

10.16*	(a) Anixter International Inc. 2010 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-3 of the Company’s Proxy Statement filed on April 8, 2010).

(b) First Amendment to the Anixter International Inc. 2010 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 10, 2014, Exhibit 10.2).

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

Exhibit No.	Description of Exhibit
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

(c) Second Amendment and Incremental Facility Agreement to Five-Year Revolving Credit Agreement dated August 27, 2014, among Anixter Inc., Wells Fargo Bank, National Association, as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 28, 2014, Exhibit 10.1).

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

Exhibit No.	Description of Exhibit
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

(c) Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, dated as of May 30, 2014, among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC), as a conduit, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (“J.P. Morgan”), as managing agents, and J.P. Morgan, as agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 5, 2014, Exhibit 10.1).

(d) Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2014, among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC), as a conduit, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (“J.P. Morgan”), as managing agents, and J.P. Morgan, as agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 28, 2014, Exhibit 10.2).

10.27*	Anixter International Inc. 2014 Management Incentive Plan. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 29, 2014, Exhibit 10.1).

10.28*	Anixter International Inc. Change in Control Severance Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 10, 2014, Exhibit 10.3).

10.29
Stock Purchase Agreement by and among Tri-NVS Holdings, LLC, Tri-Northern Acquisitions Holdings, LLC and Anixter Inc. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2014, Exhibit 10.1).

(21) Subsidiaries of the Registrant.

21.1	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24) Power of attorney.

24.1
Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert J. Eck, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Stuart M. Sloan, Scott R. Peppet and Samuel Zell.

Exhibit No.	Description of Exhibit
(31) Rule 13a — 14(a) /15d — 14(a) Certifications.

31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 Certifications.

32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Extensible Business Reporting Language.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, (ii) the Consolidated Balance Sheets at January 2, 2015 and January 3, 2014, (iii) the Consolidated Statements of Cash Flows for fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended January 2, 2015, January 3, 2014 and December 28, 2012, and (v) Notes to Consolidated Financial Statements for fiscal year ended January 2, 2015.
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
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	January 2, 2015	January 3, 2014	December 28, 2012
Operating loss	$(4.4)	$(4.3)	$(4.3)
Other income (expense):
Interest income (expense), including intercompany	4.8	2.1	(16.8)
Income (loss) before income taxes and equity in earnings of subsidiaries	0.4	(2.2)	(21.1)
Income tax expense (benefit)	0.1	(0.8)	(8.0)
Income (loss) before equity in earnings of subsidiaries	0.3	(1.4)	(13.1)
Equity in earnings of subsidiaries	194.5	201.9	137.9
Net income	$194.8	$200.5	$124.8
Comprehensive income	$83.4	$225.7	$158.5
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	January 2, 2015	January 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1
Other assets	0.5	0.5
Total current assets	0.5	0.6
Other assets (primarily investment in and advances to subsidiaries)	1,137.0	1,031.1
	$1,137.5	$1,031.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$1.5	$2.2
Other non-current liabilities	3.0	2.1
Total liabilities	4.5	4.3
Stockholders’ equity:
Common stock	33.1	32.9
Capital surplus	238.2	216.3
Retained earnings	999.7	804.8
Accumulated other comprehensive loss	(138.0)	(26.6)
Total stockholders’ equity	1,133.0	1,027.4
	$1,137.5	$1,031.7
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended
	January 2, 2015	January 3, 2014	December 28, 2012
(In millions)
Operating activities:
Net income	$194.8	$200.5	$124.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(194.5)	(201.9)	(137.9)
Dividend from subsidiary	2.4	491.7	207.7
Stock-based compensation	1.9	1.9	1.8
Income tax expense (benefit)	0.1	(0.8)	(8.0)
Intercompany transactions	(9.8)	(11.5)	(10.5)
Accretion of debt discount	—	2.2	17.4
Amortization of deferred financing costs	—	0.1	0.9
Changes in assets and liabilities, net	—	0.3	—
Net cash (used in) provided by operating activities	(5.1)	482.5	196.2
Investing activities	—	—	—
Financing activities:
Proceeds from stock options exercised	7.2	8.1	3.4
Loans (to) from subsidiaries, net	(0.5)	(6.0)	11.0
Retirement of Notes due 2013	—	(300.0)	—
Payment of special cash dividend	—	(165.7)	(151.4)
Payments for repurchase of warrants	—	(19.2)	—
Purchases of common stock for treasury	—	—	(59.2)
Other, net	(1.7)	—	—
Net cash provided by (used in) financing activities	5.0	(482.8)	(196.2)
Decrease in cash and cash equivalents	(0.1)	(0.3)	—
Cash and cash equivalents at beginning of year	0.1	0.4	0.4
Cash and cash equivalents at end of year	$—	$0.1	$0.4
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

NOTE TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note A — Basis of Presentation
In the parent company condensed financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Our share of net income of our unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with our consolidated financial statements. See Note 6. "Debt" for details on dividend restrictions from Anixter Inc. to the parent company.

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended January 2, 2015, January 3, 2014 and December 28, 2012

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended January 2, 2015:
Allowance for doubtful accounts	$16.8	$12.0	$11.7	$(13.8)	$26.7
Allowance for deferred tax asset	$21.9	$(9.2)	$(0.8)	$—	$11.9
Year ended January 3, 2014:
Allowance for doubtful accounts	$21.4	$10.4	$(3.1)	$(11.9)	$16.8
Allowance for deferred tax asset	$22.2	$0.3	$(0.6)	$—	$21.9
Year ended December 28, 2012:
Allowance for doubtful accounts	$19.5	$7.5	$2.1	$(7.7)	$21.4
Allowance for deferred tax asset	$20.3	$0.5	$1.4	$—	$22.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 17, 2015.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2015
Robert J. Eck

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 17, 2015
Theodore A. Dosch

/s/ Terrance A. Faber	Senior Vice President — Controller (Principal Accounting Officer)	February 17, 2015
Terrance A. Faber

/s/ Lord James Blyth*	Director	February 17, 2015
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 17, 2015
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 17, 2015
Linda Walker Bynoe

/s/ Robert J. Eck	Director	February 17, 2015
Robert J. Eck

/s/ Robert W. Grubbs*	Director	February 17, 2015
Robert W. Grubbs

/s/ F. Philip Handy*	Director	February 17, 2015
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 17, 2015
Melvyn N. Klein

/s/ George Muñoz*	Director	February 17, 2015
George Muñoz

/s/ Scott R. Peppet*	Director	February 17, 2015
Scott R. Peppet

/s/ Stuart M. Sloan*	Director	February 17, 2015
Stuart M. Sloan

/s/ Samuel Zell*	Director	February 17, 2015
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated