Form 10-Q
period 2015-04-03
ANIXTER INTERNATIONAL INC
filed 2015-04-28
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 21, 2015, 32,954,880 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	April 3, 2015	April 4, 2014
(In millions, except per share amounts)		As Adjusted (See Note 2)
Net sales	$1,385.1	$1,274.3
Cost of goods sold	1,075.8	982.5
Gross profit	309.3	291.8
Operating expenses	250.0	221.8
Operating income	59.3	70.0
Other expense:
Interest expense	(14.2)	(10.1)
Other, net	(4.0)	(9.7)
Income from continuing operations before income taxes	41.1	50.2
Income tax expense from continuing operations	14.6	12.5
Net income from continuing operations	26.5	37.7
Income from discontinued operations before income taxes	11.2	14.0
Income tax expense from discontinued operations	18.6	4.3
Net (loss) income from discontinued operations	(7.4)	9.7
Net income	$19.1	$47.4
Income per share:
Basic:
Continuing operations	$0.80	$1.15
Discontinued operations	(0.22)	0.29
Net income	$0.58	$1.44
Diluted:
Continuing operations	$0.79	$1.13
Discontinued operations	(0.22)	0.30
Net income	$0.57	$1.43
Basic weighted-average common shares outstanding	33.2	32.9
Effect of dilutive securities:
Stock options and units	0.2	0.4
Diluted weighted-average common shares outstanding	33.4	33.3

Net income	$19.1	$47.4
Other comprehensive loss:
Foreign currency translation	$(41.0)	$(6.4)
Changes in unrealized pension cost, net of tax	0.9	(0.2)
Changes in fair market value of derivatives	(0.1)	—
Other comprehensive loss	(40.2)	(6.6)
Comprehensive (loss) income	$(21.1)	$40.8

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2015	January 2, 2015
(In millions, except share and per share amounts)		As Adjusted (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$101.2	$92.0
Accounts receivable (Includes $480.7 and $548.5 at April 3, 2015 and January 2, 2015, respectively, associated with securitization facility)	1,109.4	1,171.0
Inventories	839.0	859.0
Deferred income taxes	33.4	33.7
Other current assets	51.5	54.9
Current assets held for sale	419.1	379.2
Total current assets	2,553.6	2,589.8
Property and equipment, at cost	308.3	305.3
Accumulated depreciation	(200.7)	(201.1)
Net property and equipment	107.6	104.2
Goodwill	577.1	582.3
Other assets	270.9	282.5
Long-term assets held for sale	—	27.7
Total assets	$3,509.2	$3,586.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682.5	$738.5
Accrued expenses	169.7	183.2
Current liabilities held for sale	131.8	108.8
Total current liabilities	984.0	1,030.5
Long-term debt (Includes $190.0 and $65.0 at April 3, 2015 and January 2, 2015, respectively, associated with securitization facility)	1,202.0	1,207.7
Other liabilities	208.7	215.1
Long-term liabilities held for sale	—	0.2
Total liabilities	2,394.7	2,453.5
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,238,071 and 33,141,950 shares issued and outstanding at April 3, 2015 and January 2, 2015, respectively	33.2	33.1
Capital surplus	240.6	238.2
Retained earnings	1,018.9	999.7
Accumulated other comprehensive (loss) income:
Foreign currency translation	(100.1)	(59.1)
Unrecognized pension liability, net	(78.1)	(79.0)
Unrealized gain on derivatives, net	—	0.1
Total accumulated other comprehensive loss	(178.2)	(138.0)
Total stockholders’ equity	1,114.5	1,133.0
Total liabilities and stockholders’ equity	$3,509.2	$3,586.5

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2015	April 4, 2014
(In millions)
Operating activities:
Net income	$19.1	$47.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.1	5.6
Amortization of intangible assets	5.4	2.0
Stock-based compensation	3.6	3.3
Accretion of debt discount	0.4	0.3
Amortization of deferred financing costs	0.4	0.4
Deferred income taxes	—	(3.8)
Excess income tax benefit from employee stock plans	(0.4)	(2.7)
Pension plan contributions	(4.8)	(4.7)
Pension plan expenses	2.9	1.0
Changes in current assets and liabilities, net	(15.5)	(41.1)
Other, net	0.8	0.3
Net cash provided by operating activities	18.0	8.0
Investing activities:
Capital expenditures, net	(10.9)	(9.0)
Other	2.3	—
Net cash used in investing activities	(8.6)	(9.0)
Financing activities:
Proceeds from borrowings	346.8	330.4
Repayments of borrowings	(151.5)	(263.6)
Retirement of Notes due 2015	(200.0)	—
Repayment of term loan	(1.3)	—
Excess income tax benefit from employee stock plans	0.4	2.7
Retirement of Notes due 2014	—	(32.3)
Proceeds from stock options exercised	—	0.5
Other	(1.0)	(1.7)
Net cash (used in) provided by financing activities	(6.6)	36.0
Increase in cash and cash equivalents	2.8	35.0
Effect of exchange rate changes on cash balances	6.4	(2.5)
Cash and cash equivalents at beginning of period	92.0	57.3
Cash and cash equivalents at end of period	$101.2	$89.8

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

Recently issued and adopted accounting pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity's operations and financial results. The guidance is effective for entities with annual periods beginning on or after December 15, 2014. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups held for sale. We adopted this guidance in the first quarter of fiscal year 2015. See Note 2. "Discontinued Operations" for applicable disclosures.

Recently issued accounting pronouncements not yet adopted: On April 15, 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on our financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on our financial statements.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other, net: The following represents the components of “Other, net” as reflected in the Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended
(In millions)	April 3, 2015	April 4, 2014
Other, net:
Foreign exchange	$(3.6)	$(1.4)
Foreign exchange devaluations	(0.7)	(8.0)
Cash surrender value of life insurance policies	0.6	0.3
Other	(0.3)	(0.6)
Total other, net	$(4.0)	$(9.7)
In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency (“SICAD”) rate of 49.0 bolivars to one U.S. Dollar (“USD”) to repatriate cash from Venezuela. In the first quarter of 2014, the Argentine peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System (“SIMADI”) a “completely free floating” rate. As a result, we believe that the current rate of approximately 190.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in “Other, net” in the Condensed Consolidated Statements of Comprehensive (Loss) Income.
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At April 3, 2015 and January 2, 2015, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in “Other, net” in the Condensed Consolidated Statements of Comprehensive (Loss) Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At April 3, 2015 and January 2, 2015, the gross notional amount of foreign currency forward contracts outstanding was approximately $213.4 million and $222.9 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at April 3, 2015 and January 2, 2015, the net notional amount of the foreign currency forward contracts outstanding was approximately $98.6 million and $121.9 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive (loss) income: We accumulated unrealized gains and losses in “Accumulated other comprehensive (loss) income ” (“AOCI”) which are also reported in "Other comprehensive loss" on the Condensed Consolidated Statement of Comprehensive (Loss) Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 6. "Pension Plans" for pension related amounts reclassified into net income.

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

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners (“AIP”) to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions and regulatory approval. Following the transaction, we intend to have a sharper strategic focus on our core Enterprise Cabling and Security Solutions (“ECS”) and Electrical and Electronic Wire and Cable (“W&C”) segments and believe this transaction will provide additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.

Beginning in the first quarter of 2015, the assets and liabilities of the Fasteners business are classified as “Assets Held for Sale” and the operating results of the Fasteners business are presented as “Discontinued Operations” in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification. Upon closing of the transaction, we expect to record a gain on the sale, net of taxes.

We allocated interest costs to discontinued operations as a result of the anticipated sale of the Fasteners business. The allocated interest costs were $0.5 million and $1.1 million in the first quarter of 2015 and 2014, respectively, and represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the respective periods. The methodology is consistent with the interest costs we expect to incur after the sale of the Fasteners business.

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Comprehensive (Loss) Income:

(In millions)	April 3, 2015	April 4, 2014
Net sales	$249.4	$249.5
Operating income	$11.9	$15.7
Income from discontinued operations before income taxes	$11.2	$14.0
Income tax expense from discontinued operations	$18.6	$4.3
Net (loss) income from discontinued operations	$(7.4)	$9.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As reflected on our Condensed Consolidated Balance Sheets as of April 3, 2015 and January 2, 2015, the components of assets and liabilities of the Fasteners businesses classified as "Assets held for sale" and "Liabilities held for sale" are as follows:

(In millions)	April 3, 2015	January 2, 2015
Assets held for sale:
Accounts receivable	$177.4	$158.2
Inventories	208.5	213.8
Net property and equipment	16.8	16.8
Other assets	16.4	18.1
Total assets held for sale	$419.1	$406.9

Liabilities held for sale:
Accounts payable	$114.0	$92.8
Accrued expenses	17.6	16.0
Other liabilities	0.2	0.2
Total liabilities held for sale	$131.8	$109.0

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows:

(In millions)	April 3, 2015	April 4, 2014
Depreciation	$1.0	$0.9
Amortization	$0.3	$0.3
Stock-based compensation	$0.3	$0.3
Capital expenditures	$1.1	$2.5

NOTE 3. BUSINESS COMBINATION
On September 17, 2014, we acquired 100% of the outstanding capital stock of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”), a leading independent distributor of security and low-voltage technology products, from Tri-NVS Holdings, LLC for $418.4 million (net of cash acquired of $11.6 million and a favorable net working capital adjustment of $2.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable securitization facility, available cash and the $200.0 million term loan. A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes was used to repay certain incurred borrowings to finance the Tri-Ed acquisition.
The acquisition of Tri-Ed presents a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary product lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end market at an attractive point in the recovery cycle as well as security integrators and dealers we do not currently service.

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

(In millions)
Cash	$11.6
Current assets, net	203.9
Property and equipment	2.7
Goodwill	243.4
Intangible assets	166.8
Current liabilities	(144.6)
Non-current liabilities	(56.1)
Total purchase price	$427.7
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

The following unaudited pro forma information shows our results of operations as if the acquisition of Tri-Ed had been completed as of the beginning of fiscal 2014. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing of the business combination, depreciation and amortization of tangible and intangible assets recognized as part of the business combination, related income taxes and various other costs which would not have been incurred had we and Tri-Ed operated as a combined entity (i.e., management fees paid by Tri-Ed to its former owners).

Three Months Ended
(In millions, except per share amounts)	April 4, 2014
Net sales	$1,416.1
Net income from continuing operations	$37.9
Income per share from continuing operations:
Basic	$1.15
Diluted	$1.14

Since the date of acquisition, the Tri-Ed results are reflected in our Condensed Consolidated Financial Statements. For 2015, Tri-Ed added approximately $150.9 million of revenue and $5.5 million in operating income, to our consolidated results.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES
The income tax provision from continuing operations for the first quarter of 2015 was $14.6 million compared to $12.5 million in the corresponding period of last year. Our first quarter 2015 income tax provision differs from our first quarter 2014 income tax provision as a result of a net tax benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe recorded in the first quarter 2014 and a change in our worldwide country mix of income. Our effective tax rate for the first quarter of 2015 was 35.6% compared to 24.9% in the prior year period. Our first quarter 2015 effective tax rate differs from the U.S. federal statutory rate primarily as a result of U.S. state taxes and our worldwide country mix of income.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of our Board of Directors’ approval of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intend to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Our first quarter 2015 results include, as a component of discontinued operations, $15.2 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

NOTE 5. DEBT
Debt is summarized below:

(In millions)	April 3, 2015	January 2, 2015
Long-term debt:
Senior notes due 2021	$394.4	$394.2
Senior notes due 2019	346.1	345.9
Term loan	197.5	198.8
Accounts receivable securitization facility	190.0	65.0
Revolving lines of credit	70.0	—
Senior notes due 2015	—	200.0
Other	4.0	3.8
Total long-term debt	$1,202.0	$1,207.7
At April 3, 2015, our total carrying value and estimated fair value of debt outstanding was $1,202.0 million and $1,251.1 million, respectively. This compares to a carrying value and estimated fair value at January 2, 2015 of $1,207.7 million and $1,243.8 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.6% and 4.8% for the three months ended April 3, 2015 and April 4, 2014, respectively.

Retirement of Debt
In the first quarter of 2015, we retired our 5.95% Senior notes due 2015 upon maturity for $200.0 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
In the first quarter of 2014, we retired our 10% Senior notes due 2014 upon maturity for $32.3 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Securitization Program
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation (“ARC”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of April 3, 2015 and January 2, 2015, $480.7 million and $548.5 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

NOTE 6. PENSION PLANS
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
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Service cost	$1.3	$1.2	$1.7	$1.5	$3.0	$2.7
Interest cost	2.6	2.6	2.3	2.7	4.9	5.3
Expected return on plan assets	(3.5)	(3.5)	(2.6)	(3.2)	(6.1)	(6.7)
Net amortization (a)	0.4	(0.6)	0.7	0.3	1.1	(0.3)
Net periodic cost (benefit)	$0.8	$(0.3)	$2.1	$1.3	$2.9	$1.0
(a) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2015	January 2, 2015
(In millions)		As Adjusted (see Note 2)
Assets:
Current assets	$2,133.4	$2,210.2
Current assets held for sale	419.1	379.2
Property, equipment and capital leases, net	117.8	114.7
Goodwill	577.1	582.3
Other assets	270.9	282.5
Long-term assets held for sale	—	27.7
	$3,518.3	$3,596.6
Liabilities and Stockholder’s Equity:
Current liabilities	$852.6	$921.3
Current liabilities held for sale	131.8	108.8
Subordinated notes payable to parent	—	1.5
Long-term debt	1,215.7	1,221.8
Other liabilities	206.2	212.2
Long-term liabilities held for sale	—	0.2
Stockholder’s equity	1,112.0	1,130.8
	$3,518.3	$3,596.6

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	April 3, 2015	April 4, 2014
(In millions)		As Adjusted (see Note 2)
Net sales	$1,385.1	$1,274.3
Operating income	$60.8	$71.3
Income from continuing operations before income taxes	$42.4	$51.3
Net (loss) income from discontinued operations	$(7.4)	$9.7
Net income	$20.0	$48.2
Comprehensive (loss) income	$(20.2)	$41.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCKHOLDERS' EQUITY
At the end of the first quarter of 2015, there were 1.7 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the three months ended April 3, 2015, we granted 178,576 stock units to employees, with a weighted-average grant-date fair value of $14.1 million. During the three months ended April 3, 2015, we granted directors 6,745 stock units, with a weighted-average grant-date fair value of $0.5 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2015 and 2014, the antidilutive stock options and units were immaterial.

NOTE 9. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of April 3, 2015, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 10. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions and electrical and electronic wire and cable products. We have identified Enterprise Cabling and Security Solutions (“ECS”) and Electrical and Electronic Wire and Cable (“W&C”) as reportable segments. As discussed in Note 2. "Discontinued Operations", beginning in the first quarter of 2015, the Fasteners segment has been classified as "Discontinued Operations" for all periods. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses are reported in the corporate segment as they historically had been allocated to the Fasteners segment but are not considered directly related to the discontinued operations. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three months ended April 3, 2015 and April 4, 2014 are as follows:

(In millions)
First Quarter of 2015	ECS	W&C	Corporate	Total
Net sales	$915.8	$469.3	$—	$1,385.1
Operating income	$36.3	$26.2	$(3.2)	$59.3

First Quarter of 2014 (As Adjusted, see Note 2)	ECS	W&C	Corporate	Total
Net sales	$776.8	$497.5	$—	$1,274.3
Operating income	$37.6	$35.3	$(2.9)	$70.0

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the three months ended April 3, 2015:

(In millions)	ECS	W&C	Total
Balance at January 2, 2015	$403.4	$178.9	$582.3
Foreign currency translation	(4.4)	(0.8)	(5.2)
Balance at April 3, 2015	$399.0	$178.1	$577.1

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three months ended April 3, 2015 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under “Condensed Consolidated Financial Statements” and our Annual Report on Form 10-K for the year ended January 2, 2015.
First Quarter 2015 and 2014 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	April 3, 2015	April 4, 2014
		As Adjusted (See Note 2)
Net sales	$1,385.1	$1,274.3
Gross profit	309.3	291.8
Operating expenses	250.0	221.8
Operating income	59.3	70.0
Other expense:
Interest expense	(14.2)	(10.1)
Other, net	(4.0)	(9.7)
Income from continuing operations before income taxes	41.1	50.2
Income tax expense from continuing operations	14.6	12.5
Net income from continuing operations	26.5	37.7
Net (loss) income from discontinued operations	(7.4)	9.7
Net income	$19.1	$47.4
Diluted income per share:
Continuing operations	$0.79	$1.13
Discontinued operations	(0.22)	0.30
Net income	$0.57	$1.43
Executive Overview
Looking ahead, we expect the positive trends in our security business to continue, and currently believe that improved market conditions in our network infrastructure business that began in late 2014 will persist. While our Electrical and Electronic Wire and Cable (“W&C”) business delivered sales that were below our expectations, we saw the margin stabilization in the business. As we move into the second quarter of 2015, we believe that the full year organic sales growth from continuing operations will be in the 0%-4% range.
While we delivered strong growth in sales and profits in our security business, overall the quarter was challenging. Enterprise Cabling and Security Solutions (“ECS”), our largest segment, delivered its third consecutive quarter of strong revenue performance; however, operating performance was negatively impacted by competitive margin pressure. While margin was solid in our W&C segment, our sales growth was negatively affected by copper and slower industrial growth, especially related to the oil and gas sector in Canada. From a geographic perspective, we delivered our strongest organic growth in the U.S.; however, North America was significantly impacted by the weaker Canadian macro environment. We made significant strategic progress in the quarter as we began to sharpen our focus on our cabling and security businesses and improve the return on capital. As part of this effort, the announced sale of our OEM Supply - Fasteners ("Fasteners") segment enables us to better direct resources toward areas that will maximize shareholder value in both the near term and the long term.
Additional highlights of the quarter included:

•Announced the sale of the Fasteners segment for $380.0 million;
•Record first quarter sales of $1,385.1 million, up 8.7%, reflecting 2.2% organic growth;
•Record ECS security sales of $375.9 million, up 72.6%, reflecting 6.5% organic growth.

ANIXTER INTERNATIONAL INC.

Acquisition of Business
On September 17, 2014, we acquired all of the outstanding shares of Tri-Northern Acquisition Holdings, Inc. (“Tri-Ed”), a leading independent distributor of security and low-voltage technology products headquartered in Woodbury, NY. The acquisition of Tri-Ed offers a strategic opportunity for us and our security business, consistent with our goal of creating a leading global security platform. Through expanding our offering into highly complementary products lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end-market at an attractive point in the recovery cycle as well as to security integrators and dealers we do not currently service.
We acquired 100% of the outstanding capital stock of Tri-Ed for $418.4 million (net of cash acquired of $11.6 million and a favorable net assets adjustment of $2.3 million). The acquisition was financed using borrowings under our 5-year senior unsecured revolving credit agreement, our accounts receivable securitization facility, available cash and a $200.0 million term loan ("Term Loan"). A portion of the proceeds from the subsequent issuance of $400.0 million principal amount of senior notes ("Notes due 2021") was used to repay certain incurred borrowings to finance the Tri-Ed acquisition. The acquisition resulted in the preliminary allocation of $243.4 million to goodwill and $166.8 million to intangible assets. The allocation of the adjusted purchase price will be finalized when valuations of tangible and intangible assets acquired and related deferred tax liabilities are completed during 2015.
Disposition of Business

On February 9, 2015, our Board of Directors approved the disposition of the Fasteners business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners (“AIP”) to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. The transaction is expected to close during the second quarter of 2015, subject to customary closing conditions and regulatory approval. Following the transaction, we intend to have a sharper strategic focus on our core ECS and W&C segments and believe this transaction will provide additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.

Beginning in the first quarter of 2015, the assets and liabilities of the Fasteners business are classified as “Assets Held for Sale” and the operating results of the Fasteners business are presented as “Discontinued Operations” in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification. Upon closing of the transaction, we expect to record a gain on the sale, net of taxes. See Note 2. "Discontinued Operations" for further information.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) , this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Beginning in 2015, we calculate the year-over-year organic sales growth impact relating to the Tri-Ed acquisition by including the 2014 results with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been achieved. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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

ANIXTER INTERNATIONAL INC.

In the first quarter of 2015, we recorded $0.7 million ($0.4 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar. In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded a net tax benefit of $4.9 million in the first quarter of 2014 primarily related to the reversal of deferred income tax valuation allowances in Europe. The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended April 3, 2015 and April 4, 2014:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended
	April 3, 2015	April 4, 2014
	Favorable / (Unfavorable)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	(0.7)	(8.0)
Total of items impacting other expenses	$(0.7)	$(8.0)
Total of items impacting pre-tax income	$(0.7)	$(8.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	0.3	2.7
Primarily reversal of deferred income tax valuation allowances	—	4.9
Total of items impacting income taxes	$0.3	$7.6
Net income impact of these items	$(0.4)	$(0.4)
Diluted EPS impact of these items	$(0.02)	$(0.01)

In 2015 and 2014, there were no items that significantly impacted operating income. All other items impacted consolidated results only and were not allocated to segments.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	April 3, 2015	April 4, 2014
Reconciliation to most directly comparable GAAP financial measure:		As Adjusted (See Note 2)
Net income from continuing operations - Non-GAAP	$26.9	$38.1
Items impacting net income from continuing operations	(0.4)	(0.4)
Net income from continuing operations - GAAP	$26.5	$37.7

Diluted EPS from continuing operations – Non-GAAP	$0.81	$1.14
Diluted EPS impact of these items from continuing operations	(0.02)	(0.01)
Diluted EPS from continuing operations – GAAP	$0.79	$1.13
The Tri-Ed acquisition was accounted for as a purchase and its respective results of operations are included in the Condensed Consolidated Financial Statements from the date of the acquisition. Had this acquisition occurred at the beginning of fiscal 2014, our 2014 pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been $1,416.1 million, $37.9 million, and $1.14, respectively, as compared to reported results of $1,274.3 million, $37.7 million, and $1.13, respectively. Excluding the net loss from the devaluation of foreign currencies of $5.3 million and the favorable impact of items impacting income taxes of $4.9 million as described above, the 2014 pro forma diluted income per share from continuing operations would have been $1.15, as compared to the non-GAAP diluted earnings per share from continuing operations of $1.14 in the reconciliation above. For further pro forma information regarding Tri-Ed, refer to Note 3. "Business Combination".

ANIXTER INTERNATIONAL INC.

Net Sales

First Quarter 2015 Sales Growth Trends
	Q1 2015				Q1 2014
		Foreign						Organic
	As	Exchange	Copper	As	As	Acquisition	Pro	Growth /
($ millions)	Reported	Impact	Impact	Adjusted	Reported	Impact	Forma	(Decline)
ECS					As Adjusted (See Note 2)
North America	$720.2	$10.9	$—	$731.1	$568.6	$140.9	$709.5	3.0%
Europe	83.4	10.7	—	94.1	83.6	—	83.6	12.5%
Emerging Markets	112.2	6.3	—	118.5	124.6	0.9	125.5	(5.5)%
ECS	$915.8	$27.9	$—	$943.7	$776.8	$141.8	$918.6	2.7%

W&C
North America	$339.8	$9.9	$13.7	$363.4	$350.8	$—	$350.8	3.6%
Europe	71.6	7.1	0.8	79.5	82.6	—	82.6	(3.7)%
Emerging Markets	57.9	1.6	1.3	60.8	64.1	—	64.1	(5.4)%
W&C	$469.3	$18.6	$15.8	$503.7	$497.5	$—	$497.5	1.2%

Total	$1,385.1	$46.5	$15.8	$1,447.4	$1,274.3	$141.8	$1,416.1	2.2%

Geographic Sales
North America	$1,060.0	$20.8	$13.7	$1,094.5	$919.4	$140.9	$1,060.3	3.2%
Europe	155.0	17.8	0.8	173.6	166.2	—	166.2	4.4%
Emerging Markets	170.1	7.9	1.3	179.3	188.7	0.9	189.6	(5.5)%
Total	$1,385.1	$46.5	$15.8	$1,447.4	$1,274.3	$141.8	$1,416.1	2.2%

ECS – Sales of $915.8 million compares to $776.8 million in the prior year period and $918.6 million in the prior year period including Tri-Ed sales on a pro forma basis. Excluding the $27.9 million unfavorable impact from foreign exchange, organic sales increased 2.7% driven by an increase in security sales, both from Tri-Ed and our legacy business. Geographically, sales increased by 3.0% in North America and 12.5% in Europe, partially offset by a 5.5% decrease in Emerging Markets, all versus prior year on an organic basis.
Record quarter ECS security sales of $375.9 million, which represents approximately 40% of total segment sales, increased from $217.9 million in the prior year quarter. Excluding the favorable impact of Tri-Ed sales and the $6.6 million negative currency impact, organic security sales growth was 6.5%. The strength we experienced in the second half of 2014 continued, reflecting the success of actions we took mid year 2014 to significantly strengthen our legacy security business.
W&C – Sales of $469.3 million compares to $497.5 million in the prior year period. Excluding the $18.6 million unfavorable impact from foreign exchange and the $15.8 million unfavorable impact from lower average copper prices, W&C organic sales increased by 1.2%. Geographically, organic sales growth of 3.6% in North America reflected strong sales growth in the U.S., partially offset by slowing trends in Western Canada. Weakness in the oil and gas sector continued to impact sales and operating profit, primarily in Western Canada. Sales decreased by 3.7% in Europe and 5.4% in Emerging Markets, both versus prior year on an organic basis.

ANIXTER INTERNATIONAL INC.

Gross Margin

Gross margin of 22.3% in the current quarter compares to 22.1% in the prior quarter, reflecting improved margin in our W&C segment, and 22.9% in the prior year quarter. The acquisition of Tri-Ed accounts for 30 basis points of the year-over-year decrease. The remaining decrease in gross margin versus prior year was caused by lower margins in ECS, reflecting faster growth in legacy security sales, in addition to customer mix, currency headwinds and competitive pressures.
Operating Expenses
Operating expenses of $250.0 million compares to $241.1 million in the fourth quarter of 2014, which included $1.5 million in acquisition and integration costs. On an adjusted basis, sequential operating expenses increased by 4.3%. Operating expenses were $221.8 million in the prior year quarter. Excluding $23.6 million in the prior year quarter for the impact of Tri-Ed and favorable foreign currency of $8.2 million, adjusted operating expense would have increased by 5.2%. Current quarter operating expense includes the incremental impact of approximately $3.3 million from the previously disclosed higher pension and other employee benefit costs, $0.8 million of bad debt expense and approximately $1.0 million of severance costs. Further adjusting for these items, operating expense would have increased by 3.1%.
Operating Income (Loss)

	Three Months Ended
(In millions)	ECS	W&C	Corporate	Total
Operating income, 2015	$36.3	$26.2	$(3.2)	$59.3
Operating income, 2014 (As Adjusted, See Note 2)	37.6	35.3	(2.9)	70.0
$ Change	$(1.3)	$(9.1)	$(0.3)	$(10.7)
% Change	(3.1)%	(25.9)%	10.2%	(15.2)%
ECS – ECS operating income of $36.3 million decreased by 3.1% versus $37.6 million in the prior year period. Currency had a $1.3 million unfavorable impact on the current quarter. Operating margin of 4.0% compares to 4.8% in the year-ago quarter. The acquisition of Tri-Ed accounts for 20 basis points of the decline, with currency headwinds, product mix and competitive pricing pressures causing the remainder of the weakness.
W&C – W&C operating income of $26.2 million compares to operating income of $35.3 million in the year-ago quarter. Operating margin of 5.6% compares to 6.3% in the prior quarter. The decline in operating margin versus the prior quarter was caused by the unfavorable impacts of lower copper prices and currency headwinds combined with the overall weaker macro environment, creating broad-based margin pressure.
Corporate – Operating loss for the first quarter of 2015 was the result of corporate expenses that historically had been allocated to our Fasteners business. These expenses are not directly related to the discontinued operations, as detailed in Note 2. "Discontinued Operations", so they are now reported in our corporate segment.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $14.2 million and $10.1 million in the first quarter of 2015 and 2014, respectively. Our average cost of debt was 4.6% and 4.8% in the first quarter of 2015 and 2014, respectively. The increase in interest expense results from the Senior notes due 2021 issued in September 2014 to fund the Tri-Ed acquisition and incremental interest expense from a new bank term loan, partially offset by the retirement of the notes that matured in the first quarter of 2014, notes that matured in the first quarter of 2015 and lower balances for the accounts receivable securitization facility and the 5-year senior unsecured revolving credit agreement. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System (“SIMADI”) a “completely free floating” rate. As a result, we believe that the current rate of approximately 190.0 bolivars to one U.S. Dollar ("USD") will be the rate available to us in the event we repatriate cash from Venezuela. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency (“SICAD”) rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014. Due to the strengthening of the USD against certain foreign currencies, primarily in our Europe and Latin America regions, in the first quarter of 2015 and 2014, we recorded foreign exchange transaction losses of $3.6 million and $1.4 million, respectively.

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded a gain on the cash surrender value of $0.6 million in the first quarter of 2015 versus a loss of $0.3 million in the first quarter of 2014.
Income Taxes
The income tax provision from continuing operations for the first quarter of 2015 was $14.6 million compared to $12.5 million in the corresponding period of last year. Our effective tax rate for the first quarter of 2015 was 35.6% compared to 24.9% in the prior year period. During the first quarter of 2014, we recorded a net tax benefit of $4.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. As a result of the items mentioned above and changes in tax rates related to country mix of income, our effective tax rate was different from the statutory rate. Excluding the impact of the net tax benefit, the adjusted tax rate for the first quarter of 2014 was 34.6%.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of our Board of Directors’ approval of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intend to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other mean.  Our first quarter 2015 results include, as a component of discontinued operations, $15.2 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

2015 EBITDA by Segment
	Three Months Ended April 3, 2015
(In millions)	ECS	W&C	Corporate	Total
Net income from continuing operations	$36.3	$26.2	$(36.0)	$26.5
Interest expense	—	—	14.2	14.2
Income taxes	—	—	14.6	14.6
Depreciation	3.4	1.7	—	5.1
Amortization of intangible assets	3.7	1.4	—	5.1
EBITDA	$43.4	$29.3	$(7.2)	$65.5

Foreign exchange and other non-operating expense	$—	$—	$4.0	$4.0
Stock-based compensation	2.1	1.2	—	3.3
Adjusted EBITDA	$45.5	$30.5	$(3.2)	$72.8

ANIXTER INTERNATIONAL INC.

2014 EBITDA by Segment (As Adjusted, See Note 2)
	Three Months Ended April 4, 2014
(In millions)	ECS	W&C	Corporate	Total
Net income from continuing operations	$37.6	$35.3	$(35.2)	$37.7
Interest expense	—	—	10.1	10.1
Income taxes	—	—	12.5	12.5
Depreciation	2.9	1.8	—	4.7
Amortization of intangible assets	0.2	1.5	—	1.7
EBITDA	$40.7	$38.6	$(12.6)	$66.7

Foreign exchange and other non-operating expense	$—	$—	$9.7	$9.7
Stock-based compensation	1.8	1.2	—	3.0
Adjusted EBITDA	$42.5	$39.8	$(2.9)	$79.4

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
Net cash provided by operations was $18.0 million in the three months ended April 3, 2015 versus $8.0 million in the prior year period. The increase in cash generation reflects lower working capital investment in the business.
Net cash used in investing activities was $8.6 million in the three months ended April 3, 2015, which included $10.9 million for capital expenditures offset by a receipt of payment of $2.3 million related to the 2014 Tri-Ed acquisition. This compares to net cash used in investing activities of $9.0 million in the three months ended April 4, 2014, for capital expenditures. Capital expenditures are expected to be approximately $50 million in 2015 as we continue to invest in the warehouse equipment, information system upgrades and new software to support our infrastructure.
Net cash used in financing activities was $6.6 million in the three months ended April 3, 2015 and net cash provided by financing activities was $36.0 million in the three months ended April 4, 2014. During the three months ended April 3, 2015, we had net proceeds from borrowings on revolving lines of credit of $195.3 million which were offset with repayment of our Senior notes due 2015 at a maturity value of $200 million. During the three months ended April 4, 2014, we had net proceeds from borrowings on revolving lines of credit of $66.8 million, which were offset with repayments of our Senior notes due 2014 which had a maturity value of $32.3 million.

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

ANIXTER INTERNATIONAL INC.

At the end of the first quarter of 2015, we had approximately $335.2 million in available, committed, unused credit lines as well as $190.0 million of outstanding borrowings under our $300 million accounts receivable securitization facility, resulting in $445.2 million of borrowing capacity. However, under Anixter Inc.'s 5-year senior unsecured revolving credit agreement there is a 3.50 leverage ratio that limits available borrowings by $154.5 million, resulting in net available borrowings of $290.7 million at the end of the first quarter of 2015. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. We also had a cash balance of $101.2 million at April 3, 2015. Our debt-to-total capitalization was 51.9% and 51.6% at April 3, 2015 and January 2, 2015, respectively. With the cash flow we expect to generate from operations and the proceeds from the Fastener business sale, our goal is to return to our target debt-to-capital range of 45-50% within the next twelve months.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. Based on the current trends in the business and cash generation, we anticipate Anixter Inc. will have adequate liquidity to support the availability limitation and our working capital requirements. For further information, including information regarding our credit arrangements, see Note 5. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and New Accounting Pronouncements
There were no material changes in our critical accounting policies since the filing of our 2014 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2014 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to our market risks and related disclosures in Item 7A. of Part II in our Annual Report on Form 10-K for the year ended January 2, 2015, as filed with the Securities and Exchange Commission on February 17, 2015.

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of April 3, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 3, 2015. There was no change in our internal control over financial reporting that occurred during the three months ended April 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 9. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended January 2, 2015, as filed with the Securities and Exchange Commission on February 17, 2015.

ITEM 6. EXHIBITS.

(10)	Material Contracts
10.1	Amendment No. 1 to Asset Purchase Agreement, by and between AIP/Fasteners LLC and Anixter Inc., dated February 11, 2015.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended April 3, 2015 and April 4, 2014, (ii) the Condensed Consolidated Balance Sheets at April 3, 2015 and January 2, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and April 4, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended April 3, 2015. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 28, 2015	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

April 28, 2015	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer