Form 10-Q
period 2015-07-03
ANIXTER INTERNATIONAL INC
filed 2015-07-28
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 21, 2015, 32,969,473 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
(In millions, except per share amounts)		As Adjusted (See Note 2)		As Adjusted (See Note 2)
Net sales	$1,480.4	$1,342.9	$2,865.5	$2,617.2
Cost of goods sold	1,151.5	1,039.6	2,227.3	2,022.1
Gross profit	328.9	303.3	638.2	595.1
Operating expenses	264.4	226.1	514.4	447.9
Operating income	64.5	77.2	123.8	147.2
Other expense:
Interest expense	(12.7)	(9.0)	(26.9)	(19.1)
Other, net	(3.5)	(1.9)	(7.5)	(11.6)
Income from continuing operations before income taxes	48.3	66.3	89.4	116.5
Income tax expense from continuing operations	18.8	21.8	33.4	34.3
Net income from continuing operations	29.5	44.5	56.0	82.2
Income from discontinued operations before income taxes (including gain on disposal of $42.3)	46.5	13.4	57.7	27.4
Income tax expense from discontinued operations	4.6	4.1	23.2	8.4
Net income from discontinued operations	41.9	9.3	34.5	19.0
Net income	$71.4	$53.8	$90.5	$101.2
Income per share:
Basic:
Continuing operations	$0.89	$1.35	$1.69	$2.49
Discontinued operations	1.26	0.28	1.04	0.58
Net income	$2.15	$1.63	$2.73	$3.07
Diluted:
Continuing operations	$0.88	$1.33	$1.68	$2.47
Discontinued operations	1.26	0.28	1.03	0.57
Net income	$2.14	$1.61	$2.71	$3.04
Basic weighted-average common shares outstanding	33.2	33.0	33.2	33.0
Effect of dilutive securities:
Stock options and units	0.2	0.3	0.2	0.3
Diluted weighted-average common shares outstanding	33.4	33.3	33.4	33.3

Net income	$71.4	$53.8	$90.5	$101.2
Other comprehensive income (loss):
Foreign currency translation	$2.4	$15.0	$(38.6)	$8.6
Changes in unrealized pension cost, net of tax	4.2	(0.1)	5.1	(0.3)
Changes in fair market value of derivatives	—	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss)	6.6	14.8	(33.6)	8.2
Comprehensive income	$78.0	$68.6	$56.9	$109.4

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2015	January 2, 2015
(In millions, except share and per share amounts)		As Adjusted (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$206.2	$92.0
Accounts receivable (Includes $405.9 and $548.5 at July 3, 2015 and January 2, 2015, respectively, associated with securitization facility)	1,177.6	1,171.0
Inventories	865.1	859.0
Deferred income taxes	33.4	33.7
Other current assets	50.9	54.9
Current assets of discontinued operations	47.6	379.2
Total current assets	2,380.8	2,589.8
Property and equipment, at cost	310.3	305.3
Accumulated depreciation	(198.3)	(201.1)
Net property and equipment	112.0	104.2
Goodwill	577.3	582.3
Other assets	265.3	282.5
Long-term assets of discontinued operations	—	27.7
Total assets	$3,335.4	$3,586.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$773.3	$738.5
Accrued expenses	193.3	183.2
Current liabilities of discontinued operations	29.8	108.8
Total current liabilities	996.4	1,030.5
Long-term debt (Includes $0.0 and $65.0 at July 3, 2015 and January 2, 2015, respectively, associated with securitization facility)	940.7	1,207.7
Other liabilities	198.0	215.1
Long-term liabilities of discontinued operations	4.5	0.2
Total liabilities	2,139.6	2,453.5
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,259,976 and 33,141,950 shares issued and outstanding at July 3, 2015 and January 2, 2015, respectively	33.3	33.1
Capital surplus	243.8	238.2
Retained earnings	1,090.3	999.7
Accumulated other comprehensive loss:
Foreign currency translation	(97.7)	(59.1)
Unrecognized pension liability, net	(73.9)	(79.0)
Unrealized gain on derivatives, net	—	0.1
Total accumulated other comprehensive loss	(171.6)	(138.0)
Total stockholders’ equity	1,195.8	1,133.0
Total liabilities and stockholders’ equity	$3,335.4	$3,586.5

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2015	July 4, 2014
(In millions)
Operating activities:
Net income	$90.5	$101.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax of $10.0	(49.3)	—
Depreciation	11.9	11.4
Amortization of intangible assets	10.7	3.9
Stock-based compensation	7.4	6.6
Accretion of debt discount	0.8	0.5
Amortization of deferred financing costs	0.7	0.7
Deferred income taxes	—	(3.8)
Excess income tax benefit from employee stock plans	(0.5)	(3.6)
Pension plan contributions	(12.1)	(8.3)
Pension plan expenses	5.9	2.3
Changes in current assets and liabilities, net	(30.5)	(22.4)
Other, net	3.8	(1.8)
Net cash provided by operating activities	39.3	86.7
Investing activities:
Proceeds from sale of business	358.0	—
Capital expenditures, net	(22.1)	(17.1)
Other	2.2	—
Net cash provided by (used in) investing activities	338.1	(17.1)
Financing activities:
Proceeds from borrowings	508.8	625.4
Repayments of borrowings	(573.8)	(606.1)
Retirement of Notes due 2015	(200.0)	—
Repayment of term loan	(2.5)	—
Excess income tax benefit from employee stock plans	0.5	3.6
Retirement of Notes due 2014	—	(32.3)
Proceeds from stock options exercised	—	4.2
Deferred financing costs	—	(0.5)
Other	(1.0)	(1.7)
Net cash used in financing activities	(268.0)	(7.4)
Increase in cash and cash equivalents	109.4	62.2
Effect of exchange rate changes on cash balances	4.8	1.9
Cash and cash equivalents at beginning of period	92.0	57.3
Cash and cash equivalents at end of period	$206.2	$121.4

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company") are sometimes referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", or "ourselves." The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown. Certain prior period amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Recently issued accounting pronouncements not yet adopted: On April 15, 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently in the process of evaluating the transition methods and the impact of adoption of this ASU on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
(In millions)		As Adjusted (see Note 2)		As Adjusted (see Note 2)
Other, net:
Foreign exchange	$(2.4)	$(1.0)	$(6.0)	$(2.4)
Foreign exchange devaluations	—	—	(0.7)	(8.0)
Cash surrender value of life insurance policies	(0.6)	0.5	—	0.8
Other	(0.5)	(1.4)	(0.8)	(2.0)
Total other, net	$(3.5)	$(1.9)	$(7.5)	$(11.6)
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
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 197.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of the devaluation in the first quarter of 2015, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income.
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At July 3, 2015 and January 2, 2015, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At July 3, 2015 and January 2, 2015, the gross notional amount of foreign currency forward contracts outstanding was approximately $238.6 million and $222.9 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at July 3, 2015 and January 2, 2015, the net notional amount of the foreign currency forward contracts outstanding was approximately $142.6 million and $121.9 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in "Accumulated other comprehensive income (loss)" ("AOCI") which are also reported in "Other comprehensive income (loss)" on the Condensed Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 7. "Pension Plans" for pension related amounts reclassified into net income.

Our investments in several subsidiaries are recorded in currencies other than the USD. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the USD increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the USD, are translated into USD using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of AOCI, "Foreign currency translation." In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. Under the terms of the agreement, $10.0 million of the purchase price is payable upon the buyer's acceptance of a stand-alone data center. On June 1, 2015, we completed the sale of the Fasteners business to AIP, resulting in initial cash proceeds of $358.0 million. In addition, we have recorded a $14.9 million receivable based on the preliminary calculation of the net working capital adjustment under the agreement. Including transaction related costs of $17.0 million, the sale resulted in a pre-tax gain of $42.3 million ($32.3 million, net of tax). This transaction gives us a sharper strategic focus on our core Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") segments and provides additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.

The assets and liabilities and operating results of the Fasteners business for the six months ended July 3, 2015 are presented as "Discontinued Operations" in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification.

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. The allocated interest costs were $0.6 million and $1.0 million in the second quarter of 2015 and 2014, respectively, and $1.1 million and $2.1 million for the six months ended July 3, 2015 and July 4, 2014, respectively. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the respective periods. The methodology is consistent with the interest costs we expect to incur after the sale of the Fasteners business.
In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million for the three and six months ended July 3, 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net sales	$148.4	$243.1	$397.8	$492.6
Operating income	$5.2	$15.1	$17.1	$30.8
Income from discontinued operations before income taxes	$4.2	$13.4	$15.4	$27.4
Gain on sale of discontinued operations	$42.3	$—	$42.3	$—
Income tax expense from discontinued operations	$4.6	$4.1	$23.2	$8.4
Net income from discontinued operations	$41.9	$9.3	$34.5	$19.0

As reflected on our Condensed Consolidated Balance Sheets as of July 3, 2015 and January 2, 2015, the components of assets and liabilities of the Fasteners businesses classified as "Discontinued Operations" are as follows:

(In millions)	July 3, 2015	January 2, 2015
Assets of discontinued operations:
Accounts receivable	$32.9	$158.2
Inventories	8.9	213.8
Net property and equipment	—	16.8
Other assets	5.8	18.1
Total assets of discontinued operations	$47.6	$406.9

Liabilities of discontinued operations:
Accounts payable	$10.7	$92.8
Accrued expenses	18.9	16.0
Other liabilities	4.7	0.2
Total liabilities of discontinued operations	$34.3	$109.0

As of July 3, 2015, in accordance with the asset purchase agreement, the sale of the Fastener businesses in several countries will be completed within nine months. Therefore, these assets and liabilities are classified as "Discontinued Operations."

The components of the results from discontinued operations reflected in our Condensed Consolidated Statements of Cash Flows were immaterial.

NOTE 3. BUSINESS COMBINATION
On September 17, 2014, we acquired 100% of the outstanding capital stock of Tri-Northern Acquisition Holdings, Inc. ("Tri-Ed"), a leading independent distributor of security and low-voltage technology products, from Tri-NVS Holdings, LLC for $418.5 million (net of cash acquired of $11.6 million and a favorable net working capital adjustment of $2.3 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable securitization facility, available cash and the $200.0 million term loan. A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes was used to repay certain incurred borrowings to finance the Tri-Ed acquisition.
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

(In millions)
Cash	$11.6
Current assets, net	203.9
Property and equipment	2.7
Goodwill	243.5
Intangible assets	166.8
Current liabilities	(144.6)
Non-current liabilities	(56.1)
Total purchase price	$427.8
All Tri-Ed goodwill, other assets and liabilities were recorded in the ECS reportable segment. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Tri-Ed’s products with our existing product offerings. Other than $12.2 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

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

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	July 4, 2014	July 4, 2014
Net sales	$1,491.9	$2,908.0
Net income from continuing operations	$45.8	$83.7
Income per share from continuing operations:
Basic	$1.39	$2.54
Diluted	$1.37	$2.51

Since the date of acquisition, the Tri-Ed results are reflected in our Condensed Consolidated Financial Statements. For the six months ended July 3, 2015, Tri-Ed added approximately $304 million of revenue and $12 million in operating income, to our consolidated results.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. RESTRUCTURING AND OTHER CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. In the second quarter of 2015, we recorded a pre-tax charge of $3.1 million and $2.2 million in our ECS and W&C segments, respectively, for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we are taking to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. This charge is included in "Operating expenses" in our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2015. The majority of the remaining accrual related to this charge of $4.7 million as of July 3, 2015 is expected to be paid by the second quarter of 2016.
The second quarter of 2015 also includes a write off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, $1.0 million of acquisition and integration costs and $0.4 million related to pension divestiture costs.

NOTE 5. INCOME TAXES
Our effective tax rate from continuing operations for the second quarter of 2015 was 38.8% compared to 32.9% in the prior year period. The prior year period included a net tax benefit of $2.0 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Other differences in the comparable tax rate relate to our worldwide country mix of income.
Our effective tax rate from continuing operations for the six months ended July 3, 2015 was 37.3% compared to 29.4% in the prior year period. The prior year period included a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Other differences in the comparable tax rate relate to our worldwide country mix of income. Our six months ended July 3, 2015 effective tax rate differs from the U.S. federal statutory rate primarily as a result of U.S. state taxes and our worldwide country mix of income.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our six months ended July 3, 2015 results include, as a component of discontinued operations, $10.3 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEBT
Debt is summarized below:

(In millions)	July 3, 2015	January 2, 2015
Long-term debt:
Senior notes due 2021	$394.5	$394.2
Senior notes due 2019	346.3	345.9
Term loan	196.3	198.8
Accounts receivable securitization facility	—	65.0
Revolving lines of credit	—	—
Senior notes due 2015	—	200.0
Other	3.6	3.8
Total long-term debt	$940.7	$1,207.7
At July 3, 2015, our total carrying value and estimated fair value of debt outstanding was $940.7 million and $979.6 million, respectively. This compares to a carrying value and estimated fair value at January 2, 2015 of $1,207.7 million and $1,243.8 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 4.7% and 4.6% for the three months ended July 3, 2015 and July 4, 2014, respectively, and 4.6% and 4.7% for the six months ended July 3, 2015 and July 4, 2014, respectively.

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
Accounts Receivable Securitization Program
Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation ("ARC"), which is considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of ARC. As of July 3, 2015 and January 2, 2015, $405.9 million and $548.5 million of our receivables were sold to ARC, respectively. ARC in turn assigns a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC are not available to us until all obligations of ARC are satisfied in the event of bankruptcy or insolvency proceedings.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. PENSION PLANS
We have various defined benefit and defined contribution pension plans. Our defined benefit pension plans are the plans in the United States, which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of our defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. Our policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Service ("IRS") and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.
Components of net periodic pension cost (benefit) are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Service cost	$1.7	$1.2	$1.6	$1.5	$3.3	$2.7
Interest cost	4.1	2.7	2.3	2.7	6.4	5.4
Expected return on plan assets	(5.3)	(3.4)	(2.7)	(3.2)	(8.0)	(6.6)
Net amortization (a)	0.5	(0.5)	0.8	0.3	1.3	(0.2)
Net periodic cost	$1.0	$—	$2.0	$1.3	$3.0	$1.3

	Six Months Ended
	Domestic		Foreign		Total
(In millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Service cost	$3.0	$2.4	$3.3	$3.0	$6.3	$5.4
Interest cost	6.7	5.3	4.6	5.4	11.3	10.7
Expected return on plan assets	(8.8)	(6.9)	(5.3)	(6.4)	(14.1)	(13.3)
Net amortization (a)	0.9	(1.1)	1.5	0.6	2.4	(0.5)
Net periodic cost (benefit)	$1.8	$(0.3)	$4.1	$2.6	$5.9	$2.3
(a) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2015	January 2, 2015
(In millions)		As Adjusted (see Note 2)
Assets:
Current assets	$2,332.3	$2,210.2
Current assets of discontinued operations	47.6	379.2
Property, equipment and capital leases, net	121.9	114.7
Goodwill	577.3	582.3
Other assets	265.3	282.5
Long-term assets of discontinued operations	—	27.7
	$3,344.4	$3,596.6
Liabilities and Stockholder’s Equity:
Current liabilities	$967.2	$921.3
Current liabilities of discontinued operations	29.8	108.8
Subordinated notes payable to parent	—	1.5
Long-term debt	954.1	1,221.8
Other liabilities	196.5	212.2
Long-term liabilities of discontinued operations	4.5	0.2
Stockholder’s equity	1,192.3	1,130.8
	$3,344.4	$3,596.6

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
(In millions)		As Adjusted (see Note 2)		As Adjusted (see Note 2)
Net sales	$1,480.4	$1,342.9	$2,865.5	$2,617.2
Operating income	$65.9	$78.7	$126.7	$150.0
Income from continuing operations before income taxes	$49.3	$67.4	$91.7	$118.7
Net income from discontinued operations	$41.9	$9.3	$34.5	$19.0
Net income	$72.2	$54.5	$92.2	$102.7
Comprehensive income	$78.8	$69.3	$58.6	$110.9

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCKHOLDERS' EQUITY
At the end of the second quarter of 2015, there were 1.7 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the three and six months ended July 3, 2015, we granted 3,089 and 181,665 stock units to employees, respectively, with a weighted-average grant-date fair value of $0.2 million and $14.3 million, respectively. During the three and six months ended July 3, 2015, we granted directors 7,312 and 14,057 stock units, respectively, with a weighted-average grant-date fair value of $0.5 million and $1.0 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2015 and 2014, the antidilutive stock options and units were immaterial.

NOTE 10. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of July 3, 2015, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions and electrical and electronic wire and cable products. We have identified Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") as reportable segments. As discussed in Note 2. "Discontinued Operations", beginning in the second quarter of 2015, the Fasteners segment has been classified as "Discontinued Operations" for all periods. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are billed to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses are reported in the corporate segment as they historically had been allocated to the Fasteners segment but are not considered directly related to the discontinued operations. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three and six months ended July 3, 2015 and July 4, 2014 are as follows:

(In millions)
Second Quarter of 2015	ECS	W&C	Corporate	Total
Net sales	$1,001.6	$478.8	$—	$1,480.4
Operating income	$42.2	$25.0	$(2.7)	$64.5

Second Quarter of 2014 (As Adjusted, see Note 2)	ECS	W&C	Corporate	Total
Net sales	$834.0	$508.9	$—	$1,342.9
Operating income	$45.5	$34.7	$(3.0)	$77.2

Six Months of 2015	ECS	W&C	Corporate	Total
Net sales	$1,917.4	$948.1	$—	$2,865.5
Operating income	$78.5	$51.2	$(5.9)	$123.8

Six Months of 2014 (As Adjusted, see Note 2)	ECS	W&C	Corporate	Total
Net sales	$1,610.8	$1,006.4	$—	$2,617.2
Operating income	$83.1	$70.0	$(5.9)	$147.2

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the six months ended July 3, 2015:

(In millions)	ECS	W&C	Total
Balance at January 2, 2015	$403.4	$178.9	$582.3
Acquisition related (a)	0.1	—	0.1
Foreign currency translation	(4.3)	(0.8)	(5.1)
Balance at July 3, 2015	$399.2	$178.1	$577.3
(a) In the second quarter of 2015, we recorded an immaterial increase in goodwill related to the purchase price allocation for the acquisition of Tri-Ed.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. SUBSEQUENT EVENT

On July 15, 2015, the Company, through its wholly-owned subsidiary Anixter Inc., entered into a Purchase Agreement with HD Supply, Inc., HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Power Solutions Group, Inc., and Brafasco Holdings II, Inc. (collectively the "Sellers"). Pursuant to the Purchase Agreement, the Company has agreed to purchase all of the outstanding equity of HD Supply Power Solutions, Ltd., HDS Power Solutions, Inc. and Pro Canadian Holdings I, ULC from Sellers, together with assets owned by Sellers and their affiliates that are primarily used in Sellers' power solutions business (the "Transaction"), in exchange for the payment of $825.0 million in cash, subject to certain post-closing working capital and other adjustments.

The closing of the Transaction, which the Company expects will occur near the end of the third quarter of this year, is subject to various conditions, including regulatory and antitrust approvals, receipt of certain third party consents and approvals and other customary closing conditions.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three and six months ended July 3, 2015 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 2, 2015.

The assets and liabilities and operating results of the Fasteners business for the three and six months ended July 3, 2015 are presented as "Discontinued Operations" in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification.
Second Quarter and Year-to-Date 2015 and 2014 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
		As Adjusted		As Adjusted
Net sales	$1,480.4	$1,342.9	$2,865.5	$2,617.2
Gross profit	328.9	303.3	638.2	595.1
Operating expenses	264.4	226.1	514.4	447.9
Operating income	64.5	77.2	123.8	147.2
Other expense:
Interest expense	(12.7)	(9.0)	(26.9)	(19.1)
Other, net	(3.5)	(1.9)	(7.5)	(11.6)
Income from continuing operations before income taxes	48.3	66.3	89.4	116.5
Income tax expense from continuing operations	18.8	21.8	33.4	34.3
Net income from continuing operations	29.5	44.5	56.0	82.2
Net income from discontinued operations	41.9	9.3	34.5	19.0
Net income	$71.4	$53.8	$90.5	$101.2
Diluted income per share:
Continuing operations	$0.88	$1.33	$1.68	$2.47
Discontinued operations	1.26	0.28	1.03	0.57
Net income	$2.14	$1.61	$2.71	$3.04
Executive Overview
Second Quarter Highlights
Our Enterprise Cabling & Security Solutions ("ECS") segment achieved quarterly sales of $1.0 billion for the first time in our history, reflecting strength in both our security solutions and network infrastructure business. Sequentially, sales improved in our Electrical and Electronic Wire and Cable ("W&C") segment, while on a year-over-year basis, our results were negatively affected by copper and slower industrial growth, especially related to the oil and gas sector in Canada. From a geographic perspective, we delivered strong organic growth in the U.S. while overall North America growth was adversely impacted by the weaker Canadian macro environment.
Additional highlights of the quarter included:

•Second quarter sales of $1.5 billion, up 10.2%, reflecting 3.4% organic growth;
•Record ECS security sales of $393.2 million, up 73.8%, reflecting 7.9% organic growth;
•Completed the sale of the OEM Supply - Fasteners ("Fasteners") business for $380.0 million.

ANIXTER INTERNATIONAL INC.

Acquisition and Divestiture of Businesses
During the second quarter of 2015, we completed the sale of the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. Under the terms of the agreement, $10.0 million of the purchase price is payable upon the buyer's acceptance of a stand-alone data center. We have received initial cash proceeds of $358.0 million from the sale and have recorded a $14.9 million receivable based on the preliminary calculation of the net working capital adjustment under the agreement. Including transaction related costs of $17.0 million, the sale resulted in a pre-tax gain of $42.3 million ($32.3 million, net of tax). This transaction gives us a sharper strategic focus on our core ECS and W&C segments and provides additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.
Subsequent to the quarter, on July 15, 2015 we entered into a definitive agreement to acquire Power Solutions for $825.0 million in cash, subject to certain post-closing working capital and other adjustments. The acquisition is expected to be accretive to earnings in the first full year of operation, exclusive of transaction, one-time integration expenses and incremental amortization of intangible assets. Headquartered in Atlanta, Georgia, Power Solutions distributes over 200,000 utility, electrical and industrial MRO products to approximately 13,000 customers including investor-owned utilities, public power utilities, electrical contractors and industrial businesses. The Power Solutions segment reported fiscal 2014 revenue of $1.9 billion and adjusted EBITDA of $79 million and operates in approximately 130 branches in 30 U.S. states and 4 Canadian provinces.
Subject to regulatory approval and certain customary closing conditions, this transaction is expected to close near the end of the third quarter of 2015 and will be financed using available cash and additional borrowings. The majority of transaction and integration costs will be incurred in fiscal years 2015 and 2016.
This acquisition, combined with the September 2014 acquisition of Tri-Ed and the sale of the Fasteners business, transforms our global platform and results in a portfolio we believe is well-positioned for long term growth.
Strategy Update and Business Outlook
In addition to solid execution in the business, the current quarter was marked by significant progress on our strategic goals. Power Solutions represents the largest acquisition in our history and will transform our business into a leading North American electrical distribution platform, enhance our competitive position in the electrical wire and cable business and further strengthen our overall customer and supplier value proposition. The strategic steps we have taken over the past twelve months, including the acquisition of Tri-Ed, the sale of Fasteners and the announced acquisition of Power Solutions, position us as a leading global competitor in each of our businesses, provide a platform for substantial and sustainable long term growth, and will enable us to maximize shareholder value in both the near term and the long term.
Looking ahead, we are optimistic that the positive trends in our security and network infrastructure businesses will continue through the second half of the year. While our W&C business has been impacted by macro-economic headwinds, including lower copper and oil prices, we believe that the acquisition of Power Solutions is a critical strategic step to increase the competitiveness and profitable growth of this business going forward. With first half 2015 organic sales growth from continuing operations of 2.8%, we narrowed and improved our outlook for full year organic sales growth to the 2% - 4% range.
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Beginning in 2015, we calculate the year-over-year organic sales growth impact relating to the Tri-Ed acquisition by including the 2014 results with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been achieved. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.

ANIXTER INTERNATIONAL INC.

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
Our operating results can be affected by changes in prices of commodities, primarily copper, which are components in some of the electrical wire and cable products sold. Generally, as the costs of inventory purchases increase due to higher commodity prices, our mark-up percentage to customers remains relatively constant, resulting in higher sales revenue and gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase may result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. The degree to which spot market copper prices change affects product prices, and the amount of gross profit earned will be affected by end market demand and overall economic conditions. Importantly, however, there is no exact measure of the impact of changes in copper prices, as there are thousands of transactions in any given quarter, each of which has various factors involved in the individual pricing decisions. Therefore, all references to the effect of copper prices are estimates.
In the second quarter of 2015, we recorded $14.1 million ($8.9 million, net of tax) of expense, which includes $5.3 million of restructuring costs, a write-off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to pension divestiture costs.
In the first quarter of 2015, we recorded $0.7 million ($0.4 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar. In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded net tax benefits of $4.9 million and $2.0 million in the first and second quarters of 2014, respectively, primarily related to the reversal of deferred income tax valuation allowances in Europe.

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended July 3, 2015 and July 4, 2014:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
	Favorable / (Unfavorable)
Items impacting operating income:
Restructuring charge	$(5.3)	$—	$(5.3)	$—
Write-off of capitalized software	(3.1)	—	(3.1)	—
Venezuelan customer bad debt expense	(2.6)	—	(2.6)	—
Dilapidation provision	(1.7)	—	(1.7)	—
Acquisition and integration costs	(1.0)	—	(1.0)	—
Pension divestiture costs	(0.4)	—	(0.4)	—
Total of items impacting operating income	$(14.1)	$—	$(14.1)	$—
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	$—	$—	$(0.7)	$(8.0)
Total of items impacting other expenses	$—	$—	$(0.7)	$(8.0)
Total of items impacting pre-tax income	$(14.1)	$—	$(14.8)	$(8.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	$5.2	$—	$5.5	$2.7
Primarily reversal of deferred income tax valuation allowances	—	2.0	—	6.9
Impact of change in forecast on effective tax rate	—	(0.5)	—	—
Total of items impacting income taxes	$5.2	$1.5	$5.5	$9.6
Net income impact of these items	$(8.9)	$1.5	$(9.3)	$1.6
Diluted EPS impact of these items	$(0.27)	$0.04	$(0.27)	$0.05
The items impacting operating income by segment for the three and six months ended July 3, 2015 are reflected in the table below. There were no items that significantly impacted operating income in 2014. All other items impacted consolidated results only and were not allocated to segments.

Items Impacting Comparability of Operating Income by Segment:
(In millions)	ECS	W&C	Corporate	Total
	Favorable / (Unfavorable)
Restructuring charge	$(3.0)	$(2.2)	$(0.1)	$(5.3)
Write-off of capitalized software	(1.9)	(0.9)	(0.3)	(3.1)
Venezuelan customer bad debt expense	(2.6)	—	—	(2.6)
Dilapidation provision	(0.9)	(0.8)	—	(1.7)
Acquisition and integration costs	—	(1.0)	—	(1.0)
Pension divestiture costs	(0.3)	(0.1)	—	(0.4)
Total of items impacting operating income	$(8.7)	$(5.0)	$(0.4)	$(14.1)

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Reconciliation to most directly comparable GAAP financial measure:		As Adjusted		As Adjusted
Net income from continuing operations - Non-GAAP	$38.4	$43.0	$65.3	$80.6
Items impacting net income from continuing operations	(8.9)	1.5	(9.3)	1.6
Net income from continuing operations - GAAP	$29.5	$44.5	$56.0	$82.2

Diluted EPS from continuing operations – Non-GAAP	$1.15	$1.29	$1.95	$2.42
Diluted EPS impact of these items from continuing operations	(0.27)	0.04	(0.27)	0.05
Diluted EPS from continuing operations – GAAP	$0.88	$1.33	$1.68	$2.47
The Tri-Ed acquisition was accounted for as a purchase and its respective results of operations are included in the Condensed Consolidated Financial Statements from the date of the acquisition. Had this acquisition occurred at the beginning of fiscal 2014, our second quarter 2014 pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been $1,491.9 million, $45.8 million, and $1.37, respectively, as compared to reported results of $1,342.9 million, $44.5 million, and $1.33, respectively. Excluding the favorable impact of items impacting net income from continuing operations of $1.5 million as described above, the second quarter 2014 pro forma diluted income per share from continuing operations would have been $1.33, as compared to the non-GAAP diluted earnings per share from continuing operations of $1.29 in the reconciliation above.
For the six months ended July 4, 2014, our pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been $2,908.0 million, $83.7 million, and $2.51, respectively, as compared to reported results of $2,617.2 million, $82.2 million, and $2.47, respectively. Excluding the favorable impact of items impacting net income from continuing operations of $1.6 million as described above, the six months ended July 4, 2014 pro forma diluted income per share from continuing operations would have been $2.46, as compared to the non-GAAP diluted earnings per share from continuing operations of $2.42 in the reconciliation above. For further pro forma information regarding Tri-Ed, refer to Note 3. "Business Combination".

ANIXTER INTERNATIONAL INC.

Net Sales

Second Quarter 2015 Sales Growth Trends
	Q2 2015				Q2 2014
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Enterprise Cabling and Security Solutions					As Adjusted
North America	$795.4	$12.6	$—	$808.0	$613.4	$148.4	$761.8	6.1%
Europe	83.1	11.8	—	94.9	82.7	—	82.7	14.8%
Emerging Markets	123.1	7.9	—	131.0	137.9	0.6	138.5	(5.5)%
ECS	$1,001.6	$32.3	$—	$1,033.9	$834.0	$149.0	$983.0	5.2%

Electrical and Electronic Wire and Cable
North America	$344.0	$11.8	$8.0	$363.8	$352.8	$—	$352.8	3.1%
Europe	64.3	7.2	0.2	71.7	88.1	—	88.1	(18.6)%
Emerging Markets	70.5	2.5	0.7	73.7	68.0	—	68.0	8.5%
W&C	$478.8	$21.5	$8.9	$509.2	$508.9	$—	$508.9	0.1%

Total	$1,480.4	$53.8	$8.9	$1,543.1	$1,342.9	$149.0	$1,491.9	3.4%

Geographic Sales
North America	$1,139.4	$24.4	$8.0	$1,171.8	$966.2	$148.4	$1,114.6	5.1%
Europe	147.4	19.0	0.2	166.6	170.8	—	170.8	(2.4)%
Emerging Markets	193.6	10.4	0.7	204.7	205.9	0.6	206.5	(0.9)%
Total	$1,480.4	$53.8	$8.9	$1,543.1	$1,342.9	$149.0	$1,491.9	3.4%

ECS – Sales of $1,001.6 million compares to $834.0 million in the prior year period, a 20.1% increase, driven by an increase in security sales, both from Tri-Ed and our legacy business. Adjusting for the $32.3 million unfavorable impact from foreign exchange on current year sales and the $149.0 million favorable impact from the Tri-Ed acquisition, organic sales increased by 5.2%. Geographically, organic sales increased by 6.1% in North America and 14.8% in Europe, partially offset by a 5.5% decrease in Emerging Markets.
Record quarter ECS security sales of $393.2 million, which represents approximately 40% of total segment sales, increased from $226.3 million in the prior year quarter. Adjusting for the acquisition impact of Tri-Ed and the $11.5 million negative currency impact, organic security sales growth was 7.9%. The strength we have experienced for the last three quarters continued, reflecting the success of actions we took in 2014 to significantly strengthen our legacy security business and drive synergies with the Tri-Ed acquisition.
W&C – Sales of $478.8 million compares to $508.9 million in the prior year period, a 5.9% decrease. Excluding the $21.5 million unfavorable impact from foreign exchange and the $8.9 million unfavorable impact from lower average copper prices, organic sales increased by 0.1%. Geographically, organic sales increased by 3.1% in North America and 8.5% in Emerging Markets, partially offset by an 18.6% decrease in Europe.

ANIXTER INTERNATIONAL INC.

Six Months Ended 2015 Sales Growth Trends
	Six Months Ended July 3, 2015				Six Months Ended July 4, 2014
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Enterprise Cabling and Security Solutions					As Adjusted
North America	$1,515.6	$23.5	$—	$1,539.1	$1,182.0	$289.3	$1,471.3	4.6%
Europe	166.5	22.5	—	189.0	166.3	—	166.3	13.7%
Emerging Markets	235.3	14.2	—	249.5	262.5	1.5	264.0	(5.5)%
ECS	$1,917.4	$60.2	$—	$1,977.6	$1,610.8	$290.8	$1,901.6	4.0%

Electrical and Electronic Wire and Cable
North America	$683.8	$21.7	$21.7	$727.2	$703.6	$—	$703.6	3.3%
Europe	135.9	14.3	1.0	151.2	170.7	—	170.7	(11.4)%
Emerging Markets	128.4	4.1	2.0	134.5	132.1	—	132.1	1.8%
W&C	$948.1	$40.1	$24.7	$1,012.9	$1,006.4	$—	$1,006.4	0.6%

Total	$2,865.5	$100.3	$24.7	$2,990.5	$2,617.2	$290.8	$2,908.0	2.8%

Geographic Sales
North America	$2,199.4	$45.2	$21.7	$2,266.3	$1,885.6	$289.3	$2,174.9	4.2%
Europe	302.4	36.8	1.0	340.2	337.0	—	337.0	1.0%
Emerging Markets	363.7	18.3	2.0	384.0	394.6	1.5	396.1	(3.1)%
Total	$2,865.5	$100.3	$24.7	$2,990.5	$2,617.2	$290.8	$2,908.0	2.8%

ECS – Sales of $1,917.4 million compares to $1,610.8 million in the prior year period, a 19.0% increase, driven by an increase in security sales, both from Tri-Ed and our legacy business. Adjusting for the $60.2 million unfavorable impact from foreign exchange on current year sales and the $290.8 million favorable impact from the Tri-Ed acquisition, organic sales increased by 4.0%. Geographically, organic sales increased by 4.6% in North America and 13.7% in Europe, partially offset by a 5.5% decrease in Emerging Markets.
Record ECS security sales of $766.5 million for the six months ended July 3, 2015, which represents approximately 40% of total segment sales, increased from $443.4 million in the prior year period. Adjusting for the acquisition impact of Tri-Ed and the $21.7 million negative currency impact, organic security sales growth was 7.4%. The strength we have experienced for the last three quarters continued, reflecting the success of actions we took in 2014 to significantly strengthen our legacy security business and drive synergies with the Tri-Ed acquisition.
W&C – Sales of $948.1 million compares to $1,006.4 million in the prior year period, a 5.8% decrease. Excluding the $40.1 million unfavorable impact from foreign exchange and the $24.7 million unfavorable impact from lower average copper prices, organic sales increased by 0.6%. Geographically, organic sales increased by 3.3% in North America and 1.8% in Emerging Markets, partially offset by an 11.4% decrease in Europe.

ANIXTER INTERNATIONAL INC.

Gross Margin

Gross margin of 22.2% in the current quarter compares to 22.6% in the prior year quarter. On a year-to-date basis, gross margin in the first half of 2015 of 22.3% compares to 22.7% in the prior year period. The acquisition of Tri-Ed accounts for 20 basis points of the year-over-year margin decrease, with the remaining year-over-year margin decrease caused by lower margins in ECS. This change reflects the faster growth of legacy security sales, in addition to currency headwinds and competitive pressures.

Operating Expenses

Operating expense of $264.4 million in the second quarter of 2015 compares to $226.1 million in the prior year quarter. We recognized $14.1 million of various pre-tax charges during the second quarter of 2015, including a restructuring charge of $5.3 million, reflecting actions we are taking to improve efficiencies and eliminate stranded costs in the business. In addition, we also recognized charges to write off $3.1 million of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, $1.0 million of acquisition and integration costs and $0.4 million related to pension divestiture costs. Excluding the $14.1 million of various pre-tax charges, approximately $24.0 million of incremental operating expense associated with the Tri-Ed business acquired in September 2014 and $9.7 million of favorable foreign currency effects in the second quarter of 2015, adjusted operating expense would have increased by 4.0% from the prior year quarter.

On a year-to-date basis, operating expense of $514.4 million in the first half of 2015 compares to $447.9 million in the prior year period. Excluding the $14.1 million expense described above, the $47.6 million pro forma impact of Tri-Ed and favorable foreign currency of $17.9 million in the first half of 2015, adjusted operating expense would have increased by 4.6% from the prior year period.
Operating Income (Loss)

	Three Months Ended				Six Months Ended
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Operating income, 2015	$42.2	$25.0	$(2.7)	$64.5	$78.5	$51.2	$(5.9)	$123.8
Operating income, 2014 (As Adjusted)	45.5	34.7	(3.0)	77.2	83.1	70.0	(5.9)	147.2
$ Change	$(3.3)	$(9.7)	$0.3	$(12.7)	$(4.6)	$(18.8)	$—	$(23.4)
% Change	(7.6)%	(27.6)%	(7.2)%	(16.6)%	(5.6)%	(26.8)%	1.5%	(15.9)%

Items impacting operating income in 2015	$(8.7)	$(5.0)	$(0.4)	$(14.1)	$(8.7)	$(5.0)	$(0.4)	$(14.1)
Adjusted operating income, 2015 (Non-GAAP)	$50.9	$30.0	$(2.3)	$78.6	$87.2	$56.2	$(5.5)	$137.9
Adjusted % Change (Non-GAAP)	11.6%	(13.1)%	(19.7)%	1.7%	4.9%	(19.6)%	(4.8)%	(6.3)%
ECS – ECS adjusted operating income of $50.9 million for the second quarter of 2015 increased by 11.6% versus $45.5 million in the prior year period. Currency had a $1.1 million unfavorable impact on the current quarter. Adjusted operating margin of 5.1% for the second quarter of 2015 compares to 5.5% for the prior year period. ECS adjusted operating income of $87.2 million for the six months ended July 3, 2015 increased by 4.9% versus $83.1 million in the prior year period. Currency had a $2.4 million unfavorable impact for the six months ended July 3, 2015. Adjusted operating margin of 4.6% for the six months ended July 3, 2015 compares to 5.2% for the prior year period. Currency headwinds, product mix and competitive pricing pressures caused the decline from the prior year.
W&C – W&C adjusted operating income of $30.0 million for the second quarter of 2015 decreased by 13.1% versus $34.7 million in the prior year period. Adjusted operating margin of 6.3% for the second quarter of 2015 compares to 6.8% for the prior year period. W&C adjusted operating income of $56.2 million for the six months ended July 3, 2015 decreased by 19.6% versus $70.0 million in the prior year period. Adjusted operating margin of 5.9% for the six months ended July 3, 2015 compares to 7.0% for the prior year period. The decline in operating margin versus the prior year period was caused by the unfavorable impacts of lower copper prices and currency headwinds combined with the overall weaker macro environment, which continue to create broad-based margin pressure.

ANIXTER INTERNATIONAL INC.

Corporate – Operating losses for the second quarter and first six months of 2015 were the result of corporate expenses that historically had been allocated to the Fasteners business. These expenses are not directly related to the discontinued operations, as detailed in Note 2. "Discontinued Operations", so they are now reported in our corporate segment.
Interest Expense and Other
Interest expense was $12.7 million and $9.0 million in the second quarter of 2015 and 2014, respectively, and $26.9 million and $19.1 million for the six months ended July 3, 2015 and July 4, 2014, respectively. Our average cost of debt was 4.7% and 4.6% in the second quarter of 2015 and 2014, respectively, and 4.6% and 4.7% for the six months ended July 3, 2015 and July 4, 2014, respectively. The increase in interest expense results from the Senior notes due 2021 issued in September 2014 to fund the Tri-Ed acquisition and incremental interest expense from the term loan received in August 2014, partially offset by notes that matured in the first quarter of 2015 and lower balances in our revolving credit facilities.
Foreign exchange and other expense of $3.5 million in the second quarter of 2015 compares to $1.9 million in the second quarter of 2014, primarily due to $1.4 million additional foreign exchange losses. Foreign exchange and other expense of $7.5 million for the six months ended July 3, 2015 compares to $11.6 million for the six months ended July 4, 2014, primarily due to $3.6 million additional foreign exchange losses. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 197.0 bolivars to one U.S. Dollar ("USD") will be the rate available to us in the event we repatriate cash from Venezuela. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014. Due to the strengthening of the USD against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded foreign exchange transaction losses of $2.4 million and $1.0 million in the second quarter of 2015 and 2014, respectively, and $6.0 million and $2.4 million for the six months ended July 3, 2015 and July 4, 2014, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded a loss on the cash surrender value of $0.6 million in the second quarter of 2015 versus a gain of $0.5 million in the second quarter of 2014.
Income Taxes
Our effective tax rate from continuing operations for the second quarter of 2015 of 38.8% compares to 32.9% in the prior year period. Our second quarter of 2015 effective tax rate of 38.8% includes $0.7 million ($0.02 per diluted share) of additional expense due to the change in the full year forecasted effective tax rate. Other differences in the comparable tax rate relate to our worldwide country mix of income. Excluding the additional expense, the effective tax rate would have been 37.3%, as compared to the prior full year adjusted tax rate of 37.5%.
Our effective tax rate from continuing operations for the six months ended July 3, 2015 of 37.3% compares to 29.4% in the prior year period. The prior year period included a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe. Excluding this net tax benefit from the prior year, the tax rate would have been 35.3%. Other differences in the comparable tax rate relate to our worldwide country mix of income. Our six months ended July 3, 2015 effective tax rate differs from the U.S. federal statutory rate primarily as a result of U.S. state taxes and our worldwide country mix of income.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our six months ended July 3, 2015 results include, as a component of discontinued operations, $10.3 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

ANIXTER INTERNATIONAL INC.

2015 EBITDA by Segment
	Three Months Ended July 3, 2015				Six Months Ended July 3, 2015
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Net income from continuing operations	$42.2	$25.0	$(37.7)	$29.5	$78.5	$51.2	$(73.7)	$56.0
Interest expense	—	—	12.7	12.7	—	—	26.9	26.9
Income taxes	—	—	18.8	18.8	—	—	33.4	33.4
Depreciation	3.7	1.5	0.1	5.3	7.1	3.2	0.1	10.4
Amortization of intangible assets	3.7	1.5	—	5.2	7.4	2.9	—	10.3
EBITDA	$49.6	$28.0	$(6.1)	$71.5	$93.0	$57.3	$(13.3)	$137.0

Total of items impacting operating income	8.7	5.0	0.4	14.1	8.7	5.0	0.4	14.1
Foreign exchange and other non-operating expense	—	—	3.5	3.5	—	—	7.5	7.5
Stock-based compensation	2.3	1.2	0.1	3.6	4.4	2.4	0.1	6.9
Adjusted EBITDA	$60.6	$34.2	$(2.1)	$92.7	$106.1	$64.7	$(5.3)	$165.5

2014 EBITDA by Segment (As Adjusted)
	Three Months Ended July 4, 2014				Six Months Ended July 4, 2014
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Net income from continuing operations	$45.5	$34.7	$(35.7)	$44.5	$83.1	$70.0	$(70.9)	$82.2
Interest expense	—	—	9.0	9.0	—	—	19.1	19.1
Income taxes	—	—	21.8	21.8	—	—	34.3	34.3
Depreciation	2.9	1.9	—	4.8	5.8	3.7	—	9.5
Amortization of intangible assets	0.2	1.4	—	1.6	0.4	2.9	—	3.3
EBITDA	$48.6	$38.0	$(4.9)	$81.7	$89.3	$76.6	$(17.5)	$148.4

Foreign exchange and other non-operating expense	$—	$—	$1.9	$1.9	$—	$—	$11.6	$11.6
Stock-based compensation	1.9	1.1	—	3.0	3.7	2.3	—	6.0
Adjusted EBITDA	$50.5	$39.1	$(3.0)	$86.6	$93.0	$78.9	$(5.9)	$166.0

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Depreciation	$0.5	$1.0	$1.5	$1.9
Amortization	$0.1	$0.3	$0.4	$0.6
Stock-based compensation	$0.2	$0.3	$0.5	$0.6
Capital expenditures	$0.8	$1.1	$1.9	$3.6

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
Net cash provided by operations was $39.3 million for the six months ended July 3, 2015, which compares to $86.7 million in the prior year period. Net cash provided by operations for the six months ended July 3, 2015 reflects payments related to discontinued operations and includes a $49.3 million net gain from the sale of Fasteners.
Net cash provided by investing activities was $338.1 million in the six months ended July 3, 2015, which included $358.0 million of initial cash proceeds from the sale of the Fasteners business, partially offset by $22.1 million for capital expenditures. This compares to net cash used in investing activities of $17.1 million in the six months ended July 4, 2014, for capital expenditures. For the full year, we expect to invest approximately $50.0 million in capital investments.
Net cash used in financing activities was $268.0 million in the six months ended July 3, 2015, which included net repayments of borrowings on the accounts receivable securitization facility of $65.0 million and the repayment of our Senior notes due 2015, which had a maturity value of $200.0 million. Net cash used in financing activities was $7.4 million in the six months ended July 4, 2014, which included the repayment of our Senior notes due 2014, which had a maturity value of $32.3 million, partially offset by net proceeds from borrowings on revolving lines of credit of $19.3 million.

Liquidity and Capital Resources
We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on the current economic environment as well as pursue acquisition opportunities such as the pending acquisition of Power Solutions. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
At the end of the second quarter of 2015, we had approximately $458.7 million in available, committed, unused borrowings under our $300 million accounts receivable securitization facility and Anixter Inc.'s 5-year senior unsecured revolving credit agreement. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. We also had a cash balance of $206.2 million at July 3, 2015. Our debt-to-total capitalization was 44.0% and 51.6% at July 3, 2015 and January 2, 2015, respectively. With the pending acquisition of Power Solutions, the repositioning of our portfolio will be complete at this time. Our attention will be focused on the successful integration of our recent acquisition and maximizing the synergy opportunities of our new platform. Our plans are to take a concerted effort to reduce our debt from the generation of significant free cash flow.
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

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of July 3, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 3, 2015. There was no change in our internal control over financial reporting that occurred during the three months ended July 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 10. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended January 2, 2015, as filed with the Securities and Exchange Commission on February 17, 2015.

ITEM 6. EXHIBITS.

(10)	Material Contracts
10.1	Second Amendment to the Anixter International Inc. 2010 Stock Plan.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2015 and July 4, 2014, (ii) the Condensed Consolidated Balance Sheets at July 3, 2015 and January 2, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and July 4, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and six months ended July 3, 2015. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 28, 2015	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

July 28, 2015	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer