Form 10-Q
period 2015-10-02
ANIXTER INTERNATIONAL INC
filed 2015-10-27
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 20, 2015, 32,970,320 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
(In millions, except per share amounts)		As Adjusted (See Note 2)		As Adjusted (See Note 2)
Net sales	$1,489.2	$1,438.0	$4,354.7	$4,055.2
Cost of goods sold	1,158.3	1,115.3	3,385.6	3,137.4
Gross profit	330.9	322.7	969.1	917.8
Operating expenses	252.7	240.2	767.1	688.1
Operating income	78.2	82.5	202.0	229.7
Other expense:
Interest expense	(15.8)	(10.3)	(42.7)	(29.4)
Other, net	(5.5)	(2.0)	(13.0)	(13.6)
Income from continuing operations before income taxes	56.9	70.2	146.3	186.7
Income tax expense from continuing operations	21.5	24.8	54.9	59.1
Net income from continuing operations	35.4	45.4	91.4	127.6
(Loss) income from discontinued operations before income taxes (1)	(3.1)	10.2	54.6	37.6
Income tax (benefit) expense from discontinued operations	(0.2)	3.1	23.0	11.5
Net (loss) income from discontinued operations	(2.9)	7.1	31.6	26.1
Net income	$32.5	$52.5	$123.0	$153.7
Income (loss) per share:
Basic:
Continuing operations	$1.06	$1.37	$2.75	$3.87
Discontinued operations	(0.09)	0.22	0.95	0.79
Net income	$0.97	$1.59	$3.70	$4.66
Diluted:
Continuing operations	$1.06	$1.36	$2.73	$3.83
Discontinued operations	(0.09)	0.21	0.95	0.78
Net income	$0.97	$1.57	$3.68	$4.61
Basic weighted-average common shares outstanding	33.3	33.1	33.2	33.0
Effect of dilutive securities:
Stock options and units	0.1	0.3	0.2	0.3
Diluted weighted-average common shares outstanding	33.4	33.4	33.4	33.3

Net income	$32.5	$52.5	$123.0	$153.7
Other comprehensive loss:
Foreign currency translation	$(35.2)	$(35.2)	$(73.8)	$(26.6)
Changes in unrealized pension cost, net of tax	0.7	—	5.8	(0.3)
Changes in fair market value of derivatives	—	(0.1)	(0.1)	(0.2)
Other comprehensive loss	(34.5)	(35.3)	(68.1)	(27.1)
Comprehensive (loss) income	$(2.0)	$17.2	$54.9	$126.6
(1) Includes $2.6 million loss on disposal and $39.7 million gain on disposal during the three and nine months ended October 2, 2015, respectively
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2015	January 2, 2015
(In millions, except share and per share amounts)		As Adjusted (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$614.9	$92.0
Accounts receivable (Includes $475.8 and $548.5 at October 2, 2015 and January 2, 2015, respectively, associated with securitization facility)	1,188.1	1,171.0
Inventories	881.9	859.0
Deferred income taxes	30.7	33.7
Other current assets	52.8	54.9
Current assets of discontinued operations	41.6	379.2
Total current assets	2,810.0	2,589.8
Property and equipment, at cost	298.2	305.3
Accumulated depreciation	(191.2)	(201.1)
Net property and equipment	107.0	104.2
Goodwill	572.4	582.3
Other assets	257.7	282.5
Long-term assets of discontinued operations	0.6	27.7
Total assets	$3,747.7	$3,586.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852.5	$738.5
Accrued expenses	194.3	183.2
Current liabilities of discontinued operations	26.2	108.8
Total current liabilities	1,073.0	1,030.5
Long-term debt (Includes $0.0 and $65.0 at October 2, 2015 and January 2, 2015, respectively, associated with securitization facility)	1,285.4	1,207.7
Other liabilities	188.8	215.1
Long-term liabilities of discontinued operations	4.5	0.2
Total liabilities	2,551.7	2,453.5
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,269,561 and 33,141,950 shares issued and outstanding at October 2, 2015 and January 2, 2015, respectively	33.3	33.1
Capital surplus	246.1	238.2
Retained earnings	1,122.7	999.7
Accumulated other comprehensive loss:
Foreign currency translation	(132.9)	(59.1)
Unrecognized pension liability, net	(73.2)	(79.0)
Unrealized gain on derivatives, net	—	0.1
Total accumulated other comprehensive loss	(206.1)	(138.0)
Total stockholders’ equity	1,196.0	1,133.0
Total liabilities and stockholders’ equity	$3,747.7	$3,586.5

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2015	October 3, 2014
(In millions)
Operating activities:
Net income	$123.0	$153.7
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax of $9.8	(47.1)	—
Depreciation	17.1	17.4
Amortization of intangible assets	15.8	6.3
Stock-based compensation	10.8	10.3
Accretion of debt discount	1.2	0.7
Amortization of deferred financing costs	1.1	1.1
Deferred income taxes	4.3	(2.8)
Excess income tax benefit from employee stock plans	(0.5)	(4.7)
Pension plan contributions	(23.3)	(14.6)
Pension plan expenses	8.6	3.4
Changes in current assets and liabilities, net	(20.5)	(98.7)
Other, net	3.2	(3.5)
Net cash provided by operating activities	93.7	68.6
Investing activities:
Proceeds from sale of business	381.0	—
Capital expenditures, net	(29.2)	(30.5)
Acquisition of business, net of cash acquired	2.2	(418.4)
Net cash provided by (used in) investing activities	354.0	(448.9)
Financing activities:
Proceeds from borrowings	643.6	1,161.9
Repayments of borrowings	(707.5)	(1,322.6)
Proceeds from issuance of Notes due 2023	345.6	—
Retirement of Notes due 2015	(200.0)	—
Term loan payments	(3.8)	—
Excess income tax benefit from employee stock plans	0.5	4.7
Proceeds from issuance of Notes due 2021	—	394.0
Proceeds from term loan	—	200.0
Retirement of Notes due 2014	—	(32.3)
Proceeds from stock options exercised	—	5.9
Deferred financing costs	—	(1.3)
Other	(1.0)	(1.7)
Net cash provided by financing activities	77.4	408.6
Increase in cash and cash equivalents	525.1	28.3
Effect of exchange rate changes on cash balances	(2.2)	2.5
Cash and cash equivalents at beginning of period	92.0	57.3
Cash and cash equivalents at end of period	$614.9	$88.1

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retroactively account for measurement-period adjustments to provisional amounts recognized in a business combination. Under the new guidance, the measurement-period adjustments must be recognized in the period in which adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance in the third quarter of fiscal year 2015.

Recently issued accounting pronouncements not yet adopted: In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets), which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Securities and Exchange Commission ("SEC") staff noted that ASU 2015-03 does not address when a company has debt issuance costs related to lines-of-credit arrangements, which may not have an outstanding balance. As a result, in June 2015, the FASB issued ASU 2015-15, Interest Imputation of Interest, which states that the SEC staff will not object to an entity presenting debt issuance costs related to lines-of-credit arrangements as an asset. These new updates are effective for our financial statements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of these updates is not expected to have a material impact on our consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). We are currently in the process of evaluating the transition methods and the impact of adoption of this ASU on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
(In millions)		As Adjusted (see Note 2)		As Adjusted (see Note 2)
Other, net:
Foreign exchange	$(4.5)	$(2.3)	$(10.5)	$(4.7)
Foreign exchange devaluations	—	—	(0.7)	(8.0)
Cash surrender value of life insurance policies	(0.5)	(0.3)	(0.5)	0.5
Other	(0.5)	0.6	(1.3)	(1.4)
Total other, net	$(5.5)	$(2.0)	$(13.0)	$(13.6)
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
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 200.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of the devaluation in the first quarter of 2015, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in "Other, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income.
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At October 2, 2015 and January 2, 2015, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive (Loss) Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At October 2, 2015 and January 2, 2015, the gross notional amount of foreign currency forward contracts outstanding was approximately $237.1 million and $222.9 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at October 2, 2015 and January 2, 2015, the net notional amount of the foreign currency forward contracts outstanding was approximately $148.3 million and $121.9 million, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in "Accumulated other comprehensive income (loss)" ("AOCI") which are also reported in "Other comprehensive loss" on the Condensed Consolidated Statements of Comprehensive (Loss) Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 7. "Pension Plans" for pension related amounts reclassified into net income.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. On June 1, 2015, we closed the sale of the Fasteners business to AIP, excluding certain foreign locations, resulting in initial cash proceeds of $358.0 million. In accordance with the asset purchase agreement, the sale of the Fastener businesses in several countries is anticipated to be completed by the end of the first quarter of 2016. Therefore, these assets and liabilities are classified as "Discontinued Operations." The components of the results from discontinued operations reflected in our Condensed Consolidated Statements of Cash Flows were immaterial. In the third quarter of 2015, in accordance with the terms of the agreement, AIP paid $10.0 million of the purchase price upon its acceptance of a stand-alone data center established by the parties. Also, in the third quarter of 2015, based on the preliminary calculation of the post-closing adjustment to the purchase price under the agreement, we reduced the receivable due from AIP by $1.0 million and recorded a reduction to the gain on the sale. We received a $13.0 million cash payment from AIP in prepayment of the post-closing adjustment during the third quarter of 2015, leaving a $0.9 million receivable due from AIP outstanding as of October 2, 2015. Including transaction related costs of $17.2 million, the sale resulted in a pre-tax gain of $39.7 million ($29.9 million, net of tax). This transaction gives us a sharper strategic focus on our core Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") segments and provides additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.

The assets and liabilities and operating results of the Fasteners business for the nine months ended October 2, 2015 are presented as "Discontinued Operations" in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification.

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. The allocated interest costs were $1.0 million in the third quarter of 2014, and $1.1 million and $3.1 million for the nine months ended October 2, 2015 and October 3, 2014, respectively. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the respective periods.
In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million for the nine months ended October 2, 2015.

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Net sales	$7.6	$228.6	$405.4	$721.2
Operating (loss) income	$(1.6)	$11.6	$15.5	$42.4
(Loss) income from discontinued operations before income taxes	$(0.5)	$10.2	$14.9	$37.6
(Loss) gain on sale of discontinued operations	$(2.6)	$—	$39.7	$—
Income tax (benefit) expense from discontinued operations	$(0.2)	$3.1	$23.0	$11.5
Net (loss) income from discontinued operations	$(2.9)	$7.1	$31.6	$26.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As reflected on our Condensed Consolidated Balance Sheets as of October 2, 2015 and January 2, 2015, the components of assets and liabilities of the Fasteners businesses classified as "Discontinued Operations" are as follows:

(In millions)	October 2, 2015	January 2, 2015
Assets of discontinued operations:
Accounts receivable	$34.5	$158.2
Inventories	0.9	213.8
Net property and equipment	—	16.8
Other assets	6.8	18.1
Total assets of discontinued operations	$42.2	$406.9

Liabilities of discontinued operations:
Accounts payable	$21.0	$92.8
Accrued expenses	5.1	16.0
Other liabilities	4.6	0.2
Total liabilities of discontinued operations	$30.7	$109.0

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
The following table sets forth the purchase price allocation, as of the acquisition date, for Tri-Ed. The purchase price allocation and valuation of the acquired intangible assets and related deferred tax liabilities was completed in the third quarter of 2015.

(In millions)
Cash	$11.6
Current assets, net	203.9
Property and equipment	2.7
Goodwill	242.2
Intangible assets	166.8
Current liabilities	(143.3)
Non-current liabilities	(56.1)
Total purchase price	$427.8
All Tri-Ed goodwill, other assets and liabilities were recorded in the ECS reportable segment. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Tri-Ed’s products with our existing product offerings. Other than $12.2 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	October 3, 2014	October 3, 2014
Net sales	$1,566.9	$4,474.9
Net income from continuing operations	$50.7	$134.4
Income per share from continuing operations:
Basic	$1.53	$4.07
Diluted	$1.52	$4.03

Since the date of acquisition, the Tri-Ed results are reflected in our Condensed Consolidated Financial Statements. For the nine months ended October 2, 2015, Tri-Ed added approximately $462 million of revenue and $18 million in operating income, to our consolidated results.

NOTE 4. RESTRUCTURING AND OTHER CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. In the second quarter of 2015, we recorded a pre-tax charge of $3.1 million and $2.2 million in our ECS and W&C segments, respectively, for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we are taking to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. This charge is included in "Operating expenses" in our Condensed Consolidated Statements of Comprehensive (Loss) Income for the nine months ended October 2, 2015. The majority of the remaining accrual related to this charge of $2.9 million as of October 2, 2015 is expected to be paid by the second quarter of 2016.
The second quarter of 2015 includes a write off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, $1.0 million of acquisition and integration costs and $0.4 million related to pension divestiture costs.
Acquisition and integration costs were $8.1 million in the third quarter of 2015 and $9.1 million for the nine months ended October 2, 2015.

NOTE 5. INCOME TAXES
Our effective tax rate from continuing operations for the third quarter of 2015 was 37.8% compared to 35.4% in the prior year period. The prior year period included a net tax benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. Other differences in the comparable tax rate relate to our worldwide country mix of income.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our effective tax rate from continuing operations for the nine months ended October 2, 2015 was 37.5% compared to 31.7% in the prior year period. The prior year period included a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. Other differences in the comparable tax rate relate to our worldwide country mix of income. Our nine months ended October 2, 2015 effective tax rate differs from the U.S. federal statutory rate primarily as a result of U.S. state taxes and our worldwide country mix of income.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our nine months ended October 2, 2015 results include, as a component of discontinued operations, $10.3 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

NOTE 6. DEBT
Debt is summarized below:

(In millions)	October 2, 2015	January 2, 2015
Long-term debt:
Senior notes due 2021	$394.7	$394.2
Senior notes due 2019	346.6	345.9
Senior notes due 2023	345.7	—
Term loan	195.0	198.8
Accounts receivable securitization facility	—	65.0
Revolving lines of credit	—	—
Senior notes due 2015	—	200.0
Other	3.4	3.8
Total long-term debt	$1,285.4	$1,207.7
At October 2, 2015, our total carrying value and estimated fair value of debt outstanding was $1,285.4 million and $1,311.6 million, respectively. This compares to a carrying value and estimated fair value at January 2, 2015 of $1,207.7 million and $1,243.8 million, respectively. The estimated fair value of our debt instruments is measured using observable market information which would be considered Level 2 inputs as described in the fair value accounting guidance on fair value measurements. Our weighted-average cost of borrowings was 5.3% and 4.7% for the three months ended October 2, 2015 and October 3, 2014, respectively, and 4.9% and 4.7% for the nine months ended October 2, 2015 and October 3, 2014, respectively.
Senior Notes Due 2023
On August 18, 2015, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2023 ("Notes due 2023"). The Notes due 2023 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $4.4 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2023 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $1.7 million of issuance costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2023 pay interest semi-annually at a rate of 5.50% per annum and will mature on March 1, 2023. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2023 at a price equal to 100% of the principal amount plus a "make whole" premium. If we experience certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2023 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used to partially finance the acquisition of the HD Supply Power Solutions Business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc., as described in Note 12. "Subsequent Events". We fully and unconditionally guarantee the Notes due 2023, which are unsecured obligations of Anixter Inc.

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
Subsequent to October 2, 2015, we retired the $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement and repaid the $200.0 million term loan. See Note 12. "Subsequent Events" for further information.
Accounts Receivable Securitization Program
Under our accounts receivable securitization program, we sold, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to Anixter Receivables Corporation ("ARC"), which is considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). We had the authority to direct the activities of the VIE and, as a result, we concluded that we maintained control of the VIE, were the primary beneficiary (as defined by accounting guidance) and, therefore, consolidated the account balances of ARC. As of October 2, 2015 and January 2, 2015, $475.8 million and $548.5 million of our receivables were sold to ARC, respectively. ARC in turn assigned a collateral interest in these receivables to a financial institution for proceeds up to $300 million. The assets of ARC were not available to us until all obligations of ARC were satisfied in the event of bankruptcy or insolvency proceedings. This facility was retired subsequent to October 2, 2015, as described in Note 12. "Subsequent Events".

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
In the third quarter of 2015, Anixter Inc. amended the Anixter Inc. Pension Plan in the United States whereby employees first hired or rehired on or after July 1, 2015 are no longer eligible to participate in the Anixter Inc. Pension Plan. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic pension cost (benefit) are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$1.1	$1.2	$1.7	$1.4	$2.8	$2.6
Interest cost	2.4	2.8	2.3	2.7	4.7	5.5
Expected return on plan assets	(3.1)	(3.5)	(2.6)	(3.1)	(5.7)	(6.6)
Net amortization (a)	0.2	(0.6)	0.7	0.3	0.9	(0.3)
Net periodic cost (benefit)	$0.6	$(0.1)	$2.1	$1.3	$2.7	$1.2

	Nine Months Ended
	Domestic		Foreign		Total
(In millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$4.1	$3.6	$5.0	$4.4	$9.1	$8.0
Interest cost	9.1	8.1	6.9	8.1	16.0	16.2
Expected return on plan assets	(11.9)	(10.4)	(7.9)	(9.5)	(19.8)	(19.9)
Net amortization (a)	1.1	(1.7)	2.2	0.9	3.3	(0.8)
Net periodic cost (benefit)	$2.4	$(0.4)	$6.2	$3.9	$8.6	$3.5
(a) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
We guarantee, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than consolidated Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2015	January 2, 2015
(In millions)		As Adjusted (see Note 2)
Assets:
Current assets	$2,767.7	$2,210.2
Current assets of discontinued operations	41.6	379.2
Property, equipment and capital leases, net	116.6	114.7
Goodwill	572.4	582.3
Other assets	257.7	282.5
Long-term assets of discontinued operations	0.6	27.7
	$3,756.6	$3,596.6
Liabilities and Stockholder’s Equity:
Current liabilities	$1,047.2	$921.3
Current liabilities of discontinued operations	26.2	108.8
Subordinated notes payable to parent	—	1.5
Long-term debt	1,298.5	1,221.8
Other liabilities	186.4	212.2
Long-term liabilities of discontinued operations	4.5	0.2
Stockholder’s equity	1,193.8	1,130.8
	$3,756.6	$3,596.6
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
(In millions)		As Adjusted (see Note 2)		As Adjusted (see Note 2)
Net sales	$1,489.2	$1,438.0	$4,354.7	$4,055.2
Operating income	$79.7	$83.9	$206.4	$233.9
Income from continuing operations before income taxes	$58.2	$71.4	$149.9	$190.1
Net (loss) income from discontinued operations	$(2.9)	$7.1	$31.6	$26.1
Net income	$33.1	$53.2	$125.3	$155.9
Comprehensive (loss) income	$(1.4)	$17.9	$57.2	$128.8

NOTE 9. STOCKHOLDERS' EQUITY
At the end of the third quarter of 2015, there were 1.7 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units is amortized over the respective vesting period representing the requisite service period, generally three to four years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
We did not grant any stock units to employees during the three months ended October 2, 2015. During the nine months ended October 2, 2015, we granted 181,665 stock units to employees, with a weighted-average grant-date fair value of $14.3 million. During the three and nine months ended October 2, 2015, we granted directors 9,585 and 23,642 stock units, respectively, with a weighted-average grant-date fair value of $0.5 million and $1.5 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2015 and 2014, the antidilutive stock options and units were immaterial.

NOTE 10. LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of October 2, 2015, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 11. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions and electrical and electronic wire and cable products. We have identified Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") as reportable segments. As discussed in Note 2. "Discontinued Operations", beginning in the second quarter of 2015, the Fasteners segment has been classified as "Discontinued Operations" for all periods. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are billed to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses are reported in the corporate segment as they historically had been allocated to the Fasteners segment but are not considered directly related to the discontinued operations. For the three and nine months ended October 2, 2015, Corporate includes $9.1 million of acquisition and integration costs. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis. Intercompany transactions are not significant.
Segment Financial Information
Segment information for the three and nine months ended October 2, 2015 and October 3, 2014 are as follows:

(In millions)
Third Quarter of 2015	ECS	W&C	Corporate	Total
Net sales	$1,035.4	$453.8	$—	$1,489.2
Operating income	$61.8	$28.6	$(12.2)	$78.2

Third Quarter of 2014 (As Adjusted, see Note 2)	ECS	W&C	Corporate	Total
Net sales	$903.9	$534.1	$—	$1,438.0
Operating income	$46.7	$38.7	$(2.9)	$82.5

Nine Months of 2015	ECS	W&C	Corporate	Total
Net sales	$2,952.8	$1,401.9	$—	$4,354.7
Operating income	$140.3	$79.8	$(18.1)	$202.0

Nine Months of 2014 (As Adjusted, see Note 2)	ECS	W&C	Corporate	Total
Net sales	$2,514.7	$1,540.5	$—	$4,055.2
Operating income	$129.8	$108.7	$(8.8)	$229.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reportable segments during the nine months ended October 2, 2015:

(In millions)	ECS	W&C	Total
Balance at January 2, 2015	$403.4	$178.9	$582.3
Acquisition related (a)	(1.3)	—	(1.3)
Foreign currency translation	(7.2)	(1.4)	(8.6)
Balance at October 2, 2015	$394.9	$177.5	$572.4
(a) In the second and third quarters of 2015, we recorded immaterial increases in goodwill related to the purchase price allocation for the acquisition of Tri-Ed.

NOTE 12. SUBSEQUENT EVENTS

Business Combination

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Inc. and Anixter Canada Inc., completed the acquisition of the HD Supply Power Solutions Business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc. pursuant to the terms and conditions set forth in the Purchase Agreement dated July 15, 2015, in which we agreed to acquire the equity interest of certain subsidiaries of HD Supply, Inc. and certain assets that comprise the HD Supply Power Solutions Business ("Power Solutions") in exchange for $836.4 million (net of cash and outstanding checks of $12.8 million and a preliminary unfavorable net working capital adjustment of $24.2 million) (the "Acquisition"). The Acquisition was financed using borrowings under the Notes due 2023, the new financing arrangements described below and cash on hand.

New Financing

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Inc., ARC and Anixter Canada Inc., entered into certain financing transactions in connection with the consummation of the Acquisition, including a U.S. accounts receivable asset based five-year revolving credit facility in an aggregate committed amount of $600.0 million ("New Receivables Facility"), a U.S. inventory asset based five-year revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility") for a U.S. combined commitment of $750.0 million ("Combined Commitment"). Additionally, we entered into a Canadian term loan facility in Canada in an aggregate principal amount of $300.0 million Canadian Dollars, the equivalent to approximately $225.0 million, with a five year maturity ("Canadian Term Loan"). In connection with these financing transactions, we expect to incur approximately $5.6 million in financing transaction costs, of which approximately $4.4 million is expected to be capitalized as debt issuance costs and amortized through maturity using the straight-line method, and approximately $1.2 million is expected to be expensed as incurred. These financing arrangements are described in greater detail below.

New Receivables Facility

On October 5, 2015, we, through our wholly-owned subsidiary, ARC, entered into a New Receivables Facility, which is a receivables based five-year revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the New Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by the Company.

The New Receivables Facility has a borrowing base of 85% of eligible receivables, subject to certain reserves.

In connection with the entry into the New Receivables Facility, Anixter Inc. and ARC terminated its existing Second Amended and Restated Receivables Purchase Agreement (the "RPA").

In connection with the entry into the New Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the New Receivables Facility and the termination of the RPA, and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Acquisition (the "Power Solutions Subsidiaries").

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foregoing descriptions of the New Receivables Facility and the Amended and Restated RSA do not purport to be complete and are qualified in their entirety by reference to the New Receivables Facility and the Amended and Restated RSA.

Inventory Facility

On October 5, 2015, we and certain of our wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending five-year revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by the Company.

The Inventory Facility has a borrowing base, (a) with respect to appraised eligible domestic inventory, of the lesser of (i) 85% of the net orderly liquidation value of such inventory and (ii) 75% of book value of such inventory, plus, (b) with respect to eligible domestic inventory not appraised, 40% of the net orderly liquidation value of such inventory, less (c) certain reserves.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Inventory Facility.

The New Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

The Combined Facilities drawn pricing will range from LIBOR plus 125 basis points when the combined unused availability (the "Combined Availability") under the Combined Facilities is greater than $500 million to LIBOR plus 175 basis points when Combined Availability is less than $250 million. Undrawn fees will be 25 basis points if greater than/equal to 50% of the Combined Commitment is drawn and 37.5 basis points if less than 50% of the Combined Commitment is drawn.

Acquisitions and restricted payments will be permitted, subject to, among other things, (i) Combined Availability of at least $150.0 million after giving pro forma effect to any acquisition or restricted payment or (ii) (a) Combined Availability of at least $112.5 million and (b) maintenance of a minimum fixed charge coverage ratio of at least 1.1x, after giving pro forma effect to the acquisition or restricted payment.

The Combined Facilities provides for customary representations and warranties and customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the facility, covenant defaults, cross-defaults to other agreements evidencing material indebtedness, certain judgments and events of bankruptcy.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the New Receivables Facility and Inventory Facility.

Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian Dollars (equivalent to approximately $225.0 million) Canadian Term Loan. The Canadian Term Loan is and will be guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan is secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries (the "Borrowing Group").

The Canadian Term Loan will have a five year maturity. The drawn pricing will range from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortizes 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5.

The Borrowing Group initially will be subject to a maximum leverage ratio of 4.25x and a minimum fixed charge coverage ratio of 3.0x.

The Canadian Term Loan provides for customary representations and warranties and customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the facility, covenant defaults, cross-defaults to other agreements evidencing material indebtedness, certain judgments and events of bankruptcy.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retirement of Debt

In connection with the new financing arrangements described above, on October 5, 2015, we terminated our $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement and repaid our borrowings under the $200.0 million term loan. In connection with the termination of these facilities and repayment of the $200.0 million term loan, we expect to incur a $0.9 million loss on the extinguishment of debt in the fourth quarter of 2015, representing a write-off of a portion of unamortized debt issuance costs. The remaining unamortized debt issuance costs will be amortized through maturity of the new financing arrangements using the straight-line method.

ANIXTER INTERNATIONAL INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition and results of operations for the three and nine months ended October 2, 2015 as compared to the corresponding periods in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 2, 2015.

The assets and liabilities and operating results of the Fasteners business for the three and nine months ended October 2, 2015 are presented as "Discontinued Operations" in our Condensed Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification.
Third Quarter and Year-to-Date 2015 and 2014 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
		As Adjusted		As Adjusted
Net sales	$1,489.2	$1,438.0	$4,354.7	$4,055.2
Gross profit	330.9	322.7	969.1	917.8
Operating expenses	252.7	240.2	767.1	688.1
Operating income	78.2	82.5	202.0	229.7
Other expense:
Interest expense	(15.8)	(10.3)	(42.7)	(29.4)
Other, net	(5.5)	(2.0)	(13.0)	(13.6)
Income from continuing operations before income taxes	56.9	70.2	146.3	186.7
Income tax expense from continuing operations	21.5	24.8	54.9	59.1
Net income from continuing operations	35.4	45.4	91.4	127.6
Net (loss) income from discontinued operations	(2.9)	7.1	31.6	26.1
Net income	$32.5	$52.5	$123.0	$153.7
Diluted income (loss) per share:
Continuing operations	$1.06	$1.36	$2.73	$3.83
Discontinued operations	(0.09)	0.21	0.95	0.78
Net income	$0.97	$1.57	$3.68	$4.61
Executive Overview
Third Quarter Highlights
Our Enterprise Cabling & Security Solutions ("ECS") segment achieved record quarterly sales of $1,035.4 million, a 14.5% increase from the prior year quarter, reflecting the Tri-Ed acquisition and an acceleration in our EMEA and emerging markets geographies. Strong volume growth combined with effective expense management led to increased margin in ECS. Our Electrical and Electronic Wire & Cable ("W&C") segment experienced weaker trends, reflecting lower copper prices as well as exposure to energy and weaker industrial projects.
Additional highlights of the quarter included:

•Sales of $1,489.2 million, up 3.6%, reflecting 0.7% organic growth;
•ECS organic sales growth of 4.0%;

ANIXTER INTERNATIONAL INC.

Acquisition and Divestiture of Businesses

During the second quarter, we closed the sale of the Fasteners business to AIP, excluding certain foreign locations, resulting in initial cash proceeds of $358.0 million. In the third quarter of 2015, in accordance with the terms of the agreement, AIP paid $10.0 million of the purchase price upon its acceptance of a stand-alone data center established by the parties. Also, in the third quarter of 2015, based on the preliminary calculation of the post-closing adjustment to the purchase price under the agreement, we reduced the receivable due from AIP by $1.0 million and recorded a reduction to the gain on the sale. We received a $13.0 million cash payment from AIP in prepayment of the post-closing adjustment during the third quarter of 2015, leaving a $0.9 million receivable due from AIP outstanding as of October 2, 2015. Including transaction related costs of $17.2 million, the sale resulted in a pre-tax gain of $39.7 million ($29.9 million, net of tax). This transaction gives us a sharper strategic focus on our core ECS and W&C segments and provides additional financial flexibility to build on these strong global platforms through organic investments or strategic acquisitions.
Subsequent to the quarter, on October 5, 2015, we completed the acquisition of the HD Supply Power Solutions Business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc. pursuant to the terms and conditions set forth in the Purchase Agreement dated July 15, 2015, in which we agreed to acquire the equity interest of certain subsidiaries of HD Supply, Inc. and certain assets that comprise the HD Supply Power Solutions Business ("Power Solutions") in exchange for $836.4 million (net of cash and outstanding checks of $12.8 million and a preliminary unfavorable net working capital adjustment of $24.2 million) (the "Acquisition"). The Acquisition was financed using borrowings under the Senior notes due 2023 ("Notes due 2023"), new financing arrangements described in Note 12. "Subsequent Events" in the Notes to the Condensed Consolidated Financial Statements and cash on hand. Power Solutions reported fiscal 2014 revenue of $1.9 billion and adjusted EBITDA of $79 million. The acquisition is expected to be accretive to earnings by $0.50 - $0.60 in fiscal year 2016, exclusive of transaction and one-time integration expenses.
The ongoing integration of the Tri-Ed business delivered expected synergies to the combined security business in the first full year post-closing. With the closing of the Power Solutions acquisition, our focus will be on the successful integration of this business to maximize the significant synergy opportunities.
Strategy Update and Business Outlook
In addition to solid execution in the business in a challenging macro environment, the current quarter was marked by significant progress on our strategic goals. Power Solutions represents the largest acquisition in Anixter's history and transforms Anixter into one of the leading North American electrical distribution platforms, enhances our competitive position in the electrical wire and cable business and further strengthens our overall customer and supplier value proposition. The strategic actions we have completed over the last 5 quarters, including the acquisition of Tri-Ed, the sale of Fasteners and the acquisition of Power Solutions, position Anixter as a leading global competitor in each of our businesses, provide a platform for substantial and sustainable long term growth, and will enable us to maximize shareholder value in both the near term and the long term.
Based on current backlog trends, we believe that momentum in our security and network infrastructure businesses will continue in the fourth quarter. While our W&C business continues to be impacted by macro-economic headwinds, including lower copper and oil prices, the acquisition of Power Solutions is a critical strategic step to increase the competitiveness and profitable growth of this business going forward. With year-to-date 2015 organic sales growth from continuing operations of 2.1%, we expect our full year organic sales growth to be in the 1.5% - 2.5% range.
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP basis and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Beginning in 2015, we calculate the year-over-year organic sales growth impact relating to the Tri-Ed acquisition by including their 2014 results prior to the acquisition with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been achieved. From time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.

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
In the third quarter of 2015, we recorded $8.1 million ($5.0 million, net of tax) of acquisition and integration costs related to the Power Solutions acquisition. In the second quarter of 2015, we recorded $14.1 million ($8.9 million, net of tax) of expense, which includes $5.3 million of restructuring costs, a write-off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to pension divestiture costs. In the first quarter of 2015, we recorded $0.7 million ($0.4 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar.
In the third quarter of 2014, we recorded $6.0 million ($5.0 million, net of tax) of acquisition and integration costs related to the Tri-Ed acquisition and a net benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. The second quarter of 2014 includes a net tax benefit of $2.0 million primarily related to the reversal of a deferred tax valuation allowance in Europe. In the first quarter of 2014, we recorded $8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso. We also recorded a net tax benefit of $4.9 million in the first quarter of 2014 primarily related to the reversal of deferred income tax valuation allowances in Europe.

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended October 2, 2015 and October 3, 2014:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
		As Adjusted		As Adjusted
	Favorable / (Unfavorable)
Items impacting operating income:
Restructuring charge	$—	$—	$(5.3)	$—
Write-off of capitalized software	—	—	(3.1)	—
Venezuelan customer bad debt expense	—	—	(2.6)	—
Dilapidation provision	—	—	(1.7)	—
Acquisition and integration costs	(8.1)	(5.7)	(9.1)	(5.7)
Pension divestiture costs	—	—	(0.4)	—
Total of items impacting operating income	$(8.1)	$(5.7)	$(22.2)	$(5.7)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	$—	$—	$(0.7)	$(8.0)
Acquisition financing costs	—	(0.3)	—	(0.3)
Total of items impacting other expenses	$—	$(0.3)	$(0.7)	$(8.3)
Total of items impacting pre-tax income	$(8.1)	$(6.0)	$(22.9)	$(14.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	$3.1	$1.0	$8.6	$3.7
Primarily reversal of deferred income tax valuation allowances	—	—	—	6.9
Tax benefits related to closing prior tax years	—	1.9	—	1.9
Total of items impacting income taxes	$3.1	$2.9	$8.6	$12.5
Net income impact of these items	$(5.0)	$(3.1)	$(14.3)	$(1.5)
Diluted EPS impact of these items	$(0.15)	$(0.10)	$(0.43)	$(0.05)
Operating income in the third quarter of 2014 was impacted by the Tri-Ed acquisition and integration costs of $5.7 million, which were allocated to ECS. The items impacting operating income by segment for the three and nine months ended October 2, 2015 are reflected in the table below.

Items Impacting Comparability of Operating Income by Segment:
	Three Months Ended October 2, 2015
(In millions)	ECS	W&C	Corporate	Total
	Favorable / (Unfavorable)
Acquisition and integration costs	$—	$1.0	$(9.1)	$(8.1)
Total of items impacting operating income	$—	$1.0	$(9.1)	$(8.1)

	Nine Months Ended October 2, 2015
(In millions)	ECS	W&C	Corporate	Total
	Favorable / (Unfavorable)
Restructuring charge	$(3.0)	$(2.2)	$(0.1)	$(5.3)
Write-off of capitalized software	(1.9)	(0.9)	(0.3)	(3.1)
Venezuelan customer bad debt expense	(2.6)	—	—	(2.6)
Dilapidation provision	(0.9)	(0.8)	—	(1.7)
Acquisition and integration costs	—	—	(9.1)	(9.1)
Pension divestiture costs	(0.3)	(0.1)	—	(0.4)
Total of items impacting operating income	$(8.7)	$(4.0)	$(9.5)	$(22.2)

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Reconciliation to most directly comparable GAAP financial measure:		As Adjusted		As Adjusted
Net income from continuing operations - Non-GAAP	$40.4	$48.5	$105.7	$129.1
Items impacting net income from continuing operations	(5.0)	(3.1)	(14.3)	(1.5)
Net income from continuing operations - GAAP	$35.4	$45.4	$91.4	$127.6

Diluted EPS from continuing operations – Non-GAAP	$1.21	$1.46	$3.16	$3.88
Diluted EPS impact of these items from continuing operations	(0.15)	(0.10)	(0.43)	(0.05)
Diluted EPS from continuing operations – GAAP	$1.06	$1.36	$2.73	$3.83
The Tri-Ed acquisition was accounted for as a purchase and its respective results of operations are included in the Condensed Consolidated Financial Statements from the date of the acquisition. Had this acquisition occurred at the beginning of fiscal 2014, our third quarter 2014 pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been $1,566.9 million, $50.7 million, and $1.52, respectively, as compared to reported results of $1,438.0 million, $45.4 million, and $1.36, respectively. Excluding the unfavorable impact of items impacting net income from continuing operations of $3.1 million as described above, the third quarter 2014 pro forma diluted income per share from continuing operations would have been $1.62, as compared to the non-GAAP diluted earnings per share from continuing operations of $1.46 in the reconciliation above.
Had this acquisition occurred at the beginning of fiscal 2014, our nine months ended October 3, 2014 pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been $4,474.9 million, $134.4 million, and $4.03, respectively, as compared to reported results of $4,055.2 million, $127.6 million, and $3.83, respectively. Excluding the unfavorable impact of items impacting net income from continuing operations of $1.5 million as described above, the nine months ended October 3, 2014 pro forma diluted income per share from continuing operations would have been $4.08, as compared to the non-GAAP diluted earnings per share from continuing operations of $3.88 in the reconciliation above. For further pro forma information regarding Tri-Ed, refer to Note 3. "Business Combination" in the Notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended October 2, 2015				Three Months Ended October 3, 2014
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Enterprise Cabling and Security Solutions					As Adjusted
North America	$797.6	$17.0	$—	$814.6	$692.3	$128.4	$820.7	(0.7)%
Europe	87.6	9.9	—	97.5	83.3	—	83.3	16.9%
Emerging Markets	150.2	12.1	—	162.3	128.3	0.5	128.8	26.0%
ECS	$1,035.4	$39.0	$—	$1,074.4	$903.9	$128.9	$1,032.8	4.0%

Electrical and Electronic Wire and Cable
North America	$335.6	$15.1	$21.3	$372.0	$396.5	$—	$396.5	(6.2)%
Europe	65.7	5.9	1.7	73.3	75.5	—	75.5	(3.0)%
Emerging Markets	52.5	3.3	1.9	57.7	62.1	—	62.1	(7.1)%
W&C	$453.8	$24.3	$24.9	$503.0	$534.1	$—	$534.1	(5.8)%

Total	$1,489.2	$63.3	$24.9	$1,577.4	$1,438.0	$128.9	$1,566.9	0.7%

Geographic Sales
North America	$1,133.2	$32.1	$21.3	$1,186.6	$1,088.8	$128.4	$1,217.2	(2.5)%
Europe	153.3	15.8	1.7	170.8	158.8	—	158.8	7.5%
Emerging Markets	202.7	15.4	1.9	220.0	190.4	0.5	190.9	15.2%
Total	$1,489.2	$63.3	$24.9	$1,577.4	$1,438.0	$128.9	$1,566.9	0.7%

ECS – Sales of $1,035.4 million compares to $903.9 million in the prior year period, a 14.5% increase, driven by an increase in security sales resulting from the Tri-Ed acquisition and strength in our emerging markets and EMEA regions. ECS organic sales increased by 4.0%, adjusting for the $39.0 million unfavorable impact from foreign exchange on current quarter sales and the $128.9 million favorable impact from the Tri-Ed acquisition.
Record quarter ECS security sales of $402.4 million, which represents approximately 39% of total segment sales, increased 40.0% from the prior year quarter. Adjusted for the acquisition impact of Tri-Ed and the $13.8 million negative currency impact, organic security sales growth was flat.
W&C – Sales of $453.8 million compares to $534.1 million in the prior year period, a 15.0% decrease. Excluding the $24.3 million unfavorable impact from foreign exchange and the $24.9 million unfavorable impact from lower average copper prices, organic sales decreased by 5.8%, reflecting slower sales growth in all regions.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Nine Months Ended October 2, 2015				Nine Months Ended October 3, 2014
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Enterprise Cabling and Security Solutions					As Adjusted
North America	$2,313.2	$40.5	$—	$2,353.7	$1,874.3	$417.7	$2,292.0	2.7%
Europe	254.1	32.4	—	286.5	249.6	—	249.6	14.7%
Emerging Markets	385.5	26.3	—	411.8	390.8	2.0	392.8	4.8%
ECS	$2,952.8	$99.2	$—	$3,052.0	$2,514.7	$419.7	$2,934.4	4.0%

Electrical and Electronic Wire and Cable
North America	$1,019.4	$36.8	$43.0	$1,099.2	$1,100.1	$—	$1,100.1	(0.1)%
Europe	201.6	20.2	2.7	224.5	246.2	—	246.2	(8.8)%
Emerging Markets	180.9	7.4	3.9	192.2	194.2	—	194.2	(1.1)%
W&C	$1,401.9	$64.4	$49.6	$1,515.9	$1,540.5	$—	$1,540.5	(1.6)%

Total	$4,354.7	$163.6	$49.6	$4,567.9	$4,055.2	$419.7	$4,474.9	2.1%

Geographic Sales
North America	$3,332.6	$77.3	$43.0	$3,452.9	$2,974.4	$417.7	$3,392.1	1.8%
Europe	455.7	52.6	2.7	511.0	495.8	—	495.8	3.1%
Emerging Markets	566.4	33.7	3.9	604.0	585.0	2.0	587.0	2.9%
Total	$4,354.7	$163.6	$49.6	$4,567.9	$4,055.2	$419.7	$4,474.9	2.1%

ECS – Sales of $2,952.8 million compares to $2,514.7 million in the prior year period, a 17.4% increase, driven by an increase in security sales resulting from the Tri-Ed acquisition and strength in all regions. ECS organic sales increased by 4.0%, adjusting for the $99.2 million unfavorable impact from foreign exchange on current year sales and the $419.7 million favorable impact from the Tri-Ed acquisition.
Record ECS security sales for the nine months ended October 2, 2015 of $1,168.9 million, which represents approximately 40% of total segment sales, increased 60.0% from the prior year period. Adjusted for the acquisition impact of Tri-Ed and the $35.1 million negative currency impact, organic security sales growth was 4.7%.
W&C – Sales of $1,401.9 million compares to $1,540.5 million in the prior year period, a 9.0% decrease. Excluding the $64.4 million unfavorable impact from foreign exchange and the $49.6 million unfavorable impact from lower average copper prices, organic sales decreased by 1.6%, reflecting slower sales growth in all regions.
Gross Margin
Gross margin of 22.2% in the current quarter compares to 22.4% in the prior year quarter. On a year-to-date basis, gross margin in the first nine months of 2015 of 22.3% compares to 22.6% in the prior year period. The lower gross margin reflects the impact of the Tri-Ed acquisition with its lower security product gross margin.
Operating Expenses
Operating expense of $252.7 million in the third quarter of 2015 compares to $240.2 million in the prior year quarter. The third quarter of 2015 and 2014 include $8.1 million and $5.7 million, respectively, of acquisition and integration costs associated with the Power Solutions and Tri-Ed acquisitions. Excluding these costs as well as a favorable $10.3 million impact of foreign currency, and including $14.8 million of pro forma Tri-Ed expenses in the prior year quarter, adjusted operating expense would have increased by 2.3%. In addition to a volume-related operating expense increase, current quarter operating expense includes the year-over-year incremental impact of approximately $3.6 million from the previously disclosed higher pension and other employee benefit costs. Further adjusting for this, adjusted operating expense would have increased 0.9%.
Operating expense of $767.1 million for the nine months ended October 2, 2015 compares to $688.1 million for the nine months ended October 3, 2014. We recognized $22.2 million of various pre-tax charges during the nine months ended October

ANIXTER INTERNATIONAL INC.

2, 2015, including a restructuring charge of $5.3 million, reflecting actions we are taking to improve efficiencies and eliminate stranded costs in the business. In addition, we also recognized charges to write off $3.1 million of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of bad debt expense related to a customer in Venezuela, a $1.7 million dilapidation provision related to our leasehold properties, $9.1 million of acquisition and integration costs associated with the Power Solutions acquisition and $0.4 million related to pension divestiture costs. During the nine months ended October 3, 2014, we recognized $5.7 million of acquisition and integration costs associated with the Tri-Ed acquisition. Excluding these costs as well as a favorable $28.2 million impact of foreign currency, and including $62.4 million of pro forma Tri-Ed expenses in the prior year, adjusted operating expense would have increased by 3.8%. In addition to a volume-related operating expense increase, year-to-date operating expense includes the year-over-year incremental impact of approximately $11.3 million from the previously disclosed higher pension and other employee benefit costs. Further adjusting for this, adjusted operating expense would have increased 2.3%.
Operating Income (Loss)

	Three Months Ended				Nine Months Ended
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Operating income, 2015	$61.8	$28.6	$(12.2)	$78.2	$140.3	$79.8	$(18.1)	$202.0
Operating income, 2014 (As Adjusted)	46.7	38.7	(2.9)	82.5	129.8	108.7	(8.8)	229.7
$ Change	$15.1	$(10.1)	$(9.3)	$(4.3)	$10.5	$(28.9)	$(9.3)	$(27.7)
% Change	32.4%	(26.0)%	315.0%	(5.1)%	8.1%	(26.5)%	106.0%	(12.0)%

Items impacting operating income in 2015	$—	$1.0	$(9.1)	$(8.1)	$(8.7)	$(4.0)	$(9.5)	$(22.2)
Adjusted operating income, 2015 (Non-GAAP)	$61.8	$27.6	$(3.1)	$86.3	$149.0	$83.8	$(8.6)	$224.2

Items impacting operating income in 2014	$(5.7)	$—	$—	$(5.7)	$(5.7)	$—	$—	$(5.7)
Adjusted operating income, 2014 (Non-GAAP)	$52.4	$38.7	$(2.9)	$88.2	$135.5	$108.7	$(8.8)	$235.4

Adjusted % Change (Non-GAAP)	17.9%	(28.7)%	5.3%	(2.2)%	9.9%	(22.8)%	(1.4)%	(4.8)%
ECS – ECS adjusted operating income of $61.8 million for the third quarter of 2015 increased by 17.9% versus $52.4 million in the prior year period. Currency had a $2.2 million unfavorable impact on the current quarter. Adjusted operating margin of 6.0% for the third quarter of 2015 compares to 5.8% for the prior year period. ECS adjusted operating income of $149.0 million for the nine months ended October 2, 2015 increased by 9.9% versus $135.5 million in the prior year period. Currency had a $4.6 million unfavorable impact for the nine months ended October 2, 2015. Adjusted operating margin of 5.0% for the nine months ended October 2, 2015 compares to 5.4% for the prior year period. Currency headwinds, product mix and competitive pricing pressures caused the decline from the prior year.
W&C – W&C adjusted operating income of $27.6 million for the third quarter of 2015 decreased by 28.7% versus $38.7 million in the prior year period. Adjusted operating margin of 6.1% for the third quarter of 2015 compares to 7.2% for the prior year period. W&C adjusted operating income of $83.8 million for the nine months ended October 2, 2015 decreased by 22.8% versus $108.7 million in the prior year period. Adjusted operating margin of 6.0% for the nine months ended October 2, 2015 compares to 7.1% for the prior year period. The decline in operating margin versus the prior year period was caused by the unfavorable impacts of lower copper prices and currency headwinds combined with the overall weaker macro environment, which continue to create margin pressure.
Corporate – Operating losses for the third quarter and first nine months of 2015 were the result of corporate expenses that historically had been allocated to the Fasteners business. These expenses are not directly related to the discontinued operations, as detailed in Note 2. "Discontinued Operations", so they are now reported in our corporate segment.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense of $15.8 million increased by $5.5 million compared to the prior year quarter. Interest expense of $42.7 million for the nine months ended October 2, 2015 increased by $13.3 million compared to the prior year period. The increase in interest expense results from the issuance of the Notes due 2023 in August 2015 to fund the Power Solutions acquisition, the Senior notes due 2021 ("Notes due 2021") issued in September 2014 to fund the Tri-Ed acquisition and incremental interest expense from the term loan received in August 2014 ("Term Loan"), partially offset by the repayment of the 5.95% Senior notes due 2015 in the first quarter of 2015.
Foreign exchange and other expense of $5.5 million in the third quarter of 2015 compares to $2.0 million in the third quarter of 2014. Foreign exchange and other expense of $13.0 million for the nine months ended October 2, 2015 compares to $13.6 million for the nine months ended October 3, 2014. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 200.0 bolivars to one U.S. Dollar ("USD") will be the rate available to us in the event we repatriate cash from Venezuela. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015. In the first quarter of 2014, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentina peso was also devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014. We recorded foreign exchange transaction losses of $4.5 million and $2.3 million in the third quarter of 2015 and 2014, respectively, and $10.5 million and $4.7 million for the nine months ended October 2, 2015 and October 3, 2014, respectively. The increase in foreign exchange transaction losses from the prior year periods was primarily due to additional foreign exchange losses resulting from significant strengthening of the USD, primarily in Latin America.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our owned life insurance policies associated with our sponsored deferred compensation program. We recorded losses on the cash surrender value of $0.5 million and $0.3 million in the third quarter of 2015 and 2014, respectively, and a loss of $0.5 million and a gain of $0.5 million for the nine months ended October 2, 2015 and nine months ended October 3, 2014, respectively.
Income Taxes
Our effective tax rate from continuing operations for the third quarter of 2015 was 37.8% compared to 35.4% in the prior year period. The third quarter of 2014 included a net tax benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. Excluding these items, the third quarter of 2014 effective tax rate would have been 36.4%. The increase from the prior year quarter adjusted effective tax rate of 36.4% was due to the change in the country mix of earnings.
Our effective tax rate from continuing operations for the nine months ended October 2, 2015 was 37.5% compared to 31.7% in the prior year period. The prior year period included a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net tax benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that are capitalized for tax purposes. Excluding these items, the nine months ended October 3, 2014 effective tax rate would have been 35.7%. The increase from the prior year adjusted effective tax rate of 35.7% was due to the change in the country mix of income. Our nine months ended October 2, 2015 effective tax rate differs from the U.S. federal statutory rate primarily as a result of U.S. state taxes and our worldwide country mix of earnings.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our nine months ended October 2, 2015 results include, as a component of discontinued operations, $10.3 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

ANIXTER INTERNATIONAL INC.

2015 EBITDA by Segment
	Three Months Ended October 2, 2015				Nine Months Ended October 2, 2015
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Net income from continuing operations	$61.8	$28.6	$(55.0)	$35.4	$140.3	$79.8	$(128.7)	$91.4
Interest expense	—	—	15.8	15.8	—	—	42.7	42.7
Income taxes	—	—	21.5	21.5	—	—	54.9	54.9
Depreciation	3.3	1.8	0.1	5.2	10.4	5.0	0.2	15.6
Amortization of intangible assets	3.7	1.3	—	5.0	11.1	4.2	—	15.3
EBITDA	$68.8	$31.7	$(17.6)	$82.9	$161.8	$89.0	$(30.9)	$219.9

Total of items impacting operating income	—	(1.0)	9.1	8.1	8.7	4.0	9.5	22.2
Foreign exchange and other non-operating expense	—	—	5.5	5.5	—	—	13.0	13.0
Stock-based compensation	2.2	1.1	—	3.3	6.6	3.5	0.1	10.2
Adjusted EBITDA	$71.0	$31.8	$(3.0)	$99.8	$177.1	$96.5	$(8.3)	$265.3

2014 EBITDA by Segment (As Adjusted)
	Three Months Ended October 3, 2014				Nine Months Ended October 3, 2014
(In millions)	ECS	W&C	Corporate	Total	ECS	W&C	Corporate	Total
Net income from continuing operations	$46.7	$38.7	$(40.0)	$45.4	$129.8	$108.7	$(110.9)	$127.6
Interest expense	—	—	10.3	10.3	—	—	29.4	29.4
Income taxes	—	—	24.8	24.8	—	—	59.1	59.1
Depreciation	3.2	1.8	—	5.0	9.0	5.5	—	14.5
Amortization of intangible assets	0.7	1.4	—	2.1	1.1	4.3	—	5.4
EBITDA	$50.6	$41.9	$(4.9)	$87.6	$139.9	$118.5	$(22.4)	$236.0

Total of items impacting operating income	5.7	—	—	5.7	5.7	—	—	5.7
Foreign exchange and other non-operating expense	—	—	2.0	2.0	—	—	13.6	13.6
Stock-based compensation	2.0	1.3	—	3.3	5.7	3.6	—	9.3
Adjusted EBITDA	$58.3	$43.2	$(2.9)	$98.6	$151.3	$122.1	$(8.8)	$264.6

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Depreciation	$—	$1.0	$1.5	$2.9
Amortization	$—	$0.3	$0.5	$0.9
Stock-based compensation	$—	$0.2	$0.6	$0.8
Capital expenditures	$—	$0.8	$1.9	$4.4

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
Net cash provided by operations was $93.7 million for the nine months ended October 2, 2015, which compares to $68.6 million in the prior year period. Net cash provided by operations for the nine months ended October 2, 2015 reflects payments related to discontinued operations and includes a $47.1 million net gain from the sale of Fasteners.
Net cash provided by investing activities was $354.0 million in the nine months ended October 2, 2015, which included $381.0 million of initial cash proceeds from the sale of the Fasteners business, partially offset by $29.2 million for capital expenditures. This compares to net cash used in investing activities of $448.9 million in the nine months ended October 3, 2014, which included $418.4 million for the acquisition of Tri-Ed in the third quarter of 2014 and $30.5 million for capital expenditures. For the full year, we expect to invest approximately $40.0 million in capital investments.
Net cash provided by financing activities was $77.4 million in the nine months ended October 2, 2015, which included net proceeds of $345.6 million from the issuance of the Notes due 2023, partially offset by repayments of borrowings on the accounts receivable securitization facility of $63.9 million and the repayment of our Senior notes due 2015, which had a maturity value of $200.0 million. Net cash provided by financing activities was $408.6 million in the nine months ended October 3, 2014, which included proceeds of $200.0 million and $394.0 million from the Term Loan and issuance of the Notes due 2021, respectively, partially offset by net repayments of borrowings on revolving lines of credit of $160.7 million and the repayment of our Senior notes due 2014, which had a maturity value of $32.3 million.

Liquidity and Capital Resources
On August 18, 2015, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Notes due 2023. The Notes due 2023 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $4.4 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2023 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $1.7 million of issuance costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2023 pay interest semi-annually at a rate of 5.50% per annum and will mature on March 1, 2023. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2023 at a price equal to 100% of the principal amount plus a "make whole" premium. If we experience certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2023 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used to partially finance the acquisition of the HD Supply Power Solutions Business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc., as described in Note 12. "Subsequent Events" in the Notes to the Condensed Consolidated Financial Statements. We fully and unconditionally guarantee the Notes due 2023, which are unsecured obligations of Anixter Inc.
At the end of the third quarter of 2015, we had approximately $336.7 million in available, committed, unused borrowings under our $300 million accounts receivable securitization facility and Anixter Inc.'s 5-year senior unsecured revolving credit agreement. All credit lines and the accounts receivable securitization facility are with financial institutions with investment grade credit ratings. Our cash balance was $614.9 million at October 2, 2015, which includes the net proceeds from the Notes due 2023. Our gross debt-to-total capitalization was 51.8% and 51.6% at October 2, 2015 and January 2, 2015, respectively. With the strong free cash flow we expect to generate from our existing platform, we plan to reduce our debt to our target range of 45 - 50% debt-to-capital in the next 12-18 months.

ANIXTER INTERNATIONAL INC.

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

ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of October 2, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2015. There was no change in our internal control over financial reporting that occurred during the three months ended October 2, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6. EXHIBITS.

(10)	Material Contracts
10.1	Amendment No. 2 to Asset Purchase Agreement, by and between Optimas OE Solutions, LLC (formerly AIP/Fasteners LLC) and Anixter Inc., dated June 1, 2015.
10.2	Amendment No. 3 to Asset Purchase Agreement, by and between Optimas OE Solutions, LLC (formerly AIP/Fasteners LLC) and Anixter Inc., dated August 21, 2015.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended October 2, 2015 and October 3, 2014, (ii) the Condensed Consolidated Balance Sheets at October 2, 2015 and January 2, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and October 3, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements for the three and nine months ended October 2, 2015. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 27, 2015	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 27, 2015	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer