Form 10-K
period 2016-01-01
ANIXTER INTERNATIONAL INC
filed 2016-02-19
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2016
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,832,219,494 as of July 3, 2015.
At February 10, 2016, 32,970,320 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

i

PART I

ITEM 1.  BUSINESS.
Company Overview
Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company") and sometimes referred to in this Annual Report on Form 10-K as "we", "our", "us", or "ourselves", founded in 1957, is headquartered near Chicago, Illinois and trades on the New York Stock Exchange under the symbol AXE. The Company was formerly known as Itel Corporation which was incorporated under Delaware law in 1967. Through Anixter Inc. and its subsidiaries, we are a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions.
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing over 125,000 customers access to innovative inventory management programs, over 450,000 products and over $1.1 billion in inventory, 319 warehouses/branch locations with approximately 9 million square feet of space, and locations in over 300 cities across 50 countries. We are a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
Our customers are international, national, regional and local companies, covering a broad and diverse set of industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, retail, transportation, utilities (both public power and investor owned), aerospace and defense and government; and include contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. Our customer base is well-diversified with no single customer accounting for more than 2% of sales.
Our differentiated operating model is premised on our belief that our customers and suppliers value a partner with consistent global product offerings, technical expertise (including product and application knowledge and support) and customized supply chain solutions, all supported by a common operating system and business practices that ensure the same "look, touch and feel" worldwide.
Our growth strategy is driven by constant refresh and expansion of our product and solution offerings to meet marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products we sell. We have identified security solutions, emerging markets, utilities, industrial communications and control and in-building wireless as growth opportunities we are pursuing. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of "buying versus building."
In the third quarter of 2014, we acquired all of the outstanding shares of Tri-Northern Acquisition Holdings, Inc. ("Tri-Ed"), a leading independent distributor of security and low-voltage technology products headquartered in Woodbury, NY. The acquisition of Tri-Ed offers a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform. Through expanding our offering into highly complementary products lines, our customers benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end-market and a community of security integrators and dealers we did not historically service. For further information regarding Tri-Ed, refer to Note 3. "Business Combinations".
During the second quarter of 2015, we completed the sale of the OEM Supply - Fasteners ("Fasteners") business to American Industrial Partners ("AIP"), excluding certain foreign locations. This transaction sharpened our focus on our then core Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") segments and provided additional financial flexibility to build on these strong global platforms. For further information regarding the sale of our Fasteners business, refer to Note 2. "Discontinued Operations".
In the fourth quarter of 2015, we completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. Power Solutions represents the largest acquisition in Anixter's history and transforms Anixter into a leading North American distributor to the utility sector, enhances our competitive position in the electrical wire and cable markets and further strengthens our overall customer and supplier value proposition. For further information regarding Power Solutions, refer to Note 3. "Business Combinations" in the notes to the Consolidated Financial Statements.

Business Segments and Products
Beginning in the fourth quarter of 2012 and through the first quarter of 2015, the Company's operating and reportable segments were ECS, W&C, and Fasteners. Following the sale of the Fasteners business in the second quarter of 2015, our remaining operating segments were ECS and W&C. In the fourth quarter of 2015, in connection with the acquisition of Power Solutions, we renamed our legacy ECS segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into our historical W&C segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions forms our new Utility Power Solutions ("UPS") segment. The following is a brief description of each of our reportable segments and business activities.
Network & Security Solutions ("NSS")
The Network & Security Solutions segment, with operations in over 50 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including finance, transportation, education, government, healthcare and retail. NSS provides solutions to end-users and sells the products through various channels including data communications contractors, security, network and systems integrators, and directly to end users. NSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, voice and networking switches and other ancillary products. The NSS segment includes more than 2,300 technically trained salespeople, approximately 40 Supply Chain Solutions specialists and approximately 90 sales engineers.
Through a variety of value-added supply chain solutions, including inventory management, product packaging and enhancement and other customized supply chain services, NSS helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The NSS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. Its technical expertise extends to performance and interoperability testing at our Infrastructure Solutions LabSM, which provides NSS the opportunity to demonstrate solutions and proof-of-concepts to customers. The NSS Data Center HealthCheckSM and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.
Electrical & Electronic Solutions ("EES")
The Electrical & Electronic Solutions segment, with operations in over 30 countries, supplies a broad range of wire and cable products and customized supply chain solutions to the Industrial and Original Equipment Manufacturer ("OEM") markets. The Industrial group supplies products for the transmission of power and signals in industrial applications to customers in key markets including oil, gas and petrochemical, alternative energy, utility, power generation and distribution, industrial, natural resource and water and wastewater treatment. It sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of audio/video, automotive, industrial, medical, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services and engineering support are tailored to position us as a specialist in fast growing emerging markets, OEMs and industrial verticals. EES helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve energy efficiency.
The EES team of nearly 900 technical experts includes its sales personnel, supply chain specialists, industrial communication specialists and engineers. EES provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. EES brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.

Utility Power Solutions ("UPS")
The Utility Power Solutions segment, with primary operations in the United States and Canada, supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries. The UPS segment serves the utilities (both public power and investor owned) and electrical markets. It serves electric power plant customers primarily through a bid-based model and, to a lesser extent, sells maintenance, repair and operations products through print catalogs. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in non-residential and residential construction. UPS also provides materials management and procurement outsourcing services. Its capabilities allow us to integrate with our customers and perform part of our customers' sourcing and procurement function. The UPS segment includes more than 200 technically trained salespeople and nearly 90 Supply Chain Solutions specialists.
For more information concerning our business segments, foreign and domestic operations and export sales, see Note 8. "Income Taxes" and Note 11. "Business Segments" in the Notes to the Consolidated Financial Statements.
Suppliers
We source products from thousands of suppliers, with approximately one-third of our annual dollar volume purchases sourced from our five largest suppliers. An important element of our overall business strategy is to develop and maintain close relationships with our key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable, and utility products. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, we generally do not compete with our suppliers in product design or manufacturing activities. We do sell a small amount of private label products that carry a brand name exclusive to us.
Our typical distribution agreement generally includes the following significant terms:

•	a non-exclusive right to resell products to any customer in a geographical area (typically defined as a country, with the exception of our UPS business which is typically defined as a county);

•	cancelable upon 60 to 90 days notice by either party for any reason;

•	no minimum purchase requirements, although pricing may change with volume on a prospective basis; and

•	the right to pass through the manufacturer’s warranty to our customers.
Distribution and Service Platform
We cost-effectively serve our customers’ needs through our proprietary computer systems, which connect nearly all of our warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through our e-commerce platform, which we believe is one of the most comprehensive and user-friendly websites in the industry.
We operate a series of large, modern, regional distribution centers in key geographic locations in North America, Europe and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 16 warehouses as regional distribution centers. Collectively, these facilities store approximately 30% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional distribution centers, local distribution centers, service centers, branch locations and sales offices consists of 264 locations in the United States, 32 in Canada, 25 in the United Kingdom, 26 in Continental Europe and the Middle East, 36 in Latin America, 13 in Asia and 6 in Australia/New Zealand.
We have developed close relationships with certain freight, package delivery and courier services to minimize transit times between our facilities and customer locations, as well as a dedicated delivery fleet of over 500 vehicles with the Power Solutions acquisition. The combination of our information systems, distribution network and delivery partnerships allows us to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.
Employees
At January 1, 2016, we employed over 8,700 people. Approximately 50% of the employees are engaged in sales or sales-related activities, 30% are engaged in warehousing and distribution operations and 20% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our segments.

Competition
Given our role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which we compete. We view the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, relationships, price and geographic proximity. We believe that we have a significant competitive advantage due to our comprehensive product and service offerings, global distribution network, technically-trained sales team and customized supply chain solutions. We believe our global distribution platform provides a competitive advantage to serving multinational customers’ needs. Our operations and logistics platform gives us the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, we have common systems and processes throughout the majority of our operations in more than 50 countries that provide our customers and suppliers with global consistency.
We enhance our value proposition to both key suppliers and customers through our technical expertise, global standards participation testing and demonstration facilities and numerous quality assurance certification programs such as ISO 9001:2008 and ISO/TS 16949:2009. Our NSS and EES segments leverage our certified Infrastructure Solutions Lab located at our suburban Chicago headquarters to support customers with technology needs related to enterprise networks, data centers, physical security, building technologies and industrial communications and control. At this lab, we evaluate performance and interoperability to help customers reduce risk through informed purchasing decisions. Our Solutions Briefing Centers, premier technology education and demonstration facilities located in various regions around the globe, focus on enabling our customers with the necessary information to make informed decisions around complex, end-to-end technology solutions.
Because privately held companies account for a significant share of our markets, reliable competitive information is not available.
Contract Sales and Backlog
We have a number of customers who purchase products under long-term contractual arrangements. In such circumstances, the relationship with the customer typically involves a high degree of material requirements planning and information systems interfaces and, in some cases, may require the maintenance of a dedicated distribution facility or dedicated personnel and inventory at, or in close proximity to, the customer site to meet the needs of the customer. Such contracts do not generally require the customer to purchase any minimum amount of goods from us, but would require that materials acquired by us, as a result of joint material requirements planning between us and the customer, be purchased by the customer. Backlog orders, excluding large contractual orders, represent approximately four weeks of sales and ship to customers within 30 to 60 days from order date.
Seasonality
The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. There were 253 billing days in both 2015 and 2014.
Available Information
We maintain an Internet website at http://www.anixter.com which includes an Investor Relations section that links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the Securities and Exchange Commission ("SEC"). Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of our website. In addition, copies of our reports will be made available, free of charge, upon written request.
Our website also contains corporate governance information including corporate governance guidelines; audit, compensation and nominating and governance committee charters; nomination process for directors; and our business ethics and conduct policy.

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
We derive over 30% of our revenues from sales outside of the United States. Economic and political conditions in some of these markets may adversely affect our results of operations, cash flows and financial condition in these markets. Our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates (as further discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk") and different legal, tax, accounting and regulatory requirements. In addition, some of the products that we distribute are produced in foreign countries, which involve longer and more complex supply chains that are vulnerable to numerous risks that could cause significant interruptions or delays in delivery of such products. Many of these factors are beyond our control and include risks, such as as political instability, financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our net sales and profitability.
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
Our operating results have been affected by changes in prices of copper, which is a major component in a portion of the electrical wire and cable products we sell. As our purchase costs with suppliers change to reflect the changing copper prices, our percent mark-up to customers remains relatively constant, resulting in higher or lower sales revenue and gross profit depending upon whether copper prices are increasing or decreasing.
The degree to which price changes in the copper commodity spot market correlate to product price changes, is a factor of market demand for products. When demand is strong, there is a high degree of correlation but when demand is weak, there can be significant time lags between spot price changes and market price changes.

We have risks associated with the integration of acquired businesses.
In connection with recent and future acquisitions, it is necessary for us to continue to create an integrated business from the various acquired entities. This requires the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. No assurance can be given that these various actions can be completed without disruption to the business, or in a short period of time or that anticipated improvements in operating performance can be achieved. Any inability on our part to successfully implement strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. There can be no assurance that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. In addition, any acquisition that we make may not provide us with the synergies and other benefits that were anticipated when entering into such acquisition.
Our debt agreements could impose restrictions on our business.
Our debt agreements contain certain financial and operating covenants that limit our discretion with respect to certain business matters. These covenants restrict our ability to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	make certain investments;

•	transfer, lease or dispose of assets; and

•	engage in certain mergers, acquisitions, consolidations or other fundamental changes.
These covenants also limit the amount of dividends or share repurchases we may make. As a result of these restrictions, we are limited in how we may conduct business and may be unable to compete effectively or take advantage of new business opportunities. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by economic, financial and industry conditions or regulatory changes beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Inventory Facility, the Canadian Term Loan, the Receivables Facility or the indentures governing our outstanding notes that would permit the applicable lenders or noteholders, as the case may be, to declare all outstanding amounts to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Inventory Facility, the Canadian Term Loan, or the Receivables Facility, could proceed against the collateral securing these obligations. This could have a significant negative impact on our financial condition and results of operations.
We have substantial debt which could adversely affect our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities.
As of January 1, 2016, we had an aggregate principal amount of $1.7 billion of outstanding debt. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. This may also limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, general corporate purposes and other purposes in the future. Our indebtedness also reduces our flexibility to adjust to changing market conditions or may prevent us from making capital investments that are necessary or important to our operations and strategic growth.
If our cash flow and capital resources are not sufficient to fund our debt service obligations, we could face substantial liquidity problems and may be required to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or refinance our debt. We cannot make assurances that we will be able to refinance our debt on terms acceptable to us, or at all. Our debt agreements and the indentures governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due.

We have risks associated with accounts receivable.
Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a short-term impact on earnings. Given the current economic environment, constrained access to capital and general market uncertainties, our exposure to customer defaults may be heightened.
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
We may experience a failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or investigate and remediate any information security vulnerabilities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of 319 warehouses/branch locations in 50 countries with approximately 9 million square feet of space. This includes 16 regional distribution centers (100,000 — 500,000 square feet), 45 local distribution centers (35,000 — 100,000 square feet), and 189 service centers and 69 branch locations. Additionally, we have 83 sales offices throughout the world. All but eight of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 7. "Commitments and Contingencies" of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 19, 2016, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 57
Director of the Company since 2008; President and Chief Executive Officer of the Company since July 2008. Mr. Eck has served in a variety of senior management positions since joining the Company in 1990. Mr. Eck has also been a Director of Ryder Systems, Inc. since 2011 and a member of the Board of Trustees for Marquette University since September 2014.

Theodore A. Dosch, 56
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

Justin C. Choi, 50
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

William Galvin, 53
Executive Vice President - Network & Security Solutions of the Company since 2012; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 26 years of experience with the Company.

Bob Graham, 48
Executive Vice President - Electrical & Electronic Solutions of the Company since July 2015; Senior Vice President - U.S. Electrical and Electronic Wire and Cable from 2011 to 2015. Mr. Graham came to Anixter with the acquisition of the Pentacon business in September 2002, and since then, he has held various senior leadership roles for Anixter’s former OEM Fastener business with his most recent position before joining the Wire & Cable division being Senior Vice President for the North American business.

Scott Ramsbottom, 42
Executive Vice President - Chief Information Officer since February 2015; Senior Vice President Global Information Service from February 2014 to February 2015. Mr. Ramsbottom held various roles in the information services group since joining the Company in 1999.

Rodney A. Smith, 58	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

William Standish, 61	Executive Vice President - Operations of the Company since 2004. Since joining the Company in 1984, Mr. Standish has held several corporate and reporting unit senior management roles.

John Tisera, 50
Executive Vice President - Utility Power Solutions since October 2015; President of HD Supply Power Solutions in 2015; HD Supply Power Solutions Southeast Region Vice President from 2013 to 2015. Mr. Tisera held several leadership roles across HD Supply and its business units from 2006 to 2013.

Terrance A. Faber, 64	Senior Vice President - Controller since May 2014; Vice President - Controller since joining the Company in 2000.

Rodney A. Shoemaker, 58	Senior Vice President - Treasurer of the Company since May 2014; Vice President - Treasury since July 1999. Mr. Shoemaker has been with the Company since 1986.

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

PERFORMANCE GRAPH
The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on our common stock with that of a broad market index and a peer group index consistent with the prior year. Our Peer Group Index for 2015 changed from 2014 and now consists of the following companies: Arrow Electronics Inc., Avnet Inc., Belden Inc., Fastenal Company, General Cable Corp., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Rexel, Scansource Inc., Tech Data Corp, WESCO International, Inc., and W.W. Grainger Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in distribution businesses similar to ours. Due to our Power Solutions and Tri-Ed acquisitions as well as the sale of our Fasteners business, our review of our peer group members in 2015 was appropriate.

The graph below reflects the 2014 peer group. Our Peer Group Index for 2014 consists of the following companies: Agilysys Inc., Arrow Electronics Inc., Avnet Inc., Fastenal Company, W.W. Grainger Inc., Houston Wire and Cable Company, Ingram Micro, MSC Industrial Direct Co. Inc., Park Ohio Holdings Corp., Richardson Electronics Ltd., Tech Data Corp, and WESCO International, Inc.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2015	2014	2013	2012	2011
Selected Income Statement Data:
Net sales	$6,190.5	$5,507.0	$5,291.1	$5,347.6	$5,195.2
Operating income	267.8	310.1	310.9	301.3	335.3
Interest expense and other, net (a)	(84.9)	(60.5)	(52.8)	(68.2)	(53.1)
Net income from continuing operations	96.9	163.4	175.0	154.7	186.2
Net income (loss) from discontinued operations	30.7	31.4	25.5	(29.9)	2.0
Net income	$127.6	$194.8	$200.5	$124.8	$188.2
Diluted Income (Loss) Per Share:
Continuing operations	$2.90	$4.90	$5.27	$4.58	$5.30
Discontinued operations	$0.91	$0.94	$0.77	$(0.89)	$0.06
Net income	$3.81	$5.84	$6.04	$3.69	$5.36
Dividend declared per common share	$—	$—	$5.00	$4.50	$—
Selected Balance Sheet Data:
Total assets (a)	$4,142.0	$3,580.8	$2,851.3	$3,078.7	$3,027.7
Total short-term debt	$—	$—	$—	$0.9	$3.0
Total long-term debt (a)	$1,642.9	$1,202.0	$826.5	$971.3	$800.5
Stockholders’ equity	$1,179.4	$1,133.0	$1,027.4	$969.9	$1,001.2
Book value per diluted share	$35.26	$33.99	$30.95	$28.70	$28.50
Weighted-average diluted shares	33.4	33.3	33.2	33.8	35.1
Year-end outstanding shares	33.3	33.1	32.9	32.5	33.2
Other Financial Data:
Working capital (a)	$1,571.6	$1,559.3	$1,373.3	$1,482.8	$1,376.0
Capital expenditures	$26.7	$34.2	$27.3	$28.9	$21.6
Depreciation	$22.2	$20.0	$18.6	$17.3	$15.4
Amortization of intangibles (a)	$24.9	$10.6	$6.7	$4.8	$3.2
(a) Year-over-year changes from fiscal 2013 to fiscal 2014 and fiscal 2014 to fiscal 2015 are primarily due to the acquisitions of Tri-Ed and Power Solutions, respectively, and related financing costs such as interest on borrowings.
Items Impacting Comparability of Results
Over the last six years, we have completed four acquisitions and the respective sales and operating income have impacted the comparability of the results as reflected below. The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the Consolidated Financial Statements from the dates of acquisition. The following represents the incremental impact of the results for the one year period following the acquisitions:

(In millions)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014	December 28, 2012	December 30, 2011
	(a)(b)	(b)	(c)	(c)	(d)
Net sales	$921.2	$176.0	$60.7	$62.8	$120.1
Operating income	29.3	6.4	1.9	5.2	2.6

(a)	October 2015 acquisition of Power Solutions for $824.7 million.

(b)	September 2014 acquisition of Tri-Ed for $418.4 million.

(c)	June 2012 acquisition of Jorvex, S.A. ("Jorvex") for $55.3 million.

(d)	December 2010 acquisition of Clark Security Products, Inc and General Lock, LLC (collectively "Clark") for $36.4 million.

In 2015, we sold our Fasteners business for $371.8 million in cash, resulting in a pre-tax gain of $41.0 million ($23.7 million, net of tax). In August 2011, we sold our Aerospace Hardware business for $155.0 million. As a result of these divestitures, results of these businesses are reflected as "discontinued operations" and all prior periods have been revised to reflect this classification.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014	December 28, 2012	December 30, 2011
Items impacting operating income:	Favorable / (Unfavorable)
Acquisition and integration costs	$(13.2)	$(7.2)	$—	$—	$—
Latin America assets write-off	(11.7)	—	—	—	—
Restructuring charge	(8.2)	—	—	(6.9)	(3.1)
Write-off of capitalized software	(3.1)	—	—	—	—
Dilapidation provision	(1.7)	—	—	—	—
Pension-related charge	(0.4)	—	—	(13.9)	—
Impairment of goodwill and long-lived assets	—	—	—	(11.2)	—
Total of items impacting operating income	$(38.3)	$(7.2)	$—	$(32.0)	$(3.1)
Items impacting interest expense:
Write-off of debt issuance costs	(0.3)	—	—	—	—
Total of items impacting interest expense	$(0.3)	$—	$—	$—	$—
Items impacting other expenses:
Foreign exchange loss	(3.6)	(8.0)	—	—	—
Extinguishment of debt	(0.9)	—	—	—	—
Acquisition financing costs	—	(0.3)	—	—	—
Penalty and interest from prior year tax liabilities	—	—	0.7	(1.7)	—
Total of items impacting other expenses	$(4.5)	$(8.3)	$0.7	$(1.7)	$—
Total of items impacting pre-tax income	$(43.1)	$(15.5)	$0.7	$(33.7)	$(3.1)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	17.4	4.3	(0.2)	7.8	1.2
Establishment/reversal of deferred income tax valuation allowances	(11.3)	6.9	—	9.8	10.8
Other tax items	(0.5)	1.9	4.2	—	—
Total of items impacting income taxes	$5.6	$13.1	$4.0	$17.6	$12.0
Net income impact of these items	$(37.5)	$(2.4)	$4.7	$(16.1)	$8.9
Diluted EPS impact of these items	$(1.12)	$(0.07)	$0.14	$(0.50)	$0.26

The following table presents a reconciliation from net income from continuing operations to EBITDA and Adjusted EBITDA:

	Fiscal Year
(In millions)	2015	2014	2013	2012	2011
Net income from continuing operations	$96.9	$163.4	$175.0	$154.7	$186.2
Interest expense	63.8	44.5	43.9	56.4	44.4
Income taxes	86.0	86.2	83.1	78.5	95.9
Depreciation	22.2	20.0	18.6	17.3	15.4
Amortization of intangible assets	24.9	10.6	6.7	4.7	3.2
EBITDA	$293.8	$324.7	$327.3	$311.6	$345.1
Total of items impacting operating income	38.3	7.2	—	32.0	3.1
Foreign exchange and other non-operating expense	21.1	16.0	8.9	11.8	8.8
Stock-based compensation	13.9	12.6	12.3	12.6	8.9
Adjusted EBITDA	$367.1	$360.5	$348.5	$368.0	$365.9

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Despite an extremely weak macro environment, including a steep decline in commodity prices in both oil and copper, sharp slowdowns in Latin America and Canada in connection with the declines in the oil and gas and mining markets and the impact of the much stronger dollar, we experienced organic sales growth of 1.3% in 2015. As a result of the acquisition of Tri-Ed in the third quarter of 2014 combined with the 2015 sale of the Fasteners business and the acquisition of Power Solutions in the fourth quarter of 2015, we have transformed Anixter into a leading North American electrical products distribution platform, enhanced our competitive position in the electrical wire and cable business and further strengthened our overall customer and supplier value proposition.
During 2015, we focused on the integration of the acquired Tri-Ed business and driving synergies. The sale of the Fasteners business allowed us to simplify our organization, reduce our exposure in Europe, increase our exposure to the more stable North America market and position our financial profile for higher and more stable revenue growth and improved working capital and return on investment. In 2016, we will continue our focus on integration and execution of our Power Solutions business to capture the significant synergy opportunities we anticipate will result from the acquisition and actively pursue further synergies from the Tri-Ed acquisition.

Sales Growth Trends
	Twelve Months Ended January 1, 2016				Twelve Months Ended January 2, 2015
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$3,061.8	$54.4	$—	$3,116.2	$2,610.1	$417.7	$3,027.8	2.9%
Europe	340.4	39.4	—	379.8	332.7	—	332.7	14.2%
Emerging Markets	522.2	37.4	—	559.6	538.4	2.0	540.4	3.5%
NSS	$3,924.4	$131.2	$—	$4,055.6	$3,481.2	$419.7	$3,900.9	4.0%

Electrical & Electronic Solutions (EES)
North America	$1,439.6	$48.3	$66.1	$1,554.0	$1,447.6	$138.0	$1,585.6	(2.0)%
Europe	261.4	23.5	4.4	289.3	315.8	—	315.8	(8.3)%
Emerging Markets	229.2	9.8	6.6	245.6	262.4	—	262.4	(6.4)%
EES	$1,930.2	$81.6	$77.1	$2,088.9	$2,025.8	$138.0	$2,163.8	(3.5)%

Utility Power Solutions (UPS)
North America	$335.9	$8.4	$0.3	$344.6	$—	$341.6	$341.6	0.9%
UPS	$335.9	$8.4	$0.3	$344.6	$—	$341.6	$341.6	0.9%

Total	$6,190.5	$221.2	$77.4	$6,489.1	$5,507.0	$899.3	$6,406.3	1.3%

Geographic Sales
North America	$4,837.3	$111.1	$66.4	$5,014.8	$4,057.7	$897.3	$4,955.0	1.2%
Europe	601.8	62.9	4.4	669.1	648.5	—	648.5	3.2%
Emerging Markets	751.4	47.2	6.6	805.2	800.8	2.0	802.8	0.3%
Total	$6,190.5	$221.2	$77.4	$6,489.1	$5,507.0	$899.3	$6,406.3	1.3%

Organic sales growth from 2014 to 2015 excludes the impact of the following items and is summarized by segment and geography below:

•	$479.6 million favorable impact from the acquisition of Power Solutions;

•	$419.7 million favorable impact from the acquisition of Tri-Ed;

•	$221.2 million unfavorable impact from the fluctuation in foreign exchange; and

•	$77.4 million unfavorable impact from the lower average price of copper.
Despite ongoing macro-economic headwinds and the current disinflationary environment, we achieved organic sales growth of 1.3% for the year ended January 1, 2016, excluding the unfavorable impact from foreign exchange and lower copper prices and the combined $899.3 million favorable impact from the Tri-Ed and Power Solutions acquisitions.
Our organic growth of 1.3% in 2015 compared to the prior year was driven by strong growth in our NSS segment of 4.0%, reflecting solid trends in sales in our North American and European geographies. Organic security sales increased 5.4% in 2015 compared to 2014. The soft industrial economy combined with even weaker commodity prices caused organic sales to decline compared to the prior year in our EES segment, especially in Europe and Emerging Markets. UPS contributed 0.9% organic growth in 2015 on a pro forma basis. Sales in the UPS segment were adversely impacted by the Canadian oil and gas industry, caused by utility customers deferring investment based on lower power consumption.
Additional highlights of the year included:

•	NSS organic sales up 4.0%;

•	Worldwide organic security sales up 5.4%;

•	Approximately $92 million of cash flow from operations and improved working capital efficiency;

•	Adjusted earnings per diluted share from continuing operations of $4.02;

•
To finance the Power Solutions acquisition and provide sufficient liquidity to ongoing operations, the entry into two new revolving credit facilities and a Canadian Term Loan, and the issuance of $350.0 million of Senior notes due 2023;

•
Termination of our accounts receivable securitization facility and senior unsecured revolving credit agreement, repayment of our borrowings under the previous term loan and retirement of the Senior notes due 2015.

We believe that the positive momentum and growth trends in our NSS segment will continue driven by growth in the U.S. and Europe. We continue to experience softer trends in our EES and UPS segments due in part to industrial and manufacturing end markets with continued headwinds from copper and currency, resulting in a more cautious outlook on this portion of the business. Combining our more positive outlook in NSS with a more conservative outlook in our EES and UPS segments, we expect full year 2016 organic sales growth from continuing operations in the negative 2% to positive 2% range.

Acquisitions and Divestiture of Businesses

On October 5, 2015, through our wholly-owned subsidiaries, Anixter Inc. and Anixter Canada Inc., we completed the acquisition of the Power Solutions business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc. in exchange for $824.7 million. Power Solutions reported fiscal 2014 revenue of $1.9 billion and adjusted EBITDA of $79 million. The acquisition is expected to be accretive to earnings by $0.45 - $0.50 in fiscal year 2016, exclusive of transaction and one-time integration expenses.

On June 1, 2015, we completed the sale of the Fasteners business to American Industrial Partners ("AIP"), excluding certain foreign locations. In connection with the acquisition, we received cash proceeds of $371.8 million. Including transaction related costs of $16.3 million, the sale resulted in a pre-tax gain of $41.0 million ($23.7 million, net of tax). The assets and liabilities and operating results of the Fasteners business for fiscal year 2015 are presented as "discontinued operations" in our Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification.
On September 17, 2014, we acquired Tri-Ed, a leading independent distributor of security and low-voltage technology products, from Tri-NVS Holdings, LLC for $418.4 million. A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes were used to repay certain incurred borrowings to finance the Tri-Ed acquisition.

Consolidated Results of Operations

(In millions, except per share amounts)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Net sales	$6,190.5	$5,507.0	$5,291.1
Gross profit	1,340.5	1,239.3	1,198.9
Operating expenses	1,072.7	929.2	886.3
Impairment of long-lived assets	—	—	1.7
Operating income	267.8	310.1	310.9
Other expense:
Interest expense	(63.8)	(44.5)	(43.9)
Other, net	(21.1)	(16.0)	(8.9)
Income from continuing operations before income taxes	182.9	249.6	258.1
Income tax expense from continuing operations	86.0	86.2	83.1
Net income from continuing operations	96.9	163.4	175.0
Net income from discontinued operations	30.7	31.4	25.5
Net income	$127.6	$194.8	$200.5
Diluted income per share:
Continuing operations	$2.90	$4.90	$5.27
Discontinued operations	0.91	0.94	0.77
Net income	$3.81	$5.84	$6.04
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP and non-GAAP basis. We believe that by reporting non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Beginning in 2015, we calculate the year-over-year organic sales growth impact relating to the Power Solutions and Tri-Ed acquisitions by including their 2013 and 2014 comparable period results prior to the acquisition with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the companies we acquired and the synergistic revenues that have been or will be achieved. From time to time, we may also exclude other special items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business.
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
We recorded the following items that impacted the comparability of the results for the last three fiscal years:

2015

•	$13.2 million ($7.9 million, net of tax) of acquisition and integration costs;

•	$11.7 million ($7.0 million, net of tax) of Latin America assets write-off;

•	$8.2 million ($4.9 million, net of tax) of restructuring costs;

•	$3.1 million ($1.9 million, net of tax) write-off of capitalized software that has no ongoing economic benefit to continuing operations;

•	$1.7 million ($1.0 million, net of tax) dilapidation provision related to our leasehold properties;

•	$0.4 million ($0.2 million, net of tax) related to pension divestiture costs;

•	$3.6 million ($2.1 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso;

•
$0.9 million loss ($0.5 million, net of tax) which is included in "Other, net" related to the modification of debt and $0.3 million ($0.2 million, net of tax) of additional interest expense related to the write-off of debt issuance costs on early repayment of a portion of our Canadian Term Loan; and

•	$11.3 million primarily related to the establishment of deferred income tax valuation allowances and $0.5 million of other tax items.

2014

•
$7.5 million ($5.9 million, net of tax) of acquisition and integration costs and financing costs. In connection with the acquisition transaction costs, tax benefits were offset by $1.3 million of tax costs that were capitalized for tax purposes;

•	$8.0 million ($5.3 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso;

•	$6.9 million of net tax benefit primarily related to the reversal of deferred income tax valuation allowances in Europe; and

•	$1.9 million of net tax benefit primarily related to closing prior tax years.

2013

•	$4.7 million of net tax benefits primarily related to closing prior tax years. The net benefit included related interest income of $0.7 million which is included in "Other, net."

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Items impacting operating income:	Favorable / (Unfavorable)
Acquisition and integration costs	$(13.2)	$(7.2)	$—
Latin America assets write-off	(11.7)	—	—
Restructuring charge	(8.2)	—	—
Write-off of capitalized software	(3.1)	—	—
Dilapidation provision	(1.7)	—	—
Pension divestiture costs	(0.4)	—	—
Total of items impacting operating income	$(38.3)	$(7.2)	$—
Items impacting interest expense:
Write-off of debt issuance costs	(0.3)	—	—
Total of items impacting interest expense	$(0.3)	$—	$—
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	(3.6)	(8.0)	—
Extinguishment of debt	(0.9)	—	—
Acquisition financing costs	—	(0.3)	—
Penalty and interest from prior year tax liabilities	—	—	0.7
Total of items impacting other expenses	$(4.5)	$(8.3)	$0.7
Total of items impacting pre-tax income	$(43.1)	$(15.5)	$0.7
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	17.4	4.3	(0.2)
Establishment/reversal of deferred income tax valuation allowances	(11.3)	6.9	—
Other tax items	(0.5)	1.9	4.2
Total of items impacting income taxes	$5.6	$13.1	$4.0
Net income impact of these items	$(37.5)	$(2.4)	$4.7
Diluted EPS impact of these items	$(1.12)	$(0.07)	$0.14
The items impacting operating income by segment are reflected in the table below. There were no items impacting operating income in 2013.

Items Impacting Comparability of Operating Income by Segment:

	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Acquisition and integration costs	$—	$—	$(0.2)	$(13.0)	$(13.2)
Latin America assets write-off	(10.7)	(1.0)	—	—	(11.7)
Restructuring charge	(4.0)	(4.0)	(0.1)	(0.1)	(8.2)
Write-off of capitalized software	(1.9)	(0.9)	—	(0.3)	(3.1)
Dilapidation provision	(0.9)	(0.8)	—	—	(1.7)
Pension divestiture costs	(0.3)	(0.1)	—	—	(0.4)
Total of items impacting operating income	$(17.8)	$(6.8)	$(0.3)	$(13.4)	$(38.3)

	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Acquisition and integration costs	$(7.0)	$(0.2)	$—	$—	$(7.2)

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations - Non-GAAP	$134.4	$165.8	$170.3
Items impacting net income from continuing operations	(37.5)	(2.4)	4.7
Net income from continuing operations - GAAP	$96.9	$163.4	$175.0

Diluted EPS from continuing operations – Non-GAAP	$4.02	$4.97	$5.13
Diluted EPS impact of these items from continuing operations	(1.12)	(0.07)	0.14
Diluted EPS from continuing operations – GAAP	$2.90	$4.90	$5.27
The Power Solutions and Tri-Ed acquisitions were accounted for as purchases and their results of operations are included in the Consolidated Financial Statements from the respective date of the acquisition. Had the acquisition of Power Solutions been completed as of the beginning of fiscal 2014 and had the acquisition of Tri-Ed been completed as of the beginning of fiscal 2013, our pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been the following as compared to our reported results.

	As Reported			Pro Forma
	Years Ended			Years Ended
(In millions, except per share amounts)	January 1, 2016	January 2, 2015	January 3, 2014	January 1, 2016	January 2, 2015	January 3, 2014
Net sales	$6,190.5	$5,507.0	$5,291.1	$7,733.4	$7,831.0	$5,863.2
Net income from continuing operations	$96.9	$163.4	$175.0	$107.1	$180.5	$178.3
Income per diluted share from continuing operations	$2.90	$4.90	$5.27	$3.20	$5.41	$5.37
Excluding the unfavorable impact of items impacting net income from continuing operations of $37.5 million and $2.4 million in 2015 and 2014, respectively, and the favorable tax items of $4.7 million in 2013, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	As Adjusted			Pro Forma As Adjusted
	Years Ended			Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014	January 1, 2016	January 2, 2015	January 3, 2014
Income per diluted share from continuing operations	$4.02	$4.97	$5.13	$4.32	$5.48	$5.23
For further pro forma information regarding Power Solutions and Tri-Ed, refer to Note 3. "Business Combinations" in the Notes to the Consolidated Financial Statements.

2015 EBITDA by Segment:
	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$189.4	$92.5	$10.4	$(195.4)	$96.9
Interest expense	—	—	—	63.8	63.8
Income taxes	—	—	—	86.0	86.0
Depreciation	13.7	7.0	1.1	0.4	22.2
Amortization of intangible assets	14.7	6.3	3.9	—	24.9
EBITDA	$217.8	$105.8	$15.4	$(45.2)	$293.8

Total of items impacting operating income	$17.8	$6.8	$0.3	$13.4	$38.3
Foreign exchange and other non-operating expense	—	—	—	21.1	21.1
Stock-based compensation	9.0	4.7	0.1	0.1	13.9
Adjusted EBITDA	$244.6	$117.3	$15.8	$(10.6)	$367.1

2014 EBITDA by Segment:
	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$182.8	$139.0	$—	$(158.4)	$163.4
Interest expense	—	—	—	44.5	44.5
Income taxes	—	—	—	86.2	86.2
Depreciation	12.5	7.5	—	—	20.0
Amortization of intangible assets	4.9	5.7	—	—	10.6
EBITDA	$200.2	$152.2	$—	$(27.7)	$324.7

Total of items impacting operating income	$7.0	$0.2	$—	$—	$7.2
Foreign exchange and other non-operating expense	—	—	—	16.0	16.0
Stock-based compensation	7.6	5.0	—	—	12.6
Adjusted EBITDA	$214.8	$157.4	$—	$(11.7)	$360.5

2013 EBITDA by Segment:
	Year Ended January 3, 2014
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$167.1	$155.2	$—	$(147.3)	$175.0
Interest expense	—	—	—	43.9	43.9
Income taxes	—	—	—	83.1	83.1
Depreciation	11.5	7.1	—	—	18.6
Amortization of intangible assets	0.8	5.9	—	—	6.7
EBITDA	$179.4	$168.2	$—	$(20.3)	$327.3

Foreign exchange and other non-operating expense	$—	$—	$—	$8.9	$8.9
Stock-based compensation	7.4	4.9	—	—	12.3
Adjusted EBITDA	$186.8	$173.1	$—	$(11.4)	$348.5
Corporate expenses are allocated to our segments. Interest expense and other non-operating items are not allocated to the segments. See Note 11. "Business Segments" in the Notes to the Consolidated Financial Statements for further information.

The following represents the components of the results from discontinued operations as reflected in our Consolidated Statements of Cash Flows:

	Years Ended
(In millions)	January 1, 2016	January 2, 2015	January 3, 2014
Depreciation	$1.6	$4.0	$3.5
Amortization	$0.5	$1.1	$1.3
Stock-based compensation	$0.6	$1.2	$1.3
Capital expenditures	$1.9	$6.1	$4.9
Net Sales
2015 vs. 2014

(In millions)	NSS	EES	UPS	Total
Net sales, 2015	$3,924.4	$1,930.2	$335.9	$6,190.5
Net sales, 2014	3,481.2	2,025.8	—	5,507.0
$ Change	$443.2	$(95.6)	$335.9	$683.5
% Change	12.7%	(4.7)%	100.0%	12.4%

Impact of Acquisition of Power Solutions and Tri-Ed	$419.7	$138.0	$341.6	$899.3
Net sales, 2014 (Pro Forma)	$3,900.9	$2,163.8	$341.6	$6,406.3

Adjusted % Change (Pro Forma)	0.6%	(10.8)%	(1.7)%	(3.4)%
Plus the % impact of:
Foreign exchange	3.4%	3.7%	2.5%	3.5%
Copper pricing	—%	3.6%	0.1%	1.2%
Organic (non-GAAP) *	4.0%	(3.5)%	0.9%	1.3%
* Amounts may not sum due to rounding
There were 253 billing days in both 2015 and 2014.
NSS – Sales of $3,924.4 million compares to $3,481.2 million in the prior year, an increase of 12.7%, primarily attributable to the Tri-Ed acquisition. Excluding the $419.7 million favorable impact of Tri-Ed sales and the $131.2 million unfavorable impact from foreign exchange, NSS organic sales increased 4.0%, driven by strength in all regions. North America sales increased by 2.9% percent on an organic basis, led by strength in the US business partially offset by continued weakness in Canada. Sales grew 14.2% and 3.5% in Europe and Emerging Markets, respectively, on an organic basis in 2015. Record NSS security sales for the year ended January 1, 2016 of $1,554.8 million, which represents approximately 40% of total segment sales, increased 39.5% from the prior year. Adjusted for the acquisition impact of Tri-Ed and the $62.2 million unfavorable impact from foreign exchange, security sales grew 5.4% on an organic basis.
EES – Sales of $1,930.2 million compares to $2,025.8 million in the prior year. Excluding the $138.0 million favorable impact of Power Solutions sales, the $81.6 million unfavorable impact from foreign exchange and the $77.1 million unfavorable impact from lower average copper prices, EES organic sales decreased by 3.5%. The decline in organic sales reflects current weakness with our industrial customers, partially offset by modest growth with our OEM customers. After adjusting for pro forma Power Solutions low voltage sales and the unfavorable impact of currency and copper, organic sales in North America decreased by 2.0%, reflecting the slowdown in business with our industrial customers. EES organic sales declined 8.3% in Europe due to a decline with both our industrial and OEM customers. Emerging Markets organic sales decreased 6.4% compared to prior year primarily due to lower project business.
UPS - Sales were $335.9 million in 2015. Excluding the $8.4 million unfavorable impact from foreign exchange and the $0.3 million unfavorable impact from lower average copper prices, UPS organic sales increased by 0.9%. Sales were negatively impacted by slower sales growth in Canada and weakness in oil and gas related markets.

2014 vs. 2013

(In millions)	NSS	EES	Total
Net sales, 2014	$3,481.2	$2,025.8	$5,507.0
Net sales, 2013	3,247.2	2,043.9	5,291.1
$ Change	$234.0	$(18.1)	$215.9
% Change	7.2%	(0.9)%	4.1%

Impact of Acquisition of Tri-Ed	$149.2	$—	$149.2
Net sales, 2013 (Pro Forma)	$3,396.4	$2,043.9	$5,440.3

Adjusted % Change (Pro Forma)	2.5%	(0.9)%	1.2%
Plus the % impact of:
Foreign exchange	0.9%	1.0%	0.9%
Copper pricing	—%	1.5%	0.6%
Organic (non-GAAP) *	3.4%	1.6%	2.7%
* Amounts may not sum due to rounding
The current year had 253 billing days compared to 256 billing days in the prior year.
NSS – Sales of $3,481.2 million compares to $3,247.2 million in the prior year, an increase of 7.2%, primarily a result of the Tri-Ed acquisition. Excluding the $149.2 million favorable impact of Tri-Ed sales and the $31.2 million unfavorable impact from foreign exchange, NSS organic sales increased 3.4%. Growth accelerated in the third quarter, reflecting continued improvement in the core communications and data center business. Additionally, we achieved a very strong 7.0% increase in per day organic security sales in the second half of 2014, compared to a reported sales decline of 0.8% in the first half of 2014, which excludes the $176.0 million acquisition-related sales in the fourth quarter of 2014, $5.4 million unfavorable foreign exchange impact, and three additional billing days in 2013, reflecting the success of actions we took in the first half of the year to significantly strengthen our legacy security business.
EES – Sales of $2,025.8 million compares to $2,043.9 million in the prior year. Excluding the $19.8 million unfavorable impact from foreign exchange and the $30.6 million unfavorable impact from lower average copper prices, EES organic sales increased by 1.6%. Sales in North America were impacted by lower commodity prices and slowing trends in Western Canada as a result of the sharp decline in oil prices. Lower energy prices negatively impacted day-to-day business in the fourth quarter but did not have an impact on projects in process at that time. Outside of North America, trends were solid, with sales in both Europe and Emerging Markets geographies achieving organic growth for the full year.
Gross Margin
Gross margin of 21.7% in 2015 decreased from 22.5% in 2014 and 22.7% in 2013. The lower gross margin in 2015 reflects the impact of the lower-margin Power Solutions business and the Tri-Ed acquisition, with its lower security product gross margin. The lower gross margin in 2015 was also due to segment mix reflecting the higher margin EES segment becoming a smaller percentage of consolidated results. Gross margins in 2014 compared to 2013 reflect lower margins in NSS and EES due to project mix. The effects of lower copper prices did not impact gross margin percentages significantly in any year.

Operating Expenses
Operating expenses were $1,072.7 million, $929.2 million and $886.3 million in 2015, 2014 and 2013, respectively. Operating expense in 2015 includes $38.3 million of various pre-tax charges, including $13.2 million of acquisition and integration costs primarily associated with the Power Solutions acquisition, $11.7 million of Latin America asset write-offs, a restructuring charge of $8.2 million, a write off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, a $1.7 million dilapidation provision related to our leasehold properties, and $0.4 million related to pension divestiture costs. Operating expense in 2014 included $7.2 million of acquisition and integration costs associated with the Tri-Ed acquisition. Excluding these costs as well as a favorable $37.8 million impact of foreign currency, and including $122.2 million of pro forma Power Solutions and Tri-Ed expenses in 2014, adjusted operating expense would have increased by 2.7% from 2014 to 2015. In addition to a volume-related operating expense increase, 2015 operating expense includes the year-over-year incremental impact of approximately $17.1 million from the previously disclosed higher pension and other employee benefit costs. Further adjusting for this, adjusted operating expense would have increased 1.0% from 2014 to 2015. Excluding acquisition and integration costs in 2014 as well as a favorable $11.8 million impact of foreign currency, and including $25.4 million of pro forma Tri-Ed expenses in 2013, adjusted operating expense would have increased by 2.4% from 2013 to 2014. Operating expenses were negatively impacted in 2013 due to having one extra week as well as higher employee incentives and benefit costs.

Operating Income
2015 vs. 2014

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2015	$189.4	$92.5	$10.4	$(24.5)	$267.8
Operating income, 2014	182.8	139.0	—	(11.7)	310.1
$ Change	$6.6	$(46.5)	$10.4	$(12.8)	$(42.3)
% Change	3.6%	(33.5)%	100.0%	nm	(13.7)%

Items impacting operating income in 2015	$(17.8)	$(6.8)	$(0.3)	$(13.4)	$(38.3)
Adjusted operating income, 2015 (Non-GAAP)	$207.2	$99.3	$10.7	$(11.1)	$306.1

Items impacting operating income in 2014	$(7.0)	$(0.2)	$—	$—	$(7.2)
Adjusted operating income, 2014 (Non-GAAP)	$189.8	$139.2	$—	$(11.7)	$317.3

Adjusted % Change (Non-GAAP)	9.2%	(28.7)%	100.0%	nm	(3.5)%

Impact of Acquisition of Power Solutions and Tri-Ed	$19.2	$2.5	$10.6	$—	$32.3
Operating income, 2014 (Pro Forma)	$202.0	$141.5	$10.6	$(11.7)	$342.4

Adjusted % Change (Pro Forma)	(6.3)%	(34.6)%	(1.6)%	nm	(21.8)%
Plus the % impact of:
Foreign exchange	3.1%	1.8%	4.7%	nm	2.7%
Copper pricing	—%	11.5%	—%	nm	4.8%
Organic (non-GAAP) *	(3.2)%	(21.3)%	3.1%	nm	(14.3)%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

2014 vs. 2013

(In millions)	NSS	EES	Corporate	Total
Operating income, 2014	$182.8	$139.0	$(11.7)	$310.1
Operating income, 2013	167.1	155.2	(11.4)	310.9
$ Change	$15.7	$(16.2)	$(0.3)	$(0.8)
% Change	9.4%	(10.4)%	nm	(0.3)%

Items impacting operating income in 2014	$(7.0)	$(0.2)	$—	$(7.2)
Adjusted operating income, 2014 (Non-GAAP)	$189.8	$139.2	$(11.7)	$317.3

Adjusted % Change (Non-GAAP)	13.6%	(10.3)%	nm	2.1%

Impact of Acquisition of Tri-Ed	$5.4	$—	$—	$5.4
Operating income, 2013 (Pro Forma)	$172.5	$155.2	$304.9	$316.3

Adjusted % Change (Pro Forma)	6.0%	(10.4)%	nm	(2.0)%
Plus the % impact of:
Foreign exchange	0.8%	1.0%	nm	(0.5)%
Copper pricing	—%	4.2%	nm	2.1%
Organic (non-GAAP) *	6.8%	(5.2)%	nm	(0.4)%
* Amounts may not sum due to rounding
** nm – percentages are not meaningful

NSS – Operating margin was 4.8% in 2015 compared to 5.3% in 2014 and 5.1% in 2013. NSS delivered adjusted operating income of $207.2 million and $189.8 million in 2015 and 2014, respectively, resulting in adjusted operating margin of 5.3% and 5.5% in 2015 and 2014, respectively. Currency headwinds, product mix and competitive pricing pressures caused the decline in operating margin from prior year. NSS adjusted EBITDA of $244.6 million in 2015 compares to $214.8 million in 2014 and $186.8 million in 2013. The increase in adjusted EBITDA in 2015 compared to 2014 reflects strong sales growth and effective expense control. The year-over-year increase in 2014 adjusted EBITDA reflects the strong performance in the North America and Emerging Markets geographies and cost leverage on the sales growth.

EES – Operating margin was 4.8% in 2015 compared to 6.9% in 2014 and 7.6% in 2013. EES adjusted operating income of $99.3 million in 2015 compares to operating income of $139.2 million in 2014, resulting in adjusted operating margin of 5.1% and 6.9% in 2015 and 2014, respectively. EES adjusted EBITDA of $117.3 million in 2015 compares to $157.4 million in 2014 and $173.1 million in 2013. The decline in operating margin and EBITDA in 2015 versus 2014 was due to a slowdown in spending by industrial customers, combined with the unfavorable impacts of lower copper prices of approximately $0.61 per pound during the year and currency headwinds, together creating significant negative operating expense leverage. The decrease in operating margin in 2014 was caused by lower average copper prices of approximately $0.22 per pound during the year compounded by an unfavorable mix shift from OEM to industrial customers.

UPS - Operating margin was 3.1% with adjusted operating income of $10.7 million in 2015. UPS adjusted EBITDA was $15.8 million in 2015.

Interest Expense and Other
Interest expense was $63.8 million, $44.5 million and $43.9 million in 2015, 2014 and 2013, respectively. Our weighted-average cost of borrowings was 4.8%, 4.7% and 5.3% in 2015, 2014, and 2013, respectively. The increase in interest expense for 2015 was due to the issuance of the Notes due 2023 in August 2015, the balances drawn on the Receivables Facility and Inventory Facility and the Canadian Term Loan in October 2015 to fund the Power Solutions acquisition, the Senior notes due 2021 ("Notes due 2021") issued in September 2014 to fund the Tri-Ed acquisition and incremental interest expense from the $200.0 million term loan received in August 2014, partially offset by the repayment of the 5.95% Senior notes due 2015 in the first quarter of 2015. The increase in interest expense for 2014 was driven by the $200.0 million term loan proceeds received in the third quarter of 2014 and the issuance of the Notes due 2021 in the third quarter of 2014, partially offset by lower balances for the accounts receivable securitization facility and revolving lines of credit.
Foreign exchange and other expense was $21.1 million, $16.0 million and $8.9 million in 2015, 2014 and 2013, respectively. In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the U.S. Dollar ("USD") due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 200.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of these devaluations, we recorded a foreign exchange loss of $3.6 million in 2015.
In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentine peso was devalued from 6.5 pesos to one USD to approximately 8.0 peso to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
In 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.3 bolivars to one USD to 6.3 bolivars to one USD. As a result of the devaluation, through the end of fiscal 2013, we believed that the official rate of 6.3 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela.
Due to the strengthening of the USD against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded additional foreign exchange losses of $14.9 million, $8.2 million and $6.3 million in 2015, 2014 and 2013, respectively.
The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded a loss on the cash surrender value of life insurance policies of $0.8 million in 2015 and gains of $0.8 million and $0.2 million in 2014 and 2013, respectively.
Income Taxes
The income tax provision from continuing operations for 2015 was $86.0 million compared to $86.2 million in 2014 and $83.1 million in 2013. Our effective tax rate from continuing operations was 47.0%, 34.5% and 32.2% in 2015, 2014 and 2013, respectively. During 2015, we recorded $11.3 million of additional income tax primarily related to the establishment of deferred income tax valuation allowances and $0.5 million of other tax items. During 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.3 million related to certain acquisition costs that were capitalized for tax purposes. During the third quarter of 2013, we recorded net benefits of $4.7 million primarily related to closing prior tax years. This net benefit includes related interest income of $0.7 million which is included in "Other, net" ($0.5 million, net of tax). Our effective tax rate was different from the statutory rate primarily due to the reversal of the income tax valuation allowance in Europe and changes in the tax rate related to country mix of income. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted effective tax rate in 2015 was 40.5% compared to 37.5% in 2014 and 33.8% in 2013. The higher adjusted effective tax rate was due to the change in the country mix of earnings.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Therefore, our 2015 results include, as a component of discontinued operations, $10.0 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.

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

In periods when sales are increasing, the expanded working capital needs will be funded first by cash from operations, then from additional borrowings and lastly from additional equity offerings. In periods when sales are decreasing, we will have improved cash flows due to reduced working capital requirements. During such periods, we will use the expanded cash flow to reduce the amount of leverage in our capital structure until such time as economic conditions improve and growth resumes. Also, we will, from time to time, issue or retire borrowings or equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.
Net cash provided by operations was $91.9 million in 2015, which compares to $104.2 million of cash provided by operations in 2014. The decrease in net cash provided by operations in 2015 compared to 2014 reflects a decline in earnings, which includes a $40.0 million non-cash net gain from the sale of Fasteners, partially offset by an improvement in working capital efficiency. Net cash provided by operations in 2014 of $104.2 million compares to $334.5 million in 2013. The lower cash provided by operations in 2014 reflects higher overall working capital requirements to support the organic sales growth on a per day basis, partially offset by a four day improvement in working capital efficiency.
Net cash used in investing activities was $479.3 million in 2015, which included $824.7 million for the acquisition of Power Solutions and $28.6 million for capital expenditures, partially offset by $371.8 million of net cash proceeds from the sale of the Fasteners business. This compares to net cash used in investing activities of $458.7 million in 2014, which included $418.4 million for the acquisition of Tri-Ed and $40.3 million for capital expenditures. Net cash used in investing activities was $32.2 million in 2013 for capital expenditures. Capital expenditures are expected to be approximately $45 - $50 million in 2016 as we continue to invest in the warehouse equipment, information system upgrades and integration of acquired businesses, and new software to support our infrastructure.
Net cash provided by financing activities was $449.8 million in 2015 and $385.7 million in 2014, respectively, compared to net cash used in financing activities of $324.1 million in 2013. During 2015, we received net proceeds of $799.0 million from the issuance of the Receivables Facility, $345.6 million from the issuance of the Notes due 2023 and $229.1 million from the issuance of the Canadian Term Loan, partially offset by net repayments of borrowings on the accounts receivable securitization facility of $65.0 million, repayments of borrowings under the $200.0 million term loan, the repayment of our Senior notes due 2015, which had a maturity value of $200.0 million, and repayments of borrowings under the Canadian Term Loan of $45.1 million. During 2014, we received proceeds of $200.0 million and $394.0 million from the $200.0 million term loan and issuance of the Senior notes due 2021, respectively. Additionally, we had net repayments of borrowings on revolving lines of credit of $183.8 million, a $1.2 million repayment of the $200.0 million term loan along with the repayment of our Senior notes due 2014 which had a maturity value of $32.3 million. During 2013, our Senior notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300.0 million principal amount of the Senior notes due 2013 in cash. Available borrowings under our accounts receivable securitization facility and 5-year senior unsecured revolving credit agreement were used to retire the Senior notes due 2013. We also had net proceeds from borrowings on revolving lines of credit of $152.3 million in 2013.
Liquidity and Capital Resources
We maintain the flexibility to utilize future cash flows to invest in the growth of the business, and we believe that the current leverage on the balance sheet positions us to effectively capitalize on current organic growth opportunities. We will continue to balance our focus on sales and earnings growth with continuing efforts in cost control and working capital management. Maintaining a strong and flexible financial position continues to be vital to funding investment in strategic long-term growth initiatives.
At January 1, 2016, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At January 1, 2016, there was $390.1 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility. In the fourth quarter of 2015, we terminated our $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement.

Receivables Facility

On October 5, 2015, we, through our wholly-owned subsidiary, Anixter Receivables Corporation ("ARC"), entered into a Receivables Facility, which is a receivables based five-year revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International.

The Receivables Facility has a borrowing base of 85% of eligible receivables, subject to certain reserves.

In connection with the entry into the Receivables Facility, Anixter Inc. and ARC terminated its existing Second Amended and Restated Receivables Purchase Agreement (the "RPA").

In connection with the entry into the Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the Receivables Facility and the termination of the RPA, and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Power Solutions acquisition (the "Power Solutions Subsidiaries").

Inventory Facility

On October 5, 2015, we and certain of our wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending five-year revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by Anixter International.

The Inventory Facility has a borrowing base, (a) with respect to appraised eligible domestic inventory, of the lesser of (i) 85% of the net orderly liquidation value of such inventory and (ii) 75% of book value of such inventory, plus, (b) with respect to eligible domestic inventory not appraised, 40% of the net orderly liquidation value of such inventory, less (c) certain reserves.

The Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

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

Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian dollars (equivalent to approximately $225.0 million USD) Canadian Term Loan. During the fourth quarter of 2015, we repaid $45.1 million of the outstanding balance and incurred $0.3 million of additional interest expense due to the write off of debt issuance costs on the early payment of debt. The Canadian Term Loan is and will be guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan is secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries, which comprise the borrowing group.

The Canadian Term Loan has a five year maturity. The drawn pricing will range from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortizes 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5.

The borrowing group for the Canadian Term Loan initially will be subject to a maximum leverage ratio of 4.25x and a minimum fixed charge coverage ratio of 3.0x.

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
At the end of fiscal 2015, we had $346.2 million available under revolving lines of credit and the secured accounts receivable and inventory facilities. All credit lines are with financial institutions with investment grade credit ratings. Borrowings under the accounts receivable and inventory facilities are limited based on the borrowing base criteria as described above. Our cash balance was $151.3 million at January 1, 2016. Our debt-to-total capitalization was 58.2%, 51.5% and 52.1% at the end of fiscal years 2015, 2014 and 2013, respectively. Our capital allocation priorities include achieving our debt-to-capital target range of 45 - 50% by mid-2017, funded out of the strong free cash flow we expect to generate from our repositioned platform.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 6. "Debt" in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations and Commitments
At the end of fiscal 2015, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

(In millions)	Payments due by period
	2016	2017	2018	2019	2020	Beyond 2020	Total
Debt [a]	$2.6	$—	$5.0	$371.6	$536.4	$750.0	$1,665.6
Contractual Interest [b]	70.5	69.7	69.7	61.5	69.1	203.3	543.8
Purchase Obligations [c]	424.6	15.8	2.7	0.1	—	1.6	444.8
Operating Leases	71.4	57.6	48.3	34.6	25.6	58.4	295.9
Deferred Compensation Liability [d]	4.0	5.1	4.2	2.9	2.9	27.3	46.4
Pension Plans [e]	17.1	—	—	—	—	—	17.1
Total Obligations	$590.2	$148.2	$129.9	$470.7	$634.0	$1,040.6	$3,013.6
Liabilities related to unrecognized tax benefits of $3.9 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $87.6 million at January 1, 2016, which are subject to various provisions of each respective country. Approximately $74.1 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2016 and 2024. See Note 8. "Income Taxes" in the Notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The Canadian Term Loan requires principal payments of $5.0 million in 2018, $21.6 million in 2019 and $146.3 million in 2020. The Notes due 2019, the Notes due 2021 and the Notes due 2023 require payments upon retirement of $350.0 million in 2019, $400.0 million in 2021 and $350.0 million in 2023, respectively. The $390.1 million outstanding on our revolving lines of credit requires payment in 2020.

(b)	Interest payments on debt outstanding at January 1, 2016 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at January 1, 2016.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 1, 2016, the deferred compensation liability was $46.4 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At January 1, 2016, the cash surrender value of these company-owned life insurance policies was $34.3 million.

(e)
The majority of our various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At January 1, 2016 the current portion of our net pension liability of $69.9 million was $0.9 million. We currently estimate that we will contribute $17.1 million to our foreign and domestic pension plans in 2016, which includes $0.9 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2016.

Critical Accounting Policies and Estimates
We believe that the following are critical areas of accounting that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results. Historically, with the exception of any goodwill and related long-lived asset impairment charges, our estimates in these critical areas have not differed materially from actual results.
Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that most assets acquired and liabilities assumed be recognized as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We engage a third party professional service provider to assist us in determining the fair values of the assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, customer attrition rates and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The purchase price allocation for the Power Solutions acquisition completed in the fourth quarter of 2015 is preliminary and awaiting finalization of the valuation of the acquired property, plant and equipment, intangible assets and related deferred tax liabilities, which is expected to be completed by the third quarter of 2016.
Allowance for Doubtful Accounts
At January 1, 2016 and January 2, 2015, we reported net accounts receivable of $1,326.4 million and $1,171.0 million, respectively. The acquisition of Power Solutions contributed to the increase in the 2015 net accounts receivable balance compared to 2014. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $37.5 million and $27.0 million at the end of 2015 and 2014, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

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
Inventory Obsolescence
At January 1, 2016 and January 2, 2015, we reported inventory of $1,182.6 million and $859.0 million, respectively (net of inventory reserves of $42.4 million and $34.7 million, respectively). The acquisition of Power Solutions contributed to the increase in the 2015 inventory and associated reserve compared to 2014. Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
A significant element in determining our net periodic benefit cost in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") is the expected return on plan assets. For 2015, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.63%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2015. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual loss of approximately 1.9% in 2015 and an actual gain of approximately 10.0% in 2014. The fair value of plan assets is $446.2 million at the end of fiscal 2015, compared to $461.7 million at the end of fiscal 2014. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2015, 2014 and 2013, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). At the end of 2015 and 2014, we concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves and is a refinement of our prior approach of utilizing the Citigroup Curve at the end of 2013. These rates are adjusted to match the duration of the liabilities associated with the pension plans.
In the third quarter of 2015, we took two actions related to the Anixter Inc. Pension Plan in the United States. First, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. The total expense related to the amendment was $0.8 million. Second, we amended the Anixter Inc. Pension Plan in the United States to allow for terminated Fasteners employees to become immediately vested, if they were hired before February 12, 2015 and are not already fully vested. Furthermore, the amendment allows for employees who were terminated in connection with the sale of the Fastener business, the one-time option to receive a cash payout of their vested benefits. This resulted in $10.2 million of additional contributions paid by us using excess cash from operations to fund $10.2 million of payments. The funding of the cash payments did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2015.
Additionally, in connection with the disposition of the Fasteners business, we commenced settlement of the liabilities of one of our Europe pension plans. As such, we entered into a buy-in policy with an insurance carrier for that plan and will convert to a buy-out policy in 2016. After the conversion, a final settlement of the pension plan will take its place once the liabilities have been settled and accumulated other comprehensive losses of approximately $7.8 million (£5.3 million) will be charged to the income statement.
In 2014, we adopted new U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuary's recent mortality experience study and reflect future mortality improvements. In 2015, the the Society of Actuaries released new mortality improvement projection scales. As a result, we again updated U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The updated mortality assumptions resulted in a decrease of $1.9 million and an increase of $17.7 million to the benefit obligation as of the end of 2015 and 2014, respectively, after reflecting the discount rate change.
At January 1, 2016 and January 2, 2015, we determined the consolidated weighted-average discount rate of all plans to be 3.98% and 3.79%, respectively, and used these rates to measure the pension benefit obligation ("PBO") at the end of each respective fiscal year end. As a result, the PBO decreased to $516.1 million at the end of fiscal 2015 from $556.0 million at the end of fiscal 2014. Our consolidated net unfunded status was $69.9 million at the end of fiscal 2015 compared to $94.3 million at the end of 2014.

In the fourth quarter of 2012, we took two actions related to the Anixter Inc. Pension Plan in the United States that reduced expenses and contributions in 2013 and 2014. First, we offered a one-time lump sum payment option to terminated vested participants that resulted in $34.0 million of additional contributions paid by us to fund $36.2 million of payments. This resulted in a settlement charge of $15.3 million related to the immediate recognition of actuarial losses accumulated in other comprehensive income, a component of stockholders’ equity. The additional contributions of $34.0 million were made using excess cash from operations, positively influencing the funded status of the plan. Second, we made changes to our existing U.S. defined benefit plan which became effective December 31, 2013 and froze benefits provided to employees hired before June 1, 2004. These employees are covered under the personal retirement account pension formula similar to the one described more fully in Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" in the Notes to the Consolidated Financial Statements for non-union domestic employees hired on or after June 1, 2004.
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
All non-union domestic employees earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Active participants become fully vested in their hypothetical personal retirement account after 3 years of service. Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account balance as of January 1st in the Domestic Plan and is based on the 10 year Treasury note rate as of the last business day of December. This benefit was modified for entrants hired or rehired on or after July 1, 2015 as described above.
The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, we seek to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. Our risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns.
We recognized net periodic cost of $11.1 million in 2015, $4.6 million in 2014 and $16.7 million in 2013. The increase in pension cost in 2015 is primarily due to the amendments to the U.S. pension plan described above and the impact of the decrease in the consolidated weighted average discount rate from 4.64% in 2014 to 3.79% in 2015.
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2016 pension expense of approximately $3.3 million and an increase in the projected benefit obligations at January 1, 2016 of $46.3 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2016 expense of approximately $2.2 million.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment annually in the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In connection with our third quarter of 2015 annual assessment, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.

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
Other than goodwill, our only indefinite-lived intangible assets are trade names acquired during the Tri-Ed acquisition. See Note 3. "Business Combinations" in the Notes to the Consolidated Financial Statements for further information. Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, buildings, computer software and hardware, warehouse equipment and leasehold improvements. We continually evaluate whether events or circumstances have occurred that would indicate the remaining estimated useful lives of our long-lived assets warrant revision or that the remaining balance of such assets may not be recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
During 2015, we performed the quantitative assessment for each of our reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts. At the end of fiscal 2015, we expect the carrying amount of goodwill, allocated to each of our segments, and our long-lived assets to be fully recoverable.
Deferred Tax Assets
At January 1, 2016 and January 2, 2015, our valuation allowance for deferred tax assets was $24.0 million and $11.9 million, respectively. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
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
As of January 1, 2016, the aggregate amount of global uncertain unrecognized tax benefits and related interest and penalties recorded was approximately $6.8 million, of which $2.9 million was acquired in connection with the Power Solutions acquisition and is fully indemnified by the seller and offset by an indemnification asset recorded on the balance sheet. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of fluctuations in foreign currencies and interest rate changes, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to minimize these risks, but not for trading purposes. Our strategy is to negotiate terms for our derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency denominated accounts). The counterparties to our derivative contracts have investment-grade credit ratings. We expect the creditworthiness of our counterparties to remain intact through the term of the transactions. We regularly monitor the creditworthiness of our counterparties to ensure no issues exist which could affect the value of the derivatives. Any resulting gains or losses from hedge ineffectiveness are reflected directly in "Other, net" in our Consolidated Statements of Income. During periods of volatility in foreign exchange rates, we can be subject to significant foreign exchange gains and losses since there is a time lag between when we incur the foreign exchange exposure and when we have the information to properly hedge the exposure.
Foreign Exchange Risk
Historically, our foreign currency-denominated sales have been approximately one-third of consolidated sales. Our exposure to currency rate fluctuations primarily relate to Europe (Euro and British Pound) and Canada (Canadian dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (Peso), Australia (Dollar), Brazil (Real), Chile (Peso), Colombia (Peso), Mexico (Peso), Turkey (Lira) and Venezuela (Bolivar).
Our investments in several subsidiaries are recorded in currencies other than the U.S. dollar ("USD"). As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the USD increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the USD, are translated into USD using the average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of Stockholders’ Equity, "Foreign currency translation," which is a component of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. In addition, as our subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in "Other, net" in the Consolidated Statements of Income.
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At January 1, 2016 and January 2, 2015, the gross notional amount of the foreign currency forward contracts outstanding was approximately $196.1 million and $222.9 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at January 1, 2016 and January 2, 2015, the net notional amount of the foreign currency forward contracts outstanding was approximately $132.8 million and $121.9 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $16.8 million and $12.3 million loss in fiscal 2015 and 2014, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.
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

In the first quarter of 2013, the Venezuela government announced a devaluation of the bolivar from the rate of 4.3 bolivars to one USD to 6.3 bolivars to one USD. As a result of this change, we recorded a $1.1 million pre-tax foreign exchange loss in the first quarter of 2013. Venezuelan officials announced that they would be discontinuing the Transaction System for Foreign Currency Denominated Securities ("SITME") system. The Venezuelan government launched the Complementary System for the Administration of Foreign Currency ("SICAD"), which allows entities to bid on foreign currency being sold by the government at the official exchange rate or at higher rates than the official exchange rate. Specifically, the Venezuelan government held an auction under SICAD for select importers, which did not include us. Therefore, through the end of fiscal 2013, we believed that the official rate of 6.3 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela.
In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar, which required us to use the SICAD rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. As a result of this change, we recorded a $6.9 million pre-tax foreign exchange loss in the first quarter of 2014.
In February 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 200.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of the devaluation in the first quarter of 2015, we recorded a foreign exchange loss of $0.7 million in the Consolidated Statement of Income in the first quarter of 2015. Our remaining exposure related to any further devaluation of the bolivar is immaterial.
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
In the fourth quarter of 2015, the Argentina peso was devalued by approximately 40% against the USD due to the loosening of currency controls, resulting in a pre-tax foreign exchange loss of $2.9 million.
Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in recently issued accounting guidance on fair value measurements.
The carrying value of our fixed-rate debt (specifically, Notes due 2023, Notes due 2021, Notes due 2019 and Notes due 2015) was $1,087.5 million and $940.1 million at January 1, 2016 and January 2, 2015, respectively. The fair value of the fixed-rate debt instruments was $1,114.1 million and $976.3 million at January 1, 2016 and January 2, 2015, respectively. Our Notes due 2023, Notes due 2021 and Notes due 2019 bear interest at fixed rates of 5.50%, 5.125% and 5.625%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the fixed-rate debt would decrease by 2.2% and 1.7% at January 1, 2016 and January 2, 2015, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 2.4% and 1.8% at January 1, 2016 and January 2, 2015, respectively.
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

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "intend," "anticipate," "contemplate," "estimate," "plan," "project," "should," "may," "will," or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. "Risk Factors." The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 33 to 73 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of January 1, 2016 and January 2, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at January 1, 2016 and January 2, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 19, 2016

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
(In millions, except per share amounts)
Net sales	$6,190.5	$5,507.0	$5,291.1
Cost of goods sold	4,850.0	4,267.7	4,092.2
Gross profit	1,340.5	1,239.3	1,198.9
Operating expenses	1,072.7	929.2	886.3
Impairment of long-lived assets	—	—	1.7
Operating income	267.8	310.1	310.9
Other expense:
Interest expense	(63.8)	(44.5)	(43.9)
Other, net	(21.1)	(16.0)	(8.9)
Income from continuing operations before income taxes	182.9	249.6	258.1
Income tax expense from continuing operations	86.0	86.2	83.1
Net income from continuing operations	$96.9	$163.4	$175.0
Income from discontinued operations before income taxes	11.9	45.2	38.1
Gain on sale of business	41.0	—	—
Income tax expense from discontinued operations	22.2	13.8	12.6
Net income from discontinued operations	30.7	31.4	25.5
Net income	$127.6	$194.8	$200.5
Income per share:
Basic:
Continuing operations	$2.92	$4.95	$5.34
Discontinued operations	0.92	0.95	0.78
Net income	$3.84	$5.90	$6.12
Diluted:
Continuing operations	$2.90	$4.90	$5.27
Discontinued operations	0.91	0.94	0.77
Net income	$3.81	$5.84	$6.04
Basic weighted-average common shares outstanding	33.2	33.0	32.8
Effect of dilutive securities:
Stock options and units	0.2	0.3	0.3
Convertible notes due 2013	—	—	0.1
Diluted weighted-average common shares outstanding	33.4	33.3	33.2

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
(In millions)
Net income	$127.6	$194.8	$200.5
Other comprehensive (loss) income:
Foreign currency translation	(82.9)	(59.5)	(15.0)
Changes in unrealized pension cost, net of tax	(9.5)	(51.8)	40.2
Changes in fair market value of derivatives, net of tax	(0.1)	(0.1)	—
Other comprehensive (loss) income	(92.5)	(111.4)	25.2
Comprehensive income	$35.1	$83.4	$225.7
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2016	January 2, 2015
(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$151.3	$92.0
Accounts receivable, net (Includes $548.5 at January 2, 2015 associated with securitization facility)	1,326.4	1,171.0
Inventories	1,182.6	859.0
Deferred income taxes	—	33.7
Other current assets	63.7	54.9
Current assets of discontinued operations	3.8	379.2
Total current assets	2,727.8	2,589.8
Property and equipment, at cost	346.4	305.3
Accumulated depreciation	(214.6)	(201.1)
Net property and equipment	131.8	104.2
Goodwill	756.5	582.3
Intangible assets, net	453.8	202.7
Other assets	72.1	101.8
Total assets	$4,142.0	$3,580.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905.6	$738.5
Accrued expenses	245.3	183.2
Current liabilities of discontinued operations	5.3	108.8
Total current liabilities	1,156.2	1,030.5
Long-term debt (Includes $65.0 at January 2, 2015 associated with securitization facility)	1,642.9	1,202.0
Other liabilities	163.5	215.3
Total liabilities	2,962.6	2,447.8
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,278,130 and 33,141,950 shares issued and outstanding at January 1, 2016 and January 2, 2015, respectively	33.3	33.1
Capital surplus	249.2	238.2
Retained earnings	1,127.4	999.7
Accumulated other comprehensive loss:
Foreign currency translation	(142.0)	(59.1)
Unrecognized pension liability, net	(88.5)	(79.0)
Unrealized gain on derivatives, net	—	0.1
Total accumulated other comprehensive loss	(230.5)	(138.0)
Total stockholders’ equity	1,179.4	1,133.0
Total liabilities and stockholders’ equity	$4,142.0	$3,580.8
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
(In millions)
Operating activities:
Net income	$127.6	$194.8	$200.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax of $17.3	(40.0)	—	—
Depreciation	23.8	24.0	22.1
Amortization of intangible assets	25.4	11.7	8.0
Stock-based compensation	14.5	13.8	13.6
Deferred income taxes	5.9	25.7	22.3
Amortization of deferred financing costs	2.0	—	1.7
Accretion of debt discount	1.8	2.3	3.7
Pension plan contributions (including settlements)	(37.7)	(16.8)	(15.3)
Pension plan expenses	11.4	4.6	16.7
Loss on extinguishments of debt	0.9	—	—
Excess income tax benefit from employee stock plans	(0.6)	(5.8)	(1.6)
Impairment of long-lived assets	—	—	1.7
Changes in current assets and liabilities:
Accounts receivable	(5.9)	(102.9)	36.9
Inventories	(54.0)	(49.6)	96.9
Accounts payable	(15.3)	54.9	(19.9)
Other current assets and liabilities, net	31.1	(49.0)	(53.5)
Other, net	1.0	(3.5)	0.7
Net cash provided by operating activities	91.9	104.2	334.5
Investing activities:
Acquisitions of businesses, net of cash acquired	(822.5)	(418.4)	—
Proceeds from sale of business	371.8	—	—
Capital expenditures, net	(28.6)	(40.3)	(32.2)
Net cash used in investing activities	(479.3)	(458.7)	(32.2)
Financing activities:
Proceeds from borrowings	643.6	1,550.4	1,761.2
Repayments of borrowings	(707.5)	(1,734.2)	(1,608.9)
Proceeds from Receivables Facility	799.0	—	—
Repayments of Receivables Facility	(409.0)	—	—
Proceeds from issuance of Notes due 2023	345.6	—	—
Proceeds from issuance of Canadian Term Loan	229.1	—	—
Repayments of Canadian Term Loan	(45.1)	—	—
Retirement of Notes due 2015	(200.0)	—	—
Repayment of term loan	(198.8)	(1.2)	—
Proceeds from issuance of term loan	—	200.0	—
Proceeds from issuance of Notes due 2021	—	394.0	—
Retirement of Notes due 2014	—	(32.3)	—
Retirement of Notes due 2013	—	—	(300.0)
Payments for repurchase of warrants	—	—	(19.2)
Deferred financing costs	(6.7)	(2.3)	(1.2)
Excess income tax benefit from employee stock plans	0.6	5.8	1.6
Proceeds from stock options exercised	—	7.2	8.1
Payment of special cash dividend	—	—	(165.7)
Other, net	(1.0)	(1.7)	—
Net cash provided by (used in) financing activities	449.8	385.7	(324.1)
Increase (decrease) in cash and cash equivalents	62.4	31.2	(21.8)
Effect of exchange rate changes on cash balances	(3.1)	3.5	(10.3)
Cash and cash equivalents at beginning of period	92.0	57.3	89.4
Cash and cash equivalents at end of period	$151.3	$92.0	$57.3
Cash paid for interest	56.1	37.6	43.5
Cash paid for taxes	103.5	117.0	82.0
See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at December 28, 2012	32.5	$32.5	$218.6	$770.6	$(51.8)	$969.9
Net income	—	—	—	200.5	—	200.5
Other comprehensive income (loss):
Changes in unrealized pension cost, net of tax of $24.1	—	—	—	—	40.2	40.2
Foreign currency translation	—	—	—	—	(15.0)	(15.0)
Special dividend declared on common stock ($5.00 per share)	—	—	—	(166.5)	—	(166.5)
Dividend forfeited on common stock	—	—	—	0.2	—	0.2
Payment for repurchase of warrants	—	—	(19.2)	—	—	(19.2)
Stock-based compensation	—	—	13.6	—	—	13.6
Issuance of common stock and related tax benefits	0.4	0.4	3.3	—	—	3.7
Balance at January 3, 2014	32.9	$32.9	$216.3	$804.8	$(26.6)	$1,027.4
Net income	—	—	—	194.8	—	194.8
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(59.5)	(59.5)
Changes in unrealized pension cost, net of tax of $24.3	—	—	—	—	(51.8)	(51.8)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	13.8	—	—	13.8
Issuance of common stock and related tax benefits	0.2	0.2	8.1	—	—	8.3
Balance at January 2, 2015	33.1	$33.1	$238.2	$999.7	$(138.0)	$1,133.0
Net income	—	—	—	127.6	—	127.6
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(82.9)	(82.9)
Changes in unrealized pension cost, net of tax of $2.3	—	—	—	—	(9.5)	(9.5)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	14.8	—	—	14.8
Issuance of common stock and related tax benefits	0.2	0.2	(3.8)	—	—	(3.6)
Balance at January 1, 2016	33.3	$33.3	$249.2	$1,127.4	$(230.5)	$1,179.4

See accompanying notes to the consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company") and sometimes referred to in these Notes to the Consolidated Financial Statements as "we", "our", "us", or "ourselves", formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products and utility power solutions through Anixter Inc. and its subsidiaries.
On October 5, 2015, we completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. in exchange for $824.7 million (net of cash and outstanding checks of $11.7 million and an unfavorable net working capital adjustment of $3.8 million based on preliminary calculations). The acquisition was financed using borrowings under new financing arrangements as described in Note 6. "Debt" and cash on hand.
Basis of presentation: The consolidated financial statements include the accounts of Anixter International Inc. and its subsidiaries. Our fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2015 and 2014 and 53 weeks in 2013. Certain prior period amounts have been reclassified to conform to the current year presentation.
In 2015, we sold the OEM Supply - Fasteners ("Fasteners") business, as described in Note 2. "Discontinued Operations". The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in our Consolidated Financial Statements, and all prior periods have been revised to reflect this classification.
In the fourth quarter of 2015, in connection with the acquisition of Power Solutions, we renamed our legacy Enterprise Cabling and Security Solutions segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into our historical Electrical and Electronic Wire and Cable ("W&C") segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions forms the Utility Power Solutions ("UPS") segment.
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
Receivables and allowance for doubtful accounts: We carry our accounts receivable at their face amounts less an allowance for doubtful accounts, which was $37.5 million and $27.0 million at the end of 2015 and 2014, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $25.8 million, $11.4 million and $10.2 million in 2015, 2014 and 2013, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At January 1, 2016 and January 2, 2015, we reported inventory of $1,182.6 million and $859.0 million, respectively (net of inventory reserves of $42.4 million and $34.7 million, respectively). The acquisition of Power Solutions contributed to the increase in the 2015 inventory and associated reserve compared to 2014. Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
Property and equipment: At January 1, 2016, net property and equipment consisted of $90.4 million of equipment and computer software, $40.6 million of buildings and leasehold improvements and $0.8 million of land. At January 2, 2015, net property and equipment consisted of $75.9 million of equipment and computer software and $28.3 million of buildings and leasehold improvements. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 15 years. Buildings are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 7 to 39 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to continuing operations, including an immaterial amount of capital lease depreciation, was $22.2 million, $20.0 million and $18.6 million in 2015, 2014 and 2013, respectively.
We continually evaluate whether events or circumstances have occurred that would indicate the remaining useful lives of our property and equipment warrant revision or that the remaining balance of such assets may not be recoverable. In 2013, we assessed the recoverability of certain property and equipment and recorded a non-cash impairment charge of $1.7 million to reduce the carrying values of these assets, and these charges are reflected in our operating results. In order to measure an impairment loss of property and equipment, we estimate the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation include significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on our assumptions about the assumptions market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values are applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the assets.
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and we have committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At January 1, 2016 and January 2, 2015, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $49.5 million and $44.1 million, respectively. Amortization expense charged to continuing operations for capitalized costs was $2.8 million, $2.5 million and $2.4 million in 2015, 2014 and 2013, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2015, 2014 and 2013 were $1.2 million, $0.8 million and $0.6 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill: We evaluate goodwill for impairment annually in the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In connection with our third quarter of 2015 annual assessment, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approach, both of which are broadly defined below. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.
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
Intangible assets: As of January 1, 2016 and January 2, 2015, our intangible asset balances are as follows:

		January 1, 2016		January 2, 2015
(In millions)	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$461.4	$(48.4)	$184.8	$(29.0)
Exclusive supplier agreement	21	22.0	(1.6)	22.9	(0.3)
Trade names	3-10	13.3	(5.8)	14.1	(3.4)
Trade names	Indefinite	10.6	—	10.6	—
Non-compete agreements	1-5	4.5	(2.2)	3.9	(0.9)
Total		$511.8	$(58.0)	$236.3	$(33.6)
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
Our definite-lived intangible assets are primarily related to customer relationships. The acquisition of Power Solutions contributed to the increase in the 2015 customer relationships compared to 2014. In order to measure an impairment loss of customer relationships, we estimate the fair value by using an excess earnings model, a form of the income approach. The analysis requires us to make various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships include significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Inputs included discount rates derived from an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible amortization expense is expected to average $33.9 million per year for the next five years, of which $16.7 million and $12.7 million relate to intangible assets recorded for the Power Solutions and Tri-Ed acquisitions, respectively. See Note 3. "Business Combinations" for further details. Our definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.
Other, net: The following represents the components of "Other, net" as reflected in the Consolidated Statements of Income for the fiscal years 2015, 2014 and 2013:

(In millions)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Other, net:
Foreign exchange	$(14.9)	$(8.2)	$(6.3)
Foreign exchange devaluations	(3.6)	(8.0)	(1.1)
Cash surrender value of life insurance policies	(0.8)	0.8	0.2
Other	(1.8)	(0.6)	(1.7)
Total other, net	$(21.1)	$(16.0)	$(8.9)
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the U.S. Dollar ("USD") due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which we believe will now require us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, we believe that the current rate of approximately 200.0 bolivars to one USD will be the rate available to us in the event we repatriate cash from Venezuela. As a result of these devaluations, we recorded a foreign exchange loss of $3.6 million in 2015.
In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar, which required us to use the Complementary System for the Administration of Foreign Currency ("SICAD") rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. In the first quarter of 2014, the Argentine peso was also devalued from 6.5 pesos to one USD to approximately 8.0 peso to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of these devaluations, we recorded foreign exchange losses in these two countries of $8.0 million in the first quarter of 2014.
In 2013, we had a $1.1 million foreign exchange loss due to the devaluation of the Venezuela bolivar from the rate of 4.3 bolivars to one USD to 6.3 bolivars to one USD. As a result of the devaluation, through the end of fiscal 2013, we believed that the official rate of 6.3 bolivars to one USD would be the rate available to us in the event we repatriated cash from Venezuela.
Due to the strengthening of the USD against certain foreign currencies, primarily in our Europe and Latin America regions, we recorded additional foreign exchange losses of $14.9 million in 2015, $8.2 million in 2014 and $6.3 million in 2013.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in "Other, net" in the Consolidated Statements of Income.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At January 1, 2016 and January 2, 2015, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At January 1, 2016 and January 2, 2015, the gross notional amount of the foreign currency forward contracts outstanding was approximately $196.1 million and $222.9 million, respectively. At January 1, 2016 and January 2, 2015, the net notional amount of the foreign currency forward contracts outstanding was approximately $132.8 million and $121.9 million, respectively. While all of our foreign currency forward contracts are subject to master netting arrangements with our counterparties, we present our assets and liabilities related to derivative instruments on a gross basis within the Consolidated Balance Sheets. The gross fair value of our derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets in each of the last three fiscal years resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. In 2013, we recorded interest income of $0.7 million related to closing prior tax years.
Fair value measurement: Our assets and liabilities measured at fair value on a recurring basis consist of foreign currency forward contracts and the assets of our defined benefit plans. The fair value of the foreign currency forward contracts is discussed above in the section titled "Other, net." The fair value of the assets of our defined benefit plans is discussed in Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits". Fair value disclosures of debt are discussed in Note 6. "Debt".
We measure the fair values of goodwill, intangible assets and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets. The fair value measurements of goodwill, intangible assets and property and equipment are discussed above.
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
Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. We also establish a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $29.1 million and $23.7 million at January 1, 2016 and January 2, 2015, respectively.
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
In instances where we do not have goods in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. We generally take title to the goods when shipped by the manufacturer and then we bill the customer for the product upon transfer of the title to the customer.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales taxes: Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Consolidated Statements of Income.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $13.2 million, $12.6 million and $12.4 million in 2015, 2014 and 2013, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.
Shipping and handling fees and costs: We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in "Operating expenses" on the Consolidated Statements of Income, which were $102.7 million, $99.5 million and $99.6 million in 2015, 2014 and 2013, respectively.
Stock-based compensation: In accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we measure the cost of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.
Accumulated other comprehensive income (loss): We accumulated unrealized gains and losses in "Accumulated other comprehensive income (loss)" ("AOCI") which are also reported in "Other comprehensive (loss) income" on the Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income.
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
For 2015, 2014 and 2013, we had 0.2 million, 0.3 million and 0.3 million, respectively, of additional shares related to stock options and stock units included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For 2015, 2014 and 2013, the antidilutive stock options and units were immaterial.
As discussed in Note 6. "Debt", the Senior notes due 2013 ("Notes due 2013") have been retired; however, they were dilutive in 2013. Specifically, as a result of our average stock price exceeding the average accreted value during 2013, we included 0.1 million additional shares related to the Notes due 2013 in the diluted weighted-average common shares outstanding.
Recently issued and adopted accounting pronouncements: In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in the balance sheet. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance prospectively in the fourth quarter of fiscal year 2015. We reclassified approximately $28.0 million of current deferred tax assets to other assets (non-current) in the balance sheet as of January 1, 2016.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retroactively account for measurement-period adjustments to provisional amounts recognized in a business combination. Under the new guidance, the measurement-period adjustments must be recognized in the period in which adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance in the third quarter of fiscal year 2015. The adoption did not have a material impact on our results of operations, cash flows or financial position.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The core principle of the guidance is that an entity should measure inventory at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation." The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the fourth quarter of fiscal year 2015. The adoption did not have a material impact on our results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets), which permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. We adopted this guidance in the fourth quarter of fiscal year 2015. The adoption did not have a material impact on our results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Securities and Exchange Commission ("SEC") staff noted that ASU 2015-03 does not address when a company has debt issuance costs related to lines-of-credit arrangements, which may not have an outstanding balance. As a result, in June 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest, which states that the SEC staff will not object to an entity presenting debt issuance costs related to lines-of-credit arrangements as an asset. These new updates are effective for our financial statements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We adopted this guidance in the fourth quarter of fiscal year 2015. We reclassified $10.2 million and $5.7 million as of January 1, 2016 and January 2, 2015, respectively, from other assets (non-current) to long-term debt in the balance sheet.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the notes to the financial statements. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the fourth quarter of fiscal year 2015. The adoption did not require additional disclosures within these financial statements.
In April 2014, the FASB issued ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity's operations and financial results. The guidance is effective for entities with annual periods beginning on or after December 15, 2014. This accounting guidance applies prospectively to new disposals and new classifications of disposal groups held for sale. We adopted this guidance in the first quarter of fiscal year 2015. See Note 2. "Discontinued Operations" for applicable disclosures.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). We are currently evaluating the transition methods and the impact of adoption of this ASU on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. We closed the sale of the Fasteners business to AIP, excluding certain foreign locations on June 1, 2015 and settled all net working capital adjustments relating to these entities in the fourth quarter of 2015. We received cash of $371.8 million on the sale of the Fasteners business. Including transaction related costs of $16.3 million, the sale resulted in a pre-tax gain of $41.0 million ($23.7 million, net of tax).

The assets and liabilities and operating results of the Fasteners business for fiscal year 2015 are presented as "discontinued operations" in our Consolidated Financial Statements. Accordingly, all prior periods have been revised to reflect this classification. Long-term assets of discontinued operations and long-term liabilities of discontinued operations are presented within "Other assets" and "Other liabilities," respectively, in the Consolidated Balance Sheets. The components of the results from discontinued operations reflected in our Consolidated Statements of Cash Flows were immaterial.

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. The allocated interest costs were $1.1 million, $3.6 million and $3.5 million in 2015, 2014 and 2013, respectively. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the respective periods.
In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million and special termination benefit costs of $0.3 million in 2015.

The following represents the components of the results from discontinued operations as reflected in our Consolidated Statements of Income:

	Years Ended
(In millions)	January 1, 2016	January 2, 2015	January 3, 2014
Net sales	$405.9	$938.5	$935.5
Operating income	$14.2	$50.8	$43.9
Income from discontinued operations before income taxes	$11.9	$45.2	$38.1
Gain on sale of discontinued operations	$41.0	$—	$—
Income tax expense from discontinued operations	$22.2	$13.8	$12.6
Net income from discontinued operations	$30.7	$31.4	$25.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As reflected on our Consolidated Balance Sheets as of January 1, 2016 and January 2, 2015, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	January 1, 2016	January 2, 2015
Assets of discontinued operations:
Accounts receivable	$2.6	$158.2
Inventories	1.2	213.8
Other current assets	—	7.2
Net property and equipment	—	16.8
Other assets	—	10.9
Total assets of discontinued operations	$3.8	$406.9

Liabilities of discontinued operations:
Accounts payable	$1.3	$92.8
Accrued expenses	4.0	16.0
Other liabilities	1.7	0.2
Total liabilities of discontinued operations	$7.0	$109.0

NOTE 3. BUSINESS COMBINATIONS
Power Solutions Acquisition
On October 5, 2015, we completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. in exchange for $824.7 million (net of cash and outstanding checks of $11.7 million and an unfavorable net working capital adjustment of $3.8 million based on preliminary calculations). The acquisition was financed using borrowings under new financing arrangements as described in Note 6. "Debt" and cash on hand.
Power Solutions was a compelling strategic acquisition for us that is expected to significantly enhance our competitive position in the electrical wire and cable business and further strengthen our customer and supplier value proposition. In addition to transforming our existing utility business into a leading North American distributor to the utility sector, this acquisition will enable us to provide a full line electrical solution to our existing customers and will provide us with broader access to the mid-size electrical construction market. The high voltage business of Power Solutions forms the UPS segment within our realigned reportable segments. The low voltage business of Power Solutions was combined into our historical W&C segment to form the EES segment.
The following table sets forth the preliminary purchase price allocation, as of the acquisition date, for Power Solutions. The purchase price allocation is preliminary pending finalization of the valuation of the acquired property, equipment, leases, intangible assets and related deferred tax liabilities, which is expected to be completed in 2016.

(In millions)
Cash	$11.7
Current assets, net	564.6
Property, plant and equipment	25.0
Goodwill	190.0
Intangible assets	283.9
Non-current assets	5.4
Current liabilities	(231.6)
Non-current liabilities	(8.8)
Total purchase price	$840.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Power Solutions goodwill of $34.7 million and $155.3 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Power Solutions products with our existing product offerings. Other than $84.9 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	14-18	$281.5
Non-compete agreements	1	2.4
Total intangible assets		$283.9
For 2015, Power Solutions added $459.2 million of revenue and $10.9 million in operating income to our consolidated results. We incurred approximately $11.9 million in acquisition and integration costs and financing costs in 2015 included in "Operating expense" on the Consolidated Statements of Income. Since the date of acquisition, the Power Solutions results are reflected in our Consolidated Financial Statements.
Tri-Ed Acquisition
On September 17, 2014, we acquired 100% of the outstanding capital stock of Tri-Northern Acquisition Holdings, Inc. ("Tri-Ed"), a leading independent distributor of security and low-voltage technology products, from Tri-NVS Holdings, LLC for $418.4 million (net of cash acquired of $11.6 million and a favorable net assets adjustment of $2.2 million). The acquisition was financed using borrowings under the 5-year senior unsecured revolving credit agreement, the accounts receivable securitization facility, available cash and the $200.0 million term loan, as more fully described in Note 6. "Debt". A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes were used to repay certain incurred borrowings to finance the Tri-Ed acquisition.
The acquisition of Tri-Ed presents a strategic opportunity for us and our security business, consistent with our vision to create a leading global security platform and to accelerate profitable revenue growth. Through expanding our offering into highly complementary product lines, we believe our customers will benefit from a broader set of products and solutions in the areas of video, access control, fire/life safety, and intrusion detection. In addition, this transaction provides access to the residential construction end market at an attractive point in the recovery cycle as well as security integrators and dealers we do not currently service. The acquired Tri-Ed business is included within our NSS segment.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All Tri-Ed goodwill, other assets and liabilities were recorded in the NSS reportable segment. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Tri-Ed’s products with our existing product offerings. Other than $12.2 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	11-18	$120.6
Exclusive supplier agreement	21	23.2
Trade names	Indefinite	10.6
Tri-Ed trade names	4	9.2
Non-compete agreements	4-5	3.2
Total intangible assets		$166.8
We incurred approximately $7.0 million in acquisition and integration costs and financing costs in 2014, with $6.7 million and $0.3 million included in "Operating expense" and "Other, net", respectively, on the Consolidated Statement of Income. Since the date of acquisition, the Tri-Ed results are reflected in our Consolidated Financial Statements.
Pro Forma Information

The following unaudited pro forma information shows our results of operations as if the acquisition of Power Solutions had been completed as of the beginning of fiscal 2014 and as if the acquisition of Tri-Ed had been completed as of the beginning of fiscal 2013. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing of the business combinations, depreciation and amortization of tangible and intangible assets recognized as part of the business combinations, related income taxes and various other costs which would not have been incurred had we, Power Solutions and Tri-Ed operated as a combined entity (i.e., management fees paid by Power Solutions and Tri-Ed to their former owners).

	Years Ended
(In millions, except per share amounts)	January 1, 2016	January 2, 2015	January 3, 2014
Net sales	$7,733.4	$7,831.0	$5,863.2
Net income from continuing operations	$107.1	$180.5	$178.3
Income per share from continuing operations:
Basic	$3.22	$5.46	$5.44
Diluted	$3.20	$5.41	$5.37

NOTE 4.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	January 1, 2016	January 2, 2015
(In millions)
Salaries and fringe benefits	$87.5	$77.4
Other accrued expenses	157.8	105.8
Total accrued expenses	$245.3	$183.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5.  RESTRUCTURING AND OTHER CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with our restructuring activities:

	Restructuring Activity
	Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan		Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 3, 2014	$—	$—	$—	$1.6	$0.3	$1.6	$0.3
Payments and other	—	—	—	(1.6)	0.5	(1.6)	0.5
Balance at January 2, 2015	$—	$—	$—	$—	$0.8	$—	$0.8
Charges	3.2	0.2	4.8	—	—	8.0	0.2
Payments and other	(0.2)	—	(3.8)	—	(0.4)	(4.0)	(0.4)
Balance at January 1, 2016	$3.0	$0.2	$1.0	$—	$0.4	$4.0	$0.6

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, we recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in our NSS, EES and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions we are taking to improve efficiencies in conjunction with the acquisition of Power Solutions. This charge is included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $3.2 million as of January 1, 2016 is expected to be paid by the fourth quarter of 2016.
Q2 2015 Restructuring Plan
In the second quarter of 2015, we recorded a pre-tax charge of $3.0 million, $2.2 million and $0.1 million in our NSS, EES, and Corporate segments, respectively, for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we are taking to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. In the fourth quarter of 2015, we reduced the charge by $0.5 million, primarily in our EES segment, due to a reduction in estimated future obligations under the plan. This charge is included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $1.0 million as of January 1, 2016 is expected to be paid by the second quarter of 2016.
Q4 2012 Restructuring Plan
In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a pre-tax charge of $4.1 million and $2.8 million in our NSS and EES segments, respectively. The $6.9 million restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. This charge was included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2012. At January 1, 2016, the majority of the remaining charge included in accrued expenses of $0.4 million is expected to be paid in 2016.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Charges
The year ended January 1, 2016 includes $13.2 million of acquisition and integration costs, $11.7 million of Latin America assets write-off, a write off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, a $1.7 million dilapidation provision related to leasehold properties, a $0.9 million loss on the extinguishment of debt, $0.4 million related to pension divestiture costs, $3.6 million of foreign exchange losses due to the devaluation of foreign currencies, and $0.3 million of additional interest expense due to the write-off of debt issuance costs on the early payment of debt. In addition, the year ended January 1, 2016 includes net tax expense of $11.3 million primarily related to the establishment of a deferred tax valuation allowance and $0.5 million of other tax expense.
The year ended January 2, 2015 includes $7.5 million of acquisition and integration costs and financing costs related to the Tri-Ed acquisition, $8.0 million of foreign exchange losses due to the devaluation of the Venezuela bolivar and the Argentina peso, a net tax benefit of $6.9 million primarily related to the reversal of a deferred tax valuation allowance in Europe, and a net tax benefit of $1.9 million primarily related to closing prior tax years.
The year ended January 3, 2014 includes net benefits of $4.7 million primarily related to closing prior tax years, including related interest income of $0.7 million.

NOTE 6. DEBT
Debt is summarized below:

(In millions)	January 1, 2016	January 2, 2015
Long-term debt:
5.50% Senior notes due 2023	$345.8	$—
5.125% Senior notes due 2021	394.9	394.2
5.625% Senior notes due 2019	346.8	345.9
Canadian term loan	172.9	—
Revolving lines of credit	390.1	—
Term loan	—	198.8
Accounts receivable securitization facility	—	65.0
5.95% Senior notes due 2015	—	200.0
Other	2.6	3.8
Unamortized debt issuance costs	(10.2)	(5.7)
Total long-term debt	$1,642.9	$1,202.0

Certain debt agreements entered into by our operating subsidiaries contain various restrictions, including restrictions on payments to us. These restrictions have not had, nor are expected to have, an adverse impact on our ability to meet cash obligations. Anixter International Inc. has guaranteed substantially all of the debt of our subsidiaries.
Aggregate annual maturities of debt before accretion of debt discount as reflected on the Consolidated Balance Sheet at January 1, 2016 are as follows: 2016 - $2.6 million, 2017 - $0.0 million, 2018 - $5.0 million, 2019 - $368.4 million, 2020 - $536.4 million and $740.7 million thereafter.
Our average borrowings outstanding were $1,338.4 million and $1,027.4 million for the fiscal years ending January 1, 2016 and January 2, 2015, respectively. Our weighted-average cost of borrowings was 4.8%, 4.7% and 5.3% for the years ended January 1, 2016, January 2, 2015 and January 3, 2014, respectively. Interest paid in 2015, 2014 and 2013 was $56.0 million, $37.6 million and $40.0 million, respectively.
At the end of fiscal 2015, we had approximately $155.2 million and $134.2 million in available, committed, unused borrowings under our $600.0 million U.S. accounts receivable asset based five-year revolving credit facility and $150.0 million U.S. inventory asset based five-year revolving credit facility, respectively. All credit lines are with financial institutions with investment grade credit ratings. Borrowings under these facilities are limited based on the borrowing base criteria as described below.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Canadian term loan is subject to a maximum leverage ratio of 4.25x and a minimum fixed charge ratio of 3.0x. We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.

Revolving Lines of Credit and Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Inc., Anixter Receivables Corporation ("ARC") and Anixter Canada Inc., entered into certain financing transactions in connection with the consummation of the acquisition of Power Solutions, including a U.S. accounts receivable asset based five-year revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility"), a U.S. inventory asset based five-year revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility") for a U.S. combined commitment of $750.0 million ("Combined Commitment"). Additionally, we entered into a Canadian term loan facility in Canada in an aggregate principal amount of $300.0 million Canadian dollars, the equivalent to approximately $225.0 million USD, with a five year maturity ("Canadian Term Loan"). In connection with these financing transactions, we incurred approximately $6.7 million in financing transaction costs, of which approximately $5.4 million was capitalized as debt issuance costs and will be amortized through maturity using the straight-line method, and approximately $1.3 million was expensed as incurred. These financing arrangements are described in greater detail below.

Receivables Facility

On October 5, 2015, we, through our wholly-owned subsidiary, ARC, entered into a Receivables Facility, which is a receivables based five-year revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International.

The Receivables Facility has a borrowing base of 85% of eligible receivables, subject to certain reserves.

In connection with the entry into the Receivables Facility, Anixter Inc. and ARC terminated its existing Second Amended and Restated Receivables Purchase Agreement (the "RPA").

In connection with the entry into the Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the Receivables Facility and the termination of the RPA, and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Power Solutions acquisition (the "Power Solutions Subsidiaries").

Inventory Facility

On October 5, 2015, we and certain of our wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending five-year revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by Anixter International Inc.

The Inventory Facility has a borrowing base, (a) with respect to appraised eligible domestic inventory, of the lesser of (i) 85% of the net orderly liquidation value of such inventory and (ii) 75% of book value of such inventory, plus, (b) with respect to eligible domestic inventory not appraised, 40% of the net orderly liquidation value of such inventory, less (c) certain reserves.

The Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Combined Facilities provides for customary representations and warranties and customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the facility, covenant defaults, cross-defaults to other agreements evidencing material indebtedness, certain judgments and events of bankruptcy.
In connection with the new financing arrangements described above, on October 5, 2015, we terminated our $400.0 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement and repaid our borrowings under the $200.0 million term loan in connection with the new financing arrangements.

Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian dollars (equivalent to approximately $225.0 million USD) Canadian Term Loan. During the fourth quarter of 2015, we repaid $45.1 million of the outstanding balance and incurred $0.3 million of additional interest expense due to the write-off of debt issuance costs on the early payment of debt. The Canadian Term Loan is and will be guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan is secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries, which comprise the borrowing group.

The Canadian Term Loan has a five year maturity. The drawn pricing will range from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortizes 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5.

The borrowing group for the Canadian Term Loan initially will be subject to a maximum leverage ratio of 4.25x and a minimum fixed charge coverage ratio of 3.0x.

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
5.50% Senior Notes Due 2023
On August 18, 2015, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2023 ("Notes due 2023"). The Notes due 2023 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $4.4 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2023 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $1.7 million of issuance costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2023 pay interest semi-annually at a rate of 5.5% per annum and will mature on March 1, 2023. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2023 at a price equal to 100% of the principal amount plus a "make whole" premium. If we experience certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2023 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used to partially finance the Power Solutions acquisition. Anixter International Inc. fully and unconditionally guarantees the Notes due 2023, which are unsecured obligations of Anixter Inc.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.125% Senior Notes Due 2021
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 ("Notes due 2021"). The Notes due 2021 were issued at a price that was 98.50% of par, which resulted in a discount related to underwriting fees of $6.0 million. Net proceeds from this offering were approximately $393.1 million after also deducting for approximately $0.9 million of issuance costs paid that are being amortized through maturity using the straight-line method. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2021 and is being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2021, which are unsecured obligations of Anixter Inc.
5.625% Senior Notes Due 2019
On April 30, 2012, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2019 ("Notes due 2019"). The Notes due 2019 were issued at a price that was 98.25% of par, which resulted in a discount related to underwriting fees of $6.1 million. Net proceeds from this offering were approximately $342.9 million after also deducting for approximately $1.0 million of issuance costs paid that are being amortized through maturity using the straight-line method. The discounts are reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2019 and are being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain borrowings under the 5-year senior unsecured revolving credit agreement, to provide additional liquidity for our maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.
Accounts Receivable Securitization Program
Under our prior accounts receivable securitization program, we sold, on an ongoing basis without recourse, a portion of our accounts receivables originating in the United States to the Anixter Receivables Corporation ("ARC"), which was considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). We had the authority to direct the activities of the VIE and, as a result, we concluded that we maintained control of the VIE, were the primary beneficiary (as defined by accounting guidance) and, therefore, consolidated the account balances of ARC. In connection with the new financing arrangements described above, on October 5, 2015 we terminated this accounts receivable securitization facility. As of January 2, 2015, $548.5 million of our receivables were sold to ARC. ARC in turn assigned a collateral interest in these receivables to a financial institution for proceeds up to $300.0 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Short-term borrowings
We have borrowings under other bank revolving lines of credit totaling $2.6 million at the end of fiscal 2015, and we had short-term borrowings under our $200.0 million term loan and other bank revolving lines of credit totaling $10.1 million at the end of fiscal 2014. Our short-term borrowings have maturity dates within the next fiscal year. However, all of the borrowings at the end of fiscal 2015 have been classified as long-term at January 1, 2016, as we have the intent and ability to refinance the debt under existing long-term financing agreements. At the end of 2014, the Notes due 2015 had a maturity date within the next fiscal year but were classified as long-term as we had the intent and ability to refinance the debt under the existing long-term financing agreement at that time.
Retirement of Debt
In connection with the new financing arrangements described above, on October 5, 2015, we terminated our $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in Euro) 5-year senior unsecured revolving credit agreement and repaid our borrowings under the $200.0 million term loan. Upon the termination of these facilities and repayment of the $200.0 million term loan, we incurred a $0.9 million loss on the extinguishment of debt in the fourth quarter of 2015, representing a write-off of a portion of unamortized debt issuance costs. The remaining unamortized debt issuance costs are being amortized through maturity of the new financing arrangements using the straight-line method.
In the first quarter of 2015, we retired our 5.95% Senior notes due 2015 upon maturity for $200.0 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
In March 2009, our primary operating subsidiary, Anixter Inc., issued $200.0 million in principal of 10% Senior notes due 2014 ("Notes due 2014") which were priced at a discount to par that resulted in a yield to maturity of 12%. The Notes due 2014 paid interest semiannually at a rate of 10% per annum and matured on March 15, 2014. At January 3, 2014, the Notes due 2014 outstanding were $32.1 million and, during the first quarter of 2014, we retired the maturity value of $32.3 million with available borrowings under existing long-term financing agreements.
During the first quarter of 2013, our Notes due 2013 matured and, pursuant to the terms of the indenture, we settled our conversion obligations up to the $300.0 million principal amount of the notes in cash. At the time of issuance of the Notes due 2013, we entered into a bond hedge that reimbursed us for any above par value amounts due to holders of the Notes due 2013 at maturity. Available borrowings under our accounts receivable securitization facility and long-term credit facility were used to retire the Notes due 2013.
Upon issuance of the Notes due 2013, we also sold to the counterparty a warrant to purchase shares of our common stock at a current exercise price of $72.81 which could not be exercised prior to the maturity of the notes. Although the bond hedge matured with the Notes due 2013 on February 15, 2013, the warrant "exercise period" began on May 16, 2013 and expired daily over 40 full trading days ending July 15, 2013. Any excess amount above the warrant exercise price of $72.81 was settled in cash at our option. Because our stock price exceeded the exercise price during the exercise period, 5.4 million warrants were exercised, and on July 18, 2013, we paid $19.2 million in cash to settle all warrants exercised through July 15, 2013. The cash payment was recorded as a reduction to stockholders' equity.
The retirement of debt did not have a significant impact on our Consolidated Statements of Income.
Fair Value of Debt
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. Our fixed-rate debt consists of the Notes due 2023, Notes due 2021 and Notes due 2019.

At January 1, 2016, our total carrying value and estimated fair value of debt outstanding, was $1,642.9 million and $1,669.5 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 2, 2015 of $1,202.0 million and $1,238.1 million, respectively. The increase in the carrying value and estimated fair market value is primarily due to borrowings under our revolving lines of credit and the issuance of the Notes due 2023, partially offset by the retirement of the Notes due 2015, the repayment of our $200.0 million term loan and the termination of our accounts receivable securitization facility.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7.  COMMITMENTS AND CONTINGENCIES
Substantially all of our office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of January 1, 2016 and January 2, 2015.
Minimum lease commitments under operating leases at January 1, 2016 are as follows:

(In millions)
2016	$71.4
2017	57.6
2018	48.3
2019	34.6
2020	25.6
2021 and thereafter	58.4
Total	$295.9
Total rental expense was $78.0 million, $70.9 million and $68.4 million in 2015, 2014 and 2013, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at January 1, 2016 were $7.1 million.
As of January 1, 2016, we had $38.7 million in outstanding letters of credit and guarantees.
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of January 1, 2016, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 8.  INCOME TAXES
Income Before Tax Expense: Domestic income before income taxes was $167.3 million, $173.0 million and $164.6 million for 2015, 2014 and 2013, respectively. Foreign income before income taxes was $15.6 million, $76.6 million and $93.5 million for fiscal years 2015, 2014 and 2013, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of our tax expense from continuing operations and the reconciliation to the statutory federal rate are identified below. Income tax expense was comprised of:

(In millions)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Current:
Foreign	$14.1	$22.6	$26.5
State	7.2	4.7	4.5
Federal	58.8	33.2	29.8
	80.1	60.5	60.8
Deferred:
Foreign	7.1	(1.0)	1.6
State	(0.7)	3.3	2.5
Federal	(0.5)	23.4	18.2
	5.9	25.7	22.3
Income tax expense	$86.0	$86.2	$83.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

(In millions)	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Statutory tax expense	$64.0	$87.4	$90.3
Increase (reduction) in taxes resulting from:
State income taxes, net	4.7	5.4	4.8
Foreign tax effects	6.3	1.2	(7.6)
Change in valuation allowance	9.3	(9.2)	0.3
Other, net	1.7	1.4	(4.7)
Income tax expense	$86.0	$86.2	$83.1

Tax Payments: We made net payments for income taxes in 2015, 2014 and 2013 of $103.5 million, $117.0 million and $82.0 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. There are no tax credit carryforwards for U.S. federal income tax purposes as of the balance sheet date.
At January 1, 2016, various of our foreign subsidiaries had aggregate cumulative net operating losses ("NOL") carryforwards for foreign income tax purposes of approximately $87.6 million which are subject to various provisions of each respective country. Approximately $74.1 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2016 and 2024.
Undistributed Earnings: As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we are no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Therefore, our 2015 results include, as a component of discontinued operations, $10.0 million expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.
The remaining undistributed earnings of our foreign subsidiaries amounted to approximately $647.4 million at January 1, 2016. We consider those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of January 1, 2016, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $56.6 million and various foreign jurisdiction withholding taxes of approximately $31.9 million would be payable upon the remittance of all earnings at January 1, 2016.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes: Significant components of our deferred tax assets (liabilities) were as follows:

(In millions)	January 1, 2016	January 2, 2015
Deferred compensation and other postretirement benefits	36.0	41.2
Foreign NOL carryforwards and other	24.8	28.2
Accrued expenses and other	10.4	4.7
Inventory reserves	7.7	14.6
Unrealized foreign exchange	5.8	—
Allowance for doubtful accounts	10.2	7.7
Gross deferred tax assets	94.9	96.4
Property, equipment, intangibles and other	(83.7)	(84.8)
Gross deferred tax liabilities	(83.7)	(84.8)
Deferred tax assets, net of deferred tax liabilities	11.2	11.6
Valuation allowance	(24.0)	(11.9)
Net deferred tax liabilities	$(12.8)	$(0.3)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2013, 2014 and 2015 is as follows:

(In millions)
Balance at December 28, 2012	$3.4
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	(0.2)
Balance at January 3, 2014	$3.4
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.8)
Balance at January 2, 2015	$3.0
Additions for tax positions of prior years	0.4
Addition for Power Solutions acquisition	2.2
Reductions for tax positions of prior years	(0.3)
Balance at January 1, 2016	$5.3
Interest and penalties accrued for unrecognized tax benefits were $0.2 million, $0.3 million and $0.2 million in 2015, 2014 and 2013, respectively. In the fourth quarter of 2015, we acquired Power Solutions and brought forward the existing uncertain tax positions in the amount of $2.9 million of which $0.7 million is related to interest and penalties. The liability of the uncertain tax positions is fully indemnified and offset by a corresponding indemnification asset recorded on the balance sheet.
Excluding the fully indemnified unrecognized tax benefit balance mentioned above, we estimate that of the unrecognized tax benefit balance of $3.1 million, all of which would affect the effective tax rate, $0.5 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $3.9 million cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
Only the returns for fiscal tax years 2012, 2013, 2014 and 2015 have not been examined by the Internal Revenue Service ("IRS") in the United States, which is our most significant tax jurisdiction. An examination of years 2010 and 2011 by the IRS was completed in September 2014. For most states, fiscal tax years 2012 and later remain subject to examination. In Canada, the fiscal tax years 2011 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2014 and later remain subject to examination.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
Defined Benefit Plans
Our defined benefit pension plans are the plans in the United States, which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of our defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. Our policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

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

A significant element in determining our net periodic benefit cost in accordance with GAAP is the expected return on plan assets. For 2015, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.63%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2015. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual loss of approximately 1.9% in 2015 and an actual gain of approximately 10.0% in 2014. The fair value of plan assets is $446.2 million at the end of fiscal 2015, compared to $461.7 million at the end of fiscal 2014. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.

The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2015, 2014 and 2013, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). At the end of 2015 and 2014, we concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves and is a refinement of our prior approach of utilizing the Citigroup Curve at the end of 2013. These rates are adjusted to match the duration of the liabilities associated with the pension plans.

In the third quarter of 2015, we took two actions related to the Anixter Inc. Pension Plan in the United States. First, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. The total expense related to the amendment was $0.8 million. Second, we amended the Anixter Inc. Pension Plan in the United States to allow for terminated Fasteners employees to become immediately vested, if they were hired before February 12, 2015 and are not already fully vested. Furthermore, the amendment allows for employees who were terminated in connection with the sale of the Fastener business, the one-time option to receive a cash payout of their vested benefits. This resulted in $10.2 million of additional contributions paid by us using excess cash from operations to fund $10.2 million of payments. The funding of the cash payments did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2015.
Additionally, in connection with the disposition of the Fasteners business, we commenced settlement of the liabilities of one of our Europe pension plans. As such, we entered into a buy-in policy with an insurance carrier for that plan and will convert to a buy-out policy in 2016. After the conversion, a final settlement of the pension plan will take its place once the liabilities have been settled and accumulated other comprehensive losses of approximately $7.8 million (£5.3 million) will be charged to the income statement.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2014, we adopted new U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuary's recent mortality experience study and reflect future mortality improvements. In 2015, the the Society of Actuaries released new mortality improvement projection scales. As a result, we again updated U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The updated mortality assumptions resulted in a decrease of $1.9 million and an increase of $17.7 million to the benefit obligation as of the end of 2015 and 2014, respectively, after reflecting the discount rate change.

At January 1, 2016 and January 2, 2015, we determined the consolidated weighted-average discount rate of all plans to be 3.98% and 3.79%, respectively, and used these rates to measure the PBO at the end of each respective fiscal year end. As a result, the PBO decreased to $516.1 million at the end of fiscal 2015 from $556.0 million at the end of fiscal 2014. Our consolidated net unfunded status was $69.9 million at the end of fiscal 2015 compared to $94.3 million at the end of 2014.

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

All non-union domestic employees earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Active participants become fully vested in their hypothetical personal retirement account after 3 years of service. Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account balance as of January 1st in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December. This benefit was modified for entrants hired or rehired on or after July 1, 2015 as described above.

The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, we seek to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. Our risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of January 1, 2016 and January 2, 2015 and our asset allocation guidelines for such plans are summarized as follows.

	Domestic Plans
	January 1, 2016	January 3, 2014	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	23.0%	22.8%	17%	22%	27%
Small to mid capitalization U.S. stocks	27.1	27.7	20	30	40
Emerging market equity	7.6	8.9	5	10	15
Total equity securities	57.7	59.4		62
Fixed income investments	37.9	37.1	31	38	45
Cash equivalents	4.4	3.5	—	—	10
	100.0%	100.0%		100%

	Foreign Plans
	January 1, 2016	Allocation
		Guidelines
		Target
Equity securities	43%	44%
Fixed income investments	22	22
Other investments	35	34
	100%	100%

	Foreign Plans
	January 2, 2015	Allocation
		Guidelines
		Target
Equity securities	46%	48%
Fixed income investments	47	45
Other investments	7	7
	100%	100%
The pension committees meet regularly to assess investment performance and reallocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, we periodically rebalance our asset portfolios to be in line with our allocation guidelines.
For 2015, the U.S. investment policy guidelines were as follows:

•	Each asset class is actively managed by one investment manager

•	Each asset class may be invested in a commingled fund, mutual fund, or separately managed account

•	Investment in Exchange Traded Funds (ETFs) is permissible

•	Each manager is expected to be "fully invested" with minimal cash holdings

•	The use of options and futures is limited to covered hedges only

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
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2015 is 5.63%.
The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans:

(In millions)	January 1, 2016	January 2, 2015
Changes to Balance:
Beginning balance	$106.8	$32.3
Recognized prior service cost	9.1	4.6
Recognized net actuarial gain	(8.3)	(3.5)
Prior service credit arising in current year	(29.8)	(3.1)
Net actuarial loss (gain) arising in current year	34.7	76.5
Ending balance	$112.5	$106.8

Components of Balance:
Prior service credit	$(25.0)	$(34.2)
Net actuarial loss	137.5	140.9
Transitional obligation	—	0.1
	$112.5	$106.8
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2016 are as follows:

(In millions)
Amortization of prior service credit	$(4.0)
Amortization of actuarial loss	8.6
Total amortization expected	$4.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of our pension plans from the beginning of fiscal 2014 to the end of fiscal 2015:

	Pension Benefits
	Domestic		Foreign		Total
(In millions)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation:
Beginning balance	$277.4	$224.9	$278.6	$242.9	$556.0	$467.8
Service cost	3.9	3.7	6.6	5.9	10.5	9.6
Interest cost	11.6	10.8	9.1	10.6	20.7	21.4
Actuarial (gain) loss	(24.3)	45.3	4.0	52.1	(20.3)	97.4
Plan amendment	—	—	—	(0.1)	—	(0.1)
Lump sum settlement	(10.2)	—	—	—	(10.2)	—
Benefits paid from plan assets	(7.3)	(6.5)	(7.5)	(13.9)	(14.8)	(20.4)
Benefits paid from Company assets	(0.8)	(0.8)	—	—	(0.8)	(0.8)
Plan participants contributions	—	—	0.2	0.3	0.2	0.3
Foreign currency exchange rate changes	—	—	(24.3)	(19.2)	(24.3)	(19.2)
Impact due to curtailment	(0.5)	—	(0.7)	—	(1.2)	—
Special termination benefits	0.3	—	—	—	0.3	—
Ending balance	$250.1	$277.4	$266.0	$278.6	$516.1	$556.0
Change in plan assets at fair value:
Beginning balance	$229.5	$213.8	$232.2	$222.9	$461.7	$436.7
Actual return on plan assets	(13.0)	13.9	4.6	31.1	(8.4)	45.0
Company contributions to plan assets	19.1	8.3	18.6	7.7	37.7	16.0
Benefits paid from plan assets	(17.5)	(6.5)	(7.5)	(13.9)	(25.0)	(20.4)
Plan participants contributions	—	—	0.2	0.3	0.2	0.3
Foreign currency exchange rate changes	—	—	(20.0)	(15.9)	(20.0)	(15.9)
Ending balance	$218.1	$229.5	$228.1	$232.2	$446.2	$461.7
Reconciliation of funded status:
Projected benefit obligation	$(250.1)	$(277.4)	$(266.0)	$(278.6)	$(516.1)	$(556.0)
Plan assets at fair value	218.1	229.5	228.1	232.2	446.2	461.7
Funded status	$(32.0)	$(47.9)	$(37.9)	$(46.4)	$(69.9)	$(94.3)
Included in the 2015 and 2014 funded status is accrued benefit cost of approximately $16.2 million and $16.8 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$—	$—	$0.3	$5.0	$0.3	$5.0
Current liability	(0.9)	(0.8)	—	—	(0.9)	(0.8)
Noncurrent liability	(31.1)	(47.1)	(38.2)	(51.4)	(69.3)	(98.5)
Funded status	$(32.0)	$(47.9)	$(37.9)	$(46.4)	$(69.9)	$(94.3)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.65%	4.14%	3.35%	3.44%	3.98%	3.79%
Salary growth rate	4.60%	4.60%	3.08%	3.12%	3.75%	3.79%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in our Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic cost for the years ended January 1, 2016, January 2, 2015 and January 3, 2014:

	Pension Benefits
	Domestic			Foreign			Total
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic cost:
Service cost	$5.2	$4.8	$8.5	$6.6	$5.9	$6.7	$11.8	$10.7	$15.2
Interest cost	11.6	10.8	9.6	9.1	10.6	9.4	20.7	21.4	19.0
Expected return on plan assets	(15.1)	(13.9)	(11.8)	(10.5)	(12.5)	(10.5)	(25.6)	(26.4)	(22.3)
Net amortization	1.3	(2.2)	3.1	2.9	1.1	1.7	4.2	(1.1)	4.8
Net periodic cost (benefit)	$3.0	$(0.5)	$9.4	$8.1	$5.1	$7.3	$11.1	$4.6	$16.7

Weighted-average assumption used to measure net periodic cost:
Discount rate	4.14%	4.81%	3.93%	3.44%	4.49%	4.23%	3.79%	4.64%	4.08%
Expected return on plan assets	6.50%	6.50%	6.50%	4.77%	5.67%	5.27%	5.63%	6.08%	5.86%
Salary growth rate	4.60%	4.63%	3.90%	3.12%	3.27%	3.13%	3.79%	4.04%	3.62%
In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million related to the Anixter pension plan in the United States and special termination benefit costs of $0.3 million in 2015 in discontinued operations.
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2015, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of our pension assets valued by Level 1 inputs are primarily comprised of Domestic equity which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of our pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds). These assets are valued at their Net Asset Values ("NAV") and considered observable inputs, or Level 2.
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The only pension assets valued by Level 3 inputs relate to the buy-in policy in connection with the Fasteners disposition.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at January 1, 2016 and January 2, 2015, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by us are as follows:

	As of January 1, 2016
	Domestic				Foreign				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$9.7	$—	$—	$9.7	$4.2	$—	$—	$4.2	$13.9	$—	$—	$13.9
Equity securities:
Domestic	109.2	—	—	109.2	—	53.7	—	53.7	109.2	53.7	—	162.9
International (a)	16.6	—	—	16.6	—	44.6	—	44.6	16.6	44.6	—	61.2
Fixed income securities:
Domestic	—	2.9	—	2.9	—	41.1	—	41.1	—	44.0	—	44.0
Corporate bonds	—	79.7	—	79.7	—	9.8	—	9.8	—	89.5	—	89.5
Insurance funds	—	—	—	—	—	15.6	58.9	74.5	—	15.6	58.9	74.5
Other	—	—	—	—	—	0.2	—	0.2	—	0.2	—	0.2
Total at January 1, 2016	$135.5	$82.6	$—	$218.1	$4.2	$165.0	$58.9	$228.1	$139.7	$247.6	$58.9	$446.2

(a)	Investment in funds outside the country where the pension plan originates is considered International.

	As of January 2, 2015
	Domestic				Foreign				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$8.1	$—	$—	$8.1	$1.2	$—	$—	$1.2	$9.3	$—	$—	$9.3
Equity securities:
Domestic	116.0	—	—	116.0	0.3	59.7	—	60.0	116.3	59.7	—	176.0
International (a)	20.4	—	—	20.4	2.2	45.7	—	47.9	22.6	45.7	—	68.3
Fixed income securities:
Domestic	—	1.5	—	1.5	1.0	79.7	—	80.7	1.0	81.2	—	82.2
Corporate bonds	—	83.5	—	83.5	0.7	27.1	—	27.8	0.7	110.6	—	111.3
Insurance funds	—	—	—	—	—	14.5	—	14.5	—	14.5	—	14.5
Other	—	—	—	—	0.1	—	—	0.1	0.1	—	—	0.1
Total at January 2, 2015	$144.5	$85.0	$—	$229.5	$5.5	$226.7	$—	$232.2	$150.0	$311.7	$—	$461.7

(a)	Investment in funds outside the country where the pension plan originates is considered International.

Changes in our Level 3 plan assets, which are included in operations, for the year ended January 1, 2016 included:

(In millions)	January 2, 2015 Balance	Net purchases, Issuances and Settlements	January 1, 2016 Balance
Asset Categories:
Insurance funds	$—	$58.9	$58.9
Total Level 3 investments	$—	$58.9	$58.9

We had no level 3 assets in 2014.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimated future benefits payments are as follows at the end of 2015:

	Estimated Future Benefit Payments
(In millions)	Domestic	Foreign	Total
2016	$9.1	$6.3	$15.4
2017	9.9	7.0	16.9
2018	10.7	7.0	17.7
2019	11.5	7.0	18.5
2020	12.3	7.1	19.4
2021-2025	71.7	41.0	112.7
Total	$125.2	$75.4	$200.6
The accumulated benefit obligation in 2015 and 2014 was $248.1 million and $275.2 million, respectively, for the Domestic Plans and $235.7 million and $241.4 million, respectively, for the Foreign Plans. We had ten plans in 2015 and 2014 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $368.7 million and $398.9 million for 2015 and 2014, respectively, and aggregate fair value of plan assets was $324.7 million and $334.9 million for 2015 and 2014, respectively.
We currently estimate that we will make contributions of approximately $9.9 million to our Domestic Plans and $7.2 million to our Foreign Plans in 2016. In addition, we estimate that we will make $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans.
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
Effective January 1, 2014, we began matching contributions to equal 50% on the first 5% of a participant’s contribution. We also have certain foreign defined contribution plans. Our contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense from continuing operations related to defined contribution plans was $9.3 million, $9.2 million and $8.5 million in 2015, 2014 and 2013, respectively.
Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average 10-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain of our financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At January 1, 2016 and January 2, 2015, the deferred compensation liability included in "Other liabilities" on the Consolidated Balance Sheets was $46.4 million and $45.7 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concurrent with the implementation of the deferred compensation plan, we purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account "increasing whole life" insurance policies were purchased on the lives of certain participants. Prior to 2006, we paid level annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to us upon the insured participant’s death. At January 1, 2016 and January 2, 2015, the cash surrender value of $34.3 million and $35.5 million, respectively, was recorded under this program and reflected in "Other assets" on the Consolidated Balance Sheets.
We have no other post-retirement benefits other than the pension and savings plans described herein.

NOTE 10.  STOCKHOLDERS' EQUITY
Preferred Stock
We have the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2015 and 2014.
Common Stock
We have the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.3 million shares and 33.1 million shares were outstanding at the end of fiscal 2015 and 2014, respectively.
Share Repurchases
We did not repurchase any shares during any of the periods presented in these Consolidated Financial Statements.
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
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding were adjusted to reflect the special dividends. For the 2013 special dividend, the average exercise price of outstanding options decreased from $54.70 to $51.61, and the number of outstanding options increased insignificantly. In addition, holders of unvested stock units that were held as of the record dates receive a make-whole payment equivalent to the dividend amounts upon vesting of the units. Accordingly, these make-whole payments were $1.1 million, $1.7 million and $1.5 million in 2015, 2014 and 2013, respectively. Payments were made for units that were outstanding at the time of dividends declared in earlier years. These changes resulted in no additional compensation expense.
Stock-Based Compensation
At January 1, 2016, there were 1.7 million shares reserved for issuance under all incentive plans.
Stock Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $11.3 million, $10.2 million and $9.5 million in 2015, 2014 and 2013, respectively.
Under the current stock incentive plans, we pay our non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, we include these units in our common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $2.0 million, $1.9 million and $1.9 million in 2015, 2014 and 2013, respectively.
The total fair value of stock units that vested was $13.4 million, $11.7 million and $12.2 million in 2015, 2014 and 2013, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

(units in thousands)	Director Stock Units (a)	Weighted Average Grant Date Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Value (b)
Outstanding balance at December 28, 2012	271.9	$44.62	518.2	$56.68
Granted	30.6	76.13	167.5	68.64
Converted	—	—	(213.6)	46.19
Canceled	—	—	(18.8)	66.63
Outstanding balance at January 3, 2014	302.5	47.81	453.3	65.64
Granted	20.3	93.26	126.8	106.90
Converted	(39.5)	45.82	(163.1)	59.92
Canceled	—	—	(11.9)	72.53
Outstanding balance at January 2, 2015	283.3	51.42	405.1	80.65
Granted	32.2	63.99	217.0	75.53
Converted	(7.7)	59.56	(157.6)	71.71
Canceled	—	—	(28.4)	77.15
Outstanding balance at January 1, 2016	307.8	$52.53	436.1	$81.56

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

The weighted-average remaining contractual term for outstanding employee units is 2.2 years.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using our stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2015, 2014 and 2013 was $12.8 million, $21.0 million and $14.6 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2015, 2014 and 2013 was $44.9 million, $60.7 million and $67.7 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2015, 2014 and 2013 was $18.6 million, $25.0 million and $27.1 million, respectively.
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
We did not grant any stock options to employees during 2015 and 2014. During 2013, we granted stock options to employees with a grant-date fair market value of approximately $1.6 million. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The weighted-average fair value of the stock option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions and resulting value:

	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2013 Grants	42.0%	1.1%	—	6.13 years	$28.57

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Our compensation expense associated with the stock options in 2015, 2014 and 2013 was $0.9 million, $1.3 million and $1.7 million, respectively. The total fair value of stock options that vested was $1.7 million, $1.7 million and $2.0 million in 2015, 2014 and 2013, respectively.

The following table summarizes the activity under the employee option plans:

(options in thousands)	Employee Options	Weighted Average Exercise Price
Balance at December 28, 2012	749.0	$50.14
Adjusted (a)	39.4	47.91
Granted	56.0	68.64
Exercised	(149.0)	54.17
Balance at January 3, 2014	695.4	47.93
Exercised	(162.4)	44.40
Balance at January 2, 2015	533.0	49.00
Exercised	—	—
Balance at January 1, 2016	533.0	$49.00
Options exercisable at year-end:
2013 (a)	486.1	$43.62
2014	405.6	$44.65
2015	472.5	$47.15

(a)
In accordance with the anti-dilution provisions of our stock incentive plans, the exercise price and number of options outstanding and exercisable were adjusted to reflect the special dividend in 2013 and 2012. These changes resulted in no additional compensation expense.

The weighted-average remaining contractual term for options outstanding for 2015 was 5.0 years. The weighted-average remaining contractual term for options exercisable for 2015 was 4.6 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between our stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. For 2015, there were no option exercises. The aggregate intrinsic value of options exercised for 2014 and 2013 was $7.9 million and $2.8 million, respectively.
The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2015, 2014 and 2013 was $19.6 million, $20.9 million and $29.0 million, respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2015, 2014 and 2013 was $15.9 million, $17.7 million and $22.4 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Non-Vested Shares
The following table summarizes the changes to the unvested stock options:

(shares in thousands)	Non-vested Shares (a)	Weighted-average Grant Date Fair Value
Balance at January 2, 2015	127.4	$25.84
Vested	(66.9)	$25.53
Balance at January 1, 2016	60.5	$26.18

(a)	All unvested stock options are expected to vest.
As of January 1, 2016, there was $15.7 million and $0.5 million of total unrecognized compensation cost related to unvested stock units and options granted to employees, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 1.1 years, respectively.

NOTE 11. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products and utility power solutions. In the fourth quarter of 2015, in connection with the acquisition of Power Solutions as described in Note 3. "Business Combinations", we renamed our legacy Enterprise Cabling and Security Solutions segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into our historical Electrical and Electronic Wire and Cable segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions forms the Utility Power Solutions ("UPS") segment. Historical results reflecting the new business segments for previously reported periods are shown below.
The categorization of net sales by end market is determined using a variety of data points including the technical characteristic of the product, the "sold to" customer information, the "ship to" customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.
As discussed in Note 2. "Discontinued Operations", beginning in the second quarter of 2015, the Fasteners segment has been classified as "discontinued operations" for all periods. We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which are rebilled to subsidiaries. These corporate expenses are allocated to the segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses are reported in the corporate segment as they historically had been allocated to the Fasteners segment but are not considered directly related to the discontinued operations. For 2015, Corporate includes $13.0 million of acquisition and integration costs. Also, we have various corporate assets which are not allocated to the segments. Segment assets may not include jointly used assets or unallocated assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis, except as previously discussed in Note 2. "Discontinued Operations." Intercompany transactions are not significant. No customer accounted for more than 2% of sales in 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for 2015, 2014 and 2013 was as follows:

(In millions)
2015	NSS	EES (a)	UPS (a)	Corporate (b)	Total
Net Sales	$3,924.4	$1,930.2	$335.9	$—	$6,190.5
Operating income	189.4	92.5	10.4	(24.5)	267.8
Depreciation	13.7	7.0	1.1	0.4	22.2
Amortization of intangibles	14.7	6.3	3.9	—	24.9
Total assets	1,902.8	1,071.4	813.4	350.6	4,138.2
Capital expenditures	3.0	1.0	0.8	21.9	26.7

2014	NSS (c)	EES	UPS	Corporate (b)	Total
Net Sales	$3,481.2	$2,025.8	$—	$—	$5,507.0
Operating income	182.8	139.0	—	(11.7)	310.1
Depreciation	12.5	7.5	—	—	20.0
Amortization of intangibles	4.9	5.7	—	—	10.6
Total assets	1,867.2	972.4	—	334.3	3,173.9
Capital expenditures	2.6	1.3	—	30.3	34.2

2013	NSS	EES	UPS	Corporate (b)	Total
Net Sales	$3,247.2	$2,043.9	$—	$—	$5,291.1
Operating income	167.1	155.2	—	(11.4)	310.9
Depreciation	11.5	7.1	—	—	18.6
Amortization of intangibles	0.8	5.9	—	—	6.7
Total assets	1,220.0	938.3	—	279.1	2,437.4
Capital expenditures	2.1	1.0	—	24.2	27.3

(a)	At the beginning of the fourth quarter of 2015, we acquired Power Solutions which is reported in both the EES and UPS business segments. For further information, see Note 3. "Business Combinations" .

(b)	Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets.

(c)	At the end of the third quarter of 2014, we acquired Tri-Ed which is reported in the NSS business segments. For further information, see Note 3. "Business Combinations" .

The items impacting operating income by segment in 2015 and 2014 are reflected in the tables below. All other items impacted consolidated results only and were not allocated to segments. In 2013, there were no items that significantly impacted operating income.

	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Acquisition and integration costs	$—	$—	$(0.2)	$(13.0)	$(13.2)
Latin America assets write-off	(10.7)	(1.0)	—	—	(11.7)
Restructuring charge	(4.0)	(4.0)	(0.1)	(0.1)	(8.2)
Write-off of capitalized software	(1.9)	(0.9)	—	(0.3)	(3.1)
Dilapidation provision	(0.9)	(0.8)	—	—	(1.7)
Pension divestiture costs	(0.3)	(0.1)	—	—	(0.4)
Total of items impacting operating income	$(17.8)	$(6.8)	$(0.3)	$(13.4)	$(38.3)

	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Acquisition and integration costs	$(7.0)	$(0.2)	$—	$—	$(7.2)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The categorization of net sales by end market is determined using a variety of data points including the technical characteristic of the product, the "sold to" customer information, the "ship to" customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

Geographic Information
We attribute foreign sales based on the location of the customer purchasing the product. In North America (United States and Canada), sales in the United States were $4,137.9 million, $3,287.4 million and $3,140.3 million in 2015, 2014 and 2013, respectively. Canadian sales were $699.4 million, $770.3 million and $762.4 million in 2015, 2014 and 2013, respectively. No other individual foreign country’s net sales within Europe or the Emerging Markets (Asia Pacific and Latin America) were material in 2015, 2014 and 2013. Our tangible long-lived assets primarily consist of $110.2 million of property and equipment in the United States. No other individual foreign country’s tangible long-lived assets are material to us.
The following table summarizes net sales, total assets and property and equipment by geographic areas for the years ended January 1, 2016, January 2, 2015 and January 3, 2014:

	Years Ended
(In millions)	January 1, 2016		January 2, 2015		January 3, 2014
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$4,837.3	78.2%	$4,057.7	73.7%	$3,902.7	73.8%
Europe	601.9	9.7%	648.5	11.8%	623.2	11.8%
Emerging Markets	751.3	12.1%	800.8	14.5%	765.2	14.4%
Net sales	$6,190.5	100.0%	$5,507.0	100.0%	$5,291.1	100.0%

(In millions)	January 1, 2016	January 2, 2015
Total assets
North America	$3,371.2	$2,395.5
Europe	252.9	238.9
Emerging Markets	514.1	539.5
Total assets	$4,138.2	$3,173.9

(In millions)	January 1, 2016	January 2, 2015
Net property and equipment
North America	$115.7	$87.7
Europe	9.9	10.3
Emerging Markets	6.2	6.2
Net property and equipment	$131.8	$104.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units from January 3, 2014 to January 1, 2016:

(In millions)	NSS	EES	UPS	Total
Balance as of January 3, 2014	$162.5	$179.6	$—	$342.1
Acquisition related (a) (b)	243.4	1.4	—	244.8
Foreign currency translation	(2.5)	(2.1)	—	(4.6)
Balance as of January 2, 2015	$403.4	$178.9	$—	$582.3
Acquisition related (c)	(1.3)	34.7	155.3	188.7
Foreign currency translation	(8.8)	(1.7)	(4.0)	(14.5)
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5

(a)
In the first quarter of 2014, we recorded an immaterial reclassification adjustment between deferred tax liabilities and goodwill related to the purchase price allocation related to the acquisition of Jorvex.

(b)
At the end of the third quarter of 2014, we acquired all of the outstanding capital stock of Tri-Ed from Tri-NVS Holdings, LLC, an independent distributor of security and low-voltage technology products. We paid $418.4 million, net of cash acquired of $11.6 million and a favorable net asset adjustment of $2.2 million. The acquisition resulted in the allocation of $243.4 million of the purchase price to goodwill.

(c)
At the beginning of the fourth quarter of 2015, we acquired the equity interest of certain subsidiaries of HD Supply, Inc. and certain assets that comprise Power Solutions in exchange for $824.7 million (net of cash and outstanding checks of $11.7 million and an unfavorable net working capital adjustment of $3.8 million based on preliminary calculations).

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	January 1, 2016	January 2, 2015
Assets:
Current assets	$2,723.4	$2,210.2
Current assets of discontinued operations	3.8	379.2
Property, equipment and capital leases, net	141.1	114.7
Goodwill	756.5	582.3
Intangible assets, net	453.8	202.7
Other assets	72.1	101.8
	$4,150.7	$3,590.9
Liabilities and Stockholder’s Equity:
Current liabilities	$1,151.5	$921.3
Current liabilities of discontinued operations	5.3	108.8
Subordinated notes payable to parent	—	1.5
Long-term debt	1,655.6	1,216.1
Other liabilities	161.1	212.4
Stockholder’s equity	1,177.2	1,130.8
	$4,150.7	$3,590.9
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	January 1, 2016	January 2, 2015	January 3, 2014
Net sales	$6,190.5	$5,507.0	$5,291.1
Operating income	$273.8	$316.0	$316.8
Income from continuing operations before income taxes	$187.9	$254.3	$265.3
Net income from discontinued operations	$30.7	$31.4	$25.5
Net income	$130.7	$197.7	$204.9
Comprehensive income	$38.2	$86.3	$230.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended January 1, 2016 and January 2, 2015. On June 1, 2015, we closed the sale of the Fasteners business, as described in Note 2. "Discontinued Operations". The operating results of the Fasteners business for fiscal year 2015 are presented as "discontinued operations" in our Consolidated Financial Statements. Accordingly, the quarterly periods in fiscal year 2014 have been revised to reflect this classification. We have never paid ordinary cash dividends on our common stock. In 2013, we declared a special dividend of $5.00 per common share, or approximately $166.5 million, as a return of excess capital to shareholders and $164.2 million was paid on January 2, 2014 to shareholders of record on December 11, 2013. As of February 10, 2016, we had 1,830 shareholders of record.

(In millions, except per share amounts)	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Year ended January 1, 2016
Net sales	$1,385.1	$1,480.4	$1,489.2	$1,835.8
Cost of goods sold	1,075.8	1,151.5	1,158.3	1,464.4
Operating income	59.3	64.5	78.2	65.8
Income from continuing operations before income taxes	41.1	48.3	56.9	36.6
Net income from continuing operations	26.5	29.5	35.4	5.5
Net (loss) income from discontinued operations	(7.4)	41.9	(2.9)	(0.9)
Net income	$19.1	$71.4	$32.5	$4.6
Income (loss) per share:
Basic:
Continuing operations	$0.80	$0.89	$1.06	$0.17
Discontinued operations	$(0.22)	$1.26	$(0.09)	$(0.03)
Net income	$0.58	$2.15	$0.97	$0.14
Diluted:
Continuing operations	$0.79	$0.88	$1.06	$0.17
Discontinued operations	$(0.22)	$1.26	$(0.09)	$(0.03)
Net income	$0.57	$2.14	$0.97	$0.14
Common stock price (NYSE symbol: AXE):
High	$88.11	$78.68	$69.15	$70.29
Low	$73.34	$63.91	$55.71	$57.74
Close	$76.75	$64.16	$57.73	$60.39

(a)	In the first quarter of 2015, we recorded foreign exchange losses due to the devaluation of the Venezuela bolivar of $0.7 million, ($0.4 million, net of tax).

(b)
In the second quarter of 2015, "Operating income" includes $14.1 million of expense, which includes $5.3 million of restructuring costs, a write-off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of assets write-off in Latin America, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to pension divestiture costs.

(c)
In the third quarter of 2015, "Operating income" includes $8.1 million of acquisition and integration costs related to the Power Solutions acquisition. For further information, see Note 3. "Business Combinations".

(d)
In the fourth quarter of 2015, "Operating income" includes $9.1 million of assets write-off in Latin America, $2.9 million of restructuring costs, and $4.1 million of acquisition and integration costs related to the Power Solutions acquisition. For further information, see Note 3. "Business Combinations". "Income from continuing operations before income taxes" includes foreign exchange losses of $2.9 million due to the devaluation of the Argentina peso, a $0.9 million loss on the extinguishment of debt and $0.3 million of additional interest expense due to the write-off of debt issuance costs on the early payment of debt, as described in Note 6. "Debt".

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except per share amounts)	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Year ended January 2, 2015	(As Adjusted, See Note 2)
Net sales	$1,274.3	$1,342.9	$1,438.0	$1,451.8
Cost of goods sold	982.5	1,039.6	1,115.3	1,130.3
Operating income	70.0	77.2	82.5	80.4
Income from continuing operations before income taxes	50.2	66.3	70.2	62.9
Net income from continuing operations	37.7	44.5	45.4	35.8
Net income from discontinued operations	9.7	9.3	7.1	5.3
Net income	$47.4	$53.8	$52.5	$41.1
Income per share:
Basic:
Continuing operations	$1.15	$1.35	$1.37	$1.08
Discontinued operations	$0.29	$0.28	$0.22	$0.16
Net income	$1.44	$1.63	$1.59	$1.24
Diluted:
Continuing operations	$1.13	$1.33	$1.36	$1.07
Discontinued operations	$0.30	$0.28	$0.21	$0.16
Net income	$1.43	$1.61	$1.57	$1.23
Common stock price (NYSE symbol: AXE):
High	$115.84	$105.33	$103.47	$89.95
Low	$84.55	$92.79	$82.40	$75.81
Close	$99.06	$102.89	$85.41	$88.18

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

(c)
In the third quarter of 2014, "Operating income" includes $5.7 million and "Income from continuing operations before income taxes" includes $0.3 million related to acquisition transaction and financing costs for Tri-Ed. For further information, see Note 3. "Business Combinations". In the third quarter of 2014, we recorded a net tax benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.1 million related to certain acquisition transaction costs that were capitalized for tax purposes.

(d)
In the fourth quarter of 2014, "Operating income" includes $0.5 million related to integration costs and $1.0 million related to acquisition transaction costs for Tri-Ed. For further information, see Note 3. "Business Combinations".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of January 1, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2016.
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Power Solutions business ("Power Solutions"), which is included in our fiscal 2015 consolidated financial statements from the date of acquisition. Power Solutions constituted $1,045.2 million and $843.4 million of total and net assets, respectively, as of January 1, 2016 and $459.2 million and $10.9 million of net sales and operating income, respectively, for the year then ended.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and our internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Anixter International Inc.:
We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Power Solutions business ("Power Solutions"), which is included in the Company’s fiscal 2015 consolidated financial statements from the date of acquisition, and constituted $1,045.2 million and $843.4 million of total and net assets, respectively, as of January 1, 2016 and $459.2 million and $10.9 million of net sales and operating income, respectively, for the year then ended. Our audit of the Company’s internal control over financial reporting of Anixter International Inc. also did not include an evaluation of the internal control over financial reporting of Power Solutions.
In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of January 1, 2016 and January 2, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2016, and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 19, 2016

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders — "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders — "Report of the Compensation Committee." "Compensation Discussion and Analysis," "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders — "Security Ownership of Management," "Security Ownership of Principal Stockholders" and "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2016 Annual Meeting of the Stockholders — "Certain Relationships and Related Transactions" and "Corporate Governance."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders — "Independent Registered Public Accounting Firm and their Fees."

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
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1
Purchase Agreement, dated July 15, 2015, by and among HD Supply, Inc., HD Supply Holdings, LLC, HD Supply GP & Management, Inc., HD Supply Power Solutions Group, Inc., Brafasco Holdings II, Inc. and Anixter Inc. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on July 17, 2015, Exhibit 2.1).

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

4.6
Indenture by and among Anixter Inc., Anixter International Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of August 18, 2015, with respect to 5.50% Senior Notes due 2023 (including Form of Note). (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 18, 2015, Exhibit 4.1).

4.7
Registration Rights Agreement by and among Anixter International Inc., Anixter Inc., and Wells Fargo Securities, LLC, dated August 18, 2015. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed August 28, 2015, Exhibit 4.2)

(10) Material contracts.

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

10.5*	Company’s Director Stock Option Plan. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 10.24).

Exhibit No.	Description of Exhibit
10.6*	Form of Stock Option Agreement. (Incorporated by reference from Itel Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.24).

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

10.12*
Anixter Inc. Amended and Restated Excess Benefit Plan, effective January 1, 2014. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended January 2, 2015, Exhibit 10.12).

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

(c) Second Amendment to the Anixter International Inc. 2010 Stock Plan. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q filed on July 28, 2015, Exhibit 10.1).

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

(b) First Amendment, dated as of November 7, 2013, to its Five-Year Revolving Credit Agreement, dated as of April 8, 2011, among Anixter Inc., the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on November 8, 2013, Exhibit 10.1).

(c) Second Amendment and Incremental Facility Agreement dated August 27, 2014 to Five-Year Revolving Credit Agreement dated April 8, 2011, among Anixter Inc., Wells Fargo Bank, National Association, as Administrative Agent, and other banks named therein. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 28, 2014, Exhibit 10.1).

(d) Fourth Amendment, dated as of August 4, 2015, to the Five-Year Revolving Credit Agreement, dated as of April 8, 2011, among Anixter Inc., the Borrowing Subsidiaries party thereto, the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 6, 2015, Exhibit 10.3).

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
10.26
Third Amended And Restated Receivables Sale Agreement dated as of October 5, 2015 between Anixter Inc., as the Seller, and Anixter Receivables Corporation, as the Buyer. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.2).

10.27
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

(b) Amendment No. 1 to Second Amended and Restated Receivable Purchase Agreement dated May 31, 2012 among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC) and Three Pillars Funding LLC, as Conduits, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. ("J.P. Morgan"), as Managing Agents, and J.P. Morgan, as Agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 1, 2012, Exhibit 10.2).

(c) Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, dated as of May 30, 2014, among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC), as a conduit, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. ("J.P. Morgan"), as managing agents, and J.P. Morgan, as agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 5, 2014, Exhibit 10.1).

(d) Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2014, among Anixter Receivables Corporation, as Seller, Anixter Inc., as the initial Servicer, each financial institution party thereto as a Financial Institution, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC), as a conduit, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. ("J.P. Morgan"), as managing agents, and J.P. Morgan, as agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 28, 2014, Exhibit 10.2).

(e) Amendment No. 5, dated as of August 4, 2015, to the Second Amended and Restated Receivables Purchase Agreement, among Anixter Receivables Corporation, as Seller, Anixter Inc., as Servicer, the Financial Institutions party thereto, Chariot Funding LLC (successor by merger to Falcon Asset Securitization Company LLC), as a conduit, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (“J.P. Morgan”), as Managing Agents, and J.P. Morgan, as Agent for the Purchasers. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 6, 2015, Exhibit 10.2).

10.28*	Anixter International Inc. 2014 Management Incentive Plan. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on May 29, 2014, Exhibit 10.1).

10.29*	Anixter International Inc. Change in Control Severance Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on September 10, 2014, Exhibit 10.3).

10.30
Stock Purchase Agreement by and among Tri-NVS Holdings, LLC, Tri-Northern Acquisitions Holdings, LLC and Anixter Inc. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2014, Exhibit 10.1).

Exhibit No.	Description of Exhibit
10.31
(a) Asset Purchase Agreement, by and between AIP/Fasteners LLC and Anixter Inc., dated February 11, 2015. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on February 13, 2015, Exhibit 10.1).

(b) Amendment No. 1 to Asset Purchase Agreement, by and between AIP/Fasteners LLC and Anixter Inc., dated February 11, 2015. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q filed on April 28, 2015, Exhibit 10.1).

(c) Amendment No. 2 to Asset Purchase Agreement, by and between Optimas OE Solutions, LLC (formerly AIP/Fasteners LLC) and Anixter Inc., dated June 1, 2015. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q filed on October 27, 2015, Exhibit 10.1).

(d) Amendment No. 3 to Asset Purchase Agreement, by and between Optimas OE Solutions, LLC (formerly AIP/Fasteners LLC) and Anixter Inc., dated August 21, 2015. (Incorporated by reference from Anixter International Inc. Quarterly Report on Form 10-Q filed on October 27, 2015, Exhibit 10.2)

10.32
Consulting agreement dated June 11, 2015 between Anixter Inc. and Giulio Berardesca. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on June 15, 2015, Exhibit 10.1).

10.33
Purchase Agreement among Anixter Inc., Anixter International Inc. and Wells Fargo Securities, LLC, dated August 4, 2015. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on August 6, 2015, Exhibit 10.1).

10.34
Credit Agreement (Receivables Facility), dated as of October 5, 2015, by and among Anixter Inc. and the other borrowers party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.1).

10.35
Credit Agreement (Inventory Facility), dated as of October 5, 2015, by and among Anixter Inc. and the other borrowers party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.3).

10.36
Credit Agreement, dated as of October 5, 2015, by and among Anixter Canada, Inc. and Tri-Ed ULC, as borrowers, Anixter Mid Holdings B.V., as guarantor, The Bank of Nova Scotia, as Administrative Agent, and The Bank of Nova Scotia and Bank of America, N.A., Canada Branch, as lenders. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.4).

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, (ii) the Consolidated Balance Sheets at January 1, 2016 and January 2, 2015, (iii) the Consolidated Statements of Cash Flows for fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended January 1, 2016, January 2, 2015 and January 3, 2014, and (v) Notes to Consolidated Financial Statements for fiscal year ended January 1, 2016.
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
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	January 1, 2016	January 2, 2015	January 3, 2014
Operating loss	$(4.8)	$(4.4)	$(4.3)
Other income:
Interest income, including intercompany	5.0	4.8	2.1
Income (loss) before income taxes and equity in earnings of subsidiaries	0.2	0.4	(2.2)
Income tax expense (benefit)	0.2	0.1	(0.8)
Income (loss) before equity in earnings of subsidiaries	—	0.3	(1.4)
Equity in earnings of subsidiaries	127.6	194.5	201.9
Net income	$127.6	$194.8	$200.5
Comprehensive income	$35.1	$83.4	$225.7
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	January 1, 2016	January 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—
Other assets	0.6	0.5
Total current assets	0.7	0.5
Other assets (primarily investment in and advances to subsidiaries)	1,181.8	1,137.0
	$1,182.5	$1,137.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$0.7	$1.5
Other non-current liabilities	2.4	3.0
Total liabilities	3.1	4.5
Stockholders’ equity:
Common stock	33.3	33.1
Capital surplus	249.2	238.2
Retained earnings	1,127.4	999.7
Accumulated other comprehensive loss	(230.5)	(138.0)
Total stockholders’ equity	1,179.4	1,133.0
	$1,182.5	$1,137.5
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended
	January 1, 2016	January 2, 2015	January 3, 2014
(In millions)
Operating activities:
Net income	$127.6	$194.8	$200.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(127.6)	(194.5)	(201.9)
Dividend from subsidiary	6.9	2.4	491.7
Stock-based compensation	2.0	1.9	1.9
Income tax expense (benefit)	0.2	0.1	(0.8)
Intercompany transactions	(9.3)	(9.8)	(11.5)
Accretion of debt discount	—	—	2.2
Amortization of deferred financing costs	—	—	0.1
Changes in assets and liabilities, net	(0.1)	—	0.3
Net cash (used in) provided by operating activities	(0.3)	(5.1)	482.5
Investing activities	—	—	—
Financing activities:
Proceeds from stock options exercised	—	7.2	8.1
Loans from (to) subsidiaries, net	1.5	(0.5)	(6.0)
Retirement of Notes due 2013	—	—	(300.0)
Payment of special cash dividend	—	—	(165.7)
Payments for repurchase of warrants	—	—	(19.2)
Other, net	(1.1)	(1.7)	—
Net cash provided by (used in) financing activities	0.4	5.0	(482.8)
Increase (decrease) in cash and cash equivalents	0.1	(0.1)	(0.3)
Cash and cash equivalents at beginning of year	—	0.1	0.4
Cash and cash equivalents at end of year	$0.1	$—	$0.1
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

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended January 1, 2016, January 2, 2015 and January 3, 2014

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended January 1, 2016:
Allowance for doubtful accounts	$27.0	$25.8	$(5.1)	$(10.2)	$37.5
Allowance for deferred tax asset	$11.9	$12.9	$(0.8)	$—	$24.0
Year ended January 2, 2015:
Allowance for doubtful accounts	$16.3	$11.4	$12.2	$(12.9)	$27.0
Allowance for deferred tax asset	$21.9	$(9.2)	$(0.8)	$—	$11.9
Year ended January 3, 2014:
Allowance for doubtful accounts	$20.1	$10.2	$(2.1)	$(11.9)	$16.3
Allowance for deferred tax asset	$22.2	$0.3	$(0.6)	$—	$21.9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 19, 2016.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2016
Robert J. Eck

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 19, 2016
Theodore A. Dosch

/s/ Terrance A. Faber	Senior Vice President — Controller (Principal Accounting Officer)	February 19, 2016
Terrance A. Faber

/s/ Lord James Blyth*	Director	February 19, 2016
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 19, 2016
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 19, 2016
Linda Walker Bynoe

/s/ Robert J. Eck	Director	February 19, 2016
Robert J. Eck

/s/ Robert W. Grubbs*	Director	February 19, 2016
Robert W. Grubbs

/s/ F. Philip Handy*	Director	February 19, 2016
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 19, 2016
Melvyn N. Klein

/s/ George Muñoz*	Director	February 19, 2016
George Muñoz

/s/ Scott R. Peppet*	Director	February 19, 2016
Scott R. Peppet

/s/ Valarie L. Sheppard*	Director	February 19, 2016
Valarie L. Sheppard

/s/ Stuart M. Sloan*	Director	February 19, 2016
Stuart M. Sloan

/s/ Samuel Zell*	Director	February 19, 2016
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated