Form 10-Q
period 2016-04-01
ANIXTER INTERNATIONAL INC
filed 2016-04-26
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 20, 2016, 33,050,920 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

 This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, information security risks, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015
(In millions, except per share amounts)
Net sales	$1,816.2	$1,385.1
Cost of goods sold	1,445.4	1,075.8
Gross profit	370.8	309.3
Operating expenses	310.5	250.0
Operating income	60.3	59.3
Other expense:
Interest expense	(20.1)	(14.2)
Other, net	(2.8)	(4.0)
Income from continuing operations before income taxes	37.4	41.1
Income tax expense from continuing operations	14.2	14.6
Net income from continuing operations	23.2	26.5
(Loss) income from discontinued operations before income taxes	(0.7)	11.2
Income tax (benefit) expense from discontinued operations	(0.3)	18.6
Net loss from discontinued operations	(0.4)	(7.4)
Net income	$22.8	$19.1
Income (loss) per share:
Basic:
Continuing operations	$0.70	$0.80
Discontinued operations	(0.01)	(0.22)
Net income	$0.69	$0.58
Diluted:
Continuing operations	$0.70	$0.79
Discontinued operations	(0.02)	(0.22)
Net income	$0.68	$0.57
Basic weighted-average common shares outstanding	33.3	33.2
Effect of dilutive securities:
Stock options and units	0.1	0.2
Diluted weighted-average common shares outstanding	33.4	33.4

Net income	$22.8	$19.1
Other comprehensive income (loss):
Foreign currency translation	$18.3	$(41.0)
Changes in unrealized pension cost, net of tax	1.0	0.9
Change in fair market value of derivatives, net of tax	—	(0.1)
Other comprehensive income (loss)	19.3	(40.2)
Comprehensive income (loss)	$42.1	$(21.1)

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2016	January 1, 2016
(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$115.3	$151.3
Accounts receivable, net	1,299.6	1,326.4
Inventories	1,177.8	1,182.6
Other current assets	54.5	67.5
Total current assets	2,647.2	2,727.8
Property and equipment, at cost	360.3	346.4
Accumulated depreciation	(222.5)	(214.6)
Net property and equipment	137.8	131.8
Goodwill	764.9	756.5
Intangible assets, net	446.2	453.8
Other assets	74.4	72.1
Total assets	$4,070.5	$4,142.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904.2	$905.6
Accrued expenses	219.6	250.6
Total current liabilities	1,123.8	1,156.2
Long-term debt	1,563.6	1,642.9
Other liabilities	159.2	163.5
Total liabilities	2,846.6	2,962.6
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,368,855 and 33,278,130 shares issued and outstanding at April 1, 2016 and January 1, 2016, respectively	33.4	33.3
Capital surplus	251.5	249.2
Retained earnings	1,150.2	1,127.4
Accumulated other comprehensive loss:
Foreign currency translation	(123.7)	(142.0)
Unrecognized pension liability, net	(87.5)	(88.5)
Total accumulated other comprehensive loss	(211.2)	(230.5)
Total stockholders’ equity	1,223.9	1,179.4
Total liabilities and stockholders’ equity	$4,070.5	$4,142.0
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2016	April 3, 2015
(In millions)
Operating activities:
Net income	$22.8	$19.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.0	6.1
Amortization of intangible assets	9.7	5.4
Stock-based compensation	4.1	3.6
Deferred income taxes	0.5	—
Amortization of deferred financing costs	0.5	0.4
Accretion of debt discount	0.5	0.4
Pension plan contributions	(4.6)	(4.8)
Pension plan expenses	2.7	2.9
Excess income tax benefit from employee stock plans	(0.2)	(0.4)
Changes in current assets and liabilities, net	26.3	(15.5)
Other, net	(4.3)	0.8
Net cash provided by operating activities	65.0	18.0
Investing activities:
Capital expenditures, net	(7.0)	(10.9)
Other, net	—	2.3
Net cash used in investing activities	(7.0)	(8.6)
Financing activities:
Proceeds from borrowings	359.1	346.8
Repayments of borrowings	(450.6)	(151.5)
Retirement of Notes due 2015	—	(200.0)
Repayment of term loan	—	(1.3)
Excess income tax benefit from employee stock plans	0.2	0.4
Other, net	—	(1.0)
Net cash used in financing activities	(91.3)	(6.6)
(Decrease) increase in cash and cash equivalents	(33.3)	2.8
Effect of exchange rate changes on cash balances	(2.7)	6.4
Cash and cash equivalents at beginning of period	151.3	92.0
Cash and cash equivalents at end of period	$115.3	$101.2
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company") are sometimes referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", or "ourselves." These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended January 1, 2016 ("2015 Form 10-K"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown. Certain prior period amounts have been reclassified to conform to the current year presentation. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
Recently issued and adopted accounting pronouncements: In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments, which clarifies that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in the guidance. An entity does not have to separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal year 2016. The adoption did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted: In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently evaluating the transition methods and the impact of adoption of these ASUs on our consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements and also eliminates the current real estate-specific provisions. The guidance modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements associated with the fair value of financial instruments. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended
(In millions)	April 1, 2016	April 3, 2015
Other, net:
Foreign exchange	$(3.1)	$(3.6)
Foreign exchange devaluations	—	(0.7)
Cash surrender value of life insurance policies	0.6	0.6
Other	(0.3)	(0.3)
Total other, net	$(2.8)	$(4.0)
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first quarter of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 190.0 bolivars to one USD. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015. In the first quarter of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 270.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements.
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At April 1, 2016 and January 1, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income (Loss) offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At April 1, 2016 and January 1, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $149.2 million and $196.1 million, respectively. At April 1, 2016 and January 1, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $119.0 million and $132.8 million, respectively. While all of our foreign currency forward contracts are subject to master netting arrangements with our counterparties, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of our derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program.
Accumulated other comprehensive income (loss): We accumulate unrealized gains and losses in "Accumulated other comprehensive income (loss)" ("AOCI"). These changes are also reported in "Other comprehensive income (loss)" on the Condensed Consolidated Statements of Comprehensive Income (Loss). These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 8. "Pension Plans" for pension related amounts reclassified into net income.
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

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. We closed the sale of the Fasteners business to AIP, excluding certain foreign locations, on June 1, 2015 and settled all net working capital adjustments relating to these entities in the fourth quarter of 2015. We received cash of $371.8 million on the sale of the Fasteners business. Including transaction related costs of $16.4 million, the sale resulted in a pre-tax gain of $40.6 million ($23.5 million, net of tax).

The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in our Condensed Consolidated Financial Statements. Current assets of discontinued operations are presented within "Other current assets" in the Condensed Consolidated Balance Sheets. Current and long-term liabilities of discontinued operations are presented within "Accrued Expenses" and "Other liabilities," respectively, in the Condensed Consolidated Balance Sheets. The components of the results from discontinued operations reflected in our Condensed Consolidated Statements of Cash Flows were immaterial.

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. There was no allocated interest cost in the first quarter of 2016. The allocated interest cost was $0.5 million in the first quarter of 2015. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the period.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended
(In millions)	April 1, 2016	April 3, 2015
Net sales	$0.5	$249.4
Operating income	$—	$11.9
(Loss) income from discontinued operations before income taxes	$(0.7)	$11.2
Income tax (benefit) expense from discontinued operations	$(0.3)	$18.6
Net loss from discontinued operations	$(0.4)	$(7.4)

As reflected on our Condensed Consolidated Balance Sheets as of April 1, 2016 and January 1, 2016, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	April 1, 2016	January 1, 2016
Assets of discontinued operations:
Accounts receivable	$0.3	$2.6
Inventories	1.3	1.2
Total assets of discontinued operations	$1.6	$3.8

Liabilities of discontinued operations:
Accounts payable	$1.4	$1.3
Accrued expenses	4.6	4.0
Other liabilities	1.1	1.7
Total liabilities of discontinued operations	$7.1	$7.0

NOTE 3. BUSINESS COMBINATION
On October 5, 2015, we completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. in exchange for $824.7 million (net of cash and outstanding checks of $11.7 million and an unfavorable net working capital adjustment of $3.8 million based on preliminary calculations). The acquisition was financed using borrowings under new financing arrangements and cash on hand.
Power Solutions was a compelling strategic acquisition for us that significantly enhances our competitive position in the electrical wire and cable business and further strengthens our customer and supplier value proposition. In addition to transforming our existing utility business into a leading North American distributor to the utility sector, this acquisition enables us to provide a full line electrical solution to our existing customers and provides us with broader access to the mid-size electrical construction market. The high voltage business of Power Solutions forms the Utility Power Solutions ("UPS") segment within our realigned reportable segments. The low voltage business of Power Solutions was combined into our historical Electrical and Electronic Wire and Cable ("W&C") segment to form the Electrical & Electronic Solutions ("EES") segment.
The following table sets forth the preliminary purchase price allocation, as of the acquisition date, for Power Solutions. During the first quarter of 2016, we recorded a preliminary purchase price allocation adjustment for the Power Solutions acquisition. The purchase price allocation is pending finalization of the valuation of the acquired property, equipment, leases, intangible assets and related deferred tax liabilities, which is expected to be completed in 2016.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)
Cash	$11.7
Current assets, net	564.1
Property, plant and equipment	30.7
Goodwill	187.6
Intangible assets	280.8
Non-current assets	5.4
Current liabilities	(231.6)
Non-current liabilities	(8.5)
Total purchase price	$840.2
Power Solutions goodwill of $31.6 million and $156.0 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Power Solutions products with our existing product offerings. Other than $79.2 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	14-18	$278.4
Non-compete agreements	1	2.4
Total intangible assets		$280.8
For the three months ended April 1, 2016, the Power Solutions acquisition added $494.3 million of revenue and $14.9 million in operating income to our consolidated results. Since the date of acquisition, the Power Solutions results are reflected in our Condensed Consolidated Financial Statements.

The following unaudited pro forma information shows our results of operations as if the acquisition of Power Solutions had been completed as of the beginning of fiscal 2015. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing for the acquisition, depreciation and amortization of tangible and intangible assets recognized as part of the business combinations, related income taxes and various other costs which would not have been incurred had we and Power Solutions operated as a combined entity.

Three Months Ended
(In millions, except per share amounts)	April 3, 2015
Net sales	$1,867.7
Net income from continuing operations	$29.6
Income per share from continuing operations:
Basic	$0.89
Diluted	$0.89

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4.  RESTRUCTURING AND OTHER CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with our restructuring activities:

	Restructuring Activity
	Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 1, 2016	$3.0	$0.2	$1.0	$0.4	$4.0	$0.6
Payments and other	(1.0)	—	(0.1)	—	(1.1)	—
Balance at April 1, 2016	$2.0	$0.2	$0.9	$0.4	$2.9	$0.6

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, we recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in our Network & Security Solutions ("NSS"), EES and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions we are taking to improve efficiencies in conjunction with the acquisition of Power Solutions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $2.2 million as of April 1, 2016 is expected to be paid by the fourth quarter of 2016.
Q2 2015 Restructuring Plan
In the second quarter of 2015, we recorded a pre-tax charge of $3.0 million and $2.2 million in our NSS and EES segments, respectively, and an additional $0.1 million at our corporate headquarters for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we took to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. In the fourth quarter of 2015, we reduced the charge by $0.5 million, primarily in our EES segment, due to a reduction in estimated future obligations under the plan. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.9 million as of April 1, 2016 is expected to be paid by the second quarter of 2016.
Q4 2012 Restructuring Plan
In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a pre-tax charge of $4.1 million and $2.8 million in our NSS and EES segments, respectively. The $6.9 million restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. This charge was included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2012. At April 1, 2016, the majority of the remaining charge included in accrued expenses of $0.4 million is expected to be paid in 2016.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. DEBT
Debt is summarized below:

(In millions)	April 1, 2016	January 1, 2016
Long-term debt:
5.50% Senior notes due 2023	$345.9	$345.8
5.125% Senior notes due 2021	395.1	394.9
5.625% Senior notes due 2019	347.0	346.8
Canadian term loan	184.3	172.9
Revolving lines of credit	298.6	390.1
Other	2.2	2.6
Unamortized debt issuance costs	(9.5)	(10.2)
Total long-term debt	$1,563.6	$1,642.9

Retirement of Debt
In the first quarter of 2015, we retired our 5.95% Senior notes due 2015 upon maturity for $200.0 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
Fair Value of Debt
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. Our fixed-rate debt consists of the Senior notes due 2023, Senior notes due 2021 and Senior notes due 2019.

At April 1, 2016, our total carrying value and estimated fair value of debt outstanding was $1,563.6 million and $1,599.7 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 1, 2016 of $1,642.9 million and $1,669.5 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under our revolving lines of credit.

NOTE 6.  LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of April 1, 2016, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 7.  INCOME TAXES
Our effective tax rate from continuing operations for the first quarter of 2016 was 37.9% compared to 35.6% in the prior year period. The increase was due to the change in the country mix of earnings.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of our Board of Directors’ approval of the disposition of the Fasteners business, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intended to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Our first quarter 2015 results included, as a component of discontinued operations, $15.2 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  PENSION PLANS
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
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Service cost	$1.2	$1.3	$1.5	$1.7	$2.7	$3.0
Interest cost	2.9	2.6	2.1	2.3	5.0	4.9
Expected return on plan assets	(3.6)	(3.5)	(2.5)	(2.6)	(6.1)	(6.1)
Net amortization (a)	0.5	0.4	0.6	0.7	1.1	1.1
Net periodic pension cost	$1.0	$0.8	$1.7	$2.1	$2.7	$2.9
(a) Reclassified into operating expenses from AOCI.

NOTE 9.  STOCKHOLDERS' EQUITY
At the end of the first quarter of 2016, there were 1.2 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the three months ended April 1, 2016, we initiated a performance-based restricted stock unit ("performance units") program that will vest in one-third tranches to be evaluated on the anniversary of the first, second and third performance cycles. Each evaluation period will be based on the achievement of our total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The issuance of the vested shares will be on the final vesting date of year three. The granted units will be adjusted based on the specific payout percentage of the grant agreement. The fair value of each tranche related to the performance units were estimated at the grant date using the Monte Carlo Simulation pricing model.
During the three months ended April 1, 2016, we granted 395,602 stock units to employees, with a weighted-average grant-date fair value of $17.2 million. During the three months ended April 1, 2016, we granted 85,839 performance units to employees, with a weighted-average grant-date fair value of $1.8 million. During the three months ended April 1, 2016, we granted directors 10,168 stock units, with a weighted-average grant-date fair value of $0.5 million. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2016 and 2015, the antidilutive stock options and units were immaterial.

NOTE 10. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products and utility power solutions. We have identified Network & Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. These corporate expenses were historically allocated to our business segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses were reported in corporate as they historically had been allocated to the Fasteners segment but were not considered directly related to the discontinued operations. Beginning in the first quarter of 2016, we no longer allocate these corporate expenses to our business segments. We also have various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis, except as previously discussed in Note 2. "Discontinued Operations."
The categorization of net sales by end market is determined using a variety of data points including the technical characteristic of the product, the "sold to" customer information, the "ship to" customer information and the end customer product or application into which our product will be incorporated. We also have largely specialized our sales organization by segment. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.
Segment Financial Information
Segment information for the three months ended April 1, 2016 and April 3, 2015 are as follows:

(In millions)
First Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$949.1	$506.0	$361.1	$—	$1,816.2
Operating income	58.8	22.5	14.3	(35.3)	60.3

First Quarter of 2015 (As revised)	NSS	EES	UPS	Corporate	Total
Net Sales	$928.0	$440.8	$16.3	$—	$1,385.1
Operating income	55.7	35.8	2.0	(34.2)	59.3

Net sales and operating income in our UPS segment for the first quarter of 2015 were previously reported in our EES segment.

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units during the three months ended April 1, 2016:

(In millions)	NSS	EES	UPS	Total
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5
Acquisition related (a)	—	(3.1)	0.7	(2.4)
Foreign currency translation	3.1	0.7	7.0	10.8
Balance as of April 1, 2016	$396.4	$209.5	$159.0	$764.9

(a)	In the first quarter of 2016, we recorded an immaterial decrease in goodwill primarily related to a preliminary valuation of Power Solutions value of fixed assets.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	April 1, 2016	January 1, 2016
Assets:
Current assets	$2,644.2	$2,723.4
Property, equipment and capital leases, net	146.8	141.1
Goodwill	764.9	756.5
Intangible assets, net	446.2	453.8
Other assets	76.0	75.9
	$4,078.1	$4,150.7
Liabilities and Stockholder’s Equity:
Current liabilities	$1,124.7	$1,156.8
Long-term debt	1,576.0	1,655.6
Other liabilities	157.1	161.1
Stockholder’s equity	1,220.3	1,177.2
	$4,078.1	$4,150.7
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(In millions)	April 1, 2016	April 3, 2015
Net sales	$1,816.2	$1,385.1
Operating income	$61.9	$60.8
Income from continuing operations before income taxes	$38.7	$42.4
Net loss from discontinued operations	$(0.4)	$(7.4)
Net income	$23.6	$20.0
Comprehensive income (loss)	$42.9	$(20.2)

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three months ended April 1, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 1, 2016.
First Quarter 2016 and 2015 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	April 1, 2016	April 3, 2015
Net sales	$1,816.2	$1,385.1
Gross profit	370.8	309.3
Operating expenses	310.5	250.0
Operating income	60.3	59.3
Other expense:
Interest expense	(20.1)	(14.2)
Other, net	(2.8)	(4.0)
Income from continuing operations before income taxes	37.4	41.1
Income tax expense from continuing operations	14.2	14.6
Net income from continuing operations	23.2	26.5
Net loss from discontinued operations	(0.4)	(7.4)
Net income	$22.8	$19.1
Diluted income (loss) per share:
Continuing operations	$0.70	$0.79
Discontinued operations	(0.02)	(0.22)
Net income	$0.68	$0.57
Executive Overview
First Quarter Highlights
Reflecting the underlying strength in our network infrastructure business, we delivered organic sales growth of 4.1% in our Network and Security Solutions ("NSS") segment, driven by an acceleration in our North America and emerging markets geographies. In our Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, the combined effects of the weaker industrial economy and lower commodity prices on a year-over-year basis continue to be headwinds.

Additional highlights of the quarter included:

•Record first quarter sales of $1,816.2 million, up 31.1%, driven by the Power Solutions acquisition;
•Record first quarter NSS sales of $949.1 million, up 4.1% on an organic basis;
•Generated $65.0 million in cash from operations, further improving liquidity.

Strategy Update and Business Outlook
As we look at the current year, we are optimistic that the positive momentum and growth trends in our NSS segment will continue, driven by growth in the North America and emerging markets geographies. Reflecting diverging trends across our business, we continue to experience softer trends in our EES segment related to industrial and manufacturing end market demand, resulting in a more cautious outlook on this portion of the business. Combining our more positive outlook in NSS with our more conservative outlook in our EES and UPS segments, we continue to expect full year 2016 organic sales growth from continuing operations in the negative 2% to positive 2% range.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. We calculate the year-over-year organic sales growth impact relating to the Power Solutions acquisition by including its 2015 comparable period results prior to the acquisition with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been or will be achieved. Historically and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, etc.) so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business. As a result of the acquisitions of Tri-Ed and Power Solutions, beginning in the first quarter of 2016, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts discussed below as non-GAAP financial measures.
EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expense and non-cash stock-based compensation, excluding the other items from reported financial results, as defined above. EBITDA and Adjusted EBITDA are presented because we believe they are useful indicators of our performance and our ability to meet debt service requirements. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.
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
In the first quarter of 2016, we changed the composition of our reportable segments and we no longer allocate certain corporate costs. Beginning with the first quarter of 2016, intangible asset amortization is excluded from adjusted earnings per share. Accordingly, prior period segment financial information has been revised to reflect these changes.
In the first quarter of 2016, we recorded $2.2 million ($1.4 million, net of tax) of acquisition and integration costs related to the Power Solutions acquisition and $9.7 million ($6.0 million, net of tax) of intangible asset amortization expense. In the first quarter of 2015, we recorded $5.1 million ($3.3 million, net of tax) of intangible asset amortization expense and $0.7 million ($0.4 million, net of tax) of foreign exchange losses due to the devaluation of the Venezuela bolivar.

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended April 1, 2016 and April 3, 2015.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended
	April 1, 2016	April 3, 2015
		(As revised*)
Items impacting operating income:	Favorable / (Unfavorable)
Acquisition and integration costs	$(2.2)	$—
Amortization of intangible assets	(9.7)	(5.1)
Total of items impacting operating income	$(11.9)	$(5.1)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	—	(0.7)
Total of items impacting other expenses	$—	$(0.7)
Total of items impacting pre-tax income	$(11.9)	$(5.8)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	4.5	2.1
Total of items impacting income taxes	$4.5	$2.1
Net income impact of these items	$(7.4)	$(3.7)
Diluted EPS impact of these items	$(0.22)	$(0.11)
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.
The items impacting operating income by segment are reflected in the table below.

Items Impacting Comparability of Operating Income by Segment:
	Three Months Ended April 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Acquisition and integration costs	$—	$—	$(0.3)	$(1.9)	$(2.2)
Amortization of intangible assets	(3.6)	(2.2)	(3.9)	—	(9.7)
Total of items impacting operating income	$(3.6)	$(2.2)	$(4.2)	$(1.9)	$(11.9)

	Three Months Ended April 3, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(3.7)	$(1.4)	$—	$—	$(5.1)

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	April 1, 2016	April 3, 2015
		(As revised*)
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations - Non-GAAP	$30.6	$30.2
Items impacting net income from continuing operations	(7.4)	(3.7)
Net income from continuing operations - GAAP	$23.2	$26.5

Diluted EPS from continuing operations – Non-GAAP	$0.92	$0.90
Diluted EPS impact of these items from continuing operations	(0.22)	(0.11)
Diluted EPS from continuing operations – GAAP	$0.70	$0.79
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.
The Power Solutions acquisition was accounted for as a purchase and its results of operations are included in the Consolidated Financial Statements from the date of the acquisition (October 5, 2015). Had the acquisition of Power Solutions been completed as of the beginning of fiscal 2015, our pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been the following as compared to our reported results.

	Three Months Ended
	April 3, 2015
(In millions, except per share amounts)	As Reported	Pro Forma
Net sales	$1,385.1	$1,867.7
Net income from continuing operations	$26.5	$29.6
Income per diluted share from continuing operations	$0.79	$0.89
Excluding the unfavorable impact of items impacting net income from continuing operations of $3.7 million in the first quarter of 2015, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	Three Months Ended
	April 3, 2015
	As Adjusted	Pro Forma As Adjusted
Income per diluted share from continuing operations	$0.90	$1.00
For further pro forma information regarding Power Solutions, refer to Note 3. "Business Combination" in the Notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended April 1, 2016				Three Months Ended April 3, 2015
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$748.0	$7.8	$—	$755.8	$726.6	$—	$726.6	4.0%
Europe	81.4	2.4	—	83.8	84.2	—	84.2	(0.4)%
Emerging Markets	119.7	6.3	—	126.0	117.2	—	117.2	7.6%
NSS	$949.1	$16.5	$—	$965.6	$928.0	$—	$928.0	4.1%

Electrical & Electronic Solutions (EES)
North America	$404.8	$5.4	$17.2	$427.4	$312.1	$136.2	$448.3	(4.7)%
Europe	57.7	3.0	1.2	61.9	70.8	—	70.8	(12.5)%
Emerging Markets	43.5	1.6	1.6	46.7	57.9	—	57.9	(19.5)%
EES	$506.0	$10.0	$20.0	$536.0	$440.8	$136.2	$577.0	(7.1)%

Utility Power Solutions (UPS)
North America	$361.1	$5.2	$0.4	$366.7	$16.3	$346.4	$362.7	1.1%
UPS	$361.1	$5.2	$0.4	$366.7	$16.3	$346.4	$362.7	1.1%

Total	$1,816.2	$31.7	$20.4	$1,868.3	$1,385.1	$482.6	$1,867.7	—%

Geographic Sales
North America	$1,513.9	$18.4	$17.6	$1,549.9	$1,055.0	$482.6	$1,537.6	0.8%
Europe	139.1	5.4	1.2	145.7	155.0	—	155.0	(5.9)%
Emerging Markets	163.2	7.9	1.6	172.7	175.1	—	175.1	(1.4)%
Total	$1,816.2	$31.7	$20.4	$1,868.3	$1,385.1	$482.6	$1,867.7	—%

* Revised due to change in composition of our reportable segments.
NSS – Sales of $949.1 million compares to $928.0 million in the prior year period, an increase of 2.3%. NSS organic sales increased 4.1%, adjusting for the unfavorable impact from foreign exchange, driven by strength in our North America and Emerging Markets geographies. NSS security sales in the first quarter of 2016 of $384.2 million, which represents approximately 41% of total segment sales, increased 1.2% from the prior year quarter. Adjusted for the $6.9 million negative currency impact, organic security sales growth was 3.0%.
EES – Sales of $506.0 million compares to $440.8 million in the prior year period, a 14.8% increase. EES organic sales decreased by 7.1%, reflecting current weak trends with industrial customers and relatively flat performance with OEM customers.
UPS - Sales were $361.1 million in the first quarter of 2016, an increase of 1.1% on an organic basis. During the first quarter of 2016, sales were negatively impacted by slower sales growth in Canada due to weakness in oil and gas regions.
Gross Margin
Gross margin of 20.4% in the first quarter of 2016 compares to 22.3% in the first quarter of 2015. The decrease is primarily due to the Power Solutions acquisition.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $310.5 million and $250.0 million in the first quarter of 2016 and 2015, respectively. The first quarter of 2016 includes acquisition and integration costs of $2.2 million and amortization of intangible assets of $9.7 million. The first quarter of 2015 includes amortization of intangible assets of $5.1 million. Excluding these items, adjusted operating expenses of $298.6 million, or 16.4% of sales, compares to prior year adjusted operating expense of $244.9 million, or 17.7% of sales. Further adjusting operating expenses for an unfavorable $5.2 million impact of foreign currency in the first quarter of 2016, and including $60.6 million of pro forma Power Solutions expenses in the prior year quarter, adjusted operating expenses would have decreased by 0.5%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$58.8	$22.5	$14.3	$(35.3)	$60.3
Operating income, 2015 (As revised*)	55.7	35.8	2.0	(34.2)	59.3
$ Change	$3.1	$(13.3)	$12.3	$(1.1)	$1.0
% Change	5.6%	(37.1)%	nm	3.5%	1.6%

Items impacting operating income in 2016	$(3.6)	$(2.2)	$(4.2)	$(1.9)	$(11.9)
Adjusted operating income, 2016 (Non-GAAP)	$62.4	$24.7	$18.5	$(33.4)	$72.2

Items impacting operating income in 2015	$(3.7)	$(1.4)	$—	$—	$(5.1)
Adjusted operating income, 2015 (Non-GAAP)	$59.4	$37.2	$2.0	$(34.2)	$64.4

Adjusted % Change (Non-GAAP)	5.1%	(33.6)%	nm	(2.3)%	12.1%

Impact of Acquisition of Power Solutions	$—	$1.6	$14.3	$(3.4)	$12.5
Operating income, 2015 (Pro Forma)	$55.7	$37.4	$16.3	$(37.6)	$71.8

Adjusted % Change (Pro Forma)	5.6%	(39.8)%	(12.4)%	(5.8)%	(16.1)%
Plus the % impact of:
Foreign exchange	2.0%	0.9%	2.6%	1.0%	2.0%
Copper pricing	—%	11.6%	0.3%	—%	6.1%
Organic (Non-GAAP)	7.6%	(27.3)%	(9.5)%	(4.8)%	(8.0)%
* Revised due to change in composition of our reportable segments.
** nm – percentages are not meaningful

NSS – Operating margin was 6.2% in the first quarter of 2016, compared to 6.0% in the first quarter of 2015. NSS delivered adjusted operating income of $62.4 million in the first quarter of 2016, resulting in adjusted operating margin of 6.6%. NSS delivered adjusted operating income of $59.4 million in the first quarter of 2015, resulting in adjusted operating margin of 6.4%. NSS Adjusted EBITDA of $63.8 million in the first quarter of 2016 compares to $60.7 million in the first quarter of 2015. The corresponding Adjusted EBITDA margin of 6.7% compares to 6.5% in the prior year quarter, driven by strong sales growth and effective expense control.

EES – Operating margin was 4.4% in the first quarter of 2016, compared to 8.1% in the first quarter of 2015. EES delivered adjusted operating income of $24.7 million in the first quarter of 2016, resulting in adjusted operating margin of 4.9%. EES delivered adjusted operating income of $37.2 million in the first quarter of 2015, resulting in adjusted operating margin of 8.4%. EES Adjusted EBITDA of $25.4 million in the first quarter of 2016 compares to $37.7 million in the first quarter of 2015. The corresponding Adjusted EBITDA margin of 5.0% compares to 8.6% in the prior year quarter. Approximately two-thirds of the decline in Adjusted EBITDA margin was caused by lower copper pricing and weakness in the industrial sector, with the balance due to the acquisition of the low voltage Power Solutions business.

UPS - Operating margin was 3.9% with adjusted operating income of $18.5 million in the first quarter of 2016. UPS Adjusted EBITDA in the first quarter of 2016 was $20.1 million, or 5.6% of sales.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $20.1 million and $14.2 million in the first quarter of 2016 and 2015, respectively. The increase in interest expense for the first quarter of 2016 results from the issuance of incremental debt used to finance the Power Solutions acquisition, partially offset by the repayment of the 5.95% Senior notes due 2015.
Foreign exchange and other expense of $2.8 million in the first quarter of 2016 compares to $4.0 million in the first quarter of 2015. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first quarter of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 190.0 bolivars to one USD. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first quarter of 2015. In the first quarter of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 270.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements.
We recorded additional foreign exchange losses of $3.1 million and $3.6 million in the first quarter of 2016 and 2015, respectively. The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of life insurance policies of $0.6 million in both the first quarter of 2016 and 2015.
Income Taxes
Our effective tax rate from continuing operations for the first quarter of 2016 was 37.9% compared to 35.6% in the prior year period. The increase was due to the change in the country mix of earnings, primarily a result of the Power Solutions acquisition.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Therefore, our first quarter 2015 results include, as a component of discontinued operations, $15.2 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

2016 EBITDA by Segment:
	Three Months Ended April 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$58.8	$22.5	$14.3	$(72.4)	$23.2
Interest expense	—	—	—	20.1	20.1
Income taxes	—	—	—	14.2	14.2
Depreciation	0.9	0.5	1.4	4.2	7.0
Amortization of intangible assets	3.6	2.2	3.9	—	9.7
EBITDA	$63.3	$25.2	$19.6	$(33.9)	$74.2

Acquisition and integration costs	$—	$—	$0.3	$1.9	$2.2
Foreign exchange and other non-operating expense	—	—	—	2.8	2.8
Stock-based compensation	0.5	0.2	0.2	3.2	4.1
Adjusted EBITDA	$63.8	$25.4	$20.1	$(26.0)	$83.3

ANIXTER INTERNATIONAL INC.

2015 EBITDA by Segment (As revised*):
	Three Months Ended April 3, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$55.7	$35.8	$2.0	$(67.0)	$26.5
Interest expense	—	—	—	14.2	14.2
Income taxes	—	—	—	14.6	14.6
Depreciation	0.9	0.2	—	4.0	5.1
Amortization of intangible assets	3.7	1.4	—	—	5.1
EBITDA	$60.3	$37.4	$2.0	$(34.2)	$65.5

Foreign exchange and other non-operating expense	$—	$—	$—	$4.0	$4.0
Stock-based compensation	0.4	0.3	—	2.6	3.3
Adjusted EBITDA	$60.7	$37.7	$2.0	$(27.6)	$72.8

* Revised due to change in composition of our reportable segments.

The following table represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2015. There was no material activity related to discontinued operations reflected in our Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2016.

Three Months Ended
(In millions)	April 3, 2015
Depreciation	$1.0
Amortization	$0.3
Stock-based compensation	$0.3
Capital expenditures	$1.1

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
Net cash provided by operations was $65.0 million in the three months ended April 1, 2016 versus $18.0 million in the prior year period. The increase reflects an increase in earnings and improvement in working capital efficiencies.
Net cash used in investing activities was $7.0 million in the three months ended April 1, 2016, related to capital expenditures. This compares to net cash used in investing activities of $8.6 million in the three months ended April 3, 2015, which included $10.9 million for capital expenditures, partially offset by a receipt of payment of $2.3 million related to the 2014 Tri-Ed acquisition. Capital expenditures are expected to be approximately $45 - $50 million in 2016 as we continue to invest in warehouse equipment, information system upgrades and integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $91.3 million in the three months ended April 1, 2016 compared to $6.6 million in the three months ended April 3, 2015. During the three months ended April 1, 2016, we had net repayments from our revolving lines of credit of $91.5 million. During the three months ended April 3, 2015, we repaid our Senior notes due 2015 at a maturity value of $200.0 million, which was partially offset by net proceeds from borrowings on revolving lines of credit of $195.3 million.
Liquidity and Capital Resources
At April 1, 2016, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At April 1, 2016, there was $298.6 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
The first quarter of 2016 reflected a challenging global economic environment, which began to stabilize as the quarter progressed. We continue to have a strong focus on improving our margin, cost structure and working capital efficiency. Our capital allocation priorities include achieving our debt-to-capital target range of 45 - 50% by the second half of 2017, funded out of the strong free cash flow we expect to generate from our repositioned platform.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 5. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
There were no material changes in our critical accounting policies since the filing of our 2015 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2015 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to our market risks and related disclosures in Item 7A. of Part II in our Annual Report on Form 10-K for the year ended January 1, 2016, as filed with the Securities and Exchange Commission on February 19, 2016.

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of April 1, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 1, 2016. There was no change in our internal control over financial reporting that occurred during the three months ended April 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 6. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended January 1, 2016, as filed with the Securities and Exchange Commission on February 19, 2016.

ITEM 6. EXHIBITS.

(10)	Material Contracts
10.1	Form of Anixter International Inc. Performance Unit Grant Agreement.
(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 1, 2016 and April 3, 2015, (ii) the Condensed Consolidated Balance Sheets at April 1, 2016 and January 1, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended April 1, 2016. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 26, 2016	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

April 26, 2016	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer