Form 10-Q
period 2016-07-01
ANIXTER INTERNATIONAL INC
filed 2016-07-26
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 20, 2016, 33,051,986 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

 This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include general economic conditions, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, information security risks, the impact and the uncertainty concerning the timing and terms of the withdrawal by the United Kingdom from the European Union, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
(In millions, except per share amounts)
Net sales	$1,955.7	$1,480.4	$3,771.9	$2,865.5
Cost of goods sold	1,562.3	1,151.5	3,007.7	2,227.3
Gross profit	393.4	328.9	764.2	638.2
Operating expenses	336.7	264.4	647.2	514.4
Operating income	56.7	64.5	117.0	123.8
Other expense:
Interest expense	(19.8)	(12.7)	(39.9)	(26.9)
Other, net	(0.8)	(3.5)	(3.6)	(7.5)
Income from continuing operations before income taxes	36.1	48.3	73.5	89.4
Income tax expense from continuing operations	15.3	18.8	29.5	33.4
Net income from continuing operations	20.8	29.5	44.0	56.0
(Loss) income from discontinued operations before income taxes	(0.5)	46.5	(1.2)	57.7
Income tax (benefit) expense from discontinued operations	(0.2)	4.6	(0.5)	23.2
Net (loss) income from discontinued operations	(0.3)	41.9	(0.7)	34.5
Net income	$20.5	$71.4	$43.3	$90.5
Income (loss) per share:
Basic:
Continuing operations	$0.62	$0.89	$1.32	$1.69
Discontinued operations	(0.01)	1.26	(0.02)	1.04
Net income	$0.61	$2.15	$1.30	$2.73
Diluted:
Continuing operations	$0.62	$0.88	$1.32	$1.68
Discontinued operations	(0.01)	1.26	(0.03)	1.03
Net income	$0.61	$2.14	$1.29	$2.71
Basic weighted-average common shares outstanding	33.4	33.2	33.3	33.2
Effect of dilutive securities:
Stock options and units	0.1	0.2	0.1	0.2
Diluted weighted-average common shares outstanding	33.5	33.4	33.4	33.4

Net income	$20.5	$71.4	$43.3	$90.5
Other comprehensive income (loss):
Foreign currency translation	$(5.1)	$2.4	$13.2	$(38.6)
Changes in unrealized pension cost, net of tax	6.9	4.2	7.9	5.1
Change in fair market value of derivatives, net of tax	—	—	—	(0.1)
Other comprehensive income (loss)	1.8	6.6	21.1	(33.6)
Comprehensive income	$22.3	$78.0	$64.4	$56.9

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2016	January 1, 2016
(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133.2	$151.3
Accounts receivable, net	1,350.5	1,326.4
Inventories	1,186.5	1,182.6
Other current assets	50.9	67.5
Total current assets	2,721.1	2,727.8
Property and equipment, at cost	336.9	346.4
Accumulated depreciation	(196.3)	(214.6)
Property and equipment, net	140.6	131.8
Goodwill	767.0	756.5
Intangible assets, net	437.0	453.8
Other assets	72.9	72.1
Total assets	$4,138.6	$4,142.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,001.8	$905.6
Accrued expenses	217.2	250.6
Total current liabilities	1,219.0	1,156.2
Long-term debt	1,514.4	1,642.9
Other liabilities	155.4	163.5
Total liabilities	2,888.8	2,962.6
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,382,920 and 33,278,130 shares issued and outstanding at July 1, 2016 and January 1, 2016, respectively	33.4	33.3
Capital surplus	255.1	249.2
Retained earnings	1,170.7	1,127.4
Accumulated other comprehensive loss:
Foreign currency translation	(128.8)	(142.0)
Unrecognized pension liability, net	(80.6)	(88.5)
Total accumulated other comprehensive loss	(209.4)	(230.5)
Total stockholders’ equity	1,249.8	1,179.4
Total liabilities and stockholders’ equity	$4,138.6	$4,142.0
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2016	July 3, 2015
(In millions)
Operating activities:
Net income	$43.3	$90.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense of $10.0 in 2015	—	(49.3)
Depreciation	14.0	11.9
Amortization of intangible assets	19.2	10.7
Stock-based compensation	8.4	7.4
Deferred income taxes	1.4	—
Accretion of debt discount	1.1	0.8
Amortization of deferred financing costs	1.0	0.7
Pension plan contributions	(10.5)	(12.1)
Pension plan expenses	15.2	5.9
Excess income tax benefit from employee stock plans	(0.2)	(0.5)
Changes in current assets and liabilities, net	62.4	(30.5)
Other, net	(5.9)	3.8
Net cash provided by operating activities	149.4	39.3
Investing activities:
Capital expenditures, net	(16.4)	(22.1)
Proceeds from sale of business	—	358.0
Other, net	(4.7)	2.2
Net cash (used in) provided by investing activities	(21.1)	338.1
Financing activities:
Proceeds from borrowings	376.7	508.8
Repayments of borrowings	(496.7)	(573.8)
Repayments of Canadian term loan	(23.1)	—
Retirement of Notes due 2015	—	(200.0)
Repayment of term loan	—	(2.5)
Excess income tax benefit from employee stock plans	0.2	0.5
Other, net	(0.6)	(1.0)
Net cash used in financing activities	(143.5)	(268.0)
(Decrease) increase in cash and cash equivalents	(15.2)	109.4
Effect of exchange rate changes on cash balances	(2.9)	4.8
Cash and cash equivalents at beginning of period	151.3	92.0
Cash and cash equivalents at end of period	$133.2	$206.2
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The unaudited interim condensed consolidated financial statements of Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company"), sometimes referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", or "ourselves," have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Certain previously reported amounts have been reclassified to confirm to the current period presentation. The results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The second quarter of fiscal year 2016 ended on July 1, 2016 and the second quarter of fiscal year 2015 ended on July 3, 2015.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. We are currently evaluating the transition methods and the impact of adoption of these ASUs on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of adoption of this ASU on our consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Other, net:
Foreign exchange	$(1.4)	$(2.4)	$(4.5)	$(6.0)
Foreign exchange devaluations	—	—	—	(0.7)
Cash surrender value of life insurance policies	0.6	(0.6)	1.2	—
Other	—	(0.5)	(0.3)	(0.8)
Total other, net	$(0.8)	$(3.5)	$(3.6)	$(7.5)
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first half of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the six months ended July 3, 2015. During the first six months of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 625.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements.
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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At July 1, 2016 and January 1, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At July 1, 2016 and January 1, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $139.0 million and $196.1 million, respectively. At July 1, 2016 and January 1, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $104.4 million and $132.8 million, respectively. While all of our foreign currency forward contracts are subject to master netting arrangements with our counterparties, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of our derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated other comprehensive income (loss): We accumulate unrealized gains and losses in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive income (loss)" on the Condensed Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 8. "Pension Plans" for pension related amounts reclassified into net income.
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

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. We closed the sale of the Fasteners business to AIP, excluding certain foreign locations, on June 1, 2015 and settled all net working capital adjustments relating to these entities in the fourth quarter of 2015. We received cash of $371.8 million on the sale of the Fasteners business. Including transaction related costs of $16.4 million, the sale resulted in a pre-tax gain of $40.3 million ($23.3 million, net of tax).

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

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. There was no allocated interest cost in 2016. The allocated interest cost was $0.6 million and $1.1 million in the three and six months ended July 3, 2015. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the period.

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$1.3	$148.4	$1.8	$397.8
Operating income	$—	$5.2	$—	$17.1
(Loss) income from discontinued operations before income taxes	$(0.5)	$46.5	$(1.2)	$57.7
Income tax (benefit) expense from discontinued operations	$(0.2)	$4.6	$(0.5)	$23.2
Net (loss) income from discontinued operations	$(0.3)	$41.9	$(0.7)	$34.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As reflected on our Condensed Consolidated Balance Sheets as of July 1, 2016 and January 1, 2016, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	July 1, 2016	January 1, 2016
Assets of discontinued operations:
Accounts receivable	$0.9	$2.6
Inventories	0.1	1.2
Total assets of discontinued operations	$1.0	$3.8

Liabilities of discontinued operations:
Accounts payable	$1.2	$1.3
Accrued expenses	4.1	4.0
Other liabilities	0.6	1.7
Total liabilities of discontinued operations	$5.9	$7.0

Total assets and liabilities of discontinued operations are included in other current assets, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

NOTE 3. BUSINESS COMBINATION
On October 5, 2015, we completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. in exchange for $829.4 million (net of cash and outstanding checks of $11.7 million). The acquisition was financed using borrowings under new financing arrangements and cash on hand.
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
The following table sets forth the preliminary purchase price allocation, as of the acquisition date, for Power Solutions. During the second quarter of 2016, we recorded a preliminary purchase price allocation adjustment for the Power Solutions acquisition. The purchase price allocation is pending finalization of the valuation of the acquired leases, intangible assets and related deferred tax liabilities, which is expected to be completed in 2016.

(In millions)
Cash	$11.7
Current assets, net	565.6
Property and equipment, net	30.8
Goodwill	189.4
Intangible assets	280.8
Non-current assets	5.4
Current liabilities	(234.1)
Non-current liabilities	(8.5)
Total purchase price	$841.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Power Solutions goodwill of $34.0 million and $155.4 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Power Solutions products with our existing product offerings. Other than $78.8 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of preliminary identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	14-18	$278.4
Non-compete agreements	1	2.4
Total intangible assets		$280.8
For the three months ended July 1, 2016, the Power Solutions acquisition added $510.6 million of revenue and $12.7 million in operating income to our consolidated results. For the six months ended July 1, 2016, the Power Solutions acquisition added $1,004.9 million of revenue and $27.6 million in operating income to our consolidated results. Since the date of acquisition, the Power Solutions results are reflected in our Condensed Consolidated Financial Statements.

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

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	July 3, 2015	July 3, 2015
Net sales	$2,007.2	$3,874.9
Net income from continuing operations	$34.5	$64.1
Income per share from continuing operations:
Basic	$1.04	$1.93
Diluted	$1.03	$1.92

NOTE 4.  RESTRUCTURING CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with our restructuring activities:

	Restructuring Activity
	Q2 2016 Plan		Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 1, 2016	$—	$—	$3.0	$0.2	$1.0	$0.4	$4.0	$0.6
Charges	4.3	1.5	(0.2)	—	—	—	4.1	1.5
Payments and other	(0.2)	—	(1.4)	(0.2)	(0.5)	(0.1)	(2.1)	(0.3)
Balance at July 1, 2016	$4.1	$1.5	$1.4	$—	$0.5	$0.3	$6.0	$1.8

(a)	Employee-related costs primarily consist of termination benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q2 2016 Restructuring Plan
In the second quarter of 2016, we recorded a pre-tax charge of $2.1 million, $1.4 million, and $2.2 million in our NSS, EES, and UPS segments, respectively, and an additional $0.1 million at our corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 150 positions which will result in approximately $10.0 million of annualized savings. The $5.8 million charge primarily reflects actions we are taking to improve efficiencies in our Canada and Latin America regions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income in the second quarter of 2016. The majority of the remaining charge included in accrued expenses of $5.6 million as of July 1, 2016 is expected to be paid by the second quarter of 2017.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, we recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in our NSS, EES, and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions we are taking to improve efficiencies in conjunction with the acquisition of Power Solutions which will result in approximately $4.0 million of annualized savings. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $1.4 million as of July 1, 2016 is expected to be paid by the fourth quarter of 2016.
Q2 2015 Restructuring Plan
In the second quarter of 2015, we recorded a pre-tax charge of $3.0 million and $2.2 million in our NSS and EES segments, respectively, and an additional $0.1 million at our corporate headquarters for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we took to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business which will result in approximately $13.0 million of annualized savings. In the fourth quarter of 2015, we reduced the charge by $0.5 million, primarily in our EES segment, due to a reduction in estimated future obligations under the plan. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.5 million as of July 1, 2016 is expected to be paid by the second quarter of 2016.
Q4 2012 Restructuring Plan
In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a pre-tax charge of $4.1 million and $2.8 million in our NSS and EES segments, respectively. The $6.9 million restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. This charge was included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2012. At July 1, 2016, the majority of the remaining charge included in accrued expenses of $0.3 million is expected to be paid in 2016.

NOTE 5. DEBT
Debt is summarized below:

(In millions)	July 1, 2016	January 1, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.0	$345.8
5.125% Senior notes due 2021	395.3	394.9
5.625% Senior notes due 2019	347.2	346.8
Canadian term loan	162.1	172.9
Revolving lines of credit	270.0	390.1
Other	2.2	2.6
Unamortized debt issuance costs	(8.4)	(10.2)
Total long-term debt	$1,514.4	$1,642.9

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

At July 1, 2016, our total carrying value and estimated fair value of debt outstanding was $1,514.4 million and $1,552.8 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 1, 2016 of $1,642.9 million and $1,669.5 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under our revolving lines of credit and partial repayment of our Canadian term loan.

NOTE 6.  LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of July 1, 2016, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 7.  INCOME TAXES
Our effective tax rate from continuing operations for the second quarter of 2016 was 42.4% compared to 38.8% in the prior year period. Our effective tax rate from continuing operations for the six months ended July 1, 2016 was 40.1% compared to 37.3% in the prior year period. The increase was attributable to the change in the country mix of earnings since many of the current year operating expense charges of $33.7 million in the three months ended July 1, 2016 and $45.6 million in the six months ended July 1, 2016, were incurred in countries with low income tax rates or have valuation allowances recorded against deferred tax assets.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of our Board of Directors’ approval of the disposition of the Fasteners business, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intended to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our six months ended July 3, 2015 results included, as a component of discontinued operations, $10.3 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2015, we commenced settlement of the liabilities of one of our Europe pension plans. At that time, we entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, we terminated the buy-in policy and entered into an agreement for issuance of a buy-out policy and settled the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the settlement and are reflected in our Condensed Consolidated Statement of Comprehensive Income.
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$1.2	$1.7	$1.5	$1.6	$2.7	$3.3
Interest cost	2.8	4.1	2.3	2.3	5.1	6.4
Expected return on plan assets	(3.5)	(5.3)	(2.6)	(2.7)	(6.1)	(8.0)
Net amortization (a)	0.5	0.5	0.7	0.8	1.2	1.3
Settlement charge	—	—	9.6	—	9.6	—
Net periodic pension cost	$1.0	$1.0	$11.5	$2.0	$12.5	$3.0
(a) Reclassified into operating expenses from AOCI.

	Six Months Ended
	Domestic		Foreign		Total
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$2.4	$3.0	$3.0	$3.3	$5.4	$6.3
Interest cost	5.7	6.7	4.4	4.6	10.1	11.3
Expected return on plan assets	(7.1)	(8.8)	(5.1)	(5.3)	(12.2)	(14.1)
Net amortization (a)	1.0	0.9	1.3	1.5	2.3	2.4
Settlement charge	—	—	9.6	—	9.6	—
Net periodic pension cost	$2.0	$1.8	$13.2	$4.1	$15.2	$5.9
(a) Reclassified into operating expenses from AOCI.

NOTE 9.  STOCKHOLDERS' EQUITY
At the end of the second quarter of 2016, there were 1.2 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
During the first quarter of 2016, we initiated a performance-based restricted stock unit ("performance units") program that will vest in one-third tranches to be evaluated on the anniversary of the first, second and third performance cycles. Each evaluation period will be based on the achievement of our total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The issuance of the vested shares will be on the final vesting date of year three. The granted units will be adjusted based on the specific payout percentage of the grant agreement. The fair value of each tranche related to the performance units were estimated at the grant date using the Monte Carlo Simulation pricing model.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended July 1, 2016, we granted 10,026 and 405,628 stock units to employees, respectively, with a weighted-average grant-date fair value of $0.6 million and $17.8 million, respectively. During the three months ended July 1, 2016, we did not issue performance units to employees. During the six months ended July 1, 2016, we granted 85,839 performance units to employees with a weighted-average grant-date fair value of $1.8 million. During the three and six months ended July 1, 2016, we granted directors 12,999 and 23,167 stock units, respectively, with a weighted-average grant-date fair value of $0.7 million and $1.2 million, respectively. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2016 and 2015, the antidilutive stock options and units were immaterial.

NOTE 10. BUSINESS SEGMENTS
We are a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products and utility power solutions. We have identified Network & Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. These corporate expenses were historically allocated to our business segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses were reported in corporate as they historically had been allocated to the Fasteners segment but were not considered directly related to the discontinued operations. Beginning in the first quarter of 2016, we no longer allocate corporate expenses to our business segments. We also have various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis, except as previously discussed in Note 2. "Discontinued Operations."
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
Segment Financial Information
Segment information for the three and six months ended July 1, 2016 and July 3, 2015 are as follows:

(In millions)
Second Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,044.7	$555.1	$355.9	$—	$1,955.7
Operating income	64.9	23.9	12.0	(44.1)	56.7

Second Quarter of 2015 (As revised)	NSS	EES	UPS	Corporate	Total
Net Sales	$1,011.7	$449.5	$19.2	$—	$1,480.4
Operating income	66.6	33.6	2.4	(38.1)	64.5

Six Months of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,993.8	$1,061.1	$717.0	$—	$3,771.9
Operating income	123.7	46.4	26.3	(79.4)	117.0

Six Months of 2015 (As revised)	NSS	EES	UPS	Corporate	Total
Net Sales	$1,939.7	$890.3	$35.5	$—	$2,865.5
Operating income	122.3	69.4	4.4	(72.3)	123.8

Net sales and operating income in our UPS segment for the six months ended July 3, 2015 were previously reported in our EES segment.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units during the six months ended July 1, 2016:

(In millions)	NSS	EES	UPS	Total
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5
Acquisition related (a)	(0.5)	(1.4)	1.0	(0.9)
Reassignment of goodwill	11.2	(31.8)	20.6	—
Foreign currency translation	3.2	0.6	7.6	11.4
Balance as of July 1, 2016	$407.2	$179.3	$180.5	$767.0

(a)	In the first and second quarters of 2016, we recorded an immaterial decrease in goodwill primarily related to a preliminary valuation of Power Solutions value of fixed assets.
We evaluate goodwill for impairment annually at the beginning of the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
As a result of the reclassification of net sales of various product categories between our segments in 2016, we reassigned the carrying amount of goodwill based on the relative fair value of our reporting units. We then performed the quantitative two-step impairment test of goodwill for all reporting units before and after the change in composition of our segments utilizing a combination of the income and market approaches, both of which are broadly defined below. We concluded that no impairment of goodwill existed and the carrying amount of goodwill to be fully recoverable.
The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach we determine the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital plus a forecast risk, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	July 1, 2016	January 1, 2016
Assets:
Current assets	$2,719.9	$2,727.2
Property, equipment and capital leases, net	149.3	141.1
Goodwill	767.0	756.5
Intangible assets, net	437.0	453.8
Other assets	72.9	72.1
	$4,146.1	$4,150.7
Liabilities and Stockholder’s Equity:
Current liabilities	$1,219.9	$1,156.8
Long-term debt	1,526.4	1,655.6
Other liabilities	153.5	161.1
Stockholder’s equity	1,246.3	1,177.2
	$4,146.1	$4,150.7
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$1,955.7	$1,480.4	$3,771.9	$2,865.5
Operating income	$58.2	$65.9	$120.1	$126.7
Income from continuing operations before income taxes	$37.4	$49.3	$76.1	$91.7
Net (loss) income from discontinued operations	$(0.3)	$41.9	$(0.7)	$34.5
Net income	$21.2	$72.2	$44.8	$92.2
Comprehensive income	$23.0	$78.8	$65.9	$58.6

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and six months ended July 1, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 1, 2016.
Second Quarter and Year-to-Date 2016 and 2015 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$1,955.7	$1,480.4	$3,771.9	$2,865.5
Gross profit	393.4	328.9	764.2	638.2
Operating expenses	336.7	264.4	647.2	514.4
Operating income	56.7	64.5	117.0	123.8
Other expense:
Interest expense	(19.8)	(12.7)	(39.9)	(26.9)
Other, net	(0.8)	(3.5)	(3.6)	(7.5)
Income from continuing operations before income taxes	36.1	48.3	73.5	89.4
Income tax expense from continuing operations	15.3	18.8	29.5	33.4
Net income from continuing operations	20.8	29.5	44.0	56.0
Net (loss) income from discontinued operations	(0.3)	41.9	(0.7)	34.5
Net income	$20.5	$71.4	$43.3	$90.5
Diluted income per share:
Continuing operations	$0.62	$0.88	$1.32	$1.68
Discontinued operations	(0.01)	1.26	(0.03)	1.03
Net income	$0.61	$2.14	$1.29	$2.71
Executive Overview
Second Quarter Highlights
Reflecting the underlying strength in our network infrastructure business, we delivered sales growth of 3.3% and organic sales growth of 4.0% in our Network and Security Solutions ("NSS") segment, driven by an acceleration in our North America and Europe geographies. In our Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, the combined effects of the weaker industrial economy and lower commodity prices on a year-over-year basis continue to be headwinds.

Additional highlights of the quarter included:

•Record second quarter sales of $1,955.7 million, up 32.1%, driven by the Power Solutions acquisition;
•Record second quarter NSS sales of $1,044.7 million, up 3.3% and 4.0% on an organic basis;
•Generated $149.4 million in cash from operations in the first half of 2016, further improving liquidity.
Strategy Update and Business Outlook
As we enter the second half of the year, our Network & Security Solutions segment continues to experience positive momentum in all regions except Central America and Latin America ("CALA"), driven by strength in projects with global customers. While our EES segment continues to experience weakness related to industrial and manufacturing end market exposure, sales trends are improving in all regions except CALA. Our UPS segment continues to experience soft trends related to its exposure to oil and gas end markets in the US and Canada, combined with the timing impact of major capital projects. Reflecting diverging trends across our business and across the broad economy, as well as the uncertainty created by Brexit, we remain cautious regarding prospects for a recovery in the second half of 2016.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations and copper prices, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. We calculate the year-over-year organic sales growth and operating expenses impact relating to the Power Solutions acquisition by including its 2015 comparable period results prior to the acquisition with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been or will be achieved. Historically and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business. As a result of the recent acquisitions, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts discussed below as non-GAAP financial measures to provide comparable period over period comparisons.
EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expense and non-cash stock-based compensation, excluding the other items from reported financial results, as defined above. We believe that adjusted operating income, EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and business segment performance. Adjusted operating income provides an understanding of the results from the primary operations of our business by excluding the effects of certain items that do not reflect the ordinary earnings of our operations. We use adjusted operating income to evaluate our period-over-period operating performance because we believe this provides a more comparable measure of our continuing business excluding certain items that are not reflective of expected ongoing operations. This measure may be useful to an investor in evaluating the underlying performance of our business. EBITDA provides us with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of foreign exchange and other non-cash stock-based compensation, and certain items that do not reflect the ordinary earnings of our operations and that are also excluded for purposes of calculating adjusted net income, adjusted earnings per share and adjusted operating income. EBITDA and Adjusted EBITDA are used by our management for various purposes including as measures of performance of our operating entities and as a basis for strategic planning and forecasting. Adjusted EBITDA may be useful to an investor in evaluating our operating performance because this measure is widely used to evaluate a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending on the accounting methods, book value of assets, capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.
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

ANIXTER INTERNATIONAL INC.

In 2016, we changed the composition of our reportable segments and we no longer allocate certain corporate costs. Accordingly, prior period segment financial information has been revised to reflect these changes.
In the second quarter of 2016, we recorded $9.5 million of intangible asset amortization expense, $9.6 million related to a settlement of pension obligations in the UK, $7.6 million of Latin America bad debt provision, $5.6 million of restructuring costs, and $1.4 million of acquisition and integration costs. In the second quarter of 2015, we recorded $5.3 million of restructuring costs, $5.2 million of intangible asset amortization expense, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million, and $0.4 million related to the pension obligations in the UK.
In the first quarter of 2016, we recorded $9.7 million of intangible asset amortization expense and $2.2 million of acquisition and integration costs. In the first quarter of 2015, we recorded $5.1 million of intangible asset amortization expense and $0.7 million of foreign exchange losses due to the devaluation of the Venezuela bolivar.
The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended July 1, 2016 and July 3, 2015.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
		(As revised*)		(As revised*)
Items impacting operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	(9.5)	(5.2)	(19.2)	(10.3)
UK pension settlement	(9.6)	(0.4)	(9.6)	(0.4)
Restructuring charge	(5.6)	(5.3)	(5.6)	(5.3)
Acquisition and integration costs	(1.4)	(1.0)	(3.6)	(1.0)
Write-off of capitalized software	—	(3.1)	—	(3.1)
Latin America bad debt provision	(7.6)	(2.6)	(7.6)	(2.6)
Dilapidation provision	—	(1.7)	—	(1.7)
Total of items impacting operating income	$(33.7)	$(19.3)	$(45.6)	$(24.4)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	—	—	—	(0.7)
Total of items impacting other expenses	$—	$—	$—	$(0.7)
Total of items impacting pre-tax income	$(33.7)	$(19.3)	$(45.6)	$(25.1)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	10.3	7.2	14.8	9.3
Total of items impacting income taxes	$10.3	$7.2	$14.8	$9.3
Net income impact of these items	$(23.4)	$(12.1)	$(30.8)	$(15.8)
Diluted EPS impact of these items	$(0.70)	$(0.36)	$(0.92)	$(0.47)
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.

ANIXTER INTERNATIONAL INC.

The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Income by Segment:
	Three Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(3.6)	$(2.0)	$(3.9)	$—	$(9.5)
UK pension settlement	—	—	—	(9.6)	(9.6)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Restructuring charge	(1.9)	(1.4)	(2.2)	(0.1)	(5.6)
Acquisition and integration costs	—	—	—	(1.4)	(1.4)
Total of items impacting operating income	$(9.4)	$(7.1)	$(6.1)	$(11.1)	$(33.7)

	Three Months Ended July 3, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(3.7)	$(1.5)	$—	$—	$(5.2)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(1.8)	(1.8)	—	(1.7)	(5.3)
Acquisition and integration costs	—	—	—	(1.0)	(1.0)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(2.6)	—	—	—	(2.6)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating income	$(8.1)	$(3.3)	$—	$(7.9)	$(19.3)

	Six Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(7.2)	$(4.2)	$(7.8)	$—	$(19.2)
UK pension settlement	—	—	—	(9.6)	(9.6)
Latin America bad debt provision	(3.9)	(3.7)			(7.6)
Restructuring charge	(1.9)	(1.4)	(2.2)	(0.1)	(5.6)
Acquisition and integration costs	—	—	(0.3)	(3.3)	(3.6)
Total of items impacting operating income	$(13.0)	$(9.3)	$(10.3)	$(13.0)	$(45.6)

	Six Months Ended July 3, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(7.4)	$(2.9)	$—	$—	$(10.3)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(1.8)	(1.8)	—	(1.7)	(5.3)
Acquisition and integration costs	—	—	—	(1.0)	(1.0)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(2.6)	—	—	—	(2.6)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating income	$(11.8)	$(4.7)	$—	$(7.9)	$(24.4)

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
		(As revised*)		(As revised*)
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations – GAAP	$20.8	$29.5	$44.0	$56.0
Items impacting net income from continuing operations	23.4	12.1	30.8	15.8
Net income from continuing operations – Non-GAAP	$44.2	$41.6	$74.8	$71.8

Diluted EPS from continuing operations – GAAP	$0.62	$0.88	$1.32	$1.68
Diluted EPS impact of these items from continuing operations	0.70	0.36	0.92	0.47
Diluted EPS from continuing operations – Non-GAAP	$1.32	$1.24	$2.24	$2.15
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

	Three Months Ended		Six Months Ended
	July 3, 2015		July 3, 2015
(In millions, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,480.4	$2,007.2	$2,865.5	$3,874.9
Net income from continuing operations	$29.5	$34.5	$56.0	$64.1
Income per diluted share from continuing operations	$0.88	$1.03	$1.68	$1.92
Excluding the unfavorable impact of items impacting net income from continuing operations of $12.1 million and $15.8 million in the three and six months ended July 3, 2015, respectively, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	Three Months Ended		Six Months Ended
	July 3, 2015		July 3, 2015
	As Adjusted	Pro Forma As Adjusted	As Adjusted	Pro Forma As Adjusted
Income per diluted share from continuing operations	$1.24	$1.48	$2.15	$2.56
For further pro forma information regarding Power Solutions, refer to Note 3. "Business Combination" in the Notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended July 1, 2016				Three Months Ended July 3, 2015
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$838.7	$3.2	$—	$841.9	$801.9	$—	$801.9	5.0%
Europe	85.8	1.1	—	86.9	83.8	—	83.8	3.6%
Emerging Markets	120.2	3.7	—	123.9	126.0	—	126.0	(1.8)%
NSS	$1,044.7	$8.0	$—	$1,052.7	$1,011.7	$—	$1,011.7	4.0%

Electrical & Electronic Solutions (EES)
North America	$454.7	$2.5	$18.1	$475.3	$315.4	$145.1	$460.5	3.2%
Europe	59.2	2.9	1.5	63.6	63.6	—	63.6	(0.2)%
Emerging Markets	41.2	1.3	2.2	44.7	70.5	—	70.5	(36.6)%
EES	$555.1	$6.7	$21.8	$583.6	$449.5	$145.1	$594.6	(1.9)%

Utility Power Solutions (UPS)
North America	$355.9	$1.8	$0.4	$358.1	$19.2	$381.7	$400.9	(10.7)%
UPS	$355.9	$1.8	$0.4	$358.1	$19.2	$381.7	$400.9	(10.7)%

Total	$1,955.7	$16.5	$22.2	$1,994.4	$1,480.4	$526.8	$2,007.2	(0.6)%

Geographic Sales
North America	$1,649.3	$7.5	$18.5	$1,675.3	$1,136.5	$526.8	$1,663.3	0.7%
Europe	145.0	4.0	1.5	150.5	147.4	—	147.4	2.0%
Emerging Markets	161.4	5.0	2.2	168.6	196.5	—	196.5	(14.3)%
Total	$1,955.7	$16.5	$22.2	$1,994.4	$1,480.4	$526.8	$2,007.2	(0.6)%
* Revised due to change in composition of our reportable segments.
NSS – Sales of $1,044.7 million increased 3.3% from $1,011.7 million in the prior year period. NSS organic sales increased 4.0%, adjusting for the unfavorable impact from foreign exchange, reflecting growth in our North America and Europe geographies, driven by global accounts and projects with multi-national companies, partially offset by challenges in our Latin America region. NSS security sales in the second quarter of 2016 of $410.6 million, which represents 39.3% of total segment sales, increased 3.7% from the prior year quarter. Adjusted for the $2.9 million negative currency impact, organic security sales growth was 4.5% compared to the second quarter of 2015.
EES – Sales of $555.1 million increased 23.5% from $449.5 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts from copper and foreign exchange. EES organic sales decreased by 1.9%, reflecting weak trends with industrial customers along with weakness in Latin America.
UPS – Sales were $355.9 million in the second quarter of 2016, a decrease of 10.7% on an organic basis. During the second quarter of 2016, sales in this segment continue to be negatively impacted by lower sales in Canada due to weakness in oil and gas regions along with the timing of utility customers' major project spend.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Six Months Ended July 1, 2016				Six Months Ended July 3, 2015
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$1,586.7	$11.0	$—	$1,597.7	$1,528.5	$—	$1,528.5	4.5%
Europe	167.2	3.5	—	170.7	168.0	—	168.0	1.6%
Emerging Markets	239.9	10.0	—	249.9	243.2	—	243.2	2.7%
NSS	$1,993.8	$24.5	$—	$2,018.3	$1,939.7	$—	$1,939.7	4.1%

Electrical & Electronic Solutions (EES)
North America	$859.5	$7.9	$35.3	$902.7	$627.5	$281.3	$908.8	(0.7)%
Europe	116.9	5.9	2.7	125.5	134.4	—	134.4	(6.7)%
Emerging Markets	84.7	2.9	3.8	91.4	128.4	—	128.4	(28.9)%
EES	$1,061.1	$16.7	$41.8	$1,119.6	$890.3	$281.3	$1,171.6	(4.4)%

Utility Power Solutions (UPS)
North America	$717.0	$7.0	$0.8	$724.8	$35.5	$728.1	$763.6	(5.1)%
UPS	$717.0	$7.0	$0.8	$724.8	$35.5	$728.1	$763.6	(5.1)%

Total	$3,771.9	$48.2	$42.6	$3,862.7	$2,865.5	$1,009.4	$3,874.9	(0.3)%

Geographic Sales
North America	$3,163.2	$25.9	$36.1	$3,225.2	$2,191.5	$1,009.4	$3,200.9	0.8%
Europe	284.1	9.4	2.7	296.2	302.4	—	302.4	(2.1)%
Emerging Markets	324.6	12.9	3.8	341.3	371.6	—	371.6	(8.2)%
Total	$3,771.9	$48.2	$42.6	$3,862.7	$2,865.5	$1,009.4	$3,874.9	(0.3)%
* Revised due to change in composition of our reportable segments.
NSS – Sales of $1,993.8 million increased 2.8% from $1,939.7 million in the prior year period. NSS organic sales increased 4.1%, adjusting for the unfavorable impact from foreign exchange, driven by growth across all of our geographies, despite the weakness in CALA, due to continued strength with global accounts, including with technology customers, retailers, financial institutions and service providers. NSS security sales in the six months ended July 1, 2016 of $792.9 million, which represents 39.8% of total segment sales, increased 1.5% from the prior year period. Adjusted for the $12.7 million negative currency impact, organic security sales growth was 3.1% compared to the six months ended July 3, 2015.
EES – Sales of $1,061.1 million increased 19.2% from $890.3 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts from copper and foreign exchange. EES organic sales decreased by 4.4%, with declines across all of our geographies, reflecting weakness with industrial customers and relatively flat performance with OEM customers along with the weakness in Latin America.
UPS – Sales were $717.0 million in the six months ended July 1, 2016, a decrease of 5.1% on an organic basis.
Gross Margin
Gross margin of 20.1% in the second quarter of 2016 compares to 22.2% in the second quarter of 2015. Gross margin of 20.3% in the six months ended July 1, 2016 compares to 22.3% in the six months ended July 3, 2015. The decrease is primarily due to the lower margin sales to utility customers attributed to the Power Solutions acquisition.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $336.7 million and $264.4 million in the second quarter of 2016 and 2015, respectively. The second quarter of 2016 includes $9.5 million of intangible asset amortization expense, $9.6 million related to the UK pension settlement, $5.6 million of restructuring costs, $7.6 million of Latin America bad debt provision and $1.4 million of acquisition and integration costs. The second quarter of 2015 includes $5.3 million of restructuring costs, $5.2 million of intangible asset amortization expense, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to the pension obligations in the UK. Excluding these items, adjusted operating expenses of $303.0 million, or 15.5% of sales, compares to prior year adjusted operating expense of $245.1 million, or 16.6% of sales. Further adjusting operating expenses for a favorable $3.8 million impact of foreign currency in the second quarter of 2016, and including $61.4 million of pro forma Power Solutions expenses in the prior year quarter, adjusted operating expenses would have increased by 0.1%.
Operating expenses were $647.2 million and $514.4 million in the six months ended 2016 and 2015, respectively. The six months ended 2016 includes $19.2 million of intangible asset amortization expense, $9.6 million related to the UK pension pension settlement, $5.6 million of restructuring costs, $7.6 million of Latin America bad debt provision and $3.6 million of acquisition and integration costs. The six months ended 2015 includes $5.3 million of restructuring costs, $10.3 million of intangible asset amortization expense, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to the pension obligations in the UK. Excluding these items, adjusted operating expenses of $601.6 million, or 15.9% of sales, compares to prior year adjusted operating expense of $490.0 million, or 17.1% of sales. Further adjusting operating expenses for a favorable $9.0 million impact of foreign currency in the six months ended 2016, and including $122.0 million of pro forma Power Solutions expenses in the prior year, adjusted operating expenses would have decreased by 0.2%.

ANIXTER INTERNATIONAL INC.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$64.9	$23.9	$12.0	$(44.1)	$56.7
Operating income, 2015 (As revised*)	66.6	33.6	2.4	(38.1)	64.5
$ Change	$(1.7)	$(9.7)	$9.6	$(6.0)	$(7.8)
% Change	(2.6)%	(29.0)%	nm	(15.6)%	(12.0)%

Items impacting operating income in 2016	$9.4	$7.1	$6.1	$11.1	$33.7
Adjusted operating income, 2016 (Non-GAAP)	$74.3	$31.0	$18.1	$(33.0)	$90.4

Items impacting operating income in 2015	$8.1	$3.3	$—	$7.9	$19.3
Adjusted operating income, 2015 (Non-GAAP)	$74.7	$36.9	$2.4	$(30.2)	$83.8

Adjusted % Change (Non-GAAP)	(0.5)%	(16.0)%	nm	(9.3)%	7.9%

Impact of Acquisition of Power Solutions	$—	$4.3	$14.5	$(3.4)	$15.4
Operating income, 2015 (Pro Forma)	$66.6	$37.9	$16.9	$(41.5)	$79.9

Adjusted % Change (Pro Forma)	(2.6)%	(37.0)%	(28.7)%	(6.1)%	(29.0)%
Plus the % impact of:
Foreign exchange	0.9%	—%	1.2%	(2.6)%	(0.4)%
Copper pricing	—%	12.1%	—%	—%	5.8%
Organic (Non-GAAP)	(1.7)%	(24.9)%	(27.5)%	(8.7)%	(23.6)%
* Revised due to change in composition of our reportable segments.
** nm – percentages are not meaningful

NSS – Operating income was $64.9 million, or 6.2% of sales in the second quarter of 2016, compared to $66.6 million, or 6.6% of sales in the second quarter of 2015. The decrease in operating income was primarily due to the unfavorable impact of foreign exchange, partially offset by an increase in net sales. NSS delivered adjusted operating income of $74.3 million in the second quarter of 2016, resulting in adjusted operating margin of 7.1%. NSS delivered adjusted operating income of $74.7 million in the second quarter of 2015, resulting in adjusted operating margin of 7.4%.

EES – Operating income was $23.9 million, or 4.3% of sales in the second quarter of 2016, compared to $33.6 million, or 7.5% of sales in the second quarter of 2015. The decrease in operating income is primarily attributable to an unfavorable change in product mix, including net sales to industrial customers, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. EES delivered adjusted operating income of $31.0 million in the second quarter of 2016, resulting in adjusted operating margin of 5.6%. EES delivered adjusted operating income of $36.9 million in the second quarter of 2015, resulting in adjusted operating margin of 8.2%.

UPS – Operating income was $12.0 million, or 3.4% of sales with adjusted operating income of $18.1 million in the second quarter of 2016.

ANIXTER INTERNATIONAL INC.

	Six Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$123.7	$46.4	$26.3	$(79.4)	$117.0
Operating income, 2015 (As revised*)	122.3	69.4	4.4	(72.3)	123.8
$ Change	$1.4	$(23.0)	$21.9	$(7.1)	$(6.8)
% Change	1.2%	(33.1)%	nm	(9.9)%	(5.5)%

Items impacting operating income in 2016	$13.0	$9.3	$10.3	$13.0	$45.6
Adjusted operating income, 2016 (Non-GAAP)	$136.7	$55.7	$36.6	$(66.4)	$162.6

Items impacting operating income in 2015	$11.8	$4.7	$—	$7.9	$24.4
Adjusted operating income, 2015 (Non-GAAP)	$134.1	$74.1	$4.4	$(64.4)	$148.2

Adjusted % Change (Non-GAAP)	1.9%	(24.8)%	nm	3.1%	9.7%

Impact of Acquisition of Power Solutions	$—	$5.9	$28.8	$(6.8)	$27.9
Operating income, 2015 (Pro Forma)	$122.3	$75.3	$33.2	$(79.1)	$151.7

Adjusted % Change (Pro Forma)	1.2%	(38.5)%	(20.5)%	(0.4)%	(22.9)%
Plus the % impact of:
Foreign exchange	1.5%	0.5%	1.8%	(2.0)%	0.8%
Copper pricing	—%	11.8%	0.3%	—%	5.9%
Organic (Non-GAAP)	2.7%	(26.2)%	(18.4)%	(2.4)%	(16.2)%
* Revised due to change in composition of our reportable segments.
** nm – percentages are not meaningful

NSS – Operating income was $123.7 million, or 6.2% of sales in the six months ended July 1, 2016, compared to $122.3 million, or 6.3% of sales in the six months ended July 3, 2015. The decrease in operating income was primarily due to the unfavorable impact of foreign exchange, partially offset by an increase in net sales. NSS delivered adjusted operating income of $136.7 million in the six months ended July 1, 2016, resulting in adjusted operating margin of 6.9%. NSS delivered adjusted operating income of $134.1 million in the six months ended July 3, 2015, resulting in adjusted operating margin of 6.9%.

EES – Operating income was $46.4 million, or 4.4% of sales in the six months ended July 1, 2016, compared to $69.4 million, or 7.8% of sales in the six months ended July 3, 2015. The decrease in operating income is primarily attributable to an unfavorable change in product mix, including nets sales to industrial customers, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. EES delivered adjusted operating income of $55.7 million in the six months ended July 1, 2016, resulting in adjusted operating margin of 5.2%. EES delivered adjusted operating income of $74.1 million in the six months ended July 3, 2015, resulting in adjusted operating margin of 8.3%.

UPS – Operating income was $26.3 million, or 3.7% of sales with adjusted operating income of $36.6 million in the six months ended July 1, 2016.
Interest Expense and Other
Interest expense was $19.8 million and $12.7 million in the second quarter of 2016 and 2015, respectively. Interest expense was $39.9 million and $26.9 million in the six months ended July 1, 2016 and July 3, 2015, respectively. The increase in interest expense in 2016 results from the issuance of incremental debt used to finance the Power Solutions acquisition, partially offset by the repayment of the 5.95% Senior notes due 2015 in the first quarter of 2015.

ANIXTER INTERNATIONAL INC.

Foreign exchange and other expense of $0.8 million in the second quarter of 2016 compares to $3.5 million in the second quarter of 2015. Foreign exchange and other expense of $3.6 million in the six months ended July 1, 2016 compares to $7.5 million in the six months ended July 3, 2015. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first half of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the first half of 2015. During the first six months of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 625.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements.
We recorded additional foreign exchange losses of $1.4 million and $2.4 million in the second quarter of 2016 and 2015, respectively. We recorded additional foreign exchange losses of $4.5 million and $6.0 million in the six months ended July 1, 2016 and July 3, 2015, respectively. The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded $0.6 million of gains and $0.6 million of losses on the cash surrender value of life insurance policies in the second quarter of 2016 and 2015, respectively. We recorded $1.2 million of gains on the cash surrender value of life insurance policies in the six months ended July 1, 2016. Losses on the cash surrender value of life insurance policies in the six months ended July 3, 2015 were insignificant.
Income Taxes
Our effective tax rate from continuing operations for the second quarter of 2016 was 42.4% compared to 38.8% in the prior year period. Our effective tax rate from continuing operations for the six months ended July 1, 2016 was 40.1% compared to 37.3% in the prior year period. The increase was due to the change in the country mix of earnings since many of the current year operating expense charges of $33.7 million in the three months ended July 1, 2016 and $45.6 million in the six months ended July 1, 2016 were incurred in countries with low income tax rates or have valuation allowances recorded against deferred tax assets.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our six months ended July 3, 2015 results included, as a component of discontinued operations, $10.3 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

ANIXTER INTERNATIONAL INC.

Q2 EBITDA by Segment:
	Three Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$64.9	$23.9	$12.0	$(80.0)	$20.8
Interest expense	—	—	—	19.8	19.8
Income taxes	—	—	—	15.3	15.3
Depreciation	0.8	1.0	0.7	4.5	7.0
Amortization of intangible assets	3.6	2.0	3.9	—	9.5
EBITDA	$69.3	$26.9	$16.6	$(40.4)	$72.4

Total of items impacting operating income	$5.8	$5.1	$2.2	$11.1	$24.2
Foreign exchange and other non-operating expense	—	—	—	0.8	0.8
Stock-based compensation	0.6	0.3	0.5	3.0	4.4
Adjusted EBITDA	$75.7	$32.3	$19.3	$(25.5)	$101.8

	Three Months Ended July 3, 2015*
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$66.6	$33.6	$2.4	$(73.1)	$29.5
Interest expense	—	—	—	12.7	12.7
Income taxes	—	—	—	18.8	18.8
Depreciation	0.9	0.3	—	4.1	5.3
Amortization of intangible assets	3.7	1.5	—	—	5.2
EBITDA	$71.2	$35.4	$2.4	$(37.5)	$71.5

Total of items impacting operating income	$4.4	$1.8	$—	$7.9	$14.1
Foreign exchange and other non-operating expense	—	—	—	3.5	3.5
Stock-based compensation	0.6	0.4	—	2.6	3.6
Adjusted EBITDA	$76.2	$37.6	$2.4	$(23.5)	$92.7
* Revised due to change in composition of our reportable segments.

NSS – NSS Adjusted EBITDA of $75.7 million in the second quarter of 2016 compares to $76.2 million in the second quarter of 2015. The corresponding Adjusted EBITDA margin of 7.2% compares to 7.5% in the prior year quarter. The decline in margin reflects product and customer mix.

EES – EES Adjusted EBITDA of $32.3 million in the second quarter of 2016 compares to $37.6 million in the second quarter of 2015. The corresponding Adjusted EBITDA margin of 5.8% compares to 8.3% in the prior year quarter. Approximately two-thirds of the decline in Adjusted EBITDA margin was caused by lower copper pricing and weakness in the industrial sector, with the balance due to the acquisition of the low voltage Power Solutions business.

UPS – UPS Adjusted EBITDA in the second quarter of 2016 was $19.3 million, or 5.4% of sales.

ANIXTER INTERNATIONAL INC.

Q2 YTD EBITDA by Segment (As revised*):
	Six Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$123.7	$46.4	$26.3	$(152.4)	$44.0
Interest expense	—	—	—	39.9	39.9
Income taxes	—	—	—	29.5	29.5
Depreciation	1.7	1.5	2.1	8.7	14.0
Amortization of intangible assets	7.2	4.2	7.8	—	19.2
EBITDA	$132.6	$52.1	$36.2	$(74.3)	$146.6

Total of items impacting operating income	$5.8	$5.1	$2.5	$13.0	$26.4
Foreign exchange and other non-operating expense	—	—	—	3.6	3.6
Stock-based compensation	1.1	0.5	0.7	6.2	8.5
Adjusted EBITDA	$139.5	$57.7	$39.4	$(51.5)	$185.1

	Six Months Ended July 3, 2015*
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$122.3	$69.4	$4.4	$(140.1)	$56.0
Interest expense	—	—	—	26.9	26.9
Income taxes	—	—	—	33.4	33.4
Depreciation	1.8	0.5	—	8.1	10.4
Amortization of intangible assets	7.4	2.9	—	—	10.3
EBITDA	$131.5	$72.8	$4.4	$(71.7)	$137.0

Total of items impacting operating income	$4.4	$1.8	$—	$7.9	$14.1
Foreign exchange and other non-operating expense	—	—	—	7.5	7.5
Stock-based compensation	1.0	0.7	—	5.2	6.9
Adjusted EBITDA	$136.9	$75.3	$4.4	$(51.1)	$165.5
* Revised due to change in composition of our reportable segments.

NSS – NSS Adjusted EBITDA of $139.5 million in the six months ended July 1, 2016 compares to $136.9 million in the six months ended July 3, 2015. The corresponding Adjusted EBITDA margin of 7.0% compares to 7.1% in the prior year. The increase in Adjusted EBITDA is due to product and customer mix.

EES – EES Adjusted EBITDA of $57.7 million in the six months ended July 1, 2016 compares to $75.3 million in the six months ended July 3, 2015. The corresponding adjusted EBITDA margin of 5.4% compares to 8.4% in the prior year. The unfavorable impacts of lower copper prices combined with the overall weaker industrial environment resulted in the decline of Adjusted EBITDA margin.

UPS – UPS Adjusted EBITDA in the six months ended July 1, 2016 was $39.4 million, or 5.5% of sales.

The following table represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2015. There was no material activity related to discontinued operations reflected in our Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2016.

Six Months Ended
(In millions)	July 3, 2015
Depreciation	$1.5
Amortization	$0.4
Stock-based compensation	$0.5
Capital expenditures	$1.9

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
Net cash provided by operations was $149.4 million in the six months ended July 1, 2016 versus $39.3 million in the prior year period. The increase reflects an improvement in working capital efficiencies.
Net cash used in investing activities was $21.1 million in the six months ended July 1, 2016, primarily related to capital expenditures. This compares to net cash provided by investing activities of $338.1 million in the six months ended July 3, 2015, which included $358.0 million of initial cash proceeds from the sale of the Fasteners business and a receipt of payment of $2.2 million related to the 2014 Tri-Ed acquisition, partially offset by $22.1 million for capital expenditures. Capital expenditures are expected to be approximately $40 - $45 million in 2016 as we continue to invest in warehouse equipment, information system upgrades and integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $143.5 million in the six months ended July 1, 2016 compared to $268.0 million in the six months ended July 3, 2015. During the six months ended July 1, 2016, we had net repayments from our revolving lines of credit of $120.0 million and a repayment of our Canadian term loan of $23.1 million. During the six months ended July 3, 2015, we repaid our Senior notes due 2015 at a maturity value of $200.0 million and net repayments from our revolving lines of credit of $65.0 million.
Liquidity and Capital Resources
At July 1, 2016, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At July 1, 2016, there was $270.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
The first half of 2016 reflected a challenging global economic environment, which began to stabilize as the quarter progressed. We continue to have a strong focus on improving our margin, cost structure and working capital efficiency. Our capital allocation priorities include achieving our debt-to-capital target range of 45 - 50% by the second half of 2017, funded out of the strong free cash flow we expect to generate from our repositioned platform as evidenced by this debt-to-capital ratio decreasing from 58.2% at January 1, 2016 to 54.8% at July 1, 2016.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of July 1, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 1, 2016. There was no change in our internal control over financial reporting that occurred during the three months ended July 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended July 1, 2016 and July 3, 2015, (ii) the Condensed Consolidated Balance Sheets at July 1, 2016 and January 1, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2016 and July 3, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended July 1, 2016.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 26, 2016	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

July 26, 2016	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer