Form 10-Q
period 2016-09-30
ANIXTER INTERNATIONAL INC
filed 2016-10-25
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 19, 2016, 33,056,086 shares of the registrant’s Common Stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
(In millions, except per share amounts)
Net sales	$1,956.3	$1,489.2	$5,728.2	$4,354.7
Cost of goods sold	1,559.6	1,158.3	4,567.3	3,385.6
Gross profit	396.7	330.9	1,160.9	969.1
Operating expenses	309.4	252.7	956.6	767.1
Operating income	87.3	78.2	204.3	202.0
Other expense:
Interest expense	(19.8)	(15.8)	(59.7)	(42.7)
Other, net	(2.1)	(5.5)	(5.7)	(13.0)
Income from continuing operations before income taxes	65.4	56.9	138.9	146.3
Income tax expense from continuing operations	25.1	21.5	54.6	54.9
Net income from continuing operations	40.3	35.4	84.3	91.4
Income (loss) from discontinued operations before income taxes	0.2	(3.1)	(1.0)	54.6
Income tax expense (benefit) from discontinued operations	0.1	(0.2)	(0.4)	23.0
Net income (loss) from discontinued operations	0.1	(2.9)	(0.6)	31.6
Net income	$40.4	$32.5	$83.7	$123.0
Income (loss) per share:
Basic:
Continuing operations	$1.21	$1.06	$2.53	$2.75
Discontinued operations	—	(0.09)	(0.02)	0.95
Net income	$1.21	$0.97	$2.51	$3.70
Diluted:
Continuing operations	$1.20	$1.06	$2.52	$2.73
Discontinued operations	0.01	(0.09)	(0.02)	0.95
Net income	$1.21	$0.97	$2.50	$3.68
Basic weighted-average common shares outstanding	33.4	33.3	33.4	33.2
Effect of dilutive securities:
Stock options and units	0.2	0.1	0.1	0.2
Diluted weighted-average common shares outstanding	33.6	33.4	33.5	33.4

Net income	$40.4	$32.5	$83.7	$123.0
Other comprehensive (loss) income:
Foreign currency translation	$(9.3)	$(35.2)	$3.9	$(73.8)
Changes in unrealized pension cost, net of tax	0.9	0.7	8.8	5.8
Change in fair market value of derivatives, net of tax	—	—	—	(0.1)
Other comprehensive (loss) income	(8.4)	(34.5)	12.7	(68.1)
Comprehensive income (loss)	$32.0	$(2.0)	$96.4	$54.9

See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	January 1, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$125.1	$151.3
Accounts receivable, net	1,393.5	1,326.4
Inventories	1,184.4	1,182.6
Other current assets	48.8	67.5
Total current assets	2,751.8	2,727.8
Property and equipment, at cost	342.0	346.4
Accumulated depreciation	(201.2)	(214.6)
Property and equipment, net	140.8	131.8
Goodwill	769.6	756.5
Intangible assets, net	426.4	453.8
Other assets	73.2	72.1
Total assets	$4,161.8	$4,142.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044.6	$905.6
Accrued expenses	253.7	250.6
Total current liabilities	1,298.3	1,156.2
Long-term debt	1,428.5	1,642.9
Other liabilities	151.1	163.5
Total liabilities	2,877.9	2,962.6
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,387,020 and 33,278,130 shares issued and outstanding at September 30, 2016 and January 1, 2016, respectively	33.4	33.3
Capital surplus	257.2	249.2
Retained earnings	1,211.1	1,127.4
Accumulated other comprehensive loss:
Foreign currency translation	(138.1)	(142.0)
Unrecognized pension liability, net	(79.7)	(88.5)
Total accumulated other comprehensive loss	(217.8)	(230.5)
Total stockholders’ equity	1,283.9	1,179.4
Total liabilities and stockholders’ equity	$4,161.8	$4,142.0
See accompanying notes to the condensed consolidated financial statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	October 2, 2015
(In millions)
Operating activities:
Net income	$83.7	$123.0
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense of $9.8 in 2015	—	(47.1)
Depreciation	21.1	17.1
Amortization of intangible assets	28.6	15.8
Stock-based compensation	12.4	10.8
Deferred income taxes	3.0	4.3
Accretion of debt discount	1.6	1.2
Amortization of deferred financing costs	1.8	1.1
Pension plan contributions	(16.8)	(23.3)
Pension plan expenses	18.1	8.6
Excess income tax benefit from employee stock plans	(0.2)	(0.5)
Changes in current assets and liabilities, net	93.4	(20.5)
Other, net	(8.3)	3.2
Net cash provided by operating activities	238.4	93.7
Investing activities:
Capital expenditures, net	(24.9)	(29.2)
Proceeds from sale of business	—	381.0
Other, net	(4.7)	2.2
Net cash (used in) provided by investing activities	(29.6)	354.0
Financing activities:
Proceeds from borrowings	710.2	643.6
Repayments of borrowings	(879.2)	(707.5)
Proceeds from issuance of Notes due 2023	—	345.6
Repayments of Canadian term loan	(58.5)	—
Retirement of Notes due 2015	—	(200.0)
Repayment of term loan	—	(3.8)
Proceeds from stock options exercised	0.2	—
Excess income tax benefit from employee stock plans	0.2	0.5
Other, net	(0.6)	(1.0)
Net cash (used in) provided by financing activities	(227.7)	77.4
(Decrease) increase in cash and cash equivalents	(18.9)	525.1
Effect of exchange rate changes on cash balances	(7.3)	(2.2)
Cash and cash equivalents at beginning of period	151.3	92.0
Cash and cash equivalents at end of period	$125.1	$614.9
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The third quarter of fiscal year 2016 ended on September 30, 2016 and the third quarter of fiscal year 2015 ended on October 2, 2015.
Recently issued and adopted accounting pronouncements: In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides specific guidance on cash flow classification issues that are not currently addressed by GAAP and thereby reduces the current diversity in practice. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-15 as of September 30, 2016 on a retrospective basis for all cash flow statement periods presented. The adoption of this standard had no impact on the Company's previously reported cash flows.
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
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Other, net:
Foreign exchange	$(3.5)	$(4.5)	$(8.0)	$(10.5)
Foreign exchange devaluations	—	—	—	(0.7)
Cash surrender value of life insurance policies	0.5	(0.5)	1.7	(0.5)
Other	0.9	(0.5)	0.6	(1.3)
Total other, net	$(2.1)	$(5.5)	$(5.7)	$(13.0)
In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first nine months of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one US dollar ("USD") to approximately 200.0 bolivars to one USD. As a result of this devaluation, we recorded a foreign exchange loss of $0.7 million in the nine months ended October 2, 2015. During the first nine months of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 655.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements as we have significantly less exposure in Venezuela in 2016.

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
We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 30, 2016 and January 1, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income (Loss) offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 30, 2016 and January 1, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $122.1 million and $196.1 million, respectively. At September 30, 2016 and January 1, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $99.5 million and $132.8 million, respectively. While all of our foreign currency forward contracts are subject to master netting arrangements with our counterparties, we present our assets and liabilities related to derivative instruments on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of our derivative assets and liabilities are immaterial.
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

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. There was no allocated interest cost in 2016 or the three months ended October 2, 2015. The allocated interest cost was $1.1 million in the nine months ended October 2, 2015. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the period.

The following represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales	$—	$7.6	$1.8	$405.4
Operating income	$—	$(1.6)	$(0.1)	$15.5
Income (loss) from discontinued operations before income taxes	$0.2	$(3.1)	$(1.0)	$54.6
Income tax expense (benefit) from discontinued operations	$0.1	$(0.2)	$(0.4)	$23.0
Net income (loss) from discontinued operations	$0.1	$(2.9)	$(0.6)	$31.6

As reflected on our Condensed Consolidated Balance Sheets as of September 30, 2016 and January 1, 2016, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	September 30, 2016	January 1, 2016
Assets of discontinued operations:
Accounts receivable	$0.4	$2.6
Inventories	0.1	1.2
Total assets of discontinued operations	$0.5	$3.8

Liabilities of discontinued operations:
Accounts payable	$0.9	$1.3
Accrued expenses	4.0	4.0
Other liabilities	—	1.7
Total liabilities of discontinued operations	$4.9	$7.0

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
The following table sets forth the purchase price allocation, as of the acquisition date, for Power Solutions. The purchase price allocation, including the valuation of the acquired leases, intangible assets and related deferred tax liabilities was completed in the third quarter of 2016.

(In millions)
Cash	$11.7
Current assets, net	560.1
Property and equipment, net	30.6
Goodwill	195.0
Intangible assets	280.9
Non-current assets	5.4
Current liabilities	(234.1)
Non-current liabilities	(8.5)
Total purchase price	$841.1
Power Solutions goodwill of $35.4 million and $159.6 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Power Solutions products with our existing product offerings. Other than $81.1 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	14-18	$278.5
Non-compete agreements	1	2.4
Total intangible assets		$280.9
For the three months ended September 30, 2016, the Power Solutions acquisition added $497.0 million of revenue and $15.7 million in operating income to our consolidated results. For the nine months ended September 30, 2016, the Power Solutions acquisition added $1,501.9 million of revenue and $43.3 million in operating income to our consolidated results. Since the date of acquisition, the Power Solutions results are reflected in our Condensed Consolidated Financial Statements.

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

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	October 2, 2015	October 2, 2015
Net sales	$2,022.7	$5,897.6
Net income from continuing operations	$37.5	$101.6
Income per share from continuing operations:
Basic	$1.13	$3.06
Diluted	$1.12	$3.04

NOTE 4.  RESTRUCTURING CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with our restructuring activities:

	Restructuring Activity
	Q2 2016 Plan		Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 1, 2016	$—	$—	$3.0	$0.2	$1.0	$0.4	$4.0	$0.6
Charges	4.3	1.5	(0.4)	—	—	—	3.9	1.5
Payments and other	(1.2)	(0.2)	(1.3)	(0.2)	(0.6)	(0.1)	(3.1)	(0.5)
Balance at September 30, 2016	$3.1	$1.3	$1.3	$—	$0.4	$0.3	$4.8	$1.6

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2016 Restructuring Plan
In the second quarter of 2016, we recorded a pre-tax charge of $2.1 million, $1.4 million, and $2.2 million in our NSS, EES, and UPS segments, respectively, and an additional $0.1 million at our corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 150 positions. The $5.8 million charge primarily reflects actions we are taking to improve efficiencies in our Canada and Latin America regions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) in the second quarter of 2016. The majority of the remaining charge included in accrued expenses of $4.4 million as of September 30, 2016 is expected to be paid by the second quarter of 2017.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, we recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in our NSS, EES, and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions we are taking to improve efficiencies in conjunction with the acquisition of Power Solutions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $1.3 million as of September 30, 2016 is expected to be paid by the second quarter of 2017.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q2 2015 Restructuring Plan
In the second quarter of 2015, we recorded a pre-tax charge of $3.0 million and $2.2 million in our NSS and EES segments, respectively, and an additional $0.1 million at our corporate headquarters for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we took to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. In the fourth quarter of 2015, we reduced the charge by $0.5 million, primarily in our EES segment, due to a reduction in estimated future obligations under the plan. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.4 million as of September 30, 2016 is expected to be paid by the fourth quarter of 2016.
Q4 2012 Restructuring Plan
In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a pre-tax charge of $4.1 million and $2.8 million in our NSS and EES segments, respectively. The $6.9 million restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. This charge was included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2012. At September 30, 2016, the majority of the remaining charge included in accrued expenses of $0.3 million is expected to be paid by the fourth quarter of 2016.

NOTE 5. DEBT
Debt is summarized below:

(In millions)	September 30, 2016	January 1, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.2	$345.8
5.125% Senior notes due 2021	395.5	394.9
5.625% Senior notes due 2019	347.4	346.8
Canadian term loan	123.8	172.9
Revolving lines of credit	221.0	390.1
Other	2.1	2.6
Unamortized debt issuance costs	(7.5)	(10.2)
Total long-term debt	$1,428.5	$1,642.9

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

At September 30, 2016, our total carrying value and estimated fair value of debt outstanding was $1,428.5 million and $1,496.4 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 1, 2016 of $1,642.9 million and $1,669.5 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under our revolving lines of credit and partial repayment of our Canadian term loan.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6.  LEGAL CONTINGENCIES
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of September 30, 2016, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 7.  INCOME TAXES
Our effective tax rate from continuing operations for the third quarter of 2016 was 38.4%, which included a $2.1 million net tax benefit related to prior year tax positions, compared to 37.8% in the prior year quarter. Our effective tax rate from continuing operations for the nine months ended September 30, 2016 was 39.3% compared to 37.5% in the prior year period. Year over year, the increase was attributable to a change in the country mix of earnings, offset by a $2.1 million net tax benefit from prior year tax positions.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of our Board of Directors’ approval of the disposition of the Fasteners business during February 2015, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intended to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our nine months ended October 2, 2015 results included, as a component of discontinued operations, $10.3 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

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
In the fourth quarter of 2015, we commenced settlement of the liabilities of one of our Europe pension plans. At that time, we entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, we terminated the buy-in policy and entered into an agreement for issuance of a buy-out policy and settled the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the settlement and are reflected in our Condensed Consolidated Statement of Comprehensive Income (Loss).

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$1.5	$1.1	$1.4	$1.7	$2.9	$2.8
Interest cost	3.5	2.4	1.8	2.3	5.3	4.7
Expected return on plan assets	(4.4)	(3.1)	(2.2)	(2.6)	(6.6)	(5.7)
Net amortization (a)	0.7	0.2	0.6	0.7	1.3	0.9
Net periodic pension cost	$1.3	$0.6	$1.6	$2.1	$2.9	$2.7
(a) Reclassified into operating expenses from AOCI.

	Nine Months Ended
	Domestic		Foreign		Total
(In millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$3.9	$4.1	$4.4	$5.0	$8.3	$9.1
Interest cost	9.2	9.1	6.2	6.9	15.4	16.0
Expected return on plan assets	(11.5)	(11.9)	(7.3)	(7.9)	(18.8)	(19.8)
Net amortization (a)	1.7	1.1	1.9	2.2	3.6	3.3
Settlement charge	—	—	9.6	—	9.6	—
Net periodic pension cost	$3.3	$2.4	$14.8	$6.2	$18.1	$8.6
(a) Reclassified into operating expenses from AOCI.

NOTE 9.  STOCKHOLDERS' EQUITY
At the end of the third quarter of 2016, there were 1.2 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, we pay non-employee directors annual retainer fees, a portion of which are in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
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
During the three months ended September 30, 2016, we did not grant stock units or performance units to employees. During the nine months ended September 30, 2016, we granted 405,628 stock units to employees with a weighted-average grant-date fair value of $17.8 million. During the nine months ended September 30, 2016, we granted 85,839 performance units to employees with a weighted-average grant-date fair value of $1.8 million. During the three months ended September 30, 2016, we did not grant stock units to our directors. During the nine months ended September 30, 2016, we granted directors 23,167 stock units, with a weighted-average grant-date fair value of $1.2 million. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2016 and 2015, the antidilutive stock options and units were immaterial.

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
Segment Financial Information
Segment information for the three and nine months ended September 30, 2016 and October 2, 2015 are as follows:

(In millions)
Third Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,049.9	$535.1	$371.3	$—	$1,956.3
Operating income	74.9	28.7	15.8	(32.1)	87.3

Third Quarter of 2015 (As revised)	NSS	EES	UPS	Corporate	Total
Net Sales	$1,046.9	$423.6	$18.7	$—	$1,489.2
Operating income	74.1	32.5	2.7	(31.1)	78.2

Nine Months of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$3,043.7	$1,596.2	$1,088.3	$—	$5,728.2
Operating income	198.6	75.1	42.1	(111.5)	204.3

Nine Months of 2015 (As revised)	NSS	EES	UPS	Corporate	Total
Net Sales	$2,986.6	$1,313.9	$54.2	$—	$4,354.7
Operating income	196.4	101.9	7.1	(103.4)	202.0

Net sales and operating income in our UPS segment for the nine months ended October 2, 2015 were previously reported in our EES segment.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units during the nine months ended September 30, 2016:

(In millions)	NSS	EES	UPS	Total
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5
Acquisition related (a)	(0.5)	0.7	4.3	4.5
Reassignment of goodwill	11.2	(31.8)	20.6	—
Foreign currency translation	2.5	0.5	5.6	8.6
Balance as of September 30, 2016	$406.5	$181.3	$181.8	$769.6

(a)
In the first, second and third quarters of 2016, we recorded an immaterial increase in goodwill primarily related to determining the fair value of inventory and fixed assets relating to the Power Solutions acquisition.

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
As a result of the reclassification of net sales of various product categories between our segments during the first half of 2016, we reassigned the carrying amount of goodwill based on the relative fair value of our reporting units. We then performed the quantitative two-step impairment test of goodwill for all reporting units before and after the change in composition of our segments utilizing a combination of the income and market approaches, both of which are broadly defined below. We concluded that no impairment of goodwill existed and the carrying amount of goodwill to be fully recoverable.
In connection with our annual assessment of goodwill at the beginning of the third quarter of 2016, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches, both of which are broadly defined below. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.
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
Although all of our reporting units have fair values that currently exceed the underlying carrying values, the margin of fair value over carrying value of our NSS and UPS reporting units were greater than 10%, while the fair value of our EES reporting unit was approximately 1% greater than its carrying value due to the combined effects of the weaker industrial economy and lower commodity prices on a year over year basis. As a result, this unit is more susceptible to impairment risk from further adverse macroeconomic conditions. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the EES reporting unit.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2016	January 1, 2016
Assets:
Current assets	$2,751.0	$2,727.2
Property, equipment and capital leases, net	149.2	141.1
Goodwill	769.7	756.5
Intangible assets, net	426.3	453.8
Other assets	73.2	72.1
	$4,169.4	$4,150.7
Liabilities and Stockholder’s Equity:
Current liabilities	$1,299.1	$1,156.8
Long-term debt	1,440.2	1,655.6
Other liabilities	149.1	161.1
Stockholder’s equity	1,281.0	1,177.2
	$4,169.4	$4,150.7
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales	$1,956.3	$1,489.2	$5,728.2	$4,354.7
Operating income	$88.9	$79.7	$209.0	$206.4
Income from continuing operations before income taxes	$66.6	$58.2	$142.7	$149.9
Net income (loss) from discontinued operations	$0.1	$(2.9)	$(0.6)	$31.6
Net income	$41.2	$33.1	$86.0	$125.3
Comprehensive income (loss)	$32.8	$(1.4)	$98.7	$57.2

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2016 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended January 1, 2016.
Third Quarter and Year-to-Date 2016 and 2015 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales	$1,956.3	$1,489.2	$5,728.2	$4,354.7
Gross profit	396.7	330.9	1,160.9	969.1
Operating expenses	309.4	252.7	956.6	767.1
Operating income	87.3	78.2	204.3	202.0
Other expense:
Interest expense	(19.8)	(15.8)	(59.7)	(42.7)
Other, net	(2.1)	(5.5)	(5.7)	(13.0)
Income from continuing operations before income taxes	65.4	56.9	138.9	146.3
Income tax expense from continuing operations	25.1	21.5	54.6	54.9
Net income from continuing operations	40.3	35.4	84.3	91.4
Net income (loss) from discontinued operations	0.1	(2.9)	(0.6)	31.6
Net income	$40.4	$32.5	$83.7	$123.0
Diluted income (loss) per share:
Continuing operations	$1.20	$1.06	$2.52	$2.73
Discontinued operations	0.01	(0.09)	(0.02)	0.95
Net income	$1.21	$0.97	$2.50	$3.68
Executive Overview
Third Quarter Highlights
Reflecting the continued underlying strength in our network infrastructure business, we delivered sales growth of 0.3% and organic sales growth of 0.7% in our Network and Security Solutions ("NSS") segment, driven by sales growth in our North America geography. In our Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments, the combined effects of the weaker industrial economy and lower commodity prices on a year-over-year basis continue to be headwinds.

Additional highlights of the quarter included:

•Record third quarter sales of $1,956.3 million, up 31.4%, driven by the Power Solutions acquisition;
•Generated $238.4 million in cash from operations in the first nine months of 2016, further improving liquidity.
Strategy Update and Business Outlook
Our NSS segment continues to experience positive momentum in all regions except Central and Latin America ("CALA"), driven by strength in projects with global customers. While our EES segment continues to experience weakness related to industrial and manufacturing end market exposure, recent daily sales trends are improving in all regions except CALA. Our UPS segment continues to experience soft trends related to its exposure to oil and gas end markets in the US and Canada, combined with the timing impact of major capital projects for investor-owned utilities. Reflecting on the diverging trends across our business and across the broad economy, we remain cautious regarding prospects for a recovery in the fourth quarter of 2016.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") above, this report includes certain financial measures computed using non-GAAP components as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations, copper prices and the number of billing days, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. We calculate the year over year organic sales growth and operating expenses impact relating to the Power Solutions acquisition by including its 2015 comparable period results prior to the acquisition with our results (on a "pro forma" basis) as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been or will be achieved. Historically and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted operating expense, adjusted operating income, adjusted income taxes and adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business. As a result of the recent acquisitions, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts for comparison of the non-GAAP financial measures period over period.
EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expense and non-cash stock-based compensation, excluding the other items from reported financial results, as defined above. We believe that adjusted operating income, EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and business segment performance. Adjusted operating income provides an understanding of the results from the primary operations of our business by excluding the effects of certain items that do not reflect the ordinary earnings of our operations. We use adjusted operating income to evaluate our period over period operating performance because we believe this provides a more comparable measure of our continuing business excluding certain items that are not reflective of expected ongoing operations. This measure may be useful to an investor in evaluating the underlying performance of our business. EBITDA provides us with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of foreign exchange and other non-cash stock-based compensation, and certain items that do not reflect the ordinary earnings of our operations and that are also excluded for purposes of calculating adjusted net income, adjusted earnings per share and adjusted operating income. EBITDA and Adjusted EBITDA are used by our management for various purposes including as measures of performance of our operating entities and as a basis for strategic planning and forecasting. Adjusted EBITDA may be useful to an investor because this measure is widely used to evaluate a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending on the accounting methods, book value of assets, capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.
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
In the third quarter of 2016, we recorded $9.4 million of intangible asset amortization expense, $0.7 million of acquisition and integration costs, and a restructuring charge reversal of $0.2 million. In the second quarter of 2016, we recorded $9.5 million of intangible asset amortization expense, $9.6 million related to a settlement of pension obligations in the UK, $7.6 million of Latin America bad debt provision, $5.6 million of restructuring costs, and $1.4 million of acquisition and integration costs. In the first quarter of 2016, we recorded $9.7 million of intangible asset amortization expense and $2.2 million of acquisition and integration costs.
In the third quarter of 2015, we recorded $5.0 million of intangible asset amortization expense and acquisition and integration costs of $8.1 million. In the second quarter of 2015, we recorded $5.2 million of intangible asset amortization expense, $5.3 million of restructuring costs, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million, and $0.4 million related to the pension obligations in the UK. In the first quarter of 2015, we recorded $5.1 million of intangible asset amortization expense and $0.7 million of foreign exchange losses due to the devaluation of the Venezuela bolivar.
The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended September 30, 2016 and October 2, 2015.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
		(As revised*)		(As revised*)
Items impacting operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.4)	$(5.0)	$(28.6)	$(15.3)
UK pension settlement	—	—	(9.6)	(0.4)
Restructuring charge	0.2	—	(5.4)	(5.3)
Acquisition and integration costs	(0.7)	(8.1)	(4.3)	(9.1)
Write-off of capitalized software	—	—	—	(3.1)
Latin America bad debt provision	—	—	(7.6)	(2.6)
Dilapidation provision	—	—	—	(1.7)
Total of items impacting operating income	$(9.9)	$(13.1)	$(55.5)	$(37.5)
Items impacting other expenses:
Foreign exchange loss from the devaluation of foreign currencies	—	—	—	(0.7)
Total of items impacting other expenses	$—	$—	$—	$(0.7)
Total of items impacting pre-tax income	$(9.9)	$(13.1)	$(55.5)	$(38.2)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	1.8	4.9	16.6	14.3
Tax benefits related to prior year tax positions	2.1	—	2.1	—
Total of items impacting income taxes	$3.9	$4.9	$18.7	$14.3
Net income impact of these items	$(6.0)	$(8.2)	$(36.8)	$(23.9)
Diluted EPS impact of these items	$(0.18)	$(0.24)	$(1.10)	$(0.72)
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.

ANIXTER INTERNATIONAL INC.

The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Income by Segment:
	Three Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(3.3)	$(2.1)	$(4.0)	$—	$(9.4)
Restructuring charge	0.1	0.1	—	—	0.2
Acquisition and integration costs	—	—	—	(0.7)	(0.7)
Total of items impacting operating income	$(3.2)	$(2.0)	$(4.0)	$(0.7)	$(9.9)

	Three Months Ended October 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(3.7)	$(1.3)	$—	$—	$(5.0)
Acquisition and integration costs	—	—	—	(8.1)	(8.1)
Total of items impacting operating income	$(3.7)	$(1.3)	$—	$(8.1)	$(13.1)

	Nine Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(10.5)	$(6.3)	$(11.8)	$—	$(28.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.8)	(1.3)	(2.2)	(0.1)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.0)	(4.3)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating income	$(16.2)	$(11.3)	$(14.3)	$(13.7)	$(55.5)

	Nine Months Ended October 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
	Favorable / (Unfavorable)
Amortization of intangible assets	$(11.1)	$(4.2)	$—	$—	$(15.3)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(1.8)	(1.8)	—	(1.7)	(5.3)
Acquisition and integration costs	—	—	—	(9.1)	(9.1)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(2.6)	—	—	—	(2.6)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating income	$(15.5)	$(6.0)	$—	$(16.0)	$(37.5)

ANIXTER INTERNATIONAL INC.

GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
		(As revised*)		(As revised*)
Reconciliation to most directly comparable GAAP financial measure:
Net income from continuing operations – GAAP	$40.3	$35.4	$84.3	$91.4
Items impacting net income from continuing operations	6.0	8.2	36.8	23.9
Net income from continuing operations – Non-GAAP	$46.3	$43.6	$121.1	$115.3

Diluted EPS from continuing operations – GAAP	$1.20	$1.06	$2.52	$2.73
Diluted EPS impact of these items from continuing operations	0.18	0.24	1.10	0.72
Diluted EPS from continuing operations – Non-GAAP	$1.38	$1.30	$3.62	$3.45
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

	Three Months Ended		Nine Months Ended
	October 2, 2015		October 2, 2015
(In millions, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$1,489.2	$2,022.7	$4,354.7	$5,897.6
Net income from continuing operations	$35.4	$37.5	$91.4	$101.6
Income per diluted share from continuing operations	$1.06	$1.12	$2.73	$3.04
Excluding the unfavorable impact of items impacting net income from continuing operations of $8.2 million and $23.9 million in the three and nine months ended October 2, 2015, respectively, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	Three Months Ended		Nine Months Ended
	October 2, 2015		October 2, 2015
	As Adjusted	Pro Forma As Adjusted	As Adjusted	Pro Forma As Adjusted
Income per diluted share from continuing operations	$1.30	$1.56	$3.45	$4.12
For further pro forma information regarding Power Solutions, refer to Note 3. "Business Combination" in the Notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended September 30, 2016				Three Months Ended October 2, 2015
(In millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$845.3	$—	$—	$845.3	$808.5	$—	$808.5	4.5%
Europe	82.8	3.0	—	85.8	87.9	—	87.9	(2.3)%
Emerging Markets	121.8	1.4	—	123.2	150.5	—	150.5	(18.1)%
NSS	$1,049.9	$4.4	$—	$1,054.3	$1,046.9	$—	$1,046.9	0.7%

Electrical & Electronic Solutions (EES)
North America	$432.8	$(0.1)	$6.4	$439.1	$305.8	$145.1	$450.9	(2.6)%
Europe	59.3	7.2	0.7	67.2	65.3	—	65.3	2.9%
Emerging Markets	43.0	1.1	0.5	44.6	52.5	—	52.5	(14.8)%
EES	$535.1	$8.2	$7.6	$550.9	$423.6	$145.1	$568.7	(3.1)%

Utility Power Solutions (UPS)
North America	$371.3	$—	$0.1	$371.4	$18.7	$388.4	$407.1	(8.8)%
UPS	$371.3	$—	$0.1	$371.4	$18.7	$388.4	$407.1	(8.8)%

Total	$1,956.3	$12.6	$7.7	$1,976.6	$1,489.2	$533.5	$2,022.7	(2.3)%

Geographic Sales
North America	$1,649.4	$(0.1)	$6.5	$1,655.8	$1,133.0	$533.5	$1,666.5	(0.7)%
Europe	142.1	10.2	0.7	153.0	153.2	—	153.2	(0.1)%
Emerging Markets	164.8	2.5	0.5	167.8	203.0	—	203.0	(17.3)%
Total	$1,956.3	$12.6	$7.7	$1,976.6	$1,489.2	$533.5	$2,022.7	(2.3)%
* Revised due to change in composition of our reportable segments.
NSS – Sales of $1,049.9 million increased 0.3% from $1,046.9 million in the prior year period. NSS organic sales increased 0.7%, adjusting for the unfavorable impact from foreign exchange, reflecting growth in our North America geography, driven by global accounts and projects with multi-national companies, partially offset by macro-economic challenges in our Latin America region combined with non-recurring projects in Brazil and Asia in the prior year quarter. In addition, NSS sales were higher due to the growth of security product sales in the third quarter of 2016 of $417.7 million, which represents 39.8% of total segment sales, increased 2.6% from the prior year quarter. Adjusted for the $1.9 million negative currency impact, organic security sales growth was 3.1% compared to the third quarter of 2015.
EES – Sales of $535.1 million increased 26.3% from $423.6 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts from copper and foreign exchange. EES organic sales decreased by 3.1%, reflecting weak trends with industrial customers along with weakness in Latin America.
UPS – Sales were $371.3 million in the third quarter of 2016, a decrease of 8.8% on an organic basis. During the third quarter of 2016, sales in this segment continue to be negatively impacted by lower sales in Canada due to weakness in oil and gas regions along with the timing of utility customers' major project spend.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Nine Months Ended September 30, 2016				Nine Months Ended October 2, 2015
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$2,432.0	$11.0	$—	$2,443.0	$2,337.0	$—	$2,337.0	4.5%
Europe	250.0	6.5	—	256.5	255.9	—	255.9	0.2%
Emerging Markets	361.7	11.4	—	373.1	393.7	—	393.7	(5.2)%
NSS	$3,043.7	$28.9	$—	$3,072.6	$2,986.6	$—	$2,986.6	2.9%

Electrical & Electronic Solutions (EES)
North America	$1,292.3	$7.8	$41.7	$1,341.8	$933.3	$426.4	$1,359.7	(1.3)%
Europe	176.2	13.1	3.4	192.7	199.7	—	199.7	(3.5)%
Emerging Markets	127.7	4.0	4.3	136.0	180.9	—	180.9	(24.8)%
EES	$1,596.2	$24.9	$49.4	$1,670.5	$1,313.9	$426.4	$1,740.3	(4.0)%

Utility Power Solutions (UPS)
North America	$1,088.3	$7.0	$0.9	$1,096.2	$54.2	$1,116.5	$1,170.7	(6.4)%
UPS	$1,088.3	$7.0	$0.9	$1,096.2	$54.2	$1,116.5	$1,170.7	(6.4)%

Total	$5,728.2	$60.8	$50.3	$5,839.3	$4,354.7	$1,542.9	$5,897.6	(1.0)%

Geographic Sales
North America	$4,812.6	$25.8	$42.6	$4,881.0	$3,324.5	$1,542.9	$4,867.4	0.3%
Europe	426.2	19.6	3.4	449.2	455.6	—	455.6	(1.4)%
Emerging Markets	489.4	15.4	4.3	509.1	574.6	—	574.6	(11.4)%
Total	$5,728.2	$60.8	$50.3	$5,839.3	$4,354.7	$1,542.9	$5,897.6	(1.0)%
* Revised due to change in composition of our reportable segments.
NSS – Sales of $3,043.7 million increased 1.9% from $2,986.6 million in the prior year period. NSS organic sales increased 2.9%, adjusting for the unfavorable impact from foreign exchange, driven by growth across our North America and Europe geographies, due to continued strength with global accounts, including with technology customers, financial institutions and service providers, partially offset by weakness in CALA. NSS security sales in the nine months ended September 30, 2016 of $1,211.3 million, which represents 39.8% of total segment sales, increased 0.9% from the prior year period. Adjusted for the $17.1 million negative currency impact, organic security sales growth was 2.4% compared to the nine months ended October 2, 2015.
EES – Sales of $1,596.2 million increased 21.5% from $1,313.9 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts from copper and foreign exchange. EES organic sales decreased by 4.0%, with declines across all of our geographies, reflecting weakness with industrial customers and relatively flat performance with OEM customers, along with the weakness in Latin America.
UPS – Sales were $1,088.3 million in the nine months ended September 30, 2016, a decrease of 6.4% on an organic basis.
Gross Margin
Gross margin of 20.3% in the third quarter of 2016 compares to 22.2% in the third quarter of 2015. Gross margin of 20.3% in the nine months ended September 30, 2016 compares to 22.3% in the nine months ended October 2, 2015. As expected, the decrease is primarily due to the lower margin sales attributed to the Power Solutions acquisition.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $309.4 million and $252.7 million in the third quarter of 2016 and 2015, respectively. The third quarter of 2016 includes $9.4 million of intangible asset amortization expense, $0.7 million of acquisition and integration costs, and a restructuring charge reversal of $0.2 million. The third quarter of 2015 includes $5.0 million of intangible asset amortization expense and acquisition and integration costs of $8.1 million. Excluding these items, adjusted operating expenses in the third quarter of 2016 of $299.5 million, or 15.3% of sales, compares to prior year adjusted operating expense of $239.6 million, or 16.1% of sales. Further adjusting operating expenses for a favorable $2.3 million impact of foreign currency in the third quarter of 2016, and including $68.5 million of pro forma Power Solutions expenses in the prior year quarter, adjusted operating expenses would have decreased by 2.0%.
Operating expenses were $956.6 million and $767.1 million in the nine months ended 2016 and 2015, respectively. The nine months ended 2016 includes $28.6 million of intangible asset amortization expense, $9.6 million related to the UK pension pension settlement, $5.4 million of restructuring costs, $7.6 million of Latin America bad debt provision and $4.3 million of acquisition and integration costs. The nine months ended 2015 includes $15.3 million of intangible asset amortization expense, acquisition and integration costs of $9.1 million, $5.3 million of restructuring costs, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $2.6 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, and $0.4 million related to the pension obligations in the UK. Excluding these items, adjusted operating expenses in 2016 of $901.1 million, or 15.7% of sales, compares to prior year adjusted operating expense of $729.6 million, or 16.8% of sales. Further adjusting operating expenses for a favorable $11.3 million impact of foreign currency in the nine months ended 2016, and including $190.5 million of pro forma Power Solutions expenses in the prior year, adjusted operating expenses would have decreased by 0.8%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$74.9	$28.7	$15.8	$(32.1)	$87.3
Operating income, 2015 (As revised*)	74.1	32.5	2.7	(31.1)	78.2
$ Change	$0.8	$(3.8)	$13.1	$(1.0)	$9.1
% Change	1.1%	(11.7)%	nm	(3.3)%	11.6%

Items impacting operating income in 2016	$3.2	$2.0	$4.0	$0.7	$9.9
Adjusted operating income, 2016 (Non-GAAP)	$78.1	$30.7	$19.8	$(31.4)	$97.2

Items impacting operating income in 2015	$3.7	$1.3	$—	$8.1	$13.1
Adjusted operating income, 2015 (Non-GAAP)	$77.8	$33.8	$2.7	$(23.0)	$91.3

Adjusted % Change (Non-GAAP)	0.4%	(9.2)%	nm	(36.5)%	6.5%

Impact of Acquisition of Power Solutions	$—	$1.7	$12.2	$(3.4)	$10.5
Operating income, 2015 (Pro Forma)	$74.1	$34.2	$14.9	$(34.5)	$88.7

Adjusted % Change (Pro Forma)	1.1%	(16.1)%	6.0%	6.8%	(1.6)%
Plus the % impact of:
Foreign exchange	0.7%	1.4%	—%	(0.4)%	1.0%
Copper pricing	—%	4.7%	0.1%	—%	1.8%
Organic (Non-GAAP)	1.8%	(10.0)%	6.1%	6.4%	1.2%
* Revised due to change in composition of our reportable segments.
** nm – percentages are not meaningful

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $74.9 million, or 7.1% of sales, in the third quarter of 2016, compared to $74.1 million, or 7.1% of sales, in the third quarter of 2015. The increase in operating income was primarily due to an increase in net sales, partially offset by the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $78.1 million in the third quarter of 2016, resulting in adjusted operating margin of 7.4%. NSS delivered adjusted operating income of $77.8 million in the third quarter of 2015, resulting in adjusted operating margin of 7.4%.

EES – Operating income was $28.7 million, or 5.4% of sales, in the third quarter of 2016, compared to $32.5 million, or 7.7% of sales, in the third quarter of 2015. The decrease in operating income is primarily attributable to an unfavorable change in product mix, including net sales to industrial customers, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. EES delivered adjusted operating income of $30.7 million in the third quarter of 2016, resulting in adjusted operating margin of 5.7%. EES delivered adjusted operating income of $33.8 million in the third quarter of 2015, resulting in adjusted operating margin of 8.0%.

UPS – Operating income was $15.8 million, or 4.3% of sales, with adjusted operating income of $19.8 million in the third quarter of 2016.

	Nine Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$198.6	$75.1	$42.1	$(111.5)	$204.3
Operating income, 2015 (As revised*)	196.4	101.9	7.1	(103.4)	202.0
$ Change	$2.2	$(26.8)	$35.0	$(8.1)	$2.3
% Change	1.1%	(26.3)%	nm	(7.9)%	1.1%

Items impacting operating income in 2016	$16.2	$11.3	$14.3	$13.7	$55.5
Adjusted operating income, 2016 (Non-GAAP)	$214.8	$86.4	$56.4	$(97.8)	$259.8

Items impacting operating income in 2015	$15.5	$6.0	$—	$16.0	$37.5
Adjusted operating income, 2015 (Non-GAAP)	$211.9	$107.9	$7.1	$(87.4)	$239.5

Adjusted % Change (Non-GAAP)	1.4%	(19.9)%	nm	(11.9)%	8.5%

Impact of Acquisition of Power Solutions	$—	$7.6	$41.0	$(10.2)	$38.4
Operating income, 2015 (Pro Forma)	$196.4	$109.5	$48.1	$(113.6)	$240.4

Adjusted % Change (Pro Forma)	1.1%	(31.4)%	(12.5)%	1.8%	(15.0)%
Plus the % impact of:
Foreign exchange	1.2%	0.8%	1.2%	(1.5)%	0.9%
Copper pricing	—%	9.5%	0.3%	—%	4.4%
Organic (Non-GAAP)	2.3%	(21.1)%	(11.0)%	0.3%	(9.7)%
* Revised due to change in composition of our reportable segments.
** nm – percentages are not meaningful

NSS – Operating income was $198.6 million, or 6.5% of sales, in the nine months ended September 30, 2016, compared to $196.4 million, or 6.6% of sales, in the nine months ended October 2, 2015. The increase in operating income was primarily due to an increase in net sales, partially offset by the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $214.8 million in the nine months ended September 30, 2016, resulting in adjusted operating margin of 7.1%. NSS delivered adjusted operating income of $211.9 million in the nine months ended October 2, 2015, resulting in adjusted operating margin of 7.1%.

ANIXTER INTERNATIONAL INC.

EES – Operating income was $75.1 million, or 4.7% of sales, in the nine months ended September 30, 2016, compared to $101.9 million, or 7.8% of sales, in the nine months ended October 2, 2015. The decrease in operating income is primarily attributable to negative copper prices, currency impact and weaker demand in oil and gas as well as the broader industries, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. EES delivered adjusted operating income of $86.4 million in the nine months ended September 30, 2016, resulting in adjusted operating margin of 5.4%. EES delivered adjusted operating income of $107.9 million in the nine months ended October 2, 2015, resulting in adjusted operating margin of 8.2%.

UPS – Operating income was $42.1 million, or 3.9% of sales, with adjusted operating income of $56.4 million in the nine months ended September 30, 2016.
Interest Expense and Other
Interest expense was $19.8 million and $15.8 million in the third quarter of 2016 and 2015, respectively. Interest expense was $59.7 million and $42.7 million in the nine months ended September 30, 2016 and October 2, 2015, respectively. The increase in interest expense in 2016 results from the issuance of incremental debt used to finance the Power Solutions acquisition, partially offset by the repayment of the 5.95% Senior notes due 2015 in the first quarter of 2015.
Foreign exchange and other expense of $2.1 million in the third quarter of 2016 compares to $5.5 million in the third quarter of 2015. Foreign exchange and other expense of $5.7 million in the nine months ended September 30, 2016 compares to $13.0 million in the nine months ended October 2, 2015.
We recorded foreign exchange losses of $3.5 million and $4.5 million in the third quarter of 2016 and 2015, respectively. We recorded foreign exchange losses of $8.0 million and $10.5 million in the nine months ended September 30, 2016 and October 2, 2015, respectively. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. In the first nine months of 2015, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD. As a result of this devaluation, we recorded an additional foreign exchange loss of $0.7 million in the nine months ended October 2, 2015. During the first nine months of 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 655.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our consolidated financial statements as we have significantly less exposure in Venezuela in 2016.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded $0.5 million of gains and $0.5 million of losses on the cash surrender value of life insurance policies in the third quarter of 2016 and 2015, respectively. We recorded $1.7 million of gains on the cash surrender value of life insurance policies in the nine months ended September 30, 2016 and losses of $0.5 million in the nine months ended October 2, 2015.
Income Taxes
Our effective tax rate from continuing operations for the third quarter of 2016 was 38.4%, which included a $2.1 million net tax benefit related to prior year tax positions, compared to 37.8% in the prior year quarter. Our effective tax rate from continuing operations for the nine months ended September 30, 2016 was 39.3% compared to 37.5% in the prior year period. Year over year, the increase was attributable to the change in the country mix of earnings since many of the current year operating expense charges of $55.5 million in the nine months ended September 30, 2016, were incurred in countries with low income tax rates or have valuation allowances recorded against deferred tax assets offset by the $2.1 million net tax benefit from prior year tax positions. Excluding the net tax benefit, our projected full year effective tax rate is 40.8%.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business during February 2015, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our nine months ended October 2, 2015 results included, as a component of discontinued operations, $10.3 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. We consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

ANIXTER INTERNATIONAL INC.

Q3 EBITDA by Segment:
	Three Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$74.9	$28.7	$15.8	$(79.1)	$40.3
Interest expense	—	—	—	19.8	19.8
Income taxes	—	—	—	25.1	25.1
Depreciation	0.8	0.5	1.0	4.8	7.1
Amortization of intangible assets	3.3	2.1	4.0	—	9.4
EBITDA	$79.0	$31.3	$20.8	$(29.4)	$101.7

Total of items impacting operating income	$(0.1)	$(0.1)	$—	$0.7	$0.5
Foreign exchange and other non-operating expense	—	—	—	2.1	2.1
Stock-based compensation	0.2	0.2	0.3	3.2	3.9
Adjusted EBITDA	$79.1	$31.4	$21.1	$(23.4)	$108.2

	Three Months Ended October 2, 2015*
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$74.1	$32.5	$2.7	$(73.9)	$35.4
Interest expense	—	—	—	15.8	15.8
Income taxes	—	—	—	21.5	21.5
Depreciation	0.9	0.2	—	4.1	5.2
Amortization of intangible assets	3.7	1.3	—	—	5.0
EBITDA	$78.7	$34.0	$2.7	$(32.5)	$82.9

Total of items impacting operating income	$—	$—	$—	$8.1	$8.1
Foreign exchange and other non-operating expense	—	—	—	5.5	5.5
Stock-based compensation	0.4	0.3	—	2.6	3.3
Adjusted EBITDA	$79.1	$34.3	$2.7	$(16.3)	$99.8
* Revised due to change in composition of our reportable segments.

NSS – NSS Adjusted EBITDA of $79.1 million in the third quarter of 2016 was unchanged from $79.1 million in the third quarter of 2015. The corresponding Adjusted EBITDA margin of 7.5% compares to 7.6% in the prior year quarter.

EES – EES Adjusted EBITDA of $31.4 million in the third quarter of 2016 compares to $34.3 million in the third quarter of 2015. The corresponding Adjusted EBITDA margin of 5.9% compares to 8.1% in the prior year quarter. Approximately two-thirds of the decline in Adjusted EBITDA margin was caused by lower copper pricing and weakness in the industrial sector, with the balance due to the acquisition of the low voltage Power Solutions business.

UPS – UPS Adjusted EBITDA in the third quarter of 2016 was $21.1 million, or 5.7% of sales.

ANIXTER INTERNATIONAL INC.

Q3 YTD EBITDA by Segment (As revised*):
	Nine Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$198.6	$75.1	$42.1	$(231.5)	$84.3
Interest expense	—	—	—	59.7	59.7
Income taxes	—	—	—	54.6	54.6
Depreciation	2.5	2.0	3.1	13.5	21.1
Amortization of intangible assets	10.5	6.3	11.8	—	28.6
EBITDA	$211.6	$83.4	$57.0	$(103.7)	$248.3

Total of items impacting operating income	$5.7	$5.0	$2.5	$13.7	$26.9
Foreign exchange and other non-operating expense	—	—	—	5.7	5.7
Stock-based compensation	1.3	0.7	1.0	9.4	12.4
Adjusted EBITDA	$218.6	$89.1	$60.5	$(74.9)	$293.3

	Nine Months Ended October 2, 2015*
(In millions)	NSS	EES	UPS	Corporate	Total
Net income (loss) from continuing operations	$196.4	$101.9	$7.1	$(214.0)	$91.4
Interest expense	—	—	—	42.7	42.7
Income taxes	—	—	—	54.9	54.9
Depreciation	2.7	0.7	—	12.2	15.6
Amortization of intangible assets	11.1	4.2	—	—	15.3
EBITDA	$210.2	$106.8	$7.1	$(104.2)	$219.9

Total of items impacting operating income	$4.4	$1.8	$—	$16.0	$22.2
Foreign exchange and other non-operating expense	—	—	—	13.0	13.0
Stock-based compensation	1.4	1.0	—	7.8	10.2
Adjusted EBITDA	$216.0	$109.6	$7.1	$(67.4)	$265.3
* Revised due to change in composition of our reportable segments.

NSS – NSS Adjusted EBITDA of $218.6 million in the nine months ended September 30, 2016 compares to $216.0 million in the nine months ended October 2, 2015. The corresponding Adjusted EBITDA margin of 7.2% remained flat compared to the same period in the prior year.

EES – EES Adjusted EBITDA of $89.1 million in the nine months ended September 30, 2016 compares to $109.6 million in the nine months ended October 2, 2015. The corresponding adjusted EBITDA margin of 5.6% compares to 8.3% in the prior year. The unfavorable impacts of lower copper prices combined with the overall weaker industrial environment resulted in the decline of Adjusted EBITDA margin.

UPS – UPS Adjusted EBITDA in the nine months ended September 30, 2016 was $60.5 million, or 5.6% of sales.

ANIXTER INTERNATIONAL INC.

The following table represents the components of the results from discontinued operations as reflected in our Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2015. There was no material activity related to discontinued operations reflected in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

Nine Months Ended
(In millions)	October 2, 2015
Depreciation	$1.5
Amortization	$0.5
Stock-based compensation	$0.6
Capital expenditures	$1.9

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
Net cash provided by operations was $238.4 million in the nine months ended September 30, 2016 versus $93.7 million in the prior year period. The increase reflects an improvement in working capital efficiencies.
Net cash used in investing activities was $29.6 million in the nine months ended September 30, 2016, primarily related to capital expenditures. This compares to net cash provided by investing activities of $354.0 million in the nine months ended October 2, 2015, which included $381.0 million of initial cash proceeds from the sale of the Fasteners business, partially offset by $29.2 million for capital expenditures. Capital expenditures are expected to be approximately $35 - $40 million in 2016 as we continue to invest in warehouse equipment, information system upgrades and integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $227.7 million in the nine months ended September 30, 2016 compared to $77.4 million provided in the nine months ended October 2, 2015. During the nine months ended September 30, 2016, we had net repayments from our revolving lines of credit of $169.0 million and a repayment of our Canadian term loan of $58.5 million. During the nine months ended October 2, 2015, we received net proceeds of $345.6 million from the issuance of the Notes due 2023. We also repaid our Senior notes due 2015 at a maturity value of $200.0 million and repaid $63.9 million from our revolving lines of credit.
Liquidity and Capital Resources
At September 30, 2016, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At September 30, 2016, there was $221.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
We continue to have a strong focus on improving our margin, cost structure and working capital efficiency. Our capital allocation priorities include achieving our debt-to-capital target range of 45 - 50% by the second half of 2017, funded out of the strong free cash flow we expect to generate from our repositioned platform as evidenced by this debt-to-capital ratio decreasing from 58.2% at January 1, 2016 to 52.7% at September 30, 2016.

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
Critical Accounting Policies and Estimates
In connection with our annual assessment of goodwill at the beginning of the third quarter of 2016, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches to estimate the fair value of each reporting unit, both of which are broadly defined below. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.
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
The estimated fair values of our NSS and UPS reporting units were at least 10% greater than their respective carrying values. Our EES reporting unit with goodwill of $181.3 million had a fair value that was approximately 1% greater than its carrying value. In performing our quantitative assessment for this reporting unit, under the income approach, we used revenue growth rates of 3.0% to 5.7%, a terminal growth rate of 3.0% and a discount rate of 9.47%. Management believes that the terminal growth rate is supported by our historical growth rate, near-term projections and long-term expected market growth. The discount rate reflects marketplace participants' cost of capital. Had we used a discount rate that was 20 basis points higher or a terminal growth rate that was 20 basis points lower than those assumed, the fair value of this reporting unit would have continued to exceed its carrying amount. Had we more heavily weighed the market approach in estimating the fair value of this reporting unit, the excess fair value over the carrying amount would have increased.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. As of September 30, 2016, our market capitalization exceeded our book value and there were no impairment losses identified as a result of our annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of future results.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and October 2, 2015, (ii) the Condensed Consolidated Balance Sheets at September 30, 2016 and January 1, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and October 2, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements for the three months ended September 30, 2016.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 25, 2016	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

October 25, 2016	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer