Form 10-K
period 2016-12-30
ANIXTER INTERNATIONAL INC
filed 2017-02-23
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $1,546,247,517 as of July 1, 2016.
At February 15, 2017, 33,115,697 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

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
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing over 150,000 customers access to innovative inventory management programs, nearly 600,000 products and over $1.0 billion in inventory, 320 warehouses/branch locations with approximately 9 million square feet of space, and locations in over 300 cities across approximately 50 countries. We are a leader in the provision of advanced inventory management services including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
Our customers are international, national, regional and local companies, covering a broad and diverse set of industry groups including manufacturing, resource extraction, telecommunications, internet service providers, finance, education, healthcare, retail, transportation, utilities (both public power and investor owned), defense and government; and include contractors, installers, system integrators, value-added resellers, architects, engineers and wholesale distributors. Our customer base is well-diversified with no single customer accounting for more than 2% of sales.
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
During the second quarter of 2015, we completed the sale of the OEM Supply - Fasteners ("Fasteners") business to American Industrial Partners ("AIP"), excluding certain foreign locations which were subsequently sold. This transaction sharpened our focus on our then core Enterprise Cabling and Security Solutions ("ECS") and Electrical and Electronic Wire and Cable ("W&C") segments and provided additional financial flexibility to build on these strong global platforms. For further information regarding the sale of our Fasteners business, refer to Note 2. "Discontinued Operations" in the notes to the Consolidated Financial Statements.
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

Business Segments and Products
Beginning in the fourth quarter of 2012 and through the first quarter of 2015, the Company's operating and reportable segments were ECS, W&C, and Fasteners. Following the sale of the Fasteners business in the second quarter of 2015, our remaining operating segments were ECS and W&C. In the fourth quarter of 2015, in connection with the acquisition of Power Solutions, we renamed our legacy ECS segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into our legacy W&C segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions formed our Utility Power Solutions ("UPS") segment. The following is a brief description of each of our reportable segments and business activities.
Within our segments, we are also organized by geographies. Our geographies consist of North America, which includes the U.S. and Canada, EMEA, which includes Europe, the Middle East and Africa, and Emerging Markets, which includes Asia Pacific and Central and Latin America ("CALA").
Network & Security Solutions ("NSS")
The Network & Security Solutions segment, with operations in approximately 46 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. NSS provides solutions to end-users and sells the products through various channels including data communications contractors, security, network and systems integrators, and directly to end users. NSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. The NSS segment includes more than 2,100 technically trained salespeople, approximately 40 Supply Chain Solutions specialists and a global technical support organization that provides support across all three reportable segments to aid in design, product specification and complete bills of materials inclusive of all Anixter solutions.
Through a variety of value-added supply chain solutions, including inventory management, product packaging and enhancement, financial and other customized supply chain services, NSS helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The NSS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. NSS technical expertise extends to performance and interoperability testing at our Infrastructure Solutions LabSM, which provides NSS the opportunity to demonstrate solutions and proof-of-concepts to customers. Anixter's Infrastructure as a Platform and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.
Electrical & Electronic Solutions ("EES")
The Electrical & Electronic Solutions segment, with operations in over 30 countries, supplies a broad range of wire and cable, control, power/gear, lighting and electrical bulk products and customized supply chain solutions to the Commercial and Industrial ("C&I") and Original Equipment Manufacturer ("OEM") markets. The C&I group supplies products for the transmission of power and signals in industrial applications to customers in key markets including oil, gas and petrochemical, alternative energy, utility, power generation and distribution, transportation, commercial, industrial, natural resource and water and wastewater treatment. It sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services and engineering support are tailored to position us as a specialist in fast growing emerging markets, OEMs and industrial verticals. EES helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve operational efficiency.
The EES team of more than 1,100 technical experts includes its sales personnel, supply chain specialists, industrial communication specialists and engineers. EES provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. EES brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.

Utility Power Solutions ("UPS")
The Utility Power Solutions segment, with primary operations in the U.S. and Canada, supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and electricity distribution industries. The UPS segment serves the utilities (both public power and investor owned) and electrical markets. It serves electric power plant customers primarily through a bid-based model and, to a lesser extent, sells maintenance, repair and operations products through an e-commerce platform. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and supplies, lighting and conduit used in non-residential and residential construction. UPS also provides materials management and procurement outsourcing services. Its capabilities allow us to integrate with our customers and perform part of our customers' sourcing and procurement function. The UPS segment includes more than 300 technically trained salespeople and nearly 60 Supply Chain Solutions specialists.
For more information concerning our business segments, foreign and domestic operations and export sales, see Note 8. "Income Taxes" and Note 11. "Business Segments" in the Notes to the Consolidated Financial Statements.
Suppliers
We source products from thousands of suppliers, with approximately one-quarter of our annual dollar volume purchases sourced from our five largest suppliers. An important element of our overall business strategy is to develop and maintain close relationships with our key suppliers, which include the world’s leading manufacturers of communication cabling, connectivity, support and supply products, electrical wire and cable, and utility products. Such relationships emphasize joint product planning, inventory management, technical support, advertising and marketing. In support of this strategy, we generally do not compete with our suppliers in product design or manufacturing activities. We do sell a small amount of private label products that carry a brand name exclusive to us.
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
Distribution and Service Platform
We cost-effectively serve our customers’ needs through our proprietary computer systems, which connect the majority of our warehouses and sales offices throughout the world. The systems are designed for sales support, order entry, inventory status, order tracking, credit review and material management. Customers may also conduct business through our e-commerce platform, which we believe is one of the most comprehensive and user-friendly websites in the industry.
We operate a series of large, modern, regional distribution centers in key geographic locations in North America, EMEA and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 17 warehouses as regional distribution centers. Collectively, these facilities store approximately 30% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional distribution centers, local distribution centers, service centers, branch locations and sales offices consists of 264 locations in the United States, 33 in Canada, 25 in the United Kingdom, 25 in Continental Europe and the Middle East, 34 in Latin America, 11 in Asia and 6 in Australia/New Zealand.
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
Employees
At December 30, 2016, we employed over 8,900 people. Approximately 50% of the employees are engaged in sales or sales-related activities, 30% are engaged in warehousing and distribution operations and 20% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our segments.

Competition
Given our role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which we compete. We view the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for constant attention to improve services. Competition is based primarily on breadth of products, quality, services, relationships, price and geographic proximity. We believe that we have a significant competitive advantage due to our comprehensive product and service offerings, global distribution network, technically-trained sales team and customized supply chain solutions. We believe our global distribution platform provides a competitive advantage to serving multinational customers’ needs. Our operations and logistics platform gives us the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, we have common systems and processes throughout the majority of our operations in approximately 50 countries that provide our customers and suppliers with global consistency.
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
Seasonality
The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. There were 254 billing days in 2016 and 253 billing days in both 2015 and 2014.
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
Most of our agreements with suppliers are terminable by either party on short notice for any reason. We currently source products from thousands of suppliers. However, approximately one-quarter of our annual dollar volume purchases are sourced from our five largest suppliers. If any of these suppliers changes its sales strategy to reduce its reliance on distribution channels, or decides to terminate its business relationship with us, our sales and earnings could be adversely affected until we are able to establish relationships with suppliers of comparable products. Although we believe our relationships with these key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed.
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
We derive over 25% of our revenues from sales outside of the U.S.. Economic and political conditions in some of these foreign markets may adversely affect our results of operations, cash flows and financial condition in these foreign markets. Our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates (as further discussed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk") and different legal, tax, accounting and regulatory requirements. In addition, some of the products that we distribute are produced in foreign countries, which involve longer and more complex supply chains that are vulnerable to numerous risks that could cause significant interruptions or delays in delivery of such products. Many of these factors are beyond our control and include risks, such as as political instability, financial instability of suppliers, suppliers' noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our net sales and profitability.
We have risks associated with inventory.
We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if circumstances change (for example, an unexpected shift in market demand, pricing or customer defaults) there could be a material impact on the net realizable value of our inventory. To guard against inventory obsolescence, we have negotiated various return rights and price protection agreements with certain key suppliers. We also maintain an inventory valuation reserve account against declines in the value or salability of our inventory. However, there is no guaranty that these arrangements will be sufficient to avoid write-offs in excess of our reserves in all circumstances.
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
In connection with recent and future acquisitions, it is necessary for us to continue to create an integrated business from the various acquired entities. This requires the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. No assurance can be given that these various actions can be completed without disruption to the business, in a short period of time or that anticipated improvements in operating performance can be achieved. Any inability on our part to successfully implement strategic transactions could have an adverse impact on our reputation, business, financial condition, operating results and cash flows. There can be no assurance that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. In addition, any acquisition that we make may not provide us with the synergies and other benefits that were anticipated when entering into such acquisition.
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
These covenants also limit the amount of dividends or share repurchases we may make. As a result of these restrictions, we are limited in how we may conduct business and may be unable to compete effectively or take advantage of new business opportunities. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by economic, financial and industry conditions or regulatory changes beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Inventory Facility, the Canadian Term Loan, the Receivables Facility or the indentures governing our outstanding notes that would permit the applicable lenders or noteholders, as the case may be, to declare all outstanding amounts to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Inventory Facility, the Canadian Term Loan, or the Receivables Facility, could proceed against the collateral securing these obligations. This could have a significant negative impact on our financial condition and operating results.
We have substantial debt which could adversely affect our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities.
As of December 30, 2016, we had an aggregate principal amount of $1.4 billion of outstanding debt. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. This may also limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate purposes in the future. Our indebtedness also reduces our flexibility to adjust to changing market conditions or may prevent us from making capital investments that are necessary or important to our operations and strategic growth.
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
A significant portion our working capital consists of accounts receivable. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults. Given the current economic environment, constrained access to capital and general market uncertainties, our exposure to customer defaults may be heightened.
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
The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in government regulations could also affect our pension plan expenses and funding requirements.
The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity. At December 30, 2016, our projected benefit obligations exceeded the fair value of plan assets by $69.1 million.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plans are determined by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, or mortality rates, our future pension benefit expenses could increase or decrease. Due to changing market conditions, the assumptions that we use may differ from actual results, which could have a significant impact on our pension liabilities and related costs and funding requirements.
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
We may be adversely affected by the U.K. determination to leave the European Union (Brexit).
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (“Brexit”). Such withdrawal will occur after a process of negotiation regarding the future terms of the United Kingdom’s relationship with the European Union with respect to reciprocal market access and other matters. These negotiations on withdrawal and post-exit arrangements have been and will likely continue to be complex and protracted.

We have significant operations in the United Kingdom and other member countries of the European Union. The proposed withdrawal by the United Kingdom could have an adverse effect on the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the business activity, political stability and economic conditions in the United Kingdom, the European Union and the other economies in which we operate, which could result in customers reducing or delaying spending decisions on our products. Our UK business has deferred tax assets totaling $6.6 million. A downturn in our UK business caused by a material adverse effect could require us to record a valuation allowance against those deferred tax assets. Any of these developments could have a material adverse effect on our business, financial position, liquidity and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of 320 warehouses/branch locations in approximately 50 countries with approximately 9 million square feet of space. This includes 17 regional distribution centers (100,000 — 500,000 square feet), 45 local distribution centers (35,000 — 100,000 square feet), 189 service centers and 69 branch locations. Additionally, we have 78 sales offices throughout the world. All but seven of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 7. "Commitments and Contingencies" in the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 23, 2017, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 58
Director of the Company since 2008; President and Chief Executive Officer of the Company since July 2008. Mr. Eck has served in a variety of senior management positions since joining the Company in 1990. Mr. Eck has also been a Director of Ryder Systems, Inc. since 2011 and a member of the Board of Trustees for Marquette University since September 2014.

Theodore A. Dosch, 57
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

Justin C. Choi, 51
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

Ian Clarke, 54
Executive Vice President - Utility Power Solutions of the Company since June 2016; Senior Vice President - North America Sales - Utility Power Solutions from May 2016 to June 2016; Executive Vice President - OEM Supply - Fasteners of the Company from December 2012 to May 2015; Executive Vice President - Global Sales and Marketing from July 2012 to December 2012; Senior Vice President - OEM Supply - Fasteners - Americas from November 2010 to June 2012; Senior Vice President - Global Marketing from March 2010 to October 2010. Mr. Clarke was CEO of Optimas OE Solutions, LLC from May 2015 to March 2016.

William Galvin, 54
Executive Vice President - Network & Security Solutions of the Company since 2012; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 26 years of experience with the Company.

Robert M. Graham, 49
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

Scott Ramsbottom, 43
Executive Vice President - Chief Information Officer since February 2015; Senior Vice President Global Information Service from February 2014 to February 2015. Mr. Ramsbottom held various roles in the information services group since joining the Company in 1999.

Rodney A. Smith, 59	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

William Standish, 62	Executive Vice President - Operations of the Company since 2004. Since joining the Company in 1984, Mr. Standish has held several corporate and reporting unit senior management roles.

Rodney A. Shoemaker, 59	Senior Vice President - Treasurer of the Company since May 2014; Vice President - Treasury since July 1999. Mr. Shoemaker has been with the Company since 1986.

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

PERFORMANCE GRAPH
The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on our common stock with that of a broad market index and a peer group index consistent with the prior year. Our Peer Group Index for 2016 consists of the following companies: Arrow Electronics Inc., Avnet Inc., Belden Inc., Fastenal Company, General Cable Corp., Houston Wire and Cable Company, MSC Industrial Direct Co. Inc., Rexel, Scansource Inc., Tech Data Corp, WESCO International, Inc., and W.W. Grainger Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in distribution businesses similar to ours.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2016	2015	2014	2013	2012
Selected Income Statement Data:
Net sales	$7,622.8	$6,190.5	$5,507.0	$5,291.1	$5,347.6
Operating income	285.3	267.8	310.1	310.9	301.3
Interest expense and other, net (a)	(87.8)	(84.9)	(60.5)	(52.8)	(68.2)
Net income from continuing operations	121.1	96.9	163.4	175.0	154.7
Net (loss) income from discontinued operations	(0.6)	30.7	31.4	25.5	(29.9)
Net income	$120.5	$127.6	$194.8	$200.5	$124.8
Diluted Income (Loss) Per Share:
Continuing operations	$3.61	$2.90	$4.90	$5.27	$4.58
Discontinued operations	$(0.02)	$0.91	$0.94	$0.77	$(0.89)
Net income	$3.59	$3.81	$5.84	$6.04	$3.69
Dividend declared per common share	$—	$—	$—	$5.00	$4.50
Selected Balance Sheet Data:
Total assets (a)	$4,093.6	$4,142.0	$3,580.8	$2,851.3	$3,078.7
Total short-term debt	$—	$—	$—	$—	$0.9
Total long-term debt (a)	$1,378.8	$1,642.9	$1,202.0	$826.5	$971.3
Stockholders’ equity	$1,292.2	$1,179.4	$1,133.0	$1,027.4	$969.9
Book value per diluted share	$38.51	$35.26	$33.99	$30.95	$28.70
Weighted-average diluted shares	33.6	33.4	33.3	33.2	33.8
Year-end outstanding shares	33.4	33.3	33.1	32.9	32.5
Other Financial Data:
Working capital (a)	$1,424.6	$1,571.6	$1,559.3	$1,373.3	$1,482.8
Capital expenditures	$32.6	$26.7	$34.2	$27.3	$28.9
Depreciation	$27.9	$22.2	$20.0	$18.6	$17.3
Amortization of intangible assets (a)	$37.6	$24.9	$10.6	$6.7	$4.7
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

(In millions)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 3, 2014	December 28, 2012
	(a)	(a)(b)	(b)	(c)	(c)
Net sales	$1,501.9	$921.2	$176.0	$60.7	$62.8
Operating income	43.3	29.3	6.4	1.9	5.2

(a)	October 2015 acquisition of Power Solutions for $829.4 million.

(b)	September 2014 acquisition of Tri-Ed for $418.4 million.

(c)	June 2012 acquisition of Jorvex, S.A. ("Jorvex") for $55.3 million.

In 2015, we sold our Fasteners business for $371.8 million in cash, resulting in a pre-tax gain of $40.3 million ($23.3 million, net of tax). As a result of this divestiture, results of this business is reflected as "discontinued operations" and all prior periods have been revised to reflect this classification.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 3, 2014	December 28, 2012
Items impacting operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(37.6)	$(24.9)	$(10.6)	$(6.7)	$(4.7)
UK pension settlement	(9.6)	(0.4)	—	—	—
Latin America bad debt provision	(7.6)	(11.7)	—	—	—
Restructuring charge	(5.4)	(8.2)	—	—	—
Acquisition and integration costs	(5.1)	(13.2)	(7.2)	—	(6.9)
Write-off of capitalized software	—	(3.1)	—	—	—
Dilapidation provision	—	(1.7)	—	—	(13.9)
Impairment of goodwill and long-lived assets	—	—	—	—	(11.2)
Total of items impacting operating income	$(65.3)	$(63.2)	$(17.8)	$(6.7)	$(36.7)
Items impacting interest expense:
Write-off of deferred financing costs	—	(0.3)	—	—	—
Total of items impacting interest expense	$—	$(0.3)	$—	$—	$—
Items impacting other expenses:
Foreign exchange loss	—	(3.6)	(8.0)	—	—
Extinguishment of debt	—	(0.9)	—	—	—
Acquisition financing costs	—	—	(0.3)	—	—
Penalty and interest from prior year tax liabilities	—	—	—	0.7	(1.7)
Total of items impacting other expenses	$—	$(4.5)	$(8.3)	$0.7	$(1.7)
Total of items impacting pre-tax income	$(65.3)	$(68.0)	$(26.1)	$(6.0)	$(38.4)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	18.8	27.4	8.2	2.2	9.5
Tax benefits related to closing prior tax years	3.2	—	1.9	4.2	—
(Establishment)/reversal of deferred income tax valuation allowances	(1.1)	(11.3)	6.9	—	9.8
Other tax items	—	(0.5)	—	—	—
Total of items impacting income taxes	$20.9	$15.6	$17.0	$6.4	$19.3
Net income impact of these items	$(44.4)	$(52.4)	$(9.1)	$0.4	$(19.1)
Diluted EPS impact of these items	$(1.32)	$(1.56)	$(0.27)	$0.01	$(0.56)

The following table presents a reconciliation from net income from continuing operations to EBITDA and Adjusted EBITDA:

	Fiscal Year
(In millions)	2016	2015	2014	2013	2012
Net income from continuing operations	$121.1	$96.9	$163.4	$175.0	$154.7
Interest expense	78.7	63.8	44.5	43.9	56.4
Income taxes	76.4	86.0	86.2	83.1	78.5
Depreciation	27.9	22.2	20.0	18.6	17.3
Amortization of intangible assets	37.6	24.9	10.6	6.7	4.7
EBITDA	$341.7	$293.8	$324.7	$327.3	$311.6
Total of items impacting operating income*	27.7	38.3	7.2	—	32.0
Foreign exchange and other non-operating expense	9.1	21.1	16.0	8.9	11.8
Stock-based compensation	16.5	13.9	12.6	12.3	12.6
Adjusted EBITDA	$395.0	$367.1	$360.5	$348.5	$368.0
* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Due to solid growth strategies, combined with financial discipline, we experienced organic sales growth of 0.2% in 2016. As a result of the acquisition of Tri-Ed in the third quarter of 2014 combined with the 2015 sale of the Fasteners business and the acquisition of Power Solutions in the fourth quarter of 2015, we have transformed Anixter into a leading North American electrical products distribution platform, enhanced our competitive position in the electrical wire and cable business, and further strengthened our overall customer and supplier value proposition.
As we enter 2017, we continue to experience a broad-based momentum in the business. Following several years of challenging industrial end markets, we are optimistic that the underlying economic environment is slowly improving, reflected by recent increases in numerous forward-looking indicators. In addition, we remain focused on the successful integration of our acquired businesses and maximizing the synergistic value, while we continue to improve our working capital efficiency.
Organic sales growth from 2015 to 2016 excludes the impact of the following items and is summarized by segment and geography below:

•	$1,542.9 million favorable impact from the acquisition of Power Solutions;

•	$81.1 million unfavorable impact from the fluctuation in foreign exchange; and

•	$44.2 million unfavorable impact from the lower average price of copper.

Sales Growth Trends
	Twelve Months Ended December 30, 2016				Twelve Months Ended January 1, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Revised*	Acquisition Impact	Pro Forma	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$3,250.6	$11.4	$—	$3,262.0	$3,095.1	$—	$3,095.1	5.4%
EMEA	340.7	11.8	—	352.5	342.8	—	342.8	2.8%
Emerging Markets	492.5	15.9	—	508.4	530.3	—	530.3	(4.1)%
NSS	$4,083.8	$39.1	$—	$4,122.9	$3,968.2	$—	$3,968.2	3.9%

Electrical & Electronic Solutions (EES)
North America	$1,698.2	$8.2	$36.9	$1,743.3	$1,328.3	$426.4	$1,754.7	(0.6)%
EMEA	229.4	21.3	2.5	253.2	259.0	—	259.0	(2.2)%
Emerging Markets	175.6	5.4	3.9	184.9	229.2	—	229.2	(19.3)%
EES	$2,103.2	$34.9	$43.3	$2,181.4	$1,816.5	$426.4	$2,242.9	(2.7)%

Utility Power Solutions (UPS)
North America	$1,435.8	$7.1	$0.9	$1,443.8	$405.8	$1,116.5	$1,522.3	(5.2)%
UPS	$1,435.8	$7.1	$0.9	$1,443.8	$405.8	$1,116.5	$1,522.3	(5.2)%

Total	$7,622.8	$81.1	$44.2	$7,748.1	$6,190.5	$1,542.9	$7,733.4	0.2%

Geographic Sales
North America	$6,384.6	$26.7	$37.8	$6,449.1	$4,829.2	$1,542.9	$6,372.1	1.2%
EMEA	570.1	33.1	2.5	605.7	601.8	—	601.8	0.6%
Emerging Markets	668.1	21.3	3.9	693.3	759.5	—	759.5	(8.7)%
Total	$7,622.8	$81.1	$44.2	$7,748.1	$6,190.5	$1,542.9	$7,733.4	0.2%
* Revised due to change in composition of our reportable segments in the first quarter of 2016.

ANIXTER INTERNATIONAL INC.

We achieved organic sales growth of 0.2% for the year ended December 30, 2016, excluding the unfavorable impact from foreign exchange and lower copper prices and the $1,542.9 million favorable impact from the Power Solutions acquisition.
Our organic growth of 0.2% in 2016 compared to the prior year was driven by strong growth in our NSS segment of 3.9%, reflecting solid trends in sales in our North American and EMEA geographies. Organic NSS security sales increased 4.3% in 2016 compared to 2015. The continued soft industrial economy caused organic sales to decline compared to the prior year in our EES segment, especially in EMEA and Emerging Markets. UPS organic net sales declined 5.2% in 2016 on a pro forma basis. Sales in the UPS segment continue to be adversely impacted by the Canadian oil and gas industry and by utility customers deferring investment based on lower power consumption.
Additional highlights of the year included:

•	Record sales of $7,622.8 million, up 23.1%, driven by the Power Solutions acquisition;

•	Approximately $278.8 million of cash flow from operations due to improved working capital efficiency;

•	Adjusted earnings per diluted share from continuing operations of $4.93.
As we enter 2017, we expect the positive momentum we experienced in the fourth quarter of 2016 to continue. We see indications that the underlying economic environment is slowly improving, reflected by recent increases in both commodity prices and global growth forecasts, despite several years of weak industrial end markets. Based on our current sales trend, backlog, and robust pipeline across all three segments, we expect continued solid growth in NSS and a return to full year growth in both our EES and UPS segments. Overall we expect first quarter 2017 organic sales growth in the 1 - 3% range and full year 2017 organic sales growth in the 1 - 4% range.

Acquisitions and Divestiture of Businesses

On October 5, 2015, through our wholly-owned subsidiaries, Anixter Inc. and Anixter Canada Inc., we completed the acquisition of the Power Solutions business from HD Supply, Inc. and certain subsidiaries of HD Supply, Inc. in exchange for $829.4 million.

On June 1, 2015, we completed the sale of the Fasteners business to AIP, excluding certain foreign locations which were subsequently sold. In connection with the divestiture, we received cash proceeds of $371.8 million. Including transaction related costs of $16.4 million, the sale resulted in a pre-tax gain of $40.3 million ($23.3 million, net of tax). The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in our Consolidated Financial Statements for all years presented.
On September 17, 2014, we acquired Tri-Ed, a leading independent distributor of security and low-voltage technology products, from Tri-NVS Holdings, LLC for $418.4 million. A portion of the proceeds from a subsequent issuance of $400.0 million principal amount of senior notes were used to repay certain incurred borrowings to finance the Tri-Ed acquisition.

ANIXTER INTERNATIONAL INC.

Consolidated Results of Operations

(In millions, except per share amounts)	Twelve Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Net sales	$7,622.8	$6,190.5	$5,507.0
Gross profit	1,548.0	1,340.5	1,239.3
Operating expenses	1,262.7	1,072.7	929.2
Operating income	285.3	267.8	310.1
Other expense:
Interest expense	(78.7)	(63.8)	(44.5)
Other, net	(9.1)	(21.1)	(16.0)
Income from continuing operations before income taxes	197.5	182.9	249.6
Income tax expense from continuing operations	76.4	86.0	86.2
Net income from continuing operations	121.1	96.9	163.4
Net (loss) income from discontinued operations	(0.6)	30.7	31.4
Net income	$120.5	$127.6	$194.8
Diluted income per share:
Continuing operations	$3.61	$2.90	$4.90
Discontinued operations	(0.02)	0.91	0.94
Net income	$3.59	$3.81	$5.84
Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") above, this report includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a U.S. GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations, copper prices and the number of billing days, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. We calculate the year over year organic sales growth and operating expenses impact relating to the Power Solutions acquisition by including its 2015 comparable period results prior to the acquisition with our results (on a "pro forma" basis), as we believe this represents the most accurate representation of organic growth, considering the nature of the company we acquired and the synergistic revenues that have been or will be achieved. Historically, and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted operating expense, adjusted operating income, adjusted income taxes and adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate our performance period over period and to analyze the underlying trends of our business. As a result of the recent acquisitions, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts for comparison of the non-GAAP financial measures period over period.

ANIXTER INTERNATIONAL INC.

EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expense and non-cash stock-based compensation, excluding the other items from reported financial results, as defined above. We believe that adjusted operating income, EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management in assessing both consolidated and business segment performance. Adjusted operating income provides an understanding of the results from the primary operations of our business by excluding the effects of certain items that do not reflect the ordinary earnings of our operations. We use adjusted operating income to evaluate our period over period operating performance because we believe this provides a more comparable measure of our continuing business excluding certain items that are not reflective of expected ongoing operations. This measure may be useful to an investor in evaluating the underlying performance of our business. EBITDA provides us with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of foreign exchange and other non-cash stock-based compensation, and certain items that do not reflect the ordinary earnings of our operations and that are also excluded for purposes of calculating adjusted net income, adjusted earnings per share and adjusted operating income. EBITDA and Adjusted EBITDA are used by our management for various purposes including as measures of performance of our operating entities and as a basis for strategic planning and forecasting. Adjusted EBITDA may be useful to an investor because this measure is widely used to evaluate a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending on the accounting methods, book value of assets, capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the Consolidated Financial Statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
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

ANIXTER INTERNATIONAL INC.

We recorded the following items that impacted the comparability of the results for the last three fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
		(As revised*)	(As revised*)
Items impacting operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(37.6)	$(24.9)	$(10.6)
UK pension settlement	(9.6)	(0.4)	—
Restructuring charge	(5.4)	(8.2)	—
Acquisition and integration costs	(5.1)	(13.2)	(7.2)
Write-off of capitalized software	—	(3.1)	—
Latin America bad debt provision	(7.6)	(11.7)	—
Dilapidation provision	—	(1.7)	—
Total of items impacting operating income	$(65.3)	$(63.2)	$(17.8)
Items impacting interest expense:
Write-off of debt issuance costs	—	(0.3)	—
Total of items impacting interest expense	$—	$(0.3)	$—
Items impacting other expenses:
Foreign exchange loss	—	(3.6)	(8.0)
Extinguishment of debt	—	(0.9)	—
Acquisition financing costs	—	—	(0.3)
Total of items impacting other expenses	$—	$(4.5)	$(8.3)
Total of items impacting pre-tax income	$(65.3)	$(68.0)	$(26.1)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	18.8	27.4	8.2
(Establishment)/reversal of deferred income tax valuation allowances	(1.1)	(11.3)	6.9
Tax benefits related to prior year tax positions	3.2	—	1.9
Other tax items	—	(0.5)	—
Total of items impacting income taxes	$20.9	$15.6	$17.0
Net income impact of these items	$(44.4)	$(52.4)	$(9.1)
Diluted EPS impact of these items	$(1.32)	$(1.56)	$(0.27)
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.
The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Income by Segment:

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

ANIXTER INTERNATIONAL INC.

	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.7)	$(6.3)	$(3.9)	$—	$(24.9)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(2.4)	(3.2)	(0.1)	(2.5)	(8.2)
Acquisition and integration costs	—	—	(0.2)	(13.0)	(13.2)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(10.7)	(1.0)	—	—	(11.7)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating income	$(27.8)	$(10.5)	$(4.2)	$(20.7)	$(63.2)
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.

	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.9)	$(5.7)	$—	$—	$(10.6)
Acquisition and integration costs	(7.0)	(0.2)	—	—	(7.2)
Total of items impacting operating income	$(11.9)	$(5.9)	$—	$—	$(17.8)
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
		(As revised*)	(As revised*)
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$121.1	$96.9	$163.4
Items impacting net income from continuing operations	44.4	52.4	9.1
Net income from continuing operations - Non-GAAP	$165.5	$149.3	$172.5

Diluted EPS from continuing operations – U.S. GAAP	$3.61	$2.90	$4.90
Diluted EPS impact of these items from continuing operations	1.32	1.56	0.27
Diluted EPS from continuing operations – Non-GAAP	$4.93	$4.46	$5.17
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.
The Power Solutions and Tri-Ed acquisitions were accounted for as purchases and their results of operations are included in the Consolidated Financial Statements from the date of the acquisition. Had the acquisitions of Power Solutions and Tri-Ed been completed as of the beginning of fiscal 2014, our pro forma net sales, net income from continuing operations and diluted income per share from continuing operations would have been the following as compared to our reported results.

	As Reported		Pro Forma
	Years Ended		Years Ended
(In millions, except per share amounts)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net sales	$6,190.5	$5,507.0	$7,733.4	$7,831.0
Net income from continuing operations	$96.9	$163.4	$107.1	$180.5
Income per diluted share from continuing operations	$2.90	$4.90	$3.20	$5.41

ANIXTER INTERNATIONAL INC.

Excluding the unfavorable impact of items impacting net income from continuing operations of $52.4 million and $9.1 million in 2015 and 2014, respectively, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	As Adjusted		Pro Forma As Adjusted
	Years Ended		Years Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Income per diluted share from continuing operations	$4.46	$5.17	$5.13	$6.28
For further pro forma information regarding Power Solutions and Tri-Ed, refer to Note 3. "Business Combinations" in the Notes to the Consolidated Financial Statements.

The following represents the components of the results from discontinued operations as reflected in our Consolidated Statements of Cash Flows. There was no material activity related to discontinued operations reflected in our Consolidated Statement of Cash Flows for the year ended December 30, 2016.

	Years Ended
(In millions)	January 1, 2016	January 2, 2015
Depreciation	$1.6	$4.0
Amortization	$0.5	$1.1
Stock-based compensation	$0.6	$1.2
Capital expenditures	$1.9	$6.1
Net Sales
2016 vs. 2015

(In millions)	NSS	EES	UPS	Total
Net sales, 2016	$4,083.8	$2,103.2	$1,435.8	$7,622.8
Net sales, 2015 (As revised*)	3,968.2	1,816.5	405.8	$6,190.5
$ Change	$115.6	$286.7	$1,030.0	$1,432.3
% Change	2.9%	15.8%	nm	23.1%

Impact of Acquisition of Power Solutions	$—	$426.4	$1,116.5	$1,542.9
Net sales, 2015 (Pro Forma)	$3,968.2	$2,242.9	$1,522.3	$7,733.4

Adjusted % Change (Pro Forma)	2.9%	(6.2)%	(5.7)%	(1.4)%
Plus the % impact of:
Foreign exchange	1.0%	1.6%	0.5%	1.0%
Copper pricing	—%	1.9%	—%	0.6%
Organic (non-GAAP)	3.9%	(2.7)%	(5.2)%	0.2%
* Revised due to change in composition of our reportable segments in the first quarter of 2016.
** nm - percentages are not meaningful.
The current year had 254 billing days compared to 253 billing days in the prior year.

ANIXTER INTERNATIONAL INC.

NSS – Sales of $4,083.8 million increased 2.9% from $3,968.2 million in the prior year period. NSS organic sales increased 3.9%, adjusting for the unfavorable impact from foreign exchange, driven by growth across our North America and EMEA geographies, due to continued strength with global accounts, including with technology customers, financial institutions and service providers, partially offset by weakness in CALA. NSS security sales in the twelve months ended December 30, 2016 of $1,620.2 million, which represents 39.7% of total segment sales, increased 2.9% from the prior year period. Adjusted for the $21.3 million negative currency impact, organic security sales growth was 4.3% compared to the twelve months ended January 1, 2016.
EES – Sales of $2,103.2 million increased 15.8% from $1,816.5 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts from copper and foreign exchange. EES organic sales decreased by 2.7%, with declines across all of our geographies, reflecting weakness with industrial customers and relatively flat performance with OEM customers, along with the weakness in Latin America.
UPS – Sales were $1,435.8 million in the twelve months ended December 30, 2016, a decrease of 5.2% on an organic basis.
2015 vs. 2014

(In millions)	NSS	EES	UPS	Total
Net sales, 2015	$3,968.2	$1,816.5	$405.8	$6,190.5
Net sales, 2014	3,526.0	1,911.1	69.9	$5,507.0
$ Change	$442.2	$(94.6)	$335.9	$683.5
% Change	12.5%	(5.0)%	nm	12.4%

Impact of Acquisition of Power Solutions and Tri-Ed	$419.7	$138.0	$341.6	$899.3
Net sales, 2014 (Pro Forma)	$3,945.7	$2,049.1	$411.5	$6,406.3

Adjusted % Change (Pro Forma)	0.6%	(11.4)%	(1.4)%	(3.4)%
Plus the % impact of:
Foreign exchange	3.3%	4.0%	2.0%	3.5%
Copper pricing	—%	3.8%	0.1%	1.2%
Organic (non-GAAP)	3.9%	(3.6)%	0.7%	1.3%
* Revised due to change in composition of our reportable segments in the first quarter of 2016.
** nm - percentages are not meaningful.
There were 253 billing days in both 2015 and 2014.
NSS – Sales of $3,968.2 million in 2015 compared to $3,526.0 million in 2014, an increase of 12.5%, primarily attributable to the Tri-Ed acquisition. Excluding the $419.7 million favorable impact of Tri-Ed sales and the $131.2 million unfavorable impact from foreign exchange, NSS organic sales increased 3.9%, driven by strength in all regions. North America sales increased by 3.2% on an organic basis, led by strength in the U.S. business partially offset by continued weakness in Canada. Sales grew 14.1% and 1.5% in EMEA and Emerging Markets, respectively, on an organic basis in 2015. Record NSS security sales for the year ended January 1, 2016 of $1,574.0 million, which represented 39.7% of total segment sales, increased 39.5% from the prior year. Adjusted for the acquisition impact of Tri-Ed and the $62.2 million unfavorable impact from foreign exchange, security sales grew 5.4% on an organic basis.
EES – Sales of $1,816.5 million in 2015 compared to $1,911.1 million in 2014. Excluding the $138.0 million favorable impact of Power Solutions sales, the $81.6 million unfavorable impact from foreign exchange and the $77.1 million unfavorable impact from lower average copper prices, EES organic sales decreased by 3.6%. The decline in organic sales reflected weakness with our industrial customers, partially offset by modest growth with our OEM customers. After adjusting for pro forma Power Solutions low voltage sales and the unfavorable impact of currency and copper, organic sales in North America decreased by 2.1%, reflecting the slowdown in business with our industrial customers. EES organic sales declined 8.4% in EMEA due to a decline with both our industrial and OEM customers. Emerging Markets organic sales decreased 6.4% compared to prior year primarily due to lower project business.
UPS - Sales were $405.8 million in 2015. Excluding the $8.4 million unfavorable impact from foreign exchange and the $0.3 million unfavorable impact from lower average copper prices, UPS organic sales increased by 0.7% compared to the prior year. Sales were negatively impacted by slower sales growth in Canada and weakness in oil and gas related markets.

ANIXTER INTERNATIONAL INC.

Gross Margin
Gross margin of 20.3% in 2016 decreased from 21.7% in 2015 and 22.5% in 2014. The lower gross margin in 2016 and 2015 is primarily due to the lower margin sales attributed to the Power Solutions acquisition. The effects of lower copper prices did not impact gross margin percentages significantly in any year.
Operating Expenses
Operating expenses were $1,262.7 million, $1,072.7 million and $929.2 million in 2016, 2015 and 2014, respectively. Operating expense in 2016 includes $37.6 million of intangible asset amortization expense, $9.6 million related to the UK pension pension settlement, $5.4 million of restructuring charges, $7.6 million of Latin America bad debt provision and $5.1 million of acquisition and integration costs. Operating expense in 2015 includes $24.9 million of intangible asset amortization expense, acquisition and integration costs of $13.2 million, $8.2 million of restructuring charges, a $3.1 million write-off of capitalized software that has no ongoing economic benefit to continuing operations, $11.7 million of Latin America bad debt provision, a $1.7 million dilapidation provision related to our leasehold properties, and $0.4 million related to the pension obligations in the UK. Excluding these items, adjusted operating expenses in 2016 of $1,197.4 million, or 15.7% of sales, compares to prior year adjusted operating expense of $1,009.5 million, or 16.3% of sales. Further adjusting operating expenses for a favorable $15.4 million impact of foreign currency in the twelve months ended 2016, and including $190.5 million of pro forma Power Solutions expenses in the prior year, adjusted operating expenses would have decreased by 1.1%.

Operating Income

2016 vs. 2015

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$275.8	$97.5	$56.7	$(144.7)	$285.3
Operating income, 2015 (As revised*)	258.2	121.1	22.4	(133.9)	267.8
$ Change	$17.6	$(23.6)	$34.3	$(10.8)	$17.5
% Change	6.8%	(19.5)%	nm	(8.1)%	6.5%

Items impacting operating income in 2016	$19.7	$13.5	$17.4	$14.7	$65.3
Adjusted operating income, 2016 (Non-GAAP)	$295.5	$111.0	$74.1	$(130.0)	$350.6

Items impacting operating income in 2015 (As revised*)	$27.8	$10.5	$4.2	$20.7	$63.2
Adjusted operating income, 2015 (Non-GAAP)	$286.0	$131.6	$26.6	$(113.2)	$331.0

Adjusted % Change (Non-GAAP)	3.3%	(15.7)%	nm	(14.8)%	5.9%

Impact of Acquisition of Power Solutions	$—	$7.6	$41.0	$(10.2)	$38.4
Operating income, 2015 (Pro Forma)	$258.2	$128.7	$63.4	$(144.1)	$306.2

Adjusted % Change (Pro Forma)	6.8%	(24.2)%	(10.6)%	(0.4)%	(6.8)%
Plus the % impact of:
Foreign exchange	1.4%	1.0%	0.8%	(1.9)%	0.9%
Copper pricing	—%	7.1%	0.2%	—%	3.0%
Organic (Non-GAAP)	8.2%	(16.1)%	(9.6)%	(2.3)%	(2.9)%
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.
** nm - Percentages are not meaningful.

ANIXTER INTERNATIONAL INC.

2015 vs. 2014

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2015 (As revised*)	$258.2	$121.1	$22.4	$(133.9)	$267.8
Operating income, 2014 (As revised*)	261.1	162.5	10.9	(124.4)	310.1
$ Change	$(2.9)	$(41.4)	$11.5	$(9.5)	$(42.3)
% Change	(1.1)%	(25.5)%	nm	(7.6)%	(13.6)%

Items impacting operating income in 2015 (As revised*)	$27.8	$10.5	$4.2	$20.7	$63.2
Adjusted operating income, 2015 (Non-GAAP)	$286.0	$131.6	$26.6	$(113.2)	$331.0

Items impacting operating income in 2014 (As revised*)	$11.9	$5.9	$—	$—	$17.8
Adjusted operating income, 2014 (Non-GAAP)	$273.0	$168.4	$10.9	$(124.4)	$327.9

Adjusted % Change (Non-GAAP)	4.8%	(21.9)%	nm	9.0%	0.9%

Impact of Acquisition of Power Solutions	$19.2	$2.5	$10.6	$—	$32.3
Operating income, 2014 (Pro Forma)	$280.3	$165.0	$21.5	$(124.4)	$342.4

Adjusted % Change (Pro Forma)	(7.9)%	(26.6)%	4.3%	(7.6)%	(21.8)%
Plus the % impact of:
Foreign exchange	2.2%	1.5%	2.3%	—%	2.7%
Copper pricing	—%	9.9%	—%	—%	4.8%
Organic (Non-GAAP)	(5.7)%	(15.2)%	6.6%	(7.6)%	(14.3)%
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.
** nm - Percentages are not meaningful.

NSS – Operating income was $275.8 million, or 6.8% of sales, in 2016, compared to $258.2 million, or 6.5% of sales, in 2015 and $261.1 million, or 7.4% of sales, in 2014. The increase in operating income in 2016 compared to 2015 was primarily due to an increase in net sales, partially offset by the unfavorable impact of foreign exchange. Currency headwinds, product mix and competitive pricing pressures caused the decline in operating income from 2014 to 2015. NSS delivered adjusted operating income of $295.5 million, $286.0 million, and $273.0 million in 2016, 2015 and 2014, respectively, resulting in adjusted operating margin of 7.2% in both 2016 and 2015, and 7.7% in 2014.

EES – Operating income was $97.5 million, or 4.6% of sales, in 2016, compared to $121.1 million, or 6.7% of sales, in 2015 and $162.5 million, or 8.5% of sales, in 2014. The decrease in operating income is primarily attributable to negative copper prices, currency impact and weaker demand in oil and gas as well as the broader industries, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. The decline in operating income in 2015 versus 2014 was due to a slowdown in spending by industrial customers, combined with the unfavorable impacts of lower copper prices of approximately $0.61 per pound during the year and currency headwinds, together creating significant negative operating expense leverage. EES adjusted operating income of $111.0 million in 2016 compares to operating income of $131.6 million in 2015 and $168.4 million in 2014, resulting in adjusted operating margin of 5.3%, 7.2% and 8.8% in 2016, 2015 and 2014, respectively.

UPS - Operating income was $56.7 million, or 3.9% of sales, compared to $22.4 million, or 5.5%, in 2015 and $10.9 million, or 15.6% of sales, in 2014. The increase in operating income in 2016 is primarily attributable to the operating income contributed by the Power Solutions acquisition. UPS adjusted operating income of $74.1 million in 2016 compares to operating income of $26.6 million in 2015 and $10.9 million in 2014, resulting in adjusted operating margin of 5.2%, 6.6% and 15.6% in 2016, 2015 and 2014, respectively.

ANIXTER INTERNATIONAL INC.

Interest Expense and Other
Interest expense was $78.7 million, $63.8 million and $44.5 million in 2016, 2015 and 2014, respectively. Our weighted-average cost of borrowings was 4.8% in 2016 and 2015, and 4.7% in 2014. The increase in interest expense in 2016 results from the issuance of incremental debt used to finance the Power Solutions acquisition being outstanding for the full year compared to incremental debt being outstanding for only four months in 2015. The increase in interest expense for 2015 was due to the issuance of the Notes due 2023 in August 2015, the balances drawn on the Receivables Facility and Inventory Facility and the Canadian Term Loan in October 2015 to fund the Power Solutions acquisition, the Senior notes due 2021 ("Notes due 2021") issued in September 2014 to fund the Tri-Ed acquisition and incremental interest expense from the $200.0 million term loan received in August 2014, partially offset by the repayment of the 5.95% Senior notes due 2015 in the first quarter of 2015.
Foreign exchange and other expense was $9.1 million, $21.1 million and $16.0 million in 2016, 2015 and 2014, respectively. During 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one U.S. dollar ("USD") to approximately 673.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our Consolidated Financial Statements as we have significantly less exposure in Venezuela in 2016.
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the USD due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result of these devaluations, we recorded a foreign exchange loss of $3.6 million in 2015.
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
Due to the strengthening of the USD against certain foreign currencies, primarily in Europe and Latin America, we recorded additional foreign exchange losses of $10.8 million, $14.9 million and $8.2 million in 2016, 2015 and 2014, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded a gain on the cash surrender value of life insurance policies of $1.2 million in 2016, loss of $0.8 million in 2015 and gain of $0.8 million in 2014, respectively.
Income Taxes
The income tax provision from continuing operations for 2016 was $76.4 million compared to $86.0 million in 2015 and $86.2 million in 2014. Our effective tax rate from continuing operations was 38.7%, 47.0% and 34.5% in 2016, 2015 and 2014, respectively. Our effective tax rate for 2016 included a $3.2 million net tax benefit related to prior year tax positions, partially offset by the establishment of deferred income tax valuation allowances of $1.1 million. During 2015, we recorded $11.3 million of additional income tax expense primarily related to the establishment of deferred income tax valuation allowances and $0.5 million of other tax items. During 2014, we recorded a net tax benefit of $6.9 million primarily related to the reversal of deferred income tax valuation allowances in Europe and a net benefit of $1.9 million primarily related to closing prior tax years, partially offset by a tax cost of $1.3 million related to certain acquisition costs that were capitalized for tax purposes. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted effective tax rate in 2016 was 37.0% compared to 40.5% in 2015 and 37.4% in 2014. The change in adjusted effective tax rate was due to the change in the country mix of earnings.
As of January 2, 2015, we asserted permanent reinvestment of all non-U.S. earnings, including the non-U.S. earnings of the Fasteners business.  As a result of the disposition of the Fasteners business during February 2015, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because we repatriated to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  During the second quarter of 2015, we refined the anticipated repatriation amount and the estimated tax impact of the change in the reinvestment assertion, and we reduced the first quarter estimate by $4.9 million. Therefore, our 2015 results included, as a component of discontinued operations, $10.0 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion. As of December 30, 2016, we consider the remaining undistributed earnings of our foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded.

ANIXTER INTERNATIONAL INC.

EBITDA

2016 EBITDA by Segment:
	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$275.8	$97.5	$56.7	$(308.9)	$121.1
Interest expense	—	—	—	78.7	78.7
Income taxes	—	—	—	76.4	76.4
Depreciation	3.2	2.7	4.2	17.8	27.9
Amortization of intangible assets	14.1	8.5	15.0	—	37.6
EBITDA	$293.1	$108.7	$75.9	$(136.0)	$341.7

Total of items impacting operating income*	$5.6	$5.0	$2.4	$14.7	$27.7
Foreign exchange and other non-operating expense	—	—	—	9.1	9.1
Stock-based compensation	1.8	1.0	1.4	12.3	16.5
Adjusted EBITDA	$300.5	$114.7	$79.7	$(99.9)	$395.0

* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

2015 EBITDA by Segment (As revised*):
	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$258.2	$121.1	$22.4	$(304.8)	$96.9
Interest expense	—	—	—	63.8	63.8
Income taxes	—	—	—	86.0	86.0
Depreciation	3.6	1.4	1.2	16.0	22.2
Amortization of intangible assets	14.7	6.3	3.9	—	24.9
EBITDA	$276.5	$128.8	$27.5	$(139.0)	$293.8

Total of items impacting operating income**	$13.1	$4.2	$0.3	$20.7	$38.3
Foreign exchange and other non-operating expense	—	—	—	21.1	21.1
Stock-based compensation	1.9	1.3	0.1	10.6	13.9
Adjusted EBITDA	$291.5	$134.3	$27.9	$(86.6)	$367.1

* Revised due to change in composition of our reportable segments in the first quarter of 2016.
** Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

2014 EBITDA by Segment (As revised*):
	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$261.1	$162.5	$10.9	$(271.1)	$163.4
Interest expense	—	—	—	44.5	44.5
Income taxes	—	—	—	86.2	86.2
Depreciation	3.0	1.2	—	15.8	20.0
Amortization of intangible assets	4.9	5.7	—	—	10.6
EBITDA	$269.0	$169.4	$10.9	$(124.6)	$324.7

Total of items impacting operating income**	$7.0	$0.2	$—	$—	$7.2
Foreign exchange and other non-operating expense	—	—	—	16.0	16.0
Stock-based compensation	1.7	1.3	—	9.6	12.6
Adjusted EBITDA	$277.7	$170.9	$10.9	$(99.0)	$360.5

* Revised due to change in composition of our reportable segments in the first quarter of 2016.
** Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.
NSS - NSS adjusted EBITDA of $300.5 million in 2016 compares to $291.5 million in 2015 and $277.7 million in 2014. The increase in adjusted EBITDA in 2016 compared to 2015 was due to product and customer mix. The year-over-year increase in 2015 adjusted EBITDA reflects strong sales growth and effective expense control.
EES - EES adjusted EBITDA of $114.7 million in 2016 compares to $134.3 million in 2015 and $170.9 million in 2014. The decrease in adjusted EBITDA in 2016 compared to 2015 was due to the unfavorable impacts of lower copper prices combined with the overall weaker industrial environment. The year-over year decrease in 2015 adjusted EBITDA was due to a slowdown in spending by industrial customers, combined with the unfavorable impacts of lower copper prices and currency headwinds, together creating significant negative operating expense leverage.
UPS - UPS adjusted EBITDA of $79.7 million in 2016 compares to $27.9 million in 2015 and $10.9 million in 2014. The increase in adjusted EBITDA in 2016 compared to 2015 and 2014 is due to the Power Solutions acquisition.
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
Net cash provided by operations was $278.8 million in 2016, which compares to $91.9 million of cash provided by operations in 2015. The increase reflects an improvement in working capital efficiencies. Net cash provided by operations in 2015 of $91.9 million compares to $104.2 million in 2014. The decrease in net cash provided by operations in 2015 compared to 2014 reflects a decline in earnings, which includes a $40.0 million non-cash net gain from the sale of Fasteners, partially offset by an improvement in working capital efficiency.

ANIXTER INTERNATIONAL INC.

Net cash used in investing activities was $37.3 million in 2016, primarily related to capital expenditures. This compares to net cash used in investing activities of $479.3 million in 2015, which included $824.7 million for the acquisition of Power Solutions and $28.6 million for capital expenditures, partially offset by $371.8 million of net cash proceeds from the sale of the Fasteners business. Net cash used in investing activities was $458.7 million in 2014 which included $418.4 million for the acquisition of Tri-Ed and $40.3 million for capital expenditures. Capital expenditures are expected to be approximately $35 - $40 million in 2017 as we continue to invest in the warehouse equipment, information system upgrades and integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $273.0 million in 2016 compared to net cash provided by financing activities of $449.8 million and $385.7 million in 2015 and 2014, respectively. During 2016, we had net repayments from our revolving lines of credit of $191.4 million and a repayment of our Canadian term loan of $83.7 million. During 2015, we received net proceeds of $326.1 million from our revolving lines of credit, $345.6 million from the issuance of the Notes due 2023 and $229.1 million from the issuance of the Canadian Term Loan, partially offset by repayments of borrowings under the $200.0 million term loan, the repayment of our Senior notes due 2015, which had a maturity value of $200.0 million, and repayments of borrowings under the Canadian Term Loan of $45.1 million. During 2014, we received proceeds of $200.0 million and $394.0 million from the $200.0 million term loan and issuance of the Senior notes due 2021, respectively. Additionally, we had net repayments of borrowings on revolving lines of credit of $183.8 million, a $1.2 million repayment of the $200.0 million term loan along with the repayment of our Senior notes due 2014 which had a maturity value of $32.3 million.
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
At December 30, 2016, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At December 30, 2016, there was $197.1 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.

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

In connection with the entry into the Receivables Facility, on October 5, 2015, Anixter Inc. and ARC entered into a Third Amended and Restated Receivables Sale Agreement (the "Amended and Restated RSA"), which amended and restated the existing Second Amended and Restated Sales Agreement. The purpose of the Amended and Restated RSA is (i) to reflect the entry into the Receivables Facility and the termination of the RPA; and (ii) to include in the receivables sold by Anixter Inc. to ARC receivables originated by Tri-Northern Holdings, Inc. and its subsidiaries (collectively, the "Tri-Ed Subsidiaries") and subsidiaries acquired in the Power Solutions acquisition (the "Power Solutions Subsidiaries").

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

ANIXTER INTERNATIONAL INC.

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

The Canadian Term Loan has a five-year maturity. The drawn pricing will range from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortizes 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5. Due to our prepayment of the Canadian Term Loan, no amortization is required before the loan's maturity in 2020.

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
We continue to have a strong focus on improving our margin, cost structure and working capital efficiency. Our capital allocation priorities include achieving our debt-to-capital target range of 45 - 50% by the second half of 2017, from the strong free cash flow we expect to generate from our repositioned platform as evidenced by this debt-to-capital ratio decreasing from 58.2% at January 1, 2016 to 51.6% at December 30, 2016.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 6. "Debt" in the Notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

Contractual Cash Obligations and Commitments
At the end of fiscal 2016, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

(In millions)	Payments due by period
	2017	2018	2019	2020	2021	Beyond 2021	Total
Debt [a]	$3.5	$—	$347.7	$292.5	$395.7	$346.3	$1,385.7
Contractual Interest [b]	68.3	67.6	54.4	45.9	34.6	22.5	293.3
Purchase Obligations [c]	523.2	6.1	26.1	0.2	2.3	—	557.9
Operating Leases	64.5	57.8	43.3	33.9	27.1	43.1	269.7
Deferred Compensation Liability [d]	4.9	4.9	3.2	3.1	3.2	26.3	45.6
Pension Plans [e]	17.4	—	—	—	—	—	17.4
Total Obligations	$681.8	$136.4	$474.7	$375.6	$462.9	$438.2	$2,569.6
Liabilities related to unrecognized tax benefits of $3.5 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $95.6 million at December 30, 2016, which are subject to various provisions of each respective country. Approximately $80.4 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2017 and 2026. See Note 8. "Income Taxes" in the Notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The Canadian Term Loan requires principal payments of $95.4 million in 2020 upon maturity of the loan due to our prepayments of $83.7 million and $45.1 million in 2016 and 2015, respectively. The Notes due 2019, the Notes due 2021 and the Notes due 2023 require payments upon retirement of $350.0 million in 2019, $400.0 million in 2021 and $350.0 million in 2023, respectively. The $197.1 million outstanding on our revolving lines of credit requires payment in 2020.

(b)	Interest payments on debt outstanding at December 30, 2016 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at December 30, 2016.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2016, the deferred compensation liability was $45.6 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At December 30, 2016, the cash surrender value of these company-owned life insurance policies was $35.9 million.

(e)
The majority of our various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 30, 2016 the current portion of our net pension liability of $69.1 million was $0.9 million. We currently estimate that we will contribute $17.4 million to our foreign and domestic pension plans in 2017, which includes $0.9 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2017.

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

ANIXTER INTERNATIONAL INC.

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
Allowance for Doubtful Accounts
At December 30, 2016 and January 1, 2016, we reported net accounts receivable of $1,353.2 million and $1,326.4 million, respectively. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $43.6 million and $37.5 million at the end of 2016 and 2015, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

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
Inventory Obsolescence
At December 30, 2016 and January 1, 2016, we reported inventory of $1,178.3 million and $1,182.6 million, respectively (net of inventory reserves of $48.3 million and $42.4 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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

ANIXTER INTERNATIONAL INC.

The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2016, 2015 and 2014, we reviewed rates of return on relevant market indices and concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.
In the fourth quarter of 2016, the Anixter Inc. Pension Plan was amended to allow for the benefits of certain retirees or beneficiaries to be transferred to a third-party annuity provider. We paid $10.5 million of additional contributions into the plan using excess cash from operations to fund the contributions. The plan purchased a $10.5 million annuity contract with a third-party insurance carrier and transferred the related pension obligations to the carrier. The funding of the premiums did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2016.
In the fourth quarter of 2015, we commenced settlement of the liabilities of one of our Europe pension plans. At that time, we entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, we terminated the buy-in policy and entered into an agreement for issuance of a buy-out policy and settled the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the settlement and are reflected in our Consolidated Statement of Comprehensive Income (Loss).
In the third quarter of 2015, we took two actions related to the Anixter Inc. Pension Plan in the U.S.. First, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. The total expense related to the amendment was $0.8 million. Second, we amended the Anixter Inc. Pension Plan in the U.S. to allow for terminated Fasteners employees to become immediately vested, if they were hired before February 12, 2015 and are not already fully vested. Furthermore, the amendment allows for employees who were terminated in connection with the sale of the Fastener business, the one-time option to receive a cash payout of their vested benefits. This resulted in $10.2 million of additional contributions paid by us using excess cash from operations to fund $10.2 million of payments. The funding of the cash payments did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2015.
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
Effective December 31, 2013, we froze benefits provided under the Anixter Inc. Pension Plan to employees hired before June 1, 2004. These employees are covered under the personal retirement account pension formula described above for non-union domestic employees hired or rehired before July 1, 2015.
In 2014, we adopted new U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuaries' recent mortality experience study and reflected future mortality improvements based on the Social Security's expectations. In 2015 and 2016, the the Society of Actuaries released new mortality improvement projection scales. As a result, we again updated U.S. mortality improvement assumptions in 2015 and 2016 for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. For the 2016 year end, we moved to the Society of Actuaries mortality improvement scale for improvements beyond the measurement date. The updated U.S. mortality assumptions resulted in a decrease of $0.8 million and $1.9 million to the benefit obligation as of the end of 2016 and 2015, respectively, prior to reflecting the discount rate change.
We recognized net periodic cost of $20.8 million in 2016, $11.1 million in 2015 and $4.6 million in 2014. The increase in pension cost in 2016 is primarily due to the amendments to the U.S. pension plan described above and the impact of the increase in the consolidated weighted average discount rate from 3.79% in 2015 to 3.98% in 2016.

ANIXTER INTERNATIONAL INC.

A significant element in determining our net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2016, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.50%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2016. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 11.9% in 2016 and an actual loss of approximately 1.9% in 2015. The fair value of plan assets is $412.7 million at the end of fiscal 2016, compared to $446.2 million at the end of fiscal 2015. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
At December 30, 2016 and January 1, 2016, we determined the consolidated weighted-average discount rate of all plans to be 3.73% and 3.98%, respectively, and used these rates to measure the pension benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to the purchase of annuities by our U.S. and Europe plans, the PBO decreased to $481.8 million at the end of fiscal 2016 from $516.1 million at the end of fiscal 2015. Our consolidated net unfunded status was $69.1 million at the end of fiscal 2016 compared to $69.9 million at the end of 2015.
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
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2017 pension expense of approximately $3.5 million and an increase in the projected benefit obligations at December 30, 2016 of $45.3 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2017 expense of approximately $2.1 million.
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

ANIXTER INTERNATIONAL INC.

During the fourth quarter, we performed an interim goodwill impairment assessment for our NSS, EES and UPS reporting units. The estimated fair values of our NSS and UPS reporting units were at least 10% greater than their respective carrying values. Our EES reporting unit with goodwill of $181.0 million had a fair value that was less than 10% over its carrying value. In performing our quantitative assessment for this reporting unit, under the income approach, we used revenue growth rates of 4.8% to 6.1%, a terminal growth rate of 3.0% and a discount rate of 10.0%. Management believes that the terminal growth rate is supported by our historical growth rate, near-term projections and long-term expected market growth. The discount rate reflects marketplace participants' cost of capital. Had we used a discount rate that was 60 basis points higher or a terminal growth rate that was 80 basis points lower than those assumed, the fair value of this reporting unit would have continued to exceed its carrying amount. Had we more heavily weighed the market approach in estimating the fair value of this reporting unit, the excess fair value over the carrying amount would have increased.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. During the fourth quarter, our market capitalization exceeded our book value and there were no impairment losses identified as a result of our interim test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of future results.
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
Deferred Tax Assets
At December 30, 2016 and January 1, 2016, our valuation allowance for deferred tax assets was $20.7 million and $24.0 million, respectively. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
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
As of December 30, 2016, the aggregate amount of global uncertain unrecognized tax benefits and related interest and penalties recorded was approximately $6.5 million, of which $2.9 million was acquired in connection with the Power Solutions acquisition and is fully indemnified by the seller and offset by an indemnification asset recorded on the balance sheet. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
New Accounting Pronouncements
For information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.

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
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 30, 2016 and January 1, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $114.8 million and $196.1 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at December 30, 2016 and January 1, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $90.9 million and $132.8 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $15.7 million and $16.8 million loss in fiscal 2016 and 2015, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.
Venezuela Foreign Exchange
Our functional currency for financial reporting purposes in Venezuela is the USD. In prior years, inventory is sourced from vendors in the U.S. (including Anixter Inc., the parent company of the Venezuelan subsidiary) and paid for in USD, while sales to customers are invoiced and collected in the local bolivar currency. Local government restrictions have made it increasingly difficult to transfer cash out of Venezuela. To prevent having further cash trapped in Venezuela and reduce our exposure to the bolivar we now export to customers located in Venezuela. These export sales are invoiced and payable to us in USD.
In the first quarter of 2014, the Venezuelan government changed its policies regarding the bolivar, which required us to use the SICAD rate of 49.0 bolivars to one USD to repatriate cash from Venezuela. As a result of this change, we recorded a $6.9 million pre-tax foreign exchange loss in the first quarter of 2014.

ANIXTER INTERNATIONAL INC.

In the first quarter of 2015, the Venezuelan government changed its policy again regarding the bolivar, which required us to use the SIMADI a "completely free floating" rate. As a result, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD in the year ended January 1, 2016. Due to this devaluation, we recorded a foreign exchange loss of $0.7 million for the year ended January 1, 2016. During 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 673.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our Consolidated Financial Statements as we have significantly less exposure in Venezuela in 2016.
Argentina Foreign Exchange
Our functional currency for financial reporting purposes in Argentina is USD. Inventory is sourced from vendors in the U.S. (including Anixter Inc., the parent company of the Argentina subsidiary) and paid for in USD. Sales to customers are invoiced in the local peso currency and pesos are collected from customers to settle outstanding receivables.
In the first quarter of 2014, the Argentine peso was devalued from 6.5 pesos to one USD to approximately 8.0 pesos to one USD after the central bank scaled back its intervention in a bid to preserve USD cash reserves. As a result of the devaluation, we recorded a $1.1 million pre-tax foreign exchange loss in the first quarter of 2014.
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the USD due to the loosening of currency controls, resulting in a pre-tax foreign exchange loss of $2.9 million.
Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy.
The carrying value of our fixed-rate debt (specifically, Notes due 2023, Notes due 2021, and Notes due 2019) was $1,089.7 million and $1,087.5 million at December 30, 2016 and January 1, 2016, respectively. The fair value of the fixed-rate debt instruments was $1,435.6 million and $1,669.5 million at December 30, 2016 and January 1, 2016, respectively. Our Notes due 2023, Notes due 2021 and Notes due 2019 bear interest at fixed rates of 5.50%, 5.125% and 5.625%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the fixed-rate debt would decrease by 1.6% and 2.2% at December 30, 2016 and January 1, 2016, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 1.7% and 2.4% at December 30, 2016 and January 1, 2016, respectively.
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

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "intend," "anticipate," "contemplate," "estimate," "plan," "project," "should," "may," "will," or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. "Risk Factors." The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 34 to 78 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Anixter International Inc.:
We have audited the accompanying consolidated balance sheets of Anixter International Inc. as of December 30, 2016 and January 1, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anixter International Inc. at December 30, 2016 and January 1, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anixter International Inc.’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
(In millions, except per share amounts)
Net sales	$7,622.8	$6,190.5	$5,507.0
Cost of goods sold	6,074.8	4,850.0	4,267.7
Gross profit	1,548.0	1,340.5	1,239.3
Operating expenses	1,262.7	1,072.7	929.2
Operating income	285.3	267.8	310.1
Other expense:
Interest expense	(78.7)	(63.8)	(44.5)
Other, net	(9.1)	(21.1)	(16.0)
Income from continuing operations before income taxes	197.5	182.9	249.6
Income tax expense from continuing operations	76.4	86.0	86.2
Net income from continuing operations	121.1	96.9	163.4
(Loss) income from discontinued operations before income taxes	(0.1)	11.9	45.2
(Loss) gain on sale of business	(0.7)	41.0	—
Income tax (benefit) expense from discontinued operations	(0.2)	22.2	13.8
Net (loss) income from discontinued operations	(0.6)	30.7	31.4
Net income	$120.5	$127.6	$194.8
Income (loss) per share:
Basic:
Continuing operations	$3.63	$2.92	$4.95
Discontinued operations	(0.02)	0.92	0.95
Net income	$3.61	$3.84	$5.90
Diluted:
Continuing operations	$3.61	$2.90	$4.90
Discontinued operations	(0.02)	0.91	0.94
Net income	$3.59	$3.81	$5.84
Basic weighted-average common shares outstanding	33.4	33.2	33.0
Effect of dilutive securities:
Stock options and units	0.2	0.2	0.3
Diluted weighted-average common shares outstanding	33.6	33.4	33.3

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
(In millions)
Net income	$120.5	$127.6	$194.8
Other comprehensive loss:
Foreign currency translation	(11.9)	(82.9)	(59.5)
Changes in unrealized pension cost, net of tax	(8.5)	(9.5)	(51.8)
Changes in fair market value of derivatives, net of tax	—	(0.1)	(0.1)
Other comprehensive loss	(20.4)	(92.5)	(111.4)
Comprehensive income	$100.1	$35.1	$83.4

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2016	January 1, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$115.1	$151.3
Accounts receivable, net	1,353.2	1,326.4
Inventories	1,178.3	1,182.6
Other current assets	41.9	67.5
Total current assets	2,688.5	2,727.8
Property and equipment, at cost	343.4	346.4
Accumulated depreciation	(203.1)	(214.6)
Property and equipment, net	140.3	131.8
Goodwill	764.6	756.5
Intangible assets, net	415.4	453.8
Other assets	84.8	72.1
Total assets	$4,093.6	$4,142.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006.0	$905.6
Accrued expenses	257.9	250.6
Total current liabilities	1,263.9	1,156.2
Long-term debt	1,378.8	1,642.9
Other liabilities	158.7	163.5
Total liabilities	2,801.4	2,962.6
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,437,882 and 33,278,130 shares issued and outstanding at December 30, 2016 and January 1, 2016, respectively	33.4	33.3
Capital surplus	261.8	249.2
Retained earnings	1,247.9	1,127.4
Accumulated other comprehensive loss:
Foreign currency translation	(153.9)	(142.0)
Unrecognized pension liability, net	(97.0)	(88.5)
Total accumulated other comprehensive loss	(250.9)	(230.5)
Total stockholders’ equity	1,292.2	1,179.4
Total liabilities and stockholders’ equity	$4,093.6	$4,142.0
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
(In millions)
Operating activities:
Net income	$120.5	$127.6	$194.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense of $17.3 in 2015	—	(40.0)	—
Depreciation	27.9	23.8	24.0
Amortization of intangible assets	37.6	25.4	11.7
Stock-based compensation	16.5	14.5	13.8
Deferred income taxes	0.7	5.9	25.7
Accretion of debt discount	2.2	1.8	2.3
Amortization of deferred financing costs	2.4	2.0	—
Pension plan contributions	(29.0)	(37.7)	(16.8)
Pension plan expenses	20.8	11.4	4.6
Loss on extinguishments of debt	—	0.9	—
Excess income tax benefit from employee stock plans	(0.3)	(0.6)	(5.8)
Changes in current assets and liabilities, net
Accounts receivable	(32.6)	(5.9)	(102.9)
Inventories	(5.8)	(54.0)	(49.6)
Accounts payable	102.4	(15.3)	54.9
Other current assets and liabilities, net	21.8	31.1	(49.0)
Other, net	(6.3)	1.0	(3.5)
Net cash provided by operating activities	278.8	91.9	104.2
Investing activities:
Acquisitions of businesses, net of cash acquired	(4.7)	(822.5)	(418.4)
Proceeds from sale of business	—	371.8	—
Capital expenditures, net	(32.6)	(28.6)	(40.3)
Net cash used in investing activities	(37.3)	(479.3)	(458.7)
Financing activities:
Proceeds from borrowings	1,136.5	1,442.6	1,550.4
Repayments of borrowings	(1,327.9)	(1,116.5)	(1,734.2)
Proceeds from issuance of Notes due 2023	—	345.6	—
Proceeds from issuance of Canadian Term Loan	—	229.1	—
Repayments of Canadian term loan	(83.7)	(45.1)	—
Retirement of Notes due 2015	—	(200.0)	—
Repayment of term loan	—	(198.8)	(1.2)
Proceeds from issuance of term loan	—	—	200.0
Proceeds from issuance of Notes due 2021	—	—	394.0
Retirement of Notes due 2014	—	—	(32.3)
Deferred financing costs	—	(6.7)	(2.3)
Proceeds from stock options exercised	2.4	—	7.2
Excess income tax benefit from employee stock plans	0.3	0.6	5.8
Other, net	(0.6)	(1.0)	(1.7)
Net cash (used in) provided by financing activities	(273.0)	449.8	385.7
(Decrease) increase in cash and cash equivalents	(31.5)	62.4	31.2
Effect of exchange rate changes on cash balances	(4.7)	(3.1)	3.5
Cash and cash equivalents at beginning of period	151.3	92.0	57.3
Cash and cash equivalents at end of period	$115.1	$151.3	$92.0
Cash paid for interest	75.7	56.1	37.6
Cash paid for taxes	63.4	103.5	117.0
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at January 3, 2014	32.9	$32.9	$216.3	$804.8	$(26.6)	$1,027.4
Net income	—	—	—	194.8	—	194.8
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(59.5)	(59.5)
Changes in unrealized pension cost, net of tax of $24.3	—	—	—	—	(51.8)	(51.8)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	13.8	—	—	13.8
Issuance of common stock and related tax benefits	0.2	0.2	8.1	—	—	8.3
Balance at January 2, 2015	33.1	$33.1	$238.2	$999.7	$(138.0)	$1,133.0
Net income	—	—	—	127.6	—	127.6
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(82.9)	(82.9)
Changes in unrealized pension cost, net of tax of $2.3	—	—	—	—	(9.5)	(9.5)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	14.8	—	—	14.8
Issuance of common stock and related tax benefits	0.2	0.2	(3.8)	—	—	(3.6)
Balance at January 1, 2016	33.3	$33.3	$249.2	$1,127.4	$(230.5)	$1,179.4
Net income	—	—	—	120.5	—	120.5
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(11.9)	(11.9)
Changes in unrealized pension cost, net of tax of $2.1	—	—	—	—	(8.5)	(8.5)
Stock-based compensation	—	—	16.5	—	—	16.5
Issuance of common stock and related tax benefits	0.1	0.1	(3.9)	—	—	(3.8)
Balance at December 30, 2016	33.4	$33.4	$261.8	$1,247.9	$(250.9)	$1,292.2
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
Basis of presentation: The Consolidated Financial Statements include the accounts of Anixter International Inc. and its subsidiaries. Our fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2016, 2015 and 2014. Certain prior period amounts have been reclassified to conform to the current year presentation.
In 2015, we sold the OEM Supply - Fasteners ("Fasteners") business, as described in Note 2. "Discontinued Operations". The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in our Consolidated Financial Statements, and all prior periods have been revised to reflect this classification.
In the fourth quarter of 2015, in connection with the acquisition of Power Solutions, we renamed our legacy Enterprise Cabling and Security Solutions segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into our historical Electrical and Electronic Wire and Cable ("W&C") segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions formed the Utility Power Solutions ("UPS") segment.
Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant estimates include allowance for doubtful accounts, inventory obsolescence, pension obligations, goodwill and indefinite-lived intangible assets, deferred tax assets and uncertain tax positions.
Cash and cash equivalents: Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value.
Receivables and allowance for doubtful accounts: We carry our accounts receivable at their face amounts less an allowance for doubtful accounts, which was $43.6 million and $37.5 million at the end of 2016 and 2015, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $20.1 million, $25.8 million and $11.4 million in 2016, 2015 and 2014, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
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
At December 30, 2016 and January 1, 2016, we reported inventory of $1,178.3 million and $1,182.6 million, respectively (net of inventory reserves of $48.3 million and $42.4 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors

•	Price protection from vendors

•	Expected future usage

•	Whether or not a customer is obligated by contract to purchase the inventory

•	Current market pricing

•	Historical consumption experience

•	Risk of obsolescence

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.
Property and equipment: At December 30, 2016, net property and equipment consisted of $101.9 million of equipment and computer software, $36.0 million of buildings and leasehold improvements and $2.4 million of land. At January 1, 2016, net property and equipment consisted of $90.4 million of equipment and computer software, $40.6 million of buildings and leasehold improvements and $0.8 million of land. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 20 years. Buildings are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 7 to 40 years. Leasehold improvements are depreciated over the useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to continuing operations, including an immaterial amount of capital lease depreciation, was $27.9 million, $22.2 million and $20.0 million in 2016, 2015 and 2014, respectively.
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
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and we have committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 30, 2016 and January 1, 2016, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $57.7 million and $49.5 million, respectively. Amortization expense charged to continuing operations for capitalized costs was $3.7 million, $2.8 million and $2.5 million in 2016, 2015 and 2014, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2016, 2015 and 2014 were $0.7 million, $1.2 million and $0.8 million, respectively.
Goodwill: We evaluate goodwill for impairment annually at the beginning of the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During the fourth quarter, we performed an interim goodwill impairment assessment for our NSS, EES and UPS reporting units. Although all of our reporting units have fair values that currently exceed the underlying carrying values, the margin of fair value over carrying value of our NSS and UPS reporting units were greater than 10%, while the fair value of our EES reporting unit was less than 10% over its carrying value due to the combined effects of the weaker industrial economy and lower commodity prices on a year over year basis. As a result, this unit is more susceptible to impairment risk from further adverse macroeconomic conditions. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the EES reporting unit.
Intangible assets: As of December 30, 2016 and January 1, 2016, our intangible asset balances are as follows:

		December 30, 2016		January 1, 2016
(In millions)	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$458.5	$(80.1)	$461.4	$(48.4)
Exclusive supplier agreement	21	22.1	(2.4)	22.0	(1.6)
Trade names	3-10	12.6	(7.5)	13.3	(5.8)
Trade names	Indefinite	10.6	—	10.6	—
Non-compete agreements	1-5	6.2	(4.6)	4.5	(2.2)
Total		$510.0	$(94.6)	$511.8	$(58.0)
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible amortization expense is expected to average $31.8 million per year for the next five years, of which $16.2 million and $11.9 million relate to intangible assets recorded for the Power Solutions and Tri-Ed acquisitions, respectively. See Note 3. "Business Combinations" for further details. Our definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.
Other, net: The following represents the components of "Other, net" as reflected in the Consolidated Statements of Income:

	Twelve Months Ended
(In millions)	December 30, 2016	January 1, 2016	January 2, 2015
Other, net:
Foreign exchange	$(10.8)	$(14.9)	$(8.2)
Foreign exchange devaluations	—	(3.6)	(8.0)
Cash surrender value of life insurance policies	1.2	(0.8)	0.8
Other	0.5	(1.8)	(0.6)
Total other, net	$(9.1)	$(21.1)	$(16.0)
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the U.S. dollar ("USD") due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy again regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD in the year ended January 1, 2016. Due to these devaluations, we recorded a foreign exchange loss of $3.6 million for the year ended January 1, 2016. During 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 673.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. This devaluation did not have a material impact on our Consolidated Financial Statements as we have significantly less exposure in Venezuela in 2016.
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
Due to the strengthening of the USD against certain foreign currencies, primarily in Europe and Latin America, we recorded additional foreign exchange losses of $10.8 million, $14.9 million and $8.2 million in 2016, 2015 and 2014, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not hedge 100% of our foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At December 30, 2016 and January 1, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 30, 2016 and January 1, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $114.8 million and $196.1 million, respectively. At December 30, 2016 and January 1, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $90.9 million and $132.8 million, respectively. While all of our foreign currency forward contracts are subject to master netting arrangements with our counterparties, we present our assets and liabilities related to derivative instruments on a gross basis within the Consolidated Balance Sheets. The gross fair value of our derivative assets and liabilities are immaterial.
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
Revenue recognition: Sales to customers, resellers and distributors and related cost of sales are recognized upon transfer of title, which generally occurs upon shipment of products, when the price is fixed and determinable and when collectability is reasonably assured. Revenue is recorded net of sales taxes, customer discounts, rebates and similar charges. We also establish a reserve for returns and credits provided to customers in certain instances. The reserve is established based on an analysis of historical experience and was $34.9 million and $29.1 million at December 30, 2016 and January 1, 2016, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $12.4 million, $13.2 million and $12.6 million in 2016, 2015 and 2014, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.
Shipping and handling fees and costs: We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in "Operating expenses" on the Consolidated Statements of Income, which were $113.9 million, $102.7 million and $99.5 million in 2016, 2015 and 2014, respectively.
Stock-based compensation: We measure the cost of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.
Accumulated other comprehensive loss: We accumulate unrealized gains and losses in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive loss" on the Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to our defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income.
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
Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on available evidence. We recognize the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position.

Net income per share: Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
We had 0.2 million in 2016 and 2015 and 0.3 million in 2014, of additional shares related to stock options and stock units included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. We exclude antidilutive stock options and units from the calculation of weighted-average shares for diluted earnings per share. For 2016, 2015 and 2014, the antidilutive stock options and units were immaterial.
Recently issued and adopted accounting pronouncements: In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides specific guidance on cash flow classification issues that are not currently addressed by U.S. Generally Accepted Accounting Principles and thereby reduces the current diversity in practice. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-15 as of September 30, 2016 on a retrospective basis for all cash flow statement periods presented. The adoption of this standard had no impact on the Company's previously reported cash flows.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. The  core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle, and in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance provides for two transition methods: a full retrospective approach and a modified retrospective approach.  We will adopt the new revenue recognition guidance in the first quarter of our fiscal year 2018 and anticipate utilizing the modified retrospective method of adoption. We are continuing to evaluate the impact of this guidance on our consolidated results of operations and financial condition. We have developed a multi-phase plan to assess the impact of adoption on our material revenue streams, evaluate the new disclosure requirements, and identify and implement appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. We are currently in the process of completing our initial analysis and performing detailed reviews of significant contracts to determine any adjustments necessary to existing accounting policies and to support an evaluation of the impact on our results of operations and financial condition.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The guidance modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, our Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business.  On February 11, 2015, through our wholly-owned subsidiary Anixter Inc., we entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. We closed the sale of the Fasteners business to AIP, excluding certain foreign locations which we subsequently sold, on June 1, 2015 and settled all net working capital adjustments relating to these entities in the fourth quarter of 2015. We received cash of $371.8 million on the sale of the Fasteners business. Including transaction related costs of $16.4 million, the sale resulted in a pre-tax gain of $40.3 million ($23.3 million, net of tax).

The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in our Consolidated Financial Statements. Current assets of discontinued operations are presented within "Other current assets" in the Consolidated Balance Sheets. Current and long-term liabilities of discontinued operations are presented within "Accrued expenses" and "Other liabilities," respectively, in the Consolidated Balance Sheets. The components of the results from discontinued operations reflected in our Consolidated Statements of Cash Flows were immaterial.

We allocated interest costs to discontinued operations as a result of the sale of the Fasteners business. There were no allocated interest costs in the year ended December 30, 2016. The allocated interest costs were $1.1 million and $3.6 million in the twelve months ended January 1, 2016 and January 2, 2015, respectively. This represents the amount of interest costs not directly attributable to our other operations that would not have been incurred if we had the proceeds from the sale of the Fasteners business at the beginning of the period.

In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million and special termination benefit costs of $0.3 million in 2015.

The following represents the components of the results from discontinued operations as reflected in our Consolidated Statements of Income:

	Twelve Months Ended
(In millions)	December 30, 2016	January 1, 2016	January 2, 2015
Net sales	$1.7	$405.9	$938.5
Operating (loss) income	$(0.2)	$14.2	$50.8
(Loss) income from discontinued operations before income taxes	$(0.1)	$11.9	$45.2
(Loss) gain on sale of discontinued operations	$(0.7)	$41.0	$—
Income tax (benefit) expense from discontinued operations	$(0.2)	$22.2	$13.8
Net (loss) income from discontinued operations	$(0.6)	$30.7	$31.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As reflected on our Consolidated Balance Sheets as of December 30, 2016 and January 1, 2016, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	December 30, 2016	January 1, 2016
Assets of discontinued operations:
Accounts receivable	$0.1	$2.6
Inventories	—	1.2
Other current assets	0.1	—
Total assets of discontinued operations	$0.2	$3.8

Liabilities of discontinued operations:
Accounts payable	$0.2	$1.3
Accrued expenses	2.2	4.0
Other liabilities	—	1.7
Total liabilities of discontinued operations	$2.4	$7.0

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
The following table sets forth the final purchase price allocation, as of the acquisition date, for Power Solutions. The purchase price allocation, including the valuation of the acquired leases, intangible assets and related deferred tax liabilities was completed in the third quarter of 2016.

(In millions)
Cash	$11.7
Current assets, net	560.1
Property and equipment, net	30.6
Goodwill	194.8
Intangible assets	280.9
Non-current assets	5.6
Current liabilities	(234.1)
Non-current liabilities	(8.5)
Total purchase price	$841.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Power Solutions goodwill of $35.4 million and $159.4 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of our expected future product sales and synergies from combining Power Solutions products with our existing product offerings. Other than $81.0 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

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

(In millions)
Cash	$11.6
Current assets, net	203.9
Property and equipment, net	2.7
Goodwill	242.2
Intangible assets	166.8
Current liabilities	(143.3)
Non-current liabilities	(56.1)
Total purchase price	$427.8
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Since the date of acquisition, the Tri-Ed results are reflected in our Consolidated Financial Statements.
Pro Forma Information

The following unaudited pro forma information shows our results of operations as if the acquisitions of Power Solutions and Tri-Ed had been completed as of the beginning of fiscal 2014. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing for the acquisition, depreciation and amortization of tangible and intangible assets recognized as part of the business combinations, related income taxes and various other costs which would not have been incurred had we, Power Solutions and Tri-Ed operated as a combined entity (i.e., management fees paid by Power Solutions and Tri-Ed to their former owners).

	Twelve Months Ended
(In millions, except per share amounts)	January 1, 2016	January 2, 2015
Net sales	$7,733.4	$7,831.0
Net income from continuing operations	$107.1	$180.5
Income per share from continuing operations:
Basic	$3.22	$5.46
Diluted	$3.20	$5.41

NOTE 4.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 30, 2016	January 1, 2016
(In millions)
Salaries and fringe benefits	$105.2	$87.5
Other accrued expenses	150.3	157.8
Total accrued expenses	$255.5	$245.3

NOTE 5.  RESTRUCTURING CHARGES
We consider restructuring activities to be programs whereby we fundamentally change our operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with our restructuring activities:

	Restructuring Activity
	Q2 2016 Plan		Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 2, 2015	$—	$—	$—	$—	$—	$0.8	$—	$0.8
Charges	—	—	3.2	0.2	4.8	—	8.0	0.2
Payments and other	—	—	(0.2)	—	(3.8)	(0.4)	(4.0)	(0.4)
Balance at January 1, 2016	$—	$—	$3.0	$0.2	$1.0	$0.4	$4.0	$0.6
Charges	4.3	1.5	(0.4)	—	—	—	3.9	1.5
Payments and other	(2.4)	(0.3)	(1.3)	(0.2)	(0.7)	(0.2)	(4.4)	(0.7)
Balance at December 30, 2016	$1.9	$1.2	$1.3	$—	$0.3	$0.2	$3.5	$1.4

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q2 2016 Restructuring Plan
In the second quarter of 2016, we recorded a pre-tax charge of $2.1 million, $1.4 million, and $2.2 million in our NSS, EES, and UPS segments, respectively, and an additional $0.1 million at our corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 150 positions. The $5.8 million charge primarily reflects actions we are taking to improve efficiencies in Canada and Latin America as well with the acquisition of Power Solutions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) in the second quarter of 2016. The majority of the remaining charge included in accrued expenses of $3.1 million as of December 30, 2016 is expected to be paid by the second quarter of 2017.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, we recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in our NSS, EES, and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions we are taking to improve efficiencies in conjunction with the acquisition of Power Solutions. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $1.3 million as of December 30, 2016 is expected to be paid by the second quarter of 2017.
Q2 2015 Restructuring Plan
In the second quarter of 2015, we recorded a pre-tax charge of $3.0 million and $2.2 million in our NSS and EES segments, respectively, and an additional $0.1 million at our corporate headquarters for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions we took to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. In the fourth quarter of 2015, we reduced the charge by $0.5 million, primarily in our EES segment, due to a reduction in estimated future obligations under the plan. This charge was included in "Operating expenses" in our Consolidated Statement of Comprehensive Income (Loss) for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.3 million as of December 30, 2016 is expected to be paid by the second quarter of 2017.
Q4 2012 Restructuring Plan
In the fourth quarter of 2012, recognizing the ongoing challenging global economic conditions, we took aggressive actions to restructure our costs across all segments and geographies, resulting in a pre-tax charge of $4.1 million and $2.8 million in our NSS and EES segments, respectively. The $6.9 million restructuring charge primarily consisted of severance-related expenses associated with a reduction of over 200 positions. This charge was included in "Operating expenses" in our Consolidated Statement of Income for fiscal year 2012. At December 30, 2016, the majority of the remaining charge included in accrued expenses of $0.2 million is expected to be paid by the second quarter of 2017.

NOTE 6. DEBT
Debt is summarized below:

(In millions)	December 30, 2016	January 1, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.3	$345.8
5.125% Senior notes due 2021	395.7	394.9
5.625% Senior notes due 2019	347.7	346.8
Canadian term loan	95.4	172.9
Revolving lines of credit	197.1	390.1
Other	3.5	2.6
Unamortized deferred financing costs	(6.9)	(10.2)
Total long-term debt	$1,378.8	$1,642.9

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
Aggregate annual maturities of debt before accretion of debt discount as reflected on the Consolidated Balance Sheet at December 30, 2016 are as follows: 2017 - $3.5 million, 2018 - $0.0 million, 2019 - $347.7 million, 2020 - $292.5 million, 2021 - $395.7 million and $346.3 million thereafter.
Our average borrowings outstanding were $1,649.0 million and $1,338.4 million for the fiscal years ending December 30, 2016 and January 1, 2016, respectively. Our weighted-average cost of borrowings was 4.8% for the years ended December 30, 2016 and January 1, 2016, and 4.7% for the year ended January 2, 2015. Interest paid in 2016, 2015 and 2014 was $75.7 million, $56.0 million and $37.6 million, respectively.
At the end of fiscal 2016, we had approximately $352.0 million and $132.5 million in available, committed, unused borrowings under our $600.0 million U.S. accounts receivable asset based five-year revolving credit facility and $150.0 million U.S. inventory asset based five-year revolving credit facility, respectively. All credit lines are with financial institutions with investment grade credit ratings. Borrowings under these facilities are limited based on the borrowing base criteria as described below.
We are in compliance with all of our covenant ratios and believe that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.

Revolving Lines of Credit and Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Inc., Anixter Receivables Corporation ("ARC") and Anixter Canada Inc., entered into certain financing transactions in connection with the consummation of the acquisition of Power Solutions, including a U.S. accounts receivable asset based five-year revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility"), a U.S. inventory asset based five-year revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility") for a U.S. combined commitment of $750.0 million ("Combined Commitment"). Additionally, we entered into a Canadian term loan facility in Canada in an aggregate principal amount of $300.0 million Canadian dollars, the equivalent to approximately $225.0 million USD, with a five-year maturity ("Canadian Term Loan"). In connection with these financing transactions, we incurred approximately $6.7 million in financing transaction costs, of which approximately $5.4 million was capitalized as deferred financing costs and will be amortized through maturity using the straight-line method, and approximately $1.3 million was expensed as incurred. These financing arrangements are described in greater detail below.

Receivables Facility

On October 5, 2015, we, through our wholly-owned subsidiary, ARC, entered into a Receivables Facility, which is a receivables based five-year revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International, Inc.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Inventory Facility has a borrowing base, (a) with respect to appraised eligible domestic inventory, of the lesser of (i) 85% of the net orderly liquidation value of such inventory; and (ii) 75% of book value of such inventory, plus, (b) with respect to eligible domestic inventory not appraised, 40% of the net orderly liquidation value of such inventory, less (c) certain reserves.

The Receivables Facility and the Inventory Facility (collectively, the "Combined Facilities")

The Combined Facilities drawn pricing will range from LIBOR plus 125 basis points when the combined unused availability (the "Combined Availability") under the Combined Facilities is greater than $500.0 million to LIBOR plus 175 basis points when Combined Availability is less than $250.0 million. Undrawn fees will be 25 basis points if greater than/equal to 50% of the Combined Commitment is drawn and 37.5 basis points if less than 50% of the Combined Commitment is drawn.

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

Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian dollars (equivalent to approximately $225.0 million USD) Canadian Term Loan. During 2016 and 2015, we repaid $83.7 million and $45.1 million, respectively, of the outstanding balance. We incurred $0.5 million and $0.3 million of additional interest expense in 2016 and 2015, respectively, due to the write-off of deferred financing costs on the early payment of debt. The Canadian Term Loan is and will be guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan is secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries, which comprise the borrowing group.

The Canadian Term Loan has a five-year maturity. The drawn pricing will range from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortizes 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5. Due to our prepayment of the Canadian Term Loan, no amortization is required before the loan's maturity in 2020.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.50% Senior Notes Due 2023
On August 18, 2015, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2023 ("Notes due 2023"). The Notes due 2023 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $4.4 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2023 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $1.7 million of deferred financing costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2023 pay interest semi-annually at a rate of 5.5% per annum and will mature on March 1, 2023. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2023 at a price equal to 100% of the principal amount plus a "make whole" premium. If we experience certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2023 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used to partially finance the Power Solutions acquisition. Anixter International Inc. fully and unconditionally guarantees the Notes due 2023, which are unsecured obligations of Anixter Inc.
5.125% Senior Notes Due 2021
On September 23, 2014, our primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 ("Notes due 2021"). The Notes due 2021 were issued at a price that was 98.50% of par, which resulted in a discount related to underwriting fees of $6.0 million. Net proceeds from this offering were approximately $393.1 million after also deducting for approximately $0.9 million of deferred financing costs paid that are being amortized through maturity using the straight-line method. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2021 and is being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2021, which are unsecured obligations of Anixter Inc.
5.625% Senior Notes Due 2019
On April 30, 2012, our primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2019 ("Notes due 2019"). The Notes due 2019 were issued at a price that was 98.25% of par, which resulted in a discount related to underwriting fees of $6.1 million. Net proceeds from this offering were approximately $342.9 million after also deducting for approximately $1.0 million of deferred financing costs paid that are being amortized through maturity using the straight-line method. The discounts are reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2019 and are being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or we experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain borrowings under the 5-year senior unsecured revolving credit agreement, to provide additional liquidity for our maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.
Accounts Receivable Securitization Program
Under our prior accounts receivable securitization program, we sold, on an ongoing basis without recourse, a portion of our accounts receivables originating in the U.S. to ARC, which was considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). We had the authority to direct the activities of the VIE and, as a result, we concluded that we maintained control of the VIE, were the primary beneficiary (as defined by accounting guidance) and, therefore, consolidated the account balances of ARC. In connection with the new financing arrangements described above, on October 5, 2015 we terminated this accounts receivable securitization facility.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Short-term borrowings
We have borrowings under other bank revolving lines of credit totaling $3.5 million and $2.6 million at the end of fiscal 2016 and 2015, respectively. Our short-term borrowings have maturity dates within the next fiscal year. However, all of the borrowings at the end of fiscal 2016 have been classified as long-term at December 30, 2016, as we have the intent and ability to refinance the debt under existing long-term financing agreements.
Retirement of Debt
In connection with the new financing arrangements described above, on October 5, 2015, we terminated our $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in euro) 5-year senior unsecured revolving credit agreement and repaid our borrowings under the $200.0 million term loan. Upon the termination of these facilities and repayment of the $200.0 million term loan, we incurred a $0.9 million loss on the extinguishment of debt in the fourth quarter of 2015, representing a write-off of a portion of unamortized deferred financing costs. The remaining unamortized deferred financing costs are being amortized through maturity of the new financing arrangements using the straight-line method.
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

At December 30, 2016, our total carrying value and estimated fair value of debt outstanding was $1,378.8 million and $1,435.6 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at January 1, 2016 of $1,642.9 million and $1,669.5 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under our revolving lines of credit and partial repayment of our Canadian term loan.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
Substantially all of our office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2027. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of December 30, 2016 and January 1, 2016.
Minimum lease commitments under operating leases at December 30, 2016 are as follows:

(In millions)
2017	$64.5
2018	57.8
2019	43.3
2020	33.9
2021	27.1
2022 and thereafter	43.1
Total	$269.7
Total rental expense was $97.8 million, $78.0 million and $70.9 million in 2016, 2015 and 2014, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 30, 2016 were $6.8 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 30, 2016, we had $44.7 million in outstanding letters of credit and guarantees.
From time to time, we are party to legal proceedings and matters that arise in the ordinary course of business. As of December 30, 2016, we do not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 8.  INCOME TAXES
Income Before Tax Expense: Domestic income before income taxes was $162.4 million, $167.3 million and $173.0 million for 2016, 2015 and 2014, respectively. Foreign income before income taxes was $35.1 million, $15.6 million and $76.6 million for fiscal years 2016, 2015 and 2014, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of our tax expense from continuing operations and the reconciliation to the statutory federal rate are identified below. Income tax expense was comprised of:

(In millions)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Current:
Foreign	$18.5	$14.1	$22.6
State	7.0	7.2	4.7
Federal	50.2	58.8	33.2
	75.7	80.1	60.5
Deferred:
Foreign	(2.8)	7.1	(1.0)
State	0.2	(0.7)	3.3
Federal	3.3	(0.5)	23.4
	0.7	5.9	25.7
Income tax expense	$76.4	$86.0	$86.2
Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

(In millions)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Statutory tax expense	$69.1	$64.0	$87.4
Increase (reduction) in taxes resulting from:
State income taxes, net	4.5	4.7	5.4
Foreign tax effects	1.8	6.3	1.2
Change in valuation allowance	1.6	9.3	(9.2)
Other, net	(0.6)	1.7	1.4
Income tax expense	$76.4	$86.0	$86.2

Tax Payments: We made net payments for income taxes in 2016, 2015 and 2014 of $63.4 million, $103.5 million and $117.0 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. There are no tax credit carryforwards for U.S. federal income tax purposes as of the balance sheet date.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 30, 2016, various of our foreign subsidiaries had aggregate cumulative net operating losses ("NOL") carryforwards for foreign income tax purposes of approximately $95.6 million which are subject to various provisions of each respective country. Approximately $80.4 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2017 and 2026.
Undistributed Earnings: As a result of our Board of Directors’ approval of the disposition of the Fasteners business during February 2015, we were no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, we intended to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means.  Therefore, our 2015 results included, as a component of discontinued operations, $10.0 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in our reinvestment assertion.
The remaining undistributed earnings of our foreign subsidiaries amounted to approximately $656.0 million at December 30, 2016. We consider those earnings to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 30, 2016, according to the foreign laws and treaties in place at that time, estimated U.S. federal income tax of approximately $60.2 million and various foreign jurisdiction withholding taxes of approximately $31.3 million would be payable upon the remittance of all earnings at December 30, 2016.
Deferred Income Taxes: Significant components of our deferred tax assets (liabilities) included in "Other assets" and "Other liabilities" on the Consolidated Balance Sheets were as follows:

(In millions)	December 30, 2016	January 1, 2016
Deferred compensation and other postretirement benefits	46.9	36.0
Foreign NOL carryforwards and other	27.7	24.8
Accrued expenses and other	15.2	10.4
Inventory reserves	13.4	7.7
Unrealized foreign exchange	—	5.8
Allowance for doubtful accounts	11.1	10.2
Gross deferred tax assets	114.3	94.9
Property, equipment, intangibles and other	(107.1)	(83.7)
Gross deferred tax liabilities	(107.1)	(83.7)
Deferred tax assets, net of deferred tax liabilities	7.2	11.2
Valuation allowance	(20.7)	(24.0)
Net deferred tax liabilities	$(13.5)	$(12.8)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2014, 2015 and 2016 is as follows:

(In millions)
Balance at January 3, 2014	$3.4
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.8)
Balance at January 2, 2015	$3.0
Additions for tax positions of prior years	0.4
Addition for Power Solutions acquisition	2.2
Reductions for tax positions of prior years	(0.3)
Balance at January 1, 2016	$5.3
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.7)
Balance at December 30, 2016	$5.0
Interest and penalties accrued for unrecognized tax benefits were $0.2 million in 2016 and 2015, and $0.3 million in 2014. In the fourth quarter of 2015, we acquired Power Solutions and brought forward the existing uncertain tax positions in the amount of $2.9 million of which $0.7 million is related to interest and penalties. The liability of the uncertain tax positions is fully indemnified and offset by a corresponding indemnification asset recorded on the balance sheet.
Excluding the fully indemnified unrecognized tax benefit balance mentioned above, we estimate that of the unrecognized tax benefit balance of $2.8 million, all of which would affect the effective tax rate, $0.3 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $3.5 million cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
Only the returns for fiscal tax years 2012 and later have not been examined by the Internal Revenue Service ("IRS") in the U.S., which is our most significant tax jurisdiction. For most states, fiscal tax years 2012 and later remain subject to examination. In Canada, the fiscal tax years 2012 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2015 and later remain subject to examination.

NOTE 9.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
Our defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of our defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. Our policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2016, 2015 and 2014, we reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). At the end of 2016, 2015 and 2014, we concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.

At December 30, 2016 and January 1, 2016, we determined the consolidated weighted-average discount rate of all plans to be 3.73% and 3.98%, respectively, and used these rates to measure the projected benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to the purchase of annuities by our U.S. and Europe plans, the PBO decreased to $481.8 million at the end of fiscal 2016 from $516.1 million at the end of fiscal 2015. Our consolidated net unfunded status was $69.1 million at the end of fiscal 2016 compared to $69.9 million at the end of 2015.

A significant element in determining our net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2016, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.50%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2016. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of approximately 11.9% and a loss of 1.9% in 2016 and 2015, respectively. The fair value of plan assets is $412.7 million at the end of fiscal 2016, compared to $446.2 million at the end of fiscal 2015. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
In the fourth quarter of 2016, the Anixter Inc. Pension Plan was amended to allow for the benefits of certain retirees or beneficiaries to be transferred to a third-party annuity provider. We paid $10.5 million of additional contributions into the plan using excess cash from operations to fund the contributions. The plan purchased a $10.5 million annuity contract with a third-party insurance carrier and transferred the related pension obligations to the carrier. The funding of the premiums did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2016.
In the fourth quarter of 2015, we commenced settlement of the liabilities of one of our Europe pension plans. At that time, we entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, we terminated the buy-in policy and entered into an agreement for issuance of a buy-out policy with the insurance carrier for the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the buy-out policy and are reflected in our Consolidated Statements of Comprehensive Income.

In the third quarter of 2015, we took two actions related to the Anixter Inc. Pension Plan in the U.S.. First, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. The total expense related to the amendment was $0.8 million. Second, we amended the Anixter Inc. Pension Plan in the U.S. to allow for terminated Fasteners employees to become immediately vested, if they were hired before February 12, 2015 and are not already fully vested. Furthermore, the amendment allows for employees who were terminated in connection with the sale of the Fastener business, the one-time option to receive a cash payout of their vested benefits. This resulted in $10.2 million of additional contributions paid by us using excess cash from operations to fund $10.2 million of payments. The funding of the cash payments did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2015.

All non-union domestic employees hired or rehired before July 1, 2015, earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Active participants become fully vested in their hypothetical personal retirement account after 3 years of service. Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account balance as of January 1st in the Domestic Plan and is based on the 10-year Treasury note rate as of the last business day of December.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective December 31, 2013, we froze benefits provided under the Anixter Inc. Pension Plan to employees hired before June 1, 2004. These employees are covered under the personal retirement account pension formula described above for non-union domestic employees hired or rehired before July 1, 2015.
In 2014, we adopted new U.S. mortality tables for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. The new assumptions were based on the Society of Actuaries' recent mortality experience study and reflected future mortality improvements based on the Social Security's expectations. In 2015 and 2016, the Society of Actuaries released new mortality improvement projection scales. As a result, we again updated U.S. mortality improvement assumptions in 2015 and 2016 for purposes of determining our mortality assumption used in the U.S. defined benefit plans' liability calculation. For the 2016 year end, we moved to the Society of Actuaries mortality improvement scale for improvements beyond the measurement date. The updated U.S. mortality assumptions resulted in a decrease of $0.8 million and $1.9 million to the benefit obligation as of the end of 2016 and 2015, respectively, prior to reflecting the discount rate change.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 30, 2016 and January 1, 2016 and our asset allocation guidelines for such plans are summarized as follows.

	Domestic Plans
	December 30, 2016	January 1, 2016	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	22.7%	23.0%	17%	22%	27%
Small to mid capitalization U.S. stocks	29.1	27.1	20	30	40
Emerging market equity	10.0	7.6	5	10	15
Total equity securities	61.8	57.7		62
Fixed income investments	35.0	37.9	31	38	45
Cash equivalents	3.2	4.4	—	—	10
	100.0%	100.0%		100%

	Foreign Plans
	December 30, 2016	Allocation
		Guidelines
		Target
Equity securities	61%	60%
Fixed income investments	29	30
Other investments	10	10
	100%	100%

	Foreign Plans
	January 1, 2016	Allocation
		Guidelines
		Target
Equity securities	43%	44%
Fixed income investments	22	22
Other investments	35	34
	100%	100%
The pension committees meet regularly to assess investment performance and reallocate assets that fall outside of its allocation guidelines. The variations between the allocation guidelines and actual asset allocations reflect relative performance differences in asset classes. From time to time, we periodically rebalance our asset portfolios to be in line with our allocation guidelines.
For 2016 and 2015, the U.S. investment policy guidelines were as follows:

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
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. We use historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2016 is 5.50%.
The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans:

(In millions)	December 30, 2016	January 1, 2016
Changes to Balance:
Beginning balance	$112.5	$106.8
Recognized prior service cost	4.0	9.1
Recognized transition obligation	(0.9)	—
Recognized net actuarial gain	(14.8)	(8.3)
Prior service credit arising in current year	(2.2)	(29.8)
Net actuarial loss arising in current year	20.6	34.7
Ending balance	$119.2	$112.5

Components of Balance:
Prior service credit	$(21.1)	$(25.0)
Net actuarial loss	140.3	137.5
	$119.2	$112.5
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2017 are as follows:

(In millions)
Amortization of prior service credit	$(4.0)
Amortization of actuarial loss	9.2
Total amortization expected	$5.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of our pension plans from the beginning of fiscal 2015 to the end of fiscal 2016:

	Pension Benefits
	Domestic Plans		Foreign Plans		Total
(In millions)	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Beginning balance	$250.1	$277.4	$266.0	$278.6	$516.1	$556.0
Service cost	3.2	3.9	5.8	6.6	9.0	10.5
Interest cost	11.5	11.6	7.8	9.1	19.3	20.7
Actuarial (gain) loss	13.0	(24.3)	43.0	4.0	56.0	(20.3)
Lump sum settlement	—	(10.2)	—	—	—	(10.2)
Benefits paid from plan assets	(7.6)	(7.3)	(16.1)	(7.5)	(23.7)	(14.8)
Benefits paid from Company assets	(0.9)	(0.8)	—	—	(0.9)	(0.8)
Plan participants contributions	—	—	0.2	0.2	0.2	0.2
Foreign currency exchange rate changes	—	—	(26.5)	(24.3)	(26.5)	(24.3)
Impact due to curtailment	—	(0.5)	—	(0.7)	—	(1.2)
Impact due to annuity purchase	(10.5)	—	(57.2)	—	(67.7)	—
Special termination benefits	—	0.3	—	—	—	0.3
Ending balance	$258.8	$250.1	$223.0	$266.0	$481.8	$516.1
Change in plan assets at fair value:
Beginning balance	$218.1	$229.5	$228.1	$232.2	$446.2	$461.7
Actual return on plan assets	18.8	(13.0)	32.1	4.6	50.9	(8.4)
Company contributions to plan assets	19.5	19.1	9.5	18.6	29.0	37.7
Benefits paid from plan assets	(7.6)	(17.5)	(16.1)	(7.5)	(23.7)	(25.0)
Plan participants contributions	—	—	0.2	0.2	0.2	0.2
Purchase of annuity	(10.5)	—	(57.2)	—	(67.7)	—
Foreign currency exchange rate changes	—	—	(22.2)	(20.0)	(22.2)	(20.0)
Ending balance	$238.3	$218.1	$174.4	$228.1	$412.7	$446.2
Reconciliation of funded status:
Projected benefit obligation	$(258.8)	$(250.1)	$(223.0)	$(266.0)	$(481.8)	$(516.1)
Plan assets at fair value	238.3	218.1	174.4	228.1	412.7	446.2
Funded status	$(20.5)	$(32.0)	$(48.6)	$(37.9)	$(69.1)	$(69.9)
Included in the 2016 and 2015 funded status is accrued benefit cost of approximately $16.8 million and $16.2 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$—	$—	$0.3	$0.3	$0.3	$0.3
Current liability	(0.9)	(0.9)	—	—	(0.9)	(0.9)
Noncurrent liability	(19.6)	(31.1)	(48.9)	(38.2)	(68.5)	(69.3)
Funded status	$(20.5)	$(32.0)	$(48.6)	$(37.9)	$(69.1)	$(69.9)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	4.36%	4.65%	2.99%	3.35%	3.73%	3.98%
Salary growth rate	4.63%	4.60%	3.01%	3.08%	3.73%	3.75%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in our Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic cost for the years ended December 30, 2016, January 1, 2016 and January 2, 2015:

	Pension Benefits
	Domestic Plans			Foreign Plans			Total
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic cost:
Service cost	$4.7	$5.2	$4.8	$5.9	$6.6	$5.9	$10.6	$11.8	$10.7
Interest cost	11.5	11.6	10.8	7.8	9.1	10.6	19.3	20.7	21.4
Expected return on plan assets	(14.2)	(15.1)	(13.9)	(9.4)	(10.5)	(12.5)	(23.6)	(25.6)	(26.4)
Net amortization	2.4	1.3	(2.2)	2.5	2.9	1.1	4.9	4.2	(1.1)
Settlement charge	—	—	—	9.6	—	—	9.6	—	—
Net periodic cost (benefit)	$4.4	$3.0	$(0.5)	$16.4	$8.1	$5.1	$20.8	$11.1	$4.6

Weighted-average assumption used to measure net periodic cost:
Discount rate	4.65%	4.14%	4.81%	3.35%	3.44%	4.49%	3.98%	3.79%	4.64%
Expected return on plan assets	6.50%	6.50%	6.50%	4.54%	4.77%	5.67%	5.50%	5.63%	6.08%
Salary growth rate	4.60%	4.60%	4.63%	3.08%	3.12%	3.27%	3.75%	3.79%	4.04%
In connection with the disposition of the Fasteners business, we recognized a pension curtailment gain of $5.1 million related to the Anixter pension plan in the U.S. and special termination benefit costs of $0.3 million in 2015 in discontinued operations.
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2016, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of our pension assets valued by Level 1 inputs are primarily comprised of Domestic equity which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of our pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds). These assets are valued at their net asset values and considered observable inputs, or Level 2.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at December 30, 2016 and January 1, 2016, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by us are as follows:

	As of December 30, 2016
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$7.5	$—	$—	$7.5	$0.6	$—	$—	$0.6	$8.1	$—	$—	$8.1
Equity securities:
Domestic	123.5	—	—	123.5	—	43.2	—	43.2	123.5	43.2	—	166.7
International (a)	23.7	—	—	23.7	—	63.5	—	63.5	23.7	63.5	—	87.2
Fixed income securities:
Domestic	—	5.1	—	5.1	—	41.3	—	41.3	—	46.4	—	46.4
Corporate bonds	—	78.5	—	78.5	—	9.6	—	9.6	—	88.1	—	88.1
Insurance funds	—	—	—	—	—	16.0	—	16.0	—	16.0	—	16.0
Other	—	—	—	—	—	0.2	—	0.2	—	0.2	—	0.2
Total at December 30, 2016	$154.7	$83.6	$—	$238.3	$0.6	$173.8	$—	$174.4	$155.3	$257.4	$—	$412.7

(a)	Investment in funds outside the country where the pension plan originates is considered International.

	As of January 1, 2016
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$9.7	$—	$—	$9.7	$4.2	$—	$—	$4.2	$13.9	$—	$—	$13.9
Equity securities:
Domestic	109.2	—	—	109.2	—	53.7	—	53.7	109.2	53.7	—	162.9
International (a)	16.6	—	—	16.6	—	44.6	—	44.6	16.6	44.6	—	61.2
Fixed income securities:
Domestic	—	2.9	—	2.9	—	41.1	—	41.1	—	44.0	—	44.0
Corporate bonds	—	79.7	—	79.7	—	9.8	—	9.8	—	89.5	—	89.5
Insurance funds	—	—	—	—	—	15.6	58.9	74.5	—	15.6	58.9	74.5
Other	—	—	—	—	—	0.2	—	0.2	—	0.2	—	0.2
Total at January 1, 2016	$135.5	$82.6	$—	$218.1	$4.2	$165.0	$58.9	$228.1	$139.7	$247.6	$58.9	$446.2

(a)	Investment in funds outside the country where the pension plan originates is considered International.

We had no level 3 assets in 2016. Changes in our Level 3 plan assets, which are included in operations, for the years ended December 30, 2016 and January 1, 2016 included:

(In millions)	January 1, 2016 Balance	Net purchases, Issuances and Settlements	December 30, 2016 Balance
Asset Categories:
Insurance funds	$58.9	$(58.9)	$—
Total Level 3 investments	$58.9	$(58.9)	$—

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions)	January 2, 2015 Balance	Net purchases, Issuances and Settlements	January 1, 2016 Balance
Asset Categories:
Insurance funds	$—	$58.9	$58.9
Total Level 3 investments	$—	$58.9	$58.9

We estimated future benefits payments are as follows at the end of 2016:

	Estimated Future Benefit Payments
(In millions)	Domestic	Foreign	Total
2017	$9.0	$4.0	$13.0
2018	9.8	4.3	14.1
2019	10.8	4.4	15.2
2020	11.6	4.5	16.1
2021	12.3	4.8	17.1
2022-2026	72.4	31.2	103.6
Total	$125.9	$53.2	$179.1
The accumulated benefit obligation in 2016 and 2015 was $256.4 million and $248.1 million, respectively, for the Domestic Plans and $192.9 million and $235.7 million, respectively, for the Foreign Plans. We had 10 plans in 2016 and 2015 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $390.2 million and $368.7 million for 2016 and 2015, respectively, and aggregate fair value of plan assets was $347.1 million and $324.7 million for 2016 and 2015, respectively.
We currently estimate that we will make contributions of approximately $9.0 million to our Domestic Plans and $7.5 million to our Foreign Plans in 2017. In addition, we estimate that we will make $0.9 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans.
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
In the third quarter of 2015, Anixter Inc. amended the Anixter Inc. Pension Plan in the U.S. whereby employees first hired or rehired on or after July 1, 2015 are no longer eligible to participate in the Anixter Inc. Pension Plan. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five years or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan.
Effective January 1, 2014, we began matching contributions to equal 50% of a participant's contribution up to 5% of the participant's compensation. We also have certain foreign defined contribution plans. Our contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense from continuing operations related to defined contribution plans was $12.2 million, $9.3 million and $9.2 million in 2016, 2015 and 2014, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain of our financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 30, 2016, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $4.9 million and $40.7 million, respectively. At January 1, 2016, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $3.5 million and $42.9 million, respectively.
Concurrent with the implementation of the deferred compensation plan, we purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account "increasing whole life" insurance policies were purchased on the lives of certain participants. Prior to 2006, we paid annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to us upon the insured participant’s death. At December 30, 2016 and January 1, 2016, the cash surrender value of $35.9 million and $34.3 million, respectively, was recorded under this program and reflected in "Other assets" on the Consolidated Balance Sheets.
We have no other post-retirement benefits other than the pension and savings plans described herein.

NOTE 10.  STOCKHOLDERS' EQUITY
Preferred Stock
We have the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2016 and 2015.
Common Stock
We have the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.4 million shares and 33.3 million shares were outstanding at the end of fiscal 2016 and 2015, respectively.
Share Repurchases
We did not repurchase any shares during any of the periods presented in these Consolidated Financial Statements.
Stock-Based Compensation
At December 30, 2016, there were 1.2 million shares reserved for issuance under all incentive plans.
Restricted Stock Units and Performance Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $13.7 million, $11.3 million and $10.2 million in 2016, 2015 and 2014, respectively.
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
Under the current stock incentive plans, we pay our non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, we include these units in our common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $2.3 million, $2.0 million and $1.9 million in 2016, 2015 and 2014, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total fair value of stock units that vested was $12.0 million, $13.4 million and $11.7 million in 2016, 2015 and 2014, respectively.
The following table summarizes the activity under the director and employee stock unit plans:

(units in thousands)	Director Stock Units (a)	Weighted Average Grant Date Fair Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Fair Value (b)
Outstanding balance at January 3, 2014	302.5	$47.81	453.3	$65.64
Granted	20.3	93.26	126.8	106.90
Converted	(39.5)	45.82	(163.1)	59.92
Canceled	—	—	(11.9)	72.53
Outstanding balance at January 2, 2015	283.3	51.42	405.1	80.65
Granted	32.2	63.99	217.0	75.53
Converted	(7.7)	59.56	(157.6)	71.71
Canceled	—	—	(28.4)	77.15
Outstanding balance at January 1, 2016	307.8	52.53	436.1	81.56
Granted	33.3	56.34	491.5	39.93
Converted	—	—	(125.2)	80.58
Canceled	—	—	(75.0)	55.89
Outstanding balance at December 30, 2016	341.1	$52.90	727.4	$56.25

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

The weighted-average remaining contractual term for outstanding employee units is 2.3 years.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using our stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2016, 2015 and 2014 was $5.4 million, $12.8 million and $21.0 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2016, 2015 and 2014 was $79.9 million, $44.9 million and $60.7 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using our closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2016, 2015 and 2014 was $27.6 million, $18.6 million and $25.0 million, respectively.
Stock Options
Options previously granted under these plans have been granted with exercise prices at the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. We generally issue new shares to satisfy stock option exercises as opposed to adjusting treasury shares. The fair value of stock option grants is amortized over the respective vesting period representing the requisite service period. We did not grant any stock options to employees during 2016, 2015 or 2014.
Our compensation expense associated with the stock options in 2016, 2015 and 2014 was $0.5 million, $0.9 million and $1.3 million, respectively. The total fair value of stock options that vested was $1.0 million, $1.7 million and $1.7 million in 2016, 2015 and 2014, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the employee option plans:

(options in thousands)	Employee Options	Weighted Average Exercise Price
Balance at January 3, 2014	695.4	$47.93
Exercised	(162.4)	44.40
Balance at January 2, 2015	533.0	$49.00
Exercised	—	—
Balance at January 1, 2016	533.0	$49.00
Exercised	(44.8)	52.55
Balance at December 30, 2016	488.2	$48.68
Options exercisable at year-end:
2014	405.6	$44.65
2015	472.5	$47.15
2016	468.4	$48.00
The weighted-average remaining contractual term for options outstanding for 2016 was 4.2 years. The weighted-average remaining contractual term for options exercisable for 2016 was 4.1 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between our stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. For 2015, there were no option exercises. The aggregate intrinsic value of options exercised for 2016 and 2014 was $1.0 million and $7.9 million, respectively.
The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2016, 2015 and 2014 was $15.8 million, $19.6 million and $20.9 million respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between our closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2016, 2015 and 2014 was $15.5 million, $15.9 million and $17.7 million, respectively.
Summary of Non-Vested Shares
The following table summarizes the changes to the unvested shares:

(shares in thousands)	Non-vested Option Shares (a)	Weighted-average Grant Date Fair Value	Non-vested Performance Shares (a)	Weighted-average Grant Date Fair Value
Balance at January 1, 2016	60.5	$26.18	—	—
Granted	—	—	85.8	$21.53
Vested	(40.7)	$25.80	—	—
Canceled	—	—	(3.0)	$21.53
Balance at December 30, 2016	19.8	$26.95	82.8	$21.53

(a)	All non-vested stock options and performance units are expected to vest.
As of December 30, 2016, there was $17.4 million and $0.1 million of total unrecognized compensation cost related to non-vested stock units and options granted to employees, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 1.0 year, respectively.

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
We incur corporate expenses to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. These corporate expenses were historically allocated to our business segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses were reported in corporate as they historically had been allocated to the Fasteners segment but were not considered directly related to the discontinued operations. Beginning in the first quarter of 2016, we no longer allocate corporate expenses to our business segments. We also have various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis, except as previously discussed in Note 2. "Discontinued Operations." Intercompany transactions are not significant. No customer accounted for more than 2% of sales in 2016.
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
Segment Financial Information
Segment information for 2016, 2015 and 2014 are as follows:

2016	NSS	EES	UPS	Corporate (a)	Total
Net Sales	$4,083.8	$2,103.2	$1,435.8	$—	$7,622.8
Operating income	275.8	97.5	56.7	(144.7)	285.3
Depreciation	3.2	2.7	4.2	17.8	27.9
Amortization of intangible assets	14.1	8.5	15.0	—	37.6
Total assets	1,974.0	983.6	821.9	313.9	4,093.4
Capital expenditures	3.4	2.9	2.5	23.8	32.6

2015 (As revised)	NSS	EES (b)	UPS (b)	Corporate (a)	Total
Net Sales	$3,968.2	$1,816.5	$405.8	$—	$6,190.5
Operating income	258.2	121.1	22.4	(133.9)	267.8
Depreciation	3.6	1.4	1.2	16.0	22.2
Amortization of intangible assets	14.7	6.3	3.9	—	24.9
Total assets	1,902.8	1,071.4	813.4	350.6	4,138.2
Capital expenditures	3.0	1.0	0.8	21.9	26.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 (As revised)	NSS (c)	EES	UPS	Corporate (a)	Total
Net Sales	$3,526.0	$1,911.1	$69.9	$—	$5,507.0
Operating income	261.1	162.5	10.9	(124.4)	310.1
Depreciation	3.0	1.2	—	15.8	20.0
Amortization of intangible assets	4.9	5.7	—	—	10.6
Total assets	1,863.7	972.4	—	337.8	3,173.9
Capital expenditures	2.6	1.3	—	30.3	34.2

(a)	Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets.

(b)	At the beginning of the fourth quarter of 2015, we acquired Power Solutions which is reported in both the EES and UPS business segments. For further information, see Note 3. "Business Combinations".

(c)	At the end of the third quarter of 2014, we acquired Tri-Ed which is reported in the NSS business segments. For further information, see Note 3. "Business Combinations".

Net sales and operating income included in the tables above in our UPS segment were previously reported in our EES segment prior to the Power Solutions acquisition on October 5, 2015. Operating results were restated for the years ended January 1, 2016 and January 2, 2015 due to change in composition of our reportable segments in the first quarter of 2016.

The items impacting operating income by segment in 2016, 2015 and 2014 are reflected in the tables below. All other items impacted consolidated results only and were not allocated to segments.

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.7)	$(6.3)	$(3.9)	$—	$(24.9)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(2.4)	(3.2)	(0.1)	(2.5)	(8.2)
Acquisition and integration costs	—	—	(0.2)	(13.0)	(13.2)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(10.7)	(1.0)	—	—	(11.7)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating income	$(27.8)	$(10.5)	$(4.2)	$(20.7)	$(63.2)

	Year Ended January 2, 2015
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(4.9)	$(5.7)	$—	$—	$(10.6)
Acquisition and integration costs	(7.0)	(0.2)	—	—	(7.2)
Total of items impacting operating income	$(11.9)	$(5.9)	$—	$—	$(17.8)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information
We attribute foreign sales based on the location of the customer purchasing the product. In North America (U.S. and Canada), sales in the U.S. were $5,613.6 million, $4,137.9 million and $3,287.4 million in 2016, 2015 and 2014, respectively. Canadian sales were $771.0 million, $691.3 million and $751.8 million in 2016, 2015 and 2014, respectively. No other individual foreign country’s net sales within EMEA (Europe, Middle East and Africa) or the Emerging Markets (Asia Pacific and Latin America) were material in 2016, 2015 and 2014. Our tangible long-lived assets primarily consist of $121.0 million of property and equipment in the U.S. No other individual foreign country’s tangible long-lived assets are material to us.
The following table summarizes net sales, total assets and property and equipment by geographic areas for the years ended December 30, 2016, January 1, 2016 and January 2, 2015:

	Years Ended
(In millions)	December 30, 2016		January 1, 2016		January 2, 2015
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$6,384.6	83.8%	$4,829.2	78.0%	$4,039.2	73.3%
EMEA	570.1	7.4%	601.9	9.7%	648.5	11.8%
Emerging Markets	668.1	8.8%	759.4	12.3%	819.3	14.9%
Net sales	$7,622.8	100.0%	$6,190.5	100.0%	$5,507.0	100.0%

(In millions)	December 30, 2016	January 1, 2016
Total assets
North America	$3,376.8	$3,371.2
EMEA	224.9	252.9
Emerging Markets	491.7	514.1
Total assets	$4,093.4	$4,138.2

(In millions)	December 30, 2016	January 1, 2016
Net property and equipment
North America	$126.0	$115.7
EMEA	8.1	9.9
Emerging Markets	6.2	6.2
Net property and equipment	$140.3	$131.8

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to our reporting units from January 2, 2015 to December 30, 2016:

(In millions)	NSS	EES	UPS	Total
Balance as of January 2, 2015	$403.4	$178.9	$—	$582.3
Acquisition related (a)	(1.3)	34.7	155.3	$188.7
Foreign currency translation	(8.8)	(1.7)	(4.0)	$(14.5)
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5
Acquisition related (b)	(0.5)	0.7	4.3	4.5
Reassignment of goodwill	11.2	(31.8)	20.6	—
Foreign currency translation	1.0	0.2	2.4	3.6
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6

(a)
At the beginning of the fourth quarter of 2015, we acquired the equity interest of certain subsidiaries of HD Supply, Inc. and certain assets that comprise Power Solutions in exchange for $829.4 million (net of cash and outstanding checks of $11.7 million).

(b)
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

NOTE 12.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of our subsidiaries, which include Anixter Inc., our 100% owned primary operating subsidiary. We have no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 30, 2016	January 1, 2016
Assets:
Current assets	$2,688.3	$2,727.2
Property, equipment and capital leases, net	148.4	141.1
Goodwill	764.6	756.5
Intangible assets, net	415.4	453.8
Other assets	84.8	72.1
	$4,101.5	$4,150.7
Liabilities and Stockholders' Equity:
Current liabilities	$1,264.9	$1,156.8
Subordinated notes payable to parent	0.7	—
Long-term debt	1,390.1	1,655.6
Other liabilities	156.8	161.1
Stockholder’s equity	1,289.0	1,177.2
	$4,101.5	$4,150.7

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Twelve Months Ended
(In millions)	December 30, 2016	January 1, 2016	January 2, 2015
Net sales	$7,622.8	$6,190.5	$5,507.0
Operating income	$291.6	$273.8	$316.0
Income from continuing operations before income taxes	$202.6	$187.9	$254.3
Net (loss) income from discontinued operations	$(0.6)	$30.7	$31.4
Net income	$123.8	$130.7	$197.7
Comprehensive income	$103.4	$38.2	$86.3

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 30, 2016 and January 1, 2016. On June 1, 2015, we closed the sale of the Fasteners business, as described in Note 2. "Discontinued Operations". The operating results of the Fasteners business for fiscal year 2015 are presented as "discontinued operations" in our Consolidated Financial Statements. We have never paid ordinary cash dividends on our common stock. As of February 15, 2017, we had 1,761 shareholders of record.

(In millions, except per share amounts)
Year ended December 30, 2016	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,816.2	$1,955.7	$1,956.3	$1,894.6
Cost of goods sold	1,445.4	1,562.3	1,559.6	1,507.5
Operating income	60.3	56.7	87.3	81.0
Income from continuing operations before income taxes	37.4	36.1	65.4	58.6
Net income from continuing operations	23.2	20.8	40.3	36.8
Net (loss) income from discontinued operations	(0.4)	(0.3)	0.1	—
Net income	$22.8	$20.5	$40.4	$36.8
Income per share:
Basic:
Continuing operations	$0.70	$0.62	$1.21	$1.10
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Net income	$0.69	$0.61	$1.21	$1.10
Diluted:
Continuing operations	$0.70	$0.62	$1.20	$1.09
Discontinued operations	$(0.02)	$(0.01)	$0.01	$—
Net income	$0.68	$0.61	$1.21	$1.09
Common stock price (NYSE symbol: AXE):
High	$60.10	$63.49	$65.96	$84.05
Low	$37.60	$49.29	$51.50	$58.99
Close	$52.48	$54.09	$64.50	$81.05

(a)	In the first quarter of 2016, "Operating income" includes $9.7 million of intangible asset amortization expense and $2.2 million of acquisition and integration costs.

(b)
In the second quarter of 2016, "Operating income" includes $9.5 million of intangible asset amortization expense, $9.6 million related to a settlement of pension obligations in the UK, $7.6 million of Latin America bad debt provision, $5.6 million of restructuring charges, and $1.4 million of acquisition and integration costs.

(c)
In the third quarter of 2016, "Operating income" includes $9.4 million of intangible asset amortization expense, $0.7 million of acquisition and integration costs, and a restructuring charge reversal of $0.2 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d)	In the fourth quarter of 2016, "Operating income" includes $9.0 million of intangible asset amortization expense and $0.8 million of acquisition and integration costs.

(In millions, except per share amounts)
Year ended January 1, 2016	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,385.1	$1,480.4	$1,489.2	$1,835.8
Cost of goods sold	1,075.8	1,151.5	1,158.3	1,464.4
Operating income	59.3	64.5	78.2	65.8
Income from continuing operations before income taxes	41.1	48.3	56.9	36.6
Net income from continuing operations	26.5	29.5	35.4	5.5
Net (loss) income from discontinued operations	(7.4)	41.9	(2.9)	(0.9)
Net income	$19.1	$71.4	$32.5	$4.6
Income (loss) per share:
Basic:
Continuing operations	$0.80	$0.89	$1.06	$0.17
Discontinued operations	$(0.22)	$1.26	$(0.09)	$(0.03)
Net income	$0.58	$2.15	$0.97	$0.14
Diluted:
Continuing operations	$0.79	$0.88	$1.06	$0.17
Discontinued operations	$(0.22)	$1.26	$(0.09)	$(0.03)
Net income	$0.57	$2.14	$0.97	$0.14
Common stock price (NYSE symbol: AXE):
High	$88.11	$78.68	$69.15	$70.29
Low	$73.34	$63.91	$55.71	$57.74
Close	$76.75	$64.16	$57.73	$60.39

(a)	In the first quarter of 2015, we recorded intangible asset amortization expense of $5.1 million and foreign exchange losses due to the devaluation of the Venezuelan bolivar of $0.7 million.

(b)
In the second quarter of 2015, "Operating income" includes $19.3 million of expense, which includes $5.2 million of intangible asset amortization expense, $5.3 million of restructuring charges, a write-off of capitalized software of $3.1 million that has no ongoing economic benefit to continuing operations, $2.6 million of assets write-off in Latin America, a $1.7 million dilapidation provision related to our leasehold properties, acquisition and integration costs of $1.0 million and $0.4 million related to pension divestiture costs.

(c)
In the third quarter of 2015, "Operating income" includes $5.0 million of intangible asset amortization expense and $8.1 million of acquisition and integration costs related to the Power Solutions acquisition. For further information, see Note 3. "Business Combinations".

(d)
In the fourth quarter of 2015, "Operating income" includes $9.6 million of intangible asset amortization expense, $9.1 million of assets write-off in Latin America, $2.9 million of restructuring charges, and $4.1 million of acquisition and integration costs related to the Power Solutions acquisition. For further information, see Note 3. "Business Combinations". "Income from continuing operations before income taxes" includes foreign exchange losses of $2.9 million due to the devaluation of the Argentine peso, a $0.9 million loss on the extinguishment of debt and $0.3 million of additional interest expense due to the write-off of deferred financing costs on the early payment of debt, as described in Note 6. "Debt".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2016.
Ernst & Young LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements and our internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Anixter International Inc.:
We have audited Anixter International Inc.’s (the Company) internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Anixter International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Anixter International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anixter International Inc. as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2016, and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders — "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders — "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders — "Security Ownership of Management," "Security Ownership of Principal Stockholders" and "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2017 Annual Meeting of the Stockholders — "Certain Relationships and Related Transactions" and "Corporate Governance."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders — "Independent Registered Public Accounting Firm and their Fees."

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

10.14*	Anixter Inc. Deferred Compensation Plan, 2015 Restatement, effective July 1, 2015.

10.15*	(a) Anixter International Inc. 2006 Stock Incentive Plan. (Incorporated by reference from Anixter International Inc. Form 10-Q for the quarterly period ended June 30, 2006, Exhibit 10.1).

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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit

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

10.34
(a) Credit Agreement (Receivables Facility), dated as of October 5, 2015, by and among Anixter Inc. and the other borrowers party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.1).

(b) Waiver and First Amendment to Receivables Facility Loan Documents, dated as of September 19, 2016, by and among Anixter Receivables Corporation, Anixter Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.

10.35
(a) Credit Agreement (Inventory Facility), dated as of October 5, 2015, by and among Anixter Inc. and the other borrowers party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.3).

(b) First Amendment to Inventory Facility Loan Documents, dated as of September 19, 2016, by and among Anixter Inc. and the other borrowers party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

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

10.37	Form of Anixter International Inc. Performance Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 10-Q filed on April 26, 2016, Exhibit 10.1)

(21) Subsidiaries of the Registrant.

21.1	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, (ii) the Consolidated Balance Sheets at December 30, 2016 and January 1, 2016, (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 30, 2016.
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
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	December 30, 2016	January 1, 2016	January 2, 2015
Operating loss	$(5.0)	$(4.8)	$(4.4)
Other income:
Interest income, including intercompany	5.7	5.0	4.8
Income before income taxes and equity in earnings of subsidiaries	0.7	0.2	0.4
Income tax expense	0.2	0.2	0.1
Income before equity in earnings of subsidiaries	0.5	—	0.3
Equity in earnings of subsidiaries	120.0	127.6	194.5
Net income	$120.5	$127.6	$194.8
Comprehensive income	$100.1	$35.1	$83.4
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	December 30, 2016	January 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$0.1
Other assets	0.1	0.6
Total current assets	0.3	0.7
Other assets (primarily investment in and advances to subsidiaries)	1,294.2	1,181.8
	$1,294.5	$1,182.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$0.5	$0.7
Other non-current liabilities	1.8	2.4
Total liabilities	2.3	3.1
Stockholders’ equity:
Common stock	33.4	33.3
Capital surplus	261.8	249.2
Retained earnings	1,247.9	1,127.4
Accumulated other comprehensive loss	(250.9)	(230.5)
Total stockholders’ equity	1,292.2	1,179.4
	$1,294.5	$1,182.5
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
(In millions)
Operating activities:
Net income	$120.5	$127.6	$194.8
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(120.0)	(127.6)	(194.5)
Dividend from subsidiary	4.8	6.9	2.4
Stock-based compensation	2.3	2.0	1.9
Income tax expense	0.2	0.2	0.1
Intercompany transactions	(9.3)	(9.3)	(9.8)
Changes in assets and liabilities, net	0.5	(0.1)	—
Net cash used in operating activities	(1.0)	(0.3)	(5.1)
Investing activities:	—	—	—
Financing activities:
Proceeds from stock options exercised	2.4	—	7.2
Loans from (to) subsidiaries, net	(0.7)	1.5	(0.5)
Other, net	(0.6)	(1.1)	(1.7)
Net cash provided by financing activities	1.1	0.4	5.0
Increase (decrease) in cash and cash equivalents	0.1	0.1	(0.1)
Cash and cash equivalents at beginning of period	0.1	—	0.1
Cash and cash equivalents at end of period	$0.2	$0.1	$—
See accompanying note to the condensed financial information of registrant.

Note A — Basis of Presentation
In the parent company condensed financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Our share of net income of our unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company financial statements should be read in conjunction with our Consolidated Financial Statements. See Note 6. "Debt" in the notes to the Consolidated Financial Statements for details on dividend restrictions from Anixter Inc. to the parent company.

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 30, 2016, January 1, 2016 and January 2, 2015

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended December 30, 2016:
Allowance for doubtful accounts	$37.5	$20.1	$(3.8)	$(10.2)	$43.6
Allowance for deferred tax asset	$24.0	$1.6	$(4.9)	$—	$20.7
Year ended January 1, 2016:
Allowance for doubtful accounts	$27.0	$25.8	$(5.1)	$(10.2)	$37.5
Allowance for deferred tax asset	$11.9	$12.9	$(0.8)	$—	$24.0
Year ended January 2, 2015:
Allowance for doubtful accounts	$16.3	$11.4	$12.2	$(12.9)	$27.0
Allowance for deferred tax asset	$21.9	$(9.2)	$(0.8)	$—	$11.9

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 23, 2017.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2017
Robert J. Eck

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 23, 2017
Theodore A. Dosch

/s/ Ilaria Mocciaro	Senior Vice President — Controller (Principal Accounting Officer)	February 23, 2017
Ilaria Mocciaro

/s/ Lord James Blyth*	Director	February 23, 2017
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 23, 2017
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 23, 2017
Linda Walker Bynoe

/s/ Robert J. Eck	Director	February 23, 2017
Robert J. Eck

/s/ Robert W. Grubbs*	Director	February 23, 2017
Robert W. Grubbs

/s/ F. Philip Handy*	Director	February 23, 2017
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 23, 2017
Melvyn N. Klein

/s/ George Muñoz*	Director	February 23, 2017
George Muñoz

/s/ Scott R. Peppet*	Director	February 23, 2017
Scott R. Peppet

/s/ Valarie L. Sheppard*	Director	February 23, 2017
Valarie L. Sheppard

/s/ Stuart M. Sloan*	Director	February 23, 2017
Stuart M. Sloan

/s/ Samuel Zell*	Director	February 23, 2017
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated