Form 10-Q
period 2017-03-31
ANIXTER INTERNATIONAL INC
filed 2017-04-25
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
At April 19, 2017, 33,226,426 shares of registrant’s Common Stock, $1 par value, were outstanding.

This report may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “anticipates”, “contemplates”, “estimates”, “plans”, “projects”, “should”, “may”, “will” or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report. Other factors could also cause actual results to differ materially from expected results included in these statements. These factors include but are not limited to general economic conditions, the level of customer demand particularly for capital projects in the markets we serve, changes in supplier or customer relationships, risks associated with nonconforming products and services, political, economic or currency risks related to non-U.S. operations, new or changed competitors, risks associated with inventory and accounts receivable, copper and commodity price fluctuations, risks associated with substantial debt and restrictions contained in financial and operating covenants in our debt agreements, capital project volumes, the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, information security risks, the impact and the uncertainty concerning the timing and terms of the withdrawal by the United Kingdom from the European Union, and risks associated with the integration of acquired companies including, but not limited to, the risk that the acquisitions may not provide us with the synergies or other benefits that were anticipated.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
(In millions, except per share amounts)
Net sales	$1,895.8	$1,816.2
Cost of goods sold	1,516.1	1,445.4
Gross profit	379.7	370.8
Operating expenses	310.7	310.5
Operating income	69.0	60.3
Other expense:
Interest expense	(18.9)	(20.1)
Other, net	(0.2)	(2.8)
Income from continuing operations before income taxes	49.9	37.4
Income tax expense from continuing operations	19.0	14.2
Net income from continuing operations	30.9	23.2
Loss from discontinued operations before income taxes	—	(0.7)
Income tax benefit from discontinued operations	—	(0.3)
Net loss from discontinued operations	—	(0.4)
Net income	$30.9	$22.8
Income (loss) per share:
Basic:
Continuing operations	$0.92	$0.70
Discontinued operations	—	(0.01)
Net income	$0.92	$0.69
Diluted:
Continuing operations	$0.91	$0.70
Discontinued operations	—	(0.02)
Net income	$0.91	$0.68
Basic weighted-average common shares outstanding	33.5	33.3
Effect of dilutive securities:
Stock options and units	0.4	0.1
Diluted weighted-average common shares outstanding	33.9	33.4

Net income	30.9	$22.8
Other comprehensive income:
Foreign currency translation	14.2	18.3
Changes in unrealized pension cost, net of tax	0.8	1.0
Other comprehensive income	15.0	19.3
Comprehensive income	$45.9	$42.1

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 30, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118.2	$115.1
Accounts receivable, net	1,320.2	1,353.2
Inventories	1,156.0	1,178.3
Other current assets	43.0	41.9
Total current assets	2,637.4	2,688.5
Property and equipment, at cost	351.9	343.4
Accumulated depreciation	(209.8)	(203.1)
Property and equipment, net	142.1	140.3
Goodwill	767.2	764.6
Intangible assets, net	407.3	415.4
Other assets	86.2	84.8
Total assets	$4,040.2	$4,093.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980.6	$1,006.0
Accrued expenses	222.2	257.9
Total current liabilities	1,202.8	1,263.9
Long-term debt	1,337.6	1,378.8
Other liabilities	157.2	158.7
Total liabilities	2,697.6	2,801.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,574,210 and 33,437,882 shares issued and outstanding at March 31, 2017 and December 30, 2016, respectively	33.6	33.4
Capital surplus	266.1	261.8
Retained earnings	1,278.8	1,247.9
Accumulated other comprehensive loss:
Foreign currency translation	(139.7)	(153.9)
Unrecognized pension liability, net	(96.2)	(97.0)
Total accumulated other comprehensive loss	(235.9)	(250.9)
Total stockholders’ equity	1,342.6	1,292.2
Total liabilities and stockholders’ equity	$4,040.2	$4,093.6
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2017	April 1, 2016
(In millions)
Operating activities:
Net income	$30.9	$22.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.0	7.0
Amortization of intangible assets	9.0	9.7
Stock-based compensation	4.5	4.1
Deferred income taxes	0.4	0.5
Accretion of debt discount	0.5	0.5
Amortization of deferred financing costs	0.5	0.5
Pension plan contributions	(4.5)	(4.6)
Pension plan expenses	2.6	2.7
Changes in current assets and liabilities, net	1.8	26.3
Other, net	(1.2)	(4.3)
Net cash provided by operating activities	51.5	65.2
Investing activities:
Capital expenditures, net	(8.6)	(7.0)
Net cash used in investing activities	(8.6)	(7.0)
Financing activities:
Proceeds from borrowings	435.0	359.1
Repayments of borrowings	(463.6)	(450.6)
Repayments of Canadian term loan	(15.0)	—
Proceeds from stock options exercised	1.8	—
Other, net	(0.2)	—
Net cash used in financing activities	(42.0)	(91.5)
Increase (decrease) in cash and cash equivalents	0.9	(33.3)
Effect of exchange rate changes on cash balances	2.2	(2.7)
Cash and cash equivalents at beginning of period	115.1	151.3
Cash and cash equivalents at end of period	$118.2	$115.3
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The unaudited interim condensed consolidated financial statements of Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company"), sometimes referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", or "ourselves" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current year presentation. The results as discussed in the Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise noted.
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Anixter's Annual Report on Form 10-K for the year ended December 30, 2016 ("2016 Form 10-K"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Financial Statements for the periods shown.
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The first quarter of fiscal year 2017 ended on March 31, 2017, and the first quarter of fiscal year 2016 ended on April 1, 2016.
Recently issued and adopted accounting pronouncements: In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for the Company's financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal year 2017. On a prospective basis, excess tax benefits recognized on stock-based compensation expense were reflected as a component of the provision for income taxes. As allowed by the new guidance, the Company has elected to account for forfeitures as they occur. Anixter has also elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. The result of this adoption did not have a material impact on Anixter's Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. The  core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle, and in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The new guidance provides for two transition methods: a full retrospective approach and a modified retrospective approach.  Anixter will adopt the new revenue recognition guidance in the first quarter of fiscal year 2018 utilizing the modified retrospective method of adoption. The Company continues to evaluate the impact of this guidance on its consolidated results of operations and financial condition. The Company has developed a multi-phase plan to assess the impact of adoption on its material revenue streams, evaluate the new disclosure requirements, and identify and implement appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. Anixter is currently in the process of completing its initial analysis and performing detailed reviews of significant contracts to determine any adjustments necessary to existing accounting policies, and to support an evaluation of the impact on its results of operations and financial condition.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The guidance modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Consolidated Financial Statements.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended
(In millions)	March 31, 2017	April 1, 2016
Other, net:
Foreign exchange	$(0.7)	$(3.1)
Cash surrender value of life insurance policies	0.6	0.6
Other	(0.1)	(0.3)
Total other, net	$(0.2)	$(2.8)
Due to the continued strength of the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe and Latin America, the Company recorded foreign exchange losses of $0.7 million and $3.1 million in the first quarter of 2017 and 2016, respectively.
Several of Anixter's subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. The increase or decrease in expected functional currency cash flows results in a foreign currency transaction gain or loss that is included in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income.
The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative perfectly offsets the impact of the underlying hedged item (e.g., various foreign currency-denominated accounts). Its counterparties to foreign currency forward contracts have investment-grade credit ratings. Anixter expects the creditworthiness of its counterparties to remain intact through the term of the transactions. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist which could affect the value of the derivatives.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At March 31, 2017 and December 30, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At March 31, 2017 and December 30, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $107.3 million and $114.8 million, respectively. At March 31, 2017 and December 30, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $87.9 million and $90.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of company-owned life insurance policies associated with the company-sponsored deferred compensation program.
Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive loss" on the Condensed Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to the Company's defined benefit obligations, certain immaterial derivative transactions that have been designated as cash flow hedges and foreign currency translation. See Note 5. "Pension Plans" for pension related amounts reclassified into net income.
Investments in several subsidiaries are recorded in currencies other than the USD. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the USD increase or decrease the value of those investments. These fluctuations and the results of operations for foreign subsidiaries, where the functional currency is not the USD, are translated into USD using the average exchange rates during the periods reported, while the assets and liabilities are translated using period-end exchange rates. The assets and liabilities-related translation adjustments are recorded as a separate component of AOCI, "Foreign currency translation." In addition, as Anixter's subsidiaries maintain investments denominated in currencies other than local currencies, exchange rate fluctuations will occur. Borrowings are raised in certain foreign currencies to minimize the exchange rate translation adjustment risk.

NOTE 2. DEBT
Debt is summarized below:

(In millions)	March 31, 2017	December 30, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.4	$346.3
5.125% Senior notes due 2021	395.9	395.7
5.625% Senior notes due 2019	347.9	347.7
Canadian term loan	81.6	95.4
Revolving lines of credit	170.0	197.1
Other	2.2	3.5
Unamortized deferred financing costs	(6.4)	(6.9)
Total long-term debt	$1,337.6	$1,378.8
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of the Senior notes due 2023, Senior notes due 2021 and Senior notes due 2019.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2017, the Company's total carrying value and estimated fair value of debt outstanding was $1,337.6 million and $1,397.0 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 30, 2016 of $1,378.8 million and $1,435.6 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under Anixter's revolving lines of credit and partial repayment of the Canadian term loan.

NOTE 3.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of March 31, 2017, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 4.  INCOME TAXES
The Company's effective tax rate for the first quarter of 2017 was 38.1% compared to 37.9% in the prior year period. The increase was due primarily to the change in the country mix of earnings.
Anixter considers the undistributed earnings of its foreign subsidiaries, along with future earnings, to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state incomes taxes or any withholding taxes has been recorded.

NOTE 5.  PENSION PLANS
The Company's defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of these defined benefit pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company's policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Service cost	$1.2	$1.2	$1.5	$1.5	$2.7	$2.7
Interest cost	2.8	2.9	1.7	2.1	4.5	5.0
Expected return on plan assets	(3.7)	(3.6)	(2.2)	(2.5)	(5.9)	(6.1)
Net amortization (a)	0.5	0.5	0.8	0.6	1.3	1.1
Net periodic pension cost	$0.8	$1.0	$1.8	$1.7	$2.6	$2.7
(a) Reclassified into operating expenses from AOCI.

NOTE 6.  STOCKHOLDERS' EQUITY
At the end of the first quarter of 2017, there were 1.0 million shares reserved for issuance under all incentive plans. Under the current stock incentive plans, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter of 2016, Anixter initiated a performance-based restricted stock unit ("performance units") program that will be earned in one-third tranches to be evaluated on the anniversary of the first, second and third performance cycles. Each evaluation period will be based on the achievement of the Company's total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The earned shares are issued on the third anniversary of the grant date. The granted units will be adjusted based on the specific payout percentage of the grant agreement. The fair value of each tranche related to the performance units were estimated at the grant date using the Monte Carlo Simulation pricing model.
During the three months ended March 31, 2017, the Company granted 173,187 stock units to employees, with a weighted-average grant-date fair value of $14.9 million. During the three months ended March 31, 2017, the Company granted 33,956 performance units to employees, with a weighted-average grant-date fair value of $3.0 million. During the three months ended March 31, 2017, the Company granted directors 7,802 stock units, with a weighted-average grant-date fair value of $0.6 million. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the first quarter of 2017 and 2016, the antidilutive stock options and units were immaterial.

NOTE 7. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable products and utility power solutions. The Company has identified Network & Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. We also have various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.
The categorization of net sales by end market is determined using a variety of data points including the technical characteristic of the product, the "sold to" customer information, the "ship to" customer information and the end customer product or application into which product will be incorporated. Anixter also has largely specialized its sales organization by segment. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies net sales by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.
Segment Financial Information
Segment information for the three months ended March 31, 2017 and April 1, 2016 are as follows:

First Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$984.9	$527.4	$383.5	$—	$1,895.8
Operating income	61.8	27.9	16.2	(36.9)	69.0

First Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$949.1	$506.0	$361.1	$—	$1,816.2
Operating income	58.8	22.5	14.3	(35.3)	60.3

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the three months ended March 31, 2017:

(In millions)	NSS	EES	UPS	Total
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6
Foreign currency translation	1.0	0.1	1.5	$2.6
Balance as of March 31, 2017	$406.0	$181.1	$180.1	$767.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2017	December 30, 2016
Assets:
Current assets	$2,636.1	$2,688.3
Property, equipment and capital leases, net	149.9	148.4
Goodwill	767.2	764.6
Intangible assets, net	407.3	415.4
Other assets	86.2	84.8
	$4,046.7	$4,101.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,203.9	$1,264.9
Subordinated notes payable to parent	0.6	0.7
Long-term debt	1,348.5	1,390.1
Other liabilities	154.1	156.8
Stockholder’s equity	1,339.6	1,289.0
	$4,046.7	$4,101.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
(In millions)	March 31, 2017	April 1, 2016
Net sales	$1,895.8	$1,816.2
Operating income	$70.6	$61.9
Income from continuing operations before income taxes	$51.3	$38.7
Net loss from discontinued operations	$—	$(0.4)
Net income	$31.7	$23.6
Comprehensive income	$46.7	$42.9

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 30, 2016.

First Quarter 2017 and 2016 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended
	March 31, 2017	April 1, 2016
Net sales	$1,895.8	$1,816.2
Gross profit	379.7	370.8
Operating expenses	310.7	310.5
Operating income	69.0	60.3
Other expense:
Interest expense	(18.9)	(20.1)
Other, net	(0.2)	(2.8)
Income from continuing operations before income taxes	49.9	37.4
Income tax expense from continuing operations	19.0	14.2
Net income from continuing operations	30.9	23.2
Net loss from discontinued operations	—	(0.4)
Net income	$30.9	$22.8
Diluted income per share:
Continuing operations	$0.91	$0.70
Discontinued operations	—	(0.02)
Net income	$0.91	$0.68
Executive Overview
First Quarter Highlights
Reflecting broad strength across the business, we delivered overall organic sales growth of 4.0%, driven by organic growth in our Network and Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") segments of 4.2%, 2.4% and 5.8%, respectively. We continue to benefit from our synergy initiatives and the slowly recovering industrial economy.

Additional highlights of the quarter included:

•	Record first quarter sales of $1,895.8 million, up 4.4%, with growth in all segments and geographies;

•	Generated $51.5 million in cash from operations, further improving liquidity
Strategy Update and Business Outlook
As we maintain our focus on our growth initiatives which include synergistic sales and global accounts, we are still cautious regarding the macro environment. Our sales momentum reflects a slowly improving economic environment and solid execution of our growth initiatives. We expect continued strength in our NSS segment driven by projects with global customers, our security business, current momentum in our EMEA and emerging markets geographies, our day-to-day business and our growth initiatives. We are encouraged by improving economic conditions in many regions, supporting the strong growth we experienced in both our EMEA and Emerging Markets geographies. Given the pockets of strength in the business, including in global markets and in our OEM business, together with our synergistic growth opportunities in the industrial portion of the business, we continue to expect our EES segment to achieve full year organic growth in 2017. The combination of new customer wins and a robust pipeline is expected to result in growth in our UPS segment in both the second quarter and full year 2017.

ANIXTER INTERNATIONAL INC.

Items Impacting Comparability of Results
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") above, this report includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission. Specifically, net sales comparisons to the prior corresponding period, both worldwide and in relevant segments, are discussed in this report both on a U.S. GAAP and non-GAAP basis. We believe that by providing non-GAAP organic growth, which adjusts for the impact of acquisitions (when applicable), foreign exchange fluctuations, copper prices and the number of billing days, both management and investors are provided with meaningful supplemental sales information to understand and analyze our underlying trends and other aspects of our financial performance. Historically, and from time to time, we may also exclude other items from reported financial results (e.g., impairment charges, inventory adjustments, restructuring charges, tax items, currency devaluations, pension settlements, etc.) in presenting adjusted operating expense, adjusted operating income, adjusted income tax expense and adjusted net income so that both management and financial statement users can use these non-GAAP financial measures to further understand and evaluate our performance period over period and to analyze the underlying trends of our business. As a result of the recent acquisitions, we have also excluded amortization of intangible assets associated with purchase accounting from acquisitions from the adjusted amounts for comparison of the non-GAAP financial measures period over period.
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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three months ended March 31, 2017 and April 1, 2016.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended
	March 31, 2017	April 1, 2016
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.0)	$(9.7)
Acquisition and integration costs	—	(2.2)
Total of items impacting operating expense and operating income	$(9.0)	$(11.9)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	$2.9	$4.5
Total of items impacting income taxes	$2.9	$4.5
Net income impact of these items	$(6.1)	$(7.4)
Diluted EPS impact of these items	$(0.18)	$(0.22)
The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Income by Segment:

	Three Months Ended March 31, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.1)	$(3.3)	$—	$(9.0)
Restructuring charge	—	0.5	(0.2)	(0.3)	—
Total of items impacting operating income	$(3.6)	$(1.6)	$(3.5)	$(0.3)	$(9.0)

	Three Months Ended April 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.2)	$(3.9)	$—	$(9.7)
Acquisition and integration costs	—	—	(0.3)	(1.9)	(2.2)
Total of items impacting operating income	$(3.6)	$(2.2)	$(4.2)	$(1.9)	$(11.9)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended
	March 31, 2017	April 1, 2016
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$30.9	$23.2
Items impacting net income from continuing operations	6.1	7.4
Net income from continuing operations - Non-GAAP	$37.0	$30.6

Diluted EPS from continuing operations – U.S. GAAP	$0.91	$0.70
Diluted EPS impact of these items from continuing operations	0.18	0.22
Diluted EPS from continuing operations – Non-GAAP	$1.09	$0.92

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended March 31, 2017				Three Months Ended April 1, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$768.0	$(2.4)	$—	$765.6	$748.0	2.4%
EMEA	92.9	4.1	—	97.0	81.4	19.3%
Emerging Markets	124.0	2.2	—	126.2	119.7	5.4%
NSS	$984.9	$3.9	$—	$988.8	$949.1	4.2%

Electrical & Electronic Solutions (EES)
North America	$416.2	$(1.7)	$(11.3)	$403.2	$404.8	(0.4)%
EMEA	62.5	6.4	(2.6)	66.3	57.7	14.8%
Emerging Markets	48.7	1.0	(0.8)	48.9	43.5	12.4%
EES	$527.4	$5.7	$(14.7)	$518.4	$506.0	2.4%

Utility Power Solutions (UPS)
North America	$383.5	$(1.3)	$(0.2)	$382.0	$361.1	5.8%
UPS	$383.5	$(1.3)	$(0.2)	$382.0	$361.1	5.8%

Total	$1,895.8	$8.3	$(14.9)	$1,889.2	$1,816.2	4.0%

Geographic Sales
North America	$1,567.7	$(5.4)	$(11.5)	$1,550.8	$1,513.9	2.4%
EMEA	155.4	10.5	(2.6)	163.3	139.1	17.5%
Emerging Markets	172.7	3.2	(0.8)	175.1	163.2	7.3%
Total	$1,895.8	$8.3	$(14.9)	$1,889.2	$1,816.2	4.0%
NSS – Sales of $984.9 million increased 3.8% from $949.1 million in the prior year period. NSS organic sales increased 4.2%, adjusting for the unfavorable impact from foreign exchange, driven by broad-based growth across all geographies of the business. NSS security sales in the three months ended March 31, 2017 of $398.4 million, which represents 40.4% of total segment sales, increased 2.2% from the prior year period. Adjusted for the $1.8 million negative currency impact, organic security sales growth was 2.7% compared to the three months ended April 1, 2016.
EES – Sales of $527.4 million increased 4.2% from $506.0 million in the prior year period driven by synergies and the slowly recovering industrial economy, strengthened by the favorable impact from copper and partially offset by the unfavorable impact from foreign exchange. EES organic sales increased by 2.4%, driven by growth across our EMEA and Emerging Markets geographies.
UPS – Sales of $383.5 million increased 6.2% from $361.1 million in the prior period driven by synergistic sales to service a new investor-owned utility customer. UPS organic sales increased 5.8%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 20.0% in the first quarter of 2017 compares to 20.4% in the first quarter of 2016. The lower gross margin is driven by customer mix combined with segment mix.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $310.7 million and $310.5 million in the first quarter of 2017 and 2016, respectively. The first quarter of 2017 includes $9.0 million of intangible asset amortization expense. The first quarter of 2016 includes $9.7 million of intangible asset amortization expense and acquisition and integration costs of $2.2 million. Excluding these items, adjusted operating expenses in the first quarter of 2017 of $301.7 million, or 15.9% of sales, compares to prior year adjusted operating expense of $298.6 million, or 16.4% of sales. Further adjusting operating expenses for a favorable $2.0 million impact of foreign currency in the three months ended 2017, adjusted operating expenses would have increased by 1.7%.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$61.8	$27.9	$16.2	$(36.9)	$69.0
Operating income, 2016	58.8	22.5	14.3	(35.3)	60.3
$ Change	$3.0	$5.4	$1.9	$(1.6)	$8.7
% Change	5.0%	23.8%	13.9%	(4.5)%	14.4%

Items impacting operating income in 2017	$3.6	$1.6	$3.5	$0.3	$9.0
Adjusted operating income, 2017 (Non-GAAP)	$65.4	$29.5	$19.7	$(36.6)	$78.0

Items impacting operating income in 2016	$3.6	$2.2	$4.2	$1.9	$11.9
Adjusted operating income, 2016 (Non-GAAP)	$62.4	$24.7	$18.5	$(33.4)	$72.2

Adjusted % Change (Non-GAAP)	4.8%	19.4%	6.5%	(9.6)%	8.0%

Plus the % impact of:
Foreign exchange	0.7%	1.4%	(0.7)%	(1.0)%	0.5%
Copper pricing	—%	(14.4)%	(0.1)%	—%	(5.4)%
Organic (Non-GAAP)	5.7%	10.8%	13.1%	(5.5)%	9.5%

NSS – Operating income was $61.8 million, or 6.3% of sales, in the first quarter of 2017, compared to $58.8 million, or 6.2% of sales, in the first quarter of 2016. The increase in operating income was primarily due to an increase in net sales combined with operating expense control, partially offset by the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $65.4 million in the first quarter of 2017, resulting in adjusted operating margin of 6.6%. NSS delivered adjusted operating income of $62.4 million in the first quarter of 2016, resulting in adjusted operating margin of 6.6%.

EES – Operating income was $27.9 million, or 5.3% of sales, in the first quarter of 2017, compared to $22.5 million, or 4.4% of sales, in the first quarter of 2016. The increase in operating income was driven by strong sales growth, combined with ongoing expense discipline, resulting in improved profitability in the business. EES delivered adjusted operating income of $29.5 million in the first quarter of 2017, resulting in adjusted operating margin of 5.6%. EES delivered adjusted operating income of $24.7 million in the first quarter of 2016, resulting in adjusted operating margin of 4.9%.

UPS - Operating income was $16.2 million, or 4.2% of sales, in the first quarter of 2017 compared to $14.3 million, or 3.9%, in the first quarter of 2016. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. UPS delivered adjusted operating income of $19.7 million in the first quarter of 2017, resulting in adjusted operating margin of 5.1%. UPS delivered adjusted operating income of $18.5 million in the first quarter of 2016, resulting in adjusted operating margin of 5.1%.
Interest Expense and Other
Interest expense was $18.9 million and $20.1 million in the first quarter of 2017 and 2016, respectively. The decrease in interest expense for the first quarter of 2017 was driven by lower borrowings under the Receivables Facility and Canadian term loan.

ANIXTER INTERNATIONAL INC.

Foreign exchange and other expense of $0.2 million in the first quarter of 2017 compares to $2.8 million in the first quarter of 2016. Due to the continued strength of the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe and Latin America, we recorded foreign exchange losses of $0.7 million and $3.1 million in the first quarter of 2017 and 2016, respectively.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of life insurance policies of $0.6 million in the first quarters of 2017 and 2016.
Income Taxes
Our effective tax rate from continuing operations for the first quarter of 2017 was 38.1% compared to 37.9% in the prior period. The increase was due primarily to the change in the country mix of earnings.
EBITDA

2017 EBITDA by Segment:
	Three Months Ended March 31, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$61.8	$27.9	$16.2	$(75.0)	$30.9
Interest expense	—	—	—	18.9	18.9
Income taxes	—	—	—	19.0	19.0
Depreciation	0.8	0.6	1.0	4.6	7.0
Amortization of intangible assets	3.6	2.1	3.3	—	9.0
EBITDA	$66.2	$30.6	$20.5	$(32.5)	$84.8

Total of items impacting operating income*	$—	$(0.5)	$0.2	$0.3	$—
Foreign exchange and other non-operating expense	—	—	—	0.2	0.2
Stock-based compensation	0.4	0.3	0.2	3.6	4.5
Adjusted EBITDA	$66.6	$30.4	$20.9	$(28.4)	$89.5

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

2016 EBITDA by Segment:
	Three Months Ended April 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$58.8	$22.5	$14.3	$(72.4)	$23.2
Interest expense	—	—	—	20.1	20.1
Income taxes	—	—	—	14.2	14.2
Depreciation	0.9	0.5	1.4	4.2	7.0
Amortization of intangible assets	3.6	2.2	3.9	—	9.7
EBITDA	$63.3	$25.2	$19.6	$(33.9)	$74.2

Total of items impacting operating income*	$—	$—	$0.3	$1.9	$2.2
Foreign exchange and other non-operating expense	—	—	—	2.8	2.8
Stock-based compensation	0.5	0.2	0.2	3.2	4.1
Adjusted EBITDA	$63.8	$25.4	$20.1	$(26.0)	$83.3

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS - NSS adjusted EBITDA of $66.6 million in the first quarter of 2017 compares to $63.8 million in the first quarter of 2016. The increase in adjusted EBITDA was due to volume growth combined with operating expense leverage.
EES - EES adjusted EBITDA of $30.4 million in the first quarter of 2017 compares to $25.4 million in the first quarter of 2016. The favorable impacts of higher copper prices combined with the slowly recovering industrial economy resulted in the increase to adjusted EBITDA.
UPS - UPS adjusted EBITDA of $20.9 million in the first quarter of 2017 compares to $20.1 million in the first quarter of 2016. The increase in adjusted EBITDA was due to strong sales growth, partially offset by customer mix.

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
Net cash provided by operations was $51.5 million in the three months ended March 31, 2017 versus $65.2 million in the prior year period. The decrease reflects higher working capital investment to support an acceleration in sales growth, partially offset by stronger earnings.
Net cash used in investing activities was $8.6 million and $7.0 million in the three months ended March 31, 2017 and April 1, 2016, respectively, and related to capital expenditures. Capital expenditures are expected to be approximately $40 - $50 million in 2017 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $42.0 million in the three months ended March 31, 2017 compared to $91.5 million in the three months ended April 1, 2016. During the three months ended March 31, 2017, we had net repayments from our revolving lines of credit of $28.6 million and a repayment of our Canadian term loan of $15.0 million. During the three months ended April 1, 2016, we had net repayments from our revolving lines of credit of $91.5 million.
Liquidity and Capital Resources
At March 31, 2017, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At March 31, 2017, there was $170.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased to 49.9% at March 31, 2017, from 51.6% at December 30, 2016. Our continued focus on improving our cost structure and working capital efficiency enabled us to return to our targeted range of 45 - 50% in the first quarter of 2017.
We are in compliance with all of our covenant availability and ratio requirements. We believe that there is adequate margin between the covenant availability and ratio requirements and the actual availability and ratios given the current trends of the business. For further information, including information regarding our credit arrangements, see Note 2. "Debt" in the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
There were no material changes in our critical accounting policies since the filing of our 2016 Form 10-K. For further information about recently issued accounting pronouncements, see Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements. As discussed in the 2016 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

ANIXTER INTERNATIONAL INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes to market risks and related disclosures in Item 7A. of Part II in the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the Securities and Exchange Commission on February 23, 2017.

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of March 31, 2017 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2017. There was no change in internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 3. "Legal Contingencies" in the Notes to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the Securities and Exchange Commission on February 23, 2017.

ITEM 6.  EXHIBITS.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, President and Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and April 1, 2016, (ii) the Condensed Consolidated Balance Sheets at March 31, 2017 and April 1, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2017.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

April 25, 2017	By:	/s/ Robert J. Eck
Robert J. Eck
President and Chief Executive Officer

April 25, 2017	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer