Form 10-Q
period 2017-06-30
ANIXTER INTERNATIONAL INC
filed 2017-07-25
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
At July 19, 2017, 33,240,219 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
(In millions, except per share amounts)
Net sales	$2,001.4	$1,955.7	$3,897.2	$3,771.9
Cost of goods sold	1,605.7	1,562.3	3,121.8	3,007.7
Gross profit	395.7	393.4	775.4	764.2
Operating expenses	313.0	336.7	623.7	647.2
Operating income	82.7	56.7	151.7	117.0
Other expense:
Interest expense	(17.9)	(19.8)	(36.8)	(39.9)
Other, net	(1.0)	(0.8)	(1.2)	(3.6)
Income from continuing operations before income taxes	63.8	36.1	113.7	73.5
Income tax expense from continuing operations	23.7	15.3	42.7	29.5
Net income from continuing operations	40.1	20.8	71.0	44.0
Loss from discontinued operations before income taxes	—	(0.5)	—	(1.2)
Income tax benefit from discontinued operations	—	(0.2)	—	(0.5)
Net loss from discontinued operations	—	(0.3)	—	(0.7)
Net income	$40.1	$20.5	$71.0	$43.3
Income (loss) per share:
Basic:
Continuing operations	$1.19	$0.62	$2.12	$1.32
Discontinued operations	—	(0.01)	—	(0.02)
Net income	$1.19	$0.61	$2.12	$1.30
Diluted:
Continuing operations	$1.18	$0.62	$2.09	$1.32
Discontinued operations	—	(0.01)	—	(0.03)
Net income	$1.18	$0.61	$2.09	$1.29
Basic weighted-average common shares outstanding	33.6	33.4	33.6	33.3
Effect of dilutive securities:
Stock options and units	0.4	0.1	0.4	0.1
Diluted weighted-average common shares outstanding	34.0	33.5	34.0	33.4

Net income	$40.1	$20.5	$71.0	$43.3
Other comprehensive income:
Foreign currency translation	8.8	(5.1)	23.0	13.2
Changes in unrealized pension cost, net of tax	1.1	6.9	1.9	7.9
Other comprehensive income	9.9	1.8	24.9	21.1
Comprehensive income	$50.0	$22.3	$95.9	$64.4

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 30, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$178.0	$115.1
Accounts receivable, net	1,382.4	1,353.2
Inventories	1,191.2	1,178.3
Other current assets	45.1	41.9
Total current assets	2,796.7	2,688.5
Property and equipment, at cost	368.7	343.4
Accumulated depreciation	(221.0)	(203.1)
Property and equipment, net	147.7	140.3
Goodwill	771.4	764.6
Intangible assets, net	400.2	415.4
Other assets	87.9	84.8
Total assets	$4,203.9	$4,093.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,094.2	$1,006.0
Accrued expenses	224.2	257.9
Total current liabilities	1,318.4	1,263.9
Long-term debt	1,331.2	1,378.8
Other liabilities	157.9	158.7
Total liabilities	2,807.5	2,801.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,595,190 and 33,437,882 shares issued and outstanding at June 30, 2017 and December 30, 2016, respectively	33.6	33.4
Capital surplus	269.9	261.8
Retained earnings	1,318.9	1,247.9
Accumulated other comprehensive loss:
Foreign currency translation	(130.9)	(153.9)
Unrecognized pension liability, net	(95.1)	(97.0)
Total accumulated other comprehensive loss	(226.0)	(250.9)
Total stockholders’ equity	1,396.4	1,292.2
Total liabilities and stockholders’ equity	$4,203.9	$4,093.6
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016
(In millions)
Operating activities:
Net income	$71.0	$43.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.1	14.0
Amortization of intangible assets	18.0	19.2
Stock-based compensation	8.9	8.4
Deferred income taxes	0.8	1.4
Accretion of debt discount	1.1	1.1
Amortization of deferred financing costs	1.1	1.0
Pension plan contributions	(8.5)	(10.5)
Pension plan expenses	5.1	15.2
Changes in current assets and liabilities, net	26.7	62.4
Other, net	(1.2)	(5.9)
Net cash provided by operating activities	137.1	149.6
Investing activities:
Capital expenditures, net	(20.8)	(16.4)
Other, net	—	(4.7)
Net cash used in investing activities	(20.8)	(21.1)
Financing activities:
Proceeds from borrowings	895.7	376.7
Repayments of borrowings	(909.5)	(496.7)
Repayments of Canadian term loan	(38.7)	(23.1)
Proceeds from stock options exercised	2.6	—
Other, net	(0.2)	(0.6)
Net cash used in financing activities	(50.1)	(143.7)
Increase (decrease) in cash and cash equivalents	66.2	(15.2)
Effect of exchange rate changes on cash balances	(3.3)	(2.9)
Cash and cash equivalents at beginning of period	115.1	151.3
Cash and cash equivalents at end of period	$178.0	$133.2
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The second quarter of fiscal year 2017 ended on June 30, 2017, and the second quarter of fiscal year 2016 ended on July 1, 2016.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for Anixter’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Consolidated Financial Statements.
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Other, net:
Foreign exchange	$(1.3)	$(1.4)	$(2.0)	$(4.5)
Cash surrender value of life insurance policies	0.5	0.6	1.1	1.2
Other	(0.2)	—	(0.3)	(0.3)
Total other, net	$(1.0)	$(0.8)	$(1.2)	$(3.6)
Due to the continued strength of the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe and Latin America, the Company recorded foreign exchange losses of $1.3 million and $1.4 million in the second quarter of 2017 and 2016, respectively. Foreign exchange losses were $2.0 million and $4.5 million in the six months ended June 30, 2017 and July 1, 2016, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At June 30, 2017 and December 30, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At June 30, 2017 and December 30, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $147.5 million and $114.8 million, respectively. At June 30, 2017 and December 30, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $112.3 million and $90.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of company-owned life insurance policies associated with the company-sponsored deferred compensation program.
Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive income" on the Condensed Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to the Company's defined benefit obligations and foreign currency translation. See Note 5. "Pension Plans" for pension related amounts reclassified into net income.
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

NOTE 2. DEBT
Debt is summarized below:

(In millions)	June 30, 2017	December 30, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.5	$346.3
5.125% Senior notes due 2021	396.1	395.7
5.625% Senior notes due 2019	348.1	347.7
Canadian term loan	59.1	95.4
Revolving lines of credit	185.2	197.1
Other	2.0	3.5
Unamortized deferred financing costs	(5.8)	(6.9)
Total long-term debt	$1,331.2	$1,378.8
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of Senior notes due 2023, Senior notes due 2021 and Senior notes due 2019.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2017, the Company's total carrying value and estimated fair value of debt outstanding was $1,331.2 million and $1,412.0 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 30, 2016 of $1,378.8 million and $1,435.6 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under Anixter's revolving lines of credit and partial repayment of the Canadian term loan.

NOTE 3.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of June 30, 2017, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTE 4.  INCOME TAXES
The Company's effective tax rate for the second quarter of 2017 was 37.2% compared to 42.4% in the prior year period. The Company's effective tax rate for the six months ended June 30, 2017 was 37.6% compared to 40.1% in the prior year period. The decrease was due primarily to the change in the country mix of earnings.
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
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$1.2	$1.2	$1.4	$1.5	$2.6	$2.7
Interest cost	2.7	2.8	1.7	2.3	4.4	5.1
Expected return on plan assets	(3.8)	(3.5)	(2.1)	(2.6)	(5.9)	(6.1)
Net amortization (a)	0.7	0.5	0.7	0.7	1.4	1.2
Settlement charge	—	—	—	9.6	—	9.6
Net periodic pension cost	$0.8	$1.0	$1.7	$11.5	$2.5	$12.5
(a) Reclassified into operating expenses from AOCI.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended
	Domestic		Foreign		Total
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$2.4	$2.4	$2.9	$3.0	$5.3	$5.4
Interest cost	5.5	5.7	3.4	4.4	8.9	10.1
Expected return on plan assets	(7.5)	(7.1)	(4.3)	(5.1)	(11.8)	(12.2)
Net amortization (a)	1.2	1.0	1.5	1.3	2.7	2.3
Settlement Charge	—	—	—	9.6	—	9.6
Net periodic pension cost	$1.6	$2.0	$3.5	$13.2	$5.1	$15.2
(a) Reclassified into operating expenses from AOCI.

NOTE 6.  STOCKHOLDERS' EQUITY
During the second quarter of 2017, the Company's shareholders approved the 2017 Stock Incentive Plan consisting of 2.0 million shares of the Company's common stock. Prior approved stock incentive plans have been closed and will not be allowed to issue future stock grants. At the end of the second quarter of 2017, there were 2.0 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
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
During the three months ended June 30, 2017, the Company did not grant stock units to employees. During the six months ended June 30, 2017, the Company granted 173,187 stock units to employees, with a weighted-average grant-date fair value of $14.9 million. During the three months ended June 30, 2017, the Company did not issue performance units to employees. During the six months ended June 30, 2017, the Company granted 33,956 performance units to employees, with a weighted-average grant-date fair value of $3.0 million. During the three and six months ended June 30, 2017, the Company granted directors 7,972 and 15,774 stock units, respectively, with a weighted-average grant-date fair value of $0.7 million and $1.3 million, respectively. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the second quarter of 2017 and 2016, the antidilutive stock options and units were immaterial.

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
Segment Financial Information
Segment information for the three and six months ended June 30, 2017 and July 1, 2016 are as follows:

(In millions)
Second Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$1,029.4	$561.5	$410.5	$—	$2,001.4
Operating income	64.9	29.6	21.3	(33.1)	82.7

Second Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,044.7	$555.1	$355.9	$—	$1,955.7
Operating income	64.9	23.9	12.0	(44.1)	56.7

Six Months of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$2,014.3	$1,088.9	$794.0	$—	$3,897.2
Operating income	126.7	57.5	37.5	(70.0)	151.7

Six Months of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,993.8	$1,061.1	$717.0	$—	$3,771.9
Operating income	123.7	46.4	26.3	(79.4)	117.0

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the six months ended June 30, 2017:

(In millions)	NSS	EES	UPS	Total
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6
Foreign currency translation	2.1	0.3	4.4	6.8
Balance as of June 30, 2017	$407.1	$181.3	$183.0	$771.4

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2017	December 30, 2016
Assets:
Current assets	$2,796.1	$2,688.3
Property, equipment and capital leases, net	155.3	148.4
Goodwill	771.4	764.6
Intangible assets, net	400.2	415.4
Other assets	87.8	84.8
	$4,210.8	$4,101.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,319.6	$1,264.9
Subordinated notes payable to parent	—	0.7
Long-term debt	1,341.8	1,390.1
Other liabilities	156.1	156.8
Stockholder’s equity	1,393.3	1,289.0
	$4,210.8	$4,101.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$2,001.4	$1,955.7	$3,897.2	$3,771.9
Operating income	$84.6	$58.2	$155.2	$120.1
Income from continuing operations before income taxes	$65.4	$37.4	$116.7	$76.1
Net loss from discontinued operations	$—	$(0.3)	$—	$(0.7)
Net income	$41.2	$21.2	$72.9	$44.8
Comprehensive income	$51.0	$23.0	$97.7	$65.9

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 30, 2016.

Second Quarter and Year-to-Date 2017 and 2016 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$2,001.4	$1,955.7	$3,897.2	$3,771.9
Gross profit	395.7	393.4	775.4	764.2
Operating expenses	313.0	336.7	623.7	647.2
Operating income	82.7	56.7	151.7	117.0
Other expense:
Interest expense	(17.9)	(19.8)	(36.8)	(39.9)
Other, net	(1.0)	(0.8)	(1.2)	(3.6)
Income from continuing operations before income taxes	63.8	36.1	113.7	73.5
Income tax expense from continuing operations	23.7	15.3	42.7	29.5
Net income from continuing operations	40.1	20.8	71.0	44.0
Net loss from discontinued operations	—	(0.3)	—	(0.7)
Net income	$40.1	$20.5	$71.0	$43.3
Diluted income per share:
Continuing operations	$1.18	$0.62	$2.09	$1.32
Discontinued operations	—	(0.01)	—	(0.03)
Net income	$1.18	$0.61	$2.09	$1.29
Executive Overview
Second Quarter Highlights
Reflecting broad strength across all three of our geographies, we delivered overall organic sales growth of 2.6%, driven by 15.8% organic growth in our Utility Power Solutions ("UPS") segment. We continue to benefit from our synergy initiatives and the slowly recovering industrial economy.

Additional highlights of the quarter included:

•	Record second quarter sales of $2,001.4 million, up 2.3%, with growth in all geographies;

•	Generated $137.1 million in cash from operations in the first half of 2017, further improving liquidity
Strategy Update and Business Outlook
As we enter the second half of the year, our focus remains on our growth initiatives which include synergistic sales and global accounts. Our sales momentum reflects solid execution of our growth initiatives and flat to modest share gain across our markets. Against the backdrop of slow economic growth and a gradually improving global economy, we believe we are well positioned for sustainable growth given our specialized distribution model, supply chain capabilities and technical expertise. Based on our backlog and pipeline activity, and supported by our customers' optimism and macro-economic indicators, we remain optimistic that end markets will improve in the second half of 2017.

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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and six months ended June 30, 2017 and July 1, 2016.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.0)	$(9.5)	$(18.0)	$(19.2)
UK pension settlement	—	(9.6)	—	(9.6)
Restructuring charge	—	(5.6)	—	(5.6)
Acquisition and integration costs	—	(1.4)	—	(3.6)
Latin America bad debt provision	—	(7.6)	—	(7.6)
Total of items impacting operating expense and operating income	$(9.0)	$(33.7)	$(18.0)	$(45.6)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	$2.9	$10.3	$5.8	$14.8
Total of items impacting income taxes	$2.9	$10.3	$5.8	$14.8
Net income impact of these items	$(6.1)	$(23.4)	$(12.2)	$(30.8)
Diluted EPS impact of these items	$(0.18)	$(0.70)	$(0.36)	$(0.92)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.1)	$(3.3)	$—	$(9.0)
Restructuring charge	—	—	0.1	(0.1)	—
Total of items impacting operating expense and operating income	$(3.6)	$(2.1)	$(3.2)	$(0.1)	$(9.0)

	Three Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.0)	$(3.9)	$—	$(9.5)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.9)	(1.4)	(2.2)	(0.1)	(5.6)
Acquisition and integration costs	—	—	—	(1.4)	(1.4)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(9.4)	$(7.1)	$(6.1)	$(11.1)	$(33.7)

	Six Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(7.2)	$(4.2)	$(6.6)	$—	$(18.0)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Total of items impacting operating expense and operating income	$(7.2)	$(3.7)	$(6.7)	$(0.4)	$(18.0)

ANIXTER INTERNATIONAL INC.

	Six Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(7.2)	$(4.2)	$(7.8)	$—	$(19.2)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.9)	(1.4)	(2.2)	(0.1)	(5.6)
Acquisition and integration costs	—	—	(0.3)	(3.3)	(3.6)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(13.0)	$(9.3)	$(10.3)	$(13.0)	$(45.6)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$40.1	$20.8	$71.0	$44.0
Items impacting net income from continuing operations	6.1	23.4	12.2	30.8
Net income from continuing operations - Non-GAAP	$46.2	$44.2	$83.2	$74.8

Diluted EPS from continuing operations – U.S. GAAP	$1.18	$0.62	$2.09	$1.32
Diluted EPS impact of these items from continuing operations	0.18	0.70	0.36	0.92
Diluted EPS from continuing operations – Non-GAAP	$1.36	$1.32	$2.45	$2.24

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended June 30, 2017				Three Months Ended July 1, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$817.1	$3.6	$—	$820.7	$838.7	(2.2)%
EMEA	86.5	2.9	—	89.4	85.8	4.1%
Emerging Markets	125.8	0.9	—	126.7	120.2	5.5%
NSS	$1,029.4	$7.4	$—	$1,036.8	$1,044.7	(0.8)%

Electrical & Electronic Solutions (EES)
North America	$441.6	$2.9	$(10.4)	$434.1	$454.7	(4.5)%
EMEA	63.8	5.5	(2.6)	66.7	59.2	12.6%
Emerging Markets	56.1	0.6	(0.6)	56.1	41.2	36.5%
EES	$561.5	$9.0	$(13.6)	$556.9	$555.1	0.3%

Utility Power Solutions (UPS)
North America	$410.5	$1.8	$(0.2)	$412.1	$355.9	15.8%
UPS	$410.5	$1.8	$(0.2)	$412.1	$355.9	15.8%

Total	$2,001.4	$18.2	$(13.8)	$2,005.8	$1,955.7	2.6%

Geographic Sales
North America	$1,669.2	$8.3	$(10.6)	$1,666.9	$1,649.3	1.1%
EMEA	150.3	8.4	(2.6)	156.1	145.0	7.6%
Emerging Markets	181.9	1.5	(0.6)	182.8	161.4	13.4%
Total	$2,001.4	$18.2	$(13.8)	$2,005.8	$1,955.7	2.6%
NSS – Sales of $1,029.4 million decreased 1.5% from $1,044.7 million in the prior year period. Adjusting for the unfavorable impact from foreign exchange, NSS organic sales decreased 0.8%, reflecting fewer large projects in the current quarter versus the prior year quarter. NSS security sales in the second quarter of 2017 of $423.1 million, which represents 41.1% of total segment sales, increased 2.1% from the prior year period. Adjusted for the $2.6 million negative currency impact, organic security sales growth was 2.7% compared to the second quarter of 2016.
EES – Sales of $561.5 million increased 1.1% from $555.1 million in the prior year period driven by growth with OEM customers and synergistic growth from cross-selling low voltage products to legacy Anixter customers. EES organic sales increased by 0.3%, adjusting for the favorable impact from copper and partially offset by the unfavorable impact from foreign exchange.
UPS – Sales of $410.5 million increased 15.3% from $355.9 million in the prior period. Approximately half of this growth was driven by sales to service a new investor-owned utility ("IOU") customer. The remainder was due to synergistic sales growth with existing IOU and Public Power customers, partially offset by continued challenging markets in Canada. UPS organic sales increased 15.8%, adjusting for the unfavorable impact from foreign exchange and partially offset by the favorable impact from higher average copper prices.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Six Months Ended June 30, 2017				Six Months Ended July 1, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$1,585.1	$1.2	$—	$1,586.3	$1,586.7	—%
EMEA	179.4	7.0	—	186.4	167.2	11.5%
Emerging Markets	249.8	3.1	—	252.9	239.9	5.4%
NSS	$2,014.3	$11.3	$—	$2,025.6	$1,993.8	1.6%

Electrical & Electronic Solutions (EES)
North America	$857.8	$1.2	$(21.7)	$837.3	$859.5	(2.6)%
EMEA	126.3	11.9	(5.2)	133.0	116.9	13.7%
Emerging Markets	104.8	1.6	(1.4)	105.0	84.7	24.1%
EES	$1,088.9	$14.7	$(28.3)	$1,075.3	$1,061.1	1.3%

Utility Power Solutions (UPS)
North America	$794.0	$0.5	$(0.4)	$794.1	$717.0	10.7%
UPS	$794.0	$0.5	$(0.4)	$794.1	$717.0	10.7%

Total	$3,897.2	$26.5	$(28.7)	$3,895.0	$3,771.9	3.3%

Geographic Sales
North America	$3,236.9	$2.9	$(22.1)	$3,217.7	$3,163.2	1.7%
EMEA	305.7	18.9	(5.2)	319.4	284.1	12.4%
Emerging Markets	354.6	4.7	(1.4)	357.9	324.6	10.3%
Total	$3,897.2	$26.5	$(28.7)	$3,895.0	$3,771.9	3.3%
NSS – Sales of $2,014.3 million increased 1.0% from $1,993.8 million in the prior year period. NSS organic sales increased 1.6%, adjusting for the unfavorable impact from foreign exchange, driven by growth across our EMEA and Emerging Markets geographies. NSS security sales in the six months ended June 30, 2017 of $822.3 million, which represents 40.8% of total segment sales, increased 2.2% from the prior year period. Adjusted for the $4.5 million negative currency impact, organic security sales growth was 2.8% compared to the six months ended July 1, 2016.
EES – Sales of $1,088.9 million increased 2.6% from $1,061.1 million in the prior year period driven by growth with OEM customers and the slowly recovering industrial economy, strengthened by the favorable impact from copper and partially offset by the unfavorable impact from foreign exchange. EES organic sales increased by 1.3%, driven by growth across our EMEA and Emerging Markets geographies.
UPS – Sales of $794.0 million increased 10.7% from $717.0 million in the prior period. Approximately half of this growth was driven by sales to service a new IOU customer. The remainder was due to synergistic sales growth with existing IOU and Public Power customers, partially offset by continued challenging markets in Canada. UPS organic sales increased 10.7%, adjusting for the unfavorable impact from foreign exchange and partially offset by the favorable impact from copper.
Gross Margin
Gross margin of 19.8% in the second quarter of 2017 compares to 20.1% in the second quarter of 2016. Gross margin of 19.9% in the six months ended June 30, 2017 compares to 20.3% in the six months ended July 1, 2016. The lower gross margin was primarily due to the growth coming from our lowest gross margin segment.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $313.0 million and $336.7 million in the second quarter of 2017 and 2016, respectively. The second quarter of 2017 includes $9.0 million of intangible asset amortization expense. The second quarter of 2016 includes $9.5 million of intangible asset amortization expense, $9.6 million related to the UK pension settlement, $5.6 million of restructuring costs, $1.4 million of acquisition and integration costs and $7.6 million related to the Latin America bad debt provision. Excluding these items, adjusted operating expenses in the second quarter of 2017 of $304.0 million, or 15.2% of sales, compares to prior year adjusted operating expense of $303.0 million, or 15.5% of sales. Further adjusting operating expenses for a favorable $3.2 million impact of foreign currency in the second quarter of 2017, adjusted operating expenses would have increased by 1.4%.
Operating expenses were $623.7 million and $647.2 million in the six months ended June 30, 2017 and July 1, 2016, respectively. The six months ended June 30, 2017 includes $18.0 million of intangible asset amortization expense. The six months ended July 1, 2016 includes $19.2 million of intangible asset amortization expense, $9.6 million related to the UK pension settlement, $5.6 million of restructuring costs, $3.6 million of acquisition and integration costs and $7.6 million related to the Latin America bad debt provision. Excluding these items, adjusted operating expenses in the six months ended June 30, 2017 of $605.7 million or 15.5% of sales, compares to prior year adjusted operating expenses of $601.6 million, or 15.9% of sales. Further adjusting operating expenses for a favorable $5.2 million impact of foreign currency in the six months ended June 30, 2017, adjusted operating expenses would have increased by 1.5%.

ANIXTER INTERNATIONAL INC.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$64.9	$29.6	$21.3	$(33.1)	$82.7
Operating income, 2016	64.9	23.9	12.0	(44.1)	56.7
$ Change	$—	$5.7	$9.3	$11.0	$26.0
% Change	0.1%	24.1%	75.7%	25.0%	45.8%

Items impacting operating income in 2017	$3.6	$2.1	$3.2	$0.1	$9.0
Adjusted operating income, 2017 (Non-GAAP)	$68.5	$31.7	$24.5	$(33.0)	$91.7

Items impacting operating income in 2016	$9.4	$7.1	$6.1	$11.1	$33.7
Adjusted operating income, 2016 (Non-GAAP)	$74.3	$31.0	$18.1	$(33.0)	$90.4

Adjusted % Change (Non-GAAP)	(7.8)%	2.3%	35.4%	—%	1.4%

Plus the % impact of:
Foreign exchange	0.6%	2.1%	0.9%	(0.7)%	1.2%
Copper pricing	—%	(11.9)%	(0.2)%	—%	(5.0)%
Organic (Non-GAAP)	0.7%	14.3%	76.4%	24.3%	42.0%

NSS – Operating income was $64.9 million, or 6.3% of sales, in the second quarter of 2017, compared to $64.9 million, or 6.2% of sales, in the second quarter of 2016. NSS delivered adjusted operating income of $68.5 million in the second quarter of 2017, resulting in adjusted operating margin of 6.7%. NSS delivered adjusted operating income of $74.3 million in the second quarter of 2016, resulting in adjusted operating margin of 7.1%.

EES – Operating income was $29.6 million, or 5.3% of sales, in the second quarter of 2017, compared to $23.9 million, or 4.3% of sales, in the second quarter of 2016. The increase in operating income was driven by the favorable impacts of higher copper prices combined with the gradually recovering industrial economy. EES delivered adjusted operating income of $31.7 million in the second quarter of 2017, resulting in adjusted operating margin of 5.7%. EES delivered adjusted operating income of $31.0 million in the second quarter of 2016, resulting in adjusted operating margin of 5.6%.

UPS - Operating income was $21.3 million, or 5.2% of sales, in the second quarter of 2017 compared to $12.0 million, or 3.4% of sales, in the second quarter of 2016. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. UPS delivered adjusted operating income of $24.5 million in the second quarter of 2017, resulting in adjusted operating margin of 6.0%. UPS delivered adjusted operating income of $18.1 million in the second quarter of 2016, resulting in adjusted operating margin of 5.1%.

ANIXTER INTERNATIONAL INC.

	Six Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$126.7	$57.5	$37.5	$(70.0)	$151.7
Operating income, 2016	123.7	46.4	26.3	(79.4)	117.0
$ Change	$3.0	$11.1	$11.2	$9.4	$34.7
% Change	2.4%	23.9%	42.2%	11.9%	29.6%

Items impacting operating income in 2017	$7.2	$3.7	$6.7	$0.4	$18.0
Adjusted operating income, 2017 (Non-GAAP)	$133.9	$61.2	$44.2	$(69.6)	$169.7

Items impacting operating income in 2016	$13.0	$9.3	$10.3	$13.0	$45.6
Adjusted operating income, 2016 (Non-GAAP)	$136.7	$55.7	$36.6	$(66.4)	$162.6

Adjusted % Change (Non-GAAP)	(2.0)%	9.9%	20.8%	(4.8)%	4.4%

Plus the % impact of:
Foreign exchange	0.7%	1.8%	0.1%	(0.9)%	0.8%
Copper pricing	—%	(13.1)%	(0.1)%	—%	(5.2)%
Organic (Non-GAAP)	3.1%	12.6%	42.2%	11.0%	25.2%

NSS – Operating income was $126.7 million, or 6.3% of sales, in the six months ended June 30, 2017, compared to $123.7 million, or 6.2% of sales, in the six months ended July 1, 2016. The increase in operating income was primarily due to an increase in net sales combined with operating expense control, partially offset by the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $133.9 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 6.6%. NSS delivered adjusted operating income of $136.7 million in the six months ended July 1, 2016, resulting in adjusted operating margin of 6.9%.

EES – Operating income was $57.5 million, or 5.3% of sales, in the six months ended June 30, 2017, compared to $46.4 million, or 4.4% of sales, in the six months ended July 1, 2016. The increase in operating income was driven by the favorable impacts of higher copper prices combined with the gradually recovering industrial economy. EES delivered adjusted operating income of $61.2 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 5.6%. EES delivered adjusted operating income of $55.7 million in the six months ended July 1, 2016, resulting in adjusted operating margin of 5.2%.

UPS - Operating income was $37.5 million, or 4.7% of sales, in the six months ended June 30, 2017, compared to $26.3 million, or 3.7% of sales, in the six months ended July 1, 2016. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. UPS delivered adjusted operating income of $44.2 million in the six months ended June 30, 2017, resulting in adjusted operating margin of 5.6%. UPS delivered adjusted operating income of $36.6 million in the six months ended July 1, 2016, resulting in adjusted operating margin of 5.1%.
Interest Expense and Other
Interest expense was $17.9 million and $19.8 million in the second quarter of 2017 and 2016, respectively. Interest expense was $36.8 million and $39.9 million in the six months ended June 30, 2017 and July 1, 2016, respectively. The decrease in interest expense in 2017 was driven by lower borrowings under the Receivables Facility and Canadian term loan.
Foreign exchange and other expense of $1.0 million in the second quarter of 2017 compares to $0.8 million in the second quarter of 2016. Foreign exchange and other expense of $1.2 million in the six months ended June 30, 2017 compares to $3.6 million in the six months ended July 1, 2016. Due to the continued strength of the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe and Latin America, we recorded foreign exchange losses of $1.3 million and $1.4 million in the second quarter of 2017 and 2016, respectively. Foreign exchange losses were $2.0 million and $4.5 million in the six months ended June 30, 2017 and July 1, 2016, respectively.

ANIXTER INTERNATIONAL INC.

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of life insurance policies of $0.5 million and $0.6 million in the second quarter of 2017 and 2016, respectively. We recorded gains on the cash surrender value of life insurance policies of $1.1 million and $1.2 million in the six months ended June 30, 2017 and July 1, 2016, respectively.
Income Taxes
Our effective tax rate from continuing operations for the second quarter of 2017 was 37.2% compared to 42.4% in the prior year period. Our effective tax rate from continuing operations for the six months ended June 30, 2017 was 37.6% compared to 40.1% in the prior year period. The decrease was due primarily to the change in the country mix of earnings.
EBITDA

Q2 EBITDA by Segment:
	Three Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$64.9	$29.6	$21.3	$(75.7)	$40.1
Interest expense	—	—	—	17.9	17.9
Income taxes	—	—	—	23.7	23.7
Depreciation	0.7	0.6	1.0	4.8	7.1
Amortization of intangible assets	3.6	2.1	3.3	—	9.0
EBITDA	$69.2	$32.3	$25.6	$(29.3)	$97.8

Total of items impacting operating income*	$—	$—	$(0.1)	$0.1	$—
Foreign exchange and other non-operating expense	—	—	—	1.0	1.0
Stock-based compensation	0.6	0.5	0.4	2.9	4.4
Adjusted EBITDA	$69.8	$32.8	$25.9	$(25.3)	$103.2

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Three Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$64.9	$23.9	$12.0	$(80.0)	$20.8
Interest expense	—	—	—	19.8	19.8
Income taxes	—	—	—	15.3	15.3
Depreciation	0.8	1.0	0.7	4.5	7.0
Amortization of intangible assets	3.6	2.0	3.9	—	9.5
EBITDA	$69.3	$26.9	$16.6	$(40.4)	$72.4

Total of items impacting operating income*	$5.8	$5.1	$2.2	$11.1	$24.2
Foreign exchange and other non-operating expense	—	—	—	0.8	0.8
Stock-based compensation	0.6	0.3	0.5	3.0	4.4
Adjusted EBITDA	$75.7	$32.3	$19.3	$(25.5)	$101.8

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS - NSS adjusted EBITDA of $69.8 million in the second quarter of 2017 compares to $75.7 million in the second quarter of 2016. The decrease in adjusted EBITDA reflects fewer large projects in the current quarter versus the prior year quarter.
EES - EES adjusted EBITDA of $32.8 million in the second quarter of 2017 compares to $32.3 million in the second quarter of 2016. The favorable impacts of higher copper prices combined with the gradually recovering industrial economy contributed to the increase to adjusted EBITDA.
UPS - UPS adjusted EBITDA of $25.9 million in the second quarter of 2017 compares to $19.3 million in the second quarter of 2016. The increase in adjusted EBITDA was due to strong operating profit leverage.

Q2 YTD EBITDA by Segment:
	Six Months Ended June 30, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$126.7	$57.5	$37.5	$(150.7)	$71.0
Interest expense	—	—	—	36.8	36.8
Income taxes	—	—	—	42.7	42.7
Depreciation	1.5	1.2	2.0	9.4	14.1
Amortization of intangible assets	7.2	4.2	6.6	—	18.0
EBITDA	$135.4	$62.9	$46.1	$(61.8)	$182.6

Total of items impacting operating income*	$—	$(0.5)	$0.1	$0.4	$—
Foreign exchange and other non-operating expense	—	—	—	1.2	1.2
Stock-based compensation	1.0	0.8	0.6	6.5	8.9
Adjusted EBITDA	$136.4	$63.2	$46.8	$(53.7)	$192.7

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Six Months Ended July 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$123.7	$46.4	$26.3	$(152.4)	$44.0
Interest expense	—	—	—	39.9	39.9
Income taxes	—	—	—	29.5	29.5
Depreciation	1.7	1.5	2.1	8.7	14.0
Amortization of intangible assets	7.2	4.2	7.8	—	19.2
EBITDA	$132.6	$52.1	$36.2	$(74.3)	$146.6

Total of items impacting operating income*	$5.8	$5.1	$2.5	$13.0	$26.4
Foreign exchange and other non-operating expense	—	—	—	3.6	3.6
Stock-based compensation	1.1	0.5	0.7	6.2	8.5
Adjusted EBITDA	$139.5	$57.7	$39.4	$(51.5)	$185.1

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS - NSS adjusted EBITDA of $136.4 million in the six months ended June 30, 2017 compares to $139.5 million in the six months ended July 1, 2016. The decrease in adjusted EBITDA reflects fewer large projects in the current period versus the prior period.
EES - EES adjusted EBITDA of $63.2 million in the six months ended June 30, 2017 compares to $57.7 million in the six months ended July 1, 2016. The favorable impacts of higher copper prices combined with the gradually recovering industrial economy resulted in the increase to adjusted EBITDA.
UPS - UPS adjusted EBITDA of $46.8 million in the six months ended June 30, 2017 compares to $39.4 million in the six months ended July 1, 2016. The increase in adjusted EBITDA was due to strong operating profit leverage.

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
Net cash provided by operations was $137.1 million in the six months ended June 30, 2017 versus $149.6 million in the prior year period. The decrease is primarily due to higher working capital investment to support growth in the business.
Net cash used in investing activities was $20.8 million and $21.1 million in the six months ended June 30, 2017 and July 1, 2016, respectively, and primarily related to capital expenditures. Capital expenditures are expected to be approximately $45 - $50 million in 2017 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $50.1 million in the six months ended June 30, 2017 compared to $143.7 million in the six months ended July 1, 2016. During the six months ended June 30, 2017, we had net repayments on our revolving lines of credit of $13.8 million and a repayment of our Canadian term loan of $38.7 million. During the six months ended July 1, 2016, we had net repayments on our revolving lines of credit of $120.0 million and a repayment of our Canadian term loan of $23.1 million.
Liquidity and Capital Resources
At June 30, 2017, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At June 30, 2017, there was $185.2 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased to 48.8% at June 30, 2017, from 51.6% at December 30, 2016. Our continued focus on improving our cost structure and working capital efficiency enabled us to return to our targeted range of 45 - 50% during 2017.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of June 30, 2017 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2017. There was no change in internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.  EXHIBITS.

(31)	Rule 13a – 14(a) / 15d – 14(a) Certifications.
31.1	Robert J. Eck, Chief Executive Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32.1	Robert J. Eck, Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Theodore A. Dosch, Executive Vice President-Finance and Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and July 1, 2016, (ii) the Condensed Consolidated Balance Sheets at June 30, 2017 and July 1, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

July 25, 2017	By:	/s/ Robert J. Eck
Robert J. Eck
Chief Executive Officer

July 25, 2017	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer