Form 10-Q
period 2017-09-29
ANIXTER INTERNATIONAL INC
filed 2017-10-24
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
Yes  ☐    No  ☒
At October 18, 2017, 33,272,347 shares of registrant’s Common Stock, $1 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
(In millions, except per share amounts)
Net sales	$2,016.4	$1,956.3	$5,913.6	$5,728.2
Cost of goods sold	1,619.2	1,559.6	4,741.0	4,567.3
Gross profit	397.2	396.7	1,172.6	1,160.9
Operating expenses	316.2	309.4	939.9	956.6
Operating income	81.0	87.3	232.7	204.3
Other expense:
Interest expense	(18.9)	(19.8)	(55.7)	(59.7)
Other, net	0.3	(2.1)	(0.9)	(5.7)
Income from continuing operations before income taxes	62.4	65.4	176.1	138.9
Income tax expense from continuing operations	24.8	25.1	67.5	54.6
Net income from continuing operations	37.6	40.3	108.6	84.3
Income (loss) from discontinued operations before income taxes	—	0.2	—	(1.0)
Income tax expense (benefit) from discontinued operations	—	0.1	—	(0.4)
Net income (loss) from discontinued operations	—	0.1	—	(0.6)
Net income	$37.6	$40.4	$108.6	$83.7
Income (loss) per share:
Basic:
Continuing operations	$1.12	$1.21	$3.24	$2.53
Discontinued operations	—	—	—	(0.02)
Net income	$1.12	$1.21	$3.24	$2.51
Diluted:
Continuing operations	$1.11	$1.20	$3.20	$2.52
Discontinued operations	—	0.01	—	(0.02)
Net income	$1.11	$1.21	$3.20	$2.50
Basic weighted-average common shares outstanding	33.6	33.4	33.6	33.4
Effect of dilutive securities:
Stock options and units	0.4	0.2	0.4	0.1
Diluted weighted-average common shares outstanding	34.0	33.6	34.0	33.5

Net income	$37.6	$40.4	$108.6	$83.7
Other comprehensive income (loss):
Foreign currency translation	17.5	(9.3)	40.5	3.9
Changes in unrealized pension cost, net of tax	1.1	0.9	3.0	8.8
Other comprehensive income (loss)	18.6	(8.4)	43.5	12.7
Comprehensive income	$56.2	$32.0	$152.1	$96.4

See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 29, 2017	December 30, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76.9	$115.1
Accounts receivable, net	1,482.5	1,353.2
Inventories	1,231.9	1,178.3
Other current assets	46.2	41.9
Total current assets	2,837.5	2,688.5
Property and equipment, at cost	370.2	343.4
Accumulated depreciation	(219.3)	(203.1)
Property and equipment, net	150.9	140.3
Goodwill	779.3	764.6
Intangible assets, net	394.4	415.4
Other assets	90.4	84.8
Total assets	$4,252.5	$4,093.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107.3	$1,006.0
Accrued expenses	264.4	257.9
Total current liabilities	1,371.7	1,263.9
Long-term debt	1,270.1	1,378.8
Other liabilities	154.4	158.7
Total liabilities	2,796.2	2,801.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,620,740 and 33,437,882 shares issued and outstanding at September 29, 2017 and December 30, 2016, respectively	33.6	33.4
Capital surplus	273.5	261.8
Retained earnings	1,356.6	1,247.9
Accumulated other comprehensive loss:
Foreign currency translation	(113.4)	(153.9)
Unrecognized pension liability, net	(94.0)	(97.0)
Total accumulated other comprehensive loss	(207.4)	(250.9)
Total stockholders’ equity	1,456.3	1,292.2
Total liabilities and stockholders’ equity	$4,252.5	$4,093.6
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
(In millions)
Operating activities:
Net income	$108.6	$83.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.5	21.1
Amortization of intangible assets	27.1	28.6
Stock-based compensation	13.3	12.4
Deferred income taxes	1.3	3.0
Accretion of debt discount	1.7	1.6
Amortization of deferred financing costs	1.6	1.8
Pension plan contributions	(14.8)	(16.8)
Pension plan expenses	7.9	18.1
Changes in current assets and liabilities, net	(53.9)	93.4
Other, net	(4.2)	(8.3)
Net cash provided by operating activities	110.1	238.6
Investing activities:
Capital expenditures, net	(30.9)	(24.9)
Other, net	—	(4.7)
Net cash used in investing activities	(30.9)	(29.6)
Financing activities:
Proceeds from borrowings	1,324.2	710.2
Repayments of borrowings	(1,370.9)	(879.2)
Repayments of Canadian term loan	(70.9)	(58.5)
Proceeds from stock options exercised	3.5	0.2
Other, net	(0.2)	(0.6)
Net cash used in financing activities	(114.3)	(227.9)
Decrease in cash and cash equivalents	(35.1)	(18.9)
Effect of exchange rate changes on cash balances	(3.1)	(7.3)
Cash and cash equivalents at beginning of period	115.1	151.3
Cash and cash equivalents at end of period	$76.9	$125.1
See accompanying notes to the Condensed Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The unaudited interim condensed consolidated financial statements of Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company"), sometimes referred to in this Quarterly Report on Form 10-Q as "we", "our", "us", or "ourselves" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current year presentation. The results as discussed in the Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise noted.
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
The Company maintains its financial records on the basis of a fiscal year ending on the Friday nearest December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Friday of the first thirteen-week period. The third quarter of fiscal year 2017 ended on September 29, 2017, and the third quarter of fiscal year 2016 ended on September 30, 2016.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle, and in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods: a full retrospective approach and a modified retrospective approach. Anixter will adopt the new revenue recognition guidance in the first quarter of fiscal year 2018 utilizing the modified retrospective method of adoption. The Company has developed a multi-phase plan to assess the impact of adoption on its material revenue streams, evaluate the new disclosure requirements, and identify and implement appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company continues to evaluate the impact of this guidance on its consolidated results of operations and financial condition, focusing primarily on multi-element arrangements, consignment agreements and gross versus net revenue recognition treatment. The Company is currently updating existing accounting policies, implementing new controls and evaluating the expanded disclosure requirements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will consider the impact of adoption of this ASU on its methodology for evaluating goodwill for impairment subsequent to adoption of this standard.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Upon adoption, ASU 2017-07 requires changes to the presentation of the income statement to be applied retrospectively. The Company is currently evaluating the impact of adoption of this ASU on its Consolidated Statements of Comprehensive Income.
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
Other, net: The following represents the components of "Other, net" as reflected in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Other, net:
Foreign exchange	$(1.1)	$(3.5)	$(3.1)	$(8.0)
Cash surrender value of life insurance policies	0.9	0.5	2.0	1.7
Other	0.5	0.9	0.2	0.6
Total other, net	$0.3	$(2.1)	$(0.9)	$(5.7)
Due to fluctuations in the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe, Canada and Latin America, the Company recorded foreign exchange losses of $1.1 million and $3.5 million in the third quarter of 2017 and 2016, respectively. Foreign exchange losses were $3.1 million and $8.0 million in the nine months ended September 29, 2017 and September 30, 2016, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At September 29, 2017 and December 30, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Condensed Consolidated Statements of Comprehensive Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At September 29, 2017 and December 30, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $189.1 million and $114.8 million, respectively. At September 29, 2017 and December 30, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $98.7 million and $90.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
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
Goodwill: The Company evaluates goodwill for impairment annually at the beginning of the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company assesses goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, Anixter performs the two-step impairment test. From time to time, the Company may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and/or the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In connection with the annual assessment of goodwill at the beginning of the third quarter of 2017, the Company bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches, both of which are broadly defined below. As a result of this assessment, the Company concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.
The income approach is a quantitative evaluation to determine the fair value of the reporting unit. Under the income approach fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital plus a forecast risk, which reflects the overall level of inherent risk of the reporting unit and the rate of return a market participant would expect to earn. The inputs used for the income approach were significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Estimated future cash flows were based on internal projection models, industry projections and other assumptions deemed reasonable by management.

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
Although all of the Company's reporting units have fair values that currently exceed the underlying carrying values, the margin of fair value over carrying value of the Network & Security Solutions ("NSS") and Utility Power Solutions ("UPS") reporting units were greater than 10%, while the fair value of the Electrical and Electronic Solutions ("EES") reporting unit was less than 10% over its carrying value due to the effects of the recovering industrial economy. As a result, the EES reporting unit is more susceptible to impairment risk from adverse macroeconomic conditions. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values, and could result in a decline in fair value that could trigger future impairment charges relating to the EES reporting unit.

NOTE 2. DEBT
Debt is summarized below:

(In millions)	September 29, 2017	December 30, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.7	$346.3
5.125% Senior notes due 2021	396.3	395.7
5.625% Senior notes due 2019	348.4	347.7
Canadian term loan	29.7	95.4
Revolving lines of credit	152.5	197.1
Other	1.8	3.5
Unamortized deferred financing costs	(5.3)	(6.9)
Total long-term debt	$1,270.1	$1,378.8
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of Senior notes due 2023, Senior notes due 2021 and Senior notes due 2019.

At September 29, 2017, the Company's total carrying value and estimated fair value of debt outstanding was $1,270.1 million and $1,359.3 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 30, 2016 of $1,378.8 million and $1,435.6 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under Anixter's revolving lines of credit and partial repayment of the Canadian term loan.

NOTE 3.  LEGAL CONTINGENCIES
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of September 29, 2017, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4.  INCOME TAXES
The Company's effective tax rate from continuing operations for the third quarter of 2017 was 39.7% compared to 38.4% in the prior year period. The prior year period included a $2.1 million net tax benefit related to previous year tax positions. The Company's effective tax rate from continuing operations for the nine months ended September 29, 2017 was 38.3% compared to 39.3% in the prior year period. The year over year change was due primarily to the change in the country mix of earnings, partially offset by the $2.1 million tax benefit recorded in the prior year period.
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
Components of net periodic pension cost are as follows:

	Three Months Ended
	Domestic		Foreign		Total
(In millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$1.4	$1.5	$1.6	$1.4	$3.0	$2.9
Interest cost	3.2	3.5	1.7	1.8	4.9	5.3
Expected return on plan assets	(4.2)	(4.4)	(2.3)	(2.2)	(6.5)	(6.6)
Net amortization (a)	0.5	0.7	0.9	0.6	1.4	1.3
Net periodic pension cost	$0.9	$1.3	$1.9	$1.6	$2.8	$2.9
(a) Reclassified into operating expenses from AOCI.

	Nine Months Ended
	Domestic		Foreign		Total
(In millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$3.8	$3.9	$4.5	$4.4	$8.3	$8.3
Interest cost	8.7	9.2	5.1	6.2	13.8	15.4
Expected return on plan assets	(11.7)	(11.5)	(6.6)	(7.3)	(18.3)	(18.8)
Net amortization (a)	1.7	1.7	2.4	1.9	4.1	3.6
Settlement Charge	—	—	—	9.6	—	9.6
Net periodic pension cost	$2.5	$3.3	$5.4	$14.8	$7.9	$18.1
(a) Reclassified into operating expenses from AOCI.

In the fourth quarter of 2015, the Company commenced settlement of the liabilities of one of its Europe pension plans. At that time, Anixter entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, the Company terminated the buy-in policy, and entered into an agreement for issuance of a buy-out policy and settled the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the settlement, and are reflected in the Condensed Consolidated Statement of Comprehensive Income.

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6.  STOCKHOLDERS' EQUITY
During the second quarter of 2017, the Company's shareholders approved the 2017 Stock Incentive Plan consisting of 2.0 million shares of the Company's common stock. Prior approved stock incentive plans have been closed and will not be allowed to issue future stock grants. At the end of the third quarter of 2017, there were 2.0 million shares reserved for issuance under the 2017 Stock Incentive Plan. Under such plan, the Company pays non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Employee and director stock units are included in common stock outstanding on the date of vesting, and stock options are included in common stock outstanding upon exercise by the participant. The fair value of employee stock options and units is amortized over the respective vesting period representing the requisite service period, generally three, four or six years for stock units and four years for stock options. Director stock units are expensed in the period in which they are granted, as these vest immediately.
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
During the three and nine months ended September 29, 2017, the Company granted 11,446 and 184,633 stock units, respectively, to employees, with a weighted-average grant-date fair value of $0.8 million and $15.7 million, respectively. During the three and nine months ended September 29, 2017, the Company granted 3,798 and 37,754 performance units, respectively, to employees, with a weighted-average grant-date fair value of $0.3 million and $3.3 million, respectively. During the three and nine months ended September 29, 2017, the Company granted directors 8,087 and 23,861 stock units, respectively, with a weighted-average grant-date fair value of $0.6 million and $1.9 million, respectively. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For the third quarter of 2017 and 2016, the antidilutive stock options and units were immaterial.

NOTE 7. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified Network & Security Solutions ("NSS"), Electrical and Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Financial Information
Segment information for the three and nine months ended September 29, 2017 and September 30, 2016 are as follows:

(In millions)
Third Quarter of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$1,049.2	$555.0	$412.2	$—	$2,016.4
Operating income	67.5	26.8	19.8	(33.1)	81.0

Third Quarter of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$1,049.9	$535.1	$371.3	$—	$1,956.3
Operating income	74.9	28.7	15.8	(32.1)	87.3

Nine Months of 2017	NSS	EES	UPS	Corporate	Total
Net Sales	$3,063.5	$1,643.9	$1,206.2	$—	$5,913.6
Operating income	194.2	84.3	57.3	(103.1)	232.7

Nine Months of 2016	NSS	EES	UPS	Corporate	Total
Net Sales	$3,043.7	$1,596.2	$1,088.3	$—	$5,728.2
Operating income	198.6	75.1	42.1	(111.5)	204.3

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units during the nine months ended September 29, 2017:

(In millions)	NSS	EES	UPS	Total
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6
Foreign currency translation	4.3	0.7	9.7	14.7
Balance as of September 29, 2017	$409.3	$181.7	$188.3	$779.3

ANIXTER INTERNATIONAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations, and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 29, 2017	December 30, 2016
Assets:
Current assets	$2,836.7	$2,688.3
Property, equipment and capital leases, net	158.2	148.4
Goodwill	779.3	764.6
Intangible assets, net	394.4	415.4
Other assets	90.4	84.8
	$4,259.0	$4,101.5
Liabilities and Stockholder's Equity:
Current liabilities	$1,372.8	$1,264.9
Subordinated notes payable to parent	—	0.7
Long-term debt	1,280.3	1,390.1
Other liabilities	152.6	156.8
Stockholder’s equity	1,453.3	1,289.0
	$4,259.0	$4,101.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$2,016.4	$1,956.3	$5,913.6	$5,728.2
Operating income	$82.6	$88.9	$237.8	$209.0
Income from continuing operations before income taxes	$63.9	$66.6	$180.6	$142.7
Net income (loss) from discontinued operations	$—	$0.1	$—	$(0.6)
Net income	$38.5	$41.2	$111.4	$86.0
Comprehensive income	$57.2	$32.8	$154.9	$98.7

ANIXTER INTERNATIONAL INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following is a discussion of our financial condition and results of operations for the three and nine months ended September 29, 2017 as compared to the corresponding period in the prior year. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, set forth in this report under "Condensed Consolidated Financial Statements" and our Annual Report on Form 10-K for the year ended December 30, 2016.

Third Quarter and Year-to-Date 2017 and 2016 Consolidated Results of Operations

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$2,016.4	$1,956.3	$5,913.6	$5,728.2
Gross profit	397.2	396.7	1,172.6	1,160.9
Operating expenses	316.2	309.4	939.9	956.6
Operating income	81.0	87.3	232.7	204.3
Other expense:
Interest expense	(18.9)	(19.8)	(55.7)	(59.7)
Other, net	0.3	(2.1)	(0.9)	(5.7)
Income from continuing operations before income taxes	62.4	65.4	176.1	138.9
Income tax expense from continuing operations	24.8	25.1	67.5	54.6
Net income from continuing operations	37.6	40.3	108.6	84.3
Net income (loss) from discontinued operations	—	0.1	—	(0.6)
Net income	$37.6	$40.4	$108.6	$83.7
Diluted income per share:
Continuing operations	$1.11	$1.20	$3.20	$2.52
Discontinued operations	—	0.01	—	(0.02)
Net income	$1.11	$1.21	$3.20	$2.50
Executive Overview
Third Quarter Highlights
We delivered overall organic sales growth of 1.5%, reflecting continued strong organic growth in our Utility Power Solutions ("UPS") segment. Sales performance in our Network and Security Solutions ("NSS") and Electrical and Electronic Solutions ("EES") segments was impacted by a reduction in capital project spend in North America and disruption caused by hurricanes and earthquakes.

Additional highlights of the quarter included:

•	Record third quarter sales of $2,016.4 million, up 3.1%;

•	Strong growth in our UPS segment, up 11.0%, 10.5% on an organic basis;
Strategy Update and Business Outlook
As we enter the final quarter of 2017, our focus remains on our growth initiatives which include global accounts, synergistic sales and new product initiatives. While industry growth in our end markets remains slow, especially in the United States, we have experienced solid performance in our day-to-day business, in small and mid-sized projects, and in our international business. Although the recovery in large capital project activity in North America has been slower than we expected, based on our improving backlog trends and pipeline activity, we are cautiously optimistic that project activity will accelerate over the next several quarters.

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

ANIXTER INTERNATIONAL INC.

The following summarizes the various items that favorably/(unfavorably) impact the comparability of the results for the three and nine months ended September 29, 2017 and September 30, 2016.

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(9.1)	$(9.4)	$(27.1)	$(28.6)
UK pension settlement	—	—	—	(9.6)
Restructuring charge	—	0.2	—	(5.4)
Acquisition and integration costs	(0.8)	(0.7)	(0.8)	(4.3)
Latin America bad debt provision	—	—	—	(7.6)
Total of items impacting operating expense and operating income	$(9.9)	$(9.9)	$(27.9)	$(55.5)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	3.3	1.8	9.1	16.6
Tax benefits related to prior year tax positions	—	2.1	—	2.1
Total of items impacting income taxes	$3.3	$3.9	$9.1	$18.7
Net income impact of these items	$(6.6)	$(6.0)	$(18.8)	$(36.8)
Diluted EPS impact of these items	$(0.19)	$(0.18)	$(0.55)	$(1.10)
The items impacting operating expense and operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Three Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.6)	$(2.2)	$(3.3)	$—	$(9.1)
Acquisition and integration costs	—	—	—	(0.8)	(0.8)
Total of items impacting operating expense and operating income	$(3.6)	$(2.2)	$(3.3)	$(0.8)	$(9.9)

	Three Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(3.3)	$(2.1)	$(4.0)	$—	$(9.4)
Restructuring charge	0.1	0.1	—	—	0.2
Acquisition and integration costs	—	—	—	(0.7)	(0.7)
Total of items impacting operating expense and operating income	$(3.2)	$(2.0)	$(4.0)	$(0.7)	$(9.9)

	Nine Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(10.8)	$(6.4)	$(9.9)	$—	$(27.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(0.8)	(0.8)
Total of items impacting operating expense and operating income	$(10.8)	$(5.9)	$(10.0)	$(1.2)	$(27.9)

ANIXTER INTERNATIONAL INC.

	Nine Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(10.5)	$(6.3)	$(11.8)	$—	$(28.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.8)	(1.3)	(2.2)	(0.1)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.0)	(4.3)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(16.2)	$(11.3)	$(14.3)	$(13.7)	$(55.5)

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$37.6	$40.3	$108.6	$84.3
Items impacting net income from continuing operations	6.6	6.0	18.8	36.8
Net income from continuing operations - Non-GAAP	$44.2	$46.3	$127.4	$121.1

Diluted EPS from continuing operations – U.S. GAAP	$1.11	$1.20	$3.20	$2.52
Diluted EPS impact of these items from continuing operations	0.19	0.18	0.55	1.10
Diluted EPS from continuing operations – Non-GAAP	$1.30	$1.38	$3.75	$3.62

ANIXTER INTERNATIONAL INC.

Net Sales

Sales Growth Trends
	Three Months Ended September 29, 2017				Three Months Ended September 30, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$818.5	$(2.8)	$—	$815.7	$845.3	(3.5)%
EMEA	88.9	(1.9)	—	87.0	82.8	5.1%
Emerging Markets	141.8	(1.5)	—	140.3	121.8	15.2%
NSS	$1,049.2	$(6.2)	$—	$1,043.0	$1,049.9	(0.7)%

Electrical & Electronic Solutions (EES)
North America	$433.8	$(2.5)	$(15.7)	$415.6	$432.8	(4.0)%
EMEA	67.1	(0.3)	(2.8)	64.0	59.3	8.1%
Emerging Markets	54.1	(0.5)	(1.1)	52.5	43.0	21.8%
EES	$555.0	$(3.3)	$(19.6)	$532.1	$535.1	(0.6)%

Utility Power Solutions (UPS)
North America	$412.2	$(1.6)	$(0.3)	$410.3	$371.3	10.5%
UPS	$412.2	$(1.6)	$(0.3)	$410.3	$371.3	10.5%

Total	$2,016.4	$(11.1)	$(19.9)	$1,985.4	$1,956.3	1.5%

Geographic Sales
North America	$1,664.5	$(6.9)	$(16.0)	$1,641.6	$1,649.4	(0.5)%
EMEA	156.0	(2.2)	(2.8)	151.0	142.1	6.3%
Emerging Markets	195.9	(2.0)	(1.1)	192.8	164.8	17.0%
Total	$2,016.4	$(11.1)	$(19.9)	$1,985.4	$1,956.3	1.5%
NSS – Sales of $1,049.2 million decreased 0.1% from $1,049.9 million in the prior year period. Adjusting for the favorable impact from foreign exchange, NSS organic sales decreased 0.7%, reflecting a reduction in large project activity and the estimated impact of hurricanes and earthquakes, combined with strong project billings in the prior year quarter. NSS security sales in the third quarter of 2017 of $437.5 million, which represents 41.7% of total segment sales, increased 4.0% from the prior year period. Adjusted for the $3.3 million positive currency impact, organic security sales growth was 3.3% compared to the third quarter of 2016.
EES – Sales of $555.0 million increased 3.7% from $535.1 million in the prior year period. However, EES organic sales decreased by 0.6%, adjusting for the favorable impacts from foreign exchange and copper. Continued weakness in large industrial project activity and the estimated impact of hurricanes offset ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers.
UPS – Sales of $412.2 million increased 11.0% from $371.3 million in the prior year period, driven by synergistic sales to support a new investor-owned utility ("IOU") customer and strong growth with existing IOU and public power customers. UPS organic sales increased 10.5%, adjusting for the favorable impacts from foreign exchange and copper.

ANIXTER INTERNATIONAL INC.

Sales Growth Trends
	Nine Months Ended September 29, 2017				Nine Months Ended September 30, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$2,403.6	$(1.6)	$—	$2,402.0	$2,432.0	(1.2)%
EMEA	268.3	5.1	—	273.4	250.0	9.4%
Emerging Markets	391.6	1.6	—	393.2	361.7	8.7%
NSS	$3,063.5	$5.1	$—	$3,068.6	$3,043.7	0.8%

Electrical & Electronic Solutions (EES)
North America	$1,291.6	$(1.3)	$(37.4)	$1,252.9	$1,292.3	(3.1)%
EMEA	193.4	11.6	(8.0)	197.0	176.2	11.8%
Emerging Markets	158.9	1.1	(2.5)	157.5	127.7	23.3%
EES	$1,643.9	$11.4	$(47.9)	$1,607.4	$1,596.2	0.7%

Utility Power Solutions (UPS)
North America	$1,206.2	$(1.1)	$(0.7)	$1,204.4	$1,088.3	10.7%
UPS	$1,206.2	$(1.1)	$(0.7)	$1,204.4	$1,088.3	10.7%

Total	$5,913.6	$15.4	$(48.6)	$5,880.4	$5,728.2	2.7%

Geographic Sales
North America	$4,901.4	$(4.0)	$(38.1)	$4,859.3	$4,812.6	1.0%
EMEA	461.7	16.7	(8.0)	470.4	426.2	10.4%
Emerging Markets	550.5	2.7	(2.5)	550.7	489.4	12.5%
Total	$5,913.6	$15.4	$(48.6)	$5,880.4	$5,728.2	2.7%
NSS – Sales of $3,063.5 million increased 0.7% from $3,043.7 million in the prior year period. NSS organic sales increased 0.8%, adjusting for the unfavorable impact from foreign exchange, driven by growth across our EMEA and Emerging Markets geographies. NSS security sales in the nine months ended September 29, 2017 of $1,257.8 million, which represents 41.1% of total segment sales, increased 2.6% from the prior year period. Adjusted for the $4.8 million negative currency impact, organic security sales growth was 3.0% compared to the nine months ended September 30, 2016.
EES – Sales of $1,643.9 million increased 3.0% from $1,596.2 million in the prior year period, strengthened by the favorable impact from copper but partially offset by the unfavorable impact from foreign exchange. EES organic sales increased by 0.7%, driven by growth across our EMEA and Emerging Markets geographies and growth with OEM customers.
UPS – Sales of $1,206.2 million increased 10.8% from $1,088.3 million in the prior year period, driven by synergistic sales to support a new IOU customer and strong growth with existing IOU and Public Power customers. UPS organic sales increased 10.7%, adjusting for the favorable impacts from foreign exchange and copper.
Gross Margin
Gross margin of 19.7% in the third quarter of 2017 compares to 20.3% in the third quarter of 2016. Gross margin of 19.8% in the nine months ended September 29, 2017 compares to 20.3% in the nine months ended September 30, 2016. The lower gross margin was due to customer, product and segment mix.

ANIXTER INTERNATIONAL INC.

Operating Expenses
Operating expenses were $316.2 million and $309.4 million in the third quarter of 2017 and 2016, respectively. The third quarter of 2017 includes $9.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs. The third quarter of 2016 includes $9.4 million of intangible asset amortization, $0.7 million of acquisition and integration costs and a restructuring charge reversal of $0.2 million. Excluding these items, adjusted operating expenses in the third quarter of 2017 of $306.3 million, or 15.2% of sales, compares to prior year adjusted operating expense of $299.5 million, or 15.3% of sales. Further adjusting operating expenses for an unfavorable $1.4 million impact of foreign currency in the third quarter of 2017, adjusted operating expenses would have increased by 1.8%.
Operating expenses were $939.9 million and $956.6 million in the nine months ended September 29, 2017 and September 30, 2016, respectively. The nine months ended September 29, 2017 includes $27.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs. The nine months ended September 30, 2016 includes $28.6 million of intangible asset amortization, $9.6 million related to the UK pension settlement, $5.4 million of restructuring costs, $4.3 million of acquisition and integration costs and $7.6 million related to the Latin America bad debt provision. Excluding these items, adjusted operating expenses in the nine months ended September 29, 2017 of $912.0 million or 15.4% of sales, compares to prior year adjusted operating expenses of $901.1 million, or 15.7% of sales. Further adjusting operating expenses for a favorable $3.8 million impact of foreign currency in the nine months ended September 29, 2017, adjusted operating expenses would have increased by 1.6%.

ANIXTER INTERNATIONAL INC.

Operating Income

	Three Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$67.5	$26.8	$19.8	$(33.1)	$81.0
Operating income, 2016	74.9	28.7	15.8	(32.1)	87.3
$ Change	$(7.4)	$(1.9)	$4.0	$(1.0)	$(6.3)
% Change	(10.0)%	(6.4)%	25.4%	(3.1)%	(7.2)%

Items impacting operating income in 2017	$3.6	$2.2	$3.3	$0.8	$9.9
Adjusted operating income, 2017 (Non-GAAP)	$71.1	$29.0	$23.1	$(32.3)	$90.9

Items impacting operating income in 2016	$3.2	$2.0	$4.0	$0.7	$9.9
Adjusted operating income, 2016 (Non-GAAP)	$78.1	$30.7	$19.8	$(31.4)	$97.2

Adjusted % Change (Non-GAAP)	(9.0)%	(5.5)%	16.7%	(2.9)%	(6.5)%

Plus the % impact of:
Foreign exchange	(0.6)%	(0.8)%	(0.7)%	0.1%	(0.9)%
Copper pricing	—%	(14.2)%	(0.3)%	—%	(4.7)%
Organic (Non-GAAP)	(10.6)%	(21.4)%	24.4%	(3.0)%	(12.8)%

NSS – Operating income was $67.5 million, or 6.4% of sales, in the third quarter of 2017, compared to $74.9 million, or 7.1% of sales, in the third quarter of 2016. The decrease in operating income reflects a reduction in large project activity and the estimated impact of hurricanes and earthquakes. NSS delivered adjusted operating income of $71.1 million in the third quarter of 2017, resulting in adjusted operating margin of 6.8%. NSS delivered adjusted operating income of $78.1 million in the third quarter of 2016, resulting in adjusted operating margin of 7.4%.

EES – Operating income was $26.8 million, or 4.8% of sales, in the third quarter of 2017, compared to $28.7 million, or 5.4% of sales, in the third quarter of 2016. The decrease in operating income was driven by continued weakness in large industrial project activity and the estimated impact of hurricanes during the quarter. EES delivered adjusted operating income of $29.0 million in the third quarter of 2017, resulting in adjusted operating margin of 5.2%. EES delivered adjusted operating income of $30.7 million in the third quarter of 2016, resulting in adjusted operating margin of 5.7%.

UPS - Operating income was $19.8 million, or 4.8% of sales, in the third quarter of 2017 compared to $15.8 million, or 4.3% of sales, in the third quarter of 2016. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. UPS delivered adjusted operating income of $23.1 million in the third quarter of 2017, resulting in adjusted operating margin of 5.6%. UPS delivered adjusted operating income of $19.8 million in the third quarter of 2016, resulting in adjusted operating margin of 5.3%.

ANIXTER INTERNATIONAL INC.

	Nine Months Ended
(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$194.2	$84.3	$57.3	$(103.1)	$232.7
Operating income, 2016	198.6	75.1	42.1	(111.5)	204.3
$ Change	$(4.4)	$9.2	$15.2	$8.4	$28.4
% Change	(2.2)%	12.3%	35.9%	7.6%	13.9%

Items impacting operating income in 2017	$10.8	$5.9	$10.0	$1.2	$27.9
Adjusted operating income, 2017 (Non-GAAP)	$205.0	$90.2	$67.3	$(101.9)	$260.6

Items impacting operating income in 2016	$16.2	$11.3	$14.3	$13.7	$55.5
Adjusted operating income, 2016 (Non-GAAP)	$214.8	$86.4	$56.4	$(97.8)	$259.8

Adjusted % Change (Non-GAAP)	(4.6)%	4.4%	19.3%	(4.2)%	0.3%

Plus the % impact of:
Foreign exchange	0.1%	0.9%	(0.2)%	(0.6)%	0.1%
Copper pricing	—%	(13.6)%	(0.2)%	—%	(5.0)%
Organic (Non-GAAP)	(2.1)%	(0.4)%	35.5%	7.0%	9.0%

NSS – Operating income was $194.2 million, or 6.3% of sales, in the nine months ended September 29, 2017, compared to $198.6 million, or 6.5% of sales, in the nine months ended September 30, 2016. The decrease in operating income was primarily due to a reduction in large project activity combined with the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $205.0 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 6.7%. NSS delivered adjusted operating income of $214.8 million in the nine months ended September 30, 2016, resulting in adjusted operating margin of 7.1%.

EES – Operating income was $84.3 million, or 5.1% of sales, in the nine months ended September 29, 2017, compared to $75.1 million, or 4.7% of sales, in the nine months ended September 30, 2016. The increase in operating income was driven by the favorable impacts of higher copper prices combined with ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers. EES delivered adjusted operating income of $90.2 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 5.5%. EES delivered adjusted operating income of $86.4 million in the nine months ended September 30, 2016, resulting in adjusted operating margin of 5.4%.

UPS - Operating income was $57.3 million, or 4.7% of sales, in the nine months ended September 29, 2017, compared to $42.1 million, or 3.9% of sales, in the nine months ended September 30, 2016. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. UPS delivered adjusted operating income of $67.3 million in the nine months ended September 29, 2017, resulting in adjusted operating margin of 5.6%. UPS delivered adjusted operating income of $56.4 million in the nine months ended September 30, 2016, resulting in adjusted operating margin of 5.2%.
Interest Expense and Other
Interest expense was $18.9 million and $19.8 million in the third quarter of 2017 and 2016, respectively. Interest expense was $55.7 million and $59.7 million in the nine months ended September 29, 2017 and September 30, 2016, respectively. The decrease in interest expense in 2017 was driven by lower average borrowings under the Receivables Facility and Canadian term loan.
Foreign exchange and other income of $0.3 million in the third quarter of 2017 compares to $2.1 million of expense in the third quarter of 2016. Foreign exchange and other expense of $0.9 million in the nine months ended September 29, 2017 compares to $5.7 million of expense in the nine months ended September 30, 2016. Due to fluctuations in the U.S. dollar ("USD") against certain foreign currencies, primarily in Europe, Canada and Latin America, we recorded foreign exchange losses of $1.1 million and $3.5 million in the third quarter of 2017 and 2016, respectively. Foreign exchange losses were $3.1 million and $8.0 million in the nine months ended September 29, 2017 and September 30, 2016, respectively.

ANIXTER INTERNATIONAL INC.

The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of life insurance policies of $0.9 million and $0.5 million in the third quarter of 2017 and 2016, respectively. We recorded gains on the cash surrender value of life insurance policies of $2.0 million and $1.7 million in the nine months ended September 29, 2017 and September 30, 2016, respectively.
Income Taxes
Our effective tax rate from continuing operations for the third quarter of 2017 was 39.7% compared to 38.4% in the prior year period. The prior year period included a $2.1 million net tax benefit related to previous year tax positions. Our effective tax rate from continuing operations for the nine months ended September 29, 2017 was 38.3% compared to 39.3% in the prior year period. The year over year change was due primarily to the change in the country mix of earnings, partially offset by the $2.1 million tax benefit recorded in the prior year period.
EBITDA

Q3 EBITDA by Segment:
	Three Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$67.5	$26.8	$19.8	$(76.5)	$37.6
Interest expense	—	—	—	18.9	18.9
Income taxes	—	—	—	24.8	24.8
Depreciation	0.7	0.5	1.1	5.1	7.4
Amortization of intangible assets	3.6	2.2	3.3	—	9.1
EBITDA	$71.8	$29.5	$24.2	$(27.7)	$97.8

Total of items impacting operating income*	$—	$—	$—	$0.8	$0.8
Foreign exchange and other non-operating (income)	—	—	—	(0.3)	(0.3)
Stock-based compensation	0.5	0.2	0.6	3.1	4.4
Adjusted EBITDA	$72.3	$29.7	$24.8	$(24.1)	$102.7

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Three Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$74.9	$28.7	$15.8	$(79.1)	$40.3
Interest expense	—	—	—	19.8	19.8
Income taxes	—	—	—	25.1	25.1
Depreciation	0.8	0.5	1.0	4.8	7.1
Amortization of intangible assets	3.3	2.1	4.0	—	9.4
EBITDA	$79.0	$31.3	$20.8	$(29.4)	$101.7

Total of items impacting operating income*	$(0.1)	$(0.1)	$—	$0.7	$0.5
Foreign exchange and other non-operating expense	—	—	—	2.1	2.1
Stock-based compensation	0.2	0.2	0.3	3.2	3.9
Adjusted EBITDA	$79.1	$31.4	$21.1	$(23.4)	$108.2

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS - NSS adjusted EBITDA of $72.3 million in the third quarter of 2017 compares to $79.1 million in the third quarter of 2016. The decrease in adjusted EBITDA reflects a reduction in large project activity and the estimated impacts of hurricanes and earthquakes during the current quarter.
EES - EES adjusted EBITDA of $29.7 million in the third quarter of 2017 compares to $31.4 million in the third quarter of 2016. The decrease in adjusted EBITDA was due to continued weakness in large industrial project activity and the estimated impact of hurricanes during the quarter.
UPS - UPS adjusted EBITDA of $24.8 million in the third quarter of 2017 compares to $21.1 million in the third quarter of 2016. The increase in adjusted EBITDA was due to strong operating profit leverage.

Q3 YTD EBITDA by Segment:
	Nine Months Ended September 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$194.2	$84.3	$57.3	$(227.2)	$108.6
Interest expense	—	—	—	55.7	55.7
Income taxes	—	—	—	67.5	67.5
Depreciation	2.2	1.7	3.1	14.5	21.5
Amortization of intangible assets	10.8	6.4	9.9	—	27.1
EBITDA	$207.2	$92.4	$70.3	$(89.5)	$280.4

Total of items impacting operating income*	$—	$(0.5)	$0.1	$1.2	$0.8
Foreign exchange and other non-operating expense	—	—	—	0.9	0.9
Stock-based compensation	1.5	1.0	1.2	9.6	13.3
Adjusted EBITDA	$208.7	$92.9	$71.6	$(77.8)	$295.4

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

	Nine Months Ended September 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$198.6	$75.1	$42.1	$(231.5)	$84.3
Interest expense	—	—	—	59.7	59.7
Income taxes	—	—	—	54.6	54.6
Depreciation	2.5	2.0	3.1	13.5	21.1
Amortization of intangible assets	10.5	6.3	11.8	—	28.6
EBITDA	$211.6	$83.4	$57.0	$(103.7)	$248.3

Total of items impacting operating income*	$5.7	$5.0	$2.5	$13.7	$26.9
Foreign exchange and other non-operating expense	—	—	—	5.7	5.7
Stock-based compensation	1.3	0.7	1.0	9.4	12.4
Adjusted EBITDA	$218.6	$89.1	$60.5	$(74.9)	$293.3

* Items impacting operating income exclude amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

NSS - NSS adjusted EBITDA of $208.7 million in the nine months ended September 29, 2017 compares to $218.6 million in the nine months ended September 30, 2016. The decrease in adjusted EBITDA reflects a reduction in large project activity in the current period versus the prior period.
EES - EES adjusted EBITDA of $92.9 million in the nine months ended September 29, 2017 compares to $89.1 million in the nine months ended September 30, 2016. The favorable impacts of higher copper prices combined with ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers resulted in the increase to adjusted EBITDA.
UPS - UPS adjusted EBITDA of $71.6 million in the nine months ended September 29, 2017 compares to $60.5 million in the nine months ended September 30, 2016. The increase in adjusted EBITDA was due to strong operating profit leverage.

ANIXTER INTERNATIONAL INC.

Financial Liquidity and Capital Resources
Cash Flow
As a distributor, our use of capital is largely for working capital to support our revenue growth. Capital commitments for property and equipment are limited to information technology assets, warehouse equipment, office furniture and fixtures and leasehold improvements, because we operate almost entirely from leased facilities. Therefore, in any given reporting period, the amount of cash consumed or generated by operations other than from net earnings will primarily be due to changes in working capital as a result of the rate of increases or decreases in sales.

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
Net cash provided by operations was $110.1 million in the nine months ended September 29, 2017 versus $238.6 million in the prior year period. The decrease is primarily due to higher investment in working capital to support growth in the business.
Net cash used in investing activities was $30.9 million and $29.6 million in the nine months ended September 29, 2017 and September 30, 2016, respectively, and primarily related to capital expenditures. Capital expenditures are expected to be approximately $45 - $50 million in 2017 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses, and new software to support our infrastructure.
Net cash used in financing activities was $114.3 million in the nine months ended September 29, 2017 compared to $227.9 million in the nine months ended September 30, 2016. During the nine months ended September 29, 2017, we had net repayments on our revolving lines of credit of $46.7 million and a repayment of our Canadian term loan of $70.9 million. During the nine months ended September 30, 2016, we had net repayments on our revolving lines of credit of $169.0 million and a repayment of our Canadian term loan of $58.5 million.
Liquidity and Capital Resources
At September 29, 2017, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At September 29, 2017, there was $152.5 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.
Our debt-to-capital ratio decreased to 46.6% at September 29, 2017, from 51.6% at December 30, 2016. Our continued focus on improving our cost structure and working capital efficiency enabled us to return to our targeted range of 45 - 50% during 2017, after being above that range due to acquisitions.
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

ITEM 4.  CONTROLS AND PROCEDURES.
Under the supervision and with the participation of Anixter's management, including its principal executive officer and principal financial officer, an evaluation was conducted as of September 29, 2017 of the effectiveness of the design and operation of disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective as of September 29, 2017. There was no change in internal control over financial reporting that occurred during the three months ended September 29, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2017 and September 30, 2016, (ii) the Condensed Consolidated Balance Sheets at September 29, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2017 and September 30, 2016, and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 29, 2017.

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXTER INTERNATIONAL INC.

October 24, 2017	By:	/s/ Robert J. Eck
Robert J. Eck
Chief Executive Officer

October 24, 2017	By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President – Finance and Chief Financial Officer