Form 10-K
period 2017-12-29
ANIXTER INTERNATIONAL INC
filed 2018-02-22
CIK 52795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2017
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of registrant’s Common Stock, $1 par value, held by nonaffiliates of the registrant was approximately $2,250,535,942 as of June 30, 2017.
At February 14, 2018, 33,293,079 shares of registrant’s Common Stock, $1 par value, were outstanding.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders of Anixter International Inc. are incorporated by reference into Part III.

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
Through our global presence, technical expertise and supply chain solutions, we help our customers reduce the risk, cost and complexity of their supply chains. We add value to the distribution process by providing over 135,000 customers access to innovative inventory management programs, over 600,000 products and over $1.0 billion in inventory, 310 warehouses/branch locations with approximately 9 million square feet of space, and locations in over 300 cities across approximately 50 countries. We are a leader in providing advanced inventory management services including procurement, just-in-time delivery, material management programs, turn-key yard layout and management, quality assurance testing, advisory engineering services, component kit production, storm/event kitting, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers.
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
Our growth strategy is driven by constant refresh and expansion of our product and solution offerings to meet marketplace needs. This organic growth approach extends to a constantly evolving set of supply chain services that are designed to lower the customer’s total cost of procuring, owning and deploying the products we sell. We have identified security solutions, emerging markets, utilities, professional audio/visual, industrial communications and control and in-building wireless as growth opportunities we are pursuing. Organic growth will periodically be supplemented with acquisitions where the benefits associated with geographic expansion, market penetration or new product line additions are weighted in favor of "buying versus building."
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
Network & Security Solutions ("NSS")
The Network & Security Solutions segment, with sales in approximately 55 countries, supplies products and customized Supply Chain Solutions to customers in a diverse range of industries including technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. NSS provides solutions to end-users and sells the products through various channels including data communications contractors, security, network, professional audio/visual and systems integrators, and directly to end users. NSS has a broad product portfolio that includes copper and fiber optic cable and connectivity, access control, video surveillance, intrusion and fire/life safety, cabinets, power, cable management, wireless, professional audio/video, voice and networking switches and other ancillary products. The NSS segment includes nearly 2,100 technically trained salespeople, approximately 30 Supply Chain Solutions specialists and a global technical support organization that provides support across all three reportable segments to aid in design, product specification and complete bills of materials inclusive of all Anixter solutions.
Through a variety of value-added supply chain solutions, including inventory management, product packaging and enhancement, and customized supply chain services, NSS helps customers reduce the risk, complexity and cost associated with their IT infrastructure and physical security deployments. The NSS commitment to quality products and services and technical leadership is demonstrated by its participation in many global standards organizations. NSS technical expertise extends to performance and interoperability testing at our Infrastructure Solutions LabSM, which provides NSS the opportunity to demonstrate solutions and proof-of-concepts to customers. Anixter's Infrastructure as a Platform and ipAssuredSM programs help customers make intelligent buying decisions around network and security infrastructure and improve efficiency to meet their sustainability goals.
Electrical & Electronic Solutions ("EES")
The Electrical & Electronic Solutions segment, with sales in approximately 38 countries, supplies a broad range of wire and cable, control, power/gear, lighting and core electrical products and customized supply chain solutions to the Commercial and Industrial ("C&I") and Original Equipment Manufacturer ("OEM") markets. The C&I group supplies products for the transmission of power and signals in industrial applications to customers in key markets including oil, gas and petrochemical, alternative energy, utility, power generation and distribution, transportation, commercial, industrial, natural resource and water and wastewater treatment. It sells through channels including electrical contractors, security and automation integrators, and engineering, procurement and construction firms. The OEM group supplies products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment, selling to OEM and panel, cable and harness shops. The product portfolio in this global business includes electrical and electronic wire and cable, shipboard cable, support and supply products, low-voltage cable, instrumentation cable, industrial communication and control products, security cable, connectors, industrial Ethernet switches, and voice and data cable. Value-added services, including supply chain management services and engineering support, are tailored to position us as a specialist in fast growing emerging markets, OEMs and industrial verticals. EES helps customers achieve their sustainability goals by using its value-added services to minimize scrap, reduce lead times and improve operational efficiency.
The EES team of nearly 1,200 technical experts includes sales personnel, supply chain specialists, industrial communication specialists and engineers. EES provides world-class technical assistance, products and support through code and standards interpretation, product selection assistance, on-site customer training and customer specification reviews. EES brings value to its customers through its global reach, ability to provide global infrastructure project coordination, technical and engineering support, financial strength, and sourcing and supplier relationships. These capabilities help customers reduce costs and risks and gain competitive advantage in their marketplace.
Utility Power Solutions ("UPS")
The Utility Power Solutions segment, with primary operations in the U.S. and Canada, supplies electrical transmission and distribution products, power plant maintenance, repair and operations supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and electricity distribution industries. The UPS segment serves the electric utility markets. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and supplies, lighting and conduit used in non-residential and residential construction. UPS also provides materials management and procurement outsourcing services. Its capabilities allow us to integrate with our customers and perform part of our customers' sourcing and procurement function. The UPS segment includes nearly 300 technically trained salespeople and approximately 60 Supply Chain Solutions specialists.

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
Our typical distribution agreement generally includes the following significant terms:

•
a non-exclusive right to resell products to any customer in a geographical area (typically defined as a country, with the exception of our UPS business which is typically defined as a county or state);

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
We operate a series of large, modern, regional distribution centers in key geographic locations in North America, EMEA and Emerging Markets that provide for cost-effective, reliable storage and delivery of products to our customers. We have designated 19 warehouses as regional distribution centers. Collectively, these facilities store approximately 30% of our inventory. In certain cities, some smaller warehouses are also maintained to maximize transportation efficiency and to provide for the local needs of customers. Our network of regional distribution centers, local distribution centers, service centers, branch locations and sales offices consists of 257 locations in the United States, 32 in Canada, 22 in the United Kingdom, 24 in Continental Europe and the Middle East, 33 in Latin America, 11 in Asia and 5 in Australia and New Zealand.
We have developed close relationships with certain freight, package delivery and courier services to minimize transit times between our facilities and customer locations, as well as a dedicated delivery fleet of over 500 vehicles in our UPS segment. The combination of our information systems, distribution network and delivery partnerships allows us to provide a high level of customer service while maintaining a reasonable level of investment in inventory and facilities.
Employees
At December 29, 2017, we employed over 8,900 people. Approximately 50% of the employees are engaged in sales or sales-related activities, approximately 30% are engaged in warehousing and distribution operations, and approximately 20% are engaged in support activities, including inventory management, information services, finance, human resources and general management. We do not have any significant concentrations of employees subject to collective bargaining agreements within any of our segments.
Competition
Given our role as an aggregator of many different types of products from many different sources and because these products are sold to many different industry groups, there is no well-defined industry group against which we compete. We view the competitive environment as highly fragmented with hundreds of distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. There is significant competition within each end market and geography served that creates pricing pressure and the need for excellent service. Competition is based primarily on breadth of products, quality, services, relationships, price and geographic proximity. We believe that we have a significant competitive advantage due to our comprehensive product and service offerings, global distribution network, technically-trained sales team and customized supply chain solutions. We believe our global distribution platform provides a competitive advantage to serving multinational customers’ needs. Our operations and logistics platform gives us the ability to ship orders from inventory for delivery within 24 to 48 hours to all major global markets. In addition, we have common systems and processes throughout the majority of our operations in approximately 50 countries that provide our customers and suppliers with global consistency.

We enhance our value proposition to both key suppliers and customers through our technical expertise, global standards participation testing and demonstration facilities and numerous quality assurance certification programs such as ISO 9001:2015 and ISO/TS 16949:2009. Our NSS and EES segments leverage our certified Infrastructure Solutions Lab located at our suburban Chicago headquarters to support customers with technology needs related to enterprise networks, data centers, physical security, building technologies and industrial communications and control. At this lab, we evaluate performance and interoperability to help customers reduce risk through informed purchasing decisions. Our Solutions Briefing Centers, premier technology education and demonstration facilities located in various regions around the globe, focus on providing our customers with the necessary information to make informed decisions around complex, end-to-end technology solutions.
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
Seasonality
The operating results are not significantly affected by seasonal fluctuations except for the impact resulting from variations in the number of billing days from quarter to quarter. Our UPS segment does experience some seasonality as weather can restrict project work. Consecutive quarter sales from the third to fourth quarters are generally lower due to the holidays and lower number of billing days as compared to other consecutive quarter comparisons. There were 253 billing days in both 2017 and 2015 and 254 billing days in 2016.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports can be found at the Investor Relations section of our company website at http://www.anixter.com. These forms are available without charge as soon as reasonably practical following the time they are filed with or furnished to the Securities and Exchange Commission ("SEC"). Shareholders and other interested parties may request email notifications of the posting of these documents through the Investor Relations section of our website. In addition, copies of our reports will be made available, free of charge, upon written request.
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
The degree to which price changes in the copper commodity spot market correlate to product price changes, is a factor of market demand for products. When demand is strong, there is a high degree of correlation, but when demand is weak, there can be significant time lags between spot price changes and market price changes.

We have risks associated with the integration of acquired businesses.
In connection with recent and future acquisitions, it is necessary for us to continue to create an integrated business from the various acquired entities. This requires the establishment of a common management team to guide the acquired businesses, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired businesses, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. No assurance can be given that these various actions can be completed without disruption to the business, in a short period of time or that anticipated improvements in operating performance can be achieved. Any inability on our part to successfully implement strategic transactions could have an adverse impact on our reputation, business, financial condition, operating results and cash flows. There can be no assurance that any businesses acquired will meet performance expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. In addition, any acquisition that we make may not deliver the synergies and other benefits that were anticipated when entering into such acquisition.
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
These covenants also limit the amount of dividends or share repurchases we may make. As a result of these restrictions, we are limited in how we may conduct business and may be unable to compete effectively or take advantage of new business opportunities. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by economic, financial and industry conditions or regulatory changes beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Inventory Facility, the Receivables Facility or the indentures governing our outstanding notes that would permit the applicable lenders or noteholders, as the case may be, to declare all outstanding amounts to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Inventory Facility or the Receivables Facility, could proceed against the collateral securing these obligations. This could have a significant negative impact on our financial condition and operating results.
We have substantial debt which could adversely affect our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities.
As of December 29, 2017, we had an aggregate principal amount of $1.25 billion of outstanding debt. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. This may also limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, and general corporate purposes in the future. Our indebtedness also reduces our flexibility to adjust to changing market conditions or may prevent us from making capital investments that are necessary or important to our operations and strategic growth.
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
A significant portion of our working capital consists of accounts receivable. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults.

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
The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity. At December 29, 2017, our projected benefit obligations exceeded the fair value of plan assets by $43.5 million.
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
We have significant operations in the United Kingdom and other member countries of the European Union. The proposed withdrawal by the United Kingdom could have an adverse effect on the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the business activity, political stability and economic conditions in the United Kingdom, the European Union and the other economies in which we operate, which could result in customers reducing or delaying spending decisions on our products. Our U.K. business has deferred tax assets totaling $6.3 million. A downturn in our U.K. business caused by a material adverse effect could require us to record a valuation allowance against those deferred tax assets. Any of these developments could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may be adversely affected by unanticipated changes in our tax provisions.
We are a U.S.-owned multinational company subject to income and other taxes in the U.S. and jurisdictions abroad. Tax laws are subject to change as new laws are passed and new interpretations of laws are issued or applied. Such changes in U.S. or foreign tax laws, regulations, other administrative guidance and common law interpretation could affect our tax expense and profitability as evidenced by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Further, the final determination of tax audits or litigation could ultimately be materially different from our historical income tax provisions and accruals. Changes in our tax provision and tax liabilities, whether due to changes in law, the interpretation, or a final determination of audits or litigation, could have a material adverse impact on our financial condition, operating results and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES.
Our distribution network consists of 310 warehouses/branch locations in approximately 50 countries with approximately 9 million square feet of space. This includes 19 regional distribution centers (100,000 — 500,000 square feet), 42 local distribution centers (35,000 — 100,000 square feet), 179 service centers and 70 branch locations. Additionally, we have 74 sales offices throughout the world. All but seven of these facilities are leased. No one facility is material to our overall operations, and we believe there is ample supply of alternative warehousing space available on similar terms and conditions in each of our markets.

ITEM 3.  LEGAL PROCEEDINGS.
Incorporated by reference to Note 7. "Commitments and Contingencies" in the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table lists the name, age as of February 22, 2018, position, offices and certain other information with respect to our executive officers. The term of office of each executive officer will expire upon the appointment of his successor by the Board of Directors.

Robert J. Eck, 59
Director of the Company since 2008; Chief Executive Officer of the Company since July 2008; President of the Company from 2008 to June 2017. Mr. Eck has served in a variety of senior management positions since joining the Company in 1990. Mr. Eck has also been a Director of Ryder Systems, Inc. since 2011 and a member of the Board of Trustees for Marquette University since September 2014.

William A. Galvin, 55
President and Chief Operating Officer since July 2017; Executive Vice President - Network & Security Solutions of the Company from 2012 to June 2017; Executive Vice President - North America and EMEA Enterprise Cabling and Security Solutions from 2007 to 2012. Mr. Galvin has held several sales and marketing management roles over his 30 years of experience with the Company.

Theodore A. Dosch, 58
Executive Vice President - Finance and Chief Financial Officer of the Company since July 2011; Senior Vice President - Global Finance of the Company from January 2009 to June 2011; CFO - North America and Vice President - Maytag Integration at Whirlpool Corporation from 2006 to 2008; Corporate Controller at Whirlpool Corporation from 2004 to 2006; CFO - North America at Whirlpool Corporation from 1999 to 2004.    Mr. Dosch has also been a Director of UGI Corporation since 2017.

Justin C. Choi, 52
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

Ian Clarke, 55
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

William C. Geary II, 47
Executive Vice President - Network & Security Solutions of the Company since July 2017; Senior Vice President - Global Markets - Network & Security Solutions from January 2017 to June 2017. Before moving to Anixter, Mr. Geary served 22 years and held a variety of senior management roles at Accu-Tech.

Robert M. Graham, 50
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

Scott Ramsbottom, 44
Executive Vice President - Chief Information Officer since February 2015; Senior Vice President Global Information Services from February 2014 to February 2015. Mr. Ramsbottom held various roles in the information services group since joining the Company in 1999.

Rodney A. Smith, 60	Executive Vice President - Human Resources of the Company since May 2013; Vice President - Human Resources from August 2006 to May 2013.

Orlando McGee, 56
Executive Vice President - Operations of the Company since January 2018; Senior Vice President - Strategic and EMEA Operations from August 2017 to January 2018; Senior Vice President - Strategic Operations from June 2016 to August 2017. Prior to joining the Company, Mr. McGee served in a number of management positions at Cintas Corporation from 2012 to 2016, most recently as Vice President Distribution & Logistics.

Rodney A. Shoemaker, 60	Senior Vice President - Treasurer of the Company since May 2014; Vice President - Treasury since July 1999. Mr. Shoemaker has been with the Company since 1986.

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

PERFORMANCE GRAPH
The following graph sets forth the annual changes for the five-year period indicated in a theoretical cumulative total shareholder return of an investment of $100 in our common stock and each comparison index, assuming reinvestment of dividends. This graph reflects the comparison of shareholder return on our common stock with that of a broad market index and a peer group index consistent with the prior year. Our Peer Group Index for 2017 consists of the following companies: Arrow Electronics Inc., Avnet Inc., Belden Inc., Fastenal Company, General Cable Corp., Houston Wire and Cable Company, MSC Industrial Direct Co. Inc., Rexel, Scansource Inc., Tech Data Corp, WESCO International, Inc., and W.W. Grainger Inc. This peer group was selected based on a review of publicly available information about these companies and our determination that they are engaged in businesses similar to ours.

ITEM 6.   SELECTED FINANCIAL DATA.

(In millions, except per share amounts)	Fiscal Year
	2017	2016	2015	2014	2013
Selected Income Statement Data:
Net sales	$7,927.4	$7,622.8	$6,190.5	$5,507.0	$5,291.1
Operating income	313.1	285.3	267.8	310.1	310.9
Interest expense and other, net (a)	(75.5)	(87.8)	(84.9)	(60.5)	(52.8)
Net income from continuing operations	109.0	121.1	96.9	163.4	175.0
Net (loss) income from discontinued operations	—	(0.6)	30.7	31.4	25.5
Net income	$109.0	$120.5	$127.6	$194.8	$200.5
Diluted Income (Loss) Per Share:
Continuing operations	$3.21	$3.61	$2.90	$4.90	$5.27
Discontinued operations	$—	$(0.02)	$0.91	$0.94	$0.77
Net income	$3.21	$3.59	$3.81	$5.84	$6.04
Dividend declared per common share	$—	$—	$—	$—	$5.00
Selected Balance Sheet Data:
Total assets (a)	$4,252.2	$4,093.6	$4,142.0	$3,580.8	$2,851.3
Total long-term debt (a)	$1,247.9	$1,378.8	$1,642.9	$1,202.0	$826.5
Stockholders’ equity	$1,459.0	$1,292.2	$1,179.4	$1,133.0	$1,027.4
Book value per diluted share	$42.95	$38.51	$35.26	$33.99	$30.95
Weighted-average diluted shares	34.0	33.6	33.4	33.3	33.2
Year-end outstanding shares	33.7	33.4	33.3	33.1	32.9
Other Financial Data:
Working capital (a)	$1,483.0	$1,424.6	$1,571.6	$1,559.3	$1,373.3
Capital expenditures	$41.1	$32.6	$26.7	$34.2	$27.3
Depreciation	$28.2	$27.9	$22.2	$20.0	$18.6
Amortization of intangible assets (a)	$36.1	$37.6	$24.9	$10.6	$6.7
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

(In millions)	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 3, 2014
	(a)	(a)(b)	(b)	(c)
Net sales	$1,501.9	$921.2	$176.0	$60.7
Operating income	43.3	29.3	6.4	1.9

(a)	October 2015 acquisition of Power Solutions for $829.4 million.

(b)	September 2014 acquisition of Tri-Ed for $418.4 million.

(c)	June 2012 acquisition of Jorvex, S.A. ("Jorvex") for $55.3 million.

In 2015, we sold our Fasteners business for $371.8 million in cash, resulting in a pre-tax gain of $40.3 million ($23.3 million, net of tax). As a result of this divestiture, results of this business is reflected as "Discontinued operations" and all prior periods have been revised to reflect this classification.

The following reflects various items that impact the comparability of the results for the last five fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016	January 2, 2015	January 3, 2014
Items impacting operating expense and operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(36.1)	$(37.6)	$(24.9)	$(10.6)	$(6.7)
UK pension settlement	—	(9.6)	(0.4)	—	—
Latin America bad debt provision	—	(7.6)	(11.7)	—	—
Restructuring charge	—	(5.4)	(8.2)	—	—
Acquisition and integration costs	(2.3)	(5.1)	(13.2)	(7.2)	—
Impairment of intangible assets	(5.7)	—	—	—	—
Write-off of capitalized software	—	—	(3.1)	—	—
Dilapidation provision	—	—	(1.7)	—	—
Total of items impacting operating expense and operating income	$(44.1)	$(65.3)	$(63.2)	$(17.8)	$(6.7)
Items impacting interest expense:
Write-off of deferred financing costs	—	—	(0.3)	—	—
Total of items impacting interest expense	$—	$—	$(0.3)	$—	$—
Items impacting other expenses:
Foreign exchange loss	—	—	(3.6)	(8.0)	—
Extinguishment of debt	—	—	(0.9)	—	—
Acquisition financing costs	—	—	—	(0.3)	—
Penalty and interest from prior year tax liabilities	—	—	—	—	0.7
Total of items impacting other expenses	$—	$—	$(4.5)	$(8.3)	$0.7
Total of items impacting pre-tax income	$(44.1)	$(65.3)	$(68.0)	$(26.1)	$(6.0)
Items impacting income taxes:
Tax impact of items above impacting pre-tax income	14.8	18.8	27.4	8.2	2.2
Transition tax on deferred foreign income	(50.0)	—	—	—	—
Rate change impact of net deferred tax liability	14.4	—	—	—	—
(Establishment)/reversal of deferred income tax valuation allowances	—	(1.1)	(11.3)	6.9	—
Tax (expense) benefits related to prior year tax positions	(1.3)	3.2	—	1.9	4.2
Other tax items	—	—	(0.5)	—	—
Total of items impacting income taxes	$(22.1)	$20.9	$15.6	$17.0	$6.4
Net income impact of these items	$(66.2)	$(44.4)	$(52.4)	$(9.1)	$0.4
Diluted EPS impact of these items	$(1.95)	$(1.32)	$(1.56)	$(0.27)	$0.01

The following table presents a reconciliation from net income from continuing operations to EBITDA and Adjusted EBITDA:

	Fiscal Year
(In millions)	2017	2016	2015	2014	2013
Net income from continuing operations	$109.0	$121.1	$96.9	$163.4	$175.0
Interest expense	74.7	78.7	63.8	44.5	43.9
Income taxes	128.6	76.4	86.0	86.2	83.1
Depreciation	28.2	27.9	22.2	20.0	18.6
Amortization of intangible assets	36.1	37.6	24.9	10.6	6.7
EBITDA	$376.6	$341.7	$293.8	$324.7	$327.3
Total of items impacting operating income*	8.0	27.7	38.3	7.2	—
Foreign exchange and other non-operating expense	0.8	9.1	21.1	16.0	8.9
Stock-based compensation	18.1	16.5	13.9	12.6	12.3
Adjusted EBITDA	$403.5	$395.0	$367.1	$360.5	$348.5
* Items impacting operating income excludes amortization of intangible assets in the calculation of adjusted EBITDA as amortization is already added back in the EBITDA calculation above.

ANIXTER INTERNATIONAL INC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
Total company sales increased 4.0% to a record $7,927.4 million in 2017. Excluding the $7.1 million favorable impact from the fluctuation in foreign exchange; and the $65.4 million favorable impact from the higher average price of copper, we delivered organic sales growth of 3.0%, as summarized in the table below. We were pleased to achieve growth in all segments and geographies, including double digit organic sales growth in our UPS segment, and in both EMEA and Emerging Markets, as we continue to grow with our multi-national customers. Additional highlights of the year included:

•	$183.8 million of cash flow from operations;

•	Adjusted earnings per diluted share from continuing operations of $5.16.
Organic sales growth from 2016 to 2017 excludes the impact of the following items and is summarized by segment and geography below:

•	$7.1 million favorable impact from the fluctuation in foreign exchange; and

•	$65.4 million favorable impact from the higher average price of copper.

Sales Growth Trends
	Twelve Months Ended December 29, 2017				Twelve Months Ended December 30, 2016
($ millions)	As Reported	Foreign Exchange Impact	Copper Impact	As Adjusted	As Reported	Organic Growth / (Decline)

Network & Security Solutions (NSS)
North America	$3,212.6	$(6.0)	$—	$3,206.6	$3,250.6	(1.4)%
EMEA	361.6	0.1	—	361.7	340.7	6.2%
Emerging Markets	540.2	(0.6)	—	539.6	492.5	9.6%
NSS	$4,114.4	$(6.5)	$—	$4,107.9	$4,083.8	0.6%

Electrical & Electronic Solutions (EES)
North America	$1,743.9	$(5.2)	$(51.1)	$1,687.6	$1,698.2	(0.6)%
EMEA	264.7	7.6	(9.6)	262.7	229.4	14.5%
Emerging Markets	216.9	0.2	(3.6)	213.5	175.6	21.6%
EES	$2,225.5	$2.6	$(64.3)	$2,163.8	$2,103.2	2.9%

Utility Power Solutions (UPS)
North America	$1,587.5	$(3.2)	$(1.1)	$1,583.2	$1,435.8	10.3%
UPS	$1,587.5	$(3.2)	$(1.1)	$1,583.2	$1,435.8	10.3%

Total	$7,927.4	$(7.1)	$(65.4)	$7,854.9	$7,622.8	3.0%

Geographic Sales
North America	$6,544.0	$(14.4)	$(52.2)	$6,477.4	$6,384.6	1.5%
EMEA	626.3	7.7	(9.6)	624.4	570.1	9.5%
Emerging Markets	757.1	(0.4)	(3.6)	753.1	668.1	12.7%
Total	$7,927.4	$(7.1)	$(65.4)	$7,854.9	$7,622.8	3.0%
As we enter 2018, we are focused on continued share gains in all segments. Based on recent project wins and opportunities we are actively pursuing, we have confidence that large project activity is accelerating. Additionally, we continue to gain traction in fast-growing areas of the business such as professional audio video, and have an intense focus on growing synergistic sales including selling electrical cable and related products to data center customers and security solutions to utility customers.

ANIXTER INTERNATIONAL INC.

We expect the momentum we experienced in the fourth quarter of 2017 to continue. The external environment remains favorable in all of our major geographies, reflected by broad favorable economic growth indicators across global markets. Additionally, we see the cost recovery features of the recent tax reform legislation as a potential catalyst for our customers to increase capital expenditures. Overall we expect full year 2018 organic sales growth in the 2 - 5% range.

Acquisition and Divestiture of Businesses

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
Consolidated Results of Operations

(In millions, except per share amounts)	Twelve Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Net sales	$7,927.4	$7,622.8	$6,190.5
Gross profit	1,571.0	1,548.0	1,340.5
Operating expenses	1,257.9	1,262.7	1,072.7
Operating income	313.1	285.3	267.8
Other expense:
Interest expense	(74.7)	(78.7)	(63.8)
Other, net	(0.8)	(9.1)	(21.1)
Income from continuing operations before income taxes	237.6	197.5	182.9
Income tax expense from continuing operations	128.6	76.4	86.0
Net income from continuing operations	109.0	121.1	96.9
Net (loss) income from discontinued operations	—	(0.6)	30.7
Net income	$109.0	$120.5	$127.6
Diluted income (loss) per share:
Continuing operations	$3.21	$3.61	$2.90
Discontinued operations	—	(0.02)	0.91
Net income	$3.21	$3.59	$3.81

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

ANIXTER INTERNATIONAL INC.

We recorded the following items that impacted the comparability of the results for the last three fiscal years:

Items Impacting Comparability of Results from Continuing Operations:
(In millions, except per share amounts)	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
			(As revised*)
Items impacting operating income:	Favorable / (Unfavorable)
Amortization of intangible assets	$(36.1)	$(37.6)	$(24.9)
UK pension settlement	—	(9.6)	(0.4)
Restructuring charge	—	(5.4)	(8.2)
Acquisition and integration costs	(2.3)	(5.1)	(13.2)
Impairment of intangible assets	(5.7)	—	—
Write-off of capitalized software	—	—	(3.1)
Latin America bad debt provision	—	(7.6)	(11.7)
Dilapidation provision	—	—	(1.7)
Total of items impacting operating expense and operating income	$(44.1)	$(65.3)	$(63.2)
Items impacting interest expense:
Write-off of debt issuance costs	—	—	(0.3)
Total of items impacting interest expense	$—	$—	$(0.3)
Items impacting other expenses:
Foreign exchange loss	—	—	(3.6)
Extinguishment of debt	—	—	(0.9)
Total of items impacting other expenses	$—	$—	$(4.5)
Total of items impacting pre-tax income	$(44.1)	$(65.3)	$(68.0)
Items impacting income taxes:
Tax impact of items impacting pre-tax income above	14.8	18.8	27.4
Transition tax on deferred foreign income	(50.0)	—	—
Rate change impact of net deferred tax liability	14.4	—	—
Establishment of deferred income tax valuation allowances	—	(1.1)	(11.3)
Tax (expense) benefits related to prior year tax positions	(1.3)	3.2	—
Other tax items	—	—	(0.5)
Total of items impacting income taxes	$(22.1)	$20.9	$15.6
Net income impact of these items	$(66.2)	$(44.4)	$(52.4)
Diluted EPS impact of these items	$(1.95)	$(1.32)	$(1.56)
* Revised due to change in composition of items impacting comparability of results to include amortization of intangible assets.
The items impacting operating income by segment are reflected in the tables below.

Items Impacting Comparability of Operating Expense and Operating Income by Segment:

	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.4)	$(8.4)	$(13.3)	$—	$(36.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(2.3)	(2.3)
Impairment of intangible assets	(5.7)	—	—	—	(5.7)
Total of items impacting operating expense and operating income	$(20.1)	$(7.9)	$(13.4)	$(2.7)	$(44.1)

ANIXTER INTERNATIONAL INC.

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

	Year Ended January 1, 2016 (As revised)*
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.7)	$(6.3)	$(3.9)	$—	$(24.9)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(2.4)	(3.2)	(0.1)	(2.5)	(8.2)
Acquisition and integration costs	—	—	(0.2)	(13.0)	(13.2)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(10.7)	(1.0)	—	—	(11.7)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating expense and operating income	$(27.8)	$(10.5)	$(4.2)	$(20.7)	$(63.2)
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.

U.S. GAAP to Non-GAAP Net Income and EPS Reconciliation:
(In millions, except per share amounts)	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
			(As revised*)
Reconciliation to most directly comparable U.S. GAAP financial measure:
Net income from continuing operations - U.S. GAAP	$109.0	$121.1	$96.9
Items impacting net income from continuing operations	66.2	44.4	52.4
Net income from continuing operations - Non-GAAP	$175.2	$165.5	$149.3

Diluted EPS from continuing operations – U.S. GAAP	$3.21	$3.61	$2.90
Diluted EPS impact of these items from continuing operations	1.95	1.32	1.56
Diluted EPS from continuing operations – Non-GAAP	$5.16	$4.93	$4.46
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

	As Reported	Pro Forma
	Year Ended	Year Ended
(In millions, except per share amounts)	January 1, 2016	January 1, 2016
Net sales	$6,190.5	$7,733.4
Net income from continuing operations	$96.9	$107.1
Income per diluted share from continuing operations	$2.90	$3.20

ANIXTER INTERNATIONAL INC.

Excluding the unfavorable impact of items impacting net income from continuing operations of $52.4 million in 2015, as described above, the pro forma diluted earnings per share from continuing operations would have been the following as compared to our non-GAAP diluted earnings per share from continuing operations.

	As Adjusted	Pro Forma As Adjusted
	Year Ended	Year Ended
	January 1, 2016	January 1, 2016
Income per diluted share from continuing operations	$4.46	$5.13
For further pro forma information regarding Power Solutions, refer to Note 3. "Business Combinations" in the Notes to the Consolidated Financial Statements.

The following represents the components of the results from discontinued operations as reflected in our Consolidated Statements of Cash Flows. There was no material activity related to discontinued operations reflected in our Consolidated Statement of Cash Flows for the years ended December 29, 2017 and December 30, 2016.

Year Ended
(In millions)	January 1, 2016
Depreciation	$1.6
Amortization	$0.5
Stock-based compensation	$0.6
Capital expenditures	$1.9
Net Sales
2017 vs. 2016

(In millions)	NSS	EES	UPS	Total
Net sales, 2017	$4,114.4	$2,225.5	$1,587.5	$7,927.4
Net sales, 2016	4,083.8	2,103.2	1,435.8	7,622.8
$ Change	$30.6	$122.3	$151.7	$304.6
% Change	0.8%	5.8%	10.6%	4.0%

Plus the % impact of:
Foreign exchange	(0.2)%	0.1%	(0.2)%	(0.1)%
Copper pricing	—%	(3.0)%	(0.1)%	(0.9)%
Organic (Non-GAAP)	0.6%	2.9%	10.3%	3.0%
The current year had 253 billing days compared to 254 billing days in the prior year.
NSS – Sales of $4,114.4 million increased 0.8% from $4,083.8 million in the prior year period. NSS organic sales increased 0.6%, adjusting for the favorable impact from foreign exchange, driven by growth across our EMEA and Emerging Markets geographies and partially offset by weakness in North America. NSS security sales in the twelve months ended December 29, 2017 of $1,677.4 million, which represents 40.8% of total segment sales, increased 2.2% from the prior year period. Adjusted for the $0.6 million negative currency impact, organic security sales growth was 2.2% compared to the twelve months ended December 30, 2016.
EES – Sales of $2,225.5 million increased 5.8% from $2,103.2 million in the prior year, strengthened by the favorable impact from copper but partially offset by the unfavorable impact from foreign exchange. EES organic sales increased by 2.9%, with growth across our EMEA and Emerging Markets geographies.

ANIXTER INTERNATIONAL INC.

UPS – Sales of $1,587.5 million increased 10.6% from $1,435.8 million in the prior year period, driven by synergistic sales to support a new investor-owned utility customer and strong growth with existing investor-owned utility and public power customers. UPS organic sales increased 10.3%, adjusting for the favorable impacts from foreign exchange and copper.
2016 vs. 2015

(In millions)	NSS	EES	UPS	Total
Net sales, 2016	$4,083.8	$2,103.2	$1,435.8	$7,622.8
Net sales, 2015 (As revised)*	3,968.2	1,816.5	405.8	6,190.5
$ Change	$115.6	$286.7	$1,030.0	$1,432.3
% Change	2.9%	15.8%	nm	23.1%

Impact of Acquisition of Power Solutions	$—	$426.4	$1,116.5	$1,542.9
Net sales, 2015 (Pro Forma)	$3,968.2	$2,242.9	$1,522.3	$7,733.4

Adjusted % Change (Pro Forma)	2.9%	(6.2)%	(5.7)%	(1.4)%
Plus the % impact of:
Foreign exchange	1.0%	1.6%	0.5%	1.0%
Copper pricing	—%	1.9%	—%	0.6%
Organic (Non-GAAP)	3.9%	(2.7)%	(5.2)%	0.2%
* Revised due to change in composition of our reportable segments in the first quarter of 2016.
** nm - percentages are not meaningful.
There were 254 billing days in 2016 compared to 253 billing days in 2015.
NSS – Sales of $4,083.8 million increased 2.9% from $3,968.2 million in the prior year period. NSS organic sales increased 3.9%, adjusting for the unfavorable impact from foreign exchange. This increase was driven by growth across our North America and EMEA geographies, due to continued strength with global accounts, including with technology customers, financial institutions and service providers, partially offset by weakness in CALA. NSS security sales in the twelve months ended December 30, 2016 of $1,620.2 million, which represents 39.7% of total segment sales, increased 2.9% from the prior year period. Adjusted for the $21.3 million negative currency impact, organic sales growth was 4.3% compared to the twelve months ended January 1, 2016.
EES – Sales of $2,103.2 million increased 15.8% from $1,816.5 million in the prior year period due to the low voltage business of the Power Solutions acquisition, partially offset by the unfavorable impacts form copper and foreign exchange. EES organic sales decreased by 2.7%, with declines across all of our geographies, reflecting weakness with industrial customers and relatively flat performances with OEM customers, along with the weakness in Latin America.
UPS – Sales were $1,435.8 million in the twelve months ended December 30, 2016, a decrease of 5.2% on an organic basis.
Gross Margin
Gross margin of 19.8% in 2017 decreased from 20.3% in 2016 and 21.7% in 2015. The year-over-year lower gross margin in 2017 was caused by customer and product mix, combined with the impact of lower vendor rebates and competitive pressure. The lower gross margin in 2016 compared to 2015 was primarily due to the lower margin sales attributed to the Power Solutions acquisition. The effects of changing copper prices did not impact gross margin percentages significantly in any year.
Operating Expenses
Operating expenses were $1,257.9 million, $1,262.7 million and $1,072.7 million in 2017, 2016 and 2015, respectively. Operating expense in 2017 includes $36.1 million of intangible asset amortization, $2.3 million of acquisition and integration costs and an intangible asset impairment charge of $5.7 million. Operating expense in 2016 includes $37.6 million of intangible asset amortization, acquisition and integration costs of $5.1 million, $5.4 million of restructuring charges, $7.6 million of Latin America bad debt provision and $9.6 million related to the UK pension settlement. Excluding these items, adjusted operating expenses in 2017 of $1,213.8 million, or 15.3% of sales, compares to prior year adjusted operating expense of $1,197.4 million, or 15.7% of sales. There was no significant impact from foreign currency on comparisons of adjusted operating expenses in 2017 versus 2016.

ANIXTER INTERNATIONAL INC.

Operating Income

2017 vs. 2016

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2017	$262.6	$114.3	$73.1	$(136.9)	$313.1
Operating income, 2016	275.8	97.5	56.7	(144.7)	285.3
$ Change	$(13.2)	$16.8	$16.4	$7.8	$27.8
% Change	(4.8)%	17.2%	28.9%	5.4%	9.7%

Items impacting operating income in 2017	$20.1	$7.9	$13.4	$2.7	$44.1
Adjusted operating income, 2017 (Non-GAAP)	$282.7	$122.2	$86.5	$(134.2)	$357.2

Items impacting operating income in 2016	$19.7	$13.5	$17.4	$14.7	$65.3
Adjusted operating income, 2016 (Non-GAAP)	$295.5	$111.0	$74.1	$(130.0)	$350.6

Adjusted % Change (Non-GAAP)	(4.3)%	10.1%	16.7%	(3.2)%	1.9%

Plus the % impact of:
Foreign exchange	(0.1)%	0.2%	(0.4)%	(0.3)%	(0.3)%
Copper pricing	—%	(13.7)%	(0.2)%	—%	(4.7)%
Organic (Non-GAAP)	(4.9)%	3.7%	28.3%	5.1%	4.7%

2016 vs. 2015

(In millions)	NSS	EES	UPS	Corporate	Total
Operating income, 2016	$275.8	$97.5	$56.7	$(144.7)	$285.3
Operating income, 2015 (As revised*)	258.2	121.1	22.4	(133.9)	267.8
$ Change	$17.6	$(23.6)	$34.3	$(10.8)	$17.5
% Change	6.8%	(19.5)%	nm	(8.1)%	6.5%

Items impacting operating income in 2016	$19.7	$13.5	$17.4	$14.7	$65.3
Adjusted operating income, 2016 (Non-GAAP)	$295.5	$111.0	$74.1	$(130.0)	$350.6

Items impacting operating income in 2015 (As revised*)	$27.8	$10.5	$4.2	$20.7	$63.2
Adjusted operating income, 2015 (Non-GAAP)	$286.0	$131.6	$26.6	$(113.2)	$331.0

Adjusted % Change (Non-GAAP)	3.3%	(15.7)%	nm	(14.8)%	5.9%

Impact of Acquisition of Power Solutions	$—	$7.6	$41.0	$(10.2)	$38.4
Operating income, 2015 (Pro Forma)	$258.2	$128.7	$63.4	$(144.1)	$306.2

Adjusted % Change (Pro Forma)	6.8%	(24.2)%	(10.6)%	(0.4)%	(6.8)%
Plus the % impact of:
Foreign exchange	1.4%	1.0%	0.8%	(1.9)%	0.9%
Copper pricing	—%	7.1%	0.2%	—%	3.0%
Organic (Non-GAAP)	8.2%	(16.1)%	(9.6)%	(2.3)%	(2.9)%
* Revised due to change in composition of our reportable segments in the first quarter of 2016 and items impacting comparability of results to include amortization of intangible assets.
** nm - Percentages are not meaningful.

ANIXTER INTERNATIONAL INC.

NSS – Operating income was $262.6 million, or 6.4% of sales, in 2017, compared to $275.8 million, or 6.8% of sales, in 2016 and $258.2 million, or 6.5% of sales, in 2015. The decrease in operating income in 2017 was primarily due to a lower level of large project activity in North America. The increase in operating income in 2016 compared to 2015 was primarily due to an increase in net sales, partially offset by the unfavorable impact of foreign exchange. NSS delivered adjusted operating income of $282.7 million, $295.5 million, and $286.0 million in 2017, 2016 and 2015, respectively, resulting in adjusted operating margin of 6.9% in 2017 and 7.2% in both 2016 and 2015.

EES – Operating income was $114.3 million, or 5.1% of sales, in 2017, compared to $97.5 million, or 4.6% of sales, in 2016 and $121.1 million, or 6.7% of sales, in 2015. The increase in operating income in 2017 was driven by the favorable impacts of higher copper prices combined with ongoing growth with OEM customers, synergistic growth from sales of low voltage products to legacy Anixter customers, and a recovery in our industrial project business. The decrease in operating income in 2016 versus 2015 is primarily attributable to negative copper prices, currency impact and weaker demand in oil and gas as well as the broader industries, partially offset by operating income contributed by the low voltage business of the Power Solutions acquisition. EES adjusted operating income of $122.2 million in 2017 compares to operating income of $111.0 million in 2016 and $131.6 million in 2015, resulting in adjusted operating margin of 5.5%, 5.3% and 7.2% in 2017, 2016 and 2015, respectively.

UPS – Operating income was $73.1 million, or 4.6% of sales, compared to $56.7 million, or 3.9%, in 2016 and $22.4 million, or 5.5% of sales, in 2015. The increase in operating income in 2017 was driven by strong sales growth combined with ongoing expense discipline. The increase in operating income in 2016 versus 2015 is primarily attributable to the operating income contributed by the Power Solutions acquisition. UPS adjusted operating income of $86.5 million in 2017 compares to operating income of $74.1 million in 2016 and $26.6 million in 2015, resulting in adjusted operating margin of 5.4%, 5.2% and 6.6% in 2017, 2016 and 2015, respectively.
Interest Expense and Other
Interest expense was $74.7 million, $78.7 million and $63.8 million in 2017, 2016 and 2015, respectively. Our weighted-average cost of borrowings was 5.3% in 2017 and 4.8% in 2016 and 2015. The increase in interest expense in 2017 and 2016 compared to 2015 results from the issuance of incremental debt used to finance the Power Solutions acquisition being outstanding for the full year compared to incremental debt being outstanding for only four months in 2015.
Foreign exchange and other expense was $0.8 million, $9.1 million and $21.1 million in 2017, 2016 and 2015, respectively. Due to fluctuations in the USD against certain foreign currencies, primarily in Europe, Canada and Latin America, we recorded foreign exchange losses of $3.4 million, $10.8 million and $14.9 million in 2017, 2016 and 2015, respectively.
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the USD due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result of these devaluations, we recorded additional foreign exchange losses of $3.6 million in 2015.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of our company owned life insurance policies associated with our sponsored deferred compensation program. We recorded gains on the cash surrender value of life insurance policies of $2.4 million and $1.2 million in 2017 and 2016, respectively, and a loss of $0.8 million in 2015.
Income Taxes
The income tax provision from continuing operations for 2017 was $128.6 million compared to $76.4 million in 2016 and $86.0 million in 2015. Our effective tax rate from continuing operations was 54.1%, 38.7% and 47.0% in 2017, 2016 and 2015, respectively. Our effective tax rate for 2017 included $35.6 million of tax expense related to the impact of tax legislation and $1.3 million of tax expense related to prior year tax positions. Our effective tax rate for 2016 included a $3.2 million net tax benefit related to prior year tax positions, partially offset by the establishment of deferred income tax valuation allowances of $1.1 million. During 2015, we recorded $11.3 million of additional income tax expense primarily related to the establishment of deferred income tax valuation allowances and $0.5 million of other tax items. Excluding the impact of these items as well as the other items impacting the comparability of results discussed above, the adjusted effective tax rate in 2017 was 37.8% compared to 37.0% in 2016 and 40.5% in 2015. The change in adjusted effective tax rate was due to the change in the country mix of earnings.

ANIXTER INTERNATIONAL INC.

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
The remaining undistributed earnings of our foreign subsidiaries amounted to approximately $618.6 million at December 29, 2017. The Tax Cuts and Jobs Act (the "Act") converted the U.S. system of taxing foreign earnings from a worldwide system to a territorial system. Future distributions of foreign earnings by our affiliates abroad will no longer result in U.S. taxation. In converting to a territorial system, the Act levied a one-time transition tax on deferred foreign earnings as of 2017. We have estimated the net combined U.S. tax impact on this deemed repatriation to be approximately $50.0 million and plan to elect to pay the federal portion of this tax liability in installments over 8 years. Despite the conversion to a territorial system, we consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 29, 2017, according to the foreign laws and treaties in place at that time, estimated foreign jurisdiction withholding taxes of approximately $36.1 million would be payable upon the remittance of all earnings at December 29, 2017. In estimating the deemed repatriation tax, we expect $52.7 million of foreign tax credit carryforwards to be generated related to foreign taxes expensed in prior years. We have recorded a full valuation allowance against the related deferred tax asset as there is not sufficient foreign-source income projected to utilize these credits.
The Act also reduced the U.S. corporate tax rate to 21%, which resulted in an adjustment to our U.S. deferred tax assets and liabilities. This adjustment increased our earnings for 2017 by $14.4 million. The expected one-time impact and effect on our future earnings may differ from our initial assessment, due to, among other things, changes in interpretations and assumptions made, guidance that has yet to be issued by applicable regulatory authorities, possible technical corrections, and actions we may take as a result of the tax act or otherwise.
EBITDA

2017 EBITDA by Segment:
	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Net income from continuing operations	$262.6	$114.3	$73.1	$(341.0)	$109.0
Interest expense	—	—	—	74.7	74.7
Income taxes	—	—	—	128.6	128.6
Depreciation	3.1	2.4	3.9	18.8	28.2
Amortization of intangible assets	14.4	8.4	13.3	—	36.1
EBITDA	$280.1	$125.1	$90.3	$(118.9)	$376.6

Total of items impacting operating income*	$5.7	$(0.5)	$0.1	$2.7	$8.0
Foreign exchange and other non-operating expense	—	—	—	0.8	0.8
Stock-based compensation	2.3	1.3	1.7	12.8	18.1
Adjusted EBITDA	$288.1	$125.9	$92.1	$(102.6)	$403.5

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
NSS – NSS adjusted EBITDA of $288.1 million in 2017 compares to $300.5 million in 2016 and $291.5 million in 2015. The decrease in adjusted EBITDA in 2017 compared to 2016 reflects a reduction in large project activity. The year-over-year increase in 2016 adjusted EBITDA was due to product and customer mix.
EES – EES adjusted EBITDA of $125.9 million in 2017 compares to $114.7 million in 2016 and $134.3 million in 2015. The increase in adjusted EBITDA in 2017 compared to 2016 was due to the favorable impacts of higher copper prices combined with ongoing growth with OEM customers and synergistic growth from sales of low voltage products to legacy Anixter customers. The year-over year decrease in 2016 adjusted EBITDA was due to the unfavorable impacts of lower copper prices combined with the overall weaker industrial environment.
UPS – UPS adjusted EBITDA of $92.1 million in 2017 compares to $79.7 million in 2016 and $27.9 million in 2015. The increase in adjusted EBITDA in 2017 compared to 2016 was due to strong operating profit leverage. The increase in adjusted EBITDA in 2016 compared to 2015 was due to the Power Solutions acquisition.

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
Net cash provided by operations was $183.8 million in 2017, which compares to $279.1 million of cash provided by operations in 2016. The decrease is primarily due to higher investment in working capital to support growth in the business. Net cash provided by operations in 2016 of $279.1 million compares to $92.5 million in 2015. The increase in net cash provided by operations in 2016 compared to 2015 reflects an improvement in working capital efficiencies.
Net cash used in investing activities was $41.1 million and $37.3 million in 2017 and 2016, respectively, and primarily related to capital expenditures. Net cash used in investing activities was $479.3 million in 2015, which included $824.7 million for the acquisition of Power Solutions and $28.6 million for capital expenditures, partially offset by $371.8 million of net cash proceeds from the sale of the Fasteners business. Capital expenditures are expected to be approximately $60 - $70 million in 2018 as we continue to invest in warehouse equipment, information system upgrades, integration of acquired businesses and new software to support our infrastructure.
Net cash used in financing activities was $136.1 million in 2017 compared to net cash used in financing activities of $273.3 million in 2016 and net cash provided by financing activities of $449.2 million in 2015. During 2017, we had net repayments on our revolving lines of credit of $40.7 million and a repayment of our Canadian term loan of $100.2 million. During 2016, we had net repayments on our revolving lines of credit of $191.4 million and a repayment of our Canadian term loan of $83.7 million. During 2015, we received net proceeds of $326.1 million from our revolving lines of credit, $345.6 million from the issuance of the Notes due 2023 and $229.1 million from the issuance of the Canadian Term Loan, partially offset by repayments of borrowings under the $200.0 million term loan, the repayment of our Senior notes due 2015, which had a maturity value of $200.0 million and repayments of borrowings under the Canadian Term Loan of $45.1 million.
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
At December 29, 2017, our primary liquidity source was the Receivables Facility in an aggregate committed amount of $600.0 million and the Inventory Facility in an aggregate committed amount of $150.0 million. At December 29, 2017, there was $159.0 million of borrowings under the Receivables Facility, and there were no borrowings under the Inventory Facility.

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

ANIXTER INTERNATIONAL INC.

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

Canadian Term Loan

On October 5, 2015, we, through our wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian dollars (equivalent to approximately $225.0 million USD) Canadian Term Loan. The Canadian Term Loan was guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan was secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries, which comprise the borrowing group.

In the fourth quarter of 2017, the Company paid off the Canadian Term Loan in full.

The Canadian Term Loan had a five-year maturity. The drawn pricing ranged from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortized 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5.

The borrowing group for the Canadian Term Loan initially was subject to a maximum leverage ratio of 4.25x and a minimum fixed charge coverage ratio of 3.0x.

The Canadian Term Loan provided for customary representations and warranties and customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the facility, covenant defaults, cross-defaults to other agreements evidencing material indebtedness, certain judgments and events of bankruptcy.
Our debt-to-capital ratio decreased from 51.6% at December 30, 2016 to 46.1% at December 29, 2017. Our continued focus on improving our cost structure and working capital efficiency enabled us to return to our targeted range of 45-50% during 2017, after being above that range due to acquisitions.

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
Contractual Cash Obligations and Commitments
At the end of fiscal 2017, we have various contractual cash obligations and commitments and the following table represents the associated payments due by period. The amounts due by period will not necessarily correlate to amounts reflected as short-term and long-term liabilities on our Consolidated Balance Sheets at the end of any given period. This is due to the difference in the recognition of liabilities of non-cancellable obligations for accounting purposes at the end of a given period as well giving consideration to our intent and ability to settle such contractual commitments that might be considered short term.

(In millions)	Payments due by period
	2018	2019	2020	2021	2022	Beyond 2022	Total
Debt [a]	$1.7	$348.6	$159.0	$396.5	$—	$346.8	$1,252.6
Contractual Interest [b]	67.2	53.5	45.2	34.6	19.3	3.2	223.0
Purchase Obligations [c]	496.4	4.7	26.2	0.7	0.1	—	528.1
Operating Leases	67.2	51.6	40.8	33.4	24.6	62.4	280.0
Deferred Compensation Liability [d]	3.8	3.4	3.6	3.4	2.9	27.8	44.9
Pension Plans [e]	8.8	—	—	—	—	—	8.8
Total Obligations	$645.1	$461.8	$274.8	$468.6	$46.9	$440.2	$2,337.4
Liabilities related to unrecognized tax benefits of $3.2 million were excluded from the table above, as we cannot reasonably estimate the timing of cash settlements with taxing authorities. Various of our foreign subsidiaries had aggregate cumulative net operating loss ("NOL") carryforwards for foreign income tax purposes of approximately $99.7 million at December 29, 2017, which are subject to various provisions of each respective country. Approximately $79.4 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2018 and 2029. See Note 8. "Income Taxes" in the Notes to the Consolidated Financial Statements for further information related to unrecognized tax benefits.

(a)
The Notes due 2019, the Notes due 2021 and the Notes due 2023 require payments upon retirement of $350.0 million in 2019, $400.0 million in 2021 and $350.0 million in 2023, respectively. The $159.0 million outstanding on our revolving lines of credit requires payment in 2020.

(b)	Interest payments on debt outstanding at December 29, 2017 through maturity. For variable rate debt, we computed contractual interest payments based on the borrowing rate at December 29, 2017.

(c)
Purchase obligations primarily consist of purchase orders for products sourced from unaffiliated third party suppliers, in addition to commitments related to various capital expenditures. Many of these obligations may be canceled with limited or no financial penalties.

(d)
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 29, 2017, the deferred compensation liability was $44.9 million. In an effort to ensure that adequate resources are available to fund the deferred compensation liability, we have purchased variable, separate account life insurance policies on the plan participants with benefits accruing to us. At December 29, 2017, the cash surrender value of these company-owned life insurance policies was $38.3 million.

(e)
The majority of our various pension plans are non-contributory and cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. At December 29, 2017 the current portion of our net pension liability of $43.5 million was $0.8 million. We currently estimate that we will contribute $8.8 million to our foreign and domestic pension plans in 2018, which includes $0.8 million of benefit payments directly to participants of our two domestic unfunded non-qualified pension plans. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2018.

ANIXTER INTERNATIONAL INC.

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
Allowance for Doubtful Accounts
At December 29, 2017 and December 30, 2016, we reported net accounts receivable of $1,434.2 million and $1,353.2 million, respectively. We carry our accounts receivable at their face amounts less an allowance for doubtful accounts which was $43.8 million and $43.6 million at the end of 2017 and 2016, respectively. On a regular basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. Each quarter we segregate the doubtful receivable balances into the following major categories and determine the bad debt reserve required as outlined below:

•	Customers that are no longer paying their balances are reserved based on the historical write-off percentages;

•
Risk accounts are individually reviewed and the reserve is based on the probability of potential default. We continually monitor payment patterns of customers, investigate past due accounts to assess the likelihood of collection, and monitor industry and economic trends to estimate required allowances; and

•	The outstanding balance for customers who have declared bankruptcy is reserved at the outstanding balance less the estimated net realizable value.
If circumstances related to the above factors change, our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount.
Inventory Obsolescence
At December 29, 2017 and December 30, 2016, we reported inventory of $1,238.7 million and $1,178.3 million, respectively (net of inventory reserves of $49.5 million and $48.3 million, respectively). Each quarter we review for excess inventories and make an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

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
The measurement date for all of our plans is December 31st. Accordingly, at the end of each fiscal year, we determine the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2017, 2016 and 2015, we reviewed rates of return on relevant market indices and concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.
In the fourth quarter of 2017, we transferred the benefits of certain retirees or beneficiaries to a third-party annuity provider. We paid $11.3 million of additional contributions into the plan using excess cash from operations to fund the contributions. The plan purchased an $11.3 million annuity contract with a third-party insurance carrier and transferred the related pension obligations to the carrier. The funding of the premiums did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2017.
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
In the fourth quarter of 2015, we commenced settlement of the liabilities of one of our Europe pension plans. At that time, we entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, we terminated the buy-in policy, and entered into an agreement for issuance of a buy-out policy and settled the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the settlement, and are reflected in our Consolidated Statement of Comprehensive Income.
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
All non-union domestic employees hired or rehired before July 1, 2015, earn a benefit under a personal retirement account (hypothetical account balance). Each year, a participant’s account receives a credit equal to 2.0% of the participant’s salary (2.5% if the participant’s years of service at August 1 of the plan year are 5 years or more). Active participants become fully vested in their hypothetical personal retirement account after 3 years of service. Interest earned on the credited amount is not credited to the personal retirement account but is contributed to the participant’s account in the Anixter Inc. Employee Savings Plan. The interest contribution equals the interest earned on the personal retirement account balance as of January 1st in the Domestic Plan, and is based on the 10 year Treasury note rate as of the last business day of December.

ANIXTER INTERNATIONAL INC.

In 2016 and 2017, the Society of Actuaries released new mortality improvement projection scales. As a result, the Company updated U.S. mortality improvement assumptions in 2016 and 2017 for purposes of determining its mortality assumption used in the U.S. defined benefit plans' liability calculation. The updated U.S. mortality assumptions resulted in a decrease of $1.6 million and $0.8 million to the benefit obligation as of the end of 2017 and 2016, respectively, prior to reflecting the discount rate change. In 2017, the U.S. assumptions were also updated to reflect the results of an experience study performed during 2017. The net impact of updating these assumptions was a decrease in the obligation of $0.1 million prior to reflecting the discount and mortality change.
We recognized net periodic cost of $10.4 million in 2017, $20.8 million in 2016 and $11.1 million in 2015. The decrease in pension cost in 2017 compared to 2016 was primarily due to the $9.6 million settlement charge recorded in 2016.
A significant element in determining our net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2017, we had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.59%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2017. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced actual gains of approximately 13.3% and 11.9% in 2017 and 2016, respectively. The fair value of plan assets is $489.9 million at the end of fiscal 2017, compared to $412.7 million at the end of fiscal 2016. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
At December 29, 2017 and December 30, 2016, we determined the consolidated weighted-average discount rate of all plans to be 3.26% and 3.73%, respectively, and used these rates to measure the pension benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to actuarial losses and foreign currency exchange rate changes, the PBO increased to $533.4 million at the end of fiscal 2017 from $481.8 million at the end of fiscal 2016. Our consolidated net unfunded status was $43.5 million at the end of fiscal 2017 compared to $69.1 million at the end of 2016.
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
Due to its long duration, the pension liability is very sensitive to changes in the discount rate. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the 2018 pension expense of approximately $4.3 million and an increase in the projected benefit obligations at December 29, 2017 of $51.2 million. A 50-basis-point decline in the assumed rate of return on assets would result in an increase in the 2018 expense of approximately $2.4 million.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment annually in the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We assess goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, we perform the two-step impairment test. From time to time, we may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In connection with our annual assessment of goodwill at the beginning of the third quarter of 2017, we bypassed the qualitative assessment and performed a quantitative test for all reporting units and utilized a combination of the income and market approaches to estimate the fair value of each reporting unit, both of which are broadly defined below. As a result of this assessment, we concluded that no impairment existed and the carrying amount of goodwill to be fully recoverable.

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
The estimated fair values of our NSS and UPS reporting units substantially exceeded their respective carrying values at July 1, 2017, the date of our annual assessment. Our EES reporting unit with goodwill of $181.7 million had a fair value that was less than 10% over its carrying value at July 1, 2017. While the EES reporting unit's margin of fair value over carrying value continues to be less than 10%, the margin improved approximately 225 basis points from prior year. The EES reporting unit is more susceptible to impairment risk from adverse macroeconomic conditions. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the EES reporting unit.
In performing our quantitative assessment for this reporting unit, under the income approach, we used revenue growth rates of 3.6% to 5.2%, a terminal growth rate of 3.0% and a discount rate of 9.5%. Management believes that the terminal growth rate is supported by our historical growth rate, near-term projections and long-term expected market growth.
A possible indicator of goodwill impairment is the relationship of a company’s market capitalization to its book value. During the third quarter, our market capitalization exceeded our book value and there were no impairment losses identified as a result of our annual test. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of future results.
Other than goodwill, our only indefinite-lived intangible assets are trade names. In 2017, we recorded an impairment charge of $5.7 million related to certain indefinite-lived trade names in our NSS reporting unit. This impairment charge is included in "Operating expenses" on our Consolidated Statement of Income. The impairment charge was recorded as we no longer plan to use certain trade names on certain products. All remaining indefinite-lived trade names are expected to be used on existing products for the foreseeable future.
Our long-lived assets consist of definite-lived intangible assets which are primarily related to customer relationships, as well as property and equipment which consists of office furniture and equipment, buildings, computer software and hardware, warehouse equipment and leasehold improvements. We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If impairment indicators are present, we assess whether the future estimated undiscounted cash flows attributable to the assets in question are greater than their carrying amounts. If these future estimated cash flows are less than carrying value, we then measure an impairment loss for the amount that carrying value exceeds fair value of the assets.
Deferred Tax Assets
At December 29, 2017 and December 30, 2016, our valuation allowance for deferred tax assets was $79.9 million and $20.7 million, respectively. The increase in our valuation allowance is primarily due to foreign tax credit carryforwards resulting from our provisional transition tax estimate. We maintain valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Assessments are made at each balance sheet date to determine how much of each deferred tax asset is realizable. These estimates are subject to change in the future, particularly if earnings of a particular subsidiary are significantly higher or lower than expected, or if management takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

ANIXTER INTERNATIONAL INC.

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
As of December 29, 2017, the aggregate amount of global uncertain unrecognized tax benefits and related interest and penalties recorded was approximately $6.0 million, of which $3.2 million was acquired in connection with the Power Solutions acquisition and is fully indemnified by the seller and offset by an indemnification asset recorded on the balance sheet. The uncertain tax positions cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
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
Several of our subsidiaries conduct business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign exchange transaction gain or loss that is included in "Other, net" in our Consolidated Statements of Income.
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported income. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 29, 2017 and December 30, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $246.3 million and $114.8 million, respectively. All of our foreign currency forward contracts are subject to master netting arrangements with our counterparties. As a result, at December 29, 2017 and December 30, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $125.7 million and $90.9 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in us recording a $33.4 million and $15.7 million loss in fiscal 2017 and 2016, respectively. However, as these forward contracts are intended to be perfectly effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary accounts being hedged.
Venezuela Foreign Exchange
Our functional currency for financial reporting purposes in Venezuela is the USD. In prior years, inventory is sourced from vendors in the U.S. (including Anixter Inc., the parent company of the Venezuelan subsidiary) and paid for in USD, while sales to customers are invoiced and collected in the local bolivar currency. Local government restrictions have made it increasingly difficult to transfer cash out of Venezuela. To prevent having further cash trapped in Venezuela and reduce our exposure to the bolivar, we now export to customers located in Venezuela. These export sales are invoiced and payable to us in USD.

ANIXTER INTERNATIONAL INC.

In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the SIMADI a "completely free floating" rate. As a result, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD in the year ended January 1, 2016. Due to this devaluation, we recorded a foreign exchange loss of $0.7 million for the year ended January 1, 2016. During 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 673.0 bolivars to one USD. During 2017, the Venezuelan bolivar was devalued from approximately 673.0 bolivars to one USD to approximately 3,345.0 bolivars to one USD, which we believe will be the rate available to us in the event we repatriate cash from Venezuela. The 2016 and 2017 devaluations did not have a material impact on our Consolidated Financial Statements as we had minimal exposure remaining in Venezuela.
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
Fair Market Value of Debt Instruments
The fair value of our debt instruments is measured using observable market information which is considered Level 2 in the fair value hierarchy.
The carrying value of our fixed-rate debt (specifically, Notes due 2023, Notes due 2021, and Notes due 2019) was $1,092.0 million and $1,089.7 million at December 29, 2017 and December 30, 2016, respectively. The fair value of the fixed-rate debt instruments was $1,317.8 million and $1,435.6 million at December 29, 2017 and December 30, 2016, respectively. Our Notes due 2023, Notes due 2021 and Notes due 2019 bear interest at fixed rates of 5.50%, 5.125% and 5.625%, respectively. Therefore, changes in interest rates do not affect interest expense incurred on the fixed-rate debt but interest rates do affect the fair value. If interest rates were to increase by 10.0%, the fair market value of the fixed-rate debt would decrease by 1.1% and 1.6% at December 29, 2017 and December 30, 2016, respectively. If interest rates were to decrease by 10.0%, the fair market value of the fixed-rate debt would increase by 1.1% and 1.7% at December 29, 2017 and December 30, 2016, respectively.
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

FORWARD-LOOKING INFORMATION
The Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "intend," "anticipate," "contemplate," "estimate," "plan," "project," "should," "may," "will," or the negative thereof or other variations thereon or comparable terminology indicating our expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in this report under Item 1A. "Risk Factors." The information contained in this financial review should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, on pages 36 to 78 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Anixter International Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Anixter International Inc. (the Company) as of December 29, 2017 and December 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1980.
Chicago, Illinois
February 22, 2018

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
(In millions, except per share amounts)
Net sales	$7,927.4	$7,622.8	$6,190.5
Cost of goods sold	6,356.4	6,074.8	4,850.0
Gross profit	1,571.0	1,548.0	1,340.5
Operating expenses	1,257.9	1,262.7	1,072.7
Operating income	313.1	285.3	267.8
Other expense:
Interest expense	(74.7)	(78.7)	(63.8)
Other, net	(0.8)	(9.1)	(21.1)
Income from continuing operations before income taxes	237.6	197.5	182.9
Income tax expense from continuing operations	128.6	76.4	86.0
Net income from continuing operations	109.0	121.1	96.9
(Loss) income from discontinued operations before income taxes	—	(0.1)	11.9
(Loss) gain on sale of business	—	(0.7)	41.0
Income tax (benefit) expense from discontinued operations	—	(0.2)	22.2
Net (loss) income from discontinued operations	—	(0.6)	30.7
Net income	$109.0	$120.5	$127.6
Income (loss) per share:
Basic:
Continuing operations	$3.24	$3.63	$2.92
Discontinued operations	—	(0.02)	0.92
Net income	$3.24	$3.61	$3.84
Diluted:
Continuing operations	$3.21	$3.61	$2.90
Discontinued operations	—	(0.02)	0.91
Net income	$3.21	$3.59	$3.81
Basic weighted-average common shares outstanding	33.6	33.4	33.2
Effect of dilutive securities:
Stock options and units	0.4	0.2	0.2
Diluted weighted-average common shares outstanding	34.0	33.6	33.4

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
(In millions)
Net income	$109.0	$120.5	$127.6
Other comprehensive income (loss):
Foreign currency translation	30.7	(11.9)	(82.9)
Changes in unrealized pension cost, net of tax	9.9	(8.5)	(9.5)
Changes in fair market value of derivatives, net of tax	—	—	(0.1)
Other comprehensive income (loss)	40.6	(20.4)	(92.5)
Comprehensive income	$149.6	$100.1	$35.1

See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2017	December 30, 2016
(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$116.0	$115.1
Accounts receivable, net	1,434.2	1,353.2
Inventories	1,238.7	1,178.3
Other current assets	44.9	41.9
Total current assets	2,833.8	2,688.5
Property and equipment, at cost	376.9	343.4
Accumulated depreciation	(222.6)	(203.1)
Property and equipment, net	154.3	140.3
Goodwill	778.1	764.6
Intangible assets, net	378.8	415.4
Other assets	107.2	84.8
Total assets	$4,252.2	$4,093.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,081.6	$1,006.0
Accrued expenses	269.2	257.9
Total current liabilities	1,350.8	1,263.9
Long-term debt	1,247.9	1,378.8
Other liabilities	194.5	158.7
Total liabilities	2,793.2	2,801.4
Stockholders’ equity:
Common stock - $1.00 par value, 100,000,000 shares authorized, 33,657,466 and 33,437,882 shares issued and outstanding at December 29, 2017 and December 30, 2016, respectively	33.7	33.4
Capital surplus	278.7	261.8
Retained earnings	1,356.9	1,247.9
Accumulated other comprehensive loss:
Foreign currency translation	(123.2)	(153.9)
Unrecognized pension liability, net	(87.1)	(97.0)
Total accumulated other comprehensive loss	(210.3)	(250.9)
Total stockholders’ equity	1,459.0	1,292.2
Total liabilities and stockholders’ equity	$4,252.2	$4,093.6
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
(In millions)
Operating activities:
Net income	$109.0	$120.5	$127.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax expense of $17.3 in 2015	—	—	(40.0)
Depreciation	28.2	27.9	23.8
Amortization of intangible assets	36.1	37.6	25.4
Stock-based compensation	18.1	16.5	14.5
Deferred income taxes	13.6	0.7	5.9
Accretion of debt discount	2.3	2.2	1.8
Amortization of deferred financing costs	2.2	2.4	2.0
Pension plan contributions	(27.4)	(29.0)	(37.7)
Pension plan expenses	10.5	20.8	11.4
Impairment of intangible assets	5.7	—	—
Impact of tax legislation	35.6	—	—
Loss on extinguishments of debt	—	—	0.9
Changes in current assets and liabilities, net
Accounts receivable	(54.2)	(32.6)	(5.9)
Inventories	(39.8)	(5.8)	(54.0)
Accounts payable	58.5	102.4	(15.3)
Other current assets and liabilities, net	(10.0)	21.8	31.1
Other, net	(4.6)	(6.3)	1.0
Net cash provided by operating activities	183.8	279.1	92.5
Investing activities:
Acquisitions of businesses, net of cash acquired	—	(4.7)	(822.5)
Proceeds from sale of business	—	—	371.8
Capital expenditures, net	(41.1)	(32.6)	(28.6)
Net cash used in investing activities	(41.1)	(37.3)	(479.3)
Financing activities:
Proceeds from borrowings	1,843.3	1,136.5	1,442.6
Repayments of borrowings	(1,884.0)	(1,327.9)	(1,116.5)
Proceeds from issuance of Notes due 2023	—	—	345.6
Proceeds from issuance of Canadian Term Loan	—	—	229.1
Repayments of Canadian term loan	(100.2)	(83.7)	(45.1)
Retirement of Notes due 2015	—	—	(200.0)
Repayment of term loan	—	—	(198.8)
Deferred financing costs	—	—	(6.7)
Proceeds from stock options exercised	5.0	2.4	—
Other, net	(0.2)	(0.6)	(1.0)
Net cash (used in) provided by financing activities	(136.1)	(273.3)	449.2
Increase (decrease) in cash and cash equivalents	6.6	(31.5)	62.4
Effect of exchange rate changes on cash balances	(5.7)	(4.7)	(3.1)
Cash and cash equivalents at beginning of period	115.1	151.3	92.0
Cash and cash equivalents at end of period	$116.0	$115.1	$151.3
Cash paid for interest	70.6	75.7	56.1
Cash paid for taxes	76.4	63.4	103.5
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
(In millions)
Balance at January 2, 2015	33.1	$33.1	$238.2	$999.7	$(138.0)	$1,133.0
Net income	—	—	—	127.6	—	127.6
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(82.9)	(82.9)
Changes in unrealized pension cost, net of tax of $2.3	—	—	—	—	(9.5)	(9.5)
Changes in fair market value of derivatives	—	—	—	—	(0.1)	(0.1)
Dividend forfeited on common stock	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	14.8	—	—	14.8
Issuance of common stock and related tax benefits	0.2	0.2	(3.8)	—	—	(3.6)
Balance at January 1, 2016	33.3	$33.3	$249.2	$1,127.4	$(230.5)	$1,179.4
Net income	—	—	—	120.5	—	120.5
Other comprehensive loss:
Foreign currency translation	—	—	—	—	(11.9)	(11.9)
Changes in unrealized pension cost, net of tax of $2.1	—	—	—	—	(8.5)	(8.5)
Stock-based compensation	—	—	16.5	—	—	16.5
Issuance of common stock and related tax benefits	0.1	0.1	(3.9)	—	—	(3.8)
Balance at December 30, 2016	33.4	$33.4	$261.8	$1,247.9	$(250.9)	$1,292.2
Net income	—	—	—	109.0	—	109.0
Other comprehensive income:
Foreign currency translation	—	—	—	—	30.7	30.7
Changes in unrealized pension cost, net of tax benefit of $10.4	—	—	—	—	9.9	9.9
Stock-based compensation	—	—	18.1	—	—	18.1
Issuance of common stock	0.3	0.3	(1.2)	—	—	(0.9)
Balance at December 29, 2017	33.7	$33.7	$278.7	$1,356.9	$(210.3)	$1,459.0
See accompanying notes to the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Anixter International Inc. and its subsidiaries (collectively referred to as "Anixter" or the "Company"), formerly known as Itel Corporation, which was incorporated in Delaware in 1967, is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions through Anixter Inc. and its subsidiaries.
Basis of presentation: The Consolidated Financial Statements include the accounts of Anixter International Inc. and its subsidiaries. The Company's fiscal year ends on the Friday nearest December 31 and includes 52 weeks in 2017, 2016 and 2015. Certain prior period amounts have been reclassified to conform to the current year presentation.
In 2015, Anixter sold the OEM Supply - Fasteners ("Fasteners") business, as described in Note 2. "Discontinued Operations". The assets and liabilities and operating results of the Fasteners business are presented as "discontinued operations" in the Company's Consolidated Financial Statements, and all prior periods have been revised to reflect this classification.
In the fourth quarter of 2015, in connection with the acquisition of the Power Solutions business from HD Supply, Inc., Anixter renamed its legacy Enterprise Cabling and Security Solutions segment to Network & Security Solutions ("NSS"). The low voltage business of Power Solutions was combined into the historical Electrical and Electronic Wire and Cable ("W&C") segment to form the Electrical & Electronic Solutions ("EES") segment. The high voltage business of Power Solutions formed the Utility Power Solutions ("UPS") segment.
Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Anixter's significant estimates include allowance for doubtful accounts, inventory obsolescence, pension obligations, goodwill and indefinite-lived intangible assets, deferred tax assets and uncertain tax positions.
Cash and cash equivalents: Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value.
Receivables and allowance for doubtful accounts: The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts, which was $43.8 million and $43.6 million at the end of 2017 and 2016, respectively. On a regular basis, Anixter evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, as well as credit conditions and history of write-offs and collections. The provision for doubtful accounts was $10.0 million, $20.1 million and $25.8 million in 2017, 2016 and 2015, respectively. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off and deducted from the allowance account when the receivables are deemed uncollectible.
Inventories: Inventories, consisting primarily of purchased finished goods, are stated at the lower of cost or market. Cost is determined using the average-cost method. The Company has agreements with some vendors that provide a right to return products. This right is typically limited to a small percentage of total purchases from that vendor. Such rights provide that Anixter can return slow-moving product and the vendor will replace it with faster-moving product chosen by the Company. Some vendor agreements contain price protection provisions that require the manufacturer to issue a credit in an amount sufficient to reduce Anixter's current inventory carrying cost down to the manufacturer’s current price. The Company considers these agreements in determining the reserve for obsolescence.
At December 29, 2017 and December 30, 2016, the Company reported inventory of $1,238.7 million and $1,178.3 million, respectively (net of inventory reserves of $49.5 million and $48.3 million, respectively). Each quarter the Company reviews for excess inventories and makes an assessment of the net realizable value. There are many factors that management considers in determining whether or not the amount by which a reserve should be established. These factors include the following:

•	Return or rotation privileges with vendors

•	Price protection from vendors

•	Expected future usage

•	Whether or not a customer is obligated by contract to purchase the inventory

•	Current market pricing

•	Historical consumption experience

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Risk of obsolescence
If circumstances related to the above factors change, there could be a material impact on the net realizable value of the inventories.
Property and equipment: At December 29, 2017, net property and equipment consisted of $115.5 million of equipment and computer software, $36.6 million of buildings and leasehold improvements and $2.2 million of land. At December 30, 2016, net property and equipment consisted of $101.9 million of equipment and computer software, $36.0 million of buildings and leasehold improvements and $2.4 million of land. Equipment and computer software are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 3 to 20 years. Buildings are recorded at cost and depreciated by applying the straight-line method over their estimated useful lives, which range from 7 to 40 years. Leasehold improvements are depreciated over their useful life or over the term of the related lease, whichever is shorter. Upon sale or retirement, the cost and related depreciation are removed from the respective accounts and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Depreciation expense charged to continuing operations, including an immaterial amount of capital lease depreciation, was $28.2 million, $27.9 million and $22.2 million in 2017, 2016 and 2015, respectively.
The Company evaluates the recoverability of the carrying amount of our property and equipment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. In order to measure an impairment loss of property and equipment, the Company estimates the fair value by using an orderly liquidation valuation. An orderly liquidation value is the amount that could be realized from a liquidation sale, given a reasonable period of time to find a purchaser (or purchasers), with the seller being compelled to sell the asset in the existing condition where it is located, as of a specific date, assuming the highest and best use of the asset by market participants. The valuation method also considers that it is physically possible, legally permissible and financially feasible to use the asset at the measurement date. The inputs used for the valuation include significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy, based on assumptions that market participants would use. A second step of the analysis is performed by comparing the orderly liquidation value to the carrying amount of that asset. The orderly liquidation values are applied against the original cost of the assets and the impairment loss measured as the difference between the liquidation value of the assets and the net book value of the assets.
Costs for software developed for internal use are capitalized when the preliminary project stage is complete and Anixter has committed funding for projects that are likely to be completed. Costs that are incurred during the preliminary project stage are expensed as incurred. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of their time spent directly on the project) and interest costs incurred when developing computer software for internal use are capitalized. At December 29, 2017 and December 30, 2016, capitalized costs, net of accumulated amortization, for software developed for internal use were approximately $61.6 million and $57.7 million, respectively. Amortization expense charged to continuing operations for capitalized costs was $5.5 million, $3.7 million and $2.8 million in 2017, 2016 and 2015, respectively. Interest expense incurred in connection with the development of internal use software is capitalized based on the amounts of accumulated expenditures and the weighted-average cost of borrowings for the period. Interest costs capitalized for fiscal 2017, 2016 and 2015 were $0.3 million, $0.7 million and $1.2 million, respectively.
Goodwill: The Company evaluates goodwill for impairment annually at the beginning of the third quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company assesses goodwill for impairment by first performing a qualitative assessment, which considers specific factors, based on the weight of evidence, and the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, Anixter performs the two-step impairment test. From time to time, the Company may also bypass the qualitative assessment and proceed directly to the two-step impairment test. The first step of the impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimates of fair value of a reporting unit are determined using the income approach and the market approach as described below. If step one of the test indicates a carrying value above the estimated fair value, the second step of the goodwill impairment test is performed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied residual value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the reclassification of net sales of various product categories between segments during the first half of 2016, Anixter reassigned the carrying amount of goodwill based on the relative fair value of its reporting units. The Company then performed the quantitative two-step impairment test of goodwill for all reporting units before and after the change in composition of its segments utilizing a combination of the income and market approaches, both of which are broadly defined below. The Company concluded that no impairment of goodwill existed and the carrying amount of goodwill to be fully recoverable.
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
The market approach measures the fair value of a reporting unit through the analysis of recent sales, offerings, and financial multiples (earnings before interest, tax, depreciation and amortization ("EBITDA")) of comparable businesses. Consideration is given to the financial conditions and operating performance of the reporting unit being valued relative to those publicly-traded companies operating in the same or similar lines of business.
Although all of the Company's reporting units had fair values that exceeded the underlying carrying values at July 1, 2017, the date of the annual assessment, the margin of fair value over carrying value of the NSS and UPS reporting units were greater than 10%, while the fair value of the EES reporting unit was less than 10% over its carrying value due to the effects of the recovering industrial economy. While the EES reporting unit's margin of fair value over carrying value continues to be less than 10%, the margin improved approximately 225 basis points from prior year. The EES reporting unit is more susceptible to impairment risk from adverse macroeconomic conditions. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the EES reporting unit.
Intangible assets: As of December 29, 2017 and December 30, 2016, the Company's intangible asset balances are as follows:

		December 29, 2017		December 30, 2016
(In millions)	Average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	6-20	$464.5	$(113.2)	$458.5	$(80.1)
Exclusive supplier agreement	21	22.5	(3.5)	22.1	(2.4)
Trade names	3-10	12.8	(10.2)	12.6	(7.5)
Trade names	Indefinite	4.9	—	10.6	—
Non-compete agreements	1-5	6.3	(5.3)	6.2	(4.6)
Total		$511.0	$(132.2)	$510.0	$(94.6)
Anixter continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. For definite-lived intangible assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Trade names that have been identified to have indefinite lives are not being amortized based on the expectation that the trade name products will generate future cash flows for the foreseeable future. In 2017, the Company recorded an impairment charge of $5.7 million related to certain indefinite-lived trade names in its NSS reporting unit. This impairment charge is included in "Operating expenses" in the Consolidated Statement of Income. The impairment charge was recorded as Anixter no longer plans to use certain trade names on certain products. All remaining indefinite-lived trade names are expected to be used on existing products for the foreseeable future.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's definite-lived intangible assets are primarily related to customer relationships. In order to measure an impairment loss of customer relationships, Anixter estimates the fair value by using an excess earnings model, a form of the income approach. The analysis requires making various judgmental assumptions, including assumptions about future cash flows based on projected growth rates of revenue and expense, expectations of rates of customer attrition and working capital needs. The assumptions about future cash flows and growth rates are based on management’s forecast of the asset group. The key inputs utilized in determining the fair value of customer relationships include significant unobservable inputs, or Level 3 inputs, as described in the accounting fair value hierarchy. Inputs included discount rates derived from an estimated weighted-average cost of capital, which reflected the overall level of inherent risk of the asset group and the rate of return a market participant would expect to earn, as well as customer attrition rates.
Intangible amortization expense is expected to average $30.9 million per year for the next five years, of which $16.4 million relates to intangible assets recorded for the Power Solutions acquisition. See Note 3. "Business Combinations" for further details. The Company's definite lived intangible assets are amortized over a straight line basis as it approximates the customer attrition patterns and best estimates the use pattern of the assets.
Other, net: The following represents the components of "Other, net" as reflected in the Consolidated Statements of Income:

	Twelve Months Ended
(In millions)	December 29, 2017	December 30, 2016	January 1, 2016
Other, net:
Foreign exchange	$(3.4)	$(10.8)	$(14.9)
Foreign exchange devaluations	—	—	(3.6)
Cash surrender value of life insurance policies	2.4	1.2	(0.8)
Other	0.2	0.5	(1.8)
Total other, net	$(0.8)	$(9.1)	$(21.1)
In the fourth quarter of 2015, the Argentine peso was devalued by approximately 40% against the U.S. dollar ("USD") due to the loosening of currency controls. In the first quarter of 2015, the Venezuelan government changed its policy regarding the bolivar, which required us to use the Sistema Marginal de Divisas or Marginal Exchange System ("SIMADI") a "completely free floating" rate. As a result, the Venezuelan bolivar was devalued from approximately 52.0 bolivars to one USD to approximately 200.0 bolivars to one USD in the year ended January 1, 2016. Due to these devaluations, the Company recorded a foreign exchange loss of $3.6 million for the year ended January 1, 2016. During 2016, the Venezuelan bolivar was devalued from approximately 200.0 bolivars to one USD to approximately 673.0 bolivars to one USD. During 2017, the Venezuelan bolivar was devalued from approximately 673.0 bolivars to one USD to approximately 3,345.0 bolivars to one USD, which is expected to be the rate available in the event Anixter repatriates cash from Venezuela. The 2016 and 2017 devaluations did not have a material impact on the Consolidated Financial Statements as Anixter had minimal exposure remaining in Venezuela.
Due to fluctuations in the USD against certain foreign currencies, primarily in Europe, Canada and Latin America, the Company recorded additional foreign exchange losses of $3.4 million, $10.8 million and $14.9 million in 2017, 2016 and 2015, respectively.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing the foreign currency forward contracts versus the movement of the currencies as well as the fluctuations in the account balances throughout each reporting period. The fair value of the foreign currency forward contracts is based on the difference between the contract rate and the current exchange rate. The fair value of the foreign currency forward contracts is measured using observable market information. These inputs would be considered Level 2 in the fair value hierarchy. At December 29, 2017 and December 30, 2016, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in "Other, net" in the Consolidated Statements of Income offsetting the transaction gain/loss recorded on the foreign currency-denominated accounts. At December 29, 2017 and December 30, 2016, the gross notional amount of the foreign currency forward contracts outstanding was approximately $246.3 million and $114.8 million, respectively. At December 29, 2017 and December 30, 2016, the net notional amount of the foreign currency forward contracts outstanding was approximately $125.7 million and $90.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to derivative instruments are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of derivative assets and liabilities are immaterial.
The combined effect of changes in both the equity and bond markets resulted in changes in the cash surrender value of the Company's company owned life insurance policies associated with the sponsored deferred compensation program.
Fair value measurement: Assets and liabilities measured at fair value on a recurring basis consist of foreign currency forward contracts and the assets of Anixter's defined benefit plans. The fair value of the foreign currency forward contracts is discussed above in the section titled "Other, net." The fair value of the assets of Anixter's defined benefit plans is discussed in Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits". Fair value disclosures of debt are discussed in Note 6. "Debt".
The Company measure the fair values of goodwill, intangible assets and property and equipment on a nonrecurring basis if required by impairment tests applicable to these assets. The fair value measurements of goodwill, intangible assets and property and equipment are discussed above.
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
Revenue recognition: Sales to customers and related cost of sales are recognized upon transfer of title and risk of loss when there is persuasive evidence of an arrangement, when the price is fixed and determinable and when collectability is reasonably assured, which generally occurs on shipment of the products, upon delivery at the customer's designated location, or when services have been rendered.
Revenue is recorded net of customer discounts, rebates and similar charges. The Company also establishes a reserve for expected returns and credits that will be provided to customers based on an analysis of historical experience, which was $35.9 million and $34.9 million at December 29, 2017 and December 30, 2016, respectively.
In instances where goods are not in stock and delivery times are critical, product is purchased from the manufacturer and drop-shipped to the customer. Anixter generally takes title to the goods when shipped by the manufacturer and then bills the customer for the product upon transfer of the title and risk of loss to the customer.
Sales taxes: Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis in the Consolidated Statements of Income.

Advertising and sales promotion: Advertising and sales promotion costs are expensed as incurred. Advertising and promotion costs included in operating expenses on the Consolidated Statements of Income were $10.6 million, $12.4 million and $13.2 million in 2017, 2016 and 2015, respectively. The majority of the advertising and sales promotion costs are recouped through various cooperative advertising programs with vendors.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and handling fees and costs: Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight are included in "Operating expenses" on the Consolidated Statements of Income, which were $119.1 million, $113.9 million and $102.7 million in 2017, 2016 and 2015, respectively.
Stock-based compensation: The Company measures the cost of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method. Compensation costs are determined based on the fair value at the grant date and amortized over the respective vesting period representing the requisite service period.
Accumulated other comprehensive loss: Unrealized gains and losses are accumulated in "Accumulated other comprehensive loss" ("AOCI"). These changes are also reported in "Other comprehensive income (loss)" on the Consolidated Statements of Comprehensive Income. These include unrealized gains and losses related to the Company's defined benefit obligations, foreign currency translation and certain immaterial derivative transactions that have been designated as cash flow hedges. See Note 9. "Pension Plans, Post-Retirement Benefits and Other Benefits" for pension related amounts reclassified into net income.
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
Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based upon enacted tax laws and rates. The Company maintains valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on available evidence. Anixter recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position.

Net income per share: Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The Company had 0.4 million in 2017 and 0.2 million in 2016 and 2015, of additional shares related to stock options and stock units included in the computation of diluted earnings per share because the effect of those common stock equivalents were dilutive during these periods. Antidilutive stock options and units are excluded from the calculation of weighted-average shares for diluted earnings per share. For 2017, 2016 and 2015, the antidilutive stock options and units were immaterial.
Recently issued and adopted accounting pronouncements: In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for the Company's financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal year 2017. On a prospective basis, excess tax benefits recognized on stock-based compensation expense were reflected as a component of the provision for income taxes. As allowed by the new guidance, the Company has elected to account for forfeitures as they occur. Anixter has also elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. The result of this adoption did not have a material impact on the Consolidated Financial Statements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued accounting pronouncements not yet adopted: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle, and in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods: a full retrospective approach and a modified retrospective approach. Anixter will adopt the new revenue recognition guidance in the first quarter of fiscal year 2018 utilizing the modified retrospective method of adoption. The Company has developed a multi-phase plan to assess the impact of adoption on its material revenue streams, evaluate the new disclosure requirements, and identify and implement appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company has updated its existing accounting policies, implemented new controls and is evaluating the expanded disclosure requirements. The Company does not expect the cumulative effect adjustment, if any, to be material to the Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company anticipates adopting the new lease guidance in the first quarter of our fiscal year 2019. The Company has established an implementation team and is currently evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this standard as of the first quarter of fiscal year 2018 and will consider this guidance if a transaction should occur after this adoption date.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes step two from the goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adoption of this ASU on its methodology for evaluating goodwill for impairment subsequent to adoption of this standard.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires entities to report the service cost component in the same line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The standard is effective for Anixter's financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Upon adoption, ASU 2017-07 requires changes to the presentation of the income statement to be applied retrospectively. The Company adopted this standard effective the first quarter of fiscal year 2018. Service costs will be recognized within "Operating expenses" in the Income Statement. All other components of net benefit costs will be recorded in "Other, net" in the Company's Income Statement.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for Anixter’s financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on its Consolidated Financial Statements.
The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material impact on its Consolidated Financial Statements or disclosures.

NOTE 2. DISCONTINUED OPERATIONS

On February 9, 2015, Anixter's Board of Directors approved the disposition of the OEM Supply - Fasteners ("Fasteners") business. On February 11, 2015, through its wholly-owned subsidiary Anixter Inc., Anixter entered into a definitive asset purchase agreement with American Industrial Partners ("AIP") to sell the Fasteners business for $380.0 million in cash, subject to certain post-closing adjustments. The Company closed the sale of the Fasteners business to AIP, excluding certain foreign locations which were subsequently sold, on June 1, 2015 and settled all net working capital adjustments relating to these entities in the fourth quarter of 2015. Anixter received cash of $371.8 million on the sale of the Fasteners business. Including transaction related costs of $16.4 million, the sale resulted in a pre-tax gain of $40.3 million ($23.3 million, net of tax).

The assets and liabilities and operating results of the Fasteners business are presented as "Discontinued operations" in Anixter's Consolidated Financial Statements. Current assets of discontinued operations are presented within "Other current assets" in the Consolidated Balance Sheets. Current and long-term liabilities of discontinued operations are presented within "Accrued expenses" and "Other liabilities," respectively, in the Consolidated Balance Sheets. The components of the results from discontinued operations reflected in Anixter's Consolidated Statements of Cash Flows were immaterial.

Interest costs were allocated to discontinued operations as a result of the sale of the Fasteners business. There were no allocated interest costs in the years ended December 29, 2017 and December 30, 2016. The allocated interest costs were $1.1 million in the twelve months ended January 1, 2016. This represents the amount of interest costs not directly attributable to Anixter's other operations that would not have been incurred if the Company had the proceeds from the sale of the Fasteners business at the beginning of the period.

In connection with the disposition of the Fasteners business, the Company recognized a pension curtailment gain of $5.1 million and special termination benefit costs of $0.3 million in 2015.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the components of the results from discontinued operations as reflected in the Company's Consolidated Statements of Income:

	Twelve Months Ended
(In millions)	December 30, 2016	January 1, 2016
Net sales	$1.7	$405.9
Operating (loss) income	$(0.2)	$14.2
(Loss) income from discontinued operations before income taxes	$(0.1)	$11.9
(Loss) gain on sale of discontinued operations	$(0.7)	$41.0
Income tax (benefit) expense from discontinued operations	$(0.2)	$22.2
Net (loss) income from discontinued operations	$(0.6)	$30.7

As reflected on the Company's Consolidated Balance Sheets as of December 30, 2016, the components of assets and liabilities of the Fasteners businesses classified as "discontinued operations" are as follows:

(In millions)	December 30, 2016
Assets of discontinued operations:
Accounts receivable	$0.1
Other current assets	0.1
Total assets of discontinued operations	$0.2

Liabilities of discontinued operations:
Accounts payable	$0.2
Accrued expenses	2.2
Total liabilities of discontinued operations	$2.4

NOTE 3. BUSINESS COMBINATIONS
Power Solutions Acquisition
On October 5, 2015, the Company completed the acquisition of the Power Solutions business ("Power Solutions") from HD Supply, Inc. in exchange for $829.4 million (net of cash and outstanding checks of $11.7 million). The acquisition was financed using borrowings under new financing arrangements and cash on hand.
Power Solutions was a compelling strategic acquisition that significantly enhances Anixter's competitive position in the electrical wire and cable business and further strengthens its customer and supplier value proposition. In addition to transforming the Company's existing utility business into a leading North American distributor to the utility sector, this acquisition enables the Company to provide a full line electrical solution to its existing customers and provides broader access to the mid-size electrical construction market. The high voltage business of Power Solutions forms the Utility Power Solutions ("UPS") segment within the Company's realigned reportable segments. The low voltage business of Power Solutions was combined into the historical Electrical and Electronic Wire and Cable ("W&C") segment to form the Electrical & Electronic Solutions ("EES") segment.
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
Power Solutions goodwill of $35.4 million and $159.4 million was recorded in the EES and UPS reportable segments, respectively. The goodwill resulting from the acquisition largely consists of the Company's expected future product sales and synergies from combining Power Solutions products with its existing product offerings. Other than $81.0 million, the remaining goodwill is not deductible for tax purposes. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of the acquisition:

(In millions)	Average useful life (in years)	Fair value
Customer relationships	14-18	$278.5
Non-compete agreements	1	2.4
Total intangible assets		$280.9

Pro Forma Information

The following unaudited pro forma information shows the Company's results of operations as if the acquisition of Power Solutions had been completed as of the beginning of fiscal 2015. Adjustments have been made for the pro forma effects of interest expense and deferred financing costs related to the financing for the acquisition, depreciation and amortization of tangible and intangible assets recognized as part of the business combination, related income taxes and various other costs which would not have been incurred had Anixter and Power Solutions operated as a combined entity.

Twelve Months Ended
(In millions, except per share amounts)	January 1, 2016
Net sales	$7,733.4
Net income from continuing operations	$107.1
Income per share from continuing operations:
Basic	$3.22
Diluted	$3.20

NOTE 4.  ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 29, 2017	December 30, 2016
(In millions)
Salaries and fringe benefits	$110.6	$105.2
Other accrued expenses	158.6	150.3
Total accrued expenses	$269.2	$255.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5.  RESTRUCTURING CHARGES
The Company considers restructuring activities to be programs whereby Anixter fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount and realigning operations in response to changing market conditions. The following table summarizes activity related to liabilities associated with restructuring activities:

	Restructuring Activity
	Q2 2016 Plan		Q4 2015 Plan		Q2 2015 Plan	Q4 2012 Plan	Total
	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)	Employee-Related Costs (a)	Facility Exit and Other Costs (b)
Balance at January 1, 2016	$—	$—	$3.0	$0.2	$1.0	$0.4	$4.0	$0.6
Charges	4.3	1.5	(0.4)	—	—	—	3.9	1.5
Payments and other	(2.4)	(0.3)	(1.3)	(0.2)	(0.7)	(0.2)	(4.4)	(0.7)
Balance at December 30, 2016	$1.9	$1.2	$1.3	$—	$0.3	$0.2	$3.5	$1.4
Payments and other	(1.4)	(0.7)	(0.7)	—	(0.2)	—	(2.3)	(0.7)
Balance at December 29, 2017	$0.5	$0.5	$0.6	$—	$0.1	$0.2	$1.2	$0.7

(a)	Employee-related costs primarily consist of severance benefits provided to employees who have been involuntarily terminated.

(b)	Facility exit and other costs primarily consist of lease termination costs.
Q2 2016 Restructuring Plan
In the second quarter of 2016, the Company recorded a pre-tax charge of $2.1 million, $1.4 million, and $2.2 million in its NSS, EES, and UPS segments, respectively, and an additional $0.1 million at its corporate headquarters, primarily for severance-related expenses associated with a reduction of approximately 150 positions. The $5.8 million charge primarily reflects actions being taken to improve efficiencies in Canada and Latin America as well with the acquisition of Power Solutions. This charge was included in "Operating expenses" in the Company's Consolidated Statement of Comprehensive Income in the second quarter of 2016. The majority of the remaining charge included in accrued expenses of $1.0 million as of December 29, 2017 is expected to be paid by the second quarter of 2018.
Q4 2015 Restructuring Plan
In the fourth quarter of 2015, the Company recorded a pre-tax charge of $1.0 million, $2.3 million and $0.1 million in its NSS, EES, and UPS segments, respectively, primarily for severance-related expenses associated with a reduction of approximately 80 positions. The $3.4 million charge primarily reflects actions being taken to improve efficiencies in conjunction with the acquisition of Power Solutions. This charge was included in "Operating expenses" in the Company's Consolidated Statement of Comprehensive Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.6 million as of December 29, 2017 is expected to be paid by the second quarter of 2018.
Q2 2015 Restructuring Plan
In the second quarter of 2015, the Company recorded a pre-tax charge of $3.0 million and $2.2 million in its NSS and EES segments, respectively, and an additional $0.1 million at its corporate headquarters for severance-related expenses associated with a reduction of approximately 100 positions. The $5.3 million charge reflects actions taken to improve efficiencies and eliminate the stranded costs in conjunction with the sale of the Fasteners business. In the fourth quarter of 2015, the Company reduced the charge by $0.5 million, primarily in its EES segment, due to a reduction in estimated future obligations under the plan. This charge was included in "Operating expenses" in the Company's Consolidated Statement of Comprehensive Income for fiscal year 2015. The majority of the remaining charge included in accrued expenses of $0.1 million as of December 29, 2017 is expected to be paid by the second quarter of 2018.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. DEBT
Debt is summarized below:

(In millions)	December 29, 2017	December 30, 2016
Long-term debt:
5.50% Senior notes due 2023	$346.8	$346.3
5.125% Senior notes due 2021	396.5	395.7
5.625% Senior notes due 2019	348.6	347.7
Canadian term loan	—	95.4
Revolving lines of credit	159.0	197.1
Other	1.7	3.5
Unamortized deferred financing costs	(4.7)	(6.9)
Total long-term debt	$1,247.9	$1,378.8

Certain debt agreements entered into by Anixter's operating subsidiaries contain various restrictions, including restrictions on payments to the Company. These restrictions have not had, nor are expected to have, an adverse impact on the Company's ability to meet cash obligations. Anixter International Inc. has guaranteed substantially all of the debt of its subsidiaries.
Aggregate annual maturities of debt before accretion of debt discount as reflected on the Consolidated Balance Sheet at December 29, 2017 are as follows: 2018 - $1.7 million, 2019 - $348.6 million, 2020 - $159.0 million, 2021 - $396.5 million, 2022 - $0.0 million and $346.8 million thereafter.
The Company's average borrowings outstanding was $1,404.9 million and $1,649.0 million for the fiscal years ending December 29, 2017 and December 30, 2016, respectively. The Company's weighted-average cost of borrowings was 5.3% for the year ended December 29, 2017, and 4.8% for the years ended December 30, 2016 and January 1, 2016. Interest paid in 2017, 2016 and 2015 was $70.6 million, $75.7 million and $56.0 million, respectively.
At the end of fiscal 2017, Anixter had approximately $419.8 million and $134.0 million in available, committed, unused borrowings under the $600.0 million U.S. accounts receivable asset based five-year revolving credit facility and $150.0 million U.S. inventory asset based five-year revolving credit facility, respectively. All credit lines are with financial institutions with investment grade credit ratings. Borrowings under these facilities are limited based on the borrowing base criteria as described below.
The Company is in compliance with all of its covenant ratios and believes that there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.

Revolving Lines of Credit and Canadian Term Loan

On October 5, 2015, Anixter, through its wholly-owned subsidiaries, Anixter Inc., Anixter Receivables Corporation ("ARC") and Anixter Canada Inc., entered into certain financing transactions in connection with the consummation of the acquisition of Power Solutions, including a U.S. accounts receivable asset based five-year revolving credit facility in an aggregate committed amount of $600.0 million ("Receivables Facility"), a U.S. inventory asset based five-year revolving credit facility in an aggregate committed amount of $150.0 million ("Inventory Facility") for a U.S. combined commitment of $750.0 million ("Combined Commitment"). Additionally, the Company entered into a Canadian term loan facility in Canada in an aggregate principal amount of $300.0 million Canadian dollars, the equivalent to approximately $225.0 million USD, with a five-year maturity ("Canadian Term Loan"). In connection with these financing transactions, the Company incurred approximately $6.7 million in financing transaction costs, of which approximately $5.4 million was capitalized as deferred financing costs and will be amortized through maturity using the straight-line method, and approximately $1.3 million was expensed as incurred. These financing arrangements are described in greater detail below.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Receivables Facility

On October 5, 2015, Anixter, through its wholly-owned subsidiary, ARC, entered into a Receivables Facility, which is a receivables based five-year revolving credit facility in an aggregate committed amount of $600.0 million. Borrowings under the Receivables Facility are secured by a first lien on all assets of ARC and supported by an unsecured guarantee by Anixter International, Inc.

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

Inventory Facility

On October 5, 2015, Anixter and certain of its wholly-owned subsidiaries, including the Tri-Ed Subsidiaries and Power Solutions Subsidiaries, entered into the Inventory Facility, an asset based lending five-year revolving credit facility, in an aggregate committed amount of $150.0 million. Borrowings under the Inventory Facility are secured by a first lien on Anixter Inc.'s and certain of its subsidiaries' personal property and supported by a guarantee by Anixter International Inc.

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
In connection with the new financing arrangements described above, on October 5, 2015, the Company terminated its $400.0 million (or the equivalent in euro) 5-year senior unsecured revolving credit agreement and repaid its borrowings under the $200.0 million term loan in connection with the new financing arrangements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Canadian Term Loan

On October 5, 2015, Anixter, through its wholly-owned subsidiaries, Anixter Canada Inc. and Tri-Ed ULC, entered into a $300.0 million Canadian dollars (equivalent to approximately $225.0 million USD) Canadian Term Loan. During 2017 and 2016, the Company repaid $100.2 million and $83.7 million, respectively, of the outstanding balance. The Company incurred $0.2 million and $0.5 million of additional interest expense in 2017 and 2016, respectively, due to the write-off of deferred financing costs on the early payment of debt. The Canadian Term Loan was guaranteed by all present and future material Canadian subsidiaries of Anixter Canada Inc. and Tri-Ed ULC as well as Anixter Mid Holdings BV. The Canadian Term Loan was secured by a first priority security interest in all of the assets of Anixter Canada Inc. and each of its Canadian subsidiaries, which comprised the borrowing group.

In the fourth quarter of 2017, the Company paid off the Canadian Term Loan in full.

The Canadian Term Loan had a five-year maturity. The drawn pricing ranged from 0.375% to 1.250% over prime and 1.375% to 2.250% over the banker’s acceptance rate, depending on consolidated leverage ranging from less than or equal to 1.25x to equal to or greater than 3.00x. The Canadian Term Loan amortized 5% in each of years 1 and 2, 10% in each of years 3 and 4 and 70% in year 5.

The borrowing group for the Canadian Term Loan initially was subject to a maximum leverage ratio of 4.25x and a minimum fixed charge coverage ratio of 3.0x.

The Canadian Term Loan provided for customary representations and warranties and customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the facility, covenant defaults, cross-defaults to other agreements evidencing material indebtedness, certain judgments and events of bankruptcy.

The Company is in compliance with all of the covenant ratios and believes there is adequate margin between the covenant ratios and the actual ratios given the current trends of the business.
5.50% Senior Notes Due 2023
On August 18, 2015, the Company's primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2023 ("Notes due 2023"). The Notes due 2023 were issued at a price that was 98.75% of par, which resulted in a discount related to underwriting fees of $4.4 million. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2023 and is being amortized to interest expense over the term of the related debt, using the effective interest method. In addition, $1.7 million of deferred financing costs were paid, which are being amortized through maturity using the straight-line method. The Notes due 2023 pay interest semi-annually at a rate of 5.5% per annum and will mature on March 1, 2023. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2023 at a price equal to 100% of the principal amount plus a "make whole" premium. If the Company experiences certain kinds of changes of control, Anixter Inc. must offer to repurchase all of the Notes due 2023 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used to partially finance the Power Solutions acquisition. Anixter International Inc. fully and unconditionally guarantees the Notes due 2023, which are unsecured obligations of Anixter Inc.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.125% Senior Notes Due 2021
On September 23, 2014, the Company's primary operating subsidiary, Anixter Inc., completed the issuance of $400.0 million principal amount of Senior notes due 2021 ("Notes due 2021"). The Notes due 2021 were issued at a price that was 98.50% of par, which resulted in a discount related to underwriting fees of $6.0 million. Net proceeds from this offering were approximately $393.1 million after also deducting for approximately $0.9 million of deferred financing costs paid that are being amortized through maturity using the straight-line method. The discount is reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2021 and is being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2021 pay interest semi-annually at a rate of 5.125% per annum and will mature on October 1, 2021. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2021 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2021 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable credit facility, to repay certain additional borrowings under the 5-year senior unsecured revolving credit agreement that had been incurred for the specific purpose of funding the Tri-Ed acquisition, to provide additional liquidity for maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2021, which are unsecured obligations of Anixter Inc.
5.625% Senior Notes Due 2019
On April 30, 2012, the Company's primary operating subsidiary, Anixter Inc., completed the issuance of $350.0 million principal amount of Senior notes due 2019 ("Notes due 2019"). The Notes due 2019 were issued at a price that was 98.25% of par, which resulted in a discount related to underwriting fees of $6.1 million. Net proceeds from this offering were approximately $342.9 million after also deducting for approximately $1.0 million of deferred financing costs paid that are being amortized through maturity using the straight-line method. The discounts are reported on the Consolidated Balance Sheet as a reduction to the face amount of the Notes due 2019 and are being amortized to interest expense over the term of the related debt, using the effective interest method. The Notes due 2019 pay interest semi-annually at a rate of 5.625% per annum and will mature on May 1, 2019. In addition, Anixter Inc. may at any time redeem some or all of the Notes due 2019 at a price equal to 100% of the principal amount plus a "make whole" premium. If Anixter Inc. and/or the Company experience certain kinds of changes of control, it must offer to repurchase all of the Notes due 2019 outstanding at 101% of the aggregate principal amount repurchased, plus accrued and unpaid interest. The proceeds were used by Anixter Inc. to repay amounts outstanding under the accounts receivable securitization facility, to repay certain borrowings under the 5-year senior unsecured revolving credit agreement, to provide additional liquidity for the Company's maturing indebtedness and for general corporate purposes. Anixter International Inc. fully and unconditionally guarantees the Notes due 2019, which are unsecured obligations of Anixter Inc.
Accounts Receivable Securitization Program
Under the Company's prior accounts receivable securitization program, it sold, on an ongoing basis without recourse, a portion of its accounts receivables originating in the U.S. to ARC, which was considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). Anixter had the authority to direct the activities of the VIE and, as a result, concluded that it maintained control of the VIE, was the primary beneficiary (as defined by accounting guidance) and, therefore, consolidated the account balances of ARC. In connection with the new financing arrangements described above, on October 5, 2015 the Company terminated this accounts receivable securitization facility.

Short-term borrowings
Anixter has borrowings under other bank revolving lines of credit totaling $1.7 million and $3.5 million at the end of fiscal 2017 and 2016, respectively. The Company's short-term borrowings have maturity dates within the next fiscal year. However, all of the borrowings at the end of fiscal 2017 have been classified as long-term at December 29, 2017, as the Company has the intent and ability to refinance the debt under existing long-term financing agreements.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement of Debt

In the fourth quarter of 2017, the Company paid off the Canadian Term Loan in full.
In connection with the new financing arrangements described above, on October 5, 2015, Anixter terminated its $300.0 million accounts receivable securitization facility and $400.0 million (or the equivalent in euro) 5-year senior unsecured revolving credit agreement and repaid its borrowings under the $200.0 million term loan. Upon the termination of these facilities and repayment of the $200.0 million term loan, the Company incurred a $0.9 million loss on the extinguishment of debt in the fourth quarter of 2015, representing a write-off of a portion of unamortized deferred financing costs. The remaining unamortized deferred financing costs are being amortized through maturity of the new financing arrangements using the straight-line method.
In the first quarter of 2015, Anixter retired its 5.95% Senior notes due 2015 upon maturity for $200.0 million. Available borrowings under existing long-term financing agreements were used to settle the maturity value.
The retirement of debt did not have a significant impact on the Company's Consolidated Statements of Income.
Fair Value of Debt
The fair value of Anixter's debt instruments is measured using observable market information which would be considered Level 2 in the fair value hierarchy described in accounting guidance on fair value measurements. The Company's fixed-rate debt consists of Senior notes due 2023, Senior notes due 2021 and Senior notes due 2019.

At December 29, 2017, the Company's total carrying value and estimated fair value of debt outstanding was $1,247.9 million and $1,317.8 million, respectively. This compares to a carrying value and estimated fair value of debt outstanding at December 30, 2016 of $1,378.8 million and $1,435.6 million, respectively. The decrease in the carrying value and estimated fair value is primarily due to lower outstanding borrowings under Anixter's revolving lines of credit and repayment of the Canadian Term Loan in full.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
Substantially all of Anixter's office and warehouse facilities are leased under operating leases. A certain number of these leases are long-term operating leases containing rent escalation clauses and expire at various dates through 2038. Most operating leases entered into contain renewal options. The gross amount of assets recorded under capital leases was immaterial as of December 29, 2017 and December 30, 2016.
Minimum lease commitments under operating leases at December 29, 2017 are as follows:

(In millions)
2018	$67.2
2019	51.6
2020	40.8
2021	33.4
2022	24.6
2023 and thereafter	62.4
Total	$280.0
Total rental expense was $100.9 million, $97.8 million and $78.0 million in 2017, 2016 and 2015, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases at December 29, 2017 were $5.6 million.
As of December 29, 2017, the Company had $42.0 million in outstanding letters of credit and guarantees.
From time to time, Anixter is party to legal proceedings and matters that arise in the ordinary course of business. As of December 29, 2017, the Company does not believe there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.  INCOME TAXES
Income Before Tax Expense: Domestic income before income taxes was $178.1 million, $162.4 million and $167.3 million for 2017, 2016 and 2015, respectively. Foreign income before income taxes was $59.5 million, $35.1 million and $15.6 million for fiscal years 2017, 2016 and 2015, respectively.
Tax Provisions and Reconciliation to the Statutory Rate: The components of Anixter's tax expense from continuing operations and the reconciliation to the statutory federal rate are identified below. Income tax expense was comprised of:

(In millions)	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Current:
Foreign	$21.7	$18.5	$14.1
State	8.3	7.0	7.2
Federal	99.4	50.2	58.8
	129.4	75.7	80.1
Deferred:
Foreign	0.2	(2.8)	7.1
State	2.0	0.2	(0.7)
Federal	(3.0)	3.3	(0.5)
	(0.8)	0.7	5.9
Income tax expense	$128.6	$76.4	$86.0
Reconciliations of income tax expense to the statutory corporate federal tax rate of 35% were as follows:

(In millions)	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Statutory tax expense	$83.2	$69.1	$64.0
Increase (reduction) in taxes resulting from:
State income taxes, net	4.4	4.5	4.7
Foreign tax effects	2.0	1.8	6.3
Change in valuation allowance	(0.3)	1.6	9.3
Impact of tax legislation	35.6	—	—
Other, net	3.7	(0.6)	1.7
Income tax expense	$128.6	$76.4	$86.0

Impact of Tax Legislation: On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made significant changes to the U.S. tax code. The changes impacting the Company beginning in the fourth quarter of 2017, the period of enactment, include:

•
The reduction of the U.S. corporate tax rate to 21% results in an adjustment to the Company's U.S. deferred tax assets and liabilities to the lower rate. The impact of the deferred tax adjustment was measured and recorded as an increase in earnings for the quarter ending December 29, 2017, of $14.4 million; and

•
The tax reform legislation will subject the earnings of the Company's cumulative foreign earnings and profits to U.S. income taxes as a deemed repatriation. The estimated provisional impact of the deemed repatriation decreased earnings for the quarter ending December 29, 2017 by $50.0 million. This estimate will be revised during 2018.

The expected one-time impact and effect on Anixter's future earnings may differ from this initial assessment due to, among other things, changes in interpretations and assumptions made, guidance that has yet to be issued by applicable regulatory authorities, possible technical corrections, and actions the Company may take as a result of the Act or otherwise.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Payments: The Company made net payments for income taxes in 2017, 2016 and 2015 of $76.4 million, $63.4 million and $103.5 million, respectively.
Net Operating Losses: Anixter International Inc. and its U.S. subsidiaries file a U.S. federal corporate income tax return on a consolidated basis. At December 29, 2017, various of Anixter's foreign subsidiaries had aggregate cumulative net operating losses ("NOL") carryforwards for foreign income tax purposes of approximately $99.7 million which are subject to various provisions of each respective country. Approximately $79.4 million of the NOL carryforwards may be carried forward indefinitely. The remaining NOL carryforwards expire at various times between 2018 and 2029.
Foreign Tax Credit Carryforwards: At December 29, 2017, the Company estimated and accrued provisional transition taxes. As a result of the transition tax, the Company estimates that it will also have foreign tax credit carryforwards of $52.7 million. A full valuation allowance was recorded against the resulting deferred tax asset as there is not sufficient foreign-source income projected to utilize these credits.
Undistributed Earnings: As a result of Anixter's Board of Directors’ approval of the disposition of the Fasteners business during February 2015, Anixter was no longer permanently reinvested with respect to the non-U.S. earnings of the Fasteners business, because, following the disposition, the Company intended to repatriate to the U.S. most of the net proceeds attributable to the sale of the non-U.S. Fasteners business via intercompany debt repayment, dividend or other means. Therefore, the Company's 2015 results included, as a component of discontinued operations, $10.0 million of expense for U.S. federal and state, and foreign income taxes and withholding taxes related to this change in its reinvestment assertion.
The remaining undistributed earnings of Anixter's foreign subsidiaries amounted to approximately $618.6 million at December 29, 2017. The Act converted the U.S. system of taxing foreign earnings from a worldwide system to a territorial system. Future distributions of foreign earnings by Anixter affiliates abroad will no longer result in U.S. taxation. In converting to a territorial system the Act levied a one-time transition tax on deferred foreign earnings as of 2017. Anixter has estimated the net combined U.S. tax impact on this deemed repatriation to be approximately $50.0 million and plans to elect to pay the federal portion of this tax liability in installments over eight years. Despite the conversion to a territorial system, Anixter considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for any withholding taxes has been recorded. Upon distribution of those earnings in the form of dividends or otherwise, Anixter may be subject to withholding taxes payable to the various foreign countries. With respect to the countries that have undistributed earnings as of December 29, 2017, according to the foreign laws and treaties in place at that time, estimated foreign jurisdiction withholding taxes of approximately $36.1 million would be payable upon the remittance of all earnings at December 29, 2017.
Deferred Income Taxes: Significant components of the Company's deferred tax assets (liabilities) included in "Other assets" and "Other liabilities" on the Consolidated Balance Sheets were as follows:

(In millions)	December 29, 2017	December 30, 2016
Deferred compensation and other postretirement benefits	31.1	46.9
Foreign NOL carryforwards and other	29.4	27.7
Accrued expenses and other	8.3	15.2
Inventory reserves	9.9	13.4
Allowance for doubtful accounts	8.7	11.1
Federal and state credits	52.9	—
Gross deferred tax assets	140.3	114.3
Property, equipment, intangibles and other	(75.1)	(107.1)
Gross deferred tax liabilities	(75.1)	(107.1)
Deferred tax assets, net of deferred tax liabilities	65.2	7.2
Valuation allowance	(79.9)	(20.7)
Net deferred tax liabilities	$(14.7)	$(13.5)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Tax Positions and Jurisdictions Subject to Examinations: A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2015, 2016 and 2017 is as follows:

(In millions)
Balance at January 2, 2015	$3.0
Additions for tax positions of prior years	0.4
Addition for Power Solutions acquisition	2.2
Reductions for tax positions of prior years	(0.3)
Balance at January 1, 2016	$5.3
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(0.7)
Balance at December 30, 2016	$5.0
Reductions for tax positions of prior years	(0.3)
Balance at December 29, 2017	$4.7
Interest and penalties accrued for unrecognized tax benefits were $0.2 million in 2017, 2016 and 2015. In the fourth quarter of 2015, Anixter acquired Power Solutions and brought forward the existing uncertain tax positions in the amount of $3.2 million of which $0.7 million is related to interest and penalties. The liability of the uncertain tax positions is fully indemnified and offset by a corresponding indemnification asset recorded on the balance sheet.
Excluding the fully indemnified unrecognized tax benefit balance mentioned above, the Company estimates that of the unrecognized tax benefit balance of $2.2 million, all of which would affect the effective tax rate, $0.3 million may be resolved in a manner that would impact the effective rate within the next twelve months. The reserves for uncertain tax positions, including interest and penalties, of $2.9 million cover a range of issues, including intercompany charges and withholding taxes, and involve various taxing jurisdictions.
Only the returns for fiscal tax years 2012 and later remain open to examination by the Internal Revenue Service ("IRS") in the U.S., which is Anixter's most significant tax jurisdiction. For most states, fiscal tax years 2013 and later remain subject to examination. In Canada, the fiscal tax years 2013 and later are still subject to examination, while in the United Kingdom, the fiscal tax years 2016 and later remain subject to examination.

NOTE 9.  PENSION PLANS, POST-RETIREMENT BENEFITS AND OTHER BENEFITS
The Company's defined benefit pension plans are the plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Executive Benefit Plan and the Supplemental Executive Retirement Plan ("SERP") (together the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together the "Foreign Plans"). The majority of these defined benefit pension plans are non-contributory and, with the exception of the U.S., cover substantially all full-time domestic employees and certain employees in other countries. Retirement benefits are provided based on compensation as defined in both the Domestic Plans and the Foreign Plans. The Company's policy is to fund all Domestic Plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the IRS and all Foreign Plans as required by applicable foreign laws. The Executive Benefit Plan and SERP are the only two plans that are unfunded. Assets in the various plans consist primarily of equity securities and fixed income investments.

Accounting rules related to pensions and the policies used generally reduce the recognition of actuarial gains and losses in the net benefit cost, as any significant actuarial gains/losses are amortized over the remaining service lives of the plan participants. These actuarial gains and losses are mainly attributable to the return on plan assets that differ from that assumed and differences in the obligation due to changes in the discount rate, plan demographic changes and other assumptions.

The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to be used to discount the plan liabilities to their present value. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate at the end of 2017, 2016 and 2015, the Company reviewed rates of return on relevant market indices (i.e., the Citigroup pension liability index and the Ryan ALM Above Median yield curves). At the end of 2017, 2016 and 2015, the Company concluded the Ryan ALM Above Median yield curves are more consistent with observable market conditions and industry standards for developing spot rate curves. These rates are adjusted to match the duration of the liabilities associated with the pension plans.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 29, 2017 and December 30, 2016, the Company determined the consolidated weighted-average discount rate of all plans to be 3.26% and 3.73%, respectively, and used these rates to measure the projected benefit obligation ("PBO") at the end of each respective fiscal year end. Due primarily to actuarial losses and foreign currency exchange rate changes, the PBO increased to $533.4 million at the end of fiscal 2017 from $481.8 million at the end of fiscal 2016. The consolidated net unfunded status was $43.5 million at the end of fiscal 2017 compared to $69.1 million at the end of 2016.

A significant element in determining net periodic benefit cost in accordance with U.S. GAAP is the expected return on plan assets. For 2017, the Company had assumed that the weighted-average expected long-term rate of return on plan assets would be 5.59%. This expected return on plan assets is included in the net periodic benefit cost for the fiscal year ended 2017. As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced actual gains of approximately 13.3% and 11.9% in 2017 and 2016, respectively. The fair value of plan assets is $489.9 million at the end of fiscal 2017, compared to $412.7 million at the end of fiscal 2016. The difference between the expected return and the actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to "Accumulated other comprehensive loss," a component of "Stockholders’ Equity" in the Consolidated Balance Sheets.
In the fourth quarter of 2017, the Company transferred the benefits of certain retirees or beneficiaries to a third-party annuity provider. The Company paid $11.3 million of additional contributions into the plan using excess cash from operations to fund the contributions. The plan purchased an $11.3 million annuity contract with a third-party insurance carrier and transferred the related pension obligations to the carrier. The funding of the premiums did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2017.
In the fourth quarter of 2016, the Anixter Inc. Pension Plan was amended to allow for the benefits of certain retirees or beneficiaries to be transferred to a third-party annuity provider. The Company paid $10.5 million of additional contributions into the plan using excess cash from operations to fund the contributions. The plan purchased a $10.5 million annuity contract with a third-party insurance carrier and transferred the related pension obligations to the carrier. The funding of the premiums did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2016.
In the fourth quarter of 2015, the Company commenced settlement of the liabilities of one of its Europe pension plans. At that time, Anixter entered into a buy-in policy with an insurance carrier for that plan. In the second quarter of 2016, the Company terminated the buy-in policy, and entered into an agreement for issuance of a buy-out policy with the insurance carrier for the pension obligation. Accumulated other comprehensive losses of approximately $9.6 million (£6.9 million) were realized as a result of the buy-out policy, and are reflected in the Company's Consolidated Statements of Comprehensive Income.

In the third quarter of 2015, the Company took two actions related to the Anixter Inc. Pension Plan in the U.S.. First, the plan was frozen to entrants first hired or rehired on or after July 1, 2015. Anixter Inc. will make an annual contribution to the Employee Savings Plan on behalf of each active participant who is first hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution to each active participant's account will be an amount determined by multiplying the participant's salary for the Plan year by either: (1) 2% if such participant's years of service as of August 1 of the Plan year is fewer than five, or (2) 2.5% if such participant's years of service as of August 1 of the Plan year is five or greater. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. The total expense related to the amendment was $0.8 million. Second, the Company amended the Anixter Inc. Pension Plan in the U.S. to allow for terminated Fasteners employees to become immediately vested, if they were hired before February 12, 2015 and are not already fully vested. Furthermore, the amendment allows for employees who were terminated in connection with the sale of the Fastener business, the one-time option to receive a cash payout of their vested benefits. This resulted in $10.2 million of additional contributions paid by Anixter using excess cash from operations to fund $10.2 million of payments. The funding of the cash payments did not result in a settlement charge as the amount did not exceed the service and interest costs of the plan in 2015.

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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2016 and 2017, the Society of Actuaries released new mortality improvement projection scales. As a result, the Company updated U.S. mortality improvement assumptions in 2016 and 2017 for purposes of determining its mortality assumption used in the U.S. defined benefit plans' liability calculation. The updated U.S. mortality assumptions resulted in a decrease of $1.6 million and $0.8 million to the benefit obligation as of the end of 2017 and 2016, respectively, prior to reflecting the discount rate change. In 2017, the U.S. assumptions were also updated to reflect the results of an experience study performed during 2017. The net impact of updating these assumptions was a decrease in the obligation of $0.1 million prior to reflecting the discount and mortality change.

The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third party advisors. The investment objective of both the Domestic and Foreign Plans is to ensure, over the long-term life of the plans, an adequate level of assets to fund the benefits to employees and their beneficiaries at the time they are payable. In meeting this objective, the Company seeks to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. Anixter's risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Domestic Plans’ and Foreign Plans’ asset mixes as of December 29, 2017 and December 30, 2016 and the asset allocation guidelines for such plans are summarized as follows.

	Domestic Plans
	December 29, 2017	December 30, 2016	Allocation Guidelines
			Min	Target	Max
Large capitalization U.S. stocks	23.6%	22.7%	17%	22%	27%
Small to mid capitalization U.S. stocks	28.3	29.1	20	30	40
Emerging market equity	11.8	10.0	5	10	15
Total equity securities	63.7	61.8		62
Fixed income investments	33.4	35.0	31	38	45
Cash equivalents	2.9	3.2	—	—	10
	100.0%	100.0%		100%

	Foreign Plans
	December 29, 2017	Allocation
		Guidelines
		Target
Equity securities	62%	60%
Fixed income investments	29	30
Other investments	9	10
	100%	100%

	Foreign Plans
	December 30, 2016	Allocation
		Guidelines
		Target
Equity securities	61%	60%
Fixed income investments	29	30
Other investments	10	10
	100%	100%
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
For 2017 and 2016, the U.S. investment policy guidelines were as follows:

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
The expected long-term rate of return on both the Domestic and Foreign Plans’ assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption based on an analysis of historical and forward looking returns considering the respective plan’s actual and target asset mix. The weighted-average expected rate of return on plan assets used in the determination of net periodic pension cost for 2017 is 5.59%.
The following table sets forth the changes and the end of year components of "Accumulated other comprehensive loss" for the defined benefit plans:

(In millions)	December 29, 2017	December 30, 2016
Changes to Balance:
Beginning balance	$119.2	$112.5
Recognized prior service cost	4.0	4.0
Recognized transition obligation	—	(0.9)
Recognized net actuarial gain	(9.6)	(14.8)
Prior service credit arising in current year	4.2	(2.2)
Net actuarial (gain) loss arising in current year	(5.6)	20.6
Ending balance	$112.2	$119.2

Components of Balance:
Prior service credit	$(17.3)	$(21.1)
Net actuarial loss	129.5	140.3
	$112.2	$119.2
Amounts in "Accumulated other comprehensive loss" expected to be recognized as components of net period pension cost in 2018 are as follows:

(In millions)
Amortization of prior service credit	$(4.0)
Amortization of actuarial loss	7.5
Total amortization expected	$3.5

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the funded status of the Company's pension plans for fiscal years 2017 and 2016:

	Pension Benefits
	Domestic Plans		Foreign Plans		Total
(In millions)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation:
Beginning balance	$258.8	$250.1	$223.0	$266.0	$481.8	$516.1
Service cost	3.3	3.2	5.9	5.8	9.2	9.0
Interest cost	11.1	11.5	6.9	7.8	18.0	19.3
Actuarial loss	22.4	13.0	8.6	43.0	31.0	56.0
Benefits paid from plan assets	(7.5)	(7.6)	(6.7)	(16.1)	(14.2)	(23.7)
Benefits paid from Company assets	(1.0)	(0.9)	—	—	(1.0)	(0.9)
Plan participants contributions	—	—	0.1	0.2	0.1	0.2
Foreign currency exchange rate changes	—	—	21.2	(26.5)	21.2	(26.5)
Impact due to annuity purchase	(11.3)	(10.5)	(1.4)	(57.2)	(12.7)	(67.7)
Ending balance	$275.8	$258.8	$257.6	$223.0	$533.4	$481.8
Change in plan assets at fair value:
Beginning balance	$238.3	$218.1	$174.4	$228.1	$412.7	$446.2
Actual return on plan assets	41.0	18.8	18.9	32.1	59.9	50.9
Company contributions to plan assets	20.3	19.5	7.1	9.5	27.4	29.0
Benefits paid from plan assets	(7.5)	(7.6)	(6.7)	(16.1)	(14.2)	(23.7)
Plan participants contributions	—	—	0.1	0.2	0.1	0.2
Purchase of annuity	(11.3)	(10.5)	(1.4)	(57.2)	(12.7)	(67.7)
Foreign currency exchange rate changes	—	—	16.7	(22.2)	16.7	(22.2)
Ending balance	$280.8	$238.3	$209.1	$174.4	$489.9	$412.7
Reconciliation of funded status:
Projected benefit obligation	$(275.8)	$(258.8)	$(257.6)	$(223.0)	$(533.4)	$(481.8)
Plan assets at fair value	280.8	238.3	209.1	174.4	489.9	412.7
Funded status	$5.0	$(20.5)	$(48.5)	$(48.6)	$(43.5)	$(69.1)
Included in the 2017 and 2016 funded status is accrued benefit cost of approximately $17.7 million and $16.8 million, respectively, related to two non-qualified plans, which cannot be funded pursuant to tax regulations.

Noncurrent asset	$22.6	$—	$0.2	$0.3	$22.8	$0.3
Current liability	(0.8)	(0.9)	—	—	(0.8)	(0.9)
Noncurrent liability	(16.8)	(19.6)	(48.7)	(48.9)	(65.5)	(68.5)
Funded status	$5.0	$(20.5)	$(48.5)	$(48.6)	$(43.5)	$(69.1)
Weighted-average assumptions used for measurement of the projected benefit obligation:
Discount rate	3.78%	4.36%	2.70%	2.99%	3.26%	3.73%
Salary growth rate	3.76%	4.63%	3.04%	3.01%	3.36%	3.73%

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents the funded components of net periodic pension cost as reflected in the Company's Consolidated Statements of Income and the weighted-average assumptions used to measure net periodic pension cost for the years ended December 29, 2017, December 30, 2016 and January 1, 2016:

	Pension Benefits
	Domestic Plans			Foreign Plans			Total
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic pension cost:
Service cost	$4.7	$4.7	$5.2	$5.9	$5.9	$6.6	$10.6	$10.6	$11.8
Interest cost	11.1	11.5	11.6	6.9	7.8	9.1	18.0	19.3	20.7
Expected return on plan assets	(14.9)	(14.2)	(15.1)	(8.8)	(9.4)	(10.5)	(23.7)	(23.6)	(25.6)
Net amortization	2.5	2.4	1.3	3.0	2.5	2.9	5.5	4.9	4.2
Settlement charge	—	—	—	—	9.6	—	—	9.6	—
Net periodic pension cost	$3.4	$4.4	$3.0	$7.0	$16.4	$8.1	$10.4	$20.8	$11.1

Weighted-average assumption used to measure net periodic pension cost:
Discount rate	4.36%	4.65%	4.14%	2.99%	3.35%	3.44%	3.73%	3.98%	3.79%
Expected return on plan assets	6.25%	6.50%	6.50%	4.79%	4.54%	4.77%	5.59%	5.50%	5.63%
Salary growth rate	4.63%	4.60%	4.60%	3.01%	3.08%	3.12%	3.73%	3.75%	3.79%
In connection with the disposition of the Fasteners business, the Company recognized a pension curtailment gain of $5.1 million related to the Anixter pension plan in the U.S. and special termination benefit costs of $0.3 million in 2015 in discontinued operations.
Fair Value Measurements
The following presents information about the Plan’s assets measured at fair value on a recurring basis at the end of fiscal 2017, and the valuation techniques used by the Plan to determine those fair values. The inputs used in the determination of these fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access. The majority of pension assets valued by Level 1 inputs are primarily comprised of Domestic equity which are traded actively on public exchanges and valued at quoted prices at the end of the fiscal year.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. The majority of pension assets valued by Level 2 inputs are comprised of common/collective/pool funds (i.e., mutual funds). These assets are valued at their net asset values and considered observable inputs, or Level 2.
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

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures concerning assets measured at fair value on a recurring basis at December 29, 2017 and December 30, 2016, which have been categorized under the fair value hierarchy for the Domestic and Foreign Plans by the Company are as follows:

	As of December 29, 2017
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$8.1	$—	$—	$8.1	$0.3	$0.3	$—	$0.6	$8.4	$0.3	$—	$8.7
Equity securities:
Domestic	145.6	—	—	145.6	—	51.1	—	51.1	145.6	51.1	—	196.7
International (a)	33.2	—	—	33.2	—	78.2	—	78.2	33.2	78.2	—	111.4
Fixed income securities:
Domestic	0.4	4.0	—	4.4	—	48.0	—	48.0	0.4	52.0	—	52.4
Corporate bonds	—	89.5	—	89.5	—	11.8	—	11.8	—	101.3	—	101.3
Insurance funds	—	—	—	—	—	19.1	—	19.1	—	19.1	—	19.1
Other	—	—	—	—	—	0.3	—	0.3	—	0.3	—	0.3
Total at December 29, 2017	$187.3	$93.5	$—	$280.8	$0.3	$208.8	$—	$209.1	$187.6	$302.3	$—	$489.9

(a)	Investment in funds outside the country where the pension plan originates is considered International.

	As of December 30, 2016
	Domestic Plans				Foreign Plans				Total
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Categories:
Cash and short-term investments	$7.5	$—	$—	$7.5	$0.6	$—	$—	$0.6	$8.1	$—	$—	$8.1
Equity securities:
Domestic	123.5	—	—	123.5	—	43.2	—	43.2	123.5	43.2	—	166.7
International (a)	23.7	—	—	23.7	—	63.5	—	63.5	23.7	63.5	—	87.2
Fixed income securities:
Domestic	—	5.1	—	5.1	—	41.3	—	41.3	—	46.4	—	46.4
Corporate bonds	—	78.5	—	78.5	—	9.6	—	9.6	—	88.1	—	88.1
Insurance funds	—	—	—	—	—	16.0	—	16.0	—	16.0	—	16.0
Other	—	—	—	—	—	0.2	—	0.2	—	0.2	—	0.2
Total at December 30, 2016	$154.7	$83.6	$—	$238.3	$0.6	$173.8	$—	$174.4	$155.3	$257.4	$—	$412.7

(a)	Investment in funds outside the country where the pension plan originates is considered International.

Anixter had no level 3 assets in 2017. Changes in Anixter's Level 3 plan assets, which are included in operations, for the years ended December 30, 2016 and January 1, 2016 included:

(In millions)	January 1, 2016 Balance	Net purchases, Issuances and Settlements	December 30, 2016 Balance
Asset Categories:
Insurance funds	$58.9	$(58.9)	$—
Total Level 3 investments	$58.9	$(58.9)	$—

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimated future benefits payments are as follows at the end of 2017:

	Estimated Future Benefit Payments
(In millions)	Domestic	Foreign	Total
2018	$8.7	$3.7	$12.4
2019	9.7	3.9	13.6
2020	10.7	3.9	14.6
2021	11.5	4.1	15.6
2022	12.3	5.5	17.8
2023-2027	106.6	29.0	135.6
Total	$159.5	$50.1	$209.6
The accumulated benefit obligation in 2017 and 2016 was $273.1 million and $256.4 million, respectively, for the Domestic Plans and $225.5 million and $192.9 million, respectively, for the Foreign Plans. The Company had 9 plans in 2017 and 10 plans in 2016 where the accumulated benefit obligation was in excess of the fair value of plan assets. For pension plans with accumulated benefit obligations in excess of plan assets the aggregate pension accumulated benefit obligation was $170.1 million and $390.2 million for 2017 and 2016, respectively, and aggregate fair value of plan assets was $129.2 million and $347.1 million for 2017 and 2016, respectively.
The Company currently estimates that it will make contributions of approximately $8.0 million to its Foreign Plans in 2018. In addition, the Company estimates that it will make $0.8 million of benefit payments directly to participants of its two domestic unfunded non-qualified pension plans. The Company does not expect to make a contribution to its domestic qualified pension pension plan in 2018 due to its overfunded status.
Defined Contribution Plan
Anixter Inc. adopted the Anixter Inc. Employee Savings Plan effective January 1, 1994. The Plan is a defined-contribution plan covering all non-union domestic employees. Participants are eligible and encouraged to enroll in the tax-deferred plan on their date of hire and are automatically enrolled approximately 60 days after their date of hire unless they opt out. The savings plan is subject to the provisions of ERISA.
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
Effective January 1, 2014, Anixter began matching contributions to equal 50% of a participant's contribution up to 5% of the participant's compensation. The Company also has certain foreign defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements. The total expense from continuing operations related to defined contribution plans was $13.3 million, $12.2 million and $9.3 million in 2017, 2016 and 2015, respectively.
Deferred Compensation Plan
A non-qualified deferred compensation plan was implemented on January 1, 1995. The plan permits selected employees to make pre-tax deferrals of salary and bonus. Interest is accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate is further adjusted if certain financial goals are achieved. The plan provides for benefit payments upon retirement, death, disability, termination or other scheduled dates determined by the participant. At December 29, 2017, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $3.8 million and $41.1 million, respectively. At December 30, 2016, the deferred compensation liability included in "Accrued expenses" and "Other liabilities" on the Consolidated Balance Sheet was $4.9 million and $40.7 million, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concurrent with the implementation of the deferred compensation plan, the Company purchased variable, separate account life insurance policies on the plan participants with benefits accruing to Anixter. To provide for the liabilities associated with the deferred compensation plan and an executive non-qualified defined benefit plan, fixed general account "increasing whole life" insurance policies were purchased on the lives of certain participants. Prior to 2006, the Company paid annual premiums on the above company-owned policies. The last premium was paid in 2005. Policy proceeds are payable to Anixter upon the insured participant’s death. At December 29, 2017 and December 30, 2016, the cash surrender value of $38.3 million and $35.9 million, respectively, was recorded under this program and reflected in "Other assets" on the Consolidated Balance Sheets.

NOTE 10.  STOCKHOLDERS' EQUITY
Preferred Stock
Anixter has the authority to issue 15.0 million shares of preferred stock, par value $1.00 per share, none of which were outstanding at the end of fiscal 2017 and 2016.
Common Stock
Anixter has the authority to issue 100.0 million shares of common stock, par value $1.00 per share, of which 33.7 million shares and 33.4 million shares were outstanding at the end of fiscal 2017 and 2016, respectively.
Share Repurchases
Anixter did not repurchase any shares during any of the periods presented in these Consolidated Financial Statements.
Stock-Based Compensation
During the second quarter of 2017, the Company's shareholders approved the 2017 Stock Incentive Plan consisting of 2.0 million shares of the Company's common stock. Prior approved stock incentive plans have been closed and will not be allowed to issue future stock grants. At December 29, 2017, there were approximately 2.0 million shares reserved for issuance under the 2017 incentive plan.
Restricted Stock Units and Performance Units
The grant-date value of the stock units is amortized and converted to outstanding shares of common stock on a one-for-one basis over a three, four or six-year vesting period from the date of grant based on the specific terms of the grant. Compensation expense, net of the reversal of costs associated with forfeitures, associated with the stock units was $15.5 million, $13.7 million and $11.3 million in 2017, 2016 and 2015, respectively.
During the first quarter of 2016, Anixter initiated a performance-based restricted stock unit ("performance units") program that will vest in one-third tranches to be evaluated on the anniversary of the first, second and third performance cycles. Each evaluation period will be based on the achievement of the Company's total shareholder return ("TSR") relative to the TSR of the S&P Mid Cap 400 index. The issuance of the vested shares will be on the final vesting date of year three. The granted units will be adjusted based on the specific payout percentage of the grant agreement. The fair value of each tranche related to the performance units were estimated at the grant date using the Monte Carlo Simulation pricing model.
Under the current stock incentive plan, the Company pays its non-employee directors annual retainer fees and, at their election, meeting fees in the form of stock units. Currently, these units are granted quarterly and vest immediately. Therefore, the Company includes these units in its common stock outstanding on the date of vesting as the conditions for conversion are met. However, the actual issuance of shares related to all director units are deferred until a pre-arranged time selected by each director. Compensation expense associated with the director stock units was $2.5 million, $2.3 million and $2.0 million in 2017, 2016 and 2015, respectively.
The total fair value of stock units that vested was $14.4 million, $12.0 million and $13.4 million in 2017, 2016 and 2015, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the director and employee stock unit plans:

(units in thousands)	Director Stock Units (a)	Weighted Average Grant Date Fair Value (b)	Employee Stock Units (c)	Weighted Average Grant Date Fair Value (b)
Outstanding balance at January 2, 2015	283.3	$51.42	405.1	$80.65
Granted	32.2	63.99	217.0	75.53
Converted	(7.7)	59.56	(157.6)	71.71
Canceled	—	—	(28.4)	77.15
Outstanding balance at January 1, 2016	307.8	52.53	436.1	81.56
Granted	33.3	56.34	491.5	39.93
Converted	—	—	(125.2)	80.58
Canceled	—	—	(75.0)	55.89
Outstanding balance at December 30, 2016	341.1	52.90	727.4	56.25
Granted	31.3	80.81	222.4	85.65
Converted	—	—	(155.4)	76.51
Canceled	—	—	(50.7)	59.25
Outstanding balance at December 29, 2017	372.4	$55.25	743.7	$60.61

(a)	All director units are considered convertible although each individual has elected to defer conversion until a pre-arranged time.

(b)	Director and employee stock units are granted at no cost to the participants.

(c)	All employee stock units outstanding are not vested at year end and are expected to vest.

The weighted-average remaining contractual term for outstanding employee units is 2.2 years.
The aggregate intrinsic value of units converted into stock represents the total pre-tax intrinsic value (calculated using Anixter's stock price on the date of conversion multiplied by the number of units converted) that was received by unit holders. The aggregate intrinsic value of units converted into stock for 2017, 2016 and 2015 was $13.2 million, $5.4 million and $12.8 million, respectively.
The aggregate intrinsic value of units outstanding represents the total pre-tax intrinsic value (calculated using Anixter's closing stock price on the last trading day of the fiscal year multiplied by the number of units outstanding) that will be received by the unit recipients upon vesting. The aggregate intrinsic value of units outstanding for 2017, 2016 and 2015 was $84.8 million, $79.9 million and $44.9 million, respectively.
The aggregate intrinsic value of units convertible represents the total pre-tax intrinsic value (calculated using Anixter's closing stock price on the last trading day of the fiscal year multiplied by the number of units convertible) that would have been received by the unit holders. The aggregate intrinsic value of units convertible for 2017, 2016 and 2015 was $28.3 million, $27.6 million and $18.6 million, respectively.
Stock Options
Options previously granted under these plans have been granted with exercise prices at the fair market value of the common stock on the date of grant. All options expire ten years after the date of grant. These options were granted with vesting periods of four years representing the requisite service period based on the specific terms of the grant. The Company generally issues new shares to satisfy stock option exercises as opposed to adjusting treasury shares. The fair value of stock option grants is amortized over the respective vesting period representing the requisite service period. The Company did not grant any stock options to employees during 2017, 2016 or 2015.
Compensation expense associated with the stock options in 2017, 2016 and 2015 was $0.1 million, $0.5 million and $0.9 million, respectively. The total fair value of stock options that vested was $0.5 million, $1.0 million and $1.7 million in 2017, 2016 and 2015, respectively.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity under the employee option plans:

(options in thousands)	Employee Options	Weighted Average Exercise Price
Balance at January 2, 2015	533.0	$49.00
Exercised	—	—
Balance at January 1, 2016	533.0	49.00
Exercised	(44.8)	52.55
Balance at December 30, 2016	488.2	48.68
Exercised	(88.7)	56.43
Balance at December 29, 2017	399.5	$46.96
Options exercisable at year-end:
2015	472.5	$47.15
2016	468.4	$48.00
2017	399.5	$46.96
The weighted-average remaining contractual term for options exercisable and outstanding for 2017 was 3.7 years.
The aggregate intrinsic value of options exercised represents the total pre-tax intrinsic value (calculated as the difference between Anixter's stock price on the date of exercise and the exercise price, multiplied by the number of options exercised) that was received by the option holders. The aggregate intrinsic value of options exercised for 2017 and 2016 was $2.2 million and $1.0 million, respectively. For 2015, there were no option exercises.
The aggregate intrinsic value of options outstanding represents the total pre-tax intrinsic value (calculated as the difference between Anixter's closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options outstanding at the end of the fiscal year) that could be received by the option holders if such option holders exercised all options outstanding at fiscal year-end. The aggregate intrinsic value of options outstanding for 2017, 2016 and 2015 was $11.6 million, $15.8 million and $19.6 million, respectively.
The aggregate intrinsic value of options exercisable represents the total pre-tax intrinsic value (calculated as the difference between Anixter's closing stock price on the last trading day of each fiscal year and the weighted-average exercise price, multiplied by the number of options exercisable at the end of the fiscal year) that would have been received by the option holders had all option holders elected to exercise the options at fiscal year-end. The aggregate intrinsic value of options exercisable for 2017, 2016 and 2015 was $11.6 million, $15.5 million and $15.9 million, respectively.
Summary of Non-Vested Shares
The following table summarizes the changes to the unvested shares:

(shares in thousands)	Non-vested Option Shares (a)	Weighted-average Grant Date Fair Value	Non-vested Performance Shares (a)	Weighted-average Grant Date Fair Value
Balance at December 30, 2016	19.8	$26.95	82.8	$21.53
Granted	—	—	37.8	87.43
Vested	(19.8)	26.95	—	—
Canceled	—	—	—	—
Balance at December 29, 2017	—	$—	120.6	$42.17

(a)	All non-vested stock options and performance units are expected to vest.
As of December 29, 2017, there was $17.9 million of total unrecognized compensation cost related to non-vested stock units which is expected to be recognized over a weighted-average period of 1.5 years. As of December 29, 2017, all compensation cost related to options granted to employees has been fully recognized.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. BUSINESS SEGMENTS
Anixter is a leading distributor of enterprise cabling and security solutions, electrical and electronic wire and cable solutions and utility power solutions. The Company has identified Network & Security Solutions ("NSS"), Electrical & Electronic Solutions ("EES") and Utility Power Solutions ("UPS") as reportable segments.
Corporate expenses are incurred to obtain and coordinate financing, tax, information technology, legal and other related services, certain of which were rebilled to subsidiaries. These corporate expenses were historically allocated to business segments based primarily on projected sales and estimated use of time. A portion of these corporate expenses were reported in corporate as they historically had been allocated to the Fasteners segment but were not considered directly related to the discontinued operations. Beginning in the first quarter of 2016, the Company no longer allocates corporate expenses to its business segments. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets as such allocation is made for internal reporting. Interest expense and other non-operating items are not allocated to the segments or reviewed on a segment basis, except as previously discussed in Note 2. "Discontinued Operations." Intercompany transactions are not significant. No customer accounted for more than 2% of sales in 2017.
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
Segment Financial Information
Segment information for 2017, 2016 and 2015 are as follows:

(in millions)
2017	NSS	EES	UPS	Corporate (a)	Total
Net Sales	$4,114.4	$2,225.5	$1,587.5	$—	$7,927.4
Operating income	262.6	114.3	73.1	(136.9)	313.1
Depreciation	3.1	2.4	3.9	18.8	28.2
Amortization of intangible assets	14.4	8.4	13.3	—	36.1
Total assets	1,947.1	1,068.3	871.4	365.4	4,252.2
Capital expenditures	3.7	1.9	1.7	33.8	41.1

2016	NSS	EES	UPS	Corporate (a)	Total
Net Sales	$4,083.8	$2,103.2	$1,435.8	$—	$7,622.8
Operating income	275.8	97.5	56.7	(144.7)	285.3
Depreciation	3.2	2.7	4.2	17.8	27.9
Amortization of intangible assets	14.1	8.5	15.0	—	37.6
Total assets	1,974.0	983.6	821.9	313.9	4,093.4
Capital expenditures	3.4	2.9	2.5	23.8	32.6

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 (As revised)	NSS	EES (b)	UPS (b)	Corporate (a)	Total
Net Sales	$3,968.2	$1,816.5	$405.8	$—	$6,190.5
Operating income	258.2	121.1	22.4	(133.9)	267.8
Depreciation	3.6	1.4	1.2	16.0	22.2
Amortization of intangible assets	14.7	6.3	3.9	—	24.9
Total assets	1,902.8	1,071.4	813.4	350.6	4,138.2
Capital expenditures	3.0	1.0	0.8	21.9	26.7

(a)	Corporate "Total assets" primarily consists of cash and cash equivalents, deferred tax assets, and corporate fixed assets.

(b)
At the beginning of the fourth quarter of 2015, the Company acquired Power Solutions which is reported in both the EES and UPS business segments. For further information, see Note 3. "Business Combinations".

Net sales and operating income included in the tables above in the Company's UPS segment were previously reported in its EES segment prior to the Power Solutions acquisition on October 5, 2015. Operating results were restated for the year ended January 1, 2016 due to change in composition of the Company's reportable segments in the first quarter of 2016.

The items impacting operating expense and operating income by segment in 2017, 2016 and 2015 are reflected in the tables below. All other items impacted consolidated results only and were not allocated to segments.

	Year Ended December 29, 2017
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.4)	$(8.4)	$(13.3)	$—	$(36.1)
Restructuring charge	—	0.5	(0.1)	(0.4)	—
Acquisition and integration costs	—	—	—	(2.3)	(2.3)
Impairment of intangible assets	(5.7)	—	—	—	(5.7)
Total of items impacting operating expense and operating income	$(20.1)	$(7.9)	$(13.4)	$(2.7)	$(44.1)

	Year Ended December 30, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.1)	$(8.5)	$(15.0)	$—	$(37.6)
UK pension settlement	—	—	—	(9.6)	(9.6)
Restructuring charge	(1.7)	(1.3)	(2.1)	(0.3)	(5.4)
Acquisition and integration costs	—	—	(0.3)	(4.8)	(5.1)
Latin America bad debt provision	(3.9)	(3.7)	—	—	(7.6)
Total of items impacting operating expense and operating income	$(19.7)	$(13.5)	$(17.4)	$(14.7)	$(65.3)

	Year Ended January 1, 2016
(In millions)	NSS	EES	UPS	Corporate	Total
Amortization of intangible assets	$(14.7)	$(6.3)	$(3.9)	$—	$(24.9)
UK pension settlement	—	—	—	(0.4)	(0.4)
Restructuring charge	(2.4)	(3.2)	(0.1)	(2.5)	(8.2)
Acquisition and integration costs	—	—	(0.2)	(13.0)	(13.2)
Write-off of capitalized software	—	—	—	(3.1)	(3.1)
Latin America bad debt provision	(10.7)	(1.0)	—	—	(11.7)
Dilapidation provision	—	—	—	(1.7)	(1.7)
Total of items impacting operating expense and operating income	$(27.8)	$(10.5)	$(4.2)	$(20.7)	$(63.2)

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information
The Company attributes foreign sales based on the location of the customer purchasing the product. In North America (U.S. and Canada), sales in the U.S. were $5,771.5 million, $5,613.6 million and $4,137.9 million in 2017, 2016 and 2015, respectively. Canadian sales were $772.5 million, $771.0 million and $691.3 million in 2017, 2016 and 2015, respectively. No other individual foreign country’s net sales within EMEA (Europe, Middle East and Africa) or the Emerging Markets (Asia Pacific and Latin America) were material in 2017, 2016 and 2015. The Company's tangible long-lived assets primarily consist of $135.2 million of property and equipment in the U.S. No other individual foreign country’s tangible long-lived assets are material.
The following table summarizes net sales by geographic areas for the years ended December 29, 2017, December 30, 2016 and January 1, 2016:

	Years Ended
(In millions)	December 29, 2017		December 30, 2016		January 1, 2016
Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
North America	$6,544.0	82.5%	$6,384.6	83.8%	$4,829.2	78.0%
EMEA	626.3	7.9%	570.1	7.4%	601.9	9.7%
Emerging Markets	757.1	9.6%	668.1	8.8%	759.4	12.3%
Net sales	$7,927.4	100.0%	$7,622.8	100.0%	$6,190.5	100.0%

The following table summarizes total assets and net property and equipment by geographic areas for the years ended December 29, 2017 and December 30, 2016:

(In millions)	December 29, 2017	December 30, 2016
Total assets
North America	$3,468.3	$3,376.8
EMEA	249.5	224.9
Emerging Markets	534.4	491.7
Total assets	$4,252.2	$4,093.4

(In millions)	December 29, 2017	December 30, 2016
Net property and equipment
North America	$140.5	$126.0
EMEA	7.2	8.1
Emerging Markets	6.6	6.2
Net property and equipment	$154.3	$140.3

Goodwill Assigned to Segments
The following table presents the changes in goodwill allocated to the Company's reporting units from January 1, 2016 to December 29, 2017:

(In millions)	NSS	EES	UPS	Total
Balance as of January 1, 2016	$393.3	$211.9	$151.3	$756.5
Acquisition related	(0.5)	0.7	4.3	4.5
Reassignment of goodwill	11.2	(31.8)	20.6	—
Foreign currency translation	1.0	0.2	2.4	3.6
Balance as of December 30, 2016	$405.0	$181.0	$178.6	$764.6
Foreign currency translation	3.8	0.7	9.0	13.5
Balance as of December 29, 2017	$408.8	$181.7	$187.6	$778.1

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12.  SUMMARIZED FINANCIAL INFORMATION OF ANIXTER INC.
Anixter International Inc. guarantees, fully and unconditionally, substantially all of the debt of its subsidiaries, which include Anixter Inc., its 100% owned primary operating subsidiary. Anixter International Inc. has no independent assets or operations and all subsidiaries other than Anixter Inc. are minor. The following summarizes the financial information for Anixter Inc.:
ANIXTER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 29, 2017	December 30, 2016
Assets:
Current assets	$2,833.5	$2,688.3
Property, equipment and capital leases, net	161.3	148.4
Goodwill	778.1	764.6
Intangible assets, net	378.8	415.4
Other assets	107.2	84.8
	$4,258.9	$4,101.5
Liabilities and Stockholders' Equity:
Current liabilities	$1,351.9	$1,264.9
Subordinated notes payable to parent	—	0.7
Long-term debt	1,257.7	1,390.1
Other liabilities	192.9	156.8
Stockholder’s equity	1,456.4	1,289.0
	$4,258.9	$4,101.5
ANIXTER INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Twelve Months Ended
(In millions)	December 29, 2017	December 30, 2016	January 1, 2016
Net sales	$7,927.4	$7,622.8	$6,190.5
Operating income	$319.6	$291.6	$273.8
Income from continuing operations before income taxes	$243.2	$202.6	$187.9
Net (loss) income from discontinued operations	$—	$(0.6)	$30.7
Net income	$112.6	$123.8	$130.7
Comprehensive income	$153.2	$103.4	$38.2

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited interim results of operations and the price range of the common stock composite for each quarter in the years ended December 29, 2017 and December 30, 2016. On June 1, 2015, the Company closed the sale of the Fasteners business, as described in Note 2. "Discontinued Operations". The operating results of the Fasteners business are presented as "discontinued operations" in the Company's Consolidated Financial Statements. Anixter has never paid ordinary cash dividends on its common stock. As of February 14, 2018, Anixter had 1,697 shareholders of record.

(In millions, except per share amounts)
Year ended December 29, 2017	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,895.8	$2,001.4	$2,016.4	$2,013.8
Cost of goods sold	1,516.1	1,605.7	1,619.2	1,615.4
Operating income	69.0	82.7	81.0	80.4
Income before income taxes	49.9	63.8	62.4	61.5
Net income	$30.9	$40.1	$37.6	$0.4
Income per share:
Basic	$0.92	$1.19	$1.12	$0.01
Diluted	$0.91	$1.18	$1.11	$0.01
Common stock price (NYSE symbol: AXE):
High	$88.00	$86.35	$86.45	$88.60
Low	$75.70	$73.75	$70.50	$62.40
Close	$79.30	$78.20	$85.00	$76.00

(a)	In the first quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization.

(b)	In the second quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization.

(c)	In the third quarter of 2017, "Operating income" includes $9.1 million of intangible asset amortization and $0.8 million of acquisition and integration costs.

(d)
In the fourth quarter of 2017, "Operating income" includes $9.0 million of intangible asset amortization, $1.5 million of acquisition and integration costs and an intangible asset impairment charge of $5.7 million.

ANIXTER INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In millions, except per share amounts)
Year ended December 30, 2016	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
Net sales	$1,816.2	$1,955.7	$1,956.3	$1,894.6
Cost of goods sold	1,445.4	1,562.3	1,559.6	1,507.5
Operating income	60.3	56.7	87.3	81.0
Income from continuing operations before income taxes	37.4	36.1	65.4	58.6
Net income from continuing operations	23.2	20.8	40.3	36.8
Net (loss) income from discontinued operations	(0.4)	(0.3)	0.1	—
Net income	$22.8	$20.5	$40.4	$36.8
Income (loss) per share:
Basic:
Continuing operations	$0.70	$0.62	$1.21	$1.10
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Net income	$0.69	$0.61	$1.21	$1.10
Diluted:
Continuing operations	$0.70	$0.62	$1.20	$1.09
Discontinued operations	$(0.02)	$(0.01)	$0.01	$—
Net income	$0.68	$0.61	$1.21	$1.09
Common stock price (NYSE symbol: AXE):
High	$60.10	$63.49	$65.96	$84.05
Low	$37.60	$49.29	$51.50	$58.99
Close	$52.48	$54.09	$64.50	$81.05

(a)	In the first quarter of 2016, "Operating income" includes $9.7 million of intangible asset amortization and $2.2 million of acquisition and integration costs.

(b)
In the second quarter of 2016, "Operating income" includes $9.5 million of intangible asset amortization, $5.6 million of restructuring charges, $7.6 million of Latin America bad debt provision, $1.4 million of acquisition and integration costs and $9.6 million related to a settlement of pension obligation in the UK.

(c)	In the third quarter of 2016, "Operating income" includes $9.4 million of intangible asset amortization, $0.7 million of acquisition and integration costs and a restructuring reversal of $0.2 million.

(d)	In the fourth quarter of 2016, "Operating income" includes $9.0 million of intangible asset amortization and $0.8 million of acquisition and integration costs.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 29, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2017.
Ernst & Young LLP, an independent registered public accounting firm, has audited our Consolidated Financial Statements and our internal control over financial reporting. The Ernst & Young LLP reports are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Anixter International Inc.

Opinion on Internal Control over Financial Reporting
We have audited Anixter International Inc.’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anixter International Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company, and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2018

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
See Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders — "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Our Global Business Ethics and Conduct Policy and changes or waivers, if any, related thereto are located on our website at http://www.anixter.com/ethics.
Information regarding executive officers is included as a supplemental item at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
See Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders — "Report of the Compensation Committee," "Compensation Discussion and Analysis," "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
See Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders — "Security Ownership of Management," "Security Ownership of Principal Stockholders" and "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
See Registrant’s Proxy Statement for the 2018 Annual Meeting of the Stockholders — "Certain Relationships and Related Transactions" and "Corporate Governance."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders — "Independent Registered Public Accounting Firm and their Fees."

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

10.14*
Anixter Inc. Deferred Compensation Plan, 2015 Restatement, effective July 1, 2015. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 30, 2016, Exhibit 10.14)

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

(b) Waiver and First Amendment to Receivables Facility Loan Documents, dated as of September 19, 2016, by and among Anixter Receivables Corporation, Anixter Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 30, 2016, Exhibit 10.34B).

10.35
(a) Credit Agreement (Inventory Facility), dated as of October 5, 2015, by and among Anixter Inc. and the other borrowers party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Current Report on Form 8-K filed on October 8, 2015, Exhibit 10.3).

(b) First Amendment to Inventory Facility Loan Documents, dated as of September 19, 2016, by and among Anixter Inc. and the other borrowers party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference from Anixter International Inc. Annual Report on Form 10-K for the year ended December 30, 2016, Exhibit 10.35B)

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

10.37	Form of Anixter International Inc. Performance Unit Grant Agreement. (Incorporated by reference from Anixter International Inc. Current Report on Form 10-Q filed on April 26, 2016, Exhibit 10.1)

10.38*	Anixter International Inc. 2017 Stock Incentive Plan. (Incorporated by reference to pages A-1 through A-11 of the Company's Proxy Statement filed on April 20, 2017).

(21) Subsidiaries of the Registrant.

21.1	List of Subsidiaries of the Registrant.

(23) Consents of experts and counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

(24) Power of attorney.

24.1
Power of Attorney executed by Lord James Blyth, Frederic F. Brace, Linda Walker Bynoe, Robert J. Eck, Robert W. Grubbs, F. Philip Handy, Melvyn N. Klein, George Muñoz, Scott R. Peppet, Stuart M. Sloan, Valarie L. Sheppard and Samuel Zell.

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
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, (ii) the Consolidated Balance Sheets at December 29, 2017 and December 30, 2016, (iii) the Consolidated Statements of Cash Flows for fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, (iv) the Consolidated Statements of Stockholders’ Equity for fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, and (v) Notes to Consolidated Financial Statements for fiscal year ended December 29, 2017.
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
References made to Anixter International Inc. and Itel Corporation filings can be found at Commission File Number 001-10212.

ANIXTER INTERNATIONAL INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
(In millions)	December 29, 2017	December 30, 2016	January 1, 2016
Operating loss	$(5.2)	$(5.0)	$(4.8)
Other income:
Interest income, including intercompany	6.8	5.7	5.0
Income before income taxes and equity in earnings of subsidiaries	1.6	0.7	0.2
Income tax expense	0.6	0.2	0.2
Income before equity in earnings of subsidiaries	1.0	0.5	—
Equity in earnings of subsidiaries	108.0	120.0	127.6
Net income	$109.0	$120.5	$127.6
Comprehensive income	$149.6	$100.1	$35.1
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)

BALANCE SHEETS

(In millions)	December 29, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$0.2
Other assets	0.1	0.1
Total current assets	0.3	0.3
Other assets (primarily investment in and advances to subsidiaries)	1,460.7	1,294.2
	$1,461.0	$1,294.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses, due currently	$0.3	$0.5
Other non-current liabilities	1.7	1.8
Total liabilities	2.0	2.3
Stockholders’ equity:
Common stock	33.7	33.4
Capital surplus	278.7	261.8
Retained earnings	1,356.9	1,247.9
Accumulated other comprehensive loss	(210.3)	(250.9)
Total stockholders’ equity	1,459.0	1,292.2
	$1,461.0	$1,294.5
See accompanying note to the condensed financial information of registrant.

ANIXTER INTERNATIONAL INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ANIXTER INTERNATIONAL INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended
	December 29, 2017	December 30, 2016	January 1, 2016
(In millions)
Operating activities:
Net income	$109.0	$120.5	$127.6
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(108.0)	(120.0)	(127.6)
Dividend from subsidiary	3.7	4.8	6.9
Stock-based compensation	2.5	2.3	2.0
Income tax expense	0.6	0.2	0.2
Intercompany transactions	(13.2)	(9.3)	(9.3)
Changes in assets and liabilities, net	(0.1)	0.5	(0.1)
Net cash used in operating activities	(5.5)	(1.0)	(0.3)
Investing activities:	—	—	—
Financing activities:
Proceeds from stock options exercised	5.0	2.4	—
Loans from (to) subsidiaries, net	0.7	(0.7)	1.5
Other, net	(0.2)	(0.6)	(1.1)
Net cash provided by financing activities	5.5	1.1	0.4
Increase in cash and cash equivalents	—	0.1	0.1
Cash and cash equivalents at beginning of period	0.2	0.1	—
Cash and cash equivalents at end of period	$0.2	$0.2	$0.1
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

ANIXTER INTERNATIONAL INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 29, 2017, December 30, 2016 and January 1, 2016

(In millions)	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at end of the period
Description
Year ended December 29, 2017:
Allowance for doubtful accounts	$43.6	$10.0	$(1.3)	$(8.5)	$43.8
Allowance for deferred tax asset	$20.7	$60.7	$(1.5)	$—	$79.9
Year ended December 30, 2016:
Allowance for doubtful accounts	$37.5	$20.1	$(3.8)	$(10.2)	$43.6
Allowance for deferred tax asset	$24.0	$1.6	$(4.9)	$—	$20.7
Year ended January 1, 2016:
Allowance for doubtful accounts	$27.0	$25.8	$(5.1)	$(10.2)	$37.5
Allowance for deferred tax asset	$11.9	$12.9	$(0.8)	$—	$24.0

ANIXTER INTERNATIONAL INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glenview, State of Illinois, on February 22, 2018.

ANIXTER INTERNATIONAL INC.
By:	/s/ Theodore A. Dosch
Theodore A. Dosch
Executive Vice President-Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Eck	Chief Executive Officer (Principal Executive Officer)	February 22, 2018
Robert J. Eck

/s/ Theodore A. Dosch	Executive Vice President — Finance (Principal Financial Officer)	February 22, 2018
Theodore A. Dosch

/s/ Ilaria Mocciaro	Senior Vice President — Controller (Principal Accounting Officer)	February 22, 2018
Ilaria Mocciaro

/s/ Lord James Blyth*	Director	February 22, 2018
Lord James Blyth

/s/ Frederic F. Brace*	Director	February 22, 2018
Frederic F. Brace

/s/ Linda Walker Bynoe*	Director	February 22, 2018
Linda Walker Bynoe

/s/ Robert J. Eck	Director	February 22, 2018
Robert J. Eck

/s/ Robert W. Grubbs*	Director	February 22, 2018
Robert W. Grubbs

/s/ F. Philip Handy*	Director	February 22, 2018
F. Philip Handy

/s/ Melvyn N. Klein*	Director	February 22, 2018
Melvyn N. Klein

/s/ George Muñoz*	Director	February 22, 2018
George Muñoz

/s/ Scott R. Peppet*	Director	February 22, 2018
Scott R. Peppet

/s/ Valarie L. Sheppard*	Director	February 22, 2018
Valarie L. Sheppard

/s/ Stuart M. Sloan*	Director	February 22, 2018
Stuart M. Sloan

/s/ Samuel Zell*	Director	February 22, 2018
Samuel Zell

*By	/s/ Theodore A. Dosch
Theodore A. Dosch (Attorney in fact) Theodore A. Dosch, as attorney in fact for each person indicated